Form 10KSB
period 1996-06-30
US HOME & GARDEN INC
filed 1996-10-15
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-KSB


(Mark One)

[X] Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
1934

                     For the fiscal year ended June 30, 1996

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-19899

                             U.S. HOME & GARDEN INC.
                 (Name of small business issuer in its charter)

             Delaware                                            77-0262908
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

655 Montgomery Street,
San Francisco, California                                           94111
(Address of Principal Executive                                   (Zip Code)
Offices)

                                 (415) 616-8111
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                         Name of Each Exchange
     Title of each class                                 on Which Registered
     -------------------                                 -------------------
           None                                          Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value and Class A Common Stock Purchase Warrants
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its fiscal year ended June 30, 1996 were $27,030,924.

     The aggregate market value of the Common Stock held by non-affiliates of the issuer (based upon the closing sale price) on September 30, 1996 was approximately $32,800,000.

     As of September 30, 1996, 13,914,516 shares of the issuer's Common Stock, par value $.001 per share were outstanding.

     Transitional Small Business Disclosure Format
Yes _____ No X

                                     Part I.


Item 1. Description of Business

General

     U.S. Home & Garden Inc. (the "Company"), manufactures, converts, markets and distributes through its wholly owned subsidiary, Easy Gardener Acquisition Corp. ("Easy Gardener" or "EGAC") consumer lawn and garden care products for consumers and agricultural users and, through its wholly-owned subsidiary, Golden West Agri-Products, Inc. ("Golden West"), which it acquired in August 1992, a line of products for agricultural use. In September 1994, the Company, through Easy Gardener, acquired substantially all of the assets used in the business of Easy Gardener, Inc. ("EGI"), a Texas based manufacturer of a variety of home lawn and garden care products. In August 1995, the Company, through Emerald Products Corporation ("Emerald PC"), a subsidiary of Easy Gardener, acquired the assets of Emerald Products LLC. In August 1996, the Company, through Easy Gardener, acquired all of the outstanding capital stock of Weatherly Consumer Products Group, Inc. ("Weatherly") a Kentucky based manufacturer and distributor of home and outdoor fertilizer spikes and other home, lawn and garden care products. See "Notes 1 and 12 of Notes to Consolidated Financial Statements."

     Easy Gardener markets and distributes a variety of home lawn and garden care products, including among others, Weedblock(R), a landscape fabric used to control weed growth in the garden. In addition to landscape fabrics, Easy Gardener sells complementary lawn and garden products for use by the home gardener such as Emerald Edge lawn edging and Shade Fabric(TM). With the acquisition of Weatherly the Company has added to its product line, among other things, a variety of home and outdoor fertilizer spikes sold under the Jobe's(R) label, tree root feeders sold under the Ross(R) label and animal repellents for plants sold under the XP-20(TM) label.

     The Company's subsidiary, Golden West, is primarily engaged in the manufacture and distribution of humic acid based agricultural products. The Company's principal agricultural products consist of Energizer(R), a nutrient absorption enhancement formula for crops; Penox(R), an agent that increases the effectiveness of certain agricultural products; and Powergizer 45(R), a type of plant food. The Company, through Golden West, sells its agricultural products to distributors who market such products to commercial farmers.

     As part of the Company's decision in June 1994, to concentrate future marketing efforts on products that management believed would have the greatest sales potential, the Company, during the fiscal year ended June 30, 1995 ceased marketing the insect and animal control products formerly sold under its Thunder and Garden Thunder(R) labels and its three Garden Thunder(R) organic lawn and plant care products. In addition, during the fiscal year ended June 30, 1996 the Company sold its remaining inventory of Power Gardener(TM) units and related manufacturing and product rights without manufacturing any additional units for future sale and ceased manufacturing its Liquid Lime product.

     The Company was organized under the laws of the State of California in August 1990 and reincorporated in the State of Delaware in January 1992. Unless the context otherwise requires, all references in this document to the Company include U.S. Home & Garden Inc. and its wholly-owned subsidiaries, Golden West and Easy Gardener and their wholly-owned subsidiaries.

Lawn and Garden Care Products

     Landscape Fabrics. Landscape fabrics, which accounted for approximately 80% and 70% of EGI's\Easy Gardener's revenues for the fiscal years ended June 30, 1995 and 1996, are used to prevent weeds from growing around new or existing plantings, on open terrain including steep slopes and retaining walls, under decks, driveways and patios or under swing sets and other recreational equipment. Landscape fabrics allow water, nutrients and oxygen to filter through to the soil but prevent weed growth by blocking light, which prevents weeds from germinating. Easy Gardener's primary landscape fabrics are made from non-woven fabrics which are generally manufactured with extruded polymers, pressed or vacuum formed into thin sheets having the feel and texture of light plastics. The fabrics are manufactured into long, continuous rolls of material. Easy Gardener markets five different types of landscape fabric in varying thicknesses and strengths under the trade names WeedBlock(R), WeedBlock 6(TM), MicroPore(R), Pro WeedBlock(TM) and WeedShield(TM). Depending upon their thickness, these fabrics are intended to remain effective for a period of three to six or more years.

     Landscape fabrics are intended to be easy for home gardeners to use. For use around new plantings, for example, landscape fabric is measured, cut and placed over soil that has been prepared for planting. The fabric is then pegged down and secured, and slits are cut into the material where flowers or vegetables are to be planted. After plants or seeds are planted into the openings, a thin layer of bark or mulch is spread over the fabric and around the plants. Although the primary use for landscape fabrics is weed control, other uses may include prevention of soil erosion, improvement of drainage and promoting increased fertilizer and moisture retention.

     Shade Cloth. In June 1995 Easy Gardener commenced marketing for sale and delivery during the fiscal year ending June 30,

1996, shade cloth fabrics in a variety of sizes and colors. The shade cloth is utilized generally in conjunction with some type of outdoor structure such as a patio veranda, and provides shade, privacy and/or protection from wind for people, plants and pets. Easy Gardener markets the shade cloth fabrics as an exclusive United States retail distributor of a shade cloth manufacturer pursuant to an agreement that expires on September 30, 1998 (unless renewed by Easy Gardener for an additional two year period). The agreement is subject to earlier termination by the parties under certain circumstances.

     Landscape Edging. Since the August 1995 acquisition by Emerald PC, a subsidiary of Easy Gardener, of the assets of Emerald Products LLC, Easy Gardener has been marketing two landscape edgings which are used by consumers to define the perimeter of planting areas, as well as to prevent the encroachment of weeds into lawns from planting areas. Both of these edging products are injection molded strips which can be installed by the consumer. One edging has an extra sharp bottom edge and is marketed on an "easy to install" basis while the other has special grooves to hold it in place and is marketed on that basis.

     Fertilizer, Plant Food and Insecticide Spikes. Since the acquisition of Weatherly in August 1996 Easy Gardener has been marketing a line of indoor and outdoor fertilizer, plant food and insecticide "spikes" and stakes for plants, trees and shrubs, sold under the "Jobe's(R)" trademark.

     Other Products. In addition to landscape fabrics, shadecloth, landscape edging and fertilizer, plant food and insecticide spikes, Easy Gardener also sells complementary lawn and garden products for the home gardener. The products include a variety of protective plant and tree covers, bird and animal mesh blocks, synthetic mulch, fabric pegs and bird feeders. In addition, a variety of root feeders, deer, garden and tree netting, and deer, rabbit, dog and cat repellents products acquired from Weatherly are all marketed through Easy Gardener's distribution channels.

     The Power Gardener(TM)

     In fiscal 1996, the Company sold its remaining inventory and product molds and the rights to market and manufacture the "Power Gardener," a battery-operated hand held spreader in exchange for future trade credits. See "Item 6 -- Management's Discussion and Analysis or Plan of Operation."

     Other Potential Lawn Care Products

     In December 1991 the Company purchased from Agri-Mart, Inc. ("Agri-Mart") the technology, rights and formulas for certain garden care products, including, but not limited to, a formula for increasing the root development of plants and trees, a solid starter-booster for potted plants, a wind chill frost inhibitor for vegetables and ornamentals, and a humic acid feeding mixture for deep tree roots. In January 1995 the Company settled a dispute with Agri-Mart concerning the product formulas which has allowed the Company to commence an evaluation of these formulas to determine whether it will, in the future, introduce and market any products that utilize these formulas. There can be no assurance that the Company will ever market any product that utilizes formulas the Company acquired from Agri-Mart.

Agricultural Products

     The Company, through Golden West, manufactures and distributes certain humic acid based agricultural products for use on farms and orchards. Humic acids, when processed correctly and applied in a proper manner, stimulate growth, yield and quality of most tree, vine and row crops. Golden West generally sells its products to agricultural distributors, which in turn market Golden West's products to farms and orchards.

     The principal products manufactured and/or distributed by Golden West are:

     Energizer(R) - a formulation of humic acids which, when applied in conjunction with liquid fertilizers, permits crops to absorb a greater amount of the nutrients in the fertilizer. Energizer may be used on lettuce, broccoli, carrots, celery and other vegetables.

     Penox(R) - a surfactant, or penetrating wetting agent, that contains humic acid which, when applied in conjunction with herbicides, defoliants and other agricultural products, increases their effectiveness.

     Powergizer 45(R) - a foliar nutrient, or plant food, containing humic acid which promotes growth and vigor in many types of crops, including, among others, almonds, apples, citrus, hops, plums and walnuts.

     The Company also has the exclusive right to market, sell and distribute, in certain states in the western portion of the United States, under Golden West's tradename and trademark, a low-foaming spreader and sticker (the "Spreader") for agricultural use. The Spreader is utilized as a means of enhancing the ability of herbicides and fungicides to adhere to the plants that are being treated. These rights were acquired in March 1993 pursuant to an exclusive Marketing and Distribution Agreement between the Company and San Joaquin Supply Co., Inc., dba Knapp Manufacturing Co. ("Knapp"). As part of this agreement, Golden West has agreed to purchase all of the Spreader from Knapp. The initial term of the agreement expires on

February 28, 2000, with automatic two-year extensions thereafter, subject to earlier termination in certain specified circumstances.

Manufacturing and Supply

     Lawn and Garden Products

     Easy Gardener purchases a majority of the landscape fabric used to manufacture WeedBlock(R) from Tredegar Industries, Inc. ("Tredegar") of Richmond, Virginia. Easy Gardener purchases large spools of various types of landscape fabric from Tredegar for shipment to its Waco, Texas facility where it converts the bulk fabric and then packages the fabric and ships it to customers. Easy Gardener has been purchasing a majority of its landscape fabrics from Tredegar pursuant to an exclusive supply arrangement. However, Tredegar is free to terminate its relationship with Easy Gardener at any time and accordingly could market its fabrics to other companies, including competitors of Easy Gardener. Nevertheless, Easy Gardener owns the registered trademark "Weedblock(R)" and to the extent that it establishes alternative supply arrangements, its rights to market products under the Weedblock(R) brand name would continue without restriction.

     Easy Gardener purchases its basic materials for its other products from a variety of suppliers. All of such materials are converted, packaged and shipped by Easy Gardener from its Waco, Texas facility.

     Weatherly purchases its basic materials for its products from a variety of suppliers. All of such materials are converted, packaged, and shipped from either Easy Garderner's Waco, Texas facility or Weatherly's Paris, Kentucky facility.

     Although other manufacturers do and are capable of manufacturing landscape fabrics, if Easy Gardener's relationship with Tredegar were to be terminated for any reason, or were Tredegar unable to fulfill Easy Gardener's needs for landscape fabric, especially during its busier seasons, its ability to fulfill supply orders on a timely basis could be severely adversely affected which would adversely affect the Company's operations.


     Agricultural Products

     Golden West does not own or lease any manufacturing facilities. The Company's agricultural products are manufactured processed and/or supplied pursuant to the following agreements and/or arrangements:

     In November 1989, Golden West entered into an agreement with Mammoth International Chemical Corporation ("Mammoth") wherein Mammoth granted Golden West the right to manufacture and market humic acids; use the trade names Energizer(R) and Powergizer(R) 45 and develop, manufacture and market any other new and/or different products containing or utilizing certain patented humic acid formulations in limited geographic areas (generally the western United States, Mexico and Central and South America). Golden West agreed that it would not market any products produced pursuant to the agreement in certain other areas (generally Europe and the Far East) in which Mammoth retained exclusive rights. The agreement also provides that either Golden West or Mammoth may manufacture and market humic acid based products in any territory not specified in the agreement. The agreement provides that it will continue in force indefinitely, subject to earlier termination in certain specified circumstances.

     In June 1985, Golden West entered into processing agreements with Western Farm Services, Inc. ("Western Farm") in which Western Farm agreed to process, at certain specified rates, Powergizer 45(R), Energizer(R) and Penox(R). Each processing agreement has an initial term of 360 days but provides that, after the initial expiration date, it will be extended for a similar period with the express or implied agreement of the parties. Golden West is dependent upon Western Farm for substantially all of its processing requirements. Furthermore, Golden West, through Western Farm, has an open purchase order arrangement with an entity which supplies it with leonardite ore, a source of humic acid used in its agricultural products. The Company believes that it would have no difficulty in finding alternative suppliers of leonardite ore or other sources of humic acid should this supplier be unable to satisfy the Company's humic acid requirements.

Marketing, Distribution and Advertising

     Easy Gardener markets its products in the United States and Canada through approximately 30 independent representative organizations. Easy Gardener also is developing relationships with distributors in Europe. However, sales to customers in Canada and Europe accounted for less than 2% of EGI's/Easy Gardener's sales during the fiscal years ended June 30, 1995 and 1996. Easy Gardener participates in trade shows and advertising, primarily on a co-op basis.

     Easy Gardener's customers include national home center chains, hardware co-ops, discount stores and lawn and garden nurseries throughout the United States. Both Easy Gardener's and EGI's three largest customers for 1995 and 1996, Home Depot, K-Mart and Builder's Square, accounted for an aggregate of approximately 42% and 44% respectively, of its sales during each of such years. EGI's/ Easy Gardener's ten largest customers as a group accounted for 73% and 74% of its sales during 1995 and 1996, respectively.

     Easy Gardener's sales are seasonable due to the nature of the lawn and garden business, in parallel with the annual growing season. Easy Gardener's shipping and sales are most active from late December through April when home lawn and garden care customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. Sales typically decline by early to mid summer.

     Achieving marketing acceptance of the Company's lawn and garden care products by consumers may require substantial marketing efforts and the expenditure of significant funds to educate potential customers as to the distinctive characteristics and perceived benefits of the Company's lawn and garden care products.

     During the fiscal year ending June 30, 1997 the Company intends to conduct a regional (Midwest/Southeast) comprehensive media advertising campaign of its Jobe's(R) Spikes product line to determine the effectiveness of such advertising in increasing product line sales.

     The Company intends to utilize the trade credits it received upon the sale of its Power Gardener inventory and manufacturing rights and molds to satisfy a portion of its advertising needs.

     Golden West's products are primarily marketed through three full-time employees who are compensated on a salary plus commissions basis. One of the employees is also engaged in administration.

     The Company uses the services of non-exclusive sales representatives, on a commission basis, for sales of lawn and garden care products and, on a limited basis, Golden West products.

No customer of Golden West accounted for more than 3% of the Company's consolidated sales for either of the fiscal years ended June 30, 1995 or June 30, 1996. For the fiscal year ended June 30, 1995, sales to Home Depot, K-Mart and Builders Square accounted for approximately 24%, 9% and 5%, respectively, of the Company's consolidated sales and 26%, 10% and 6% respectively, of Easy Gardener's sales. For the fiscal year ended June 30, 1996, sales to Home Depot, K Mart and Builders Square accounted for approximately 28%, 7% and 5%, respectively, of the Company's consolidated sales and 30%, 8% and 6%, respectively, of Easy Gardener's sales. Sales to such customers are not governed by any contractual arrangement and are made pursuant to standard purchase orders. The loss of any of these customers could have an adverse effect upon the results of operations of the Company.

     Retailers and the Retail Market

     Traditionally, consumers have purchased lawn and garden care products at a variety of retail locations including retail outlets ranging from garden centers/retail nurseries, hardware stores, and mass merchandiser and discount stores to feed/seed stores, supermarkets, drug stores, and home centers. Such purchases are also made by consumers through mail order.

     It is anticipated that the Company's lawn and garden products will continue to be introduced by retailers primarily through the use of special displays and in-store consumer promotions in mass-merchandise stores, hardware stores, nurseries and garden centers. The Company provides retailers with special trade incentives and promotions to feature the Company's products in the retailers' spring and summer advertisements while tailoring its marketing effort to the particular needs and marketing requirements of the retail outlet in order to obtain optimum shelf space for its products.

     Brand Identification and Product Appeal

     The Company believes that a substantial portion of lawn and garden sales are impulse driven and not overly price sensitive. Therefore, the Company believes that increased consumer awareness and understanding of its products sold through Easy Gardener, together with strong brand identification, should increase product sales. In targeting the end-user Easy Gardener anticipates spending approximately $2,750,000 in the fiscal year ending June 30, 1997 on a combination of advertising, co-operative advertising (advertising done in conjunction with retailers) and public relations to promote awareness, understanding and brand identification of its products and brands.

Seasonality

     The Company believes that sales for manufacturers in the lawn and garden care industry generally peak during the first three months of the calendar year and decline during the second calendar quarter (traditionally, the two biggest quarters for such industry).

     Sales of the Company's lawn and garden care products are thus expected to be highly seasonal, with Company shipments of products expected to be heavily concentrated in the spring (third fiscal quarter) and, to a lesser extent, summer (fourth fiscal quarter). As a result, the Company's results of operations could fluctuate significantly from quarter to quarter.

     Sales of Golden West's products are also seasonal. Most shipments occur during the period from March through October (the agricultural cultivation period).

Competition

     The consumer lawn and garden care market generally is highly competitive and somewhat fractionalized, with no single dominant competitor. The Company competes with a combination of national and regional companies ranging from large petrochemical companies to garden catalog businesses and companies specializing in the manufacture of lawn and garden care products. Several of such companies have captured a significant share of such markets. Many of the Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. Many of these companies have substantially greater financial, technical, marketing and other resources than the Company. In addition, the lawn and garden care industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns.

     Large, dominant manufacturers, which manufacture and sell lawn and garden products, such as the Solaris Group, a division of Monsanto Company, and other lawn and garden care companies have, in the past, manufactured and marketed landscape fabrics. Currently, few of such competitors compete with Easy Gardener in this industry. Nevertheless, well capitalized companies and smaller regional firms may develop and market landscape fabrics and compete with Easy Gardener for customers that may purchase other lawn and garden care products from such companies.

     Among the Company's competitors in the lawn and garden market for any product it may develop that utilizes the formulas acquired from Agri-Mart, are large petrochemical companies such as Solaris Group.

     Golden West's competitors consist of other manufacturers of products that are humic acid based but that utilize formulas that are different from Golden West's. These competitors include American Colloid Company, Monterey Chemical Corporation and Custom Chemicide Inc., all of which sell, in addition to humic acid based products, other agricultural products. The use of these other agricultural products by farms and orchards gives these competitors greater name recognition among such purchasers. American Colloid Company markets its products mainly in the eastern United States, while Monterey Chemical Corporation and Custom Chemicide Inc. market their products mainly in the western United States.

Government Regulation

     Products which the Company markets or may market as fertilizers are subject to an extensive and frequently evolving statutory and regulatory framework, including, but not limited to the Federal and state laws discussed below.

     Federal Regulation - The Federal Hazardous Materials Transportation Act ("HazMat") regulates the transportation of products possessing characteristics which have the potential to create a hazard to humans or the environment during transport and imposes extensive manifesting, labelling and other requirements upon the transportation of any products regulated by such act. Failure to comply with the requirements of HazMat could result in the imposition of sanctions, including, but not limited to, suspension or restriction of product transportation, civil penalties and/or criminal sanctions. Although the Company believes that other than one product acquired from Weatherly, none of the products presently manufactured by its subsidiaries are subject to HazMat there can be no assurance that products that the Company or its subsidiaries intend to market in the future will not be subject to HazMat.

     The distribution and sale of pesticides is subject to regulation by the U.S. Environmental Protection Agency ("EPA") pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"). A substance is a pesticide under FIFRA if it is intended to prevent, destroy, repel or mitigate pests or defoliate, desiccate or regulate the growth of plants. Under FIFRA, all pesticides must be registered with the EPA and must be approved for their intended use based upon an evaluation of the risks posed by the product to human health and the environment. FIFRA also imposes stringent labelling, packaging, reporting, and recordkeeping requirements on the marketing of such products. Failure to comply with the requirements of FIFRA could result in the imposition of sanctions, including, but not limited to, suspension or restriction of product distribution, civil penalties and/or criminal sanctions. Although the Company believes that except for certain animal repellents and insecticide spikes acquired in connection with the Weatherly acquisition, none of the products sold by it or its subsidiaries are pesticides under FIFRA, there can be no assurance that future products marketed by the Company or its subsidiaries will not be subject to FIFRA.

     Advertising relating to the Company's products is subject to the review of the Federal Trade Commission and state agencies, pursuant to their general authority to monitor and prevent unfair or deceptive trade practices.

     State Regulation - Many states regulate pesticides in a manner similar to Federal law. Moreover, many states also impose restrictions upon products marketed for use as fertilizing materials (which are not typically regulated under FIFRA). Accordingly, state requirements may be applicable to a broader range of the Company's and its subsidiaries' intended products than Federal law. Registration of products on the state level essentially involves the filing with the appropriate state agency of the labels used on the products, payment of registration fees and the filing of reports in many states. In certain states, the manufacturer or the distributor is required to be licensed, instead of or in addition to the product registration. Products may be subject to state testing. In addition, if a label makes any claims relating to the product's effectiveness, the accuracy of the claims may have to be proven to the satisfaction of the state regulatory authorities. The Company believes that it or its subsidiaries have obtained the required material licenses and registrations of their material products in the states in which their products are sold. Should the number of states in which the Company's products are sold increase, such products may be required to be registered in such states.

     There can be no assurance that the Company and its subsidiaries will be able to comply with, or continue to comply with, the current or future federal, state or local regulations in every jurisdiction in which they will conduct their material business operations without substantial cost or interruption of their operations. In the event that the Company or its subsidiaries are unable to comply with such requirements, they could be subject to substantial sanctions, including a recall of, or a sales limitation placed on, one or more of their products, monetary liability and/or criminal sanctions, if they distribute or market products in violation of those requirements, any of which could have a material adverse effect upon the Company's business.

     Environmental Compliance-Manufacturing Facility. Certain manufacturing operations involve the discharge of pollutants into the air or water. Federal and state environmental regulations often require manufacturers to obtain permits for these discharges. The permits regulate the amount of pollutants that can be discharged and impose certain sampling, recordkeeping and reporting obligations on the permittees. Ownership and operation of manufacturing facilities also involve handling and storage of hazardous substances, which are regulated under various federal and state environmental laws. Failure to comply with environmental laws or to obtain, or comply with, the necessary state and federal permits can subject the manufacturer to substantial civil and criminal penalties. Easy Gardener and Weatherly each own and operate one manufacturing facility. The Company believes that Easy Gardener and Weatherly are currently in substantial compliance with applicable material environmental laws concerning their respective facilities and that they are in compliance in all material respects with, all necessary material environmental permits concerning their respective facilities. There can be no assurance that the Company or its subsidiaries will be able to continue to comply with the requirements of applicable environmental laws or permits.

     Potential Environmental Cleanup Liability. The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and many similar state statutes, impose liability for environmental damages and cleanup costs on owners and operators of hazardous waste facilities, as well as persons who generate, transport, or arrange for disposal of hazardous wastes at a particular site. Easy Gardener and Weatherly each own and operate a manufacturing facility and, as a result, could be subject to liability under these statutes. Golden West contracts with other companies for the manufacture of its products. The Company and its subsidiaries could incur liability under CERCLA, or similar state statutes, for any damage caused as a result of the mishandling or release of hazardous substances owned by the Company but processed and manufactured by others on the Company's behalf. As a result, there can be no assurance that the manufacture of the products sold by the Company and its subsidiaries will not subject the Company or its subsidiaries to liability pursuant to CERCLA or a similar state statute. Furthermore, there can be no assurance that Easy Gardener or Weatherly will not be subject to liability relating to manufacturing facilities owned and/or operated by them.

Trademarks, Proprietary Information and Patents

     The Company believes that product recognition is an important competitive factor in the lawn and garden care products industry. Accordingly, in connection with its marketing activities of its lawn and garden care products, the Company promotes, and intends to promote, certain tradenames and trademarks which are believed to have value to the Company.

     In connection with its acquisition of the assets of EGI, Easy Gardener acquired certain trademarks and copyrights used by EGI in connection with its business including, but not limited to, the trademarks, WEEDBLOCK(R), WEEDSHIELD(TM), MICROPORE(R) and BIRDBLOCK(R). In connection with its acquisition of Weatherly, Easy Gardener acquired certain patents, as well as certain copyrights and trademarks used in connection with Weatherly's business including, but not limited to, Jobe's(R), Ross(R), Green Again(R), Gro-Stakes(R), Tree Gard(R) and XP-20(TM). Easy Gardener also acquired certain patents and trademarks when it acquired the assets of Emerald Products, LLC. Although the Company does not believe that its trademarks violate the proprietary rights of others, there can be no assurance that the Company's marks do not and will not violate the proprietary rights of others, that the Company's marks would be upheld if challenged or that the Company would not be prevented from using its marks, any of which could have an adverse effect upon the Company.

     The Company regards the formulas and processes used to manufacture certain of the lawn and garden products sold by it and agricultural products sold through Golden West as proprietary and intends to rely for protection upon trade secret laws and non-disclosure agreements with their customers, suppliers, dealers, employees and sales representatives. Despite these restrictions, it may be possible for competitors or customers to copy one or more aspects of the Company's or Golden West's products or obtain information that the Company regards as proprietary. Furthermore, there can be no assurance that others will not independently develop products similar to those sold by the Company and its subsidiaries. Although the Company believes that the products sold by it do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has or may occur. In the event that products sold by the Company are deemed to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain a license for the manufacture or sale of such products. There can be no assurance that, in such an event, the Company would be able to do so in a timely manner, upon acceptable terms and conditions or at all, and the failure to do any of the foregoing could have a material adverse effect upon the Company.

     Golden West licenses from Mammoth the right to manufacture and otherwise commercialize humic acids patented under a certain specified patent. The contract embodying this right has an indefinite term. Although Golden West and the Company believe that Golden West is in compliance with this contract, the decision by Mammoth to terminate this contract, whether for good reason or otherwise, could have a material adverse effect on the business of Golden West, and therefore, the Company.

Acquisition of Weatherly Consumer Products Group, Inc.

     On August 9, 1996 (the "Closing"), Easy Gardener acquired all of the outstanding capital stock (the "Acquisition") of Weatherly pursuant to the stock purchase agreement, dated August 9, 1996 (the "Purchase Agreement"), by and among the Company, Easy Gardener, Weatherly and all of its stockholders (the "Weatherly Stockholders").

     As consideration for the Acquisition, the Weatherly Stockholders received
(i) an aggregate of 1,000,000 shares of the issued and outstanding Common Stock of the Company (the "Registrant's Shares") and (ii) an aggregate sum of $22,937,321, less that amount required to discharge certain outstanding indebtedness of Weatherly, as more particularly set forth in the Purchase Agreement, and adjusted dollar for dollar based upon the value of the Net Current Assets (as defined in the Purchase Agreement) of Weatherly at the Closing. The consideration paid for the business acquired (the "Business") was determined by negotiations among the representatives of Easy Gardener, the Company and Weatherly.

     In conjunction with the Acquisition:

          (a) The Company agreed to file a registration statement with respect to the Registrant's Shares.

          (b) The Company agreed to issue pro ratably to the Weatherly Stockholders who still possess The Registrant's Shares at the one year anniversary of the Closing, additional shares of its Common Stock, as more particularly set forth in the Purchase Agreement, in the event the average of the closing bid and ask prices of the Common Stock, on the NASDAQ Small-Cap Market, for the ten trading days preceding such anniversary is less than $3.00.

     Simultaneous with the Closing:

     1. Weatherly Consumer Products, Inc., a subsidiary of Weatherly, ("WCP") and two of its stockholders each entered into separate Non-Competition Agreements, whereby WCP paid to each of the two stockholders $250,000, and each of the two stockholders agreed, for a period of twenty years, not to interfere with the operation of the Business or to engage or become interested, directly or indirectly, in a competitive enterprise as specified in the Non-Competition Agreements.

     2. With respect to the Registrants's Shares, each Weatherly Stockholder executed a Lock-Up Agreement, whereby each Weatherly Stockholder agreed not to transfer or dispose of more than an aggregate of twenty-five percent of any securities of Registrant acquired and beneficially owned by such Weatherly Stockholder prior to the six (6) months anniversary of the Closing and thereafter until the year anniversary of the Closing, of no more than an aggregate of fifty percent of any such securities.

     In connection with the financing of the Weatherly acquisition, the Company issued to one of the lending institutions that provided the financing a five-year warrant to purchase up to 400,000 shares of common stock at $2.50 per share.

     The source of the consideration paid for the business acquired was shares of common stock of the Company contributed to Easy Gardener and cash procured by Easy Gardener. See Item 6. "Management's Discussion and Analysis or Plan of Operation.

Employees

     The Company, exclusive of Golden West and Easy Gardener, currently has five employees, three of whom are officers of the Company. One of the employees is responsible for finance and one is responsible for administration and communication and certain clerical functions. Certain officers, whose primary responsibilities are in other areas, also participate in sales and marketing activities.

     Golden West currently has four employees. One employee is engaged in administration and sales, two are engaged in sales and one is engaged in clerical functions. One of the salesmen devotes a portion of his work time to logistics and material control and government regulations.

     Easy Gardener currently has fifty-two full-time employees of whom two are officers, nine are responsible for administration and finance, eleven are engaged in sales, twenty-two are engaged in production and eight are engaged in warehouse, shipping and receiving. An additional eight part-time employees are engaged in production.

     Weatherly currently has seventy-nine employees, of whom twelve are responsible for administration and finance, one is engaged in marketing, fifty-eight are engaged in production and eight are engaged in warehouse, shipping and receiving. The Company anticipates that the Weatherly employees engaged in administration, finance and marketing will either be terminated with their duties handled by other Company personnel or their positions will be moved to Easy Gardener's facility in Waco, Texas.

Item 2.  Description of Property

     The Company's executive offices are currently located in San Francisco, California, in approximately 2,440 square feet of office space, leased from an unaffiliated party, to whom the Company pays $4,068 per month in rent, which amount includes the costs of utilities and janitorial services. The Company believes that its current office space, which it rents pursuant to a lease expiring in February 1998, is adequate for the Company's planned future operations.

     Golden West's offices are located in Merced, California in approximately 900 square feet of space it leases from an unaffiliated party, to whom the Company pays $1,150 per month base rent, with rent increases at a rate of 4% a year. The lease expires in June 1999 subject to the Company's option to renew the lease for an additional three year period.

     Easy Gardener leases approximately 200,000 square feet of office and warehouse space in Waco, Texas from an unaffiliated party, to whom the Company pays $17,918 per month in rent, pursuant to a one year lease agreement that is renewable annually through November 30, 2000. Easy Gardener's facilities contain landscape fabric converters, packaging equipment and warehouse and shipping facilities.

     Weatherly leases approximately 72,000 square feet of manufacturing and warehouse space in Paris, Kentucky from an unaffiliated party, to whom the Company pays $10,000 per month in rent pursuant to a lease that expires on June 30, 1998. The Company also leases an additional 18,900 feet of warehouse space in Paris, Kentucky from an unaffiliated party, to whom the Company pays $5,417 per month in rent pursuant to a lease that expires on May 3, 1997. Weatherly also utilizes approximately 9,300 square feet of office space in Lexington, Kentucky which it leases from an unaffiliated party, to whom the Company pays $12,290 per month in rent through August 31, 1998 and $13,625 per month in rent for the final year of the lease which expires on August 31, 1999. The Company intends to close the Lexington, Kentucky office as the functions provided by that office will be handled through Easy Gardener's Waco, Texas facility.


Item 3.  Legal Proceedings

           Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

           Not applicable.

                                     Part II


Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock has traded in the over-the-counter market and been quoted on the Nasdaq SmallCap Market since March 26, 1992. The NASDAQ symbol for the Company's Common Stock is "USHG". The following table sets forth, for the periods indicated, the high and low bid and asked quotations for the Common Stock, as reported by NASDAQ. These amounts represent quotations between dealers (not actual transactions) and do not include retail markups, markdowns or commissions.

 Year Ended June 30, 1996          Bid                     Asked
                           -------------------     --------------------
                            High          Low       High          Low

First Quarter ........     3 1/2         2 3/4     3 3/4         2 7/8
Second Quarter .......     3 3/16        2 3/8     3 3/8         2 1/2
Third Quarter ........     3.00          2 1/8     3 1/8         2 5/16
Fourth Quarter .......     3 5/8         2 5/8     3 13/16       2 1/2

 Year Ended June 30, 1995          Bid                     Asked
                           -------------------     --------------------
                            High          Low       High          Low

First Quarter ........     3 7/8         2 3/4     4             3 1/4
Second Quarter .......     3             2         3 1/4         2 3/8
Third Quarter ........     2 7/8         2         3 1/16        2 3/16
Fourth Quarter .......     3             1 5/8     3 1/8         1 7/8


     As of September 30, 1996, the number of stockholders of record of the Company's Common Stock was 104. The Company believes that, in addition, there are in excess of 500 beneficial owners of its Common Stock whose shares are held in "street name".

     The Company has not paid any cash dividends on its common stock to date and does not expect to declare or pay any cash or stock dividends in the foreseeable future. Certain agreements among the Company, Easy Gardener and Easy Gardener's primary lending institutions prohibit Easy Gardener from paying dividends without the lenders' consent. This restriction adversely affects the Company's ability to pay dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation

Year Ended June 30, 1996 Compared to Year Ended June 30, 1995

     During the year ended June 30, 1996 the Company had consolidated net sales of $27,030,924 compared to consolidated net sales of $19,691,859 for the fiscal year ended June 30, 1995. Approximately $3,760,000 of the increase in net sales for the year ended June 30, 1996 resulted from the introduction of new products. In addition, the Company believes that its sales were positively affected by the continued penetration in existing markets, expansion into new markets and a higher recognition of EGAC's brand and products. Furthermore, the increase in net sales also resulted from the inclusion of twelve months of net sales of EGAC's products in the 1996 period compared to ten month period in the prior fiscal year.

     The Company's consolidated cost of goods sold and gross profit generated during the year ended June 30, 1996 were also higher than the comparable period in 1995 primarily due to the increase in net sales and the inclusion of twelve months of EGAC's cost of goods sold in the 1996 period compared to ten months in the 1995 period. Gross profit, as a percentage of net sales, for the year ended June 30, 1996 and 1995 was 53% and 54%, respectively. The decrease in the gross profit percentage was due to a change in the product mix sold and to higher costs, during the 1996 period, of resin and corrugated cardboard, which are the principal materials used in the manufacturing and packaging of EGAC's main product, Weedblock(R).

     The Company's consolidated selling and shipping expenses increased to $6,264,025 during the year ended June 30, 1996 from $4,373,681 in the comparable period in 1995 primarily as a result of the increase in net sales. In addition, the increase in selling and shipping expenses was a result of the inclusion of twelve months of EGAC's selling and shipping expenses in 1996 compared to ten months in 1995. Selling and shipping expenses as a percentage of net sales increased from 22% to 23% for the year ended June 30, 1996 compared to the comparable period in 1995. This increase was primarily due to introductory advertising on new products.

     The Company's consolidated general and administrative expenses increased to $4,347,741 during the year ended June 30, 1996 from $2,777,666 during the comparable period in 1995 primarily as a result of the inclusion of twelve months of EGAC's general and administrative expenses in 1996 compared to ten months in 1995. Furthermore, the increase in general and administrative expenses was due to approximately $208,000 of additional amortization and depreciation expense together with other additional related overhead expenses associated with the overall increase in the size of the Company. General and administrative expenses, as a percentage of net sales, for the year ended June 30, 1996 and 1995, was 16% and 14%.

     The Company's consolidated interest expense increased to $2,009,157 during the year ended June 30, 1996 from $1,809,901 during the comparable period in 1995 primarily as a result of the inclusion in the 1995 period of only ten months of interest of EGAC's outstanding indebtedness which was incurred in connection with the purchase of the assets of EGI in September 1994. This increase was partially offset by the February 1995 conversion of $2 million of convertible notes into common stock and principal payments of $1,600,000 on other notes payable. The convertible notes and other notes payable were incurred in connection with the purchase of the assets of EGI in September 1994.

     During the year ended June 30, 1996, the Company recorded a $715,000 tax benefit compared to $38,000 tax expense during the comparable period in 1995 primarily due to the Company's recognition of a deferred tax asset associated with the Federal net operating loss carryforwards. See "Liquidity and Capital Resources."

     As a result of the foregoing, the Company achieved a consolidated net income of $2,523,666 in the year ended June 30, 1996 compared to a consolidated net income of $1,574,779 in the comparable 1995 period.


Liquidity and Capital Resources

     From inception the Company has financed its operations primarily through net proceeds from the Company's private and public sales of securities and borrowings from lending institutions.

     At June 30, 1996, the Company had consolidated cash and short-term investments totalling $679,850 and working capital of $5,327,886 compared to June 30, 1995 when the Company had consolidated cash and short-term investments totalling $970,310 and working capital of $3,325,674. The increase in working capital from June 30, 1995 is due primarily to the increase in net income for the year ended June 30, 1996.

     Net cash provided by operating activities for the year ended June 30, 1996 was $617,718 consisting primarily of net income plus depreciation, an increase in accounts payable and, offset in part by, an increase in inventory, receivables, and the deferred tax asset. Net cash used in investing activities for the year ended June 30, 1996 was $2,102,788, consisting primarily of cash used for the acquisition of the assets of Emerald Products LLC and the additional purchase price of the assets of EGI and, to a lesser extent, capital expenditures primarily for the EGAC facility. Net cash provided by financing activities for the year ended June 30, 1996 was $1,194,609, consisting primarily of the exercising of warrants to purchase common stock and proceeds from the bank line of credit and, offset in part by payments of notes payable.

     In August 1995, the Company acquired all the assets of Emerald Products LLC for a cash purchase price of $935,000.

     Subsequent to June 30, 1996, warrants to purchase common stock were exercised resulting in net proceeds to the Company of approximately $5,300,000. The proceeds of these warrant exercises were used to fund a portion of the Weatherly acquisition.

     In connection with the acquisition of the assets of EGI, EGAC obtained from certain institutional lenders a $8,000,000 five year term loan, a $3,000,000 seven year term loan and a $6,000,000 revolving credit facility. At June 30, 1996, the outstanding principal amounts owing under the term loans and revolving credit facilities were $8,599,998 and $1,288,146, respectively.

     In August 1996, in connection with the acquisition of Weatherly, EGAC entered into a new credit agreement ("Credit Agreement") with certain institutional lenders under which its outstanding term loan and revolving credit indebtedness were refinanced. Pursuant to the Credit Agreement, the lenders have provided the Company with the following revolving credit and term loan facilities:

     (a) Revolving Credit Facility: The maximum amount available for borrowing under this facility from time to time is equal to the lesser of $13 million and a borrowing base determined by reference to specified percentages of EGAC's consolidated accounts receivable and inventory deemed to be "eligible" by the lenders. As of September 30, 1996, based on this formula, approximately $4,978,384 was available for borrowing and $942,394 aggregate principal amount of revolving credit loans was outstanding.

     Revolving credit loans bear interest at an annual rate chosen by EGAC based on the prime rate of one of the lenders or LIBOR (the London inter-bank offered rate) plus an applicable marginal rate. At September 30, 1996, the effective annual rate for outstanding revolving credit loans was 9.5%. The revolving credit facility expires on June 30, 2002 (the "Expiration Date") and all outstanding revolving credit loans are then due, unless such loans are required to be repaid earlier by the terms of the Credit Agreement. In addition, for a 10 day period in each year, all outstanding revolving credit loans must be paid and no revolving credit loans may be borrowed. Revolving credit loans may be voluntarily prepaid at any time. Subject to the availability formula and the Expiration Date, amounts repaid may be reborrowed and, subject to certain restrictions, outstanding prime rate loans may be converted to LIBOR rate loans. EGAC is also required to pay certain commitment, service and other fees in connection with this facility. If EGAC determines to terminate the revolving credit facility prior to the Expiration Date, the outstanding revolving credit loan must be prepaid together with a premium from 1% to 3% of the "Average Yearly Loan Balance" (as defined in the Credit Agreement) of the revolving credit loans.

     (b) Term Loan Facility: Pursuant to this facility, EGAC obtained two term loans (the "Term Loans"), one in the principal amount of $23 million ("Term Loan I") and the other in the principal amount of $2.25 million ("Term Loan II"), each of which matures on the Expiration Date. The Term Loans are payable in quarterly installments of principal, commencing as to Term Loan I in September 1996 and as to Term Loan II in September 1998. Interest on Term Loan I is payable, at the election of

EGAC, at the adjusted prime rate or LIBOR rate described above, and EGAC may from time to time, subject to certain restrictions, convert Term Loan I from a prime rate loan to a LIBOR rate loan. The effective annual rate of interest for Term Loan I is 9.5%. Term Loan II bears interest at a floating rate equal to prime rate of one of the lenders plus 6%. The effective annual rate of interest for Term Loan II is 14.25%. Interest is payable monthly in arrears on prime rate loans and at the end of the interest period for a LIBOR rate loan if the interest period is 3 months or less. If EGAC elects to prepay Term Loan I in full, at any time prior to the Expiration Date, EGAC is also obligated to prepay a premium of from 1% to 3% of the amount prepaid. Term Loan I is subject to certain mandatory prepayments of the principal amount of such Term Loan from "excess cash flow" (as defined in the Credit Agreement) of EGAC and certain net proceeds of asset sales, condemnation awards and insurance recoveries. The next mandatory prepayment of the principal amount of the Term Loan I on account of "excess cash flow", if any, will be due in October 1997.

     EGAC's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the revolving credit loans and the Term Loans is secured by substantially all of the assets of EGAC and its subsidiaries and the irrevocable guaranties of the Company and EGAC's subsidiaries of such obligations. Upon the occurrence of events of default specified in the Credit Agreement, the maturity of the outstanding principal amounts of the revolving credit loans and the Term Loans may be accelerated by the lenders and the security interests of the lenders in the assets of EGAC and its subsidiaries may be foreclosed.

     Under the Credit Agreement (a) EGAC is required, among other things, to comply with certain limitations on incurring additional indebtedness, liens, guaranties, capital and operating lease expenses in excess of a specified amount per year, and sales of assets and payment of dividends, (b) EGAC and the Company must comply with certain limitations on merger, liquidations, changes in business, investments, loans and advances, or certain acquisition of subsidiaries. In addition, EGAC must comply with certain minimum interest coverage, debt service and fixed change rates, not permit its Net Worth (as defined) to be less than certain amounts and generate certain minimum amounts of income before interest expenses, taxes, depreciation and amortization. A violation of any of these covenants constitutes an event of default under the Credit Agreement.

     The Company's cash flow and capital requirements are typically affected by the seasonal nature of its business. Sales of the Company's lawn and garden care products, including EGACS, are highly seasonal, with the shipments of products heavily concentrated in the spring and summer. Sales of the Company's agricultural products, through its subsidiary Golden West are also seasonal. Most shipments of Golden West's products occur during the period from March through October (the agricultural cultivation period), with orders by agricultural distributors generally placed a month prior to shipment. The Company's results of operations may be severely adversely affected by poor weather conditions. Prolonged periods of poor weather conditions could result in reduced consumer weekend purchases of do-it-yourself lawn and garden care products and reduced agricultural plantings, thereby reducing sales of the Company's products. In addition, unexpected production or transportation difficulties occurring at a time of peak production on sales could cause sales losses which would not be readily reversed before the following year.

     The Company believes that the operations of EGAC will generate sufficient cash flow to service the debt incurred in connection with the acquisitions of EGI's assets and of Weatherly. However, if such cash flow is not sufficient to service the debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all. In addition, the Company has commenced amortizing over 30 years approximately $14,170,000 of goodwill related to the purchase of the assets of EGI (being the value of the cost over the value of the assets acquired). Furthermore, the company has commenced amortizing over 20 years approximately $780,000 of goodwill related to the purchase of Emerald Products LLC. The Company is already amortizing approximately $105,000 per year of goodwill relating to the acquisition of Golden West. As a result of the debt refinancing occurring in the first quarter of fiscal 1997 associated with the Weatherly acquisition, the Company will record as an extraordinary expense approximately $1.4 million relating to the write off of the old loan fees plus certain prepayment penalties.

     In April 1996, the Company entered into an agreement with an unaffiliated company pursuant to which it sold all of the remaining inventory of Power Gardener, as well as, the manufacturing rights and manufacturing molds relating to Power Gardener in consideration for $1,600,000 of trade credits. To the extent the unaffiliated company sells Power Gardener units it will remit a specified percentage of the net cash proceeds of such sales to the Company which will proportionately reduce the value of the trade credits received by the Company. The trade credits are for advertising media, equipment and services and expire three years from the date of the agreement.

     As of June 30, 1996, the Company has a net deferred tax asset of $1,333,000, the majority relating to the tax benefit associated with the accumulated net operating losses of approximately $3,498,000 for Federal income tax purposes which expire in 2009. The Company believes that with the successful implementation of the September 1994 acquisition of the assets of EGI and the most recent Weatherly Consumer Products acquisition in August 1996, realization of this asset is more likely than not. Because taxable income in the next fiscal year is estimated to be in excess of the net operating loss carryforward, the Company has recognized the estimated $1,190,000 benefit of federal net operating loss carryovers as a current deferred tax asset. For California income tax purposes, the Company has accumulated net operating losses of approximately $2,097,000 which expire through 2000. Based upon the estimated taxable income to be apportioned to California over the next few fiscal years and considering the expiration date of the net operating loss carryovers, the Company has established a valuation reserve of $148,000 relating to the estimated $200,000 benefit associated with the California net operating loss carryovers.

     The Company believes that the cash generated from operations, available borrowings and net proceeds from warrants exercised to purchase common stock, will be sufficient to fund its operations at least through fiscal 1997.

Recent Accounting Pronouncements

     In October 1995, the Financial Accounting Standards Board ("FASB"), issued a Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock-based award is determined using the intrinsic method whereby compensation cost is the excess of the quoted market price of the stock at the date of grant or other measurement date over the amount an employee must pay to acquire the stock. SFAS No. 123 is effective for financial statements issued for fiscal years beginning after December 15, 1995, and is not expected to have a significant impact on the Company's financial statements.

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain intangibles be held and used by an entity and be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The measurement of an impairment loss for long-lived assets and indemnifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995, and is not expected to have a significant impact on the Company's financial statements.

Item 7.  Financial Statements

     This information appears in a separate section of this report following
Part III.

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    Part III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The current directors and executive officers of the Company are as follows:

    Name                         Age                  Position
    ----                         ---                  --------

Robert Kassel                    57            Chairman of the Board, President,
                                               Treasurer and Chief Executive
                                               Officer


Richard Raleigh                  42            Chief Operating Officer and
                                               Director

Maureen Kassel                   48            Vice President - Public Relations
                                               and Advertising, Secretary and
                                               Director

Jon Schulberg                    37            Director

Fred Heiden                      55            Director


Robert Kassel co-founded the Company and has been Chairman of the Board and President of the Company since October 1990. In addition, from 1985 to August 1991 he was a consultant to Comtel Communications, Inc. ("Comtel"), a company specializing in the installation and operation of telephone systems in hotels. From 1985 to 1990, Mr. Kassel was also a real estate developer in Long Island, New York and Santa Barbara, California. From 1965 to 1985, he was a practicing attorney in New York City, specializing in corporate and securities law.

Richard Raleigh has been a Director of the Company since March 1993, Chief Operating Officer of the Company since June 1992 and served as the Company's Executive Vice President-Operations from December 1991 to June 1992. Prior to joining the Company, Mr. Raleigh was a free-lance marketing consultant to the lawn and garden industry from January 1991 to December 1991. From April 1988 to January 1991 he was employed by Monsanto Agricultural Co. as its Director of Marketing, Lawn and Garden. From December

1986 to April 1988 he was employed by The Andersons, a company engaged in the sale of consumer and professional lawn and garden products, as Vice President of Sales and Marketing. From November 1978 to December 1986 he held a variety of positions at The Andersons, including Operations Manager and New Products Development Manager.

Maureen Kassel, the wife of Robert Kassel, co-founded the Company and has been Vice President and a director of the Company since November 1990 and Secretary since February 1992. For the last ten years, she has assisted in the general administration and operation of real estate and other businesses. Ms. Kassel is Chairman of the Board of Comtel.

Jon Schulberg, a director of the Company since March 1993, has been employed as president of Schulberg MediaWorks, a company engaged in the independent production of television programs and television advertising, since January 1992. From April 1989 to January 1992 he was a producer for Guthy-Renker Corporation, a television production company. From September 1987 to April 1989 he was the director of development for Eric Jones Productions. For the three years prior thereto, he was the Director of Video Publishing for Preview Media.

Fred Heiden, a director of the Company since March 1993, has been a private investor since November 1989. From April 1984 to November 1989 Mr. Heiden was the president and principal owner of Bonair Construction, a Florida based home improvement construction company.

     In addition to its officers listed above the key employees of the Company include Joseph A. Owens, II and Richard M. Grandy.

     Joseph A. Owens, II, 56, Vice President of Easy Gardener, founded EGI in 1983 after serving from 1972 until 1981 as a founder and Secretary and Treasurer of International Spike, Inc. in Lexington, Kentucky a manufacturer of plant fertilizers, including "Jobe's Spikes," for the retail plant care market.

     Richard M. Grandy, 50, Vice President of Easy Gardener, founded EGI with Mr. Owens in 1983 after serving as Marketing Director at International Spike, Inc. from 1977 through 1983. From 1968 through 1977, Mr. Grandy was a sales representative for the Ortho Division of Chevron Chemical Co.

     All directors of the Company hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the respective Board.

     The Company has agreed that until August 5, 1998, if so requested by D.H. Blair Investment Banking Corp. ("Blair"), the underwriter of its 1993 public offering, Blair will have the right to designate one person to serve on the Company's Board of Directors who shall be reasonably acceptable to the Company.

     Blair has not yet exercised its right to designate such a person.


Item 10.  Executive Compensation

     The following table discloses the compensation awarded by the Company, for the three fiscal years ended June 30, 1996, 1995 and 1994, to Mr. Robert Kassel, its Chief Executive Officer and Mr. Richard J. Raleigh, its Chief Operating Officer. During the fiscal year ended June 30, 1996, no other executive officer of the Company received a salary that exceeded $100,000 during such fiscal year.

                           Summary Compensation Table

                                              Annual
                                           Compensation

      Name and                                                        Long Term
Principal Position             Year     Salary ($)    Bonus ($)     Compensation
------------------             ----     ----------    ---------     ------------
                                                                    Securities
                                                                    Underlying
                                                                    Options (#)
                                                                    -----------
Robert Kassel,                 1996     250,000.00      100,000     200,000 (1)
  Chairman, Chief Executive    1995     150,000.00      100,000     687,653 (2)
  Officer, President and       1994     128,734.02       60,000     80,000
  Treasurer

Richard Raleigh,               1996     150,000          10,000     100,000 (1)
  Chief Operating Officer      1995     120,000.00       10,000      50,000 (2)
                               1994     107,254.04          --       20,000
------------

(1) Includes 200,000 five-year options granted to Mr. Kassel and 100,000 five-year options granted to Mr. Raleigh in June 1995 under the Company's 1995 Stock Option Plan which grants were subject to stockholder approval of the plan obtained in February 1996.

(2)  Does not include the options referenced in footnote (1) above.

     The following table discloses information concerning stock options granted in the year ended June 30, 1996 to the executive officers named in the foregoing table (the "Named Executives").


                Option Grants in Fiscal Year Ended June 30, 1996

                                Individual Grants


                                          Percent of
                           Number of     Total Options
                           Securities    Granted to
                           Underlying     Employees                   Exercise
                           Options        in Fiscal      Price       Expiration
Name                       Granted(#)        Year       ($/Sh)          Date
----                       ----------        ----       ------          ----

Robert Kassel(1)             200,000         22.0        2.28          6/1/00

Richard Raleigh(1)           100,000         11.0        2.28          6/1/00


--------------------

(1) Represents 200,000 five-year options granted to Mr. Kassel and 100,000 five-year options granted to Mr. Raleigh in June 1995 under the Company's 1995 Stock Option Plan which grants were subject to stockholder approval of the plan obtained in February 1996.

The following table sets forth information concerning the number of options owned by the Named Executive and the value of any in-the-money unexercised stock options as of June 30, 1996. No stock options were exercised by the Named Executives during the fiscal year ended June 30, 1996:

                 Aggregated Option Exercises In Fiscal Year Ended
                 June 30, 1996 And Fiscal Year-End Option Values
                 -----------------------------------------------




                         Number of
                         Securities                           Value of
                         Underlying                        Unexercised
                         Unexercised                      In-the-Money
                         Options at                         Options at
                         June 30, 1996                  June 30, 1996*
                 ---------------------------      -----------------------------
Name             Exercisable   Unexercisable      Exercisable     Unexercisable
----             -----------   -------------      -----------     -------------

Robert            1,067,653         -0-          $1,547,913            $-0-
 Kassel

Richard             237,500         -0-          $  296,656            $-0-
 Raleigh


* Options are "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price. The last sale price of the Common Stock on June 28, 1996 (the last trading day prior to June 30, 1996) was $3.1875 per share.

Employment Agreements

     The Company has entered into employment agreements with Messrs. Robert Kassel and Richard Raleigh, each dated as of April 1, 1996. Mr. Kassel's employment agreement provides that he will serve as CEO and President for an initial term of one year subject to certain renewal provisions. His current annual salary is $350,000, and is subject to such bonuses and increases as are approved at the discretion of the Board of Directors. Mr. Raleigh's employment agreement provides that he will serve as Chief Operating Officer for an initial term of one year subject to certain renewal provisions. Mr. Raleigh's current annual salary is $162,500, and is subject to such bonuses and increases as are approved at the discretion of the Board. Each of the employment agreements requires that substantially all of the employee's business time be devoted to the Company and that the employee not compete, or engage in a business competitive with, the Company's current and/or anticipated business for the term of the agreement and for two years thereafter (although they each may own not more than 5% of the securities of any publicly traded competitive company). Mr. Kassel's agreement also provides that if his employment is terminated under certain circumstances, including termination of Mr. Kassel upon a change of control of the Company, (as defined in the agreement) a failure by the Company to comply with its obligations under the agreement, the failure of the Company to obtain the assumption of the agreement by any successor corporation, or a change in Mr. Kassel's duties and obligations from those contemplated by the agreement, and termination by the Company of Mr. Kassel's employment other than for disability or cause, he will be entitled to receive severance pay equal to the greater of (i) $350,000 ($3,500,000 plus the value of other compensation of approximately $500,000 in the event of a change of control) or (ii) the total compensation earned by Mr. Kassel from the Company during the one-year period (multiplied by ten in the event of a change of control) prior to the date of his termination.

     Mr. Raleigh's agreement also provides that if his employment is terminated under certain circumstances, including termination of Mr. Raleigh upon a change of control of the Company, (as defined in the agreement) a failure by the Company to comply with its obligations under the agreement, the failure of the Company to obtain the assumption of the agreement by any successor corporation, or a change in Mr. Raleigh's duties and obligations from those contemplated by the agreement, and termination by the Company of Mr. Raleigh's employment other than for disability or cause, he will be entitled to receive severance pay equal to the greater of (i) $162,500 ($812,500 plus the value of the compensation of approximately $187,500 in the event of a change of control) or (ii) the total compensation earned by Mr. Raleigh from the Company during the one-year period (multiplied by five in the event of a change of control) prior to the date of his termination.

     Each of Mr. Kassel and Mr. Raleigh is, in addition to salary, entitled to certain fringe benefits, including the use of an automobile and payment of related expenses.

Stock Option Plans

     In September 1991, the Company adopted a stock option plan (the "Option Plan") pursuant to which 700,000 shares of Common Stock have been reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options. ISOs may be granted under the Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

     The purpose of the Option Plan is to encourage stock ownership by certain directors, officers and employees of the Company and certain other persons instrumental to the success of the Company and give them a greater personal interest in the success of the Company. The Option Plan is administered by the Board of

Directors. The Board, within the limitations of the Option Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights in the Company are to be imposed on shares subject to options.

     ISOs granted under the Option Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. Non-qualified options granted under the Option Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Options granted under the Option Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). An aggregate of 688,100 options have been granted to date under the Option Plan (including 447,500 to executive officers of the Company).

     The Company has adopted, a Non-Employee Director Stock Option Plan (the "Director Plan"). Only non-employee directors of the Company are eligible to receive grants under the Director Plan. The Director Plan provides that eligible directors automatically receive a grant of options to purchase 5,000 shares of Common stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, of 5,000 options at fair market value. Options to purchase an aggregate of up to 100,000 shares of Common Stock are available for the automatic grants under the Director Plan. An aggregate of 10,000 options has been granted to date under the Director Plan.

     The Company has adopted, a 1995 Stock Option Plan ("1995 Plan") which provides for grants of options to purchase up to 1,500,000 shares of Common Stock. The Board of Directors or the Stock Option Committee (the "Committee") of the 1995 Plan, as the case may be, will have discretion to determine the number of shares subject to each nonqualified option (subject to the number of shares available for grant under the 1995 Plan and other limitations on grant set forth in the 195 Plan), the exercise price thereof (provided such price is not less than the par value of the underlying shares of Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are employees of the Company (but not members of the Committee of the 1995 Plan) will be eligible to be granted incentive stock options or nonqualified options under such plan. The Board or Committee of the 1995 Plan, as the case may be, also has discretion to determine the number of shares subject to each incentive stock option ("ISO"), the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest may be in any year is limited by the Internal Revenue Code of 1986, as amended. An aggregate of 1,325,000 options have been granted to date under the 1995 Plan (including 775,000 to executive officers of the Company).

     To date, no options have been exercised under the Option Plan, the Director Plan or the 1995 Plan.

     The Company from time to time has also granted non-plan options to certain officers, employees and consultants to the Company.

Director Compensation

     During the fiscal year ended June 30, 1996 each of the Company's two non-employee directors, Messrs. Schulberg and Heiden, received $3,500 for serving as directors of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information at September 30, 1996, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, and (iii) all executive officers and directors as a group.

Amount and
Nature of
Name and Address                     Beneficial                     Percentage
of Beneficial Owner               Ownership(1)(2)                    of Class
-------------------               ---------------                    --------

Maureen Kassel(3)                   965,650(4)                         6.8

Robert Kassel(3)                  4,297,095(5)(6)                     27.3

Richard Raleigh                     555,140(7)                         3.8

Fred Heiden                           7,500(8)                          *

Jon Schulberg                         7,500(9)                          *

Joseph Owens II                   1,014,396(10)                        7.3

Richard Grandy                    1,014,396(10)                        7.3

Alan Stahler                        899,368(11)                        6.1

Kalman Renov                        715,156(12)                        5.0

All executive officers
  and directors as a
  group (five persons)           5,232,235(4)(5)(6)                   31.3
                                           (7)(8)(9)
--------------
*less than 1%

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from September 30, 1996 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from September 30, 1996 have been exercised.

(3)  The address of Maureen and Robert Kassel is c/o the Company.

(4) Includes presently exercisable options and warrants issued to Ms. Kassel to purchase an aggregate of 365,000 shares of the Company's Common Stock.

(5) Of such shares, (i) 600,650 are owned of record by Maureen Kassel; however, because Ms. Kassel has appointed her husband as her proxy and attorney-in-fact to vote all 600,650 of the shares owned of record by her, Robert Kassel may also be deemed to have beneficial ownership of such shares; (ii) an aggregate of 914,396 shares are owned of record by each of Messrs. Joseph Owens and Richard Grandy, officers of a subsidiary of the Company, who have entered into a voting trust agreement (the "Voting Agreement") providing Mr. Kassel with the right to vote the shares until September 1, 2001.

(6) Includes presently exercisable options and warrants granted to Mr. Kassel to purchase an aggregate of 1,867,653 shares of Common Stock.

(7) Includes presently exercisable options and warrants granted to Mr. Raleigh to purchase an aggregate of 540,140 shares of Common Stock.

(8) Includes 7,500 shares of Common Stock issuable upon exercise of options granted to Mr. Heiden.

(9) Includes 7,500 shares of Common Stock issuable upon exercise of options granted to Mr. Schulberg.

(10) Does not include 175,000 shares issuable upon exercise of options that are not currently exercisable. Includes 75,000 shares issueable upon exercise of options.

(11) The address for Mr. Stahler is 44 Wall Street, New York, New York 10005. Includes shares issuable upon the exercise of (i) options to purchase an aggregate of 89,441 shares of Common Stock underlying a five-year Unit Purchase Option granted on August 12, 1993 ("1993 Unit Purchase Option") and (ii) options to purchase up to 785,094 shares underlying a five-year Unit Purchase Option granted on August 29, 1994 ("1994 Unit Purchase Option"). Also includes options to purchase an aggregate of 24,833 shares underlying additional 1993 Unit Purchase Options granted to D.H. Blair & Co., Inc. Mr. Stahler is the Vice-Chairman and he and his wife are stockholders of D.H. Blair and Co., Inc. Certain information with respect to Mr. Stahler is derived from his Schedule 13D filed with the Securities and Exchange Commission.

(12) The address for Mr. Renov is 44 Wall Street, New York, New York 10005. Includes shares issuable upon the exercise of (i) options to purchase an aggregate of 89,441 shares of Common Stock underlying the 1993 Unit Purchase Option and (ii) options to purchase up to 600,882 shares underlying the 1994 Unit Purchase Option. Also includes options to purchase an aggregate of 24,833 shares underlying additional 1993 Unit Purchase Options granted to D.H. Blair & Co., Inc. Mr. Renov is the Vice-Chairman and he and his wife are principal stockholders of D.H. Blair & Co., Inc. Certain information with respect to Mr. Renov is derived from his Schedule 13D filed with the Securities and Exchange Commission.

Item 12.  Certain Relationships and Related Transactions.

     In June 1993, Richard Raleigh, the Company's Chief Operating Officer, assigned to the Company his option to acquire, for $124,000, the rights to the Power Gardener, which option was originally granted to him pursuant to an agreement, dated November 2, 1990, between Mr. Raleigh and the developer of the Power Gardener. In August 1993, the Company exercised such option to acquire all rights to manufacture, market and otherwise exploit the Power Gardener. In consideration for the assignment from Mr. Raleigh, the Company has paid him approximately $583,000, such amount representing Mr. Raleigh's costs of acquiring the purchase option (in the amount of $112,000) and expenses relating to the development of the product. Pursuant to the terms of the Company's agreement with Mr. Raleigh, the Company will also pay him a royalty of 2% of the Company's annual gross revenues from the sale of the Power Gardener payable in Common Stock of the Company, but only for those years during which the Company has recovered the allocable portion of the development expenses of the Power Gardener. No royalty payment has been accrued or paid to date although in February 1994 the Company loaned Mr. Raleigh, on a full recourse basis, $100,000 as an advance against possible future royalties. The advance bears interest at 6.5% per annum.

     Prior to entering into any written agreement with Mr. Raleigh, the Company, from time to time, commencing in January 1993, disbursed funds for the development of the Power Gardener. As of June 30, 1993, such funds aggregated approximately $365,000. In June 1993, in connection with entering into the assignment agreement, Mr. Raleigh repaid approximately $141,000 of such amount to the Company and issued promissory notes to the Company in the aggregate amount of $224,835 for the balance thereof. The promissory notes have been repaid.

     In July 1994 the Company granted to Mr. Kassel a five year option to purchase not less than 100,000 shares of the Company's Common Stock. The number of shares issuable upon exercise of the option has been increased, pursuant to the terms of the option, to 161,333. The exercise price of the option is $1.69 per share.

     To obtain a portion of the financing for the acquisition of Easy Gardener, Mr. Kassel provided for the benefit of the lender $500,000 cash collateral and a personal guarantee of $333,000. In consideration of providing such guarantees and collateral, the Company has granted Mr. Kassel options and warrants to purchase an aggregate of 526,300 shares of Common Stock for an aggregate exercise price of approximately $822,000.

Item 13.  Exhibits, List and Report on Form 8-K.

     (a)  Exhibits

Exhibit No.
-----------

3.1           Certificate of Incorporation, as amended.**

3.2 By-laws of the Company, incorporated by reference to Exhibit 3(b) of the Company's Registration Statement on Form S-1 (Registration No. 33-45428).

4.1 Form of certificate evidencing Common Stock, $.001 par value, of the Company, incorporated by reference to Exhibit 4(a) of the Company's Registration Statement on Form S-1 (Registration No. 33-45428).

4.2           Form of Underwriter's Warrant, incorporated by reference to
              Exhibit 4(b) of the Company's Registration Statement on Form S-1 (Registration No. 33-45428).

4.3           Form of Unit Purchase Option granted to D.H. Blair & Co.*

4.4           Form of Public Warrant Agreement with respect to Class A
              Warrants.*

4.5 Warrant Agreement with respect to Class B Warrants., incorporated by reference to Exhibit 4(c) of the Company's Registration Statement on Form S-3 (Registration No. 33-89800).

9.1           Voting Agreement among Joseph A. Owens, II, the Company, and
              Robert Kassel.+

9.2           Voting Agreement among Richard M. Grandy, the Company and Robert
              Kassel.+

10.1          Employment Agreement of Robert Kassel.

10.2          Employment Agreement of Richard Raleigh.

10.3 1991 Stock Option Plan, incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 33-45428).

10.4          1995 Stock Option Plan.*

10.5          Non-Employee Director Stock Option Plan.*

10.6 Asset Purchase Agreement dated as of June 18, 1994 among the Company, Easy Gardener Acquisition Corp., Joseph A. Owens II, Richard M. Grandy and Easy Gardener, Inc.+

10.7 Stock Purchase Agreement between Golden West Chemical Distributors, Inc., the Company and Peter Baraldi, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 19, 1992.

10.8 Agreement, dated November 1, 1989, between Golden West Chemical Distributors, Inc. and Mammoth International Chemical Corporation, incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB for the fiscal year ended June 30, 1992.

10.9 Manufacturing Agreement, dated June 10, 1985, between Golden West Chemical Distributors, Inc. and Western Farm Services, Inc. relating to Energizer, incorporated by reference to Exhibit 10.10 of the Company's Form 10-KSB for the fiscal year ended June 30, 1992.

10.10 Manufacturing Agreement, dated June 10, 1985, between Golden West Chemical Distributors, Inc. and Western Farm

              Services, Inc. relating to Penox, incorporated by reference to
              Exhibit 10.11 of the Company's Form 10-K SB for the fiscal year ended June 30, 1992.

10.11 Manufacturing Agreement, dated June 10, 1985, between Golden West Chemical Distributors, Inc. and Western Farm Services, Inc. relating to Powergizer 45, incorporated by reference to Exhibit
              10.12 of the Company's Form 10- KSB for the fiscal year ended June 30, 1992.

10.12 Lease with respect to the Company's executive offices, incorporated by reference to Exhibit 10.14 of the Company's Form 10-KSB for the fiscal year ended June 30, 1992.

10.13 February 8, 1995 modification to lease with respect to the Company's executive offices.*

10.14 Form of Mergers and Acquisitions Agreement between the Company and D.H. Blair Investment Banking Corp.**

10.15         Assignment of Rights, dated June 16, 1993, between Richard J.
              Raleigh and the Company.**

10.16 Agreement dated as of April 16, 1996 between the Company and The Intrac Group.

10.17 Credit Agreement among Easy Gardener Acquisition Corp., the Company, The Provident Bank, as Administrative and Collateral Agent,and The Provident Bank and other certain lending institutions, dated as of August 9, 1996.

10.18         Lease and lease extension agreements between Crawford- Austin Mfg.
              Co. and Easy Gardener.*

10.19 Purchase Agreement, dated as of August 9, 1996, by and among the Company, EGAC, Weatherly and the Weatherly Stockholders (incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K for the event dated August 9, 1996)


21            Subsidiaries of the Company.

23            Consent of BDO Seidman, LLP.

27            Financial Data Schedule.

----------

* Incorporated by reference to the comparable exhibit filed with the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

** Incorporated by reference to the exhibit filed under the same number in the Company's Registration Statement on Form SB-2 (file no. 33-61984).

*** Incorporated by reference to Exhibit 10.20 filed with the Company's Registration Statement on Form SB-2 (file no. 33-82758).

+   Incorporated by reference to the exhibit contained in the Current Report on form 8-K filed by the Company for the event dated September 1, 1994.

     (b) Report on Form 8-K. No reports on Form 8-K were filed by the Company during its fiscal quarter ended June 30, 1996.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                                        Contents
================================================================================




Report of Independent Certified Public Accountants                           F-2

Financial Statements
      Consolidated balance sheet as of June 30, 1996                   F-3 - F-4
      Consolidated statements of income for the
        years ended June 30, 1996 and 1995                                   F-5
      Consolidated statements of shareholders'
        equity for the years ended June 30, 1996 and
        1995                                                                 F-6
      Consolidated statements of cash flows for the
        years ended June 30, 1996 and 1995                             F-7 - F-8
      Summary of accounting policies                                  F-9 - F-11
      Notes to consolidated financial statements                     F-12 - F-30

Report of Independent Certified Public Accountants



Board of Directors
U.S. Home & Garden Inc. (formerly
 Natural Earth Technologies, Inc.)
 and Subsidiaries
San Francisco, California

We have audited the accompanying consolidated balance sheet of U.S. Home & Garden Inc. and Subsidiaries as of June 30, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home & Garden Inc. and Subsidiaries at June 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.





                                                            /s/ BDO Seidman, LLP
                                                                BDO Seidman, LLP

San Francisco, California
August 29, 1996

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                      Consolidated Balance Sheet

================================================================================



June 30, 1996
--------------------------------------------------------------------------------

Assets (Notes 1 and 5)

Current
  Cash and cash equivalents                                        $    679,850
  Accounts receivable, less allowance for doubtful accounts
    and sales returns of $155,000                                     7,109,392
  Inventories (Note 3)                                                3,391,553
  Prepaid expenses and other current assets                             462,246
  Deferred tax asset (Note 9)                                         1,333,000
--------------------------------------------------------------------------------

Total current assets                                                 12,976,041

Furniture, fixtures and equipment, net (Note 4)                       1,215,660

Intangible assets (Note 1)
  Excess of cost over net assets acquired of Easy Gardener, net
    of accumulated amortization of $828,289                          13,343,918
  Excess of cost over net assets acquired of Golden West, net
    of accumulated amortization of $406,903                           1,690,700
  Excess of cost over net assets acquired of Emerald Edge, net
    of accumulated amortization of $29,356                              749,375
  Deferred financing costs, net of accumulated amortization of
    $467,193 (Note 12)                                                1,004,614
  Product rights, net of accumulated amortization of $56,500            198,500
  Package design, net of accumulated amortization of $56,016            180,293

Trade credits (Note 2)                                                1,294,560

Officer receivables (Note 6)                                            617,204

Other assets                                                            313,117
--------------------------------------------------------------------------------
                                                                   $  33,583,982
================================================================================
See accompanying summary of accounting policies and notes to consolidated financial statements.

--------------------------------------------------------------------------------


                                        U.S. Home & Garden Inc. and Subsidiaries

                                                      Consolidated Balance Sheet
================================================================================



June 30, 1996
--------------------------------------------------------------------------------


Liabilities and Shareholders' Equity (Note 1)

Current
  Line of credit (Notes 5 and 12)                                  $  1,288,146
  Current maturities of notes payable (Notes 1, 5 and 12)             2,361,798
  Accounts payable                                                    1,285,585
  Accrued expenses                                                    1,085,797
  Accrued commissions                                                   545,670
  Accrued interest (Note 5)                                             592,271
  Accrued purchase consideration (Note 1)                               488,888
--------------------------------------------------------------------------------
Total current liabilities                                             7,648,155

Deferred tax liability (Note 9)                                         328,000

Notes payable, less current maturities (Notes 1, 5 and 12)            6,238,200
--------------------------------------------------------------------------------

Total liabilities                                                    14,214,355
--------------------------------------------------------------------------------


Commitments, contingency and subsequent event
  (Notes 1, 5, 7, 8 and 12)

Shareholders' equity (Notes 8 and 12)
  Preferred stock, $.001 par value - shares authorized,
   1,000,000; no shares outstanding                                        --
  Common stock, $.001 par value - shares authorized,
    30,000,000; 10,507,381 shares issued and outstanding
    at June 30, 1996                                                     10,507
  Additional paid-in capital                                         21,413,422
  Accumulated deficit                                                (2,054,302)
--------------------------------------------------------------------------------

Total shareholders' equity                                           19,369,627
--------------------------------------------------------------------------------


                                                                   $ 33,583,982
================================================================================



See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                               Consolidated Statements of Income
================================================================================


Year ended June 30,                                        1996            1995
--------------------------------------------------------------------------------

Net sales (Note 10)                                $ 27,030,924    $ 19,691,859

Cost of sales                                        12,670,563       9,151,223
--------------------------------------------------------------------------------

Gross profit                                         14,360,361      10,540,636
--------------------------------------------------------------------------------

Operating expenses
  Selling and shipping                                6,264,025       4,373,681
  General and administrative                          4,347,741       2,777,666
--------------------------------------------------------------------------------

                                                     10,611,766       7,151,347
--------------------------------------------------------------------------------

Income from operations                                3,748,595       3,389,289

Other income (expense)
  Investment income                                      69,228          33,391
  Interest expense (Note 5)                          (2,009,157)     (1,809,901)
--------------------------------------------------------------------------------

Income before taxes                                   1,808,666       1,612,779

Income tax (benefit) expense (Note 9)                  (715,000)         38,000
--------------------------------------------------------------------------------

Net income                                         $  2,523,666    $  1,574,779
================================================================================

Income per common share                            $       0.25    $       0.19
================================================================================

Weighted average common and common equivalent
  shares outstanding                                 10,206,000       8,376,000
================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                 Consolidated Statements of Shareholders' Equity

================================================================================


                                                      Preferred Stock         Common Stock
                                                    -------------------    ------------------   Additional                     Total
                                                    Number of              Number of               Paid-in Accumulated Shareholders'
                                                       Shares    Amount       Shares  Amount       Capital     Deficit       Equity
====================================================================================================================================

Balance, July 1, 1994 (Note 8)                             --        --   4,600,125   $ 4,600   $9,298,545  $(6,152,747)  $3,150,398
Sale of common stock, net of stock issuance
  costs of approximately $1,300,000                        --        --   3,774,765     3,775    7,431,698      --         7,435,473
Issuance of common stock for payment of
  trade payables                                           --        --     417,261       417      683,100      --           683,517
Exercise of stock options and warrants                     --        --      30,425        31       35,298      --            35,329
Issuance of unit purchase options                          --        --         --         --      400,000        --         400,000
Conversion of debt and accrued interest into
  common stock (Note 1)                                    --        --     914,396       914    2,059,086     --          2,060,000
  Net income                                               --        --         --         --         --      1,574,779    1,574,779
------------------------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1995 (Note 8)                            --        --   9,736,972     9,737   19,907,727   (4,577,968)  15,339,496
Exercise of stock warrants, net of stock
    issuance costs of approximately $114,000               --        --     770,409       770    1,505,695          --     1,506,465
Net income                                                 --        --         --         --        --       2,523,666    2,523,666
------------------------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1996 (Notes 8 and 12)                    --        --  10,507,381  $ 10,507  $21,413,422  $(2,054,302) $19,369,627
====================================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows
================================================================================




Increase (decrease) in cash and cash equivalents

Year ended June 30,                                                                        1996            1995
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                                                       $  2,523,666    $  1,574,779
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and other amortization                                               834,014         636,987
      Amortization of deferred financing costs                                          264,261         218,572
      Changes in operating  assets and  liabilities,  net of assets acquired and liabilities assumed:
         Accounts receivable                                                         (2,455,310)     (2,519,614)
         Inventories                                                                   (939,682)        637,417
         Prepaid expenses and other current assets                                     (159,031)       (201,385)
         Accounts payable and accrued expenses                                        1,393,258          54,449
         Trade credits                                                                  256,796         199,857
         Other assets                                                                   (95,254)       (163,400)
         Deferred taxes                                                              (1,005,000)           --
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                               617,718         437,662
------------------------------------------------------------------------------------------------------------------------------------


Cash flows from investing activities
  Payment for purchase of businesses, net of cash
    acquired                                                                         (1,601,872)    (15,386,929)
  Sale of short-term investments                                                           --           501,000
  Increase in officer receivables                                                      (130,621)       (352,614)
  Purchase of product rights                                                               --          (105,000)
  Purchase of furniture, fixtures and equipments                                       (260,834)       (151,282)
  Purchase of package design                                                           (109,460)        (81,622)
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                (2,102,787)    (15,576,447)
------------------------------------------------------------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows
================================================================================


Year ended June 30,                                                                        1996            1995
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Proceeds from issuances of stock                                                 $  1,506,465    $  7,451,752
  Proceeds from bank line of credit                                                  17,496,209      11,514,524
  Payment on bank line of credit                                                    (16,208,063)    (12,108,642)
  Proceeds from notes payable                                                              --        11,000,000
  Payments of notes payable                                                          (1,600,002)       (800,000)
  Acquisition finance costs                                                                --        (1,036,210)
------------------------------------------------------------------------------------------------------------------------------------


Net cash provided by financing activities                                             1,194,609      16,021,424
------------------------------------------------------------------------------------------------------------------------------------


Net (decrease) increase in cash                                                        (290,460)        882,639

Cash and cash equivalents, beginning of year                                            970,310          87,671
------------------------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents, end of year                                             $    679,850    $    970,310
------------------------------------------------------------------------------------------------------------------------------------



See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================




Nature of
Business


U.S. Home & Garden Inc. (the "Company" - formerly known as Natural Earth Technologies, Inc. until July 1995), through its wholly- owned subsidiaries, is a manufacturer and distributor of lawn and garden care products to retailers primarily throughout North America.

Golden West Agri-Products, Inc. ("Golden West"), a wholly-owned subsidiary, is a manufacturer and distributor of humic acid based agricultural products. Golden West currently sells its products in the Western United States, Mexico and Central America.

On September 1, 1994, the Company, through its wholly-owned subsidiary Easy Gardener Acquisition Corporation ("Easy Gardener"), acquired all of the assets of Easy Gardener, Inc., a developer, manufacturer and marketer of lawn and garden care products. Easy Gardener primarily sells its products throughout North America.

On August 11, 1995, Emerald Products Corporation, a wholly-owned subsidiary of Easy Gardener, acquired the assets of Emerald Products, LLC. Emerald Products sells its product, Emerald Edge(R), throughout North America.

On August 9, 1996, Easy Gardener acquired all of the stock outstanding of Weatherly Consumer Products Group, Inc. (Note 12).

Principles of
Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries and the results of operations of Easy Gardener and Emerald Products since their date of acquisition (Note 1). Significant intercompany accounts and transactions have been eliminated.

Inventories

Inventories, which consist of raw materials, finished goods, and packaging materials, are stated at the lower of cost or market; cost is determined by the first-in, first-out (FIFO) cost method.

Furniture, Fixtures
and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated five to seven year useful lives of the assets.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================






Intangible Assets
Excess of cost over net assets acquired
---------------------------------------

The excess of cost over net assets acquired, which relates to the Company's acquisitions of Golden West, Easy Gardener and Emerald Edge, are being amortized over periods of twenty to thirty years using the straight-line method. Periodically, the recoverability of goodwill is evaluated by comparing undiscounted estimated future net income to the estimated net income projected at the time of acquisition.

Deferred financing costs
------------------------
Direct costs associated with the Company's long-term financing arrangements are being amortized over the life of the loans, a period of five to seven years (Note 12).

Package design
--------------
Package design costs associated with Easy Gardener products are being amortized over a five-year period using the straight-line method.

Product rights
--------------
Product rights are being amortized over a 15-year estimated useful life.

Revenue
Recognition

Sales are recorded as products are shipped to customers.

Net Income Per
Share

Net income per common share has been computed following Accounting Principles Board Opinion No. 15. Net income per share has been computed by dividing the net income by the weighted average number of common shares outstanding. Common stock equivalents such as common stock options and warrants were not included in the computation of average shares outstanding because their inclusion would be antidilutive.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                  Summary of Accounting Policies
================================================================================


Income Taxes

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Reclassification

Certain 1995 financial statement amounts have been reclassified to conform to the 1996 presentation.

Advertising Costs

The Company incurs advertising expense primarily relating to cooperative advertising credits granted to customers based on qualified expenses incurred by the customers to advertise the Company's products. Cooperative advertising credits are usually limited to a percentage of an agreed-upon sales volume. The Company also incurs advertising expense relating to the distribution of catalogs and the broadcasting of radio and television commercials. Advertising costs are expensed as incurred. Advertising expense was $1,822,783 and $1,236,459 during the years ended June 30, 1996 and 1995.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all short-term investments purchased with an initial maturity of three months or less to be cash equivalents.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================



1.    Business
      Acquisitions

On August 11, 1995, Emerald Products Corporation, a newly-formed, wholly-owned subsidiary of Easy Gardener, acquired from Emerald Products, LLC ("Emerald") all of the assets, including product rights and all other intangible assets, of Emerald used in connection with Emerald's home lawn and garden care distribution business. The purchase price, subject to adjustment as described below, was $835,000 in cash and a $100,000 non-interest bearing promissory note, which was paid off during fiscal 1996 using cash from operations. The purchase price is subject to increase based upon the Company achieving certain annual gross sales levels of acquired product lines through September 2002. This additional consideration is payable in cash annually and based upon 2.5% of annual Emerald gross sales of up to $4,000,000, 1.5% of annual gross sales between $4,000,001 and $5,000,000 and 1% of annual gross sales greater than $5,000,000.

On September 1, 1994 (the "Closing Date"), Easy Gardener Acquisition Corp., a newly formed, wholly-owned subsidiary of the Company, acquired from Easy Gardener, Inc. (the "Seller") all of the assets of the Seller used in connection with the Seller's home lawn and garden care products distribution business (the "Purchased Assets") pursuant to an assets purchase agreement dated as of June 19, 1994. The purchase price was $20,500,000 (subject to adjustment as described below) which was paid by the delivery of (i) $8,000,000 in cash
(ii) a promissory note (the "Note") issued by Easy Gardener Acquisition Corp. in the initial principal amount of $10,500,000, and (iii) two convertible promissory notes (the "Convertible Notes") issued by the Company each in the initial principal amount of $1,000,000. The Note was paid from the proceeds of the Company's bank financing in September 1994. The Convertible Notes plus accrued interest were each converted into 457,198 shares of the Company's common stock and Class B warrants to acquire 457,198 shares of common stock at an exercise price of $2.28 per share. The Convertible Notes were automatically converted upon the February 1995 approval by the stockholders of the Company of an Amendment to the Company's Certificate of Incorporation increasing the amount of the Company's authorized common stock to 30,000,000 shares. The shares of common stock issued upon exercise of the

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Convertible Notes, and the shares of common stock issuable upon exercise of the warrants, are subject to a seven-year voting agreement with Mr. Robert Kassel, Chairman of the Company. The purchase price was subject to increase, if and to the extent that on the Closing Date current assets of Easy Gardener, Inc. exceeded current liabilities by $6,600,000. This additional amount approximated $783,000 at the date of closing and was paid in October 1994.

Approximately $2,200,000 was contingently payable to the Seller over the four years following the Closing Date based upon the acquired business generating certain specified levels of net income. As of June 30, 1996, $733,332 has been added to the excess of cost over net assets acquired of Easy Gardener based upon operating results obtained through June 30, 1996. As of June 30, 1996, approximately $489,000 is payable for this additional purchase price. As of June 30, 1996, the seller is still eligible to receive approximately $1.47 million in additional future contingent consideration.

The following unaudited pro forma summary combines the consolidated results of operations of the Company and Easy Gardener as if the acquisition had occurred at the beginning of fiscal 1994, after giving effect to certain adjustments, including the amortization of excess of cost over net assets acquired, and interest expense on the notes payable. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Easy Gardener had constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future. The pro forma effect of the Emerald Products acquisition has not been reflected since its prior revenue was not material to the Company's operations.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================



Year ended June 30,                     1995
================================================================================

Net sales                       $ 21,348,000
================================================================================

Income from operations          $  3,132,000
================================================================================

Net income                      $  1,381,000
================================================================================

Net income per share            $        .16
================================================================================


2.    Trade Credits
In April 1996, the Company entered into an agreement to exchange unsold assets held for sale for credit against the future purchase of products and services. This transaction has been reported at the estimated fair market value of the assets exchanged by the Company. No gain or loss was recognized on such transaction as the Company had previously written down its assets held for sale to their estimated fair market value. The agreement requires the Company to pay a portion of the purchase price of the product or services received. Depending on the nature of the products or services purchased, the Company will receive a credit against the future price ranging from 10% to 45% of the cash purchase price. The Company will also receive a percentage of the cash proceeds from the ultimate sale of the assets. As of June 30, 1996, included in accounts receivable is approximately $105,000 of cash expected to be received on the sale of a portion of the assets by the third party. The agreement provides that the Company will receive maximum total credits and cash totaling $1.6 million. The agreement expires in April 1999 and requires the Company to use all credits by this date. The Company expects to use the credits primarily by purchasing operating assets and advertising time. The Company expects to use all available credits by the expiration date and will continually evaluate this asset based upon credits utilized and future operating goals.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================



3. Inventories                          Inventories at June 30, 1996 consist of:

--------------------------------------------------------------------------------

                                        Raw materials                 $   81,932
                                        Finished goods                 3,309,621
--------------------------------------------------------------------------------

                                                                      $3,391,553
================================================================================

4. Furniture, Fixtures and Equipment

                Furniture, fixtures and equipment at June 30, 1996 consist of:

   -----------------------------------------------------------------------------


                                        Leasehold improvements        $   73,465
                                        Furniture, fixtures and
                                        equipment                      1,575,270
--------------------------------------------------------------------------------

                                                                       1,648,735
                                        Less accumulated depreciation    433,075
================================================================================

                                                                      $1,215,660
--------------------------------------------------------------------------------

5.    Notes Payable
      and Line of
      Credit
                        Notes payable consist of the following at June 30, 1996:

--------------------------------------------------------------------------------

$8,000,000 note  payable,  interest  at 12.25%,
 monthly  principal  payments of $133,333,  plus
 interest,  commencing January 31, 1995 until
 January 2000, collateralized by the assets of
 Easy Gardener and a guaranty of the Company.                        $ 5,599,998

$3,000,000 note payable,  interest at 12%, equal
 monthly  principal  payments of $125,000,  plus
 interest,  commencing the earlier of the repay-
 ment of the $8,000,000 note payable or Janu-
 ary 31, 2000,  collateralized  by assets of Easy
 Gardener and a guaranty of the Company.                               3,000,000
--------------------------------------------------------------------------------

                                                                       8,599,998
                                        Less current portion           2,361,798
--------------------------------------------------------------------------------

                                                                     $ 6,238,200
================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================



The Company's financing arrangements include a $6,000,000 revolving credit facility expiring December 1999, bearing interest at prime (8.25% at June 30, 1996) plus 2%, payable in monthly installments commencing January 1, 1995 and collateralized by assets of Easy Gardener and a guaranty of the Company. As of June 30, 1996, there was $1,288,146 outstanding on the credit line (Note 12).

The $3 million note payable also requires the Company to pay additional interest (defined as a success fee) when the loan is paid off. The success fee ranges from $300,000 in the first year to $4,140,000 in the seventh year. As of June 30, 1996, the accrued success fee was approximately $481,000 (Note 12).

The $8 million note payable is subject to certain mandatory prepayments of "excess cash flow" of Easy Gardener and certain net proceeds of asset sales, condemnation awards and insurance recoveries. As of June 30, 1996, $761,798 is the payment for "excess cash flow" which was made subsequent to year end. This amount has been included in the current portion of notes payable. Also, certain optional prepayments of advances under the revolving facility and the $8 million note payable require the payment of a premium (Note 12).

Future minimum principal payments are as follows:

Year ending June 30,              Amount
--------------------------------------------------------------------------------


1997                              $ 2,361,798
1998                                1,600,000
1999                                1,600,000
2000                                1,538,200
2001                                1,500,000
--------------------------------------------------------------------------------
                                  $ 8,599,998
================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

In connection with the acquisition of Weatherly Products Inc. on August 9, 1996, both of the above term notes payable were refinanced and a new line of credit agreement was executed (Note 12).

6. Officer
   Receivables

Officer receivables represents advances which bear interest at 7%. The advances have no specific maturity date. Accordingly, these advances have been classified as a long-term asset.

7. Commitments
   Employment agreements
   ---------------------

The Company entered into new employment agreements with two of its officers in April 1996. The agreements are for one-year periods but are automatically renewed unless specifically terminated by the Company or the employee. If the employment agreements are terminated by the Company, the officers will be entitled to an additional ten and five years of annual compensation. Annual compensation under the employment agreements are $350,000 and $162,500. The employment agreements also provide for certain lump sum payments in the event of a change in control equal to approximately $5 million. Agreements with two officers of Easy Gardener provide for varying base aggregate annual salaries of approximately $350,000 in 1997 and $400,000 in 1998. In addition, the agreements provide for incentive and additional compensation under certain circumstances.

Operating leases
----------------
The Company leases office space under three operating leases which expire in various years through 2000. The Company also leases certain office equipment and automobiles under operating leases expiring in 1998 through 2001. The future minimum lease payments under these non-cancelable operating leases are as follows:

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================


Year ending June 30,              Amount
--------------------------------------------------------------------------------


      1997                        $ 288,000
      1998                          276,000
      1999                          248,000
      2000                          122,000
      2001                            4,000
--------------------------------------------------------------------------------
                                  $ 938,000
================================================================================


Rent expense was approximately $336,000 and $303,000 for the years ended June 30, 1996 and 1995.

Pension plan
------------
Easy Gardener has established an employee defined contribution pension plan (the
Plan). Employees of the Company, Easy Gardener and Golden West are eligible to participate. The Company is required to match the first 3% of employee contributions up to 5% of the employees wage base. The plan also allows discretionary contributions by the Company. The Company's contribution vests over a seven-year period. Pension expense associated with the Plan for 1996 and 1995 was approximately $180,000 and $64,000.

Royalty agreements
------------------
The Company has entered into royalty agreements which provide for payments based upon a percentage of net sales of certain products. These agreements expire in various years from 1998 to 2005. Royalty expense during the years ended June 30, 1996 and 1995 was $103,687 and $64,300.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================


8. Shareholders'
   Equity

(a)  Convertible Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's common stock.

(b)  Common stock

The Company raised a portion of the Easy Gardener, Inc. purchase price through the August 1994 private placement of $8,025,000 of Units (for which it received net proceeds of approximately $6,900,000), each $100,000 Unit consisting of 43,860 shares of common stock and a class B warrant to purchase 43,860 shares of common stock for $2.28 per share.

In June 1994, the Company sold approximately 200,000 shares to various foreign investors. Proceeds to the Company, after deducting commissions and expenses approximated $435,000. In a related transaction during July 1994, the Company sold an additional 240,000 shares to foreign investors resulting in net proceeds to the Company of approximately $518,000. Proceeds were used for the Easy Gardener acquisition.

(c)  Stock option plans

The Company adopted the 1991 Stock Option Plan (the "1991 Plan") pursuant to which 700,000 shares of common stock have been reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options. ISOs may be granted under the Plan to employees and officers of the Company. Nonqualified options may be

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

During fiscal 1995, the Board of Directors of the Company adopted, subject to stockholder approval, two additional stock option plans. The 1995 Stock Option Plan (the "1995 Plan") allows the granting of either ISOs or non-qualified options. The maximum aggregate number of shares to be granted under this plan is 1,500,000. The Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") was established to attract, retain and compensate for their services as directors, highly qualified individuals who are not employees of the Company. The maximum aggregate number of shares issued under this plan is 100,000. No options have been granted under the Non-Employee Director Plan at June 30, 1995. During 1996, 10,000 options were granted. The 1995 Plan is administered by a committee of the Board of Directors and the Non-Employee Director Plan is a formula plan.

The 1991 Plan is administered by the Board of Directors of the Company (the "Board"). The Board, or committee, as the case may be, within the limitations of the 1991 and 1995 Plans, as the case may be, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights in the Company are to be imposed on shares subject to options.

ISOs granted under the plans may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

not exceed $100,000. Nonqualified options granted under the 1991 plan may not be granted at a price less than the fair market value of the common stock on the date of grant (not less than par value in the case of the 1995 Plan). Options granted under the plans will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

All options granted under the 1991 Plan, Non Employee Director Plan and ISOs under the 1995 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

The Board of Directors also has authorization to issue stock options ("Non-Plan Options") to employees or consultants for services performed.

The following is a summary of activity relating to stock options.

                         Option                                    Available
                         Price Per        Out-           Exer-           for
                         Share        standing         cisable         Grant
--------------------------------------------------------------------------------


1991 Plan

June 30, 1995                          688,100         588,100        18,900
  Became exercisable           -                       100,000             -
--------------------------------------------------------------------------------


June 30, 1996                1.69(1)   688,100         688,100        18,900
--------------------------------------------------------------------------------


1995 Plan

June 30, 1995               $2.28      400,000               -     1,100,000
  Granted during 1996        2.25      310,000(3)       10,000      (310,000)
  Became exercisable                         -         400,000             -
--------------------------------------------------------------------------------


June 30, 1996          $2.25-2.28      710,000         410,000       790,000
--------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================


                         Option                                    Available
                         Price Per        Out-           Exer-           for
                         Share        standing         cisable         Grant
--------------------------------------------------------------------------------


Non-Plan Options
----------------
  June 30, 1995          $1.69-2.28     544,766(2)     544,766             -
  Granted during 1996          2.25     315,000(3)           -             -
--------------------------------------------------------------------------------

June 30, 1996            $1.69-2.28(1)  859,766        544,766             -
--------------------------------------------------------------------------------

(1) During fiscal 1995, the Board of Directors authorized a reduction in the exercise price. The ending option price per share reflects the reduced exercise price. During fiscal 1995, approximately 1.1 million options to purchase common stock were repriced to $1.69.

(2)  Options outstanding reflect the effect of certain antidilution provisions.

(3) Options vest over four years with the exception of 10,000 immediately vesting 1995 Plan options.

(d)  Unit purchase options

In October 1994, the Company granted six unit purchase options (UPOs), each consisting of 43,860 shares of the Company's common stock and Class B Warrants to purchase 43,860 shares of common stock at an exercise price of $2.28. These UPOs, which expire on August 31, 1999, have a nominal exercise price. Three of the UPOs were granted to an officer of the Company for his personal guarantees in connection with the Easy Gardener acquisition. Three were granted to an outside consultant for its services in connection with financing obtained for the Easy Gardener acquisition. The six UPOs issued with the nominal exercise price were valued at $400,000 and included in deferred

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

financing costs. Concurrently, the Company also granted six UPOs, consisting of the same components, each with a current exercise price of approximately $75,000, three of which were granted to an officer of the Company. All these transactions were done in lieu of cash compensation in consideration for certain financial consulting and other services and for the personal guarantee and other collateral provided in connection with the Company's acquisition of Easy Gardener, Inc., without which the Company's transaction with Easy Gardener, Inc. would not have occurred.

In connection with the Company's August 1994 Private Placement, the placement agent and its designees were granted approximately 28 UPOs exercisable at $100,000 each. Each UPO consists of 43,860 shares of common stock and warrants to purchase 43,860 shares of common stock at $2.28 per share. These warrants expire in August 1999, if the underlying UPO is not exercised.
If exercised, the warrants expire in May 2000.

The total shares of common stock issuable upon exercise of the UPOs, including the underlying warrants, would be approximately 3,500,000 shares.

(e) Warrants

In connection with certain business transactions and stock offerings, the Company has granted various warrants to purchase common stock. The following schedule will summarize the activity.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================



                                Warrant                              Expi-
                              Price Per       Out-        Exer-     ration
                                  Share   standing(1)   cisable       Date
--------------------------------------------------------------------------------


July 1, 1994                 $1.50-6.00  1,729,341    1,729,341  1996-1998

Warrants issued in
  connection with
  private placement                2.28  3,519,765    3,519,765   May 2000

Warrants issued
  with convertible
  debenture                        2.28    914,396      914,396  Feb. 2000
Warrants issued               2.28-3.38    100,000      100,000  Aug. 1999
Warrants exercised            1.50-1.89    (30,425)     (30,425)
--------------------------------------------------------------------------------


June 30, 1995                 1.50-6.00  6,233,077    6,233,077  1996-2000

Increase for
  antidilution                     2.28    152,580      152,580
Warrants exercised            1.89-2.28   (770,409)    (770,409)
--------------------------------------------------------------------------------


June 30, 1996                $1.50-6.00  5,615,248    5,615,248  1996-2000
--------------------------------------------------------------------------------

(1) The warrants contain anti-dilution provisions which could effect the number of shares of common stock issuable upon exercise of the warrants as well as the per share warrant prices. Additionally, these warrants contain certain redemption provisions.


(f)  Common stock reserved

At June 30, 1996, approximately 11,800,000 shares of common stock have been reserved for issuance upon the exercise of warrants, options and UPOs.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================



9.  Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is established for deferred income tax assets when realization is not deemed more likely than not. Deferred tax assets (liabilities) at June 30, 1996 consist principally of the following:

--------------------------------------------------------------------------------

Deferred tax assets

Net operating loss carryforwards                                    $ 1,384,000
Accounts receivable allowance and other                                  97,000
--------------------------------------------------------------------------------

Total deferred tax asset                                              1,481,000
Less valuation allowance                                               (148,000)
--------------------------------------------------------------------------------

Net deferred tax asset                                              $ 1,333,000
================================================================================

--------------------------------------------------------------------------------

Deferred tax liability

Depreciation and amortization in excess of
 book amount                                                        $  (328,000)
================================================================================


At June 30, 1996, the Company had approximately $3,498,000 of net operating loss
(NOL) carryforwards available to reduce future Federal taxable income. These losses are available through 2009. California allows an NOL carryforward of 50% of a company's California taxable loss. The carryforward for California purposes, after the 50% reduction, was approximately $2,097,000 at June 30, 1996 and expires through 2000. Use of the Company's NOLs could be limited in the future as a result of issuance or exercise of stock options and warrants or sale or issuance of stock. The Company files its tax returns on a calendar year basis.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================


At June 30, 1996, the Company established a $148,000 valuation allowance for the benefits pertaining to California NOLs which are not estimated to be realizable prior to their expiration.

The income tax (benefit) provision consists of:

Years ended June 30,                                       1996            1995
--------------------------------------------------------------------------------

Current
      Federal                                      $       --      $       --
      State                                             290,000          38,000
--------------------------------------------------------------------------------

                                                        290,000          38,000
Deferred
      Federal                                        (1,013,000)           --
      State                                               8,000            --
--------------------------------------------------------------------------------

                                                     (1,005,000)           --
--------------------------------------------------------------------------------

                                                   $   (715,000)   $     38,000
================================================================================



The effective tax rate for the year ended June 30, 1996 differs from the federal statutory rate principally due to the utilization of prior years' operating loss carryovers, and elimination of the valuation allowance for deferred tax assets.

For the year ended June 30, 1995, income tax expense relates exclusively to state franchise taxes. 1995 Federal income tax expense has been eliminated primarily because of a $2.0 million restructuring expense recognized for tax purposes (previously recorded for book purposes in 1994).

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================



10.  Financial Instruments
     and Concen-
     tration of
     Credit Risk

The Company's financial instruments consist of cash, accounts receivable and debt. The carrying value of cash and accounts receivable approximate fair value based upon the liquidity and short-term nature of the assets. The carrying value of short-term and long-term debt approximates the fair value based upon short-term borrowings at market rate interest and consideration that all debt was repaid subsequent to year end (Note 12).

Cash and cash equivalents are held principally at three high quality financial institutions. At times such balances may be in excess of the FDIC insurance limit.

Trade accounts receivable are due primarily from numerous customers located in many geographic regions throughout the United States. The Company performs ongoing credit evaluations of its customers' financial conditions and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. The Company does not require collateral from its customers.

During the year ended June 30, 1996, sales to one Easy Gardener customer accounted for approximately 28% of consolidated net sales and 30% of Easy Gardener net sales. Included in accounts receivable at June 30, 1996 is $1,440,379 due from this customer. Sales to three customers of Golden West accounted for approximately 56% of Golden West net sales and 2% of consolidated net sales.

During the year ended June 30, 1995, sales to two Easy Gardener customers accounted for approximately 24% and 9% of consolidated net sales and 26% and 10% of Easy Gardener net sales. Sales to three customers of Golden West accounted for approximately 50% of Golden West net sales and 3% of consolidated net sales.

Substantially all of Easy Gardener's raw material purchases for Weedblock(R) inventory, representing approximately 50% and 66% of the Company's consolidated raw material purchases during the years

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================



ended June 30, 1996 and 1995, are from one vendor. Management believes that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause delays and a possible loss of sales, which would affect operating results adversely. Included in accounts payable at June 30, 1996 is $139,296 due to this vendor.

11.  Supplemental
     Cash Flow
     Information

Year ended June 30,                                        1996            1995
--------------------------------------------------------------------------------

Cash paid during the period for:

Interest                                           $  1,295,800    $  1,528,300
Taxes                                              $     96,069    $      9,594
================================================================================

Supplemental Schedule of Noncash Investing and Financing Activities:

The Company purchased all of the assets of Easy Gardener, Inc. for $21,283,000 in September 1994.

--------------------------------------------------------------------------------

Fair value of assets acquired                                      $  28,525,772
Cash paid for assets acquired                                       (14,423,707)
Promissory notes                                                    (12,783,392)
--------------------------------------------------------------------------------

Liabilities assumed                                                $   1,318,673
================================================================================



During 1995, the Company entered into agreements to issue approximately 417,000 shares of common stock, valued at approximately $683,000 as payment of certain accounts payable.

During 1995, $2,000,000 of convertible debentures and related accrued interest was converted into 914,396 shares of common stock and 914,396 Class B warrants.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

During 1995, deferred financing costs of approximately $400,000 was paid for by the issuance of 6 UPO's with a nominal exercise price.

During 1996, the Company exchanged assets held for sale with a book value of approximately $1.4 million for future trade credits.

12.  Subsequent
     Events

On August 9, 1996, Easy Gardener acquired all of the outstanding stock of Weatherly Consumer Products (Weatherly), a lawn and garden care company, for 1,000,000 shares of the Company's common stock (valued at $3 per share) and $22,937,321, less an amount required to discharge certain outstanding indebtedness of the acquired company, and adjusted dollar for dollar based upon the ultimate value of the acquired company's net current assets. The Company intends to operate the acquired company's product lines as a subsidiary of Easy Gardener.

In connection with the above acquisition, the Company's outstanding notes payable were refinanced and a new line of credit arrangement was established. Under the terms of the new loan agreement, two promissory notes were issued for $23,000,000 and $2,250,000. The $23,000,000 note requires quarterly principal payments ranging from $570,000 to $1,350,000 beginning September 30, 1996 through June 30, 2002 and bears interest at the lower of prime or LIBOR rates, as defined. The $2,250,000 note requires quarterly principal payments totaling $140,625 beginning September 30, 1998 through December 30, 1999 and bears interest at prime plus 6%. The line of credit agreement calls for maximum borrowings totaling $13,000,000 with interest at the lower of prime or LIBOR rates. As a result of this refinancing, the entire balance of deferred finance costs, net of accumulated amortization plus certain prepayment penalties, will be written off as an extraordinary item during the first quarter of fiscal 1997.

In conjunction with the debt refinancing, a warrant to purchase 400,000 shares of stock at $2.50 per share was issued to the financial institution.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================



Subsequent to June 30, 1996, warrants and a unit purchase option to purchase common stock were exercised resulting in net proceeds to the Company of approximately $5,300,000. These proceeds were used to fund a portion of the Weatherly acquisition.

Subsequent to year end, the Company granted stock options (with and exercise price equal to the current market price) to purchase 1,300,000 shares of common stock to various employees and consultants as bonus compensation for the fiscal 1996 operating results and Weatherly acquisition. In addition, the Company also granted an option to purchase 200,000 shares of common stock to an investment advisor for services relating to the Weatherly acquisition. The option has a nominal exercise price and will be recorded as a cost of the acquisition (approximately $500,000), thus increasing the excess of cost over net assets acquired of Weatherly.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned duly authorized.

                                           U.S. Home & Garden Inc.
                                           -----------------------
                                                     (Registrant)

                                           By:/s/ Robert Kassel
                                           -----------------------
                                              Robert Kassel, President

Dated:  October 11, 1996


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        Signature                              Title                                Date
        ---------                              -----                                ----

/s/Robert Kassel                        Chairman of the Board                   October 11, 1996
---------------------                   of Directors, President
Robert Kassel                           and Treasurer (Chief
                                        Executive, Accounting and
                                        Financial Officer)


/s/Maureen Kassel                       Vice-President,                         October 11, 1996
---------------------                   Secretary and Director
Maureen Kassel

/s/Richard Raleigh                      Chief Operating Officer                 October 11, 1996
---------------------                   and Director
Richard Raleigh


---------------------                   Director                                October   , 1996
Jon Schulberg


/s/Fred Heiden                          Director                                October 11, 1996
---------------------
Fred Heiden


                                  EXHIBIT INDEX


Exhibit
Number                            Description                            Page
------                            -----------                            ----

10.1                 Employment Agreement of Robert Kassel

10.2                 Employment Agreement of Richard Raleigh

10.16                Agreement  dated as of April 16,  1996
                     between the Company and The Intrac Group.

10.17                Credit Agreement among Easy Gardener
                     Acquisition Corp., the Company,  The
                     Provident Bank as Administrative and Collateral Agent and The Provident Bank and certain other lending institutions.

21                   Subsidiaries of the Company

23                   Consent of BDO Seidman, LLP.

27                   Financial Data Schedule