Form 10-Q
period 1996-09-30
US HOME & GARDEN INC
filed 1996-11-14
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

            From the transition period from __________ to __________

                         Commission File Number 0-19899

                             U.S. HOME & GARDEN INC.
                          (Exact name of registrant as
                            specified in its charter)


           Delaware                                             77-0262908
(State or other jurisdiction                                   IRS Employer
of incorporation or organization)                        (Identification Number)

                        655 Montgomery Street, Suite 830
                         San Francisco, California 94111
                    (Address of Principal Executive Offices)

                                 (415) 616-8111
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X            No ______

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of November 12, 1996, there were 13,917,266 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part l. - Financial Information

Item 1. Consolidated Financial Statements

Consolidated balance sheet as of  September 30, 1996 (unaudited)
and June 30, 1996                                                            1-3

Consolidated statements of operations for the three months
ended September  30, 1996 and 1995  (unaudited)                                4

Consolidated statements of cash flows for the three months
ended September 30, 1996 and 1995  (unaudited)                               5-6

Notes to consolidated financial statements                                  7- 8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                         9-15

Part II. - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17

                                                                         U.S. Home & Garden Inc. and Subsidiaries

                                                                                       Consolidated Balance Sheet
=================================================================================================================
                                                                                September                June 30,
                                                                                 30, 1996                    1996
-----------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
Assets

Current
  Cash and cash equivalents                                                   $   744,071             $   679,850
  Accounts receivable, less allowance for doubtful
    accounts and sales returns of $240,000 and
    $155,000                                                                    4,617,059               7,109,392
  Inventories                                                                   6,642,905               3,391,553
  Prepaid expenses and other current assets                                       537,645                 462,246
  Income tax receivable                                                         1,082,407                    --
  Deferred tax asset                                                            1,333,000               1,333,000
-----------------------------------------------------------------------------------------------------------------

Total current assets                                                           14,957,087              12,976,041

Furniture, fixtures and equipment, net                                          2,060,791               1,215,660

Intangible assets
  Excess of cost over net assets acquired of Weatherly
    Consumer Products Group, Inc., net of accumulated
    amortization of $109,491                                                   20,612,918                    --
  Excess of cost over net assets acquired of Easy
    Gardener, Inc., net of accumulated amortization
    of $946,752 and $828,289                                                   13,225,455              13,343,918
  Excess of cost over net assets acquired of Golden
    West Chemical Distributors, Inc., net of accumu-
    lated amortization of $433,196 and $406,903                                 1,664,407               1,690,700
  Excess of cost over net assets acquired of Emerald
    Products, LLC, net of accumulated amortization of
    $39,458 and $29,356                                                           751,880                 749,375
  Deferred financing costs, net of accumulated amor-
    tization of $38,872 and $467,193                                            1,360,534               1,004,614
  Product rights, patents and trademarks, net of
    accumulated amortization of $76,384 and $56,500                             1,965,160                 198,500

                                                                         U.S. Home & Garden Inc. and Subsidiaries

                                                                                       Consolidated Balance Sheet

=================================================================================================================
                                                                                  September              June 30,
                                                                                   30, 1996                  1996
-----------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)
Assets (continued)

Intangible assets (continued)
  Non-compete agreement, net of accumulated amortiza-
    tion of $3,562                                                           $      496,438        $            -
  Package design, net of accumulated amortization of
    $67,831 and $56,016                                                             215,250               180,293

Deferred tax asset                                                                1,973,597                     -

Trade credits                                                                     1,293,120             1,294,560

Officer receivables                                                                 659,490               617,204

Other assets                                                                        233,258               313,117
-----------------------------------------------------------------------------------------------------------------

                                                                             $   61,469,385        $   33,583,982
=================================================================================================================



          See accompanying notes to consolidated financial statements.

                                                                         U.S. Home & Garden Inc. and Subsidiaries

                                                                                       Consolidated Balance Sheet

=================================================================================================================
                                                                                  September              June 30,
                                                                                   30, 1996                  1996
-----------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)
Liabilities and Shareholders' Equity

Current
  Line of credit                                                             $      942,394        $    1,288,146
  Current maturities of notes payable                                             3,840,000             2,361,798
  Accounts payable                                                                2,132,961             1,285,585
  Accrued expenses                                                                2,774,352             1,085,797
  Accrued commissions                                                               183,690               545,670
  Accrued interest                                                                        -               592,271
  Accrued purchase consideration                                                  3,981,295               488,888
-----------------------------------------------------------------------------------------------------------------

Total current liabilities                                                        13,854,692             7,648,155

Deferred tax liability                                                              328,000               328,000

Notes payable, less current maturities                                           20,840,000             6,238,200
-----------------------------------------------------------------------------------------------------------------

Total liabilities                                                                35,022,692            14,214,355
-----------------------------------------------------------------------------------------------------------------

Commitments, contingency and subsequent event

Shareholders' equity
  Preferred stock, $.001 par value - shares authorized,
    1,000,000; no shares outstanding                                                     --                    --
  Common stock, $.001 par value - shares authorized,
    30,000,000; 10,507,381 and 13,914,516 shares issued
    and outstanding at June 30, 1996 and September 30,
    1996                                                                             13,915                10,507
  Additional paid-in capital                                                     30,099,198            21,413,422
  Accumulated deficit                                                            (3,666,420)           (2,054,302)
-----------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                       26,446,693            19,369,627
-----------------------------------------------------------------------------------------------------------------

                                                                             $   61,469,385        $   33,583,982
=================================================================================================================


          See accompanying notes to consolidated financial statements.

                                                                         U.S. Home & Garden Inc. and Subsidiaries

                                                                            Consolidated Statements of Operations

=================================================================================================================

Three months ended September 30,                                                        1996                 1995
-----------------------------------------------------------------------------------------------------------------
                                                                                            (unaudited)
Net sales                                                                    $     5,522,793        $   3,264,636

Cost of sales                                                                      2,607,167            1,555,186
-----------------------------------------------------------------------------------------------------------------

Gross profit                                                                       2,915,626            1,709,450
-----------------------------------------------------------------------------------------------------------------

Operating expenses
  Selling and shipping                                                             1,759,480            1,189,024
  General and administrative                                                       1,504,531            1,021,906
-----------------------------------------------------------------------------------------------------------------

                                                                                   3,264,011            2,210,930
-----------------------------------------------------------------------------------------------------------------

Loss from operations                                                                (348,385)            (501,480)

Other income (expense)
  Investment income                                                                   25,927               23,871
  Interest expense                                                                  (562,768)            (457,259)
-----------------------------------------------------------------------------------------------------------------

Loss before income taxes and extraordinary expense                                  (885,226)            (934,868)

Income tax benefit                                                                   280,000              100,000
-----------------------------------------------------------------------------------------------------------------

Loss before extraordinary expense                                                   (605,226)            (834,868)

Extraordinary expense of $1,459,266 on debt
  refinancing, net of income taxes of $452,372                                    (1,006,894)                  --
-----------------------------------------------------------------------------------------------------------------

Net loss                                                                     $    (1,612,120)       $    (834,868)
=================================================================================================================


Loss per common share before extraordinary expense                           $          (.04)       $        (.08)

Extraordinary expense                                                                   (.08)                  --
-----------------------------------------------------------------------------------------------------------------

Loss per common share                                                        $          (.12)       $        (.08)
-----------------------------------------------------------------------------------------------------------------

Weighted average common and common equivalent
  shares outstanding                                                              12,915,000            9,944,000
=================================================================================================================


          See accompanying notes to consolidated financial statements.

                                                                         U.S. Home & Garden Inc. and Subsidiaries

                                                                            Consolidated Statements of Cash Flows

=================================================================================================================
Increase (decrease) in Cash

Three months ended September 30,                                                       1996                  1995
-----------------------------------------------------------------------------------------------------------------
                                                                                           (unaudited)
Cash flows from operating activities
  Net loss                                                                   $   (1,612,120)       $     (834,868)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Extraordinary expense                                                       1,006,894                    --
      Depreciation and amortization                                                 450,862               240,358
      Changes in operating assets and liabilities, net of
        assets acquired and liabilities assumed:
         Accounts receivable                                                      3,834,772             2,156,579
         Inventories                                                             (1,445,324)             (501,719)
         Prepaid expenses and other current assets                                   40,524              (158,707)
         Accounts payable and accrued expenses                                      325,401               342,672
         Other assets                                                                79,859              (134,105)
         Deferred tax asset                                                        (735,694)                   --
-----------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                         1,945,174             1,110,210
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Payment for purchase of business, net of cash acquired                        (20,823,042)             (979,870)
  Payment for non-compete                                                          (500,000)                   --
  Increase in officer receivables                                                   (42,286)               (9,176)
  Purchase of furniture, fixtures and equipments                                    (39,654)              (32,326)
  Purchase of package design                                                             --               (41,846)
-----------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                           (21,404,982)           (1,063,218)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from warrants exercised                                                5,189,186               661,437
  Proceeds from bank line of credit                                               7,436,533                    --
  Payment on bank line of credit                                                 (7,782,285)                   --
  Proceeds from notes payable                                                    16,783,335                    --
  Payments of notes payable                                                        (703,333)             (400,001)
  Acquisition finance costs                                                      (1,399,407)                   --
-----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                        19,524,029               261,436


                                                                         U.S. Home & Garden Inc. and Subsidiaries

                                                                            Consolidated Statements of Cash Flows

=================================================================================================================
                                                                                           (unaudited)
Three months ended September 30,                                                       1996                  1995
-----------------------------------------------------------------------------------------------------------------
Net increase in cash                                                         $       64,221        $      308,428

Cash and cash equivalents, beginning of period                                      679,850               970,310
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                            744,071        $    1,278,738
=================================================================================================================




Three months ended September 30,                                                       1996                  1995
-----------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
  Cash paid for interest, including deferred financing
    costs                                                                    $    2,773,328        $      323,497
  Cash paid for taxes                                                        $        3,322        $            -
=================================================================================================================

          See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1. The accompanying consolidated financial statements at September 30, 1996, and for the three months ended September 30, 1996 and 1995 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented.

2. Refer to the audited financial statements for the year ended June 30, 1996, for details of accounting policies and accounts.

3. On August 9, 1996, Easy Gardener Acquisition Corporation (Easy Gardener), a wholly-owned subsidiary of the Company, acquired all of the outstanding stock of Weatherly Consumer Products Group, Inc. (Weatherly), a lawn and garden care company, for 1,000,000 shares of the Company's common stock (valued at $3 per share) and $22,937,321, less an amount required to discharge certain outstanding indebtedness of the acquired company, and adjusted dollar for dollar based upon the ultimate value of the acquired company's net current assets (approximately $2.4 million at September 30, 1996). The Company operates the acquired company as a subsidiary of Easy Gardener.

     In connection with the above acquisition, the Company's outstanding notes payable were refinanced and a new line of credit arrangement was established. Under the terms of the new loan agreement, two promissory notes were issued in the principal amount of $23,000,000 and $2,250,000, respectively. The $23,000,000 note requires quarterly principal payments ranging from $570,000 to $1,350,000 beginning September 30, 1996 through June 30, 2002 and bears interest at the lower of prime or LIBOR rates, as defined. The $2,250,000 note requires quarterly principal payments totaling $140,625 beginning September 30, 1998, through December 30, 1999, and bears interest at prime plus 6%. The line of credit agreement calls for maximum borrowings totaling $13,000,000 with interest at the lower of prime or LIBOR rates. As a result of this refinancing, the entire balance of deferred finance costs at June 30, 1996, net of accumulated amortization, plus certain prepayment penalties, was written off as an extraordinary expense during the quarter ended September 30, 1996. Extraordinary expense, net of $452,000 tax benefit, totaled approximately $1,007,000 in the quarter ended September 30, 1996.

     In conjunction with the debt refinancing, a warrant to purchase 400,000 shares of stock at $2.50 per share was issued to one of the financial institutions which provided the financing.

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

     Subsequent to June 30, 1996, the Company granted stock options (with an exercise price equal to the current market price) to purchase 1,300,000 shares of common stock to various employees and consultants as bonus compensation for fiscal 1996 operating results and the Weatherly acquisition. In addition, the Company also granted an option to purchase 200,000 shares of common stock to a financial consultant for services relating to the Weatherly acquisition. The option has a nominal exercise price and will be recorded as a cost of the acquisition (estimated fair value approximately $500,000), thus increasing the excess of cost over net assets acquired of Weatherly.

     The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated statement of the operations since August 9, 1996. The value of intangibles purchased and the excess of the purchase price over the fair value of assets acquired totalled approximately $20.7 million and will be amortized on a straight line basis over the estimated useful life of thirty years.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Weatherly as if the acquisition had occurred at the beginning of fiscal 1995, after giving effect to certain adjustments, including the amortization of excess costs over assets acquired and the elimination of certain expenses incurred by Weatherly related to the acquisition. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Weatherly had constituted a single entity during such period and is not necessarily indicative of results which may be obtained in the future.

     Three months ended September 30,                     1996             1995
     ---------------------------------------------------------------------------
     Net sales                                     $ 6,265,000      $ 4,553,000
     Net (loss) before extraordinary expense        (1,008,000)      (2,264,000)
     Net loss                                       (2,606,000)      (3,790,000)
     Net (loss) per common share before
           extraordinary expense                          (.08)            (.17)
     Net (loss) per common share                          (.19)            (.28)
     ---------------------------------------------------------------------------

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



General

     On August 9, 1996, Easy Gardener Acquisition Corp. ("EGAC"), a subsidiary of the Company, acquired all of the outstanding stock of Weatherly Consumer Products Group, Inc., ("Weatherly"), a lawn and garden care company. See Note 3 of Notes to the Consolidated Financial Statements for a description of certain terms of the acquisition.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     The Company's consolidated net sales increased to $5,522,793 during the three months ended September 30, 1996 from $3,264,636 during the comparable period in 1995. Approximately $900,000 of the increase in net sales for the three months ended September 30, 1996 resulted from the introduction of new products during the second quarter in fiscal 1996. In addition, the Company believes that its sales were positively affected by the continued penetration in existing markets, expansion into new markets and a higher recognition of EGAC's brand name and products. Furthermore, the increase in net sales also resulted from the inclusion of Weatherly's sales of approximately $768,000 during the three months ended September 30, 1996 compared to $0 in the comparable period in 1995.

     The Company's consolidated cost of goods sold and gross profit generated during the quarter ended September 30, 1996 were also higher than the comparable period in 1995 primarily due to the increase in net sales and the inclusion of Weatherly's costs of goods sold and gross profit. Gross profit as a percentage of net sales, for the three months ended September 30, 1996 and 1995 was 53% and 52%, respectively.

     The Company's consolidated selling and shipping expenses increased to $1,759,480 during the three months ended September 30, 1996 from $1,189,024 during the comparable period in 1995 primarily as a result of the increase in net sales. In addition, the increase in selling and shipping expenses was a result of the inclusion of approximately $314,000 of Weatherly's expenses. Selling and shipping expenses as a percentage of net sales for the three months ended September 30, 1996 decreased from 36% to 32% compared to the comparable period in 1995 primarily as a result of economies of scales gained from the sale of new products to existing customers.

     The Company's consolidated general and administrative expenses increased to $1,504,531 during the three months ended September 30, 1996 from $1,021,906 during the comparable period in 1995 primarily as a result of the inclusion of Weatherly expenses of approximately $214,000. In addition, the increase in general and administrative expenses was due to the overhead expenses associated with the overall increase in the size of the Company. General and administrative expenses, as a percentage of net sales, for the three months ended September 30, 1996 decreased from 31% to 27% compared to the comparable period in 1995.

     The Company's consolidated interest expense increased to $562,768 during the three months ended September 30, 1996 from $457,259 during the comparable period in 1995 primarily due to the increase in outstanding indebtedness which was incurred in connection with the purchase of Weatherly.

     The Company's consolidated income tax benefit increased to $280,000 during the three months ended September 30, 1996 from $100,000 during the comparable period in 1995 primarily due to the Company's available net operating loss carryforwards to eliminate Federal income taxes.

     In connection with the Weatherly acquisition, during the three months ended September 30, 1996, the Company incurred an extraordinary expense on the refinancing, at a more favorable rate, of outstanding notes payable and an outstanding revolving credit facility. As a result of the refinancing, the Company incurred an extraordinary expense of $1,006,894 ($1,459,266 net of $452,372 of tax benefit), or $.08 per share. There was no comparable expense in the corresponding 1995 period. The extraordinary expense consists of the balance of deferred finance costs, net of accumulated amortization, plus certain prepayment penalties. See " Liquidity and Capital Resources".

     As a result of the foregoing, the Company incurred a consolidated net loss of $1,612,120 in the three months ended September 30, 1996 compared to a consolidated net loss of $834,868 in the comparable 1995 period.

Liquidity and Capital Resources

     From inception the Company has financed its operations primarily through net proceeds from the Company's private and public sales of securities and borrowings from lending institutions.

     At September 30, 1996, the Company had consolidated cash and short-term investments totalling $744,071 and working capital of $1,102,395. At June 30, 1996, the Company had consolidated cash and short-term investments totalling $679,850 and working capital of $5,327,886. The decrease in working capital from June 30, 1996 is due primarily to the additional notes payable and additional accrued purchase consideration for the acquisition of the outstanding stock of Weatherly.

     Net cash provided by operating activities for the three months ended September 30, 1996 was $1,945,174 consisting primarily of a net loss, a decrease in inventory offset by, the extraordinary expense and an increase in accounts receivable. Net cash used in investing activities for the three months ended September 30, 1996 was $21,204,982 consisting primarily of cash used for the acquisition of Weatherly. Net cash provided by financing activities for the three months ended September 30, 1996 was $19,524,029 consisting primarily of the additional proceeds from the notes payable used in connection with the purchase of Weatherly and the exercising of warrants to purchase common stock which was also used for the purchase of Weatherly.

     At September 30, 1996 the Company had consolidated term debt of $24,680,000 million which was incurred in connection with the purchase of Weatherly and the refinancing of the outstanding notes payable. In connection with the acquisition of Weatherly, EGAC entered into a new credit agreement ("Credit Agreement") with certain institutional lenders under which its outstanding term loan and revolving credit indebtedness were refinanced. Pursuant to the Credit Agreement, the lenders have provided the Company with the following revolving credit and term loan facilities:

     (a) Revolving Credit Facility: The maximum amount available for borrowing under this facility from time to time is equal to the lesser of $13 million and a borrowing base determined by reference to specified percentages of EGAC's consolidated accounts receivable and inventory deemed to be "eligible" by the lenders. As of September 30, 1996, based on this formula, approximately $4,978,384 was available for borrowing and $942,394 was outstanding.

     Revolving credit loans bear interest at an annual rate chosen by EGAC based on the prime rate of one of the lenders or LIBOR (the London inter-bank offered rate) plus an applicable marginal rate. At September 30, 1996 the effective annual rate for the outstanding revolving credit loans was 9.5%. The revolving credit facility expires on June 30, 2002 (the "Expiration Date") and all outstanding revolving credit loans are then due, unless such loans are required to be repaid earlier by the terms of the Credit Agreement. In addition, for a 10 day period in each year, all outstanding revolving credit loans must be paid and no revolving credit loans may be borrowed. Revolving credit loans may be voluntarily prepaid at any time. Subject to the availability formula and the Expiration Date, amounts repaid may be reborrowed and, subject to certain restrictions, outstanding prime rate loans may be converted to LIBOR rate loans. EGAC is also required to pay certain commitment, service and other fees in connection with this facility. If EGAC determines to terminate the revolving credit facility prior to the Expiration Date, the outstanding revolving credit loan must be prepaid together with a premium from 1% to 3% of the "Average Yearly Loan Balance" (as defined in the Credit Agreement) of the revolving credit loans.

     (b) Term Loan Facility: Pursuant to this facility, EGAC obtained two term loans (the "Term Loans"), one in the principal amount of $23 million ("Term Loan I") and the other in the principal amount of $2.25 million ("Term Loan II"), each of which matures on the Expiration Date. The Term Loans are payable in quarterly installments of principal, commencing as to Term Loan I in September 1996 and as to Term Loan II in September 1998. Interest on Term Loan I is payable, at the election of EGAC, at the adjusted prime rate of LIBOR rate described above, and EGAC from time to time , subject to certain restrictions, may convert Term Loan I from a prime rate loan to a LIBOR rate loan. The effective annual rate of interest for Term loan I is 9.5%. Term Loan II bears interest at a floating rate equal to prime rate of one of the lenders plus 6%. The effective annual rate of interest for Term loan II is 14.25%. Interest is payable monthly in arrears on prime rate loans and at the end of the interest period for a LIBOR rate loan if the interest period is 3 months or less. If EGAC elects to prepay Term Loan I in full, at any time prior to the Expiration Date, EGAC is also obligated to prepay a premium from 1% to 3% of the amount prepaid. Term Loan I is subject to certain mandatory prepayments of the principal amount of such Term Loan from "excess cash flow" (as defined in the Credit Agreement) of EGAC and certain net proceeds of asset sales, condemnation awards and insurance recoveries. The next mandatory prepayment of the principal amount of the Term Loan I on account of "excess cash flow", if any, will be due in October 1997.

     EGAC's obligation to pay the principal of, the interest on, and/or premium, if any, and all other amounts payable on account of the revolving credit loans and the Term Loans is secured by substantially all of the assets of EGAC and its subsidiaries and the irrevocable guarantees of the Company and EGAC's subsidiaries of such obligations. Upon the occurrence of events of default specified in the Credit Agreement, the maturity of the outstanding principal amounts of the revolving credit loans and the Term loans may be accelerated by the lenders who may also foreclose on the secured assets of EGAC and its subsidiaries.

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

     The Company's cash flow and capital requirements are typically affected by the seasonal nature of its business. Sales of the Company's lawn and garden care products, including EGAC's, are highly seasonal, with the shipments of products heavily concentrated in the spring and summer. Sales of the Company's agricultural products, through its subsidiary Golden West Agri-Products, Inc., ("Golden West"), are also seasonal. Most shipments of Golden West's Products occur during the period from March through October ( the agricultural cultivation period), with orders by agricultural distributors generally placed a month prior to shipment. The Company's results of operations may be severely adversely affected by poor weather conditions. Prolonged periods of poor weather conditions could result in reduced consumer weekend purchases of do-it-yourself lawn and garden care products and reduced agricultural planting, thereby reducing sales of the Company's products. In addition, unexpected production or transportation difficulties occurring at a time of peak production on sales could cause sales losses which would not be readily reversed before the following year.

     The Company believes that the consolidated operations of EGAC will generate sufficient cash flow to service the debt incurred in connection with the acquisition of the assets of Easy Gardener, Inc. ("EGI"), and the acquisition of Weatherly. However, if such cash flow is not sufficient to service the debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all. In addition, the Company has commenced amortizing over 30 years approximately $14,170,000 of goodwill related to the purchase of the assets of EGI (being the value of the cost over the value of the assets acquired). Furthermore, the company has commenced amortizing over 20 years approximately $792,000 of goodwill related to the purchase of Emerald Products, LLC. The Company is already amortizing approximately $105,000 per year of goodwill relating to the acquisition of Golden West. As of August 9, 1996, in connection with the purchase of Weatherly, the Company is required to commence amortizing approximately $20,613,000 of goodwill over 30 years.

     In April 1996, the Company entered into an agreement with an unaffiliated company pursuant to which it sold all of the remaining inventory of Power Gardener units, as well as, the manufacturing rights and manufacturing molds relating to the Power Gardener product in consideration for $1,600,000 of trade credits. To the extent the unaffiliated company sells Power Gardener units it will remit a specified percentage of the net cash proceeds of such sales to the Company which will proportionately reduce the value of the trade credits received by the Company. The trade credits are for advertising media, equipment and services. The trade credits expire three years from the date of the agreement.

     As of September 30, 1996, the Company has a deferred tax asset of $3,306,597, (of which $1,333,000 is a current asset) the majority relating to the tax benefit associated with the accumulated net operating losses of approximately $5,110,000 for Federal income tax purposes which expire in 2009 and approximately $1.2 million of tax benefits acquired in the Weatherly acquisition. The Company believes that with the successful implementation of the September 1994 acquisition of the assets of EGI and the most recent Weatherly acquisition in August 1996, realization of this asset is more likely than not. For California income tax purposes, the Company has accumulated net operating losses of approximately $2,903,000 which expire through 2000. Based upon the estimated taxable income to be apportioned to California over the next few fiscal years and considering the expiration date of the net operating loss carryovers, the Company has established a valuation reserve of $223,000 relating to the estimated $275,000 benefit associated with the California net operating loss carryovers.

     The Company believes that the cash generated from operations, available borrowings and net proceeds from warrants exercised to purchase common stock, will be sufficient to fund its operations at least through fiscal 1997.

However, the Company intends to pursue a growth strategy through the acquisition of products and/or companies. The Company anticipates that it will require additional financing to fund any additional acquisitions.

                           PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits

     10.1 Purchase Agreement, dated as of August 9, 1996, by and among the Company, Easy Gardener Acquisition Corp., Weatherly Consumer Products Group, Inc. and the stockholders of Weatherly Consumer Products Group, Inc. (incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K for the event dated August 9, 1996).


b. During the quarter ended September 30, 1996 the Company filed a current report on Form 8- K, (under Item 2 of Form 8-K) for the event dated August 9, 1996, to report the purchase of Weatherly Consumer Products Group, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                U.S. HOME & GARDEN INC.
                                                (Registrant)


Date:  November 12, 1996                        By:  /s/  Robert Kassel
                                                     ---------------------------
                                                       Robert Kassel, President,
                                                     Chief Executive Officer and
                                                      Treasurer (Duly Authorized
                                                           Officer and Principal
                                                        Financial and Accounting
                                                                        Officer)