Form 10-Q/A
period 1996-09-30
US HOME & GARDEN INC
filed 1996-11-15
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                (Amendment No. 1)

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

     27 Financial Data Schedule as amended.

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



                                                U.S. HOME & GARDEN INC.
                                                (Registrant)


Date:  November 15, 1996                        By:  /s/  Robert Kassel
                                                     ---------------------------
                                                       Robert Kassel, President,
                                                     Chief Executive Officer and
                                                      Treasurer (Duly Authorized
                                                           Officer and Principal
                                                        Financial and Accounting
                                                                        Officer)