Form 10-Q
period 1996-12-31
US HOME & GARDEN INC
filed 1997-02-14
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

                          Yes  _X_            No___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of February 11, 1997 there were 14,007,841 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part l. - Financial Information

Item 1. Consolidated Financial Statements

Consolidated balance sheet as of  December 31, 1996
and June 30, 1996 (unaudited)                                               1-3

Consolidated statements of operations for the three months
and six months ended December 31, 1996 and 1995 (unaudited)                 4-5

Consolidated statements of cash flows for the six months
ended December 31, 1996 and 1995 (unaudited)                                6-7

Notes to consolidated financial statements                                  8-9

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.                                       10-17

Part II. - Other Information

Item 2. Changes in Securities                                                 18

Item 6. Exhibits and Reports on Form 8-K                                      18

Signatures                                                                    19

                                                                       U.S. Home & Garden Inc. and Subsidiaries

                                                                                     Consolidated Balance Sheet

===================================================================================================================

                                                                               December 31,              June 30,
                                                                                       1996                  1996
-------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Assets
Current
  Cash and cash equivalents                                                    $   256,054             $   679,850
  Accounts receivable, less allowance for doubtful
    accounts and sales returns of $310,000 and
    $155,000                                                                     6,332,883               7,109,392
  Inventories                                                                    9,661,344               3,391,553
  Prepaid expenses and other current assets                                        354,010                 462,246
  Income tax receivable                                                            764,547                      --
  Deferred tax asset                                                             1,333,000               1,333,000
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                            18,701,838              12,976,041

Furniture, fixtures and equipment, net                                           2,090,766               1,215,660

Intangible assets
  Excess of cost over net assets acquired of Weatherly
    Consumer Products Group, Inc., net of accumulated
    amortization of $280,037                                                    20,550,598                      --
  Excess of cost over net assets acquired of Easy
    Gardener, Inc., net of accumulated amortization
    of $1,065,215 and $828,289                                                  13,106,992              13,343,918
  Excess of cost over net assets acquired of Golden
    West Chemical Distributors, Inc., net of accumu-
    lated amortization of $459,489 and $406,903                                  1,638,114               1,690,700
  Excess of cost over net assets acquired of Emerald
    Products, LLC, net of accumulated amortization of
    $49,944 and $29,356                                                            746,143                 749,375
  Deferred financing costs, net of accumulated amor-
    tization of $97,181 and $467,193                                             1,652,226               1,004,614
  Product rights, patents and trademarks, net of
    accumulated amortization of $107,879 and $56,500                             1,933,666                 198,500

                                                                               1

                                                                       U.S. Home & Garden Inc. and Subsidiaries

                                                                                     Consolidated Balance Sheet

====================================================================================================================
                                                                               December 31,              June 30,
                                                                                       1996                  1996
--------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Assets (continued)

Intangible assets (continued)
  Non-compete agreement, net of accumulated amortiza-
    tion of $9,812                                                              $   490,188              $        --
  Package design, net of accumulated amortization of
    $90,790 and $56,016                                                             192,291                  180,293
Deferred tax asset                                                                2,171,918                       --

Trade credits                                                                     1,289,120                1,294,560

Officer receivables                                                                 753,266                  617,204

Other assets                                                                        226,188                  313,117
--------------------------------------------------------------------------------------------------------------------


                                                                                $65,543,314              $33,583,982
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                       U.S. Home & Garden Inc. and Subsidiaries

                                                                           Consolidated Balance Sheet

===================================================================================================================
                                                                               December 31,              June 30,
                                                                                       1996                  1996
-------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Liabilities and Shareholders' Equity
Current
  Line of credit                                                             $  7,197,371              $  1,288,146
  Current maturities of notes payable                                           3,840,000                 2,361,798
  Accounts payable                                                              2,625,864                 1,285,585
  Accrued expenses                                                              2,816,422                 1,085,797
  Accrued commissions                                                             153,255                   545,670
  Accrued interest                                                                276,168                   592,271
  Accrued purchase consideration                                                1,116,054                   488,888
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                      18,025,134                 7,648,155

Deferred tax liability                                                            328,000                   328,000

Notes payable, less current maturities                                         20,840,000                 6,238,200
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                              39,193,134                14,214,355
-------------------------------------------------------------------------------------------------------------------

Commitments, contingency and subsequent event

Shareholders' equity
  Preferred stock, $.001 par value - shares authorized,
    1,000,000; no shares outstanding                                                   --                        --
  Common stock, $.001 par value - shares authorized,
    30,000,000; 10,507,381 and 13,917,266 shares issued
    and outstanding at June 30, 1996 and December 31,
     1996                                                                          13,917                    10,507
  Additional paid-in capital                                                   30,452,992                21,413,422
  Accumulated deficit                                                          (4,116,729)               (2,054,302)
-------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                     26,350,180                19,369,627
-------------------------------------------------------------------------------------------------------------------

                                                                             $ 65,543,314              $ 33,583,982
===================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                       U.S. Home & Garden Inc. and Subsidiaries

                                                                          Consolidated  Statement of Operations

====================================================================================================================
                                                     Three Months Ended                     Six Months Ended
                                                         December 31,                         December 31,
                                                 ----------------------------         ---------------------------
                                                      1996              1995               1996              1995
--------------------------------------------------------------------------------------------------------------------
                                                            Unaudited                            Unaudited
                                                 ----------------------------         ---------------------------
Net sales                                        $  7,415,940       $  2,714,702      $ 12,938,733      $  5,979,338

Cost of sales                                       3,217,234          1,289,524         5,824,401         2,844,710
--------------------------------------------------------------------------------------------------------------------

Gross profit                                        4,198,706          1,425,178         7,114,332         3,134,628
--------------------------------------------------------------------------------------------------------------------

Operating expenses
  Selling and shipping                              2,230,228          1,120,081         3,989,708         2,317,506
  General and administrative                        1,817,837          1,274,306         3,322,368         2,287,811
--------------------------------------------------------------------------------------------------------------------

                                                    4,048,065          2,394,387         7,312,076         4,605,317
--------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                         150,641           (969,209)         (197,744)       (1,470,689)

Other income (expense)
  Investment income                                    16,531             10,053            42,458            33,924
  Interest expense                                   (812,479)          (472,844)       (1,375,247)         (930,102)
--------------------------------------------------------------------------------------------------------------------

Loss before income taxes
  and extraordinary expense                          (645,307)        (1,432,000)       (1,530,533)       (2,366,867)

Income tax benefit                                    195,000             80,000           475,000           180,000
--------------------------------------------------------------------------------------------------------------------

Loss before extraordinary
  expense                                            (450,307)        (1,352,000)       (1,055,533)       (2,186,867)

Extraordinary expense of
  $1,459,266 on debt refinancing,
  net of income taxes of $452,372                          --                 --        (1,006,894)               --
--------------------------------------------------------------------------------------------------------------------

Net loss                                         $   (450,307)      $ (1,352,000)     $ (2,062,427)     $ (2,186,867)
====================================================================================================================

                                                                               4

                                                                                       U.S. Home & Garden Inc. and Subsidiaries

                                                                                           Consolidated Statement of Operations

====================================================================================================================================
                                                          Three Months Ended                              Six Months Ended
                                                              December 31,                                   December 31,
                                                ---------------------------------------       --------------------------------------
                                                        1996                   1995                   1996                   1995
------------------------------------------------------------------------------------------------------------------------------------
                                                              Unaudited                                       Unaudited
                                                ---------------------------------------       --------------------------------------
Loss per common share
  before extraordinary
  expense                                       $         (.03)        $         (.13)        $         (.08)        $         (.22)

Extraordinary expense                                       --                     --                   (.07)                    --

Net loss per share                              $         (.03)        $         (.13)        $         (.15)        $         (.22)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average common
  and common equivalent
  shares outstanding                                13,917,000             10,200,000             13,437,000             10,073,000
------------------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                                       U.S. Home & Garden Inc. and Subsidiaries

                                                                          Consolidated statements of Cash Flows

===================================================================================================================

Increase (Decrease) in Cash

Six months ended December 31,                                                        1996                 1995
--------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
Cash flows from operating activities
  Net loss                                                                      $ (2,062,427)         $ (2,186,867)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Extraordinary expense                                                        1,006,894                    --
      Depreciation and amortization                                                  958,324               416,657
      Amortization of deferred financing costs                                       119,274               125,214
      Changes in operating  assets and  liabilities,  net of
        assets acquired and liabilities assumed:
         Accounts receivable                                                       2,118,948             2,117,805
         Inventories                                                              (4,463,763)           (2,631,032)
         Prepaid expenses and other current assets                                   540,579              (137,408)
         Accounts payable and accrued expenses                                     1,084,013             1,261,356
         Other assets                                                                 92,369              (263,785)
         Deferred tax asset                                                         (934,015)                   --
--------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                             (1,539,804)           (1,298,060)
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Payment for purchase of business, net of cash acquired                         (23,801,258)           (1,007,016)
  Payment for non-compete                                                           (500,000)                   --
  Increase in officer receivables                                                   (136,062)              (43,176)
  Purchase of furniture, fixtures and equipment                                     (229,472)             (136,863)
  Purchase of package design                                                              --               (93,234)
--------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                            (24,666,792)           (1,280,289)
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from warrants exercised                                                 5,192,980             1,265,998
  Proceeds from bank line of credit                                               17,883,851             4,044,065
  Payment on bank line of credit                                                 (11,974,626)           (2,312,698)
  Proceeds from notes payable                                                     16,783,335                    --
  Payments of notes payable                                                         (703,333)             (800,000)
  Acquisition finance costs                                                       (1,399,407)                   --
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                         25,782,800             2,197,365
--------------------------------------------------------------------------------------------------------------------

                                                                               6

                               U.S. Home & Garden Inc. and Subsidiaries

                                  Consolidated Statements of Cash Flows

=========================================================================

Six months ended December 31,                      1996           1995
------------------------------------------------------------------------
                                                       (Unaudited)

Net decrease in cash                             $(423,796)   $(380,984)

Cash and cash equivalents, beginning of period     679,850      970,310
------------------------------------------------------------------------


Cash and cash equivalents, end of period         $ 256,054    $ 589,326
========================================================================
             See accompanying notes to consolidated financial statements.

Six months ended December 31,                      1996           1995
------------------------------------------------------------------------


Supplemental disclosure of cash flow information
  Cash paid for interest,
  including deferred financing costs             $3,251,331   $  646,358
  Cash paid for taxes                            $    6,644   $       --
========================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1. The accompanying consolidated financial statements at December 31, 1996, and for the three and six months ended December 31, 1996 and 1995 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented.

2. Refer to the audited financial statements for the year ended June 30, 1996, for details of accounting policies and accounts.

3. On August 9, 1996, Easy Gardener Acquisition Corporation (EGAC), a wholly-owned subsidiary of the Company, acquired all of the outstanding stock of Weatherly Consumer Products Group, Inc. (Weatherly), a lawn and garden care company, for 1,000,000 shares of the Company's common stock (valued at $3 per share) and $22,937,321, less an amount required to discharge certain outstanding indebtedness of the acquired company, and adjusted dollar for dollar based upon the ultimate value of the acquired company's net current assets (approximately $2.4 million). The Company operates the acquired company as a subsidiary of EGAC.

     In connection with the above acquisition, the Company's outstanding notes payable were refinanced and a new line of credit arrangement was established. Under the terms of the new loan agreement, two promissory notes were issued in the principal amount of $23,000,000 and $2,250,000, respectively. The $23,000,000 note requires quarterly principal payments ranging from $570,000 to $1,350,000 beginning September 30, 1996 through June 30, 2002 and bears interest at the lower of prime or LIBOR rates, as defined. The $2,250,000 note requires quarterly principal payments totaling $140,625 beginning September 30, 1998, through December 30, 1999, and bears interest at prime plus 6%. The line of credit agreement calls for maximum borrowings totaling $13,000,000 with interest at the lower of prime or LIBOR rates. As a result of this refinancing, the entire balance of deferred finance costs at June 30, 1996, net of accumulated amortization, plus certain prepayment penalties, was written off as an extraordinary expense during the six months ended December 31, 1996. Extraordinary expense, net of $452,000 tax benefit, totaled approximately $1,007,000 in the six months ended December 31, 1996.

     In conjunction with the debt refinancing, a warrant to purchase 400,000 shares of stock at $2.50 per share was issued to certain financial institutions which provided the financing. The warrant has been valued at $350,000 and is being amortized over the six-year term of the financing agreement.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

     Subsequent to June 30, 1996, warrants and a unit purchase option to purchase common stock were exercised resulting in net proceeds to the Company of approximately $5,200,000. These proceeds were used to fund a portion of the Weatherly acquisition.

     Subsequent to June 30, 1996, the Company granted stock options (with an exercise price equal to the current market price) to purchase 2,115,000 shares of common stock to various employees and consultants primarily as bonus compensation for fiscal 1996 operating results and the Weatherly acquisition. In addition, the Company also granted an option to purchase 200,000 shares of common stock to a financial consultant for services relating to the Weatherly acquisition. The option has a nominal exercise price and will be recorded as a cost of the acquisition (estimated fair value approximately $500,000), thus increasing the excess of cost over net assets acquired of Weatherly.

     The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated statement of the operations since August 9, 1996. The value of intangibles purchased and the excess of the purchase price over the fair value of assets acquired totalled approximately $20.8 million and will be amortized on a straight line basis over the estimated useful life of thirty years.

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

Six months ended December 31,                        1996               1995
--------------------------------------------------------------------------------

Net sales                                        $ 13,680,000      $ 12,003,000
Net (loss) before extraordinary expense            (1,429,000)       (3,308,000)
Net loss                                           (2,955,000)       (4,834,000)
Net (loss) per common share before
      extraordinary expense                              (.10)             (.25)
Net (loss) per common share                              (.21)             (.36)
================================================================================

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

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

     The Company's consolidated net sales increased to $7,415,940 during the three months ended December 31, 1996 from $2,714,702 during the comparable period in 1995. The increase in net sales resulted from the inclusion of Weatherly's sales of approximately $3,776,000 during the three months ended December 31, 1996 compared to $0 in the comparable period in 1995. In addition, approximately $925,000 of the increase in sales resulted from an increase in shipments of EGAC's products from the comparable period in 1995. The Company believes that its sales were positively affected by the continued penetration in existing markets, expansion into new markets and a higher recognition of EGAC's brand name and products.

     The Company's consolidated cost of goods sold and gross profit generated during the quarter ended December 31, 1996 were also higher than the comparable period in 1995 primarily due to the increase in net sales and the inclusion of Weatherly's costs of goods sold and gross profit. Gross profit as a percentage of net sales, for the three months ended December 31, 1996 and 1995 was 57% and 53%, respectively. This increase is due to the addition of Weatherly's products which have a higher gross profit percentage.

     The Company's consolidated selling and shipping expenses increased to $2,230,228 during the three months ended December 31, 1996 from $1,120,081 during the comparable period in 1995 primarily as a result of the increase in net sales and the accompanying increase in selling and shipping expenses as a result of the acquisition of Weatherly. Selling and shipping expenses as a percentage of net sales for the three months ended December 31, 1996 decreased from 41% to 30% compared to the comparable period in 1995 primarily as a result of economies of scale gained from the sale of new products to existing customers. The decrease in percentage is also attributable to the commencement of the consolidation of EGAC and Weatherly.

     The Company's consolidated general and administrative expenses increased to $1,817,837 during the three months ended December 31, 1996 from $1,274,306 during the comparable period in 1995 primarily as a result of the inclusion of Weatherly expenses of approximately $355,000. In addition, the increase in general and administrative expenses was due to the overhead expenses associated with the overall increase in the size of the Company. General and administrative expenses, as a percentage of net sales, for the three months ended December 31, 1996 decreased from 47% to 25% compared to the comparable period in 1995. The decrease is attributed to the commencement of the consolidation of EGAC and Weatherly.

     The Company's consolidated interest expense increased to $812,479 during the three months ended December 31, 1996 from $472,844 during the comparable period in 1995 primarily due to the increase in outstanding indebtedness which was incurred in connection with the purchase of Weatherly.

     The Company's consolidated income tax benefit increased to $195,000, during the three months ended December 31, 1996 from $80,000 during the comparable period in 1995 primarily due to the Company's reduction of the deferred tax asset valuation allocation associated with the available net operating loss carryforwards.

     As a result of the foregoing, the Company incurred a consolidated net loss of $450,307 in the three months ended December 31, 1996 compared to a consolidated net loss of $1,352,000 in the comparable 1995 period.


SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

     The Company's consolidated net sales increased to $12,938,733 during the six months ended December 31, 1996 from $5,979,338 during the comparable period in 1995. The increase in net sales resulted primarily from the inclusion of Weatherly's sales of approximately $4,564,000 during the six months ended December 31, 1996 compared to $0 in the comparable period in 1995. In addition, approximately $2,562,000 of the increase in sales resulted from an increase in shipments of EGAC's products from the comparable period in 1995. Furthermore, the Company believes that its sales were positively affected by the continued penetration in existing markets, expansion into new markets and a higher recognition of EGAC's brand name and products.

     The Company's consolidated cost of goods sold and gross profit generated during the six months ended December 31, 1996 were also higher than the comparable period in 1995 primarily due to the increase in net sales and the inclusion of Weatherly's costs of goods sold and gross profit. Gross profit as a percentage of net sales, for the six months ended December 31, 1996 and 1995 was 55% and 52%, respectively. This increase is due to the addition of Weatherly's products which have a higher gross profit percentage.

     The Company's consolidated selling and shipping expenses increased to $3,989,708 during the six months ended December 31, 1996 from $2,317,506 during the comparable period in 1995 primarily as a result of the increase in net sales and the accompanying increase in selling and shipping expenses as a result of the acquisition of Weatherly. Selling and shipping expenses as a percentage of net sales for the six months ended December 31, 1996 decreased from 39% to 31% compared to the comparable period in 1995 primarily as a result of economies of scale gained from the sale of new products to existing customers. In addition, the decrease is attributable to the commencement of the consolidation of EGAC and Weatherly.

     The Company's consolidated general and administrative expenses increased to $3,322,368 during the six months ended December 31, 1996 from $2,287,811 during the comparable period in 1995 primarily as a result of the inclusion of Weatherly expenses of approximately $571,000. In addition, the increase in general and administrative expenses was due to the overhead expenses associated with the overall increase in the size of the Company. General and administrative expenses, as a percentage of net sales, for the six months ended December 31, 1996 decreased from 38% to 26% compared to the comparable period in 1995. The decrease is attributed to the commencement of the consolidation of Easy Gardener and Weatherly.

     The Company's consolidated interest expense increased to $1,375,247 during the six months ended December 31, 1996 from $930,102 during the comparable period in 1995 primarily due to the increase in outstanding indebtedness which was incurred in connection with the purchase of Weatherly.

     The Company's consolidated income tax benefit increased to $475,000, during the six months ended December 31, 1996 from $180,000 during the comparable period in 1995 primarily due to the Company's reduction of the deferred tax asset valuation allocation associated with net operating loss carryforwards.

     In connection with the Weatherly acquisition, during the six months ended December 31, 1996, the Company incurred an extraordinary expense on the refinancing, at a more favorable rate, of outstanding notes payable and an outstanding revolving credit facility. As a result of the refinancing, the Company incurred an extraordinary expense of $1,006,894 ($1,459,266 net of $452,372 of tax benefit), or $.07 per share. There was no comparable expense in the corresponding 1995 period. The extraordinary expense consists of the balance of deferred finance costs, net of accumulated amortization, plus certain prepayment penalties. See " Liquidity and Capital Resources".

     As a result of the foregoing, the Company incurred a consolidated net loss of $2,062,427 in the six months ended December 31, 1996 compared to a consolidated net loss of $2,186,867 in the comparable 1995 period.

Liquidity and Capital Resources

     From inception the Company has financed its operations primarily through net proceeds from the Company's private and public sales of securities and borrowings from lending institutions.

     At December 31, 1996, the Company had consolidated cash and short-term investments totalling $256,054 and working capital of $676,704. At June 30, 1996, the Company had consolidated cash and short-term investments totalling $679,850 and working capital of $5,327,886. The decrease in working capital from June 30, 1996 is due primarily to the additional notes payable, line of credit and additional accrued purchase consideration for the acquisition of the outstanding stock of Weatherly. Additionally, the seasonal fluctuations in the Company's operations has resulted in a decrease in working capital from June 30, 1996.

     Net cash used in operating activities for the six months ended December 31, 1996 was $1,539,804 consisting primarily of a net loss, a decrease in inventory offset by the extraordinary expense, an increase in accounts payable and accrued expenses and an increase in accounts receivable. Net cash used in investing activities for the six months ended December 31, 1996 was $24,666,792 consisting primarily of cash used for the acquisition of Weatherly. Net cash provided by financing activities for the six months ended December 31, 1996 was $25,782,800 consisting primarily of the additional proceeds from the notes payable used in connection with the purchase of Weatherly and the exercising of warrants to purchase common stock which was substantially used for the purchase of Weatherly.

     At December 31, 1996 the Company had consolidated term debt of $24,680,000 which was incurred in connection with the purchase of Weatherly and the refinancing of the outstanding notes payable. In connection with the acquisition of Weatherly, EGAC entered into a new credit agreement ("Credit Agreement") with certain institutional lenders under which its outstanding term loan and revolving credit indebtedness were refinanced. Pursuant to the Credit Agreement, the lenders have provided the Company with the following revolving credit and term loan facilities:

     (a) Revolving Credit Facility: The maximum amount available for borrowing under this facility from time to time is equal to the lesser of $13 million and a borrowing base determined by reference to specified percentages of EGAC's consolidated accounts receivable and inventory deemed to be "eligible" by the lenders. For the period of December 1, 1996 through February 28, 1997 the Company has received a temporary overadvance on the borrowing base for $3,100,000. As of December 31, 1996, based on this formula and including the additional overadvance, approximately $2,600,000 was available for borrowing and $7,197,371 was outstanding.

     Revolving credit loans bear interest at an annual rate chosen by EGAC based on the prime rate of one of the lenders or LIBOR (the London inter-bank offered rate) plus an applicable marginal rate. At December 31, 1996 the effective annual rate for the outstanding revolving credit loans was 9.5%. The revolving credit facility expires on June 30, 2002 (the "Expiration Date") and all outstanding revolving credit loans are then due, unless such loans are required to be repaid earlier by the terms of the Credit Agreement. In addition, for a 10 day period in each year, all outstanding revolving credit loans must be paid and no revolving credit loans may be borrowed. Revolving credit loans may be voluntarily prepaid at any time. Subject to the availability formula and the Expiration Date, amounts repaid may be reborrowed and, subject to certain restrictions, outstanding prime rate loans may be converted to LIBOR rate loans. EGAC is also required to pay certain commitment, service and other fees in connection with this facility. If EGAC determines to terminate the revolving credit facility prior to the Expiration Date, the outstanding revolving credit loan must be prepaid together with a premium from 1% to 3% of the "Average Yearly Loan Balance" (as defined in the Credit Agreement) of the revolving credit loans.

     (b) Term Loan Facility: Pursuant to this facility, EGAC obtained two term loans (the "Term Loans"), one in the principal amount of $23 million ("Term Loan I") and the other in the principal amount of $2.25 million ("Term Loan II"), each of which matures on the Expiration Date. The Term Loans are payable in quarterly installments of principal, commencing as to Term Loan I in September 1996 and as to Term Loan II in September 1998. Interest on Term Loan I is payable, at the election of EGAC, at the adjusted prime rate or LIBOR rate described above, and EGAC from time to time, subject to certain restrictions, may convert Term Loan I from a prime rate loan to a LIBOR rate loan. The effective annual rate of interest for Term Loan I is 9.5%. Term Loan II bears interest at a floating rate equal to prime rate of one of the lenders plus 6%. The effective annual rate of interest for Term Loan II is 14.25%. Interest is payable monthly in arrears on prime rate loans and at the end of the interest period for a LIBOR rate loan if the interest period is 3 months or less. If EGAC elects to prepay Term Loan I in full, at any time prior to the Expiration Date, EGAC is also obligated to prepay a premium from 1% to 3% of the amount prepaid. Term Loan I is subject to certain mandatory prepayments of the principal amount of such Term Loan from "excess cash flow" (as defined in the Credit Agreement) of EGAC and certain net proceeds of asset sales, condemnation awards and insurance recoveries. The next mandatory prepayment of the principal amount of the Term Loan I on account of "excess cash flow", if any, will be due in October 1997.

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

     Under the Credit Agreement (a) EGAC is required, among other things, to comply with certain limitations on incurring additional indebtedness, liens, guarantees, capital and operating lease expenses in excess of a specified amount per year, and sales of assets and payment of dividends, (b) EGAC and the Company must comply with certain limitations on merger, liquidations, changes in business, investments, loans and advances, or certain acquisition of subsidiaries. In addition, EGAC must comply with certain minimum interest coverage, debt service and fixed change rates, not permit its Net Worth (as defined) to be less than certain amounts and generate certain minimum amounts of income before interest expenses, taxes, depreciation and amortization. A violation of any of these covenants constitutes an event of default under the Credit Agreement.

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

     The Company believes that the consolidated operations of EGAC will generate sufficient cash flow to service the debt incurred in connection with the acquisition of the assets of Easy Gardener,

Inc. ("EGI"), and the acquisition of Weatherly. However, if such cash flow is not sufficient to service the debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all. In addition, the Company has commenced amortizing over 30 years approximately $14,170,000 of goodwill related to the purchase of the assets of EGI (being the value of the cost over the value of the assets acquired). Furthermore, the company has commenced amortizing over 20 years approximately $792,000 of goodwill related to the purchase of Emerald Products, LLC. The Company is already amortizing approximately $105,000 per year of goodwill relating to the acquisition of Golden West. As of August 9, 1996, in connection with the purchase of Weatherly, the Company has commenced amortizing approximately $20,083,000 of goodwill over 30 years.

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

     As of December 31, 1996, the Company has a deferred tax asset of $3,504,918 (of which $1,333,000 is a current asset) the majority relating to the tax benefit associated with the accumulated net operating losses of approximately $5,560,000 for Federal income tax purposes which expire in 2009 and approximately $1.2 million of tax benefits acquired in the Weatherly acquisition. The Company believes that with the successful implementation of the September 1994 acquisition of the assets of EGI and the most recent Weatherly acquisition in August 1996, realization of this asset is more likely than not. For California income tax purposes, the Company has accumulated net operating losses of approximately $2,903,000 which expire through 2000. Based upon the estimated taxable income to be apportioned to California over the next few fiscal years and considering the expiration date of the net operating loss carryovers, the Company has established a valuation reserve of $223,000 relating to the estimated $275,000 benefit associated with the California net operating loss carryovers.

     In January 1997, the Company borrowed $550,000, in the aggregate, from an individual and an institutional lender. The loans are being used to satisfy short term working capital requirements.

     The Company intends to pursue a growth strategy through the acquisition of products and/or companies. The Company anticipates that it will require additional financing to fund any additional acquisitions.

                           PART II - OTHER INFORMATION

Item 2  Changes in Securities

     In December 1996 the Company issued five year options to purchase an aggregate of 400,000 shares of its Common Stock, consisting of options to purchase 200,000 and 100,000 shares repectively, at $2.0625 per share, to two officers of the Company and options to purchase 100,000 shares at $2.0625 per share to a consultant to the Company. The options were granted to the optionees for services they rendered to the Company. The issuances of the options described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof as transactions not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

a.       Exhibits

         Exhibit 27-Financial Data Schedule (For SEC use only)

b. During the quarter ended December 31, 1996 the Company filed an amended Current Report on Form 8-K/A, for the event dated August 9, 1996, to include pursuant to Item 7, the audited financial statements of Weatherly Consumer Products Group, Inc. and related pro forma financial information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   U.S. HOME & GARDEN INC.
                                                            (Registrant)


Date:  February 10, 1997                           By: /s/  Robert Kassel
                                                       -------------------------

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