Form 10-Q
period 1997-03-31
US HOME & GARDEN INC
filed 1997-05-15
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                  Yes  __X__          No  ____

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of May 5, 1997 there were 14,007,841 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part l. - Financial Information

Item 1. Consolidated Financial Statements

Consolidated balance sheet as of  March 31, 1997
and June 30, 1996 (unaudited)                                              1-3

Consolidated statements of operations for the three months
and nine months ended March 31, 1997 and 1996 (unaudited)                  4-5

Consolidated statements of cash flows for the nine months
ended March 31, 1997 and 1996 (unaudited)                                  6-7

Notes to consolidated financial statements                                 8-9

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.                                       10-17

Part II. - Other Information

Item 2.  Changes in Securities                                             18

Item 6.  Exhibits and Reports on Form 8-K                                  18

Signatures                                                                 19


                                                      U.S. Home & Garden Inc. and Subsidiaries

                                                                    Consolidated Balance Sheet


==============================================================================================
                                                                  March 31,          June 30,
                                                                       1997              1996
----------------------------------------------------------------------------------------------
                                                                 (Unaudited)
Assets

Current
  Cash and cash equivalents                                    $    288,881       $   679,850
  Accounts receivable, less allowance for doubtful
   accounts and sales returns of $390,000 and
   $155,000                                                      21,390,335         7,109,392
  Inventories                                                     7,625,028         3,391,553
  Prepaid expenses and other current assets                         352,121           462,246
  Deferred tax asset                                              1,479,150         1,333,000
----------------------------------------------------------------------------------------------

Total current assets                                             31,135,515        12,976,041

Furniture, fixtures and equipment, net                            1,925,487         1,215,660

Intangible assets
  Excess of cost over net assets acquired of Weatherly
   Consumer Products Group, Inc., net of accumulated
   amortization of $463,273                                      20,387,263                 -
  Excess of cost over net assets acquired of Easy
   Gardener, Inc., net of accumulated amortization
   of $1,183,678 and $828,289                                    12,988,529        13,343,918
  Excess of cost over net assets acquired of Golden
   West Chemical Distributors, Inc., net of accumu-
   lated amortization of $485,782 and $406,903                    1,611,821         1,690,700
  Excess of cost over net assets acquired of Emerald
   Products, LLC, net of accumulated amortization of
   $62,853 and $29,356                                              772,676           749,375
  Deferred financing costs, net of accumulated amor-
   tization of $194,379 and $467,193                              1,555,028         1,004,614
  Product rights, patents and trademarks, net of
   accumulated amortization of $139,374 and $56,500               1,902,170           198,500

                                                      U.S. Home & Garden Inc. and Subsidiaries

                                                                    Consolidated Balance Sheet


==============================================================================================
                                                                  March 31,          June 30,
                                                                       1997              1996
----------------------------------------------------------------------------------------------
                                                                 (Unaudited)
Assets (continued)

Intangible assets (continued)
  Non-compete agreement, net of accumulated amortiza-
   tion of $16,062                                             $    483,938       $         -
  Package design, net of accumulated amortization of
   $92,230 and $56,016                                              168,618           180,293

Trade credits                                                     1,289,120         1,294,560

Officer receivables                                                 765,445           617,204

Other assets                                                         91,395           313,117
----------------------------------------------------------------------------------------------

                                                               $ 75,077,005       $33,583,982
==============================================================================================
                                  See accompanying notes to consolidated financial statements.

                                                      U.S. Home & Garden Inc. and Subsidiaries

                                                                    Consolidated Balance Sheet


==============================================================================================
                                                                  March 31,          June 30,
                                                                       1997              1996
----------------------------------------------------------------------------------------------
                                                                 (Unaudited)
Liabilities and Shareholders' Equity

Current
  Line of credit                                               $ 12,313,040       $ 1,288,146
  Current maturities of notes payable                             3,840,000         2,361,798
  Accounts payable                                                4,981,699         1,285,585
  Accrued expenses                                                3,598,455         1,085,797
  Accrued commissions                                               743,281           545,670
  Accrued interest                                                  325,565           592,271
  Accrued purchase consideration                                    629,403           488,888
----------------------------------------------------------------------------------------------

Total current liabilities                                        26,431,443         7,648,155

Deferred tax liability                                              328,000           328,000

Notes payable, less current maturities                           18,920,000         6,238,200
----------------------------------------------------------------------------------------------

Total liabilities                                                45,679,443        14,214,355
----------------------------------------------------------------------------------------------

Commitments, contingency and subsequent event

Shareholders' equity
  Preferred stock, $.001 par value - shares authorized,
   1,000,000; no shares outstanding                                       -                 -
  Common stock, $.001 par value - shares authorized,
   30,000,000; 10,507,381 and 14,007,841 shares issued
   and outstanding at June 30, 1996 and March 31, 1997               14,008            10,507
  Additional paid-in capital                                     30,557,272        21,413,422
  Accumulated deficit                                            (1,173,718)       (2,054,302)
----------------------------------------------------------------------------------------------

Total shareholders' equity                                       29,397,562        19,369,627
----------------------------------------------------------------------------------------------

                                                               $ 75,077,005       $33,583,982
==============================================================================================
                                  See accompanying notes to consolidated financial statements.

                                                      U.S. Home & Garden Inc. and Subsidiaries

                                                         Consolidated Statements of Operations


==============================================================================================

                                        Three Months Ended             Nine Months Ended
                                             March 31,                      March 31,
                                   ---------------------------    ----------------------------
                                       1997           1996            1997           1996
----------------------------------------------------------------------------------------------
                                            Unaudited                      Unaudited
                                   ---------------------------    ---------------------------
Net sales                          $ 20,558,512    $10,760,464    $ 33,497,245    $16,739,802

Cost of sales                         9,025,043      5,156,115      14,849,444      8,000,825
----------------------------------------------------------------------------------------------

Gross profit                         11,533,469      5,604,349      18,647,801      8,738,977
----------------------------------------------------------------------------------------------

Operating expenses
  Selling and shipping                3,704,267      1,954,238       7,693,975      4,271,744
  General and administrative          1,834,178        799,337       5,156,546      3,087,148
----------------------------------------------------------------------------------------------

                                      5,538,445      2,753,575      12,850,521      7,358,892
----------------------------------------------------------------------------------------------

Income from operations                5,995,024      2,850,774       5,797,280      1,380,085

Other income (expense)
  Investment income                      16,193         19,436          58,651         53,360
  Interest expense                     (993,206)      (541,250)     (2,368,453)    (1,471,352)
----------------------------------------------------------------------------------------------

Income (loss) before income
  taxes and extraordinary
  expense                             5,018,011      2,328,960       3,487,478        (37,907)

Income tax benefit (expense)         (2,075,000)       137,934      (1,600,000)       317,934
----------------------------------------------------------------------------------------------

Income before extraordinary
  expense                             2,943,011      2,466,894       1,887,478        280,027

Extraordinary expense of
  $1,459,266 on debt refinancing,
  net of income taxes of $452,372             -              -      (1,006,894)             -
----------------------------------------------------------------------------------------------

Net income                         $  2,943,011    $ 2,466,894    $    880,584    $   280,027
==============================================================================================

                                                      U.S. Home & Garden Inc. and Subsidiaries

                                                         Consolidated Statements of Operations


==============================================================================================

                                        Three Months Ended             Nine Months Ended
                                             March 31,                      March 31,
                                   ---------------------------    ----------------------------
                                       1997           1996            1997           1996
----------------------------------------------------------------------------------------------
                                            Unaudited                      Unaudited
                                   ---------------------------    ---------------------------
Income per common share
  before extraordinary
  expense                          $        .14    $       .16    $        .14    $       .03

Extraordinary expense                         -              -            (.07)             -

Net income per common share        $        .14    $       .16    $        .07    $       .03
==============================================================================================

Weighted average common
  and common equivalent
  shares outstanding                 22,696,000     19,002,000      13,552,000     10,127,000
==============================================================================================
                                  See accompanying notes to consolidated financial statements.

                                                      U.S. Home & Garden Inc. and Subsidiaries

                                                         Consolidated Statements of Cash Flows

==============================================================================================

Increase (Decrease) in Cash

Nine months ended March 31,                                             1997             1996
----------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Cash flows from operating activities
  Net income                                                   $     880,584      $   280,027
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Extraordinary expense                                         1,006,894                -
     Depreciation and amortization                                 1,513,609          634,400
     Amortization of deferred financing costs                        216,472          187,754
     Changes in operating  assets and  liabilities,
      net of assets  acquired and liabilities assumed:
        Accounts receivable                                      (12,938,505)      (4,971,436)
        Income tax receivable                                      1,082,407                -
        Inventories                                               (2,427,447)      (1,848,891)
        Prepaid expenses and other current assets                    224,608         (191,422)
        Accounts payable and accrued expenses                      5,120,304        2,069,543
        Other assets                                                 227,162         (369,364)
        Deferred tax asset                                         1,091,753                -
----------------------------------------------------------------------------------------------

Net cash used in operating activities                             (4,002,159)      (4,209,389)
----------------------------------------------------------------------------------------------

Cash flows from investing activities
  Payment for purchase of business, net of cash acquired         (24,347,251)      (1,041,262)
  Payment for non-compete                                           (500,000)               -
  Increase in officer receivables                                   (148,241)        (159,196)
  Purchase of furniture, fixtures and equipment                     (476,159)        (248,720)
  Purchase of package design                                               -          (93,234)
----------------------------------------------------------------------------------------------

Net cash used in investing activities                            (25,471,651)      (1,542,412)

----------------------------------------------------------------------------------------------

                                                      U.S. Home & Garden Inc. and Subsidiaries

                                                         Consolidated Statements of Cash Flows


==============================================================================================

Nine months ended March 31,                                          1997             1996
----------------------------------------------------------------------------------------------
                                                                          (Unaudited)
Cash flows from financing activities
  Proceeds from warrants exercised                             $   5,297,352      $ 1,355,743
  Proceeds from bank line of credit                               27,944,014       10,574,429
  Payment on bank line of credit                                 (16,919,120)      (5,403,471)
  Proceeds from notes payable                                     16,783,335                -
  Payments of notes payable                                       (2,623,333)      (1,200,000)
  Acquisition finance costs                                       (1,399,407)               -
----------------------------------------------------------------------------------------------

Net cash provided by financing activities                         29,082,841        5,326,701
----------------------------------------------------------------------------------------------

Net decrease in cash                                                (390,969)        (425,100)

Cash and cash equivalents, beginning of period                       679,850          970,310
----------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                       $     288,881      $   545,210
==============================================================================================


Supplemental disclosure of cash flow information
  Cash paid for interest, including deferred financing
   costs                                                       $   4,097,942      $ 1,036,164
  Cash paid for taxes                                          $      13,376      $    76,403
==============================================================================================
                                  See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


================================================================================

1. The accompanying consolidated financial statements at March 31, 1997, and for the three and nine months ended March 31, 1997 and 1996 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented.

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

     In connection with the above acquisition, the Company's outstanding notes payable were refinanced and a new line of credit arrangement was established. Under the terms of the new loan agreement, two promissory notes were issued in the principal amount of $23,000,000 and $2,250,000, respectively. The $23,000,000 note requires quarterly principal payments ranging from $570,000 to $1,350,000 beginning September 30, 1996 through June 30, 2002 and bears interest at the lower of prime or LIBOR rates, as defined. The $2,250,000 note requires quarterly principal payments totaling $140,625 beginning September 30, 1998, through December 30, 1999, and bears interest at prime plus 6%. The line of credit agreement calls for maximum borrowings totaling $13,000,000 with interest at the lower of prime or LIBOR rates. As a result of this refinancing, the entire balance of deferred finance costs at June 30, 1996, net of accumulated amortization, plus certain prepayment penalties, was written off as an extraordinary expense during the six months ended December 31, 1996. Extraordinary expense, net of $452,000 tax benefit, totaled approximately $1,007,000 in the nine months ended March 31, 1997.

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

     The acquisition was accounted for as a purchase and, accordingly, the results of operations of Weatherly have been included in the consolidated statement of the operations since August 9, 1996. The value of intangibles purchased and the excess of the purchase price over the fair value of assets acquired totalled approximately $20.8 million and will be amortized on a straight line basis over the estimated useful life of thirty years.

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

     Nine months ended March 31,                       1997              1996
--------------------------------------------------------------------------------

     Net sales                                     $ 34,239,000    $ 30,497,000
     Net income before extraordinary expense          1,514,000         801,000
     Net loss                                           (12,000)       (725,000)
     Net income per common share before
          extraordinary expense                             .11             .06
     Net income (loss) per common share                    --              (.05)
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

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     The Company's consolidated net sales increased to $20,558,512 during the three months ended March 31, 1997 from $10,760,464 during the comparable period in 1996. The increase in net sales resulted from the inclusion of Weatherly's sales of approximately $7,756,000 during the three months ended March 31, 1997 compared to $0 in the comparable period in 1996. In addition, approximately $2,036,000 of the increase in sales resulted from an increase in shipments of EGAC's products from the comparable period in 1996. The Company believes that its sales were positively affected by the continued penetration in existing markets, expansion into new markets and a higher recognition of EGAC's brand name and products.

     The Company's consolidated cost of goods sold and gross profit generated during the quarter ended March 31, 1997 were also higher than the comparable period in 1996 primarily due to the increase in net sales and the inclusion of Weatherly's costs of goods sold and gross profit. Gross profit as a percentage of net sales, for the three months ended March 31, 1997 and 1996 was 56% and 52%, respectively. This increase is due to the addition of Weatherly's products which have a higher gross profit percentage.

     The Company's consolidated selling and shipping expenses increased to $3,704,267 during the three months ended March 31, 1997 from $1,954,238 during the comparable period in 1996 primarily as a result of the increase in net sales and the attendant increase in selling and shipping expenses as a result of the acquisition of Weatherly. Selling and shipping expenses as a percentage of net sales for the three months ended March 31, 1997 remained constant at 18% compared to the comparable period in 1996.

     The Company's consolidated general and administrative expenses increased to $1,834,178 during the three months ended March 31,

1997 from $799,337 during the comparable period in 1996 primarily as a result of the inclusion of Weatherly expenses. In addition, the increase in general and administrative expenses was due to the overhead expenses associated with the overall increase in the size of the Company. General and administrative expenses, as a percentage of net sales, for the three months ended March 31, 1997 increased from 7% to 9% when compared to the comparable period in 1996.

     The Company's consolidated interest expense increased to $993,206 during the three months ended March 31, 1997 from $541,250 during the comparable period in 1996 primarily due to the increase in outstanding indebtedness which was incurred in connection with the purchase of Weatherly.

     The Company's consolidated income tax expense increased to $2,075,000 during the three months ended March 31, 1997 from a tax benefit of $137,934 during the comparable period in 1996 primarily due to the Company's reduction of the deferred tax asset valuation allowance associated with the available net operating loss carryforwards.

     As a result of the foregoing, the Company incurred a consolidated net income of $2,943,011 in the three months ended March 31, 1997 compared to a consolidated net income of $2,466,894 in the comparable 1996 period.


NINE MONTHS ENDED MARCH 31, 1997 AND 1996

     The Company's consolidated net sales increased to $33,497,245 during the nine months ended March 31, 1997 from $16,739,802 during the comparable period in 1996. The increase in net sales resulted primarily from the inclusion of Weatherly's sales of approximately $12,321,000 during the nine months ended March 31, 1997 compared to $0 in the comparable period in 1996. In addition, approximately $4,598,000 of the increase in sales resulted from an increase in shipments of EGAC's products from the comparable period in 1996. Furthermore, the Company believes that its sales were positively affected by the continued penetration in existing markets, expansion into new markets and a higher recognition of EGAC's brand name and products.

     The Company's consolidated cost of goods sold and gross profit generated during the nine months ended March 31, 1997 were also higher than the comparable period in 1996 primarily due to the increase in net sales and the inclusion of Weatherly's costs of goods sold and gross profit. Gross profit as a percentage of net sales, for the nine months ended March 31, 1997 and 1996 was 56% and 52%, respectively. This increase is due to the addition of Weatherly's products which have a higher gross profit percentage.

     The Company's consolidated selling and shipping expenses increased to $7,693,975 during the nine months ended March 31, 1997 from $4,271,744 during the comparable period in 1996 primarily as a result of the increase in net sales and the attendant increase in selling and shipping expenses as a result of the acquisition of Weatherly. Selling and shipping expenses as a percentage of net sales for the nine months ended March 31, 1997 decreased from 26% to 23% compared to the comparable period in 1996 primarily as a result of economies of scales gained from the sale of new products to existing customers and the commencement of the consolidation of EGAC and Weatherly.

     The Company's consolidated general and administrative expenses increased to $5,156,546 during the nine months ended March 31, 1997 from $3,087,148 during the comparable period in 1996 primarily as a result of the inclusion of Weatherly expenses. In addition, the increase in general and administrative expenses was due to the overhead expenses associated with the overall increase in the size of the Company. General and administrative expenses, as a percentage of net sales, for the nine months ended March 31, 1997 decreased from 18% to 15% compared to the comparable period in 1996. The decrease is attributed to the commencement of the consolidation of Easy Gardener and Weatherly.

     The Company's consolidated interest expense increased to $2,368,453 during the nine months ended March 31, 1997 from $1,471,352 during the comparable period in 1996 primarily due to the increase in outstanding indebtedness which was incurred in connection with the purchase of Weatherly.

     The Company's consolidated income tax expense increased to $1,600,000, during the nine months ended March 31, 1997 from an income tax benefit of $317,934 during the comparable period in 1996 primarily due to the Company's reduction of the deferred tax asset valuation allowance associated with net operating loss carryforwards.

     In connection with the Weatherly acquisition, during the nine months ended March 31, 1997, the Company incurred an extraordinary expense on the refinancing, at a more favorable rate, of outstanding notes payable and an outstanding revolving credit facility. As a result of the refinancing, the Company incurred an extraordinary expense of $1,006,894 ($1,459,266 net of $452,372 of tax benefit), or $.07 per share. There was no comparable expense in the corresponding 1996 period. The extraordinary expense consists of the balance of deferred finance costs, net of accumulated amortization, plus certain prepayment penalties. See " Liquidity and Capital Resources".

     As a result of the foregoing, the Company incurred a consolidated net income of $880,584 in the nine months ended March 31, 1997 compared to a consolidated net income of $280,027 in the comparable 1996 period.

Liquidity and Capital Resources

     From inception the Company has financed its operations primarily through net proceeds from the Company's private and public sales of securities and borrowings from lending institutions.

     At March 31, 1997, the Company had consolidated cash and short-term investments totalling $288,881 and working capital of $4,821,284. At June 30, 1996, the Company had consolidated cash and short-term investments totalling $679,850 and working capital of $5,327,886. The decrease in working capital from June 30, 1996 is due primarily to the additional notes payable, line of credit and additional accrued purchase consideration for the acquisition of the outstanding stock of Weatherly. Additionally, the seasonal fluctuations in the Company's operations has resulted in a decrease in working capital from June 30, 1996.

     Net cash used in operating activities for the nine months ended March 31, 1997 was $4,002,159 consisting primarily of a decrease in accounts receivable, a decrease in inventory offset by the extraordinary expense, an increase in accounts payable and accrued expenses and an increase in depreciation and amortization. Net cash used in investing activities for the nine months ended March 31, 1997 was $25,471,651 consisting primarily of cash used for the acquisition of Weatherly. Net cash provided by financing activities for the nine months ended March 31, 1997 was $29,082,841 consisting primarily of the additional proceeds from the notes payable used in connection with the purchase of Weatherly, the increase in the bank line of credit due to seasonality and the exercising of warrants to purchase common stock which was substantially used for the purchase of Weatherly.

     At March 31, 1997 the Company had consolidated term debt of $22,760,000 million which was incurred in connection with the purchase of Weatherly and the refinancing of EGAC'S outstanding notes payable. In connection with the acquisition of Weatherly, EGAC entered into a new credit agreement ("Credit Agreement") with certain institutional lenders under which its outstanding term loan and revolving credit indebtedness were refinanced. Pursuant to the Credit Agreement, the lenders have provided the Company with the following revolving credit and term loan facilities:

     (a) Revolving Credit Facility: The maximum amount available for borrowing under this facility from time to time is equal to the lesser of $13 million and a borrowing base determined by reference to specified percentages of EGAC's consolidated accounts receivable and inventory deemed to be "eligible" by the lenders. For the period of December 1, 1996 through February 28, 1997 the Company has received a temporary overadvance on the borrowing base for $3,100,000. As of March 31, 1997, based on this formula

$13,000,000 was available for borrowing and $12,313,040 was outstanding. In April 1997, the Revolving Credit Facility was amended to provide the Company with an additional $3,000,000 in available borrowing during the months of February, March, April and May of each fiscal year. Any additional borrowing must be paid by May 31st of the year in which borrowed. This additional increase is for the working capital needs during the peak season months and has the same "eligible" requirements as the original amount.

     Revolving credit loans bear interest at an annual rate chosen by EGAC based on the prime rate of one of the lenders or LIBOR (the London inter-bank offered rate) plus an applicable marginal rate. At March 31, 1997 the effective annual rate for the outstanding revolving credit loans was 9.75%. The revolving credit facility expires on June 30, 2002 (the "Expiration Date") and all outstanding revolving credit loans are then due, unless such loans are required to be repaid earlier by the terms of the Credit Agreement. In addition, for a 10 day period in each year, all outstanding revolving credit loans must be paid and no revolving credit loans may be borrowed. Revolving credit loans may be voluntarily prepaid at any time. Subject to the availability formula and the Expiration Date, amounts repaid may be reborrowed and, subject to certain restrictions, outstanding prime rate loans may be converted to LIBOR rate loans. EGAC is also required to pay certain commitment, service and other fees in connection with this facility. If EGAC determines to terminate the revolving credit facility prior to the Expiration Date, the outstanding revolving credit loan must be prepaid together with a premium from 1% to 3% of the "Average Yearly Loan Balance" (as defined in the Credit Agreement) of the revolving credit loans.

     (b) Term Loan Facility: Pursuant to this facility, EGAC obtained two term loans (the "Term Loans"), one in the principal amount of $23 million ("Term Loan I") and the other in the principal amount of $2.25 million ("Term Loan II"), each of which matures on the Expiration Date. The Term Loans are payable in quarterly installments of principal, commencing as to Term Loan I in September 1996 and as to Term Loan II in September 1998. Interest on Term Loan I is payable, at the election of EGAC, at the adjusted prime rate or LIBOR rate described above, and EGAC from time to time, subject to certain restrictions, may convert Term Loan I from a prime rate loan to a LIBOR rate loan. The effective annual rate of interest for Term Loan I is 9.75%. Term Loan II bears interest at a floating rate equal to the prime rate of one of the lenders plus 6%. The effective annual rate of interest for Term Loan II is 14.5%. Interest is payable monthly in arrears on prime rate loans and at the end of the interest period for a LIBOR rate loan if the interest period is 3 months or less. If EGAC elects to prepay Term Loan I in full, at any time prior to the Expiration Date, EGAC is also obligated to prepay a premium from 1% to 3% of the amount prepaid. Term Loan I is subject to certain mandatory prepayments of the principal amount of such Term Loan from "excess cash flow" (as defined in the Credit Agreement) of EGAC and certain net proceeds of asset sales, condemnation awards and insurance recoveries. The next mandatory prepayment of the principal amount of the Term Loan I on account of "excess cash flow", if any, will be due in October 1997.

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

     The Company's cash flow and capital requirements are typically affected by the seasonal nature of its business. Sales of the Company's lawn and garden care products, including EGAC's, are highly seasonal, with the shipments of products heavily concentrated in the spring and summer. Sales of the Company's agricultural products, through its subsidiary Golden West Agri-Products, Inc., ("Golden West"), are also seasonal. Most shipments of Golden West's products occur during the period from March through October (the agricultural cultivation period), with orders by agricultural distributors generally placed a month prior to shipment. The Company's results of operations may be severely adversely affected by poor weather conditions. Prolonged periods of poor weather conditions could result in reduced consumer weekend purchases of do-it-yourself lawn and garden care products and reduced agricultural planting, thereby reducing sales of the Company's products. In addition, unexpected production or transportation difficulties occurring at a time of peak production could cause sales losses which would not be readily reversed before the following year.

     The Company believes that the consolidated operations of EGAC will generate sufficient cash flow to service the debt incurred in connection with the acquisition of the assets of Easy Gardener, Inc. ("EGI"), and the acquisition of Weatherly. However, if such cash flow is not sufficient to service the debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all. In addition, the Company has commenced amortizing over 30 years approximately $14,170,000 of goodwill related to the purchase of the assets of EGI (being the value of the cost over the value of the assets acquired). Furthermore, the Company has commenced amortizing over 20 years approximately $836,000 of goodwill related to the purchase of Emerald Products, LLC. The Company is already amortizing approximately $105,000 per year of goodwill relating to the acquisition of Golden West. As of August 9, 1996, in connection with the purchase of Weatherly, the Company has commenced amortizing approximately $20,850,000 of goodwill over 30 years. Operating income for the quarter ended March 31, 1997 was reduced by approximately $341,000 as a result of the amortization of goodwill for all acquisitions consummated prior to March 31, 1997.

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

     As of March 31, 1997, the Company has a deferred tax asset of $1,479,150 the majority relating to the tax benefit associated with the accumulated net operating losses of approximately $2,600,000 for Federal income tax purposes which expire in 2009 and approximately $1.2 million of net operating loss tax benefits acquired in the Weatherly acquisition. The Company believes that with the successful implementation of the September 1994 acquisition of the assets of EGI and the most recent Weatherly acquisition in August 1996, realization of this asset is more likely than not. For California income tax purposes, the Company has accumulated net operating losses of approximately $1,900,000 which expire through 2000. Based upon the estimated taxable income to be apportioned to California over the next few fiscal years and considering the expiration date of the net operating loss carryovers, the Company has established a valuation allowance relating to the majority of the estimated $180,000 benefit associated with the California net operating loss carryovers.

     In January 1997, the Company borrowed $550,000, in the aggregate, from an individual and an institutional lender. The loans are being used to satisfy short term working capital requirements.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company accordingly plans to adopt SFAS No. 128 in its December 31, 1997 interim financial statements. The Company has not yet determined the effect that SFAS No. 128 will have on the earnings per share, if it had been adopted in the first quarter of fiscal 1997.

     In May 1997, the Company purchased certain assets from Plastic Molded Concepts, Inc. relating to its Plasti-Chain(R) line of products for $4,315,911. The Plasti-Chain(R) product line consists of an assortment of plastic chain links and decorative edgings. In connection with the acquisition, the Company increased its term debt by $3,800,000 with the balance of the purchase price funded by the Revolving Credit Facility. The new term debt is payable in November 1997.

     The Company intends to pursue a growth strategy through the acquisition of products and/or companies. The Company anticipates that it will require additional financing to fund any additional acquisitions.

                           PART II - OTHER INFORMATION


Item 2 Changes in Securities

     During the quarter ended March 31, 1997, the Company issued warrants to purchase 50,000 shares of its common stock, exercisable at $2.34 to a financial consultant to the Company for services rendered to the Company. In addition, the Company issued a $350,000 convertible promissory note which is currently convertible into 153,509 shares of common stock and a five year warrant to purchase 50,000 shares of common stock exercisable at 2.28 per share. The note and warrant were issued to the lender in consideration of certain loans made to the Company. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon
Section 4(2) thereof as transactions not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits

     11.1 Statement of Computation of Per Share Earnings.

     27   Financial Data Schedule (for SEC use only)

b. No reports on Form 8-K were filed for the quarter in which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   U.S. HOME & GARDEN INC.
                                                          (Registrant)


Date:  May 12, 1997                         By: /s/  Robert Kassel
                                                -------------------------------
                                                     Robert Kassel, President,
                                                   Chief Executive Officer and
                                                    Treasurer (Duly Authorized
                                                         Officer and Principal
                                                      Financial and Accounting
                                                                      Officer)