Form 10KSB/A
period 1995-06-30
US HOME & GARDEN INC
filed 1997-05-20
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                         Form 10-KSB/A (Amendment No. 1)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal year ended June 30, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number:0-19899

                             U.S. HOME & GARDEN INC.
             (exact name of Registrant as specified in its charter)

            Delaware                                             77-0262908
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

 655 Montgomery Street, San Francisco CA                           94111
(Address of Principal Executive Office)                          (Zip Code)

Registrant's telephone number, including area code (415) 616-8111

Securities registered pursuant to Section 12(b) of the Act

                                      None.

Securities registered pursuant to Section 12(g) of the Act

    Common Stock, $.001 par value and Class A Common Stock Purchase Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

   The issuer's revenues for its fiscal year ended June 30, 1995 were $19,691,859.

     The aggregate market value of the Common Stock held by non-affiliates of the issuer (based upon the closing bid price) on September 21, 1995 was approximately $33,247,000.

     As of September 21, 1995, 10,116,992 shares of the issuer's Common Stock, par value $.001 per share were outstanding.

     Transitional Small Business Disclosure Format
Yes _____ No X____

Item 6.  Management's Discussion and Analysis or Plan of Operation

General

     The Company was organized in August 1990. From inception through June 30, 1992, the Company engaged in only limited operations and had not generated any operating revenue, other than, limited revenue of approximately $44,000 from preliminary test marketing. From August 2, 1990 (date of inception) to June 30, 1992, the Company expended approximately $900,000 for operating (including accounting and legal) costs in connection with developing and implementing a business plan and marketing strategy, conducting preliminary test marketing, selecting management personnel, establishing its executive offices and computerized operating systems, determining inventory requirements, securing a product and manufacturing agreement with Agri-Mart, Inc. and consummating a sales assistance agreement. Initial shipments of the Company's Garden Thunder Organic lawn and garden care products, which, except for Garden Thunder Liquid Lime, are no longer marketed by the Company, commenced in March, 1993. Shipments of Power Gardeners(TM) commenced in January 1994. See Item 1. "Description of Business -- Lawn and Garden Care Products."

     On August 19, 1992, the company acquired all of the issued and outstanding common stock of Golden West. The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated statement of operations of the Company since August 19, 1992.


     On September 1, 1994 (the "Closing Date"), Easy Gardener acquired all of the assets used in connection with the lawn and garden business of Easy Gardener, Inc. ("EGI"), and accordingly, the results of the operations have been included in the consolidated statement of operations of the Company since September 1, 1994. The purchase price of $20,500,000 (subject to adjustment as described below) was paid by the delivery of (i) $8,000,000 in cash (ii) a promissory note (the "Note") issued by Easy Gardener in the initial principal amount of $10,500,000, and (iii) two convertible promissory notes (the "Convertible Notes") issued by the Company each in the initial principal amount of $1,000,000. The note was paid from the proceeds of the Company's bank financing in September 1994. The Convertible Notes plus accrued interest were each converted into 457,198 shares of the Company's common stock and Class B warrants to acquire 457,198 shares of common stock at an exercise price of $2.28 per share. The convertible Notes were automatically converted upon the February 1995 approval by the stockholders of the Company of an Amendment to the Company's Certificate of Incorporation increasing the amount of the Company's authorized common stock to 30,000,000 shares. The purchase price was subject to increase, if and to the extent that on the date of closing the current assets of EGI exceeded current liabilities by $6,600,000. This additional amount approximated $783,000 at the date of closing and was paid in October 1994. In addition, approximately $2,200,000 was contingently payable to EGI over the four years following the closing date based upon the acquired business generating certain specified levels of net income.



     As a result of an evaluation of sales of certain products and the effect of such sales on results of operations for the fiscal year ended June 30, 1994, the Company decided to concentrate future marketing efforts on products that management believes have the greatest sales potential. As part of this decision, the Company has ceased marketing its insect and animal control products and its three Garden Thunder organic lawn and plant care products and intends to sell only its liquid lime product and remaining inventory of Power Gardeners. As a result of such restructuring plan, the Company recorded a restructuring charge of approximately $3,400,000 during its fiscal year ended June 30, 1994, primarily through the write-downs of inventory, including write-downs relating to the Power Gardener, and intangible assets. The Company is currently seeking a purchaser for the product rights and molds associated with The Power Gardener which represented approximately $1,120,000 of the Company's assets as of June 30, 1995. The Company expects to significantly reduce the carrying value of such assets if no transaction is consummated by June 1996.

     The Company has broadened the number of products it sells through Easy Gardener by entering into an agreement in which it has acquired the exclusive right to distribute the Solartex brand of shade fabric commencing October 1, 1995. The Company believes that its ability to market shade cloth as well as the two types of patented lawn edging product acquired by the Company in August 1995 will help extend its selling season beyond the traditional spring and summer seasons for most lawn and garden products.

Year Ended June 30, 1995 Compared to Year Ended June 30, 1994


     During the year ended June 30, 1995 the Company had consolidated net sales of $19,691,859, (of which $18,256,160 is attributable to the inclusion of ten months sales of Easy Gardener and approximately $1,300,000 is attributable to Golden West sales), compared to consolidated net sales of $3,063,297 for the year ended June 30, 1994. Sales of the Company's lawn and garden care products decreased by $1,492,126 during the year ended June 30, 1995 compared to the year ended June 30, 1994, primarily due to the Company's decision during the quarter ended June 30, 1994 to decrease and eventually eliminate the marketing of certain of these products, and to concentrate future marketing efforts primarily on

Easy Gardener's products and agricultural products sold through Golden West.

     The Company's consolidated cost of goods sold and gross profit margin generated during the year ended June 30, 1995 were also significantly higher than the comparable period in 1994 primarily due to the inclusion of the results of Easy Gardener for the ten months during the 1995 period.

     The Company's consolidated selling and shipping expenses increased to $4,373,681 during the year ended June 30, 1995 from $1,527,413 during the comparable period in 1994 primarily as a result of the inclusion of ten months of expenses (approximately $3,697,057) of Easy Gardener. The increase due to the inclusion of Easy Gardener was partially offset by a $850,789 decrease in selling and shipping expenses for operations not related to Easy Gardener during the year ended June 30, 1995 compared to the year ended June 30, 1994. The decrease was due, in part, to the decrease in staffing and other costs, such as marketing, freight, commission and consulting expenses, associated with the discontinuation of sales of some of the Company's lawn and garden care products.

     The Company's consolidated general and administrative expenses increased to $2,996,238 during the year ended June 30, 1995 from $1,855,722 during the comparable period in 1994 primarily as a result of the inclusion of ten months general and administrative expenses (approximately $1,797,943) of Easy Gardener. The increase due to the inclusion of Easy Gardener was partially offset by a $657,427 decrease in general and administrative expenses for operations not related to Easy Gardener during the year ended June 30, 1995 compared to the year ended June 30, 1994. The decrease resulted primarily from a reduction in salaries, professional fees, bad debt expense and other administrative costs relating to discontinued products.

     The Company's consolidated interest expense increased to $1,591,329 during the year ended June 30, 1995 from $68,414 during the year ended June 30, 1994 primarily due to the increase in outstanding indebtedness which was incurred in connection with the purchase of the assets of EGI in September of 1994.

     The Company's consolidated income tax expense increased to $38,000 for the year ended June 30, 1995 from $0 during the year ended June 30, 1994 primarily due to Easy Gardener's state franchise tax. No federal income tax expense was incurred during the fiscal year ended June 30, 1995 primarily as a result of a tax deduction of approximately $2,000,000 for restructuring expenses.


     As a result of the foregoing the Company achieved a consolidated net income of $1,574,779 for the year ended June 30, 1995 compared to a consolidated net loss of $5,218,851 (which included a restructuring charge of $3,402,732) for the year ended June 30, 1994.

     Liquidity and Capital Resources

     The Company has financed its operations primarily through net proceeds from the Company's private and public sales of securities and borrowings from lending institutions and from its president.

     At June  30,  1995,  the  Company  had  consolidated  cash  and  short-term investments totalling approximately $970,000 and working capital of approximately $3,926,000. Compared to June 30, 1994 the Company had consolidated cash and short-term investments totalling approximately $589,000 and a working capital (deficit) of approximately ($347,000). The increase in cash and short-term investments and working capital from June 30, 1994 is due primarily to the acquisition of assets of EGI.

     Net cash provided by operating activities for the year ended June 30, 1995 was $437,662, consisting primarily of net income plus depreciation and a decrease in inventory offset in part by an increase in accounts receivable related to increased sales volume. Net cash used in investing activities for the year ended June 30, 1995 was $15,576,447, consisting primarily of cash used for the acquisition of assets of EGI and, to the lesser extent, capital expenditures primarily for the EGI facility, offset in part by the sale of short term investments. Net cash provided by financing activities for the year ended June 30, 1995 was $16,021,424, consisting primarily of the proceeds of bank term loans and proceeds from issuances of stock.

     At June 30, 1995 the Company had consolidated term debt of $10,200,000 which was incurred in connection with the purchase of assets of EGI. In connection with the acquisition of EGI, Easy Gardener obtained a $6,000,000 five year term loan facility bearing interest at the prime rate plus 2%, which was payable in quarterly installments commencing January 1, 1995; and a $4,000,000 seven year term loan facility bearing interest at the rate of 12% per annum which was payable in quarterly installments of $500,000 commencing January 1, 2000. In connection with the acquisition, the Company also secured a $3,000,000 revolving credit facility to finance working capital. In December 1994, the original bank and another financial institution as co-lenders, modified the revolving facility and the term loan facilities. The revolving facility was increased to $5,000,000, the five year term loan was increased to $8,000,000 and the seven year term loan was reduced to $3,000,000. Advances under the revolving facility bear interest at a floating annual rate of 2% over one of the lending institution's prime rate, the five year term loan bears interest at the annual rate of 12.25% and the seven year term loan bears interest at the annual rate of 12%. Interest payments on all the facilities are due monthly. The revolving facility expires on December 31, 1999 and all advances under such facility are then due unless they are required to be paid earlier under the terms of the loan agreement between Easy Gardener and the lenders. Principal of the five year term loan is payable in monthly installments. However, the five year term loan is subject to certain mandatory prepayments of "excess cash flow" of Easy Gardener and certain net proceeds of asset sales, condemnation awards and insurance recoveries. Also, certain optional prepayments of advances under the revolving facility and the five year term loan require the payment of a premium of between 1% and 4% of the amount prepaid. The seven year term loan facility requires Easy Gardener to pay a fee when the loan is repaid ranging from a $300,000 fee at the end of the first year to a $4,140,000 fee at the end of the seventh year. The obligations of Easy Gardener under the loan facilities are secured by all the assets of Easy Gardener and a guaranty of the Company. The Company anticipates that in October 1995 it will be required to make a mandatory prepayment of approximately $600,000 under the five year term loan, which amount represents the "excess cash flow" of Easy Gardener as defined in the loan facility. The prepayment will be used to reduce the outstanding principal balance of the loan.

     The revolving facility is available primarily as an advance against Easy Gardener's outstanding receivables and inventory. The line is collateralized by a security interest in Easy Gardener's receivables and inventory. The line of credit is limited to a formula based on the outstanding accounts receivable and inventory balances. As of June 30, 1995, based on this formula approximately $3,000,000 was available for borrowing by Easy Gardener and of that amount $0 was outstanding.

     In August 1995 the Company expanded its Easy Gardener(R) product line to include two types of patent pending rigid landscaping edging that can be hammered directly into the ground. The expansion was accomplished through the Easy Gardener's acquisition of the assets, including molds and inventory, of Dallas, Texas based Emerald Products LLC for a purchase price of $935,000 which was paid in cash and equivalents.

     The Company's cash flow and capital requirements are typically affected by the seasonal nature of its business. Sales of the Company's lawn and garden care products including Easy Gardener will be highly seasonal,with the shipments of products expected to be heavily concentrated in the spring and summer. Sales of Golden West's products are also seasonal. Most shipments of Golden West's products occur during the period from March through October (the agricultural cultivation period). The Company's results of operations may be severely adversely affected by poor weather conditions. Prolonged periods of poor weather conditions could result in reduced consumer purchases of do-it-yourself lawn and garden care products and reduced agricultural plantings, thereby reducing sales of the Company's products. In addition, unexpected production or transportation difficulties occurring at a time of peak production on sales could cause sales losses which would not be readily reversed before the following year.

     As part of its plan to provide for its future working capital needs the Company has, among other things, reduced certain overhead expenses through a reduction in personnel and by subletting a portion of certain office space, and since inception has issued approximately $865,000 of equity securities to trade vendors to satisfy outstanding accounts payable.

     Based on the Company's current profitable operations and EGI's recent historical cash flow the Company believes that the operations of Easy Gardener will generate sufficient cash flow to service the debt incurred in connection with the acquisition of EGI's assets. However, if such cash flow is not sufficient to service the debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all. In addition, the Company will be required to amortize as an expense approximately $13,674,000 over a period of 30 years in connection with the amortization of the goodwill related to the purchase of EGI (being the value of the cost over the value of the net assets acquired). The Company is already amortizing approximately $105,000 per year of goodwill relating to a prior acquisition. In addition, the Company will be required to amortize approximately $1,476,000 of deferred financing costs over a period of 5 to 7 years in connection with the funds borrowed to finance the purchase of EGI.

     As of June 30, 1995, the Company has accumulated  approximately  $3,925,000 of net operating losses for federal tax purposes and approximately $2,750,000 for California income tax purposes that can be carryforward to offset future taxable income. The Company cannot utilize these tax losses until its operations become profitable. If the Company produces taxable income in the future, it will be able to utilize these net operating loss carryforwards to satisfy its tax liabilities to the extent of such carryforwards. Primarily as a result of the net operating losses the Company has recorded a deferred tax asset of $1,851,000 at June 30, 1995. The Company has recorded a 100% valuation allowance against the deferred tax asset since management cannot determine that it is more likely than not that the deferred tax asset can be realized.

     The Company believes that the cash generated from operations, available borrowings and net proceeds from warrants exercised to purchase common stock, will be sufficient to fund its operations at least through fiscal 1996.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned duly authorized.


                                               U.S. Home & Garden Inc.
                                                        (Registrant)

                                               By:/s/Robert Kassel
                                                  -------------------------
                                                  Robert Kassel, President

Dated:  May 20, 1997