Form 10KSB/A
period 1996-06-30
US HOME & GARDEN INC
filed 1997-05-20
CIK 879911

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

Item 6   Management's Discussion and Analysis or Plan of Operation

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


     On August 11, 1995, Emerald Products Corporation, a newly-formed wholly-owned subsidiary of EGAC, acquired from Emerald Products, LLC ("Emerald") all of the assets, including product rights and all other intangible assets, of Emerald used in connection with Emerald's home lawn and garden care distribution business. The cash purchase price was $935,000, subject to upward adjustment based upon the Company achieving certain annual gross sales levels of acquired product lines through September 2002. This additional consideration is payable in cash quarterly and based upon 2.5% of annual Emerald gross sales of up to $4,000,000, 1.5% of annual gross sales between $4,000,001 and $5,000,000 and 1% of annual gross sales grater than $5,000,000.


     Subsequent to June 30, 1996, warrants to purchase common stock were exercised resulting in net proceeds to the Company of approximately $5,300,000. The proceeds of these warrant exercises were used to fund a portion of the Weatherly acquisition.


     In connection with the acquisition of the assets of Easy Gardener, Inc. ("EGI") consummated on September 1, 1994, a sum of approximately $2,200,000 in addition to the purchase price was made contingently payable to EGI over the four years following the closing date based upon the acquired business generating certain specified levels of the net income. As of June 30, 1996, $733,332 has been added to the excess of cost over net assets acquired of Easy Gardener based upon operating results obtained through June 30, 1996. As of June 30, 1996, approximately $489,000 is payable for this additional purchase price. As of June 30, 1996, EGI is still eligible to receive approximately $1.47 million in additional future contingent consideration.


     As part of the finacing of the EGI acquisition, EGAC obtained from certain institutional lenders a $8,000,000 five year term loan, a $3,000,000 seven year term loan and a $6,000,000 revolving credit facility. At June 30, 1996, the outstanding principal amounts owing under the term loans and revolving credit facilities were $8,599,998 and $1,288,146, respectively.


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

                                           U.S. Home & Garden Inc.
                                           --------------------------------
                                                    (Registrant)

                                           By:/s/Robert Kassel
                                              -----------------------------
                                              Robert Kassel, President

Dated:  May 20, 1997