Form 10-K
period 1997-06-30
US HOME & GARDEN INC
filed 1997-09-30
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K



(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the fiscal year ended June 30, 1997

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

                                 (415) 616-8111
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
Title of each class                                    on Which Registered
-------------------                                    -------------------

            None                                        Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

    Common Stock, $.001 par value and Class A Common Stock Purchase Warrants
    ------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the closing sale price) on September 25, 1997 was approximately $61,900,000.

     As of September 25, 1997, 15,295,331 shares of the Registrant's Common Stock, par value $.001 per share were outstanding.

     Documents Incorporated By Reference: None

                                     Part I.


Item 1. Business

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, seasonal and weather fluctuations, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws and the general condition of the economy and its effect on the securities markets.

General

     The Company is a leading manufacturer and marketer of a broad range of consumer lawn and garden products. The Company's products include weed preventive landscape fabrics, fertilizer spikes, decorative landscape edging, shade fabric and root feeders which are sold under recognized brand names such as WeedBlock(R), Jobe's(R), Emerald Edge(R),Shade Fabric(R) and Ross(R). The Company believes that it has significant market share and favorable brand-name recognition in several of these product categories. The Company markets its products through most large national home improvement and mass merchant retailers ("Retail Accounts"), including Home Depot, Lowe's, Kmart, Wal-Mart, Builder's Square and Home Base.

     The Company was organized under the laws of the State of California in August 1990 under the name Natural Earth Technologies, Inc. In January 1992 the Company reincorporated under the laws of the State of Delaware and in July 1995 changed its name to U.S. Home & Garden Inc. The Company's lawn and garden operations are conducted through its subsidiary Easy Gardener, Inc. ("Easy Gardener") and Easy Gardener's subsidiaries, and the Company's agricultural operations are conducted through its subsidiary Golden West Agri-Products, Inc. ("Golden West"). Unless the context otherwise requires, references in this Report to "the Company" mean U.S. Home & Garden Inc. and its subsidiaries. The Company's executive offices are located at 655 Montgomery Street, San Francisco, California 94111, and its telephone number is (415)616-8111.

Lawn and Garden Industry

     Historically, the lawn and garden industry has been comprised of relatively small regional manufacturers and distributors whose products have been sold to consumers primarily through local nurseries and garden centers. As the industry has grown, home improvement and mass merchant retailers have replaced many of these local garden centers as the dominant retail source for lawn and garden products.

     In an effort to improve operating margins and reduce the number of vendors needed to source high volume lawn and garden products, the preference among Retail Accounts has shifted towards single source suppliers such as the Company that offer broad product lines of consumer brand-name merchandise and the service necessary to stimulate consumer demand and ensure timely and cost effective order fulfillment.

     According to the 1996-1997 National Gardening Survey conducted by the Gallup organization, 1996 retail sales of lawn and garden products were approximately $22 billion and 64% of the approximately 101 million households in the United States participated in some form of gardening activity during 1996. Moreover, according to the National Gardening Survey, persons 50 years of age and older spent an average of $400 per household on lawn and garden activities in 1996. Sales growth in the lawn and garden industry is being driven in part by the "baby boomer" consumer segment reaching such age group.

Recent and Proposed Acquisitions.

     Since August 1992, the Company has consummated the following five (5) acquisitions of companies or product lines for a total of over $56 million in consideration:

o Golden West Chemical Distributors, Inc. A manufacturer of humic acid-based products designed to improve crop yield which was acquired in August 1992 for approximately $1.1 million in cash and $1,075,000 of promissory notes.

o Easy Gardener, Inc. A manufacturer of multiple fabric landscaping products including WeedBlock(R), was acquired in September 1994 for approximately $21.3 million consisting of $8.8 million in cash, a $10.5 million promissory note and two convertible notes in the principal amount of $1 million. Approximately $2.2 million of additional purchase price was contingent on Easy Gardener meeting certain income requirements. A total of approximately $1.2 million of the additional amount has been paid to date and the remaining $978,000 is payable in the fiscal year ending June 30, 1999.

o Emerald Products LLC. A manufacturer of decorative landscape edging was acquired in August 1995 for $835,000 in cash and a $100,000 promissory note.

o Weatherly Consumer Products Group, Inc. ("Weatherly") A manufacturer of fertilizer spikes and other lawn and garden products was acquired in August 1996 for 1,000,000 shares of Common Stock and approximately $22.9 million in cash.

o Plasti-Chain Product Line. A product line of plastic chain links and decorative edgings was acquired from Plastic Molded Concepts, Inc. in May 1997 for approximately $4.3 million in cash.

     In addition, the Company has entered into a letter of intent to purchase a manufacturer and distributor of outdoor lawn and garden products for $5.25 million in cash. There can be no assurance that the acquisition will be consummated.

Products

     Landscape Fabric. The Company markets different types of landscape fabric in varying thicknesses and strengths under the trade names WeedBlock(R), WeedBlock 6(R), MicroPore(R), Pro WeedBlock(TM) and Weedshield(TM). Landscape fabrics allow water, nutrients and oxygen to filter through to the soil but prevent weed growth by blocking sunlight, preventing seeds from germinating. The Company's primary landscape fabrics are made from non-woven fabrics which are generally manufactured with extruded polymers, pressed or vacuum formed into thin sheets having the feel and texture of light plastics. For the fiscal years ended June 30, 1995, 1996 and 1997, sales of landscape fabrics represented 71%, 69% and 44%, respectively, of the Company's consolidated net sales.

     Fertilizer, Plant Food and Insecticide Spikes. Fertilizer spikes deliver plant food and fertilizer directly to the root of the plant, an alternative method of maintaining plant health to surface-delivered liquid or solid fertilizers. The Company markets a variety of indoor and outdoor specialty fertilizer and plant food spikes primarily under the Jobe's tradename, one of the most recognized brands in the consumer lawn and garden industry. Some of the Company's fertilizer spikes have the added feature of containing an insecticide for the control of unwanted insects. For the fiscal year ended June 30, 1997, sales of fertilizer, plant food and insecticide spikes represented approximately 24% of the Company's consolidated net sales.

     Fertilizers and Root Feeders. The Company markets fertilizers under the Ross(R) trade name. The Ross(R) fertilizer, when applied through a Ross(R) Root Feeder, a long steel irrigation tube with hose connector that is inserted deep into the ground, provides the homeowner with a means of deep feeding and irrigating trees and shrubs. The Ross(R) Root Feeder may also be used without fertilizer as a deep watering device.

     Landscape Edging. The Company markets a variety of decorative landscape edgings, which are used by consumers to define the perimeter of planting areas under a variety of trade names including Emerald Edge(R) and Terra Cotta Tiles. The Company recently acquired the Plasti-Chain line of products, which included additional landscape edgings.

     Shade Cloth. In June 1995, the Company commenced marketing for sale and delivery during fiscal 1996, shade cloth fabrics in a variety of sizes and colors. Shade cloth is utilized generally in conjunction with some type of outdoor structure such as a patio veranda, and provides shade, privacy or protection from wind for people, plants and pets. The Company markets shade cloth fabrics as an exclusive United States retail distributor of a shade cloth manufacturer pursuant to an agreement that expires on September 30, 1998 (unless renewed by the Company for an additional two year period).

     Animal Repellents. The Company markets a line of animal repellents that are formulated to deter dogs, cats, deer and rabbits from destroying garden and landscape environs.

     Other Products. In addition to landscape fabrics; fertilizer, plant food and insecticide spikes, root feeders, landscape edging and shade cloth, the Company also sells complementary lawn and garden products for the home gardener. The products include a variety of protective plant and tree covers, bird and animal mesh blocks, protective garden and tree netting to prevent animal damage, synthetic mulch and fabric pegs.

     Agricultural Products. The Company, through Golden West, manufactures and distributes certain humic acid based agricultural products for use on farms and orchards. Golden West generally sells its products to agricultural distributors, which in turn market Golden West's products to farms and orchards.

     The principal agricultural products manufactured or distributed by the Company are: Energizer(R) -a formulation of humic acids which, when applied in conjunction with liquid fertilizers, permits crops to absorb a greater amount of the nutrients in the fertilizer; Penox(R) - a surfactant, or penetrating wetting agent, that contains humic acid which, when applied in conjunction with herbicides, defoliants and other agricultural products, increases their effectiveness and Powergizer 45(R) - a foliar nutrient, or plant food, containing humic acid which promotes growth and vigor in many types of crops.

Conversion, Manufacturing and Supply

     Lawn and Garden Products

     Except for the materials for WeedBlock(R), which is obtained from a single source, the basic materials for the Company's lawn and garden products are purchased from a variety of suppliers. All of such materials are converted, packaged and shipped by the Company from either its Waco, Texas facility or its Paris, Kentucky facility.

     The Company purchases all of the landscape fabric used to manufacture WeedBlock(R) from Tredegar Industries, Inc. ("Tredegar"). The Company purchases large rolls of various types of landscape fabric from Tredegar for shipment to its Waco, Texas facility where it converts the bulk fabric and then packages the fabric and ships it to customers. Although the Company has purchased all of its supply from Tredegar for in excess of 10 years and the Company believes that its relationship with Tredegar is good, Tredegar is free to terminate its relationship with the Company at any time and accordingly could market its fabrics to other companies, including competitors of the Company. Nevertheless, the Company owns the registered trademark "WeedBlock(R)" and to the extent that it establishes alternative supply arrangements, its rights to market products under the WeedBlock(R) brand name would continue without restriction.

     The Company manufactures and packages its Jobe's(R) fertilizer spikes at its Paris, Kentucky facility. The raw materials that comprise the Company's indoor fertilizer spikes are mixed with a binding agent and then passed through an extrusion process which feeds a continuous strand of fertilizer through a heat-drying system. The strand is then cut into ready-to-use fertilizer spikes which are then machine counted and packaged into shelf-ready blisterpacks. The Company's outdoor fertilizer spikes are manufactured in a similar manner except rather than passing through an extrusion process, the outdoor spikes are processed through molds which shape the spikes into their final form. The outdoor spikes' are packaged in either a foil pouch, bag or box.

     Agricultural Products

     The Company does not own or lease any manufacturing facilities for its agricultural products. Substantially all of the Company's humic acid-based agricultural products, Energizer, Penox and Powergizer 45, are processed by Western Farm Services, Inc. ("Western Farm") pursuant to purchase orders placed by the Company from time to time in the ordinary course of business. Furthermore, the Company, through Western Farm, has an open purchase order arrangement with an entity which supplies it with leonardite ore, a source of humic acid used in its agricultural products. The Company believes that it would have no difficulty in finding alternative processors or suppliers of leonardite ore or other sources of humic acid should this supplier be unable to satisfy the Company's humic acid requirements.

Customers

     The Company's customers include home improvement centers, mass merchandisers, hardware stores and lawn and garden nurseries and other retail channels throughout the United States. The Company's three largest customers for fiscal 1997, Home Depot, Lowes and K-Mart, accounted for approximately 26%, 10% and 7%, respectively, of its net sales during such year. The Company's ten largest customers as a group accounted for 69% and 65% of its net sales during fiscal 1996 and 1997, respectively.

     During fiscal 1995 and fiscal 1996, sales to Home Depot, Lowes and K-Mart accounted for approximately 27%, 6% and 9%, respectively, and 27%, 9% and 7%, respectively, of the Company's net sales. Sales to such customers are not governed by any contractual arrangement and are made pursuant to standard purchase orders. While the Company believes that relations with its largest customers are good, the loss of any of these customers could have an adverse effect upon the results of operations of the Company.

     The Company's sales are concentrated in the United States, with sales in Europe and Canada accounting for less than 2% of the Company's net sales for fiscal 1996 and fiscal 1997. The Company is currently attempting to develop relationships with distributors outside of the United States.

Sales and Marketing

     The Company's sales efforts are coordinated by its national sales manager. The national sales manager's duties include directing the activities of the Company's six regional sales managers. Because of the service oriented nature of the Company's business, the national and regional sales managers devote a substantial amount of their time to servicing and maintaining favorable relationship with the Company's largest customers in addition to managing the overall sales operations. The Company also utilizes the services of approximately 26 non-exclusive independent sales organizations, on a commission basis, who are responsible primarily for sales to customers not serviced regularly by the regional sales managers. Sales of the Company's agricultural products are coordinated primarily by two full-time employees who are compensated on a salary plus commission basis.


     The Company's marketing activities are coordinated by its marketing manager. The marketing manager designs and develops the Company's distinctive packaging and point-of-sale displays and oversees, among other things, the Company's advertising campaigns, which are created and placed by advertising and public relations firms.

     The Company expects that its lawn and garden products will continue to be marketed by retailers primarily through the use of special displays and in-store consumer promotions in mass-merchandise stores, hardware stores, nurseries and garden centers. In addition, the Company believes that a substantial portion of lawn and garden sales are impulse driven and not overly price sensitive. Therefore, the Company seeks to increase consumer awareness, understanding and brand identification of its products through its distinctive packaging and point-of-sale displays. Retail Accounts and the Company's other customers receive the Company's products in packaging that is easily displayed. The retail product packaging is informative to the end-user and incorporates attention getting, eye-pleasing color schemes. The Company also tailors its displays to the evolving needs of retailers. Because many home improvement and mass merchant retailers maintain outdoor sales areas for their lawn and garden products, the Company utilizes waterproof displays for many of its products. In addition, the Company meets the specific needs of many of its larger customers by tailoring the size of its displays to the dimensions requested by such customers. The Company's independent sales representatives periodically visit individual retail outlets to assist Retail Accounts in achieving innovative and optimal use of the Company's distinctive store displays.

     In order to anticipate and react quickly to changing consumer preferences, the Company also engages in market research. During fiscal 1997 the Company conducted consumer market research and a regional media advertising campaign of its Jobe's(R) Spikes product line to determine the effectiveness of such advertising in increasing product line sales. Based on the positive data derived from such research, the Company intends to focus its advertising and promotional campaign on the Jobe's brand name, as well as on the Easy Gardener and Emerald Edge(R) brand names.

     The Company anticipates spending approximately $4.0 million in the fiscal year ending June 30, 1998 on a combination of media development, print, radio and television advertising, cooperative advertising (advertising done in conjunction with retailers), attendance at trade shows and public relations to promote awareness, understanding and brand identification of its lawn and garden products and brands.

Information Systems

     The Company maintains a sophisticated retail data information system which enables it to provide timely and efficient order fulfillment to its Retail Accounts and other customers. The Company's purchase order process can be paperless, with most Retail Accounts placing their orders through an electronic data interchange with the Company. In addition, with Wal-Mart, the Company's system allows it to evaluate in-store inventory, thereby allowing the Company's sales managers to proactively address such Retail Account's needs.

     Internally, the Company's information systems track orders and deliveries and provide exception reports if product is not delivered on time. The systems "push" the necessary information to the proper personnel, allowing the Company to react quickly to information.

Seasonality

     The Company sales are seasonal due to the nature of the lawn and garden business, in parallel with the annual growing season. The Company's sales and shipping are most active from late December through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. Sales typically decline by early to mid summer.

     Sales of the Company's agricultural products are also seasonal. Most shipments occur during the period from March through October (the agricultural cultivation period).

Inventory and Distribution

     In order to meet product demand, the Company keeps relatively large amounts of product inventory on hand, particularly from December to May, the months of highest demand. Despite maintaining these relatively high levels of inventory, the Company has historically experienced minimal inventory obsolescence since the high demand during this season has generally minimized the Company's levels of obsolete inventory. Retail Accounts generally require delivery within five business days. Orders are normally processed within 48 hours and shipped by common carrier. The Company's on-time order fill rate is approximately 99%. The Company is also able to meet certain just-in-time delivery needs when required.

Competition

     The consumer lawn and garden care market generally is highly competitive and somewhat fractionalized, with no single dominant competitor. The Company competes with a combination of national and regional companies ranging from large agri-chemical companies to garden catalog businesses and companies specializing in the manufacture of lawn and garden care products. Several of such companies have captured a significant share of such markets. Many of the Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by other competitors to enter new markets or introduce new products. Many of these companies have substantially greater financial, technical, marketing and other resources than the Company. In addition, the lawn and garden care industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns.

     Large, dominant manufacturers, which manufacture and sell lawn and garden products, such as the Solaris Group, a division of Monsanto Company, and other lawn and garden care companies have, in the past, manufactured and marketed landscape fabrics. Currently, few of such competitors compete with the Company in this industry. Nevertheless, well capitalized companies and smaller regional firms may develop and market landscape fabrics and compete with the Company for customers who purchase such products.

     Among the Company's competitors in the lawn and garden market for the Jobe's(R) Spike line of fertilizer and insecticide products are large agri-chemical companies such as Solaris Group and Scotts Miracle-Gro Products, Inc. Competition for the Company's agricultural products consist of other manufacturers of products that are humic acid based but that utilize formulas that are different from Golden West's. These competitors include American Colloid Company, Monterey Chemical Corporation and Custom Chemicide Inc.

Government Regulation

     The Company is subject to many laws and governmental regulations and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

     Fertilizer and Pesticide Regulation

     Products marketed, or which may be marketed, by the Company as fertilizers or pesticides are subject to an extensive and frequently evolving statutory and regulatory framework, at both the Federal and state levels.

     The distribution and sale of pesticides is subject to regulation by the U.S. Environmental Protection Agency ("EPA") pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), as well as regulation by many states in a manner similar to FIFRA. Under FIFRA and similar state laws, all pesticides must be registered with the EPA and the state and must be approved for their intended use. FIFRA and state regulations also impose other stringent requirements on the marketing of such products. Moreover, many states also impose similar requirements upon products marketed for use as fertilizing materials, which are not typically regulated under FIFRA. Failure to comply with the requirements of FIFRA and state laws that regulate marketing and distribution of pesticides and fertilizers could result in the imposition of sanctions, including, but not limited to, suspension or restriction of product distribution, civil penalties and/or criminal sanctions.

     The Company markets certain animal repellent and pesticide products that are subject to FIFRA and to similar state regulations. The Company also markets certain fertilizer products that are subject to regulation in some states. The Company believes that it is in material compliance with FIFRA and applicable state regulations regarding its material business operations. However, there can be no assurance that the Company will be able to comply with future regulations in every jurisdiction in which the Company's material business operations are conducted without substantial cost or interruption of operations. Moreover, there can be no assurance that future products marketed by the Company will not also be subject to FIFRA or to state regulations. If future costs of compliance with regulations governing pesticides or fertilizers exceed the Company's budgets for such items, the Company's business could be adversely affected. If any of the Company's products are distributed or marketed in violation of any of these regulations, the Company could be subject to a recall of, or a sales limitation placed on, one or more of its products, or civil or criminal sanctions, any of which could have a material adverse effect upon the Company's business.

     Environmental Regulation

     The Company's manufacturing operations are subject to various evolving federal, state and local laws and regulations relating to the protection of the environment, which laws govern, among other things, emissions to air, discharges to ground, surface water, and groundwater, and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require manufacturers to obtain permits for these discharges. Failure to comply with environmental laws or to obtain, or comply with, the necessary state and federal permits can subject the manufacturer to substantial civil and criminal penalties. Easy Gardener and Weatherly each lease and operate one manufacturing facility. The Company believes that all of its facilities are in substantial compliance with all applicable material environmental laws. Nonetheless, it is possible that there are material environmental liabilities of which the Company is unaware. If the costs of compliance with the various existing or future environmental laws and regulations, exceed the Company's budgets for such items, the Company's business could be adversely affected.

     Potential Environmental Cleanup Liability

     The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and many similar state statutes, impose liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been discharged, as well as on persons who generate, transport, or arrange for disposal of hazardous wastes at a particular site. Easy Gardener and Weatherly each operate a manufacturing facility. Moreover, the Company or its predecessors have owned or operated other manufacturing facilities in the past and may have liability for remediation of such facilities in the future, to the extent any is required. As a result, the Company could be subject to liability under these statutes. The Company could also incur liability under CERCLA or similar state statutes for any damage caused as a result of the mishandling or release of hazardous substances owned by the Company but processed and manufactured by others on the Company's behalf. As a result, there can be no assurance that the manufacture of the products sold by the Company will not subject the Company to liability pursuant to CERCLA or a similar state statute. Furthermore, there can be no assurance that Easy Gardener or Weatherly will not be subject to liability relating to manufacturing facilities owned or operated by them currently or in the past.

     Other Regulations

     The Company is also subject to various other federal, state and local regulatory requirements such as worker health and safety, transportation, and advertising requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants.

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

     In connection with its acquisition of the assets of Easy Gardener Inc. ("EGI") in September 1994, Easy Gardener acquired certain trademarks and copyrights used by EGI in connection with its business including, but not limited to, the trademarks, WEEDBLOCK(R), EASY GARDENER(R), WEEDSHIELD(TM), MICROPORE(R) and BIRDBLOCK(R). In connection with its acquisition of Weatherly Consumer Products Group, Inc. in August 1996, Easy Gardener acquired certain patents, as well as certain copyrights and trademarks used in connection with Weatherly's business including, but not limited to, Jobe's(R), Ross(R), Green Again(R), Gro-Stakes(R), Tree Gard(R) and XP-20(TM). Easy Gardener also acquired certain patents and trademarks when it acquired the assets of Emerald Products, LLC and also acquired certain trademarks in connection with its purchase of the Plasti-Chain line of products from Plastic Molded Concepts, Inc. Although the Company does not believe that its trademarks violate the proprietary rights of others, there can be no assurance that the Company's marks do not and will not violate the proprietary rights of others, that the Company's marks would be upheld if challenged or that the Company would not be prevented from using its marks, any of which could have an adverse effect upon the Company.

     Although the Company believes that the products sold by it do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has or may occur. In the event that products sold by the Company are deemed to infringe upon the patents or proprietary rights of others, the Company could be required to pay damages and modify its products or obtain a license for the manufacture or sale of such products. There can be no assurance that, in such an event, the Company would be able to do so in a timely manner, upon acceptable terms and conditions or at all, and the failure to do any of the foregoing could have a material adverse effect upon the Company.

Employees

     As of August 31, 1997 the Company had 123 full-time employees. Of such employees, three are executive officers of the Company, 17 were engaged in administration and finance, 14 were engaged in sales and marketing, 16 were engaged in warehouse, shipping and receiving and 73 were engaged in production. An additional 17 part-time employees were engaged in production. None of the Company's employees are covered by collective bargaining agreements. The Company believes that it has a good relationship with its employees.

Item 2. Properties

     The Company's executive offices are currently located in San Francisco, California, in approximately 2,440 square feet of office space for which the Company pays $4,227 per month in rent, which amount includes the costs of utilities and janitorial services. In March 1998, the Company will be relocating to a 3,000 square foot space in the same building with a monthly rent of $10,275. The Company believes that its office space, which it rents pursuant to a lease expiring in February 2001, is adequate for the Company's planned future operations.

     Golden West's offices are located in Merced, California in approximately 900 square feet of space it leases for $1,150 per month base rent, with rent increases at a rate of 4% a year. The lease expires in June 1999 subject to the Company's option to renew the lease for an additional three year period.

     Easy Gardener leases approximately 200,000 square feet of office and warehouse space in Waco, Texas for which the Company pays $17,918 per month in rent pursuant to a one year lease agreement that is renewable annually through November 30, 2000. Easy Gardener's facilities contain landscape fabric converters, packaging equipment and warehouse and shipping facilities.

     Weatherly leases approximately 72,000 square feet of manufacturing and warehouse space in Paris, Kentucky for $10,000 per month in rent pursuant to a lease that expires on June 30, 1998. The Company also leases an additional 53,000 feet of warehouse space in Paris, Kentucky for $5,417 per month in rent pursuant to a lease that expires on May 6, 1998.

Item 3. Legal Proceeding

     In response to a claim for trademark infringement filed July 30, 1997 by Easy Gardener against Dalen Products, Inc. ("Dalen") in the United States District Court for the Western District of Texas, Waco Division, Dalen filed a counterclaim against Easy Gardener and a third party complaint against the Company. Dalen alleges, among other things, that the Company and Easy Gardener monopolized or attempted to monopolize a relevant market for landscape fabrics; that the Company and Easy Gardener tortiously interfered with Dalen's contractual and prospective contractual relationships; and that Easy Gardener infringed on a Dalen trademark, deceptively advertised the thickness of one of its products, and misrepresented the porosity of a Dalen product. Dalen's counterclaim and third party complaint seek an award of unspecified damages and the entry of unspecified injunctive relief.

Item 4.  Submission of Matters to a Vote of Security Holders.

     An Annual Meeting of Stockholders was held on June 27, 1997 at which time the following directors were reappointed to serve until the Annual Meeting of Stockholders of the Company to be held in 1998:

                                    Votes For            Votes Withheld
                                    ---------            --------------
Robert Kassel                       11,869,446               79,950
Richard Raleigh                     11,870,446               78,950
Maureen Kassel                      11,868,496               80,900
Fred Heiden                         11,828,346              121,050
Jon Schulberg                       11,829,346              120,100

     In addition, at the Meeting, the stockholders approved the Company's 1997 Stock Option Plan by a vote of 8,186,576 in favor, 843,077 against and 194,475 abstaining.

                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock has traded in the over-the-counter market and been quoted on the Nasdaq SmallCap Market since March 26, 1992. The NASDAQ symbol for the Company's Common Stock is "USHG". The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock, as reported by NASDAQ. These amounts represent quotations between dealers (not actual transactions) and do not include retail markups, markdowns or commissions.

            Year Ended June 30, 1996                           Bid
                                                    -------------------------
                                                       High             Low
                                                    ---------        --------

            First Quarter ......................   $  3.50          $  2.75
            Second Quarter .....................      3.1875           2.375
            Third Quarter ......................      3.00             2.125
            Fourth Quarter .....................      3.625            2.625

            Year Ended June 30, 1997                           Bid
                                                    -------------------------
                                                       High             Low
                                                    ---------        --------
            First Quarter .....................      $ 3.313         $ 2.313
            Second Quarter ....................        2.813           2.00
            Third Quarter .....................        2.813           2.063
            Fourth Quarter ....................        2.438           2.063

     As of September 25, 1997, the number of stockholders of record of the Company's Common Stock was 190. The Company believes that, in addition, there are in excess of 500 beneficial owners of its Common Stock whose shares are held in "street name".

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

     During the quarter ended June 30, 1997, the Company issued five-year options to purchase 50,000 shares of its common stock at $2.25 per share to an entity for financial consultanting services. The Company also sold a total of 59,969 shares of its common stock to two individuals upon the exercise of options previously granted to them and a total of 5,000 shares were sold for nominal consideration to two charitable organizations. Sales of these securities were made in private transactions pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

                 (in thousands, except share and per share data)

     The following selected financial data at and for the years ended June 30, 1993, 1994, 1995, 1996 and 1997 has been derived from the Company's audited financial statements. Such information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto appearing elsewhere in this Report.

Statement of Income Data:

                                                                                 Year Ended June 30,
                                             ------------------------------------------------------------------------------------
                                                  1993              1994              1995              1996              1997
                                             ------------      ------------      ------------      ------------      ------------
Net sales ................................   $      2,910      $      3,063      $     19,692      $     27,031      $     52,046

Cost of sales ............................          1,508             1,455             9,151            12,670            23,649
                                             ------------      ------------      ------------      ------------      ------------
Gross profit .............................          1,402             1,608            10,541            14,361            28,397

Selling, general and
administrative expenses ..................          1,826             6,786             7,152            10,612            17,745
                                             ------------      ------------      ------------      ------------      ------------
Income (loss) from
operations ...............................           (424)           (5,178)            3,389             3,749            10,652

Other income (expense) ...................            (45)              (41)           (1,776)           (1,940)           (3,262)
                                             ------------      ------------      ------------      ------------      ------------

Income tax (expense) benefit .............           --                --                 (38)              715            (3,200)
Income (loss) before
extraordinary expense ....................           (469)           (5,219)            1,575             2,524             4,190
                                             ------------      ------------      ------------      ------------      ------------
Extraordinary expense, net ...............            389              --                --                --              (1,007)
                                             ------------      ------------      ------------      ------------      ------------
Net income (loss) ........................   $        (80)     $     (5,219)     $      1,575      $      2,524      $      3,183
                                             ============      ============      ============      ============      ============
Income (loss) per share
before extraordinary expense .............   $       (.22)     $      (1.31)     $        .19      $        .25      $        .26

Net income (loss) per share ..............   $       (.04)     $      (1.31)     $        .19      $        .25      $        .20
Weighted average number of
common and common
equivalent shares outstanding ............      2,177,968         3,980,318         8,376,000        10,206,000        17,908,000(1)

Balance Sheet Data:

                                                                                             June 30,
                                                            ------------------------------------------------------------------------
                                                              1993           1994              1995           1996            1997
                                                            -------         -------          -------         -------         -------
Working capital (deficiency) ......................         $   607         $  (347)         $ 3,326         $ 5,328         $ 2,642
Total assets ......................................           5,977           5,654           28,140          33,584          68,125
Intangible assets, net ............................           2,858           2,046           16,692          17,167          44,364
Short-term debt ...................................           1,134             594            2,200           3,650           8,990
Total liabilities .................................           2,150           2,504           12,800          14,214          36,549
Stockholders' equity ..............................           3,827           3,150           15,399          19,370          31,926

--------

(1) The income per share calculations for fiscal 1997 are based upon the modified treasury stock method and includes 13,695,000 weighted average common shares outstanding and 4,213,000 common shares issuable from the exercise of outstanding options and warrants for fiscal 1997. The calculation assumes that all outstanding options and warrants have been exercised and the proceeds from such exercises have been used to purchase certain treasury shares of common stock and retire outstanding indebtedness. The retirement of the outstanding indebtedness and related reduction in interest expense is assumed to increase net income by $450,000. See Note 14 to Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly-owned subsidiaries, Easy Gardener and Golden West, and through Easy Gardener's wholly-owned subsidiary, Weatherly. Since 1992, the Company has consummated five acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of approximately $57 million in cash, notes and equity. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which aggregated approximately $44.4 million at June 30, 1997. The Company is currently amortizing such goodwill, using the straight-line method, over various time periods ranging from 20 to 30 years. See "Summary of Accounting Policies - Intangible Assets" and Note 1 to Notes to Financial Statements.

     The Company's results of operations for the fiscal year ended June 30, 1997 were significantly affected by the acquisition of Weatherly in August 1996. In connection with the acquisition of Weatherly, the Company's outstanding notes payable were refinanced and replaced with a new line of credit (the "Refinancing"). As a result of the Refinancing, the Company was required to record an extraordinary expense of $1.0 million, net of tax benefits, for the fiscal year ended June 30, 1997, which expense consisted of the write-off of deferred finance costs at June 30, 1996 plus prepayment penalties. Such extraordinary expense reduced the Company's net income per share for fiscal 1997 by $.06, from $.26 to $.20. See Notes 13 and 14 to Notes to Financial Statements.

     Although the Company's net income per common share decreased from $.25 in fiscal 1996 to $.20 in fiscal 1997, the decrease is not reflective of the improved operating results the Company achieved during fiscal 1997. The reduction in earnings per share is the result of several factors, including an extraordinary expense of approximately $1.0 million, net of tax benefits, or $0.06 per common share recorded in fiscal 1997. In addition, during fiscal 1997 the Company incurred a tax expense of approximately $3.2 million, or $0.18 per common share, compared to a tax benefit of approximately $0.07 during fiscal 1996 resulting from the recognition of a deferred tax asset relating to available future net operating loss carryforwards. The net effect of the difference in the income tax rate for 1997 compared to fiscal 1996 was a $0.25 reduction in net income per common share. Moreover, net income per common share in fiscal 1997 was adversely affected by the requirement that the Company use the modified treasury stock method to calculate earnings per share for fiscal 1997. The effect of using this method was to reduce net income per common share by $.05 in the 1997 period. Moreover, if application of the modified treasure stock method had not been required income per share before income taxes and extraordinary expense would have been $0.54 for fiscal 1997 compared to $0.18 in fiscal 1996.

Results of Operations

     The following table sets forth for the periods indicated certain selected income data as a percentage of net sales:

                                                    Percentages of Net Sales
                                                --------------------------------
                                                      Year Ended June 30,
                                                --------------------------------
                                                1995         1996        1997
                                                -----        -----       -----
Net sales ................................      100.0%       100.0%      100.0%
Cost of sales ............................       46.5         46.9        45.4
                                                -----        -----       -----
Gross profit .............................       53.5         53.1        54.6
Selling and shipping expenses ............       22.2         23.2        21.6
General and administrative expenses ......       14.1         16.1        12.5
                                                -----        -----       -----
Income from operations ...................       17.2         13.9        20.5
Interest expense .........................        9.2          7.4         6.4
Income tax (expense) benefit .............       (0.2)         2.7        (6.2)
Extraordinary expense, net ...............        --           --          1.9
Net income ...............................        8.0          9.3         6.1
                                                =====        =====       =====


Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1996

     Net sales. Net sales increased by $25.0 million, or 93%, to $52.0 million in fiscal from $27.0 million in fiscal 1996. The increase in net sales was primarily a result of the August 1996 acquisition of Weatherly and increased sales of the Company's landscape fabrics and landscape edging products.

     Gross profit. Gross profit increased by $14.0 million, or 98%, to $28.4 million in fiscal 1997 from $14.4 million in fiscal 1996. Gross profit as a percentage of net sales increased to 54.6% in fiscal 1997 from 53.1% in fiscal 1996. The increase in gross profit as a percentage of net sales was primarily attributable to the sales of higher-margin products acquired in the Weatherly acquisition.

     Selling and shipping expenses. Selling and shipping expenses increased $4.9 million, or 78%, to $11.2 million in fiscal 1997 from $6.3 million in fiscal 1996. This increase was primarily the result of an increase in the amount of products shipped. The increase in the amount of products shipped was a consequence of the acquisition of Weatherly and an increase in sales of pre-existing product lines, particularly landscape fabrics and landscape edging products. Selling and shipping expenses as a percentage of net sales decreased from 23.2% in fiscal 1996 to 21.6% in fiscal 1997. This decrease was primarily due to the consolidation of the Company's customer services at the Waco, Texas office and the elimination of the majority of the Weatherly sales positions in connection with the integration of the acquisition.

     General and administrative expenses. General and administrative expenses increased $2.2 million, or 50%, to $6.5 million in fiscal 1997 from $4.4 million in fiscal 1996. This increase was primarily the result of the acquisition of Weatherly. As a percentage of net sales, general and administrative expenses decreased from 16.1% in fiscal 1996 to 12.5% in fiscal 1997. This improvement is primarily due to the closing of the Weatherly administrative offices in February 1997 and the integration of certain administrative functions into the Company's existing infrastructure.

     Income from operations. Income from operations increased by $6.9 million, or 184%, to $10.7 million in fiscal 1997 from $3.8 million in fiscal 1996. The growth in income from operations in actual dollars was primarily due to the increase in net sales and gross profit as a result of the Weatherly acquisition. As a percentage of net sales, income from operations increased to 20.5% in fiscal 1997 from 13.9% in fiscal 1996. This increase was due to the decreases in selling and shipping general and administrative expenses as a percentage of net sales.

     Interest expense. Interest expense increased by $1.3 million, or 65%, to $3.3 million in fiscal 1997 from $2.0 million in fiscal 1996. The increase in interest expense is primarily related to the interest associated with the increase in both term and working capital debt and expenses associated with the Weatherly acquisition, partially offset by a decrease in the Company's effective borrowing rate.

     Income taxes. In fiscal 1996, the Company reported a tax benefit of $715,000 which was related to the recognition of a deferred tax asset relating to available future net operating loss carryforwards. In fiscal 1997 the Company incurred a tax expense of $3.2 million, excluding the benefit associated with the extraordinary expense, reflecting the Company's profitability and exhaustion of the majority of net operating loss carryforwards.

     Extraordinary expense, net. In connection with the acquisition of Weatherly, the Company completed the Refinancing. As a result of the Refinancing, the Company was required to record an extraordinary expense of $1.0 million, net of tax benefits, for fiscal 1997, which expense consisted of deferred finance costs at June 30, 1996 net of accumulated amortization, plus prepayment penalties.

     Net income. Net income increased $659,000, or 26%, to $3.2 million in fiscal 1997 from $2.5 million in fiscal 1996. This increase was attributable to successful integration of the Easy Gardener and Weatherly organizations in fiscal 1997, partially offset by the $1.0 million extraordinary expense, net of tax benefits, incurred due to the Refinancing.

     Net income per common share decreased $.05 to $0.20 in fiscal 1997. The decrease was partially attributable to an extraordinary expense of approximately $1.0 million, net of tax benefits, or $0.06 per common share in 1997. Additionally, during fiscal 1997 the Company incurred a tax expense of approximately $3.2 million, or $0.18 per common share, compared to a tax benefit of approximately $700,000 or $0.07 per share during 1996 resulting from the recognition of a deferred tax asset relating to available net loss carryforwards. The effective income tax rate for fiscal 1997 compared to fiscal 1996 resulted in a $0.25 reduction in net income per common share. The decrease in net income per common share was also adversely affected by the requirement that the Company use the modified treasury stock method to calculate earnings per share in 1997. The effect of using the modified treasury stock method in 1997 was to reduce net income per common share by $0.05. If the modified treasury stock method had not been required, income per common share before income taxes and extraordinary expenses would have been $0.54 for fiscal 1997 compared to $0.18 in fiscal 1996.

Year Ended June 30, 1996 Compared to Fiscal Year Ended June 30, 1995

     Net sales. Net sales increased by $7.3 million, or 37.3%, to $27.0 million in fiscal 1996 from $19.7 million in fiscal 1995. A majority of the increase in net sales resulted from the introduction of new landscape edging and shade cloth products. In addition, the Company believes that its sales were positively affected by continued penetration in existing markets, expansion into new markets and a more widespread recognition of the Easy Gardener brand and products. The increase in net sales also resulted from the inclusion of twelve months of net sales of Easy Gardener products in the fiscal 1996 period compared to ten months in the prior fiscal year.

     Gross profit. Gross profit increased by $3.8 million, or 36%, to $14.4 million in fiscal 1996 from $10.5 million in fiscal 1995, primarily due to the increase in net sales, partially offset by the inclusion of twelve months of Easy Gardener's cost of goods sold in the 1996 period compared to ten months in fiscal 1995. Gross profit as a percentage of net sales decreased from 54% in fiscal 1995 to 53% in fiscal 1996. The decrease was due to a change in the product mix sold and to higher costs, during the 1996 period, of resin and corrugated cardboard, which are the principal materials used in the manufacturing and packaging of Weedblock(R).

     Selling and shipping expenses. Selling and shipping expenses increased by $1.9 million, or 43%, to $6.3 million in fiscal 1996 from $4.4 million in fiscal 1995. The increase was primarily the result of the increase in the amount of product shipped and the inclusion of twelve months of Easy Gardener's selling and shipping expenses in fiscal 1996 compared to ten months in fiscal 1995. As a percentage of net sales, selling and shipping expenses increased to 23% for fiscal 1996 compared to 22% for fiscal 1995. This increase was primarily due to introductory advertising on new products.

     General and administrative expenses. General and administrative expenses increased by $1.6 million, or 57%, to $4.4 million in fiscal 1996 from $2.8 million in fiscal 1995. General and administrative expenses as a percentage of net sales increased to 16% in fiscal 1996 from 14% in fiscal 1995. The increase in general and administrative expenses during fiscal 1996 was primarily a result of the inclusion of twelve months of Easy Gardener's general and administrative expenses in fiscal 1996 compared to ten months in fiscal 1995. The increase in general and administrative expenses was also due to additional amortization and depreciation expense, and additional related overhead expenses, associated with the overall increase in the size of the Company.

     Income from operations. Income from operations increased by approximately $400,000, or 12%, to $3.8 million in fiscal 1996 from $3.4 million in fiscal 1995. As a percentage of net sales, income from operations decreased to 13.9% in fiscal 1996 from 17.2% in fiscal 1995. The decrease in income from operations as a percentage of net sales was primarily the result of a slight decrease in gross profit as a percentage of net sales, combined with more significant increases in selling and shipping and general and administrative expenses as a percentage of net sales.

     Interest expense. Interest expense increased by $200,000, or 11%, to $2.0 million during fiscal 1996 from $1.8 million during fiscal 1995 primarily as a result of the inclusion in the 1996 period of twelve months of interest on Easy Gardener's outstanding indebtedness which was incurred in connection with the purchase of the assets of EGI in September 1994 when compared to the inclusion of interest expense for only ten months in the 1995 period. This increase was partially offset by the February 1995 conversion of $2.0 million of convertible notes into Common Stock and principal payments of $1.6 million on other notes payable. The convertible notes and other notes payable were incurred in connection with the purchase of the assets of EGI in September 1994.

     Income taxes. During fiscal 1996, the Company recorded a $715,000 tax benefit compared to a $38,000 tax expense during the comparable period in 1995 primarily due to the Company's recognition of a deferred tax asset associated with the federal net operating loss carryforwards. See "Liquidity and Capital Resources."

     Net income. Net income in fiscal 1996 was $2.5 million or $0.25 per share based on 10,206,000 weighted average common and common equivalent shares outstanding compared to net earnings of $1.6 million or $.19 per share in fiscal 1995 based on 8,376,000 common and common equivalent shares outstanding. Such increase was primarily the result of the increase in net sales.


Quarterly Results of Operations and Seasonality

     The Company's sales are seasonal due to the nature of the lawn and garden business, in parallel with the annual growing season. The Company's sales and shipping are most active from late December through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. Sales typically decline by early to mid-summer.

     Sales of the Company's agricultural products, which were not material for fiscal 1997, are also seasonal. Most shipments occur during the period from March through October (the agricultural cultivation period).

     Set forth below is certain unaudited quarterly financial information:

                                                         Quarter Ended
                                   -----------------------------------------------------------
                                        (in thousands, except percentages and per share data)
                                   September 30,   December 31,    March 31,        June 30,
                                       1995           1995           1996             1996
                                   =============  =============  ============     ============
Net sales .....................     $ 3,265       $  2,715       $ 10,760         $ 10,291
  Cost of sales ...............       1,555          1,290          5,156            4,670
                                    ----------    -----------    ------------     ------------
  Gross profit ................       1,710          1,425          5,604            5,621
  Selling, general and
  administrative ..............       2,211          2,394          2,753            3,252
                                    ----------    -----------    ------------     ------------
Income (loss) from operations .        (501)          (969)         2,851            2,369
Investment income .............          24             10             19               16
Interest expense ..............        (458)          (473)          (541)            (538)
                                    ----------    -----------    ------------     ------------
Income (loss) before income
taxes .........................        (935)        (1,432)         2,329            1,847
  Income tax benefit
  (expense) ...................         100             80            138              397
Extraordinary expense .........
                                    ----------    -----------    ------------     ------------
Net income (loss) .............     $  (835)      $ (1,352)      $  2,467         $  2,244
                                    ==========    ===========    ============     ============
Net income (loss) per share ...     $ (0.08)      $  (0.13)      $   0.16(1)      $   0.14(1)
                                    ==========    ===========    ============     ============
Weighted average common and
common equivalent shares
outstanding ...................       9,944         10,200         19,002(1)        19,721(1)
                                    ==========    ===========    ============     ============

Net sales .....................         100%           100%           100%             100%
  Cost of sales ...............          48%            48%            48%              45%
                                    ----------    -----------    ------------     ------------
  Gross profit ................          52%            52%            52%              55%
  Selling, general and
  administrative ..............          68%            88%            26%              32%
                                    ----------    -----------    ------------     ------------
Income (loss) from operations .         (16%)          (36%)           26%              27%
Investment income .............           1%             0%             0%               0%
Interest expense ..............         (14%)          (17%)           (4%)             (6%)
                                    ----------    -----------    ------------     ------------
Income (loss) before income
  taxes .......................         (29%)          (53%)           22%              18%
Income taxes ..................           3%             3%             1%               4%
Extraordinary expense .........           0%             0%             0%               0%
                                    ----------    -----------    ------------     ------------
Net income (loss) .............         (26%)          (50%)           23%              22%
                                    ==========    ===========    ============     ============


                                                         Quarter Ended
                                   -----------------------------------------------------------
                                        (in thousands, except percentages and per share data)
                                   September 30,   December 31,    March 31,        June 30,
                                       1996           1996           1997             1997
                                   =============  =============  ============     ============
Net sales .....................     $  5,523       $  7,416       $ 20,559         $ 18,549
  Cost of sales ...............        2,607          3,217          9,025            8,800
                                    ----------    -----------    ------------     ------------
  Gross profit ................        2,916          4,199         11,534            9,749
  Selling, general and
  administrative ..............        3,264          4,048          5,539            4,894
                                    ----------    -----------    ------------     ------------
Income (loss) from operations .         (348)           151          5,995            4,855
Investment income .............           26             17             16               17
Interest expense ..............         (563)          (813)          (993)            (970)
                                    ----------    -----------    ------------     ------------
Income (loss) before income
taxes .........................         (885)          (645)         5,018            3,902
  Income tax benefit (expense)           280            195         (2,075)          (1,600)
Extraordinary expense .........       (1,007)
                                    ----------    -----------    ------------     ------------
Net income (loss) .............     $ (1,612)      $   (450)      $  2,943         $  2,302
                                    ==========    ===========    ============     ============
Net income (loss) per share ...     $  (0.12)      $  (0.03)      $   0.14(1)      $   0.11(1)
                                    ==========    ===========    ============     ============
Weighted average common and
common equivalent shares
outstanding ...................       12,915         13,917         22,696(1)        22,191(1)
                                    ==========    ===========    ============     ============

Net sales .....................          100%           100%           100%             100%
  Cost of sales ...............           47%            43%            44%              47%
                                    ----------    -----------    ------------     ------------
  Gross profit ................           53%            57%            56%              53%
  Selling, general and
  administrative ..............           59%            55%            27%              26%
                                    ----------    -----------    ------------     ------------
Income (loss) from operations .           (6%)            2%            29%              27%
Investment income .............            0%             0%             0%               0%
Interest expense ..............          (10%)          (11%)           (5%)             (6%)
                                    ----------    -----------    ------------     ------------
Income (loss) before income
  taxes .......................          (16%)           (9%)           24%              21%
Income taxes ..................            5%             3%           (10%)             (9%)
Extraordinary expense .........          (18%)            0%             0%               0%
                                    ----------    -----------    ------------     ------------
Net income (loss) .............          (29%)           (6%)           14%              12%
                                    ==========    ===========    ============     ============

----------
(1) Calculated using the modified treasury stock method. To calculate net income per share, net income must be increased by $418,000, $509,000, $236,000 and $213,000 for the quarters ended March 31 and June 30, 1996 and 1997, respectively.


Liquidity and Capital Resources

     From inception the Company has financed its operations primarily through cash generated by operations, net proceeds from the Company's private and public sales of securities and borrowings from lending institutions.

     At June 30, 1997, the Company had consolidated cash and short-term investments totalling $2.1 million and working capital of $2.6 million. At June 30, 1996, the Company had consolidated cash and short-term investments totalling $680,000 and working capital of $5.3 million. This decrease in working capital was due primarily to the increase in notes payable relating to the Weatherly acquisition.

     Net cash provided by operating activities for fiscal 1997 was $10.6 million, consisting primarily of net income plus depreciation and amortization and an extraordinary expense resulting from the Refinancing, an increase in accounts payable and a decrease in deferred taxes, offset in part by an increase in accounts receivables. Net cash used in investing activities for fiscal 1997 was $29.6 million, consisting primarily of cash used for the acquisition of Weatherly.

     Net cash provided by financing activities for fiscal 1997 was $20.5 million consisting primarily of the additional proceeds from the notes payable used in connection with the purchase of Weatherly, and the exercise of warrants to purchase common stock, the proceeds of which were used primarily for the purchase of Weatherly.

     At June 30, 1997 the Company had consolidated term debt of $26.6 million which includes debt incurred pursuant to the Refinancing and consists of three outstanding term loans of $20.5 million, $2.3 million and $3.8 million.

     In connection with the acquisition of Weatherly, Easy Gardener entered into a new credit agreement ("Credit Agreement") with certain institutional lenders. Pursuant to the Credit Agreement, the lenders have provided the Company with the following revolving credit and term loan facilities:

          (a) Revolving Credit Facility: The maximum amount available for borrowing under this facility from time to time is equal to the lesser of $13 million and a borrowing base determined by reference to specified percentages of Easy Gardener's consolidated accounts receivable and inventory deemed to be "eligible" by the lenders. As of June 30, 1997, based on this formula, $7.4 million was available for borrowing and no amount was outstanding. In April 1997, the Revolving Credit Facility was amended to provide the Company with an additional $3.0 million in available borrowing during the months of February, March, April and May of each fiscal year. Any additional borrowing must be paid by May 31 of the year in which borrowed. This additional increase is for the working capital needs during the peak season months and has the same "eligibility" requirements as the original amount.

          Revolving credit loans bear interest at an annual rate chosen by Easy Gardener based on the prime rate of one of the lenders or LIBOR (the London inter-bank offered rate) plus an applicable marginal rate. Under certain circumstances, outstanding prime rate loans may be converted to LIBOR rate loans at the Company's option. At June 30, 1997, the effective annual rate for outstanding revolving credit loans was 9.75%. The revolving credit facility expires on June 30, 2002 (the "Expiration Date") and all outstanding revolving credit loans are then due, unless such loans are required to be repaid earlier by the terms of the Credit Agreement. In addition, for a 10-day period in August of each year, all outstanding revolving credit loans must be paid and no revolving credit loans may be borrowed. Revolving credit loans may be prepaid at any time. However, if Easy Gardener elects to terminate the revolving credit facility prior to the Expiration Date, the outstanding revolving credit loan must be prepaid together with a premium of from 1% to 2% of the "Average Yearly Loan Balance" (as defined in the Credit Agreement) of the revolving credit loans.

          (b) Term Loan Facility: Pursuant to this facility, Easy Gardener obtained three term loans (the "Term Loans"), one in the principal amount of $23 million ("Term Loan I"), $20.5 million of which was outstanding at June 30, 1997, one in the principal amount of $2.3 million ("Term Loan II"), all of which was outstanding at June 30, 1997, and one in the principal amount of $3.8 million ("Term Loan III"), all of which was outstanding at June 30, 1997. Term Loan I and Term Loan II mature on the Expiration Date. Term Loan III expires in November 1997. Term Loans I and II are payable in quarterly installments of principal, commencing as to Term Loan I in September 1996 and as to Term Loan II in September 1998. Term Loan III is payable in full upon its expiration. Term Loan I bears interest, at the election of Easy Gardener, at the adjusted prime rate or LIBOR rate described above, and Easy Gardener may from time to time, subject to certain restrictions, convert Term Loan I from a prime rate loan to a LIBOR rate loan. At June 30, 1997, the effective annual rate of interest for Term Loan I was 9.75%. Term Loan II bears interest at a floating rate equal to the prime rate of one of the lenders plus 6%. At June 30, 1997, the effective annual rate of interest for Term Loan II was 14.5%. The annual rate of interest for Term Loan III is 12% and interest is payable monthly in arrears. Interest on Term Loans I and II is payable monthly in arrears on prime rate loans and at the end of the interest period for a LIBOR rate loan if the interest period is three months or less or on the last day of each three-month interval during the interest period if it is longer than three months. If Easy Gardener elects to pay Term Loan I in full at any time prior to the Expiration Date, Easy Gardener is also obligated to pay a premium of from 1% to 2% of the amount prepaid. Term Loan I is subject to certain mandatory prepayments of principal from "excess cash flow" (as defined in the Credit Agreement) of Easy Gardener and certain net proceeds of asset sales, condemnation awards and insurance recoveries. Mandatory prepayment of principal of Term Loan I on account of "excess cash flow", if any, will be due in October of the following fiscal year. No mandatory prepayment is due in October 1997.

     Easy Gardener's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the revolving credit loans and the Term Loans is secured by substantially all of the assets of Easy Gardener and its subsidiaries and the irrevocable guaranties of the Company and Easy Gardener's subsidiaries. Upon the occurrence of an event of default specified in the Credit Agreement, the maturity of the outstanding principal amounts of the revolving credit loans and the Term Loans may be accelerated by the lenders who may also foreclose on the secured assets of Easy Gardener and its subsidiaries.

     Under the Credit Agreement (a) Easy Gardener is required, among other things, to comply with certain limitations on incurring additional indebtedness, liens, guaranties, capital and operating lease expenses in excess of a specified amount per year, and sales of assets and payment of dividends and (b) Easy Gardener and the Company must comply with certain limitations on merger, liquidations, changes in business, investments, loans and advances, or certain acquisition of subsidiaries. In addition, Easy Gardener must comply with certain minimum interest coverage, debt service and fixed charge rates, not permit its Net Worth (as defined in the Credit Agreement) to be less than certain amounts and generate certain minimum amounts of income before interest expenses, taxes, depreciation and amortization. A violation of any of these covenants constitutes an event of default under the Credit Agreement.

     The Company believes that its operations will generate sufficient cash flow to service the debt incurred in connection with its prior acquisitions. However, if such cash flow is not sufficient to service such debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all.

     As of June 30, 1997, the Company had a net deferred tax asset of $448,000, the majority of which relates to the tax benefit associated with the accumulated net operating losses of approximately $1.0 million for Federal income tax purposes which expire in 2011. For California income tax purposes, the Company has accumulated net operating losses of approximately $2.2 million which expire at various times through 2001. Based upon the estimated taxable income to be apportioned to California over the next few fiscal years and considering the expiration date of the net operating loss carryovers, the Company has established a valuation reserve relating to the majority of the estimated $165,000 benefit associated with the California net operating loss carryovers.

     In January 1997, the Company borrowed $550,000 in the aggregate from certain lenders. The loans were used to satisfy short term working capital requirements. In July 1997, the Company repaid $200,000 of the loan and the $350,000 balance was converted into 154,000 shares of Common Stock.

     In May 1997, the Company purchased from Plastic Molded Concepts, Inc. certain assets relating to its Plasti-Chain Line of products for approximately $4.3 million. The purchase price was paid through the use of the Revolving Credit Facility and a $3.8 million increase in the Company's term debt. The additional term debt is payable in November 1997.

Recent Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires a calculation of basic (giving no dilutive effect to all derivative securities) earnings per share and dilutive (reflecting the dilutive effect of all derivative securities) earnings per share. Accordingly, the Company plans to adopt SFAS No. 128 in its December 31, 1997 interim financial statements. The Company has not yet determined the effect that SFAS No. 128 would have had on the earnings per share, if it had been adopted in the first quarter of fiscal 1997.

Inflation

     Inflation has historically not had a material effect on the Company's operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data

     This information appears in a separate section of this report following
Part III.

Item 9.  Changes in and Disagreement with Accountants on
Accounting and Financial Disclosure.

            Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

     The current directors and executive officers of the Company are as follows:

    Name                            Age            Position
    ----                            ---            --------

Robert Kassel                       57      Chairman of the Board, Chief
                                            Executive Officer, President
                                            and Treasurer

Richard Raleigh                     43      Chief Operating Officer and
                                            Director

Maureen Kassel                      49      Vice President of Public Relations
                                            and Advertising, Secretary and
                                            Director

Jon Schulberg                       38      Director

Fred Heiden                         56      Director


Robert Kassel co-founded the Company and has been Chairman of the Board, Chief Executive Officer, President and Treasurer of the Company since October 1990. In addition, from 1985 to August 1991 he was a consultant to Comtel Communications, Inc. ("Comtel"), a company specializing in the installation and operation of telephone systems in hotels. From 1985 to 1990, Mr. Kassel was also a real estate developer in Long Island, New York and Santa Barbara, California. From 1965 to 1985, he was a practicing attorney in New York City, specializing in corporate and securities law.

Richard Raleigh has been a Director of the Company since March 1993, Chief Operating Officer of the Company since June 1992 and served as the Company's Executive Vice President-Operations from December 1991 to June 1992. Prior to joining the Company, Mr. Raleigh was a free-lance marketing consultant to the lawn and garden industry from January 1991 to December 1991. From April 1988 to January 1991 he was Director of Marketing, Lawn and Garden of Monsanto Agricultural Co. From December 1986 to April 1988 he was Vice President of Sales and Marketing of The Andersons, a company engaged in the sale of consumer and professional lawn and garden products. From November 1978 to December 1986 he held a variety of positions at The Andersons, including Operations Manager and New Products Development Manager.

Maureen Kassel, the wife of Robert Kassel, co-founded the Company and has been Vice President of Public Relations and Advertising and a director of the Company since November 1990 and Secretary of the Company since February 1992. For the last ten years, she has assisted in the general administration and operation of real estate and other businesses. Ms. Kassel is Chairman of the Board of Comtel.

Jon Schulberg, a director of the Company since March 1993, has been employed as president of Schulberg MediaWorks, a company engaged in the independent production of television programs and television advertising since January 1992. From January 1989 to January 1992, he was a producer for Guthy-Renker Corporation, a television production company. From September 1987 to January 1989 he was the director of development for Eric Jones

Productions. For the three years prior thereto, he was the Director of Video Publishing for Preview Media.

Fred Heiden, a director of the Company since March 1993, has been a private investor since November 1989. From April 1984 to November 1989 Mr. Heiden was the president and principal owner of Bonair Construction, a Florida based home improvement construction company.

Certain Key Employees

Richard M. Grandy, 51, has been President of Easy Gardener since July 1997 and served as its Vice President from the date of the Company's acquisition of EGI in September 1994 until July 1997. Mr. Grandy co-founded EGI in 1983 after serving as Marketing Director at International Spike, Inc. from 1977 through 1983. From 1968 through 1977, Mr. Grandy was a sales representative of lawn and garden products for the Ortho Division of Chevron Chemical Co.

Lynda Gustafson, 33, has been Vice President of Finance of the Company since September 1997 and served as Controller of the Company from November 1993 to September 1997. From September 1990 through October 1993 Ms. Gustafson was Supervisor of the Business Consulting Department of the certified public accounting firm of Hood & Strong. From September 1988 to August 1990, she has held the positions of Staff Accountant and Senior Accountant at the certified public accounting firm of Schwartz, McGuire & Co.

Sheila Jones, 42, has been Vice President of Easy Gardener since July 1997 and has also served as its General Manager from September 1994. Prior to the acquisition of EGI by the Company, Ms. Jones was employed by EGI from its inception in September 1983 to September 1994, where she advanced to the positions of Vice President and General Manager. From April 1977 to September, 1983, she was employed by International Spike, Inc., where she held various project management positions.

Paul Logue, 41, has been National Sales Manager of Easy Gardener since the Company's acquisition of EGI in September 1994. Prior to joining the Company, Mr. Logue was employed by EGI from September 1989 to September 1994, where he was advanced from the position of Northeastern Regional Sales Manager to National Sales Manager. From March 1988 to September 1989, he was Regional Sales Manager for Hoffman Brand Fertilizers.

Item 11.  Executive Compensation

     The following table discloses the compensation awarded by the Company, for the three fiscal years ended June 30, 1997, 1996 and 1995, to Mr. Robert Kassel, its Chief Executive Officer and Mr. Richard J. Raleigh, its Chief Operating Officer (the "Named Executives"). During fiscal 1997, no other executive officer of the Company received a salary and bonus that exceeded $100,000 during such fiscal year.

                           Summary Compensation Table

                                                                   Annual
                                                                Compensation
                                                                ------------
     Name and                                                                                       Long Term          All Other
Principal Position                        Year          Salary ($)           Bonus ($)             Compensation      Compensation(1)
------------------                        ----          ----------           ---------             ------------      ---------------
                                                                                                    Securities
                                                                                                    Underlying
                                                                                                    Options (#)
                                                                                                   ------------
Robert Kassel,                            1997            350,000            250,000               1,200,000(2)          $5,995
  Chairman, Chief Executive               1996            250,000            100,000                 200,000(3)              --
  Officer, President and                  1995            150,000            100,000                 687,653(4)              --
  Treasurer

Richard Raleigh,                          1997            195,000            111,275                 500,000(2)          $8,390
  Chief Operating Officer                 1996            150,000             10,000                 100,000(3)              --
                                          1995            120,000             10,000                  50,000(4)              --

------------

(1)  Represents Company contributions to the Named Executives' 401(k) Account.

(2) Includes 200,000 options previously granted to Mr. Kassel and 100,000 options previously granted to Mr. Raleigh whose exercise prices were repriced to reflect a reduction in the market price of the Common Stock at the time of repricing. Does not include 50,000 options previously granted to Mr. Raleigh the expiration date of which was extended during fiscal 1997.

(3) Includes 200,000 five-year options granted to Mr. Kassel and 100,000 five-year options granted to Mr. Raleigh in June 1995 under the Company's 1995 Stock Option Plan which grants were subject to stockholder approval of the plan obtained in February 1996.

(4)  Does not include the options referenced in footnote (3) above.

     The following table discloses information concerning stock options granted in the year ended June 30, 1997 to the Named Executives.


                Option Grants in Fiscal Year Ended June 30, 1997

                                                  Individual Grants
                       -----------------------------------------------------------------------
                                                                                                          Potential Realizable
                        Number of                                                                          Value at Assumed
                        Securities       Percent of                                                        Annual Rates of Stock
                        Underlying       Total Options                                                     Price Appreciation
                        Options          Granted to          Exercise                                      for Option Term (2)
                        Granted          Employees in          Price              Expiration         -------------------------------
Name                     (#)(1)          Fiscal Year           ($/Sh)                Date               5%                   10%
----                   -----------      --------------      ------------         ------------        --------             ----------
Robert Kassel            350,000              19.8              $2.06                7/24/01         $199,000             $440,000
                         450,000              25.5               2.06                8/30/01          256,000              566,000
                         200,000              11.3               2.06               12/24/01          114,000              252,000
                         200,000              11.3               2.06                6/01/00          114,000              252,000

Richard Raleigh          125,000               7.0               2.06                7/24/01           71,000              158,000
                         175,000               9.5               2.06                8/30/01          100,000              220,000
                         100,000               5.7               2.06               12/24/01           57,000              126,000
                         100,000               5.7               2.06                6/01/00           57,000              126,000

--------------------

(1)  All of such options were exercisable in full from the date of grant.

(2) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the Company's Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of options providing for termination of the option following termination of employment or nontransferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved.

The following table sets forth information concerning the number of options owned by the Named Executives and the value of any in-the-money unexercised stock options as of June 30, 1997. No stock options were exercised by the Named Executives during fiscal 1997:

                           Aggregated Option Exercises
                        And Fiscal Year-End Option Values
                        ---------------------------------

                                     Number of
                                     Securities                                                   Value of
                                     Underlying                                                  Unexercised
                                    Unexercised                                                 In-the-Money
                                    Options at                                                   Options at
                                   June 30, 1997                                              June 30, 19979(1)
                       -------------------------------------                         ------------------------------------

Name                   Exercisable             Unexercisable                         Exercisable            Unexercisable
----                   -----------             -------------                         -----------            -------------
Robert                  2,067,653                  -0-                                $3,214,598                 $-0-
Kassel

Richard                   637,500                  -0-                                  $887,938                 $-0-
Raleigh


(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the common stock. Options are "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price. The last sale price of the Common Stock on June 30, 1997 was $3.375 per share.

Employment Agreements

     The Company has entered into employment agreements with Messrs. Kassel and Raleigh, each dated as of April 1, 1996. Mr. Kassel currently serves as Chief Executive Officer and President pursuant to the employment agreement for a term expiring in March 31, 1998, subject to certain renewal provisions. His current annual salary is $350,000, and is subject to such bonuses and increases as are approved at the discretion of the Board of Directors. Mr. Raleigh currently serves as Chief Operating Officer pursuant to the employment agreement for a term expiring in March 31, 1998, subject to certain renewal provisions. His current annual salary is $195,000, and is subject to such bonuses and increases as are approved at the discretion of the Board. Each of the employment agreements requires that substantially all of the employee's business time be devoted to the Company and that the employee not compete, or engage in a business competitive with, the Company's current or anticipated business for the term of the agreement and for two years thereafter (although they each may own not more than 5% of the securities of any publicly traded competitive company).

     Mr. Kassel's agreement also provides that if his employment is terminated under certain circumstances, including termination of Mr. Kassel upon a change of control of the Company (as defined in the agreement), a failure by the Company to comply with its obligations under the agreement, the failure of the Company to obtain the assumption of the agreement by any successor corporation, or a change in Mr. Kassel's duties and obligations from those contemplated by the agreement, and termination by the Company of Mr. Kassel's employment other than for disability or cause, he will be entitled to receive severance pay equal to the greater of (i) $350,000 ($3,500,000 in the event of a change of control) or (ii) the total compensation earned by Mr. Kassel from the Company during the one-year period (multiplied by ten in the event of a change of control) prior to the date of his termination.

     Mr. Raleigh's agreement also provides that if his employment is terminated under certain circumstances, including termination of Mr. Raleigh upon a change of control of the Company, (as defined in the agreement) a failure by the Company to comply with its obligations under the agreement, the failure of the Company to obtain the assumption of the agreement by any successor corporation, or a change in Mr. Raleigh's duties and obligations from those contemplated by the agreement, and termination by the Company of Mr. Raleigh's employment other than for disability or cause, he will be entitled to receive severance pay equal to the greater of (i) $162,500 ($812,500 in the event of a change of control) or
(ii) the total compensation earned by Mr. Raleigh from the Company during the one-year period (multiplied by five in the event of a change of control) prior to the date of his termination.

     Each of Mr. Kassel and Mr. Raleigh is, in addition to salary, entitled to certain fringe benefits, including the use of an automobile and payment of related expenses.

     Easy Gardener has entered into a four-year employment agreement with Mr. Grandy, dated as of September 1, 1994, which expires on August 31, 1998. Mr. Grandy currently serves as President of Easy Gardener. His current annual salary is $200,000. The agreement requires Mr. Grandy to devote substantially all of his business time to Easy Gardener, and in the event Mr. Grandy's employment agreement is terminated by Easy Gardener without "Cause" (as defined in the agreement) or if Mr. Grandy resigns with "Good Reason" (as defined in the agreement), Mr. Grandy will be entitled to receive his base salary through the expiration of agreement.

Committees of the Board of Directors

     The Company recently established an Audit Committee comprised of Messrs. Raleigh, Schulberg and Heiden. The Audit Committee will, among other things, make recommendations to the Board of Directors with respect to the engagement of the Company's independent certified public accountants and the review of the scope and effect of the audit engagement. The Company has recently established a Compensation Committee of its Board of Directors, consisting of Messrs. Kassel, Heiden and Schulberg. The Compensation Committee will, among other things, make recommendations to the Board of Directors with respect to the compensation of the executive officers of the Company. The Company maintains a Stock Option Committee comprised of Messrs. Schulberg and Heiden, which determines the persons to whom options should be granted under the Company's 1995 and 1997 Stock Option Plans and the number and other terms of options to be granted to each person under such plans.

Compensation Committee Interlocks and Insider Participation in
Compensation Decisions

     The Company did not have a Compensation Committee of its Board of Directors during fiscal 1997. Decisions as to compensation during fiscal 1997 were made by the Company's Board of Directors. Messrs. Kassel and Raleigh, in their capacity as directors, each participated in the deliberations of the Board of Directors concerning compensation of executive officers for fiscal 1997. During fiscal 1997, none of the executive officers of the Company served on the Board of Directors or the compensation committee of any other entity, any of whose officers has served on the Board of Directors of the Company.

Stock Option Plans

     In September 1991, the Company adopted a stock option plan (the "1991 Plan") pursuant to which 700,000 shares of Common Stock have been reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options ("NQO's"). ISOs may be granted under the Option Plan to employees and officers of the Company. NQO's may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

     The purpose of the 1991 Plan is to encourage stock ownership by certain directors, officers and employees of the Company and certain other persons instrumental to the success of the Company and give them a greater personal interest in the success of the Company. The 1991 Plan is administered by the Board of Directors. The Board, within the limitations of the 1991 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repur chase rights in the Company are to be imposed on shares subject to options.

     ISOs granted under the 1991 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of per sons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. NQO's granted under the 1991 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Options granted under the 1991 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). An aggregate of 562,000 options were outstanding under the 1991 Plan at June 30, 1997.

     The Company has adopted, a Non-Employee Director Stock Option Plan (the "Director Plan"). Only non-employee directors of the Company are eligible to receive grants under the Director Plan. The Director Plan provides that eligible directors automatically receive a grant of options to purchase 5,000 shares of Common stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, of 5,000 options at fair market value. Options to purchase an aggregate of up to 100,000 shares of Common Stock are available for the automatic grants under the Director Plan. An aggregate of 20,000 options were outstanding under the Director Plan at June 30, 1997.

     The Company has also adopted, a 1995 Stock Option Plan ("1995 Plan") which provides for grants of options to purchase up to 1,500,000 shares of Common Stock. The Board of Directors or the Stock Option Committee (the "Committee") of the 1995 Plan, as the case may be, will have discretion to determine the number of shares subject to each NQO (subject to the number of shares available for grant under the 1995 Plan and other limitations on grant set forth in the 1995
Plan), the exercise price thereof (provided such price is not less than the par value of the underlying shares of Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are employees of the Company will be eligible to be granted ISO's or NQO's under such plan. The Board or Committee, as the case may be, also has discretion to determine the number of shares subject to each ISO, the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest may be in any year is limited by the same provisions of the Code applicable to IS0s granted under the 1991 Plan. An aggregate of 1,385,000 options were outstanding under the 1995 Plan at June 30, 1997.

     The Company has adopted a 1997 Stock Option Plan ("1997 Plan") which provides for grants of options to purchase up to 1,500,000 shares of Common Stock. The Board of Directors or the Committee of the 1997 Plan, as the case may be, will have discretion to determine the number of shares subject to each nonqualified option (subject to the number of shares available for grant under the 1997 Plan and other limitations on grant set forth in the 1997 Plan), the exercise price thereof (provided such price is not less than the par value of the underlying shares of Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are employees of the Company will be eligible to be granted incentive stock options or nonqualified options under such plan. The Board or Committee, as the case may be, also has discretion to determine the number of shares subject to each ISO, the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest may be in any year is limited by the same provisions of the Code applicable to ISOs granted under the 1991 Plan. An aggregate of 500,000 options were granted under the 1997 Plan subsequent to June 30, 1997.

     To date, no options have been exercised under the Option Plan, the Director Plan, the 1995 Plan or the 1997 Plan.

     The Company from time to time has also granted non-plan options to certain officers, employees and consultants.

Director Compensation

     During the fiscal year ended June 30, 1997 each of the Company's two non-employee directors, Messrs. Schulberg and Heiden, received $5,000 for serving as directors of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information at September 25, 1997, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (ii) each Named Executive and (iv) all executive officers and directors as a group.

                                           Amount and
                                            Nature of
Name and Address                           Beneficial                 Percentage
of Beneficial Owner                      Ownership(1)(2)               of Class
-------------------                      ---------------               --------
Maureen Kassel(3)                            910,650(4)                   5.8

Robert Kassel(3)                           4,712,095(5)(6)               26.8

Richard Raleigh                              743,320(7)                   4.6

Fred Heiden                                    7,500(8)                     *

Jon Schulberg                                  7,500(9)                     *

Joseph Owens II                            1,064,396(10)                  6.5

Richard Grandy                             1,064,396(10)                  6.5

Alan Stahler                                 899,368(11)                  5.6

All executive officers
  and directors as a
  group (five persons)                     5,795,415(4)(5)(6)            28.3
                                                    (7)(8)(9)
----------
*less than 1%

--------------------------------------------------------------------------------

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from September 25, 1997 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other per son) and which are exercisable within 60 days from September 25, 1997 have been exercised.

(3)  The address of Maureen and Robert Kassel is c/o the Company.

(4) Includes presently exercisable options and warrants issued to Ms. Kassel to purchase an aggregate of 325,000 shares of the Company's Common Stock.

(5) Of such shares, (i) 585,650 are owned of record by Maureen Kassel; however, because Ms. Kassel has appointed her husband as her proxy and attorney-in-fact to vote all 585,650 of the shares owned of record by her, Robert Kassel may also be deemed to have beneficial ownership of such shares; (ii) an aggregate of 914,396 shares are owned of record by each of Messrs. Joseph Owens and Richard Grandy who have each entered into a voting trust agreement (the "Voting Agreement") providing Mr. Kassel with the right to vote the shares until September 1, 2001.

(6) Includes 2,297,653 shares of Common Stock issuable upon exercise of options and warrants.

(7) Includes 726,320 shares of Common Stock issuable upon exercise of options and warrants.

(8)  Includes 7,500 shares of Common Stock issuable upon exercise of options.

(9)  Includes 7,500 shares of Common Stock issuable upon exercise of options.

(10) Includes 125,000 shares of Common Stock issuable to each of Messrs. Grandy and Owens upon exercise of options. The address of Mr. Grandy is c/o the Company. The address of Mr. Owens is 8 Hillendale, Waco, Texas 76710.

(11) The address for Mr. Stahler is 44 Wall Street, New York, New York 10005. Includes shares issuable upon the exercise of (i) options to purchase an aggregate of 89,441 shares of Common Stock underlying a five-year Unit Purchase Option granted on August 12, 1993 ("1993 Unit Purchase Option") and (ii) options to purchase up to 785,094 shares underlying a five-year Unit Purchase Option granted on August 29, 1994 ("1994 Unit Purchase Option"). Also includes options to purchase an aggregate of 24,833 shares underlying additional 1993 Unit Purchase Options granted to D.H. Blair & Co., Inc. Mr. Stahler is the Vice-Chairman and he and his wife are stockholders of D.H. Blair and Co., Inc. The information with respect to Mr. Stahler is derived from his Schedule 13D filed with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions.

     To obtain a portion of the financing for the Company's acquisition of EGI, Mr. Kassel provided for the benefit of the lender $500,000 cash collateral and a personal guarantee of $333,000. in consideration of providing such collateral and guarantee, the Company granted Mr. Kassel options to purchase an aggregate of 526,300 shares of Common Stock for an aggregate exercise price of approximately $822,000.

     In connection with certain acquisitions, during the fiscal year ended June 30, 1997, the Company granted five year non-plan options to Messrs. Kassel and Raleigh to purchase an aggregate of 650,000 and 275,000 shares of Common Stock, respectively, at an exercise price of $2.0625 per share.

     From time to time Messrs. Kassel and Raleigh have borrowed monies from the Company. During the fiscal year ended June 30, 1997, the highest amount owed to the Company by Messrs. Kassel and Raleigh were $607,472 and $225,294, respectively, and at September 26, 1997, the balance of such indebtedness was $556,452 and $235,653, respectively. The loans bear interest at 7% per annum and mature on July 1, 2002. Company loans to all officers of the Company are restricted to a maximum of $850,000 by the terms of the Credit Agreement. The Company's Board of Directors has adopted a policy pursuant to which any loan between the Company and one or more of its officers or directors, or any third party in which one or more or its officers or directors has a material interest, must be approved by a majority of the disinterested members of the Audit Committee, or the Board of Directors.


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

4.3            Form of Unit Purchase Option granted to D.H. Blair & Co.**

4.4            Form of Public Warrant Agreement with respect to Class A
               Warrants.**

4.5 Warrant Agreement with respect to Class B Warrants., incorporated by reference to Exhibit 4(c) of the Company's Registration Statement on Form S-3 (Registration No. 33-89800).

9.1            Voting Agreement among Joseph A. Owens, II, the Company, and
               Robert Kassel.+

9.2            Voting Agreement among Richard M. Grandy, the Company and Robert
               Kassel.+

10.1           Employment Agreement of Robert Kassel.++

10.2           Employment Agreement of Richard Raleigh.++

10.3           Employment Agreement of Richard Grandy.

10.4 1991 Stock Option Plan, incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 33-45428).

10.5           1995 Stock Option Plan.*

10.6           Non-Employee Director Stock Option Plan.*

10.7 1997 Stock Option Plan, incorporated by reference to Exhibit A to the Company's proxy statement dated May 27, 1997.

10.8 Asset Purchase Agreement dated as of June 18, 1994 among the Company, Easy Gardener Acquisition Corp., Joseph A. Owens II, Richard M. Grandy and Easy Gardener, Inc.+

10.9 Lease with respect to the Company's executive offices, incorporated by reference to Exhibit 10.14 of the Company's Form 10-KSB for the fiscal year ended June 30, 1992.

10.10 February 8, 1995 modification to lease with respect to the Company's executive offices.*

10.11 May 6, 1997 modification to lease with respect to the Company's executive offices.

10.12 Lease with respect to Weatherly's warehouse facilities in Paris, Kentucky.

10.13 Form of Mergers and Acquisitions Agreement between the Company and D.H. Blair Investment Banking Corp.**

10.14 Agreement dated as of April 16, 1996 between the Company and The Intrac Group.++

10.15 Credit Agreement among Easy Gardener, the Company, The Provident Bank, as Administrative and Collateral Agent,and The Provident Bank and other certain lending institutions, dated as of August 9, 1996.++

10.16          First Amendment, dated April 3, 1997 to the Credit Agreement.

10.17          Second Amendment, dated May 9, 1997 to the Credit Agreement.

10.18          Third Amendment, dated June 30, 1997 to the Credit Agreement.

10.19 Lease and lease extension agreements between Crawford- Austin Mfg. Co. and Easy Gardener.*

10.20 Warehouse Lease, dated May 7, 1997, between Weatherly Consumer Products, Inc. and Sarah C. Lear.

10.21 Purchase Agreement, dated as of August 9, 1996, by and among the Company, Easy Gardener, Weatherly and the Weatherly Stockholders (incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K for the event dated August 9, 1996)

10.22 Purchase Agreement, dated as of May 9, 1997, by and among the Company, Easy Gardener and Plastic Molded Concepts, Inc.

21             Subsidiaries of the Company.

23             Consent of BDO Seidman, LLP.

27             Financial Data Schedule (for SEC use only).

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

++ Incorporated by reference to the applicable exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

     (b) Report on Form 8-K. No reports on Form 8-K were filed by the Company during its fiscal quarter ended June 30, 1997.

                                      U.S. Home & Garden Inc. and Subsidiaries

                                      Index to Consolidated Financial Statements

================================================================================


Report of Independent Certified Public Accountants                        F-2

Consolidated Financial Statements
      Consolidated balance sheets as of June 30, 1996
       and 1997                                                     F-3 - F-4
      Consolidated statements of income for the
        years ended June 30, 1995, 1996 and 1997                          F-5
      Consolidated statements of stockholders'
        equity for the years ended June 30, 1995, 1996
        and 1997                                                    F-6 - F-7
      Consolidated statements of cash flows for the
        years ended June 30, 1995, 1996 and 1997                    F-8 - F-9
      Summary of accounting policies                              F-10 - F-15
      Notes to  consolidated  financial  statements               F-16 - F-39

Consolidated Financial Statement Schedules
      Schedule II--valuation and qualifying accounts                     F-40

Note: All other schedules have been omitted since the required information is contained in the Consolidated Financial Statements or because such schedules are not required.

Report of Independent Certified Public Accountants

Board of Directors
U.S. Home & Garden Inc.
 and Subsidiaries
San Francisco, California

We have audited the accompanying consolidated balance sheets of U.S. Home & Garden Inc. and Subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. We have also audited
Schedule II - Valuation and Qualifying Accounts (the Schedule). These financial statements and Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home & Garden Inc. and Subsidiaries at June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.


                                                      /s/ BDO Seidman, LLP
                                                         -----------------------
                                                         BDO Seidman, LLP

San Francisco, California
August 1, 1997, except for Note 15 which is as of September 15, 1997

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

June 30,                                                      1996          1997
-----------------------------------------------------------------------------------
Assets (Notes 1 and 6)

Current
  Cash and cash equivalents                               $   680,000   $ 2,083,000
  Accounts receivable, less allowance for doubtful
    accounts and sales returns of $155,000 and $314,000     7,109,000    11,542,000
  Inventories (Note 3)                                      3,392,000     5,254,000
  Prepaid expenses and other current assets                   462,000       419,000
  Deferred tax asset (Note 10)                              1,333,000       448,000
-----------------------------------------------------------------------------------

Total current assets                                       12,976,000    19,746,000

Furniture, fixtures and equipment, net (Note 4)             1,216,000     2,315,000

Intangible assets (Note 1)
  Excess of cost over net assets acquired (Note 5)         15,784,000    41,834,000
  Deferred financing costs, net of accumulated amor-
    tization of $467,000 and $302,000                       1,005,000     1,621,000
  Product rights, patents and trademarks, net of
    accumulated amortization of $56,000 and $75,000           198,000       180,000
  Non-compete agreement, net of accumulated
    amortization of $22,000                                        --       478,000
  Package design, net of accumulated amortization
    of $56,000 and $110,000                                   180,000       251,000

Trade credits (Note 2)                                      1,295,000     1,149,000

Officer receivables (Note 7)                                  617,000       694,000

Other assets                                                  313,000       207,000
-----------------------------------------------------------------------------------


                                                          $33,584,000   $68,475,000
===================================================================================



See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================


June 30,                                                           1996            1997
-----------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity (Note 1)

Current
  Line of credit (Notes 1, 6 and 13)                         $  1,288,000    $         --
  Current maturities of notes payable (Notes 1, 6 and 13)       2,362,000       8,990,000
  Accounts payable                                              1,285,000       1,774,000
  Accrued expenses                                                901,000       3,983,000
  Accrued co-op advertising                                       185,000       1,098,000
  Accrued commissions                                             546,000         859,000
  Accrued interest (Note 6)                                       592,000         261,000
  Accrued purchase consideration (Note 1)                         489,000         489,000
-----------------------------------------------------------------------------------------


Total current liabilities                                       7,648,000      17,454,000

Accrued purchase consideration (Note 1)                                --         978,000

Deferred tax liability (Note 10)                                  328,000         547,000

Notes payable, less current maturities (Notes 1, 6 and 13)      6,238,000      17,570,000
-----------------------------------------------------------------------------------------


Total liabilities                                              14,214,000      36,549,000
-----------------------------------------------------------------------------------------

Commitments, contingency and subsequent
  events (Notes 1, 6, 8, 9 and 15)

Stockholders' equity (Note 9)
  Preferred stock, $.001 par value - shares authorized,
    1,000,000; no shares outstanding                                   --              --
  Common stock, $.001 par value - shares authorized,
    30,000,000; 10,507,000 and 14,073,000 shares issued
    and outstanding at June 30, 1996 and 1997                      11,000          14,000
  Additional paid-in capital                                   21,413,000      30,783,000
  Retained earnings (deficit)                                  (2,054,000)      1,129,000
-----------------------------------------------------------------------------------------


Total stockholders' equity                                     19,370,000      31,926,000
-----------------------------------------------------------------------------------------


                                                             $ 33,584,000    $ 68,475,000
=========================================================================================


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                               Consolidated Statements of Income

================================================================================

Years ended June 30,                             1995            1996            1997
----------------------------------------------------------------------------------------
Net sales (Note 11)                         $ 19,692,000    $ 27,031,000    $ 52,046,000

Cost of sales                                  9,151,000      12,670,000      23,649,000
----------------------------------------------------------------------------------------

Gross profit                                  10,541,000      14,361,000      28,397,000
----------------------------------------------------------------------------------------

Operating expenses
  Selling and shipping                         4,374,000       6,264,000      11,232,000
  General and administrative                   2,778,000       4,348,000       6,513,000
----------------------------------------------------------------------------------------

                                               7,152,000      10,612,000      17,745,000
----------------------------------------------------------------------------------------

Income from operations                         3,389,000       3,749,000      10,652,000

Other income (expense)
  Investment income                               34,000          69,000          76,000
  Interest expense (Note 6)                   (1,810,000)     (2,009,000)     (3,338,000)
----------------------------------------------------------------------------------------

Income before income taxes and
  extraordinary expense                        1,613,000       1,809,000       7,390,000

Income tax (expense) benefit (Note 10)           (38,000)        715,000      (3,200,000)
----------------------------------------------------------------------------------------

Income before extraordinary expense            1,575,000       2,524,000       4,190,000

Extraordinary expense of $1,459,000
  on debt refinancing, net of income
  taxes of $452,000 (Note 13)                         --              --      (1,007,000)
----------------------------------------------------------------------------------------

Net income                                  $  1,575,000    $  2,524,000    $  3,183,000
========================================================================================

Income per common share before
  extraordinary expense (Note 14)           $        .19    $       0.25    $        .26

Extraordinary expense (Notes 13 and 14)               --              --            (.06)
----------------------------------------------------------------------------------------

Net income per common share (Note 14)       $        .19    $       0.25    $        .20
----------------------------------------------------------------------------------------


Weighted average common and common
  equivalent shares outstanding (Note 14)      8,376,000      10,206,000      17,908,000
----------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity


================================================================================


                                                Preferred Stock         Common Stock
                                             -------------------    ---------------------    Additional      Retained          Total
                                             Number of              Number of                   Paid-in      Earnings  Stockholders'
                                                Shares    Amount       Shares      Amount       Capital      (Deficit)        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1994 (Note 9)                      --       --     4,600,000    $  5,000   $ 9,298,000   $(6,153,000)   $ 3,150,000
  Sale of common stock, net of stock issuance
    costs of approximately $1,300,000               --       --     3,775,000       4,000     7,432,000            --      7,436,000
  Issuance of common stock for payment of
    trade payables                                  --       --       417,000          --       683,000            --        683,000
  Exercise of stock options and warrants            --       --        31,000          --        35,000            --         35,000
  Issuance of unit purchase options                 --       --            --          --       400,000            --        400,000
  Conversion of debt and accrued interest into
    common stock (Note 1)                           --       --       914,000       1,000     2,059,000            --      2,060,000
  Net income                                        --       --            --          --            --     1,575,000      1,575,000
------------------------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1995 (Note 9)                     --       --     9,737,000      10,000    19,907,000    (4,578,000)    15,339,000
  Exercise of stock warrants, net of stock
    issuance costs of approximately $114,000        --       --       770,000       1,000     1,506,000            --      1,507,000
  Net income                                        --       --            --          --            --     2,524,000      2,524,000
------------------------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1996 (Note 9)                     --       --    10,507,000      11,000    21,413,000    (2,054,000)    19,370,000
------------------------------------------------------------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity

================================================================================


                                                Preferred Stock         Common Stock
                                             -------------------    ---------------------    Additional      Retained          Total
                                             Number of              Number of                   Paid-in      Earnings  Stockholders'
                                                Shares    Amount       Shares      Amount       Capital      (Deficit)        Equity
------------------------------------------------------------------------------------------------------------------------------------
  Exercise of stock options, warrants,
    and UPOs, net of issuance costs of
    approximately $300,000                          --       --  (1)2,566,000       2,000     5,292,000            --      5,294,000

  Stock issued for Weatherly acquisition
    (Note 1)                                        --       --     1,000,000       1,000     2,999,000            --      3,000,000

  Options and warrants issued for acquisition
    and consulting services and bank refinancing
    (Notes 1)                                       --       --            --          --     1,079,000            --      1,079,000

  Net income                                        --       --            --          --            --     3,183,000      3,183,000
------------------------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1997 (Note 9)                     --       --    14,073,000   $  14,000   $30,783,000   $ 1,129,000    $31,926,000
====================================================================================================================================

(1) Includes 38,000 shares of common stock issued for services relating to cash proceeds and approximately 60,000 issued relating to cashless exercise of 4 UPOs (Note 9).

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Increase (decrease) in cash and cash equivalents

Years ended June 30,                                                              1995                 1996                 1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                                                 $  1,575,000         $  2,524,000         $  3,183,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Extraordinary expense                                                            --                   --            1,007,000
      Loss on disposal of assets                                                       --                   --              226,000
      Bad debt expense                                                              3,000              167,000              323,000
      Depreciation and other amortization                                         637,000              834,000            1,990,000
      Amortization of deferred financing costs                                    219,000              264,000              323,000
      Changes in operating  assets and  liabilities, net
       of assets acquired and liabilities assumed:
         Accounts receivable                                                   (2,523,000)          (2,622,000)          (2,763,000)
         Inventories                                                              637,000             (940,000)             444,000
         Prepaid expenses and other current assets                               (201,000)            (159,000)             324,000
         Accounts payable and accrued expenses                                     54,000            1,393,000            2,838,000
         Trade credits                                                            200,000              257,000               46,000
         Other assets                                                            (163,000)             (95,000)             262,000
         Deferred taxes                                                                --           (1,005,000)           2,342,000
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                         438,000              618,000           10,545,000
------------------------------------------------------------------------------------------------------------------------------------


Cash flows from investing activities
  Payment for purchase of businesses, net of cash
    acquired                                                                  (15,387,000)          (1,602,000)         (28,358,000)
  Payment for non-compete agreement                                                    --                   --             (500,000)
  Sale of short-term investments                                                  501,000                   --                   --
  Increase in officer receivables                                                (352,000)            (131,000)             (77,000)
  Purchase of product rights                                                     (105,000)                  --                   --
  Purchase of furniture, fixtures and equipment                                  (151,000)            (261,000)            (528,000)
  Purchase of package design                                                      (82,000)            (109,000)            (131,000)
------------------------------------------------------------------------------------------------------------------------------------


Net cash used in investing activities                                         (15,576,000)          (2,103,000)         (29,594,000)
------------------------------------------------------------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Years ended June 30,                                1995            1996            1997
-------------------------------------------------------------------------------------------
Cash flows from financing activities
  Proceeds from issuances of stock             $  7,452,000    $  1,507,000    $  5,294,000
  Proceeds from bank line of credit              11,514,000      17,496,000      41,791,000
  Payment on bank line of credit                (12,109,000)    (16,208,000)    (43,079,000)
  Proceeds from notes payable                    11,000,000              --      21,345,000
  Payments of notes payable                        (800,000)     (1,600,000)     (3,385,000)
  Acquisition finance costs                      (1,036,000)             --      (1,514,000)
-------------------------------------------------------------------------------------------


Net cash provided by financing activities        16,021,000       1,195,000      20,452,000
-------------------------------------------------------------------------------------------


Net increase (decrease) in cash                     883,000        (290,000)      1,403,000

Cash and cash equivalents, beginning of year         87,000         970,000         680,000
-------------------------------------------------------------------------------------------


Cash and cash equivalents, end of year         $    970,000    $    680,000    $  2,083,000
===========================================================================================

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

     On August 9, 1996, Easy Gardener acquired all of the outstanding stock of Weatherly Consumer Products Group, Inc. ("Weatherly"), a lawn and garden care company which primarily sells its products throughout North America.

     On May 12, 1997, Easy Gardener acquired the Plasti-Chain product line from Plastic Molded Concepts, Inc. ("Plastic").

Principles of
Consolidation

     The financial statements include the accounts of the Company and its wholly-owned subsidiaries and the results of operations of Weatherly, Easy Gardener, Plastic, Golden West and Emerald Products since their date of acquisition (Note 1). Significant intercompany accounts and transactions have been eliminated.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

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

Intangible Assets

     Excess of Cost over Net Assets Acquired

     The excess of cost over net assets acquired, which relates to the Company's acquisitions of Weatherly, Easy Gardener, Plastic, Golden West, and Emerald Products, are being amortized over periods of twenty to thirty years using the straight-line method. Periodically, the recoverability of goodwill is evaluated by comparing undiscounted estimated future net cash flows to the estimated net cash flows projected at the time of acquisition.

     Deferred Financing Costs

     Direct costs associated with the Company's long-term financing arrangements are being amortized over the life of the loans, a period of approximately six years.

     Package Design

     Package design costs associated with Easy Gardener and Weatherly products are being amortized over a five-year period using the straight-line method.

     Product Rights

     Product rights are being amortized over a 15-year estimated useful life.

     Non-Compete Agreement

     The non-compete agreement was entered into with the acquisition of Weatherly. The agreement is being amortized over its 20 year term.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

Revenue
Recognition

     Sales are recorded as products are shipped to customers.

Net Income Per
Share

     Net income per common share has been computed following Accounting Principles Board Opinion No. 15 (APB No. 15). Net income per share for 1995 and 1996 has been computed by dividing the net income by the weighted average number of common shares outstanding. For 1997, common stock equivalents such as common stock options and warrants were included in the computation of average shares outstanding because their inclusion was dilutive. 1997 earnings per share was calculated using the modified treasury stock method (Note 14).

Income Taxes

     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Reclassification

     Certain 1996 financial statement amounts have been reclassified to conform to the 1997 presentation.

Advertising Costs

     The Company incurs advertising expense primarily relating to cooperative advertising credits granted to customers based on qualified expenses incurred by the customers to advertise the Company's products. Cooperative advertising credits are usually limited to a percentage of an agreed-upon sales volume. The Company also incurs advertising expense relating to the distribution of catalogs and the broadcasting of radio and television commercials. Advertising costs are expensed as incurred. Advertising expense was $1,236,000, $1,823,000 and $2,945,000 during the years ended June 30, 1995, 1996 and 1997.

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

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

Cash Equivalents

     The Company considers all short-term investments purchased with an initial maturity of three months or less to be cash equivalents.

Stock Based
Compensation

     Effective July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. The fair value method is required for all stock based compensation issued to non-employees. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net income and earnings per share as if the fair value method had been adopted. The Company has elected to continue to account for stock-based compensation under APB No. 25 (see Note 9).

New Accounting
Pronouncements

     On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per share. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, Earnings per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not allowed and restatement of prior earnings will be required.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

     reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management does not believe that the Company's current financial statement disclosures will need to be modified based upon current operations. Results of operations and financial position, however, will be unaffected by future implementation of this standard.

     In June 1997, the Financial Accounting Standards Board issued SFAS No.131, Disclosures about Segments of an Enterprise and Related Information, (SFAS
     131) which supersedes SFAS No. 14., Financial reporting for Segments of a Business Enterprises. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 131 is effective for financial statements for period beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company believes it operates under one business segment and has already substantially complied with the required financial statement disclosures. Results of

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

     operations and financial position, however, will be unaffected by any future implementation of this standard.

Financial
Instruments

     The Company's financial instruments consist of cash, accounts receivable and debt. The carrying value of cash and accounts receivable approximate fair value based upon the liquidity and short-term nature of the assets. The carrying value of short-term and long-term debt approximates the fair value based upon short-term and long-term borrowings at market rate interest.

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

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================


1. Business
   Acquisitions

     On May 12, 1997, Easy Gardener acquired from Plastic substantially all of the assets, including product rights and all other intangible assets, of Plastic used in connection with Plastic's home lawn and garden care distribution business for approximately $4,300,000.

     On August 9, 1996, Easy Gardener acquired all of the outstanding stock of Weatherly, a lawn and garden care company, for 1,000,000 shares of the Company's common stock (valued at $3 per share) and $22,937,000, less an amount required to discharge certain outstanding indebtedness of the acquired company, and adjusted dollar for dollar based upon the ultimate value of the acquired company's net current assets (approximately $2.5 million). The acquisition was accounted for as a purchase and, accordingly, the results of operations of Weatherly have been included in the consolidated statement of income since August 9, 1996. The Company operates the acquired company as a subsidiary of Easy Gardener. In connection with the above acquisition, the Company's outstanding notes payable were refinanced and a new line of credit arrangement was established (See Note
     6).

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

     On September 1, 1994 (the "Closing Date"), Easy Gardener Acquisition

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

     Corp., a newly formed, wholly-owned subsidiary of the Company, acquired from Easy Gardener, Inc. (the "Seller"), all of the assets of the Seller used in connection with the Seller's home lawn and garden care products distribution business (the "Purchased Assets") pursuant to an assets purchase agreement dated as of June 19, 1994. The purchase price was $20,500,000 (subject to adjustment as described below) which was paid by the delivery of (i) $8,000,000 in cash (ii) a promissory note (the "Note") issued by Easy Gardener Acquisition Corp. in the initial principal amount of $10,500,000, and (iii) two convertible promissory notes (the "Convertible Notes") issued by the Company each in the initial principal amount of $1,000,000. The Note was paid from the proceeds of the Company's bank financing in September 1994. The Convertible Notes plus accrued interest were each converted into 457,198 shares of the Company's common stock and Class B warrants to acquire 457,198 shares of common stock at an exercise price of $2.28 per share. The Convertible Notes were automatically converted upon the February 1995 approval by the stockholders of the Company of an Amendment to the Company's Certificate of Incorporation
     increasing the amount of the Company's authorized common stock to 30,000,000 shares. The shares of common stock issued upon exercise of the Convertible Notes, and the shares of common stock issuable upon exercise of the warrants, are subject to a seven-year voting agreement with Mr. Robert Kassel, Chairman of the Company. The purchase price was subject to increase, if and to the extent that on the Closing Date current assets of Easy Gardener, Inc. exceeded current liabilities by $6,600,000. This additional amount approximated $783,000 at the date of closing and was paid in October 1994.

     Approximately $2,200,000 was contingently payable to the Seller over the four years following the Closing Date based upon the acquired business generating certain specified levels of net income. As of June 30, 1997, the entire $2,200,000 has been added to the excess of cost over net assets acquired of Easy Gardener based upon operating results obtained through June 30, 1997 and forecasted results for fiscal year 1998. As of June 30, 1997, approximately $1,467,000 is payable for this additional purchase price.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

     The following unaudited pro forma summary combines the consolidated results of operations of the Company, Weatherly and Easy Gardener as if the acquisitions had occurred at the beginning of the year of acquisition and the beginning of the prior year. Accordingly, Easy Gardener is reflected as if the acquisition occurred on July 1, 1994 and Weatherly as if the acquisition occurred July 1, 1995. The proforma information gives effect to certain adjustments, including the amortization of excess of cost over net assets acquired, the elimination of certain expenses incurred by Weatherly related to its acquisition and additional interest expense on the notes payable. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company, Weatherly and Easy Gardener had constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future. The pro forma effect of the Emerald and Plastic acquisitions have not been reflected since their prior revenue was not material to the Company's operations.

     Years ended June 30,                1995          1996          1997
     --------------------------------------------------------------------

     Net sales                    $21,349,000   $46,102,000   $52,788,000
     ====================================================================

     Net income before extra-
           ordinary expense and
           income taxes           $ 1,420,000   $ 2,369,000   $ 6,990,000
     ====================================================================

     Net income before extra-
           ordinary expense       $ 1,382,000   $ 3,462,000   $ 4,098,000
     ====================================================================

     Net income                   $ 1,382,000   $ 1,542,000   $ 2,571,000
     ====================================================================

     Net income per common
           share before extra-
           ordinary expenses      $       .16   $       .25           .22
     ====================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


================================================================================


     Years ended June 30,                  1995        1996             1997
     ---------------------------------------------------------------------------

     Net income per
           common share                   $ .16       $ .11           $ .15
     ===========================================================================

2.   Trade Credits

     In April 1996, the Company entered into an agreement to exchange unsold assets held for sale for credit against the future purchase of products and services. This transaction has been reported at the estimated fair market value of the assets exchanged by the Company. No gain or loss was recognized on such transaction as the Company had previously written down its assets held for sale to their estimated fair market value. The agreement requires the Company to pay a portion of the purchase price of the product or services received. Depending on the nature of the products or services purchased, the Company will receive a credit against the future price ranging from 10% to 45% of the cash purchase price. The Company will also receive a percentage of the cash proceeds from the ultimate sale of the assets. As of June 30, 1996, included in accounts receivable is approximately $105,000 of cash subsequently received on the sale of a portion of the assets by the third party. The agreement provides that the Company will receive maximum total credits and cash totaling $1.6 million. The agreement expires in April 1999 and requires the Company to use all credits by this date. The Company expects to use the credits primarily by purchasing operating assets and advertising time. The Company expects to use all available credits by the expiration date and will continually evaluate this asset based upon credits utilized and future operating goals.

3.   Inventories

     Inventories consist of:

     June 30,                                   1996                      1997
     ---------------------------------------------------------------------------

     Raw materials                       $      82,000             $     578,000
     Finished goods                          3,310,000                 4,676,000
     ---------------------------------------------------------------------------


                                         $   3,392,000             $   5,254,000
     ===========================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


================================================================================

4.   Furniture,
     Fixtures and
     Equipment

     Furniture, fixtures and equipment consist of:

     June 30,                                           1996             1997
     ---------------------------------------------------------------------------


     Leasehold improvements                          $   74,000       $  397,000
     Furniture, fixtures and equipment                1,575,000        2,761,000
     ---------------------------------------------------------------------------


                                                      1,649,000        3,158,000
     Less accumulated depreciation                      433,000          843,000
     ---------------------------------------------------------------------------


                                                     $1,216,000       $2,315,000
     ===========================================================================



5.    Excess of
      Cost Over
      Net Assets
      Acquired

     The excess of cost over net assets acquired consists of the following:

     June 30,                                         1996              1997
     ---------------------------------------------------------------------------

     Weatherly Consumer Products
           Group, Inc.                             $        --       $23,046,000
     Easy Gardener, Inc.                            14,172,000        15,639,000
     Plastic Molded Concepts, Inc.                          --         2,760,000
     Golden West Chemical
           Distributions, Inc.                       2,098,000         2,098,000
     Emerald Products, LLC                             778,000           870,000
     ---------------------------------------------------------------------------


                                                    17,048,000        44,413,000
     Less accumulated amortization                   1,264,000         2,579,000
     ---------------------------------------------------------------------------


                                                   $15,784,000       $41,834,000
     ===========================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


================================================================================

6.   Notes Payable
     and Line of
     Credit

     Notes payable consist of the following:

     June 30,                                            1996             1997
     ---------------------------------------------------------------------------

    $23,000,000 note payable, interest due
     monthly at prime (8.5% at June 30, 1997)
     plus 1.25% or LIBOR (5.72% at June 30,
     1997) plus 3.50%, quarterly principal
     payments ranging from $570,000 to
     $1,350,000 beginning September 30, 1996
     through June 30, 2002, collateralized by
     Easy Gardener's assets and guaranteed by
     the Company.                                   $      --      $ 20,510,000

    $2,250,000 note payable, interest due
     monthly at prime (8.5% at June 30, 1997)
     plus 6.0%, quarterly principal payments
     of $140,625 beginning September 30, 1998
     through June 30, 2002, collateralized by
     Easy Gardener's assets and guaranteed by
     the Company.                                          --         2,250,000

    $3,800,000 note payable, interest only due
     monthly at 12% with the full principal due
     November 1997.                                        --         3,800,000

    $8,000,000 note payable, interest at
     12.25%, monthly principal payments of
     $133,333, plus interest, commencing
     January 31, 1995 until January 2000,
     collateralized by the assets of Easy
     Gardener and a guaranty of the Company.
     This note was refinanced during 1997.
                                                    5,600,000                --

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


================================================================================

     June 30,                                          1996            1997
     ---------------------------------------------------------------------------


    $3,000,000 note payable, interest at 12%,
     equal monthly principal payments of
     $125,000, plus interest, commencing the
     earlier of the repayment of the $8,000,000
     note payable or January 31, 2000,
     collateralized by assets of Easy Gardener
     and a guaranty of the Company. This note
     was refinanced during 1997.                    3,000,000                --
     ---------------------------------------------------------------------------

                                                    8,600,000        26,560,000
     Less current portion                           2,362,000         8,990,000
     ---------------------------------------------------------------------------


                                                   $6,238,000        17,570,000
     ===========================================================================

     At June 30, 1997, the Company's financing arrangements include a $13,000,000 revolving credit facility expiring June 2002, bearing interest at the lower of prime or LIBOR rates plus an additional marginal amount; collateralized by Easy Gardener's assets and guaranteed by the Company. The credit facility's availability increases to $16,000,000 for the months of February through May. As of June 30, 1997, no amounts were outstanding on the credit line. The credit agreement contains various restrictions which require, among other things, maintenance of certain financial ratios and an annual zero balance for ten consecutive days during August. At June 30, 1997, the Company was in compliance with all such covenants. If the revolving credit facility is terminated prior to June 2002, the Company will be subject to certain prepayment penalties.

     At June 30, 1996, the Company's had a $6,000,000 revolving credit facility bearing interest at prime (8.25% at June 30, 1996) plus 2%, payable in monthly installments commencing January 1, 1995 and collateralized by assets of Easy Gardener and a guaranty of the Company. As of June 30, 1996, there was $1,288,000 outstanding on the credit line which was refinanced during August 1996 utilizing the $13,000,000 revolving credit facility noted above.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


================================================================================

     The $3 million note payable also required the Company to pay additional interest (defined as a success fee) when the loan was paid off. The success fee ranges from $300,000 in the first year to $4,140,000 in the seventh year. As of June 30, 1996, the accrued success fee was approximately $481,000 (Note 13).

     The $8 million note payable was subject to certain mandatory prepayments of "excess cash flow" of Easy Gardener and certain net proceeds of asset sales, condemnation awards and insurance recoveries. As of June 30, 1996, $762,000 is the payment for "excess cash flow" which was made subsequent to year end. This amount has been included in the current portion of notes payable. Also, certain optional prepayments of advances under the revolving facility and the $8 million note payable require the payment of a premium (Note 13).

     In connection with the acquisition of Weatherly Products Inc. on August 9, 1996, both of the above term notes payable were refinanced and a new line of credit agreement was executed (Note 13).

     Future minimum principal payments are as follows:

     Year ending June 30,                  Amount
     ----------------------------------------------

     1998                              $ 8,990,000
     1999                                4,402,000
     2000                                4,403,000
     2001                                4,402,000
     2002                                4,363,000
     ----------------------------------------------


                                       $26,560,000
     ==============================================

7.   Officer
     Receivables

     Officer receivables represents notes which bear interest at 7% and require interest only payments on an annual basis. The notes are due June 2002.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


================================================================================

8.   Commitments

     Employment Agreements

     During 1996 and 1997, the Company entered into new employment agreements with three of its officers. The agreements are for one-year periods but are automatically renewed unless specifically terminated by the Company or the employee. If the employment agreements are terminated by the Company, the officers will be entitled to an additional ten and five years of annual compensation. Annual compensation under the employment agreements are $350,000, $162,000 and $101,000. The employment agreements also provide for certain lump sum payments in the event of a change in control equal to approximately $5 million. An agreement with an officer of Easy Gardener provides for a base aggregate annual salary of approximately $200,000 in 1998. In addition, the agreements provide for incentive and additional compensation under certain circumstances.

     Operating Leases

     The Company leases office and warehouse space under operating leases which expire in various years through 2001. The Company also leases certain office equipment and automobiles under operating leases expiring in 1998 through 2002. The future minimum lease payments under these non-cancelable operating leases are as follows:

     Year ending June 30,              Amount
     ----------------------------------------


      1998                      $   729,000
      1999                          591,000
      2000                          410,000
      2001                          176,000
      2002                            1,000
     ----------------------------------------


                                $1,907,000
     ========================================

     Rent expense was approximately $303,000, $336,000 and $680,000 for the years ended June 30, 1995, 1996 and 1997.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


================================================================================

     Pension Plan

     Easy Gardener has established an employee defined contribution pension plan (the Plan). Employees of the Company, Weatherly, Easy Gardener and Golden West are eligible to participate. The Company is required to match the first 3% of employee contributions up to 5% of the employees wage base. The plan also allows discretionary contributions by the Company. The Company's contribution vests over a seven-year period. Pension expense associated with the Plan for 1995, 1996 and 1997 was approximately $64,000, $180,000 and $199,000.

     Royalty Agreements

     The Company has entered into royalty agreements which provide for payments based upon a percentage of net sales of certain products. These agreements expire in various years from 1998 to 2005. Royalty expense during the years ended June 30, 1995, 1996 and 1997 was $64,000, $104,000 and $304,000.

9.   Stockholders'
     Equity

     (a)  Convertible Preferred Stock

     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's common stock.

     (b)  Common Stock

     The Company raised a portion of the Easy Gardener, Inc. purchase price through the August 1994 private placement of $8,025,000 of Units (for which it received net proceeds of approximately $6,900,000), each $100,000 Unit consisting of 44,000 shares of common stock and a class B warrant to purchase 44,000 shares of common stock for $2.28 per share.

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

     During fiscal 1995, the Board of Directors of the Company adopted, subject to stockholder approval, two additional stock option plans. The 1995 Stock Option Plan (the "1995 Plan") allows the granting of either ISOs or non-qualified options. The maximum aggregate number of shares to be granted under this plan is 1,500,000. The Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") was established to attract, retain and compensate for their services as directors, highly qualified individuals who are not employees of the Company. The maximum aggregate number of shares issued under this plan is 100,000. During 1996 and 1997, 10,000 options were granted each year. The 1995 Plan is administered by a committee of the Board of Directors and the Non-Employee Director Plan is a formula plan.

     During May 1997, the Board of Directors approved the 1997 Stock Option Plan. The plan reserves 1,500,000 shares of common stock.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


================================================================================

     The 1997 plan is subject to shareholder approval. No options have been granted as of June 30, 1997.

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

     ISOs granted under the plans may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. Non-qualified options granted under the 1991 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (not less than par value in the case of the 1995 Plan). Options granted under the plans will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

     All options granted under the 1991 Plan, Non-Employee Director Plan and ISOs under the 1995 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

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

                          Weighted                                                     Weighted
                          Average                                                       Average
                          Option                                         Available     Remaining
                          Price Per       Out-            Exer-                for   Contractual
                          Share         standing         cisable             Grant         Life
     ---------------------------------------------------------------------------------------------
     1991 Plan

     June 30, 1995         $1.71(1)      588,000          488,000          112,000       5 years
       Became
       exercisable                            --          100,000               --
     ---------------------------------------------------------------------------------------------

     June 30, 1996         $1.71(1)      588,000          588,000          112,000       4 years

     Expired in 1997       $1.69         (26,000)         (26,000)          26,000
     ---------------------------------------------------------------------------------------------

     June 30, 1997         $1.71(1)      562,000          562,000          138,000       3 years
     ==============================================================================================

     1995 Plan

     June 30, 1995         $2.28         400,000               --        1,100,000       5 years
       Granted during
       1996                 2.25         310,000(3)        10,000         (310,000)
       Became
       exercisable                            --          400,000               --
     ---------------------------------------------------------------------------------------------

     June 30, 1996         $2.26         710,000          410,000          790,000       4.5 years

     Granted during
       1997                 2.06(4)      675,000          675,000         (675,000)

     Became
       exercisable          2.28              --           75,000               --
     ---------------------------------------------------------------------------------------------

     June 30, 1997         $2.10(4)    1,385,000        1,160,000          115,000       4 years
     ==============================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                          Weighted                                                     Weighted
                          Average                                                       Average
                          Option                                         Available     Remaining
                          Price Per       Out-            Exer-                for   Contractual
                          Share         standing         cisable             Grant         Life
     ---------------------------------------------------------------------------------------------

     Non-Plan Options

       June 30, 1995       $1.85         745,000(2)       645,000             --         4 years
       Granted during
       1996                 2.25         315,000(3)            --             --
     ---------------------------------------------------------------------------------------------


     June 30, 1996         $1.96(1)    1,060,000          645,000             --         3.5 years

       Became
       exercisable          2.25              --          125,000             --
       Granted during
       1997                 1.91       1,225,000        1,225,000             --
     ---------------------------------------------------------------------------------------------


     June 30, 1997         $1.84(4)    2,285,000        1,995,000             --         4 years
     =============================================================================================


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

     (4) In December 1996, 1,490,000 options granted subsequent to June 1995 were repriced to $2.06 per share.

     In addition to certain stock options and warrants granted to employees, the Company also issued a total of 925,000 options and warrants to various consultants and a financial institution relating to various

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

     consulting services, the acquisitions of Weatherly and PlastiChain, and the new bank agreement entered into during August 1996. The fair value of such options and warrants was estimated at approximately $1,079,000. The fair value of such options and warrants has been expensed except for the fair value related to acquisitions and the bank financing for which these amounts are being amortized over the life of the bank financing agreement and the excess of cost of net assets acquired.

     (d)  Unit Purchase Options

     In October 1994, the Company granted six unit purchase options (UPOs), each consisting of 43,860 shares of the Company's common stock and Class B Warrants to purchase 43,860 shares of common stock at an exercise price of $2.28. These UPOs, which expire on August 31, 1999, have a nominal exercise price. Three of the UPOs were granted to an officer of the Company for his personal guarantees in connection with the Easy Gardener acquisition. Three were granted to an outside consultant for its services in connection with financing obtained for the Easy Gardener acquisition. The six UPOs issued with the nominal exercise price were valued at $400,000 and included in deferred financing costs. Concurrently, the Company also granted six UPOs, consisting of the same components, each with a current exercise price of approximately $75,000, three of which were granted to an officer of the Company. All these transactions were done in lieu of cash compensation in consideration for certain financial consulting and other services and for the personal guarantee and other collateral provided in connection with the Company's acquisition of Easy Gardener, Inc., without which the Company's transaction with Easy Gardener, Inc. would not have occurred. During 1997, one UPO and the related warrants were exercised by the outside consultant. Proceeds to the Company were approximately $175,000.

     In connection with the Company's August 1994 Private Placement, the placement agent and its designees were granted approximately 28 UPOs exercisable at $100,000 each. Each UPO consists of 43,860 shares of common stock and warrants to purchase 43,860

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

     shares of common stock at $2.28 per share. These warrants expire in August 1999, if the underlying UPO is not exercised. If exercised, the warrants expire in May 2000. During 1997, 5 UPOs were terminated in a cashless exercise and approximately 60,000 shares of common stock was issued.

     The total shares of common stock issuable upon exercise of the UPOs, including the underlying warrants, would be approximately 3,500,000 and 3,000,000 shares at June 30, 1996 and 1997.

     (e)  Warrants

     In connection with certain business transactions and stock offerings, the Company has granted various warrants to purchase common stock. The following schedule will summarize the activity.

                              Weighted                                        Weighted
                              Average                                          Average
                              Option                                          Remaining
                              Price Per       Out-            Exer-         Contractual
                              Share         standing(1)       cisable              Life
     ------------------------------------------------------------------------------------
      July 1, 1994              $1.89      1,729,000       1,729,000          3.5 years

      Warrants issued in
        connection with
        private placement        2.28      3,520,000       3,520,000

      Warrants issued
        with convertible
        debenture                2.28        914,000         914,000
      Warrants issued            2.75        100,000         100,000
      Warrants exercised         1.85        (30,000)        (30,000)
      -----------------------------------------------------------------------------------


      June 30, 1995              2.12      6,233,000       6,233,000          4.5 years
      -----------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                              Weighted                                        Weighted
                              Average                                          Average
                              Option                                          Remaining
                              Price Per       Out-            Exer-         Contractual
                              Share         standing(1)       cisable              Life
     ------------------------------------------------------------------------------------

     Increase for
       antidilution              2.28        153,000          153,000
     Warrants exercised          2.24       (770,000)        (770,000)
     -----------------------------------------------------------------------------------

     June 30, 1996               2.14      5,616,000        5,616,000          3.5 years

     Warrants issued             2.45        525,000          525,000

     Warrants exercised          2.15     (2,380,000)      (2,380,000)

     Expired                     6.00        (52,000)         (52,000)
     -----------------------------------------------------------------------------------


     June 30, 1997              $2.18      3,709,000        3,709,000          3 years
     ===================================================================================



     (1) The warrants contain anti-dilution provisions which could effect the number of shares of common issuable stock upon the exercise of the warrants as well as the per share warrant prices. Additionally, these warrants contain certain redemption provisions.

     (f)  Common Stock Reserved

     At June 30, 1997, approximately 12,700,000 shares of common stock have been reserved for issuance upon the exercise of warrants, options and UPOs.

     (g)  Stock Based Compensation

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plan.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

     Under APB Opinion No. 25, because the exercise price of the Company stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

     FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net loss as if compensation costs for the Company's stock options and warrants had been determined in accordance with the fair value based method prescribed in FASB Statement No. 123. The Company estimates the fair value of each stock option and warrant at the grant date by using a modified Black-Scholes pricing model with the following weighted-average assumptions used for grants in 1996 and 1997, respectively: no dividend yield for any year; expected volatility of approximately 30% in both years; risk-free interest rates of 6.65% and 6.6%; and expected lives of approximately three to five years.

     Under the accounting provisions of FASB Statement No. 123, the Company net income and net income per common share would have been decreased to the pro forma amounts indicated below:

     Years ended June 30,                           1996                1997
     ---------------------------------------------------------------------------

     Net Income
      As reported                                $2,524,000           $3,183,000
      Pro forma                                   2,392,000            1,617,000
      Per share as reported                            0.25                 0.20
      Pro forma                                        0.23                 0.12
     ===========================================================================


     The above pro forma information includes only the effects of 1996 and 1997 grants. Because options potentially vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net earnings in future years.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

10.  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is established for deferred income tax assets when realization is not deemed more likely than not. Deferred tax assets (liabilities) consist principally of the following:

     June 30                                          1996               1997
     --------------------------------------------------------------------------

     Deferred tax assets

     Net operating loss carryforwards             $1,384,000           $555,000
     Accounts receivable allowance
           and other                                  97,000             58,000
     --------------------------------------------------------------------------


     Total deferred tax asset                      1,481,000            613,000
     Less valuation allowance                       (148,000)          (165,000)
     --------------------------------------------------------------------------


     Net deferred tax asset                       $1,333,000           $448,000
     ==========================================================================



     --------------------------------------------------------------------------


     Deferred tax liability

     Depreciation and amortization in
           excess of book amount                   $(328,000)         $(547,000)
     ==========================================================================

     At June 30, 1997, the Company had approximately $1,025,000 of net operating loss (NOL) carryforwards available to reduce future Federal taxable income. These losses are available through 2011. California allows an NOL
     carryforward   of  50%  of  a  company's   California   taxable  loss.  The
     carryforward for California purposes, after the 50% reduction, was approximately $2,217,000 at June 30, 1997 and expires through 2001. Use of the Company's NOLs could be limited in the future as a result of issuance or exercise of stock options and warrants or sale or

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

     issuance of stock. The Company files its tax returns on a calendar year basis. Because of the seasonal nature of the Company's operations, the different reporting periods for book and tax purposes may affect the amount of taxes that will ultimately be payable or deferred.

     At June 30, 1996 and 1997, the Company established a $148,000 and $165,000 valuation allowance for the benefits pertaining to California NOLs which are not estimated to be realizable prior to their expiration.

     The income tax (provision) benefit consists of:

    June 30,                           1995              1996              1997
    ---------------------------------------------------------------------------


    Current
          Federal               $        --       $        --       $  (283,000)
          State                     (38,000)         (290,000)         (280,000)
    ---------------------------------------------------------------------------


                                    (38,000)         (290,000)         (563,000)
    ---------------------------------------------------------------------------


    Deferred
          Federal                        --         1,013,000        (2,129,000)
          State                          --            (8,000)          (56,000)
    ---------------------------------------------------------------------------


                                         --         1,005,000        (2,185,000)
    ---------------------------------------------------------------------------


                                $   (38,000)      $   715,000       $(2,748,000)
    ============================================================================


     The 1997 income tax expense consists of $3,200,000 expense from continuing operations reduced by $452,000 benefit associated with the extraordinary expense.

     The following is a reconciliation between the Statutory Federal income tax rate and the Company's effective tax rate for continuing operations:

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                                                   1995      1996         1997
     --------------------------------------------------------------------------

     Income tax (provision) computed
           at Federal Statutory rate             (34.0)%    (34.0)%    (34.0)%
     State taxes, net of Federal tax
           benefits                               (2.4)     (16.5)      (4.6)
     Nondeductible amortization and
      other                                       (3.6)      (4.1)      (4.5)
     Changes in valuation allowance
           on deferred tax asset                 (37.6)      94.1       (0.2)
     --------------------------------------------------------------------------


     (Provision) benefit for income taxes         (2.4)%     39.5%     (43.3)%
     ==========================================================================


11.  Concen-
     tration of
     Credit Risk
     and Significant
     Relationships

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

     During the years ended June 30, 1996 and 1997, sales to two Easy Gardener customer accounted for approximately 36% (27% and 9%) and 36% (26% and 10%) of consolidated net sales. Included in accounts receivable at June 30, 1996 and 1997 is $1,440,000 and $2,320,000 due from the largest customer.

     During the year ended June 30, 1995, sales to two Easy Gardener customers accounted for approximately 24% and 9% of consolidated net sales.

     Substantially all of Easy Gardener's raw material purchases for Weedblock(R) inventory, representing approximately 66%, 50% and 22% of the Company's consolidated raw material purchases during the years ended June 30, 1995, 1996 and 1997, are from one vendor. Management believes that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause delays and a possible loss of sales, which would affect operating results adversely. Included in accounts payable at June 30, 1996 and 1997 is $139,000 and $349,000 due to this vendor.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

12.  Supplemental
     Cash Flow
     Information


     June 30,                                  1995          1996          1997
     -----------------------------------------------------------------------------
     Cash paid during the period for:

     Interest, including
           deferred financing
           costs and extraordinary
           expense                          $1,528,000    $1,296,000    $5,816,000
     Taxes                                  $   10,000    $   96,000    $  131,000
     =============================================================================

     Supplemental Schedule of Non-cash Investing and Financing Activities:

     The Company purchased all of the assets of Easy Gardener, Inc. for $21,283,000 in September 1994.

     ----------------------------------------------------------------------------

     Fair value of assets acquired                                  $ 28,526,000
     Cash paid for assets acquired                                   (14,424,000)
     Promissory notes                                                (12,783,000)
     ----------------------------------------------------------------------------

     Liabilities assumed                                            $  1,319,000
     ============================================================================

     During 1995, the Company entered into agreements to issue approximately 417,000 shares of common stock, valued at approximately $683,000 as payment of certain accounts payable.

     During 1995, $2,000,000 of convertible debentures and related accrued interest was converted into 914,396 shares of common stock and 914,396 Class B warrants.

     During 1995, deferred financing costs of approximately $400,000 was paid for by the issuance of 6 UPOs with a nominal exercise price.

     During 1996, the Company exchanged assets held for sale with a book value of approximately $1.4 million for future trade credits.

     During 1997, the Company issued warrants and options for various consulting services which were valued at approximately $1,079,000.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

13.  Extraordinary
     Expense


     As a result of the refinancing of all of the Company's outstanding debt in August 1996 (See Note 6), the entire balance of deferred finance costs at June 30, 1996, net of accumulated amortization, plus certain prepayment penalties totaling approximately $455,000, was written off as an extraordinary expense during the year ended June 30, 1997.

14.  Earnings per
     Share

     Earnings per share for 1997 was computed under the guidance of APB 15 using the modified treasury stock method. The following will detail how the 1997 earning per share figures were calculated.

     ---------------------------------------------------------------------------

     Weighted average common shares
           outstanding for the period                                 13,695,000

     Weighted average common share
           equivalents                                                 4,213,000
     ---------------------------------------------------------------------------


                                                                      17,908,000
     ===========================================================================



     Computation for Statement of Operations

     Reconciliation of net income per statement of operations to amount used in primary earnings per share computation:

     ---------------------------------------------------------------------------

     Income before extraordinary expense,
        as reported                                                 $ 4,190,000

     Add:
        Interest (expense reduction) on debt,
          net of income tax effect, on application of
          assumed proceeds from exercise of
          options and warrants in excess of 20%
          limitations                                                   450,000
     --------------------------------------------------------------------------


     Income before extraordinary expense                              4,640,000

     Extraordinary expense                                           (1,007,000)
     --------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

     Net income assumed for the period
           in computing per share earnings
           as adjusted                                            $   3,633,000
     --------------------------------------------------------------------------


     Income per share before extra-
           ordinary expense                                       $        0.26

     Extraordinary expense                                                (0.06)
     --------------------------------------------------------------------------


     Net income per share                                         $        0.20
     ==========================================================================



15.  Subsequent
     Events

     Subsequent to June 30, 1997, a $350,000 liability was converted into 154,000 shares of common stock.

     Subsequent to June 30, l997, the Company granted stock options to acquire 600,000 shares of common stock at $3.25 per share under the 1997 stock option plan.

     During July 1997, 453,000 warrants were exercised generating $1,033,000 in cash proceeds to the Company.

     On August 22, 1997, the Company entered into a non-binding letter of intent which provides for the acquisition of all of the outstanding shares of common stock of a company that manufacturers and distributes outdoor lawn and garden products in exchange for approximately $5,250,000. The purchase is subject to the completion of due diligence, approval by the directors of the Company and the execution and delivery of a stock purchase agreement. The letter of intent terminates, without liability, if the acquisition is not consummated by October 21, 1997.

     The Company is involved in a lawsuit in which it has claimed a competitor has infringed on a product trademark. The competitor has filed a counter-claim in September 1997 seeking unspecified damages. The Company does not believe the outcome of this matter will have a material impact on future operations.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                                             Charged to
                                  Beginning   Costs and     Writeoffs    Ending
                                    Balance    Expenses   of Accounts    Balance
--------------------------------------------------------------------------------

Allowance for Doubtful Accounts
  Year ended June 30, 1995        $   5,000   $   3,000   $  (3,000)   $   5,000
  Year ended June 30, 1996            5,000     167,000     (17,000)     155,000
  Year ended June 30, 1997          155,000     323,000    (164,000)     314,000
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          U.S. Home & Garden Inc.
                                                (Registrant)

                                          By: /s/ Robert Kassel
                                             -------------------------------
                                             Robert Kassel, President

Dated:  September 29, 1997


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                      Title                           Date
     ---------                      -----                           ----

/s/ Robert Kassel            Chairman of the Board            September 29, 1997
------------------------     of Directors, President
Robert Kassel                and Treasurer (Chief
                             Executive and Financial
                             Officer)


/s/ Maureen Kassel
------------------------     Vice-President,                  September 29, 1997
Maureen Kassel               Secretary and Director


/s/ Richard Raleigh
------------------------     Chief Operating Officer          September 29, 1997
Richard Raleigh              and Director


/s/ Lynda Gustafson
------------------------     Vice President -                 September 29, 1997
Lynda Gustafson              Finance (Principal
                             Financial Officer)


/s/ Jon Schulberg
------------------------     Director                         September 29, 1997
Jon Schulberg


/s/ Fred Heiden
------------------------     Director                         September 29, 1997
Fred Heiden