Form 10-Q
period 1997-09-30
US HOME & GARDEN INC
filed 1997-11-12
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                              655 Montgomery Street
                         San Francisco, California 94111
                    (Address of Principal Executive Offices)

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

As of November 7, 1997 there were 15,424,981 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part l. - Financial Information

Item 1. Consolidated Financial Statements

Consolidated balance sheet as of  June 30, 1997
and September 30, 1997 (unaudited)                                          1-2

Consolidated statements of income for the three months
ended September 30, 1996 and 1997 (unaudited)                                 3

Consolidated statements of cash flows for the three months
ended September 30, 1996 and 1997 (unaudited)                               4-5

Notes to consolidated financial statements                                  6-7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.                                       8-13

Part II. - Other Information

Item 1.  Legal Proceedings                                                   14

Item 2.  Changes in Securities                                               14

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   15


                                                                                            U.S. Home & Garden Inc. and Subsidiaries

                                                                                                         Consolidated Balance Sheets

====================================================================================================================================

                                                                                                 June 30,              September 30,
                                                                                                     1997                       1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         (Unaudited)
Assets

Current
   Cash and cash equivalents                                                                  $ 2,083,000                $ 4,832,000
   Accounts receivable, less allowance for doubtful
     accounts and sales returns of $314,000 and $289,000                                       11,542,000                  4,983,000
   Inventories                                                                                  5,254,000                  6,324,000
   Prepaid expenses and other current assets                                                      419,000                    515,000
   Deferred tax asset                                                                             448,000                    727,000
------------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                           19,746,000                 17,381,000

Furniture, fixtures and equipment, net                                                          2,315,000                  2,254,000

Intangible assets
   Excess of cost over net assets acquired, net of
     accumulated amortization of $2,579,000 and $2,973,000                                     41,834,000                 41,491,000
   Deferred financing costs, net of accumulated amor-
     tization of $302,000 and $434,000                                                          1,621,000                  1,489,000
   Product rights, patents and trademarks, net of
     accumulated amortization of $75,000 and $79,000                                              180,000                    176,000
   Non-compete agreement, net of accumulated
     amortization of $22,000 and $29,000                                                          478,000                    471,000
   Package design, net of accumulated amortization
     of $110,000 and $129,000                                                                     251,000                    339,000

Trade credits                                                                                   1,149,000                  1,149,000

Officer receivables                                                                               694,000                    791,000

Other assets                                                                                      207,000                    173,000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                              $68,475,000                $65,714,000
====================================================================================================================================

                                                                        See accompanying notes to consolidated financial statements.

                                                                                                                                   1

                                                                                            U.S. Home & Garden Inc. and Subsidiaries

                                                                                                         Consolidated Balance Sheets


====================================================================================================================================
                                                                                                 June 30,              September 30,
                                                                                                     1997                       1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         (Unaudited)
Liabilities and Stockholders' Equity

Current
   Line of credit                                                                             $         -                $         -
   Current maturities of notes payable                                                          8,990,000                  7,640,000
   Accounts payable                                                                             1,774,000                  2,107,000
   Accrued expenses                                                                             3,983,000                  1,871,000
   Accrued co-op advertising                                                                    1,098,000                    946,000
   Accrued commissions                                                                            859,000                    316,000
   Accrued interest                                                                               261,000                    246,000
   Accrued purchase consideration                                                                 489,000                    978,000
------------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                      17,454,000                 14,104,000

Accrued purchase consideration                                                                    978,000                          -

Deferred tax liability                                                                            547,000                    597,000

Notes payable, less current maturities                                                         17,570,000                 17,000,000
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                              36,549,000                 31,701,000
------------------------------------------------------------------------------------------------------------------------------------

Commitments, contingency and subsequent
   events (Note 4)

Stockholders' equity
   Preferred stock, $.001 par value - shares authorized,
     1,000,000; no shares outstanding                                                                   -                          -
   Common stock, $.001 par value - shares authorized,
     30,000,000; 14,073,000 and 15,395,000 shares issued and
     outstanding at June 30, 1997 and September 30, 1997                                           14,000                     15,000
   Additional paid-in capital                                                                  30,783,000                 33,585,000
   Retained earnings                                                                            1,129,000                    413,000
------------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                     31,926,000                 34,013,000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                              $68,475,000                $65,714,000
====================================================================================================================================
                                                                        See accompanying notes to consolidated financial statements.

                                                                                                                                   2

                                        U.S. Home & Garden Inc. and Subsidiaries

                                               Consolidated Statements of Income


================================================================================

Three months ended September 30,                         1996             1997
--------------------------------------------------------------------------------
                                                            (Unaudited)

Net sales                                           $ 5,523,000     $ 7,025,000

Cost of sales                                         2,607,000       3,522,000
--------------------------------------------------------------------------------

Gross profit                                          2,916,000       3,503,000
--------------------------------------------------------------------------------

Operating expenses
   Selling and shipping                               1,759,000       2,304,000
   General and administrative                         1,505,000       1,659,000
--------------------------------------------------------------------------------

                                                      3,264,000       3,963,000
--------------------------------------------------------------------------------

Loss from operations                                   (348,000)       (460,000)

Other income (expense)
   Investment income                                     26,000          47,000
   Interest expense                                    (563,000)       (853,000)
--------------------------------------------------------------------------------

Loss before income taxes and extraordinary expense     (885,000)     (1,266,000)

Income tax benefit                                      280,000         550,000
--------------------------------------------------------------------------------

Loss before extraordinary expense                      (605,000)       (716,000)

Extraordinary expense of $1,459,000 on debt
   refinancing, net of income taxes of $452,000      (1,007,000)           --
--------------------------------------------------------------------------------

Net loss                                            $(1,612,000)    $  (716,000)
================================================================================

Loss per common share before extraordinary expense  $      (.04)    $      (.05)

Extraordinary expense                                      (.08)           --
--------------------------------------------------------------------------------

Loss per common share                               $      (.12)    $      (.05)
================================================================================

Weighted average common and common equivalent
   shares outstanding                                12,915,000      14,702,000
================================================================================
                    See accompanying notes to consolidated financial statements.

                                                                                            U.S. Home & Garden Inc. and Subsidiaries

                                                                                               Consolidated Statements of Cash Flows

====================================================================================================================================

Increase (decrease) in cash and cash equivalents

Three months ended September 30,                                                                    1996                        1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (Unaudited)
                                                                                             ---------------------------------------
Cash flows from operating activities
   Net loss                                                                                   $ (1,612,000)            $   (716,000)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Extraordinary expense                                                                     1,007,000                     --
       Depreciation and other amortization                                                         390,000                  588,000
       Amortization of deferred financing costs                                                     61,000                  132,000
       Changes in operating assets and liabilities,
         net of assets acquired and liabilities assumed:
           Accounts receivable                                                                   3,835,000                6,558,000
           Inventories                                                                          (1,445,000)              (1,070,000)
           Prepaid expenses and other current assets                                                40,000                  (96,000)
           Accounts payable and accrued expenses                                                   325,000               (2,138,000)
           Other assets                                                                             80,000                   35,000
           Deferred taxes                                                                         (736,000)                (229,000)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                        1,945,000                3,064,000
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Payment for purchase of business, net of cash acquired                                      (20,823,000)                (539,000)
   Payment for non-compete agreement                                                              (500,000)                    --
   Increase in officer receivables                                                                 (42,000)                 (98,000)
   Purchase of furniture, fixtures and equipment                                                   (40,000)                (103,000)
   Purchase of package design                                                                         --                   (108,000)
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                          (21,405,000)                (848,000)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from issuances of stock                                                              5,189,000                2,453,000
   Proceeds from bank line of credit                                                             7,436,000                     --
   Payment on bank line of credit                                                               (7,782,000)                    --
   Proceeds from notes payable                                                                  16,783,000                     --
   Payments of notes payable                                                                      (703,000)              (1,920,000)
   Acquisition finance costs                                                                    (1,399,000)                    --
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                       19,524,000                  533,000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                                   4

                                                                                            U.S. Home & Garden Inc. and Subsidiaries

                                                                                               Consolidated Statements of Cash Flows


====================================================================================================================================

Three months ended September 30,                                                                    1996                        1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (Unaudited)
                                                                                               -------------------------------------
Net increase in cash and cash equivalents                                                         64,000                   2,749,000

Cash and cash equivalents, beginning of period                                                   680,000                   2,083,000
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                       $ 744,000                  $4,832,000
====================================================================================================================================




Three months ended September 30,                                                                    1996                        1997
------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information
   Cash paid for interest, including deferred financing
     costs and extraordinary expense                                                          $2,773,000                   $ 711,000
   Cash paid for taxes                                                                        $    3,000                   $  29,000
====================================================================================================================================

                                                                        See accompanying notes to consolidated financial statements.


                                                                                                                                   5

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1. The accompanying consolidated financial statements at September 30, 1997, and for the three months ended September 30, 1996 and 1997 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented.

2. Refer to the audited consolidated financial statements for the year ended June 30, 1997, for details of accounting policies and accounts.

3. On August 9, 1996, Easy Gardener, Inc., a wholly-owned subsidiary of the Company, acquired all of the outstanding stock of Weatherly Consumer Products Group, Inc. ("Weatherly"), a lawn and garden care company, for 1,000,000 shares of the Company's common stock (valued at $3 per share) and $22,937,321, less an amount required to discharge certain outstanding indebtedness of the acquired company, and adjusted dollar for dollar based upon the ultimate value of the acquired company's net current assets (approximately $2.5 million). The Company operates the acquired company as a subsidiary of Easy Gardener, Inc.

     The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated statement of income since August 9, 1996. The value of intangibles purchased and the excess of the purchase price over the fair value of assets acquired totalled approximately $23 million and will be amortized on a straight line basis over the estimated useful life of thirty years.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Weatherly as if the acquisition had occurred at the beginning of fiscal 1996, after giving effect to certain adjustments, including the amortization of excess costs over assets acquired and the elimination of certain expenses incurred by Weatherly related to the acquisition. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Weatherly had constituted a single entity during such period and is not necessarily indicative of results which may be obtained in the future.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

     Three months ended September 30,                                 1997
     ----------------------------------------------------------------------

     Net sales                                                  $6,265,000
     Net loss before extraordinary expense                      (1,008,000)
     Net loss                                                   (2,606,000)
     Net loss per common share before
       extraordinary expense                                          (.08)
     Net loss per common share                                        (.19)
     ======================================================================

4. In October, 1997, the Company filed a Registration Statement in contemplation of a public offering for 5,100,000 shares of common stock to be sold by the Company and up to an additional 900,000 shares to be sold by certain selling stockholders. Consummation of the public offering is subject to, among other things, approval of the Registration Statement by the Securities and Exchange Commission.

     Subsequent to June 30, 1997, a $350,000 liability was converted into 154,000 shares of common stock.

     Subsequent to June 30, 1997, 1,168,000 warrants to purchase common stock were exercised resulting in net proceeds to the Company of approximately $2,500,000.

     Subsequent to June 30, 1997, the Company granted stock options to acquire 565,000 and 98,000 shares of common stock under its 1997 and 1995 stock option plans.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"Safe Harbor Statement under the Private Securities Litigation Reform Act of
1955:

     Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the Company's growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, the general condition of the economy and other risks detailed in the Company's Securities and Exchange Commission filings.

General

     U.S. Home & Garden Inc. , ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly-owned subsidiaries. Easy Gardener, Inc., ("Easy Gardener"), and Golden West Agri-Products, Inc., ("Golden West"), and through Easy Gardener's wholly-owned subsidiary, Weatherly Consumer Products, Inc., ("Weatherly"). Since 1992, the Company has consummated five acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of over $56 million in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill which in the aggregate, was approximately $44.5 million at September 30, 1997. The Company is currently amortizing such goodwill using the straight-line method over various time periods ranging from 20 to 30 years.

Results of Operations

         The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                                   Percentages of Net Sales
                                                Three months ended September 30,
                                                      1996           1997
                                                --------------------------------

Net sales ...................................         100.0%        100.0%
Cost of sales ...............................          47.2          50.1
                                                      -----         -----
Gross profit ................................          52.8          49.9
Selling and shipping expenses ...............          31.8          32.8
General and administrative expenses .........          27.2          23.6
                                                      -----         -----
Loss from operations ........................          (6.3)         (6.5)
Interest expense ............................         (10.2)        (12.1)
Income tax benefit ..........................           5.1           7.8
Extraordinary expense, net ..................         (18.2)           --
Net loss ....................................         (29.2%)       (10.2%)
                                                      -----         -----

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Net sales. Net sales increased by $1.5 million or 27% to $7.0 million during the three months ended September 30, 1997 from $5.5 million during the comparable period in 1996. The increase in net sales was primarily a result of the August 1996 acquisition of Weatherly and the May 1997 acquisition of the Plasti-Chain line of plastic chain links and decorative edgings, combined with internal growth of the Company's preexisting product lines.

     Gross profit. Gross profit increased by $587,000, or 20%, to $3.5 million for the three months ended September 30, 1997 from $2.9 million during the comparable period in 1996. This increase was due primarily to the Weatherly acquisition. Gross profit as a percentage of net sales decreased to 49.9% during the three months ended September 30, 1997 from 52.8 % during the comparable period in 1996. The decrease in gross profit as a percentage of net sales was primarily attributable to a decrease in sales of higher-margin products.

     Selling and shipping expenses. Selling and shipping expenses increased $545,000 or 31% to $2.3 million during the three months ended September 30, 1997 from $1.8 million during the comparable period in 1996. This increase was primarily the result of an increase in the amount of products shipped, which was a consequence of the acquisition of Weatherly and an increase in sales of preexisting product lines. Selling and shipping expenses as a percentage of net sales increased from 31.8% during the three months ended September 30, 1996 to 32.8% during the comparable period in 1997. This increase was primarily due to additional marketing and advertising on new and existing product lines.

     General and administrative expenses. General and administrative expenses increased $154,000 or 10%, to $1.7 million during the three months ended September 30, 1997 from $1.5 million during the comparable period in 1996. This increase was primarily due to increased amortization of goodwill as a result of the acquisition of Weatherly. As a percentage of net sales, general and administrative expenses decreased from 27.2% during the three months ended September 30, 1996 to 23.6% during the comparable period in 1997. This improvement is primarily due to the closing of the Weatherly administrative offices in February 1997 and the integration of certain administrative functions into the Company's existing infrastructure.

     Loss from operations. Loss from operations increased by $112,000 or 32% to $460,000 during the three months ended September 30, 1997 from $348,000 during the comparable period in 1996. The loss from operations in actual dollars was primarily due to the seasonal nature of the Company's business. The increase in the loss for the 1997 period was primarily attributable to the increased general and administrative costs resulting from increased amortization of goodwill and, to a lesser extent, increased marketing expenses. As a percentage of net sales, loss from operations increased to 6.5% for the three months ended September 30, 1997 from 6.3% in during the comparable period in 1996.

     Interest expense. Interest expense increased by $290,000 or 52% to $853,000 during the three months ended September 30, 1997, from $563,000 during the comparable period in 1996. The increase in interest expense is primarily related to the interest associated with the increase in term debt associated with the Weatherly acquisition, which was partially offset by a decrease in the Company's effective borrowing rate.

     Income taxes. Income tax benefit increased to $550,000 during the three months ended September 30, 1997 from $280,000 during the comparable period in 1996 primarily due to the increase in the Company's effective tax rate. The Income tax benefit is based upon the Company's estimated effective income tax rate for the year.

     Extraordinary expense, net. In connection with the acquisition of Weatherly in August 1996, the Company refinanced its term debt and its revolving line of credit. As a result of its refinancing, the Company was required to record an extraordinary expense of $1.0 million, net of tax benefits of $452,000, during the three months ended September 30, 1996. The expense consisted of deferred finance costs at June 30, 1996 net of accumulated amortization, plus prepayment penalties.

     Net loss. Net loss decreased by $896,000 or 56%, to $716,000 during the three months ended September 30, 1997 from $1.6 million during the comparable period in 1996. This decrease was attributable to the $1.0 million extraordinary expense incurred in the 1996 period due to the refinancing. Net loss per common share decreased $0.07 to $(.05) during the three months ended September 30, 1997 from $(.12) during the comparable period in 1996. The decrease was primarily attributable to an extraordinary expense of approximately $0.08 per common share incurred during the 1996 period.

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

     Sales of the Company's agriculture products, which were not material during the three months ended September 30, 1997, are also seasonal. Most shipments occur during the agriculture cultivation period from March through October.

Liquidity and Capital Resources

     Since inception, the Company had financed its operations primarily through cash generated by operations, net proceeds from the Company's private and public sales of securities and borrowings from lending institutions.

     At September 30, 1997, the Company had consolidated cash and short-term investments totaling $4.8 million and working capital of $3.3 million. At June 30, 1997, the Company had consolidated cash and short-term investments totaling $2.1 million and working capital of $2.3 million. This increase in working capital was due primarily to the warrants exercised to purchase common stock which resulted in net proceeds to the Company of $2.5 million during the three months ended September 30, 1997.

     Net cash provided by operating activities during the three months ended September 30, 1997 was $3.1 million, consisting primarily of a decrease in accounts receivable plus depreciation and amortization, offset in part by an increase in accounts payable and an increase in inventory. Net cash used in investing activities during the three months ended September 30, 1997 was $848,000, consisting primarily of cash used for the additional purchase price for Easy Gardener, Inc.

     Net cash provided by financing activities during the three months ended September 30, 1997 was $533,000, consisting of the $2.45 million from the exercise of warrants to purchase Common Stock, offset in part by $1.9 million payments of outstanding notes payable.

     At September 30, 1997, the Company had consolidated term debt of $24.6 million which includes debt incurred pursuant to the refinancing and consists of three outstanding term loans of $18.6 million, $2.25 million and $3.8 million.

     In connection with the acquisition of Weatherly, Easy Gardener entered into a credit agreement (the "Credit Agreement") with certain institutional lenders (the "Lenders"). Pursuant to the Credit Agreement, the Lenders have provided the Company with the following revolving credit and term loan facilities:

     (a) Revolving Credit Facility: the maximum amount available for borrowing under the revolving credit facility (the "Revolving Credit Facility") from time to time is equal to the lesser of $13.0 million and a borrowing base determined by reference to specified percentages of Easy Gardener's consolidated accounts receivable and inventory deemed to be "eligible" by the Lenders. As of September 30, 1997 based on this formula, $3.8 million was available for borrowing and no amount was outstanding. In April 1997, the Revolving Credit Facility was amended to provide the Company with an additional $3.0 million in available borrowing during the months of February, March, April and May of each fiscal year. Any additional borrowing must be paid by May 31 of the year in which borrowed. This additional increase is for the working capital needs during the peak season months and has the same "eligibility" requirements as the original amount.

     Revolving credit loans bear interest at an annual rate chosen by Easy Gardener based on the prime rate of one of the lenders or the London Inter-Bank Offered Rate ("LIBOR") plus an applicable marginal rate. Under certain circumstances, outstanding prime rate loans may be converted to LIBOR rate loans at the Company's option. At September 30, 1997, the annual rate for borrowings under the Revolving Credit Facility was 9.75%. The Revolving Credit Facility expires on June 30, 2002 (the "Expiration Date") and all outstanding revolving credit loans are then due. In addition, for a 10-day period in August of each year, all outstanding revolving credit loans must be paid and no revolving credit loans may be borrowed. Revolving credit loans maybe prepaid at any time. However, if Easy Gardener elects to terminate the Revolving Credit Facility prior to the Expiration Date, the outstanding balance must be prepaid together with a premium of from 1% to 2% of the "Average Yearly Loan Balance" (as defined in the Credit Agreement) under the Revolving Credit Facility.

     (b) Term Loan Facility: Pursuant to this facility, Easy Gardener obtained three term loans (the "Term Loans" ), one in the principal amount of $23 million ("Term Loan I"), $18.6 million of which was outstanding at September 30, 1997, one in the principal amount of $2.25 million ("Term Loan II"), all of which was outstanding at September 30, 1997, and one in the principal amount of $3.8 million ("Term Loan III" ), all of which was outstanding at September 30, 1997. Term Loan I and II mature on the Expiration Date. Term Loan III was repaid in full and expired in November 1997. Term Loans I and II are payable in quarterly installments of principal, commencing as to Term Loan I in September 1996 and as to Term Loan II in September 1998. Term Loan I bears interest, at the election of Easy Gardner, at the adjusted prime rate or LIBOR rate described above, and Easy Gardner may from time to time, subject to certain restrictions, convert Term Loan I from a prime rate loan to a LIBOR rate loan. At September 30, 1997 the effective annual rate of interest for Term Loan I was 9.75%. Term Loan II bears interest at a floating rate equal to the prime rate of one of the lenders plus 6%. At September 30, 1997 the annual rate of interest for Term Loan II was 14.5%. The annual rate of interest for Term Loan III was 12% with interest payable monthly in arrears. Interest on Term Loan I and II is payable monthly in arrears on prime rate loans and at the end of the interest period for a LIBOR rate loan if the interest period is three months or less or on the last day of each three-month interval during the interest period if it is longer than three months. If Easy Gardener elects to pay Term Loan I in full at any time prior to the Expiration Date, Easy Gardener is also obligated to pay a premium of from 1% to 2% of the amount pre-paid. Term Loan I is subject to certain mandatory prepayments of principal from "excess cash flow" (as defined in the Credit Agreement) of Easy Gardener and certain net proceeds of asset sales, condemnation awards and insurance recoveries. Mandatory prepayment of principal of Term Loan I on account of "excess cash flow", if any, will be due in October of the following of fiscal year. No mandatory prepayment was due in October 1997.

     Easy Gardener's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable under the Revolving Credit Facility and the Term Loans is secured by substantially all of the assets of Easy Gardner and its subsidiaries and the irrevocable guaranties of the Company and Easy Gardener's subsidiaries. Upon the occurrence of an event of default specified in the Credit Agreement, the maturity of the outstanding principal amounts of the Revolving Credit Facility and the Term Loans may be accelerated by the lenders who may also foreclose on the secured assets of Easy Gardener and its subsidiaries.

     Under the Credit Agreement (a) Easy Gardener is required, among other things, to comply with certain limitations on incurring additional indebtedness, liens, guaranties, capital and operating lease expenses in excess of a specified amount per year, and sales of assets and payment of dividends and (b) Easy Gardener and the Company must comply with certain limitations on merger, liquidations, changes in business, investments, loans and advances, or certain acquisition of subsidiaries. In addition, Easy Gardener must comply with certain minimum interest coverage, debt service and fixed charge rates, not permit its Net Worth (as defined in the Credit Agreement) to be less than certain amounts and generate certain minimum amounts of income before interest, expenses, taxes, depreciation and amortization. A violation of any of these covenants constitutes an event of default under the Credit Agreement.

     The Company believes that its operations will generate sufficient cash flow to service the debt incurred in connection with its prior acquisitions. However, if such cash flow is not sufficient to service such debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all.

     As of September 30, 1997, the Company had a deferred tax liability of $597,000 and a deferred tax asset of $727,000 (net of a $265,000 valuation allowance), the majority of which relates to the tax benefit associated with the accumulated net operating losses of approximately $2.2 million for federal income tax purposes which expire in 2011. For California income tax purposes, the Company accumulated net operating losses of approximately $2.8 million which expire at various times through 2001. Based upon the estimated taxable income to be apportioned to California over the next few fiscal years and considering the expiration date of the net operating loss carryovers, the Company has established a valuation reserve relating to a majority of the estimated $265,000 tax benefit associated with the California net operating loss carryovers.

     In January 1997, the Company borrowed $550,000 in the aggregate from certain lenders. The loans were used to satisfy short term working capital requirements. In July 1997, the Company repaid $200,000 of the loans and $350,000 was converted into 154,000 shares of Common Stock.

     In May 1997, the Company purchased from Plastic Molded Concepts, Inc. certain assets relating to its Plasti-Chain Line of products for approximately $4.3 million. The purchase price was paid for through the use of the Revolving Credit Facility and Term Loan III.

     In connection with the Company's acquisition of Weatherly, the former stockholders of Weatherly entered into an agreement to indemnify the Company against any tax liabilities relating to periods prior to the acquisition. If any such tax liabilities arise the Company would be required to make the payments to the appropriate tax authority and, in turn, seek reimbursement from the Weatherly stockholders under their indemnification agreement. The Internal Revenue Service ("IRS") is currently examining certain Weatherly tax returns covering periods prior to the acquisition. There can be no assurance that if the Company is required to make payments to the IRS or any other tax authority it will be able to receive such amounts from the former Weatherly stockholders. The Company believes that any payment it may be required to make will not have a material adverse effect on its financial condition.

     The Company has recently filed a Registration Statement in contemplation of a public offering for 5,100,000 shares of common stock to be sold by the Company and up to an additional 900,000 shares to be sold by certain selling stockholders. The public offering is subject to approval of the Registration Statement by the Securities and Exchange Commission.

     The Company anticipates spending approximately $4.0 million ($3.25 million of which is expected to come from the proceeds of the Company's proposed public offering), including anticipated use of a portion of existing trade credits, in the fiscal year ending June 30, 1998 on a combination of media development, print, radio and television advertising, co-operative advertising (advertising done in conjunction with retailers), and attendance at trade shows and public relations to promote awareness, understanding and brand identification of its lawn and garden products.

                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings

          In response to a claim for trademark infringement filed July 30, 1997 by Easy Gardener against Dalen Products, Inc. ("Dalen") in the United States District Court for the Western Districe of Texas, Waco Division, Dalen filed a counterclaim against Easy Gardener and a third party complaint against the Company. Dalen alleges, among other things, that the Company and Easy Gardener monopolized or attempted to monopolize the market for landscape fabrics; that the Company and Easy Gardener tortiously interfered with Dalen's contractual and prospective contractual relationships; and that Easy Gardener infringed upon a Dalen trademark, deceptively advertised the thickness of one of its products, and misrepresented the porosity of a Dalen product. Dalen's counterclaim and third party complaint seek an award of unspecified damages and the entry of unspecified injunctive relief.


Item 2    Changes in Securities

          During the quarter ended September 30, 1997, the Company issued to certain of its officers, employees and certain consultants and advisors under its 1995 and / or 1997 Stock Option Plan five years options to purchase (I) an aggregate of 598,000 shares of its common stock at an exercise price of $3.25 per share and (II) an aggregate of 65,000 shares of its common stock at an exercise price of $3.84 per share. The options were granted in private transactions which were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder.

Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits


          27   Financial Data Schedule (for SEC use only)

          b. No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated November 10, 1997

                                                U.S. HOME & GARDEN INC.
                                                       (Registrant)


                                              /s/  Robert Kassel
                                              ----------------------------------
                                              President, Chief Executive Officer
                                              and Treasurer


                                              /s/  Lynda Gustafson
                                              ----------------------------------
                                              Vice President of Finance
                                              (Principal Accounting Officer)