Form 10-K/A
period 1997-06-30
US HOME & GARDEN INC
filed 1997-11-14
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------


                                   FORM 10-K/A
                                (Amendment No. 1)


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

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


     The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the closing sale price) on November 7, 1997 was approximately $66,700,000.

     As of November 7, 1997, 15,424,981 shares of the Registrant's Common Stock, par value $.001 per share were outstanding.


     Documents Incorporated By Reference: None

                                     Part I.


Item 1. Business


     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights and the general condition of the economy and its effect on the securities markets and other risks detailed in the Company's other filings with the Securities and Exchange Commission.


General


     The Company is a leading manufacturer and marketer of a broad range of consumer lawn and garden products. The Company's products include weed preventive landscape fabrics, fertilizer spikes, decorative landscape edging, shade cloth and root feeders, which are sold under recognized brand names such as WeedBlock(R), Jobe's(R), Emerald Edge(R), Shade Fabric(TM) and Ross(R). The Company believes that it has significant market share and favorable brand-name recognition in several of these product categories. The Company markets its products through most large national home improvement and mass merchant retailers ("Retail Accounts"), including Home Depot, Lowe's, Kmart, Wal-Mart, Builder's Square and Home Base.

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

Lawn and Garden Industry

     Historically, the lawn and garden industry was comprised of relatively small regional manufacturers and distributors whose products were sold to consumers primarily through local nurseries and garden centers. As the industry has grown, national home improvement and mass merchant retailers have replaced many of these local garden centers as the primary retail source for lawn and garden products. In an effort to improve operating margins and reduce the number of vendors needed to source high volume lawn and garden products, the preference among Retail Accounts has shifted towards single source suppliers that offer broad product lines of consumer brand-name merchandise and the product support necessary to stimulate consumer demand and ensure timely and cost effective order fulfillment. Smaller regional suppliers generally lack the capital and other resources necessary to offer the variety and number of product lines, the product support and the inventory stocking and tracking capabilities required by home improvement and mass merchant retailers.

     According to the 1996-1997 National Gardening Survey conducted by the Gallup organization, 1996 retail sales of lawn and garden products were approximately $22 billion, and 64% of the approximately 101 million households in the United States participated in some form of gardening activity during 1996. In addition, sales growth in the lawn and garden industry is being driven in part by the aging of the "baby boomer" consumer segment. According to the National Gardening Survey, persons 50 years of age and older spent an average of $400 per household on lawn and garden activities in 1996.

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


o Easy Gardener, Inc. A manufacturer of multiple fabric landscaping products including WeedBlock(R), which was acquired in September 1994 for approximately $21.3 million consisting of $8.8 million in cash, a $10.5 million promissory note and two convertible notes in the principal amount of $1.0 million. Approximately $2.2 million of additional purchase price was contingent on Easy Gardener meeting certain income requirements. A total of approximately $1.2 million of the additional amount has been paid to date and the remaining $1.0 million is payable in the fiscal year ending June 30, 1999.

o Emerald Products LLC. A manufacturer of decorative landscape edging which was acquired in August 1995 for $835,000 in cash and a $100,000 promissory note.

o Weatherly Consumer Products Group, Inc. ("Weatherly") A manufacturer of fertilizer spikes and other lawn and garden products, which was acquired in August 1996 for 1,000,000 shares of Common Stock valued at $3.0 million and approximately $22.9 million in cash.

o Plasti-Chain Product Line. A product line of plastic chain links and decorative edgings was acquired from Plastic Molded Concepts, Inc. in May 1997 for approximately $4.3 million in cash.


     In addition, the Company has entered into a non-binding letter of intent to purchase a manufacturer and distributor of outdoor lawn and garden products for approximately $14.0 million, subject to increase or decrease based upon certain net current assets of the seller to be acquired. There can be no assurance that the acquisition will be consummated.


Products

     Landscape Fabric. The Company markets different types of landscape fabric in varying thicknesses and strengths under the trade names WeedBlock(R), WeedBlock 6(TM), MicroPore(R), Pro WeedBlock(TM) and Weedshield(TM). Landscape fabrics allow water, nutrients and oxygen to filter through to the soil but prevent weed growth by blocking sunlight, preventing seeds from germinating. The Company's primary landscape fabrics are made from non-woven fabrics which are generally manufactured with extruded polymers, pressed or vacuum formed into thin sheets having the feel and texture of light plastics. For the fiscal years ended June 30, 1995, 1996 and 1997, sales of landscape fabrics represented 71%, 69% and 44%, respectively, of the Company's net sales.

     Fertilizer, Plant Food and Insecticide Spikes. Fertilizer spikes deliver plant food nutrients directly to the root of the plant, an alternative method of maintaining plant health to surface-delivered liquid or solid fertilizers. Some of the Company's fertilizer spikes have the added feature of containing an insecticide for the control of unwanted insects. The Company markets a variety of indoor and outdoor specialty fertilizer and plant food spikes primarily under the Jobe's(R) tradename, one of the most recognized brands in the consumer lawn and garden industry. For the fiscal year ended June 30, 1997, sales of fertilizer, plant food and insecticide spikes represented approximately 24% of the Company's net sales.

     Fertilizers and Root Feeders. The Company markets fertilizers under the Ross(R) trade name. The Ross fertilizer, when applied through a Ross Root Feeder, a long steel irrigation tube with hose connector that is inserted deep into the ground, provides the homeowner with a means of deep feeding and irrigating trees and shrubs. The Ross Root Feeder may also be used without fertilizer as a deep watering device.

     Landscape Edging. The Company markets a variety of resin-based decorative landscape edgings, under trade names including Emerald Edge(R) and Terra Cotta Tiles. The Company's decorative edgings are used by consumers to define the perimeter of planting areas with a variety of designs which include stone, log, terra cotta tiles and picket fences. The Company recently acquired the Plasti-Chain line of products, which included additional styles of decorative landscape edgings.

     Shade Cloth. The Company markets shade cloth fabrics in a variety of sizes and colors. Shade cloth is utilized generally in conjunction with some type of outdoor structure such as a patio veranda, and provides shade, privacy or protection from wind for people, plants and pets. The Company markets shade cloth fabrics as an exclusive United States retail distributor of a shade cloth manufacturer pursuant to an agreement that expires on September 30, 1998 (unless renewed by the Company for an additional two year period).

     Other Products. In addition to landscape fabrics, fertilizer, plant food and insecticide spikes, root feeders, landscape edging and shade cloth, the Company also sells complementary lawn and garden products for the home gardener. The products include a line of animal repellents that are formulated to deter dogs, cats, deer and rabbits from destroying garden and landscape environs, a variety of protective plant and tree covers, bird and animal mesh blocks, protective garden and tree netting to prevent animal damage, synthetic mulch and fabric pegs.

     Agricultural Products. The Company, through Golden West, manufactures and distributes certain humic acid-based agricultural products for use on farms and orchards. Golden West generally sells its products to agricultural distributors, which in turn market Golden West's products to farms and orchards. The principal agricultural products manufactured or distributed by the Company are:
Energizer(R) -a formulation of humic acids which, when applied in conjunction with liquid fertilizers, permits crops to absorb a greater amount of the nutrients in the fertilizer; Penox(R) - a surfactant, or penetrating wetting agent, that contains humic acid which, when applied in conjunction with herbicides, defoliants and other agricultural products, increases their effectiveness and Powergizer(R) - a foliar nutrient, or plant food, containing humic acid which promotes growth and vigor in many types of crops. Sales of the Company's agricultural products accounted for less than 2% of the Company's net sales in fiscal 1997.

Conversion, Manufacturing and Supply

     Lawn and Garden Products


     Except for the materials for WeedBlock, which are obtained from a single source, the basic materials for the Company's lawn and garden products are purchased from a variety of suppliers. All of such materials are converted, packaged and shipped by the Company from either its Waco, Texas facility or its Paris, Kentucky facility.

     The Company purchases all of the landscape fabric used to manufacture WeedBlock from Tredegar Industries, Inc. ("Tredegar"). The Company purchases large rolls of various types of landscape fabric from Tredegar for shipment to its Waco, Texas facility where it sizes, cuts and packages the fabric for consumer sale. Although the Company has purchased all of its supply from Tredegar for over 10 years and believes that its relationship with Tredegar is good, Tredegar is free to terminate its relationship with the Company at any time and accordingly could market its fabrics to other companies, including competitors of the Company. Nevertheless, the Company owns the registered trademark "WeedBlock" and to the extent that it establishes alternative supply arrangements, its rights to market products under the WeedBlock(R) brand name would continue without restriction.

     The Company manufactures and packages its Jobe's fertilizer spikes at its Paris, Kentucky facility. The raw materials that comprise the Company's indoor fertilizer spikes are mixed with a binding agent and then passed through an extrusion process which feeds a continuous strand of fertilizer through a heat-drying system. The strand is then cut into ready-to-use fertilizer spikes which are then machine counted and packaged into shelf-ready blisterpacks. The Company's outdoor fertilizer spikes are manufactured in a similar manner except rather than passing through an extrusion process, the outdoor spikes are processed through molds which shape the spikes into their final form. The outdoor spikes' are packaged in either a foil pouch, bag or box.

     The specifics for the Company's landscape edging, shade cloth and root feeder products and packaging are designed by the Company and independent design consultants. The products are then manufactured and packaged by third party manufacturers according to the Company's specifications.

     Agricultural Products

     The Company does not own or lease any manufacturing facilities for its agricultural products. Substantially all of the Company's humic acid-based agricultural products, Energizer, Penox and Powergizer, are processed by Western Farm Services, Inc. ("Western Farm") pursuant to purchase orders placed by the Company from time to time in the ordinary course of business. Furthermore, the Company, through Western Farm, has an open purchase order arrangement with an entity which supplies it with leonardite ore, a source of humic acid used in its agricultural products.

Customers

     The Company's customers include home improvement centers, mass merchandisers, hardware stores, nurseries and garden centers and other retail channels throughout the United States. The Company's three largest customers for fiscal 1997, Home Depot, Lowes and K-Mart, accounted for approximately 26%, 10% and 7%, respectively, of its net sales during such year. During fiscal 1996, sales to Home Depot, Lowe's, K-Mart and Builder's Square accounted for 27%, 9%, 7% and 5%, respectively, of the Company's net sales. During fiscal 1995, sales to Home Depot, K-Mart, Builder's Square and Lowe's accounted for approximately 27%, 9%, 7%, and 6%, respectively, of the Company's net sales. The Company's ten largest customers as a group accounted for 74% and 65% of its net sales during fiscal 1996 and 1997, respectively. Sales to such customers are not governed by any contractual arrangement and are made pursuant to standard purchase orders. While the Company believes that relations with its largest customers are good, the loss of any of these customers could have an adverse effect upon the results of operations of the Company.

     The Company's sales are concentrated in the United States, with international sales (primarily in Europe and Canada), accounting for less than 2% of the Company's net sales for fiscal 1996 and fiscal 1997. The Company is currently attempting to develop relationships with distributors outside of the United States.

Sales and Marketing

     The Company's sales efforts are coordinated by its national sales manager, whose duties include overseeing key accounts and directing the activities of the Company's six regional sales managers. Because of the service oriented nature of the Company's business, the national and regional sales managers devote a substantial amount of their time to servicing and maintaining relationships with the Company's largest customers in addition to managing the overall sales operations. The Company also utilizes the services of approximately 25 non-exclusive independent sales organizations, on a commission basis, who are responsible primarily for sales to customers not serviced regularly by the regional sales managers. Sales of the Company's agricultural products are coordinated primarily by two full-time employees who are compensated on a salary plus commission basis.


     The Company's marketing activities are coordinated by its marketing manager. The marketing manager designs and develops the Company's distinctive packaging and point-of-sale displays and oversees, among other things, the Company's advertising campaigns, which are created and placed by advertising and public relations firms.

     The Company expects that its lawn and garden products will continue to be marketed by retailers primarily through the use of special displays and in-store consumer promotions in Retail Accounts, hardware stores, nurseries and garden centers. In addition, the Company believes that a substantial portion of lawn and garden sales are impulse driven and not overly price sensitive. Therefore, the Company seeks to increase consumer awareness, understanding and brand identification of its products through its distinctive packaging and point-of-sale displays. Retail Accounts and the Company's other customers receive the Company's products in packaging that is easily displayed. The retail product packaging is informative to the end-user and incorporates attention getting, eye-pleasing color schemes. The Company also tailors its displays to the evolving needs of retailers. Because many home improvement and mass merchant retailers maintain outdoor sales areas for their lawn and garden products, the Company utilizes waterproof displays for many of its products. In addition, the Company meets the specific needs of many of its larger customers by tailoring the size of its displays to the dimensions requested by such customers. The Company's independent sales representatives periodically visit individual retail outlets to assist Retail Accounts in achieving innovative and optimal use of the Company's distinctive store displays.

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


     The Company anticipates spending approximately $4.0 million, including anticipated use of a portion of existing trade credits, in the fiscal year ending June 30, 1998 on a combination of media development, print, radio and television advertising, cooperative advertising (advertising done in conjunction with retailers), attendance at trade shows and public relations to promote awareness, understanding and brand identification of its lawn and garden products.

     The Company intends to utilize a substantial portion of its marketing budget for the fiscal year ending June 30, 1998 on the enhancement of brand-name recognition of the Jobe's product line. There can be no assurance that any attempt to increase such recognition will be successful or have any favorable effect on the Company's net sales.

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

     Sales of the Company's agricultural products are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

Inventory and Distribution

     In order to meet product demand, the Company keeps relatively large amounts of product inventory on hand, particularly from December to May, the months of highest demand. Despite maintaining these relatively high levels of inventory, the Company has historically experienced minimal inventory obsolescence. Retail Accounts generally require delivery within five business days. Orders are normally processed within 48 hours and shipped by common carrier.
Competition

     The consumer lawn and garden care market generally is highly competitive and somewhat fractionalized, with no single dominant competitor. The Company competes with a combination of national and regional companies ranging from large agri-chemical companies to garden catalog businesses and companies specializing in the manufacture of lawn and garden care products. Several of such companies, such as Solaris Group, a division of Monsanto Company, and the Scotts Miracle-Gro Products Company, Inc. have captured a significant and in some case controlling, share of such markets. Many of the Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in frequent and extensive advertising and promotional programs, both generally and in response to efforts by other competitors entering the market or existing competitors introducing new products. Many of these companies have substantially greater financial, technical, marketing and other resources than the Company.


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

     Among the Company's competitors in the lawn and garden market for the Jobe's(R) Spike line of fertilizer and insecticide products are large agri-chemical companies such as Solaris Group and Scotts Miracle-Gro Products, Inc. Competition for the Company's agricultural products consist of other manufacturers of products that are humic acid based but that utilize formulas that are different from Golden West's. These competitors include American Colloid Company, Monterey Chemical Corporation and Custom Chemicide Inc. The Company competes with a variety of regional lawn and garden manufacturers in the markets for landscape edging, shade cloth, and root feeders.


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


     The distribution and sale of pesticides is subject to regulation by the U.S. Environmental Protection Agency ("EPA") pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), as well as regulation by many states in a manner similar to FIFRA. Under FIFRA and similar state laws, all pesticides must be registered with the EPA and the state and must be approved for their intended use. FIFRA and state regulations also impose other stringent requirements on the marketing of such products. Moreover, many states also impose similar requirements upon products marketed for use as fertilizing materials, which are not typically regulated under FIFRA. Failure to comply with the requirements of FIFRA and state laws that regulate marketing and distribution of pesticides and fertilizers could result in the imposition of sanctions, including, but not limited to, suspension or restriction of product distribution, civil penalties or criminal sanctions.


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

     Environmental Regulation


     The Company's manufacturing operations are subject to various evolving federal, state and local laws and regulations relating to the protection of the environment, which laws govern, among other things, emissions to air, discharges to ground, surface water, and groundwater, and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require manufacturers to obtain permits for these emissions and discharges. Failure to comply with environmental laws or to obtain, or comply with, the necessary state and federal permits can subject the manufacturer to substantial civil and criminal penalties. Easy Gardener and Weatherly each operates one manufacturing facility. Although the Company believes that all of its facilities are in substantial compliance with all applicable material environmental laws, it is currently investigating whether it needs two permits for its Waco, Texas facility. Although the Company believes that it will not be subject to penalties for failure to obtain a permit if one is needed, there can be no assurance that penalties will not be assessed. Furthermore, it is possible that there are material environmental liabilities of which the Company is unaware. If the costs of compliance with the various existing or future environmental laws and regulations, including any penalties which may be assessed for failure to obtain necessary permits, exceed the Company's budgets for such items, the Company's business could be adversely affected.

     Potential Environmental Cleanup Liability

     The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and many similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been discharged, as well as on persons who generate, transport, or arrange for disposal of hazardous wastes at a particular site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located. Easy Gardener and Weatherly each operate a manufacturing facility. Moreover, the Company or its predecessors have owned or operated other manufacturing facilities in the past and may have liability for remediation of such facilities in the future, to the extent any is required. In this regard, Weatherly previously owned a facility that was the subject of certain soil remediaton activities. Although this facility was sold by Weatherly prior to the Company's acquisition of Weatherly, there can be no assurance that the company will not be liable for any previously existing environmental contamination at the facility. Moreover, although the purchaser of the facility indemnified Weatherly for any environmental liability and the sellers of Weatherly, in turn, indemnified the Company from such liability, there can be no assurance that, if required, the indemnifying parties will be able to fulfill their respective obligations to indemnify the Company. Furthermore, certain business operations of the Company's subsidiaries also involve shipping hazardous waste off-site for disposal. As a result, the Company could be subject to liability under these statutes. The Company could also incur liability under CERCLA or similar state statutes for any damage caused as a result of the mishandling or release of hazardous substances owned by the Company but processed and manufactured by others on the Company's behalf. As a result, there can be no assurance that the manufacture of the products sold by the Company will not subject the Company to liability pursuant to CERCLA or a similar state statute. Furthermore, there can be no assurance that Easy Gardener or Weatherly will not be subject to liability relating to manufacturing facilities owned or operated by them currently or in the past.

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

     In connection with its acquisition of the assets of Easy Gardener Inc. ("EGI") in September 1994, the Company acquired certain trademarks and copyrights used by EGI in connection with its business including, but not limited to, the trademarks, WEEDBLOCK(R), EASY GARDENER(R), WEEDSHIELD(TM), MICROPORE(R) and BIRDBLOCK(R). In connection with its acquisition of Weatherly Consumer Products Group, Inc. ("Weatherly") in August 1996, Easy Gardener acquired certain patents, as well as certain copyrights and trademarks used in connection with Weatherly's business including, but not limited to, Jobe's(R), Ross(R), Green Again(R), Gro-Stakes(R), Tree Gard(R) and XP-20(R). The Company also acquired certain patents and trademarks when it acquired the assets of Emerald Products, LLC and also acquired certain trademarks in connection with its purchase of the Plasti-Chain line of products from Plastic Molded Concepts, Inc. Although the Company does not believe that its trademarks violate the proprietary rights of others, there can be no assurance that the Company's marks do not and will not violate the proprietary rights of others, that the Company's marks would be upheld if challenged or that the Company would not be prevented from using its marks, any of which could have an adverse effect upon the Company. See "Item 3 -- Legal Proceedings."


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

Employees


     As of October 31, 1997 the Company had 125 full-time employees. Of such employees, three are executive officers of the Company, 19 were engaged in administration and finance, 14 were engaged in sales and marketing, 16 were engaged in warehouse, shipping and receiving and 73 were engaged in production. An additional 17 part-time employees were engaged in production. None of the Company's employees are covered by collective bargaining agreements. The Company believes that it has a good relationship with its employees.


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


     Easy Gardener leases approximately 200,000 square feet of office and warehouse space in Waco, Texas for which the Company pays $17,918 per month in rent which will increase to $18,544 per month in February 1998, pursuant to a lease agreement that expires on February 28, 2001. Easy Gardener's facilities contain landscape fabric converters, packaging equipment and warehouse and shipping facilities.


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

Statement of Income Data:


                                                                                 Year Ended June 30,
                                             ------------------------------------------------------------------------------------
                                                  1993              1994              1995              1996              1997
                                             ------------      ------------      ------------      ------------      ------------
Net sales ................................   $      2,910      $      3,063      $     19,692      $     27,031      $     52,046

Cost of sales ............................          1,508             1,455             9,151            12,670            23,649
                                             ------------      ------------      ------------      ------------      ------------
Gross profit .............................          1,402             1,608            10,541            14,361            28,397

Selling, general and
administrative expenses ..................          1,826             6,786             7,152            10,612            17,745
                                             ------------      ------------      ------------      ------------      ------------
Income (loss) from
operations ...............................           (424)           (5,178)            3,389             3,749            10,652

Other income (expense) ...................            (45)              (41)           (1,776)           (1,940)           (3,262)
                                             ------------      ------------      ------------      ------------      ------------

Income tax (expense) benefit .............           --                --                 (38)              715            (3,200)
Income (loss) before
extraordinary expense ....................           (469)           (5,219)            1,575             2,524             4,190
                                             ------------      ------------      ------------      ------------      ------------
Extraordinary expense, net ...............            389              --                --                --              (1,007)
                                             ------------      ------------      ------------      ------------      ------------
Net income (loss) ........................   $        (80)     $     (5,219)     $      1,575      $      2,524      $      3,183
                                             ============      ============      ============      ============      ============
Income (loss) per share
before extraordinary expense .............   $       (.22)     $      (1.31)     $        .19      $        .25      $        .26(1)

Net income (loss) per share ..............   $       (.04)     $      (1.31)     $        .19      $        .25      $        .20(1)
Weighted average number of
common and common
equivalent shares outstanding ............      2,177,968         3,980,318         8,376,000        10,206,000        17,908,000(1)


Balance Sheet Data:

                                                                                             June 30,
                                                            ------------------------------------------------------------------------
                                                              1993           1994              1995           1996            1997
                                                            -------         -------          -------         -------         -------
Working capital (deficiency) ......................         $   607         $  (347)         $ 3,326         $ 5,328         $ 2,642
Intangible assets, net ............................           2,858           2,046           16,692          17,167          44,364
Total assets ......................................           5,977           5,654           28,140          33,584          68,475
Short-term debt ...................................           1,134             594            2,200           3,650           8,990
Total liabilities .................................           2,150           2,504           12,800          14,214          36,549
Stockholders' equity ..............................           3,827           3,150           15,399          19,370          31,926

--------

(1) The income per share calculations for fiscal 1997 are based upon the modified treasury stock method and includes 13,695,000 weighted average common shares outstanding and 4,213,000 common shares issuable from the exercise of outstanding options and warrants for fiscal 1997. The calculation assumes that all outstanding options and warrants have been exercised and the proceeds from such exercises have been used to purchase certain treasury shares of common stock and retire outstanding indebtedness. The retirement of the outstanding indebtedness and related reduction in interest expense is assumed to increase net income by $450,000 to $3.6 million. See Note 14 to Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General


     The Company manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly-owned subsidiaries, Easy Gardener and Golden West, and through Easy Gardener's wholly-owned subsidiary, Weatherly. Since 1992, the Company has consummated five acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of over $56 million in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $44.4 million at June 30, 1997. The Company is currently amortizing such goodwill, using the straight-line method over various time periods ranging from 20 to 30 years and amortization expenses for the fiscal year ended June 30, 1997 were $1.3 million or $0.7 per share. See "Summary of Accounting Policies - Intangible Assets" and Note 1 to Notes to Consolidated Financial Statements.

     The Company's results of operations for the fiscal year ended June 30, 1997 were significantly affected by the acquisition of Weatherly in August 1996. In connection with the acquisition of Weatherly, the Company's outstanding notes payable were refinanced and replaced with a new line of credit (the "Refinancing"). As a result of the Refinancing, the Company was required to record an extraordinary expense of $1.0 million, net of tax benefits, for the fiscal year ended June 30, 1997, which expense consisted of the write-off of deferred finance costs at June 30, 1996 plus prepayment penalties. Such extraordinary expense reduced the Company's net income per share for fiscal 1997 by $.06, from $.26 to $.20. See Notes 13 and 14 to Notes to Consolidated Financial Statements.

     The Company experienced net sales growth of 37% from fiscal 1995 to fiscal 1996 and 93% from fiscal 1996 to fiscal 1997. The Company believes that this growth in net sales was primarily attributable to expansion of its product lines through the acquisition of complementary law and garden businesses and product lines. Net sales were also positively affected by an increase in sales of pre-existing product lines.

     The Company was required to calculate its net income per share in fiscal 1997 utilizing the modified treasury stock method pursuant to Accounting Principles Bulletin ("APB") No. 15, "Earnings Per Share." Under the modified treasury stock method, net income per share is calculated assuming that all outstanding options and warrants have been exercised. Proceeds generated from the assumed exercise of these options and warrants are first used to repurchase (at an average stock price) common stock, not to exceed 20% of the issued and outstanding shares of common stock. Excess proceeds from the assumed exercise of the options and warrants not used to repurchase 20% of the outstanding common stock is then assumed to retire outstanding loans. Net income is assumed to increase by the reduction in interest expense, net of the Company's effective income tax rate of approximately 44%, associated with the indebtedness that has been assumed to have been retired. For the fiscal 1997 net income per share calculation, the Company's weighted average common shares outstanding has been increased from 13,695,000 to 17,908,000 and net income increased by $450,000 from approximately $3.2 million to $3.6 million as a result of applying the modified treasury stock method. The modified treasury stock method was not applicable for fiscal 1995 and 1996 because it was anti-dilutive.

     Effective for period ending after December 15, 1997, generally accepted accounting principles will require all reporting companies to calculate earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." Prior periods will be required to be restated. The Company will be required to report basic earnings per share (giving no dilutive effect to derivative securities) and diluted earnings per share (reflecting the dilutive effect of all derivative securities). Under the SFAS No. 128 dilutive earnings per share calculation, all derivative securities with exercise prices below the market price will be assumed exercised. All proceeds from the exercise of such derivative securities will be assumed to be used to repurchase common stock (at an average stock price). Under SFAS No. 128, the modified treasury stock method will no longer be utilized. The following table compares fiscal 1995, 1996 and 1997 net income per share for the Company before extraordinary expense under SFAS No. 128 compared to historical earnings per share previously reported.

                                                        1995         1996         1997
                                                      ========     ========     ========
Income per common share before extraordinary item
as previously reported under APB No. 15 .........        $0.19        $0.25        $0.26

Income per common share before extraordinary item
as calculated under SFAS No. 128:
Basic ...........................................         0.19         0.25         0.31

Dilutive ........................................         0.18         0.22         0.28
                                                      ========     ========     ========

     In April 1996, the Company entered into an agreement to exchange certain unsold assets held for sale for certain trade credits issued by a third party to be applied against future purchases of products and services from such third party (primarily the purchase of operating assets and advertising time). These trade credits are listed as an asset on the balance sheet of the Company. The agreement requires the Company to pay a portion of the purchase price of the products and services received, ranging from 45% to 90% of the total purchase price, and apply the trade credits to the balance. All trade credits will expire to the extent not used in April 1999 and are required to be recognized as an expense to the Company as used, with any balance remaining in April 1999 being expensed at that time. The maximum that the Company is entitled to receive in credits and cash is $1.6 million, of which the Company had received approximately $50,000 in cash and had expensed approximately $300,000 in credits as of June 30, 1997. See Note 2 of Notes to Consolidated Financial Statements.




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


     Income from operations. Income from operations increased by $6.9 million, or 184%, to $10.7 million in fiscal 1997 from $3.8 million in fiscal 1996. The growth in income from operations in actual dollars was primarily due to the increase in net sales and gross profit as a result of the Weatherly acquisition. As a percentage of net sales, income from operations increased to 20.5% in fiscal 1997 from 13.9% in fiscal 1996. This increase was due to the decreases in selling and shipping and general and administrative expenses as a percentage of net sales.

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

     Net income. Net income increased $659,000, or 26%, to $3.2 million in fiscal 1997 from $2.5 million in fiscal 1996. This increase was attributable to successful integration into Easy Gardener of the Weatherly organization in fiscal 1997, partially offset by the $1.0 million extraordinary expense, net of tax benefits, incurred due to the Refinancing.

     Net income per common share decreased $.05 to $0.20 in fiscal 1997. The decrease was partially attributable to an extraordinary expense of approximately $1.0 million net of tax benefits, or $0.06 per common share in 1997. Additionally, during fiscal 1997 the Company incurred a tax expense of approximately $3.2 million, or $0.18 per common share, compared to a tax benefit of approximately $700,000, or $0.07 per share during 1996 resulting from the recognition of a deferred tax asset relating to available net loss carryforwards. The decrease in net income per common share was also adversely affected by the requirement that the Company use the modified treasury stock method to calculate earnings per share in 1997. The effect of using the modified treasury stock method in 1997 was to reduce net income per common share by $0.05. If the modified treasury stock method had not been used in fiscal 1997, income per common share before income taxes and extraordinary expense would have been $0.54 for fiscal 1997 compared to $0.18 in fiscal 1996.

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

     Gross profit. Gross profit increased by $3.8 million, or 36%, to $14.4 million in fiscal 1996 from $10.5 million in fiscal 1995, primarily due to the increase in net sales, partially offset by the inclusion of twelve months of Easy Gardener's cost of goods sold in fiscal 1996 compared to ten months in fiscal 1995. Gross profit as a percentage of net sales decreased from 53.5% in fiscal 1995 to 53.1% in fiscal 1996. The decrease was due to a change in the product mix sold and to higher costs, during fiscal 1996, of resin and corrugated cardboard, which are the principal materials used in the manufacturing and packaging of Weedblock(R).

     Selling and shipping expenses. Selling and shipping expenses increased by $1.9 million, or 43%, to $6.3 million in fiscal 1996 from $4.4 million in fiscal 1995. The increase was primarily the result of the increase in the amount of product shipped and the inclusion of twelve months of Easy Gardener's selling and shipping expenses in fiscal 1996 compared to ten months in fiscal 1995. As a percentage of net sales, selling and shipping expenses increased to 23.2% for fiscal 1996 compared to 22.2% in fiscal 1995. This increase was primarily due to introductory advertising on new products.

     General and administrative expenses. General and administrative expenses increased by $1.6 million, or 57%, to $4.4 million in fiscal 1996 from $2.8 million in fiscal 1995. General and administrative expenses as a percentage of net sales increased to 16.1% in fiscal 1996 from 14.1% in fiscal 1995. The increase in general and administrative expenses during fiscal 1996 was primarily a result of the inclusion of twelve months of Easy Gardener's general and administrative expenses in fiscal 1996 compared to ten months in fiscal 1995. The increase in general and administrative expenses was also due to additional amortization and depreciation expense, and additional related overhead expenses, associated with the overall increase in the size of the Company.

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


     Interest expense. Interest expense increased by $200,000, or 11%, to $2.0 million during fiscal 1996 from $1.8 million during fiscal 1995 primarily as a result of the inclusion in fiscal 1996 of twelve months of interest on Easy Gardener's outstanding indebtedness which was incurred in connection with the purchase of the assets of EGI in September 1994 when compared to the inclusion of interest expense for only ten months in fiscal 1995. This increase was partially offset by the February 1995 conversion of $2.0 million of convertible notes into Common Stock and the repayment of $1.6 million on other notes payable. The convertible notes and other notes payable were incurred in connection with the purchase of the assets of EGI in September 1994.

     Income taxes. During fiscal 1996, the Company recorded a $715,000 tax benefit compared to a $38,000 tax expense during fiscal 1995 primarily due to the Company's recognition of a deferred tax asset associated with the Federal net operating loss carryforwards. See "Liquidity and Capital Resources."

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

     Set forth below is certain unaudited quarterly financial information:


                                                         Quarter Ended
                                   -----------------------------------------------------------
                                        (in thousands, except percentages and per share data)
                                   September 30,   December 31,    March 31,        June 30,
                                       1995           1995           1996             1996
                                   =============  =============  ============     ============
Net sales .....................     $ 3,265       $  2,715       $ 10,760         $ 10,291
  Cost of sales ...............       1,555          1,290          5,156            4,670
                                    ----------    -----------    ------------     ------------
  Gross profit ................       1,710          1,425          5,604            5,621
  Selling, general and
  administrative expenses .....       2,211          2,394          2,753            3,252
                                    ----------    -----------    ------------     ------------
Income (loss) from operations .        (501)          (969)         2,851            2,369
Investment income .............          24             10             19               16
Interest expense ..............        (458)          (473)          (541)            (538)
                                    ----------    -----------    ------------     ------------
Income (loss) before income
taxes .........................        (935)        (1,432)         2,329            1,847
  Income tax benefit
  (expense) ...................         100             80            138              397
Extraordinary expense net .....
                                    ----------    -----------    ------------     ------------
Net income (loss) .............     $  (835)      $ (1,352)      $  2,467         $  2,244
                                    ==========    ===========    ============     ============
Net income (loss) per share(1)      $ (0.08)      $  (0.13)      $   0.16         $   0.14
                                    ==========    ===========    ============     ============
Weighted average common and
common equivalent shares
outstanding(1) ................       9,944         10,200         19,002           19,721
                                    ==========    ===========    ============     ============

Net sales .....................         100%           100%           100%             100%
  Cost of sales ...............        47.6%          47.5%          47.9%            45.4%
                                    ----------    -----------    ------------     ------------
  Gross profit ................        52.4%          52.5%          52.1%            54.6%
  Selling, general and
  administrative ..............        67.7%          88.2%          25.6%            31.6%
                                    ----------    -----------    ------------     ------------
Income (loss) from operations .       (15.3%)        (35.7%)         26.2%              23%
Investment income .............         0.7%           0.4%           0.2%             0.2%
Interest expense ..............         (14%)        (17.4%)         (5.0%)           (5.3%)
                                    ----------    -----------    ------------     ------------
Income (loss) before income
  taxes .......................       (28.6%)        (52.7%)         21.7%            17.9%
Income taxes ..................         3.1%             3%           1.3%             3.9%
Extraordinary expense .........           0%             0%             0%               0%
                                    ----------    -----------    ------------     ------------
Net income (loss) .............       (25.5%)        (49.7%)           23%            21.8%
                                    ==========    ===========    ============     ============


                                                         Quarter Ended
                                   -----------------------------------------------------------
                                        (in thousands, except percentages and per share data)
                                   September 30,   December 31,    March 31,        June 30,
                                       1996           1996           1997             1997
                                   =============  =============  ============     ============
Net sales .....................     $  5,523       $  7,416       $ 20,559         $ 18,549
  Cost of sales ...............        2,607          3,217          9,025            8,800
                                    ----------    -----------    ------------     ------------
  Gross profit ................        2,916          4,199         11,534            9,749
  Selling, general and
  administrative expenses .....        3,264          4,048          5,539            4,894
                                    ----------    -----------    ------------     ------------
Income (loss) from operations .         (348)           151          5,995            4,855
Investment income .............           26             17             16               17
Interest expense ..............         (563)          (813)          (993)            (970)
                                    ----------    -----------    ------------     ------------
Income (loss) before income
taxes .........................         (885)          (645)         5,018            3,902
  Income tax benefit (expense)           280            195         (2,075)          (1,600)
Extraordinary expense, net ....       (1,007)
                                    ----------    -----------    ------------     ------------
Net income (loss) .............     $ (1,612)      $   (450)      $  2,943         $  2,302
                                    ==========    ===========    ============     ============
Net income (loss) per share(1)      $  (0.12)      $  (0.03)      $   0.14         $   0.11
                                    ==========    ===========    ============     ============
Weighted average common and
common equivalent shares
outstanding(1) ................       12,915         13,917         22,696           22,191
                                    ==========    ===========    ============     ============

Net sales .....................          100%           100%           100%             100%
  Cost of sales ...............         47.2%          43.4%          43.9%            47.4%
                                    ----------    -----------    ------------     ------------
  Gross profit ................         52.8%          56.6%          56.1%            52.6%
  Selling, general and
  administrative ..............         59.1%          54.6%          26.9%            26.4%
                                    ----------    -----------    ------------     ------------
Income (loss) from operations .         (6.3%)          2.0%          29.2%            26.2%
Investment income .............          0.5%           0.2%            .1%              .1%
Interest expense ..............        (10.2%)          (11%)         (4.8%)           (5.3%)
                                    ----------    -----------    ------------     ------------
Income (loss) before income
  taxes .......................          (16%)         (8.8%)         24.5%              21%
Income taxes ..................          5.1%           2.6%         (10.1%)           (8.6%)
Extraordinary expense .........        (18.2%)            0%             0%               0%
                                    ----------    -----------    ------------     ------------
Net income (loss) .............        (29.1%)         (6.2%)         14.3%            12.4%
                                    ==========    ===========    ============     ============

----------
(1) Pursuant to ABA No. 15, net income per share was calculated using the modified treasury stock method except for quarters reporting a net loss. Such quarters only reflect issued and outstanding shares of Common Stock in the weighted average shares outstanding. To calculate net income per share, net income must be increased by $418,000, $509,000, $236,000 and $213,000 for the quarters ended March 31 and June 30, 1996 and 1997, respectively.


Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through cash generated by operations, net proceeds from the Company's private and public sales of securities and borrowings from lending institutions.

     At June 30, 1997, the Company had consolidated cash and short-term investments totalling $2.1 million and working capital of $2.3 million. At June 30, 1996, the Company had consolidated cash and short-term investments totalling $680,000 and working capital of $5.3 million. This decrease in working capital was due primarily to the increase in notes payable relating to the Weatherly acquisition.

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

     Net cash provided by financing activities for fiscal 1997 was $20.5 million, consisting primarily of the additional proceeds from the notes payable used in connection with the purchase of Weatherly, and the exercise of warrants to purchase Common Stock, the proceeds of which were used primarily for the purchase of Weatherly.

     At June 30, 1997 the Company had consolidated term debt of $26.6 million, which includes debt incurred pursuant to the Refinancing and consists of three outstanding term loans of $20.5 million, $2.25 million and $3.8 million.

     In connection with the acquisition of Weatherly, Easy Gardener entered into the Credit Agreement with certain institutional lenders (the "Lenders"). Pursuant to the Credit Agreement, the Lenders have provided the Company with the following revolving credit and term loan facilities:

          (a) Revolving Credit Facility: The maximum amount available for borrowing under the revolving credit facility (the "Revolving Credit Faacility") from time to time is equal to the lesser of $13 million and a borrowing base determined by reference to specified percentages of Easy Gardener's consolidated accounts receivable and inventory deemed to be "eligible" by the Lenders. As of June 30, 1997, based on this formula, $7.4 million was available for borrowing and no amount was outstanding. In April 1997, the Revolving Credit Facility was amended to provide the Company with an additional $3.0 million in available borrowing during the months of February, March, April and May of each fiscal year. Any additional borrowing must be paid by May 31 of the year in which borrowed. This additional increase is for the working capital needs during the peak season months and has the same "eligibility" requirements as the original amount.

          Revolving credit loans bear interest at an annual rate chosen by Easy Gardener based on the prime rate of one of the Lenders or the London Inter-Bank Offered Rate ("LIBOR") plus an applicable marginal rate. Under certain circumstances, outstanding prime rate loans may be converted to LIBOR rate loans at the Company's option. At June 30, 1997, the effective annual rate for borrowing under the Revolving Credit Facility was 9.75%. The Revolving Credit Facility expires on June 30, 2002 (the "Expiration Date") and all outstanding revolving credit loans are then due. In addition, for a 10-day period in August of each year, all outstanding revolving credit loans must be paid and no revolving credit loans may be borrowed. Revolving credit loans may be prepaid at any time. However, if Easy Gardener elects to terminate the Revolving Credit Facility prior to the Expiration Date, the outstanding balance must be prepaid together with a premium of from 1% to 2% of the "Average Yearly Loan Balance" (as defined in the Credit Agreement) of the Revolving Credit Facility.

          (b) Term Loan Facility: Pursuant to this facility, Easy Gardener obtained three term loans (the "Term Loans"), one in the principal amount of $23 million ("Term Loan I"), $20.5 million of which was outstanding at June 30, 1997, one in the principal amount of $2.3 million ("Term Loan II"), all of which was outstanding at June 30, 1997, and one in the principal amount of $3.8 million ("Term Loan III"), all of which was outstanding at June 30, 1997. Term Loan I and Term Loan II mature on the Expiration Date. Term Loan III was repaid in full and expired in November 1997. Term Loans I and II are payable in quarterly installments of principal, commencing as to Term Loan I in September 1996 and as to Term Loan II in September 1998. Term Loan I bears interest, at the election of Easy Gardener, at the adjusted prime rate or LIBOR rate described above, and Easy Gardener may from time to time, subject to certain restrictions, convert Term Loan I from a prime rate loan to a LIBOR rate loan. At June 30, 1997, the effective annual rate of interest for Term Loan I was 9.75%. Term Loan II bears interest at a floating rate equal to the prime rate of one of the Lenders plus 6%. At June 30, 1997, the effective annual rate of interest for Term Loan II was 14.5%. The annual rate of interest for Term Loan III was 12%. Interest on Term Loans I and II is payable monthly in arrears on prime rate loans and at the end of the interest period for a LIBOR rate loan if the interest period is three months or less or on the last day of each three-month interval during the interest period if it is longer than three months. If Easy Gardener elects to pay Term Loan I in full at any time prior to the Expiration Date, Easy Gardener is also obligated to pay a premium of from 1% to 2% of the amount prepaid. Term Loan I is subject to certain mandatory prepayments of principal from "excess cash flow" (as defined in the Credit Agreement) of Easy Gardener and certain net proceeds of asset sales, condemnation awards and insurance recoveries. Mandatory prepayment of principal of Term Loan I on account of "excess cash flow", if any, will be due in October of the following fiscal year. No mandatory prepayment was due in October 1997.

     Easy Gardener's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the Revolving Credit Facility and the Term Loans is secured by substantially all of the assets of Easy Gardener and its subsidiaries and the irrevocable guaranties of the Company and Easy Gardener's subsidiaries. Upon the occurrence of an event of default specified in the Credit Agreement, the maturity of the outstanding principal amounts of the Revolving Credit Facility and the Term Loans may be accelerated by the lenders who may also foreclose on the secured assets of Easy Gardener and its subsidiaries.


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


     In May 1997, the Company purchased from Plastic Molded Concepts, Inc. certain assets relating to its Plasti-Chain Line of products for approximately $4.3 million. The purchase price was paid through the use of the Revolving Credit Facility and Term Loan III.

     In connection with the Company's acquisiton of Weatherly, the former stockholders of Weatherly entered into an agreement to indemnify the Company against any tax liabilities relating to periods prior to the acquistition. If any such tax liabilities arise the Company would be required to make the payments to the appropriate tax authority and, in turn, seek reimbursement from the Weatherly stockholders under their indemnification agreement. The Internal Revenue Service ("IRS") is currently examining certain Weatherly tax returns covering periods prior to the acquisition. There can be no assurance that if the Company is required to make payments to the IRS or any other tax authority it will be able to receive such amounts from the former Weatherly stockholders. The Company believes that any payment it may be required to make will not have a material adverse effect on its financial condition.

Recent Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires the calculation and presentation of basic earnings per share (giving no dilutive effect to all derivative securities) and dilutive earnings per share (reflecting the dilutive effect of all derivative securities). Accordingly, the Company plans to adopt SFAS No. 128 in its December 31, 1997 interim financial statements.


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

Item 9.  Changes in and Disagreement with Accountants on
Accounting and Financial Disclosure.

            Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

     The current directors and executive officers of the Company are as follows:

    Name                            Age            Position
    ----                            ---            --------


Robert Kassel(1)                    57      Chairman of the Board, Chief
                                            Executive Officer, President
                                            and Treasurer

Richard Raleigh(2)                  44      Chief Operating Officer and
                                            Director

Maureen Kassel                      50      Vice President of Public Relations
                                            and Advertising, Secretary and
                                            Director

Jon Schulberg(1)(2)                 39      Director

Fred Heiden(1)(2)                   56      Director

----------
(1)  Member, Compensation Committee

(2)  Member, Audit Committee



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

Item 11.  Executive Compensation


     The following table discloses the compensation awarded by the Company, for the three fiscal years ended June 30, 1997, 1996 and 1995, to Mr. Robert Kassel, its Chief Executive Officer and Mr. Richard J. Raleigh, its Chief Operating Officer (the "Named Executives"). During the fiscal year ended June 30, 1997, no other executive officer of the Company received a salary and bonus that exceeded $100,000 during such fiscal year.


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


(3) Includes five-year options to purchase 200,000 shares granted to Mr. Kassel and five-year options to purchase 100,000 shares granted to Mr. Raleigh in June 1995 under the Company's 1995 Stock Option Plan which grants were subject to stockholder approval of the plan obtained in February 1996.

(4)  Does not include the options referenced in footnote (3) above.

     The following table discloses information concerning stock options granted in the year ended June 30, 1997 to the Named Executives.


                Option Grants in Fiscal Year Ended June 30, 1997


                                                  Individual Grants
                       -----------------------------------------------------------------------
                                                                                                          Potential Realizable
                        Number of                                                                          Value at Assumed
                        Securities       Percent of                                                        Annual Rates of Stock
                        Underlying       Total Options                                                     Price Appreciation
                        Options          Granted to          Exercise                                      for Option Term (2)
                        Granted          Employees in          Price              Expiration         -------------------------------
Name                     (#)(1)          Fiscal Year           ($/Sh)                Date               5%                   10%
----                   -----------      --------------      ------------         ------------        --------             ----------
Robert Kassel            350,000              19.8              $2.06                7/24/01         $199,199             $440,177
                         450,000              25.5               2.06                8/30/01          256,113              565,943
                         200,000              11.3               2.06               12/24/01          113,828              251,530
                         200,000              11.3               2.06                6/01/00          113,828              251,530

Richard Raleigh          125,000               7.0               2.06                7/24/01           71,142              157,706
                         175,000               9.5               2.06                8/30/01           99,599              220,089
                         100,000               5.7               2.06               12/24/01           56,914              125,765
                         100,000               5.7               2.06                6/01/00           56,914              125,765

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

Employment Agreements


     The Company has entered into employment agreements with Messrs. Kassel and Raleigh, each dated as of April 1, 1996. Mr. Kassel currently serves as Chief Executive Officer and President pursuant to the employment agreement for a term expiring in March 31, 1998, subject to certain renewal provisions. His current annual salary is $450,000, and is subject to such bonuses and increases as are approved at the discretion of the Board of Directors. Mr. Raleigh currently serves as Chief Operating Officer pursuant to the employment agreement for a term expiring in March 31, 1998, subject to certain renewal provisions. His current annual salary is $195,000, and is subject to such bonuses and increases as are approved at the discretion of the Board. Each of the employment agreements requires that substantially all of the employee's business time be devoted to the Company and that the employee not compete, or engage in a business competitive with, the Company's current or anticipated business for the term of the agreement and for two years thereafter (although they each may own not more than 5% of the securities of any publicly traded competitive company). Each of Mr. Kassel and Mr. Raleigh is, in addition to salary, entitled to certain fringe benefits, including the use of an automobile and payment of related expenses.

     Mr. Kassel's agreement also provides that if his employment is terminated under certain circumstances, including termination of Mr. Kassel upon a change of control of the Company (as defined in the agreement), a failure by the Company to comply with its obligations under the agreement, the failure of the Company to obtain the assumption of the agreement by any successor corporation, or a change in Mr. Kassel's duties and obligations from those contemplated by the agreement, and termination by the Company of Mr. Kassel's employment other than for disability or cause, he will be entitled to receive severance pay equal to the greater of (i) $350,000 (3.5 million in the event of a change of control) or (ii) the total compensation earned by Mr. Kassel from the Company during the one-year period (multiplied by ten in the event of a change of control) prior to the date of his termination.


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




     Easy Gardener has entered into a four-year employment agreement with Mr. Grandy, dated as of September 1, 1994, which expires on August 31, 1998. Mr. Grandy currently serves as President of Easy Gardener. His current annual salary is $200,000. The agreement requires Mr. Grandy to devote substantially all of his business time to Easy Gardener, and in the event Mr. Grandy's employment agreement is terminated by Easy Gardener without cause (as defined in the agreement) or if Mr. Grandy resigns with "Good Reason" (as defined in the agreement), Mr. Grandy will be entitled to receive his base salary through the expiration of agreement.


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.


     The following table sets forth information at October 31, 1997, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (ii) each Named Executive and (iv) all executive officers and directors as a group.

                                           Amount and
                                            Nature of
Name and Address                           Beneficial                 Percentage
of Beneficial Owner                      Ownership(1)(2)               of Class
-------------------                      ---------------               --------
Maureen Kassel(3)                            910,650(4)                   5.8

Robert Kassel(3)                           4,712,095(5)(6)               26.7

Richard Raleigh                              743,320(7)                   4.6

Fred Heiden                                    7,500(8)                     *

Jon Schulberg                                  7,500(9)                     *

Joseph Owens II                            1,064,396(10)                  6.9

Richard Grandy                             1,064,396(10)                  6.9

Alan Stahler                                 899,368(11)                  5.5

All executive officers
  and directors as a
  group (five persons)                     5,795,415(4)(5)(6)            30.8
                                                    (7)(8)(9)

----------
*less than 1%

--------------------------------------------------------------------------------

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from October 31, 1997 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from October 31, 1997 have been exercised.


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


(7) Includes 694,154 shares of Common Stock issuable upon exercise of options and warrants.


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


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Exhibits

Exhibit No.
-----------

3.1            Certificate of Incorporation, as amended.*

3.2 By-laws of the Company, incorporated by reference to Exhibit 3(b) of the Company's Registration Statement on Form S-1 (Registration No. 33-45428).

4.1 Form of certificate evidencing Common Stock, $.001 par value, of the Company, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-38483).

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

10.3           Employment Agreement of Richard Grandy.+++

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

10.10 February 8, 1995 modification to lease with respect to the Company's executive offices.*

10.11 May 6, 1997 modification to lease with respect to the Company's executive offices.+++

10.12 Lease with respect to Weatherly's warehouse facilities in Paris, Kentucky.+++

10.13 Form of Mergers and Acquisitions Agreement between the Company and D.H. Blair Investment Banking Corp.**

10.14 Agreement dated as of April 16, 1996 between the Company and The Intrac Group.++

10.15 Credit Agreement among Easy Gardener, the Company, The Provident Bank, as Administrative and Collateral Agent,and The Provident Bank and other certain lending institutions, dated as of August 9, 1996.++

10.16          First Amendment, dated April 3, 1997 to the Credit Agreement.+++

10.17          Second Amendment, dated May 9, 1997 to the Credit Agreement.+++

10.18          Third Amendment, dated June 30, 1997 to the Credit Agreement.+++

10.19 Lease and lease extension agreements between Crawford- Austin Mfg. Co. and Easy Gardener.*

10.20 Warehouse Lease, dated May 7, 1997, between Weatherly Consumer Products, Inc. and Sarah C. Lear.+++

10.21 Purchase Agreement, dated as of August 9, 1996, by and among the Company, Easy Gardener, Weatherly and the Weatherly Stockholders (incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K for the event dated August 9, 1996)

10.22 Purchase Agreement, dated as of May 9, 1997, by and among the Company, Easy Gardener and Plastic Molded Concepts, Inc.+++

10.23 Lease Extension, dated October 16, 1997, between Easy Gardener and Crawford-Austin Mfg. Co.

21             Subsidiaries of the Company.+++

23             Consent of BDO Seidman, LLP.

27             Financial Data Schedule (for SEC use only).+++

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

+++ Incorporated by reference to the exhibit previously filed with the initial filing of Company's Form 10-K for the fiscal year ended June 30, 1997.

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

     Years ended June 30,                1995          1996          1997
     --------------------------------------------------------------------

     Net sales                    $21,349,000   $46,102,000   $52,788,000
     ====================================================================

     Net income before extra-
           ordinary expense and
           income taxes           $ 1,420,000   $ 2,369,000   $ 6,540,000
     ====================================================================

     Net income before extra-
           ordinary expense       $ 1,382,000   $ 3,462,000   $ 3,648,000
     ====================================================================

     Net income                   $ 1,382,000   $ 1,542,000   $ 2,121,000
     ====================================================================

     Net income per common
           share before extra-
           ordinary expenses      $       .16   $       .25           .22
     ====================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


================================================================================


     Years ended June 30,                  1995        1996             1997
     ---------------------------------------------------------------------------


     Net income per
           common share                   $ .16       $ .11           $ .14
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
     ---------------------------------------------------------------------------


    $3,000,000 note payable, interest at 12%,
     equal monthly principal payments of
     $125,000, plus interest, commencing the
     earlier of the repayment of the $8,000,000
     note payable or January 31, 2000,
     collateralized by assets of Easy Gardener
     and a guaranty of the Company. This note
     was refinanced during 1997.                   $3,000,000       $         --
     ---------------------------------------------------------------------------

                                                    8,600,000        26,560,000
     Less current portion                           2,362,000         8,990,000
     ---------------------------------------------------------------------------

                                                   $6,238,000       $17,570,000
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

                          Weighted                                                     Weighted
                          Average                                                       Average
                          Option                                         Available     Remaining
                          Price Per       Out-            Exer-                for   Contractual
                          Share         standing         cisable             Grant         Life
     ---------------------------------------------------------------------------------------------
     1991 Plan

     June 30, 1995         $1.71(1)      688,000          588,000           12,000       5 years
       Became
       exercisable                            --          100,000               --
     ---------------------------------------------------------------------------------------------

     June 30, 1996         $1.71(1)      688,000          688,000           12,000       4 years

     Expired in 1997       $1.69         (26,000)         (26,000)          26,000
     ---------------------------------------------------------------------------------------------

     June 30, 1997         $1.71(1)      662,000          662,000           38,000       3 years
     ==============================================================================================


     1995 Plan

     June 30, 1995         $2.28         400,000               --        1,100,000       5 years
       Granted during
       1996                 2.25         310,000(3)        10,000         (310,000)
       Became
       exercisable                            --          400,000               --
     ---------------------------------------------------------------------------------------------

     June 30, 1996         $2.26         710,000          410,000          790,000       4.5 years

     Granted during
       1997                 2.06(4)      675,000          675,000         (675,000)

     Became
       exercisable          2.28              --           75,000               --
     ---------------------------------------------------------------------------------------------

     June 30, 1997         $2.10(4)    1,385,000        1,160,000          115,000       4 years
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


     At June 30, 1996, June 30, 1997 and September 30, 1997, the Company established a $148,000, $165,000 and $265,000 valuation allowance for the benefits pertaining to California NOLs which are not estimated to be realizable prior to their expiration. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized through future taxable earnings or alternate tax strategies.



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


     Subsequent to June 30, l997, the Company granted stock options to acquire 565,000 and [98,000] shares of common stock under the 1997 and 1995 stock option plans.


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
--------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          U.S. Home & Garden Inc.
                                                (Registrant)

                                          By: /s/ Robert Kassel
                                             -------------------------------
                                             Robert Kassel, President


Dated:  November 10, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                      Title                           Date
     ---------                      -----                           ----

/s/ Robert Kassel            Chairman of the Board            November 10, 1997
------------------------     of Directors, President
Robert Kassel                and Treasurer (Chief
                             Executive and Financial
                             Officer)


/s/ Maureen Kassel
------------------------     Vice-President,                  November 10, 1997
Maureen Kassel               Secretary and Director


/s/ Richard Raleigh
------------------------     Chief Operating Officer          November 10, 1997
Richard Raleigh              and Director


/s/ Lynda Gustafson
------------------------     Vice President -                 November 10, 1997
Lynda Gustafson              Finance (Principal
                             Accounting Officer)


------------------------     Director                         November 10, 1997
Jon Schulberg


------------------------     Director                         November 10, 1997
Fred Heiden