Form 10-K/A
period 1997-06-30
US HOME & GARDEN INC
filed 1998-01-16
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K/A

                                (Amendment No. 2)

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1997

                                       Or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to __________________

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

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the closing sale price) on January 14, 1998, was approximately $79,000,000.

     As of January 14, 1998, 19,903,840 shares of the Registrant's Common Stock, par value $.001 per share were outstanding.

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

4.3    Form of Unit Purchase Option granted to D.H. Blair & Co.**

4.4    Form of Public Warrant Agreement with respect to Class A Warrants.**

4.5 Warrant Agreement with respect to Class B Warrants, incorporated by reference to Exhibit 4(c) of the Company's Registration Statement on Form S-3 (Registration No. 33-89800).

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

10.17  Second Amendment, dated May 9, 1997 to the Credit Agreement.+++

10.18  Third Amendment, dated June 30, 1997 to the Credit Agreement.+++

10.19 Lease and lease extension agreements between Crawford- Austin Mfg. Co. and Easy Gardener.*

10.20 Warehouse Lease, dated May 7, 1997, between Weatherly Consumer Products, Inc. and Sarah C. Leer.+++

10.21 Purchase Agreement, dated as of August 9, 1996, by and among the Company, Easy Gardener, Weatherly and the Weatherly Stockholders (incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K for the event dated August 9, 1996).

10.22 Purchase Agreement, dated as of May 9, 1997, by and among the Company, Easy Gardener and Plastic Molded Concepts, Inc.+++

10.23 Lease Extension, dated October 16, 1997, between Easy Gardener and Crawford-Austin Mfg. Co.+++

21     Subsidiaries of the Company.+++

23     Consent of BDO Seidman, LLP.***

27     Financial Data Schedule (for SEC use only).+++

----------
* Incorporated by reference to the comparable exhibit filed with the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

** Incorporated by reference to the exhibit filed under the same number in the Company's Registration Statement on Form SB-2 (file no. 33-61984).

***  Filed herewith.

+ Incorporated by reference to the exhibit contained in the Current Report on form 8-K filed by the Company for the event dated September 1, 1994.

++ Incorporated by reference to the applicable exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

+++ Incorporated by reference to the exhibit previously filed with the Company's Form 10-K for the fiscal year ended June 30, 1997.


     (b) Report on Form 8-K. No reports on Form 8-K were filed by the Company during its fiscal quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   U.S. Home & Garden Inc.
                                                   -----------------------------
                                                      (Registrant)

                                                By: /s/ Robert Kassel
                                                   -----------------------------
                                                   Robert Kassel, President

Dated:  January 14, 1998