Form 10-Q
period 1997-12-31
US HOME & GARDEN INC
filed 1998-02-17
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       From the transition period from ____________ to __________________

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

Indicate by check whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __X__    No _________

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of February 11, 1998 there were 19,923,873 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part 1.- Financial Information

Item 1. Consolidated Financial Statements

Consolidated balance sheet as of June 30, 1997
and December 31, 1997 (Unaudited)                                            1-2

Consolidated statements of Income for the three months
and six months ended December 31, 1996 and 1997 (unaudited)                  3-4

Consolidated statements of cash flows for the six months
ended December 31, 1996 and 1997 (Unaudited)                                 5-6

Notes to consolidated financial statements                                   7-8

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.                                    9-15

Part II.- Other Information

Item 1. Legal Proceedings                                                     16

Item 5. Other Information.                                                    16

Item 6. Exhibits and Reports on Form 8-K                                      16

Signatures                                                                    17

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

                                                               June 30,  December 31,
                                                                   1997          1997
-------------------------------------------------------------------------------------
                                                                          (Unaudited)
Assets

Current
  Cash and cash equivalents                                 $ 2,083,000   $12,734,000
  Accounts receivable, less allowance for doubtful
    accounts and sales returns of $314,000 and $375,000      11,542,000     7,533,000
  Inventories                                                 5,254,000     7,673,000
  Prepaid expenses and other current assets                     419,000       674,000
  Deferred tax asset                                            448,000     1,079,000
-------------------------------------------------------------------------------------

Total current assets                                         19,746,000    29,693,000

Furniture, fixtures and equipment, net                        2,315,000     2,401,000

Intangible assets
  Excess of cost over net assets acquired, net of
    accumulated amortization of $2,579,000 and $3,379,000    41,834,000    41,010,000
  Deferred financing costs, net of accumulated amor-
    tization of $302,000 and $533,000                         1,621,000     1,389,000
  Product rights, patents and trademarks, net of
    accumulated amortization of $75,000 and $83,000             180,000       172,000
  Non-compete agreement, net of accumulated
    amortization of $22,000 and $35,000                         478,000       465,000
  Package design, net of accumulated amortization
    of $110,000 and $155,000                                    251,000       438,000

Trade credits                                                 1,149,000     1,044,000

Officer receivables                                             694,000       829,000

Other assets                                                    207,000       195,000
-------------------------------------------------------------------------------------

                                                            $68,475,000   $77,636,000
=====================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

                                                                  June 30,   December 31,
                                                                      1997           1997
-----------------------------------------------------------------------------------------
                                                                              (Unaudited)

Liabilities and Stockholders' Equity

Current
  Line of credit                                              $       --     $  2,246,000
  Current maturities of notes payable                            8,990,000      3,840,000
  Accounts payable                                               1,774,000      2,974,000
  Accrued expenses                                               3,983,000      2,415,000
  Accrued co-op advertising                                      1,098,000        890,000
  Accrued commissions                                              859,000        372,000
  Accrued interest                                                 261,000        225,000
  Accrued purchase consideration                                   489,000        978,000
-----------------------------------------------------------------------------------------

Total current liabilities                                       17,454,000     13,940,000

Accrued purchase consideration                                     978,000           --

Deferred tax liability                                             547,000        650,000

Notes payable, less current maturities                          17,570,000     16,430,000
-----------------------------------------------------------------------------------------

Total liabilities                                               36,549,000     31,020,000
-----------------------------------------------------------------------------------------

Commitments, contingency and subsequent
  events (Note 4)

Stockholders' equity
  Preferred stock, $.001 par value - shares authorized,
    1,000,000; no shares outstanding                                  --             --
  Common stock, $.001 par value - shares authorized,
    30,000,000; 14,073,000 and 19,860,000 shares issued and
    outstanding at June 30, 1997 and December 31, 1997              14,000         20,000
  Additional paid-in capital                                    30,783,000     49,775,000
  Retained earnings (accumulated deficit)                        1,129,000     (3,179,000)
-----------------------------------------------------------------------------------------

Total stockholders' equity                                      31,926,000     46,616,000
-----------------------------------------------------------------------------------------

                                                              $ 68,475,000   $ 77,636,000
=========================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                               Consolidated Statements of Income

================================================================================

                                                               Three Months Ended                          Six Months Ended
                                                                  December 31,                                December 31,
                                                        ---------------------------------         ---------------------------------
                                                             1996                1997                 1996                 1997
------------------------------------------------------------------------------------------------------------------------------------

                                                                    Unaudited                                  Unaudited
                                                        ---------------------------------         ---------------------------------
Net sales                                               $  7,416,000         $  8,513,000         $ 12,939,000         $ 15,538,000

Cost of sales                                              3,217,000            3,857,000            5,825,000            7,379,000
------------------------------------------------------------------------------------------------------------------------------------

Gross profit                                               4,199,000            4,656,000            7,114,000            8,159,000
------------------------------------------------------------------------------------------------------------------------------------

Operating expenses
  Selling and shipping                                     2,230,000            2,357,000            3,990,000            4,661,000
  General and administrative                               1,818,000            2,232,000            3,322,000            3,891,000
------------------------------------------------------------------------------------------------------------------------------------

                                                           4,048,000            4,589,000            7,312,000            8,552,000
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                151,000               67,000             (198,000)            (393,000)

Other income (expense)
  Investment income                                           16,000               57,000               43,000              104,000
  Interest expense                                          (812,000)            (744,000)          (1,375,000)          (1,597,000)
------------------------------------------------------------------------------------------------------------------------------------

Loss before income taxes
  and extraordinary expense                                 (645,000)            (620,000)          (1,530,000)          (1,886,000)

Income tax benefit                                           195,000              250,000              475,000              800,000
------------------------------------------------------------------------------------------------------------------------------------

Loss before extraordinary
  expense                                                   (450,000)            (370,000)          (1,055,000)          (1,086,000)

Extraordinary expense of
  $1,459,000 on debt refinancing,
  net of income taxes of $452,000                               --                   --             (1,007,000)                --
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                                $   (450,000)        $   (370,000)        $ (2,062,000)        $ (1,086,000)
====================================================================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                               Consolidated Statements of Income

================================================================================

                                                            Three Months Ended                              Six Months Ended
                                                               December 31,                                   December 31,
                                                   ----------------------------------            -----------------------------------
                                                       1996                   1997                     1996                 1997
------------------------------------------------------------------------------------------------------------------------------------

                                                               Unaudited                                      Unaudited
                                                   ----------------------------------            ----------------------------------
Loss per common share
  before extraordinary
  expense                                          $     (0.03)            $    (0.02)           $     (0.08)           $     (0.07)

Extraordinary expense                                     --                     --                     (.07)                  --

Net loss per share                                 $     (0.03)            $    (0.02)           $     (0.15)           $     (0.07)
====================================================================================================================================

Weighted average common
  and common equivalent
  shares outstanding                                13,917,000             16,384,000             13,437,000             15,552,000
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Increase (decrease) in cash and cash equivalents

Six months ended December 31,                                                        1996           1997
------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
                                                                                ----------------------------
Cash flows from operating activities
  Net loss                                                                      $ (2,062,000)   $ (1,086,000)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Extraordinary expense                                                        1,007,000            --
      Depreciation and other amortization                                            958,000       1,263,000
      Amortization of deferred financing costs                                       119,000         232,000
      Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
         Accounts receivable                                                       2,119,000       4,008,000
         Inventories                                                              (4,464,000)     (2,419,000)
         Prepaid expenses and other current assets                                   541,000        (255,000)
         Accounts payable and accrued expenses                                     1,084,000        (651,000)
         Other assets                                                                 92,000         118,000
         Deferred taxes                                                             (934,000)       (528,000)
------------------------------------------------------------------------------------------------------------

Net cash provided (used in) by operating activities                               (1,540,000)        682,000
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Payment for purchase of business, net of cash acquired                         (23,801,000)       (561,000)
  Payment for non-compete agreement                                                 (500,000)           --
  Increase in officer receivables                                                   (136,000)       (135,000)
  Purchase of furniture, fixtures and equipment                                     (230,000)       (486,000)
  Purchase of package design                                                            --          (232,000)
------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                            (24,667,000)     (1,414,000)
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuances of stock                                                 5,193,000      18,648,000
  Buyout of unit purchase options                                                       --        (3,221,000)
  Proceeds from bank line of credit                                               17,884,000       6,010,000
  Payment on bank line of credit                                                 (11,975,000)     (3,764,000)
  Proceeds from notes payable                                                     16,783,000            --
  Payments of notes payable                                                         (703,000)     (6,290,000)
  Acquisition finance costs                                                       (1,399,000)           --
------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                         25,783,000      11,383,000
------------------------------------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Six months ended December 31,                                                      1996                   1997
-------------------------------------------------------------------------------------------------------------------

                                                                                          (Unaudited)
                                                                               ----------------------------------
Net increase (decrease) in cash and cash equivalents                           $  (424,000)           $10,651,000

Cash and cash equivalents, beginning of period                                     680,000              2,083,000
-------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents, end of period                                       $   256,000            $12,734,000
===================================================================================================================



Six months ended December 31,                                                         1996                   1997
-------------------------------------------------------------------------------------------------------------------


Supplemental disclosure of cash flow information
  Cash paid for interest, including deferred financing
    costs and extraordinary expense                                            $ 3,251,000            $ 1,358,000
  Cash paid for taxes                                                          $     7,000            $    30,000
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

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1. The accompanying consolidated financial statements at December 31, 1997, and for the three and six months ended December 31, 1996 and 1997 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented.

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

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

Six months ended December 31,                                             1996
--------------------------------------------------------------------------------


Net sales                                                           $13,680,000
Net loss before extraordinary expense                                (1,429,000)
Net loss                                                             (2,955,000)
Net loss per common share before
  extraordinary expense                                                    (.10)
Net loss per common share                                                  (.21)
================================================================================

4. In December 1997, the Company sold 4,290,000 shares of stock which generated net proceeds to the Company of approximately $16 million.

     Subsequent to June 30, 1997, a $350,000 liability was converted into 154,000 shares of common stock.

     Subsequent to June 30, 1997, 1,383,000 warrants to purchase common stock were exercised resulting in net proceeds to the Company of approximately $2.6 million.

     Subsequent to June 30, 1997, the Company granted stock options to acquire 565,000 and 98,000 shares of common stock under the 1997 and 1995 stock option plans.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

     Certain information included in this Item 2. and elsewhere in the Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, the Company's growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, the general condition of the economy and other risks detailed in the Company's Securities and Exchange Commission filings."

General

     U.S. Home & Garden Inc. , ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly-owned subsidiaries Easy Gardener, Inc., ("Easy Gardener"), and Golden West Agri-Products, Inc., ("Golden West"), and through Easy Gardener's wholly-owned subsidiary, Weatherly Consumer Products, Inc., ("Weatherly"). Since 1992, the Company has consummated five acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of over $56 million in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill which, in the aggregate, was approximately $44.5 million at December 31, 1997. The Company is currently amortizing such goodwill using the straight-line method over various time periods ranging from 20 to 30 years.

Results of Operations

     The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                                      Three Months Ended                  Six Months Ended
                                                          December 31,                      December 31,
                                                          ------------                      ------------
                                                  1996             1997               1996              1997
                                              ---------------------------------------------------------------

Net sales                                        100.0%           100.0%             100.0%             100.0%
Cost of sales                                     43.4             45.3               45.0               47.5
                                                 -----            -----              -----              -----
Gross profit                                      56.6             54.7               55.0               52.5
Selling and shipping expenses                     30.1             27.7               30.8               30.0
General and administrative expenses               24.5             26.2               25.7               25.0
                                                 -----            -----              -----              -----
Income (loss) from operations                      2.0              0.8               (1.5)              (2.5)
Interest expense, net                            (10.7)            (8.0)             (10.3)              (9.6)
Income tax benefit                                2.6               2.9                3.7                5.2
Extraordinary expense, net                         -                -                 (7.8)                -
                                                                                     -----
Net loss                                          (6.1%)           (4.3%)            (15.9%)             (6.9%)
                                                 -----            -----              -----              -----

     Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

     Net sales. Net sales increased by $1.1 million, or 15%, to $8.5 million during the three months ended December 31, 1997 from $7.4 million during the comparable period in 1996. The increase in net sales was primarily a result of the May 1997 acquisition of the Plasti-Chain line of plastic chain links and decorative edgings, combined with internal growth of the Company's pre-existing product lines.

     Gross profit. Gross profit increased by $457,000, or 11%, to $4.7 million for the three months ended December 31, 1997 from $4.2 million during the comparable period in 1996. This increase was due primarily to the increase in products shipped. Gross profit as a percentage of net sales decreased to 54.7% during the three months ended December 31, 1997 from 56.6 % during the comparable period in 1996. The decrease in gross profit as a percentage of net sales was primarily attributable to a decrease in sales of higher-margin products.

     Selling and shipping expenses. Selling and shipping expenses increased $127,000, or 6%, to $2.4 million during the three months ended December 31, 1997 from $2.2 million during the comparable period in 1996. This increase was primarily the result of an increase in the amount of products shipped, which was a consequence of the acquisition of the Plasti-Chain line of plastic chain links and decorative edgings and an increase in sales of preexisting product lines. Selling and shipping expenses as a percentage of net sales decreased from 30.1% during the three months ended December 31, 1996 to 27.7% during the comparable period in 1997. This decrease was primarily as a result of economies of scale gained from the sale of new products to existing customers.

     General and administrative expenses. General and administrative expenses increased $414,000 or 23%, to $2.2 million during the three months ended December 31, 1997 from $1.8 million during the comparable period in 1996. This increase was primarily due to increased amortization of goodwill and depreciation as a result of the acquisition of the Plasti-chain line of plastic chain links and decorative edgings. Furthermore, the increase is due to the addition of certain administrative personnel as part of the Company's efforts to build an infrastructure that it believes will be able to more easily integrate any future product lines or businesses that may be acquired. As a percentage of net sales, general and administrative expenses increased from 24.5% during the three months ended December 31, 1996 to 26.2% during the comparable period in 1997.

     Income from operations. Income from operations decreased by $84,000, or 55%, to $67,000 during the three months ended December 31, 1997 from $151,000 during the comparable period in 1996. The decrease in income from operations for the 1997 period was primarily attributable to the increased general and administrative costs. As a percentage of net sales, income from operations decreased to 0.8% for the three months ended December 31, 1997 from 2.0% during the comparable period in 1996.

     Interest expense. Interest expense decreased by $68,000, or 8%, to $744,000 during the three months ended December 31, 1997, from $812,000 during the comparable period in 1996. The decrease in interest expense was primarily the result of the decrease in the outstanding principal amount of term debt associated with the Weatherly acquisition. In addition, the Revolving Credit Facility outstanding balance at December 31, 1997 decreased to $2.2 million from $7.2 million at December 31, 1996.

     Income taxes. Income tax benefit increased to $250,000 during the three months ended December 31, 1997 from $195,000 during the comparable period in 1996 primarily due to the increase in the Company's effective tax rate. The Income tax benefit is based upon the Company's estimated effective income tax rate for the year.

     Net loss. Net loss decreased by $80,000, or 18%, to $370,000 during the three months ended December 31, 1997 from $450,000 during the comparable period in 1996. Net loss per common share decreased $.01 to ($.02) during the three months ended December 31, 1997 from ($.03) during the comparable period in 1996. The decrease was primarily attributable to more weighted average common and common equivalent shares outstanding in the three months ended December 31, 1997 compared to the comparable period in the prior year due to the Company selling more shares of common stock.

Six Months Ended December 31, 1997 Compared to Six Months Ended December 31,
1996

     Net sales. Net sales increased by $2.6 million, or 20%, to $15.5 million during the six months ended December 31, 1997 from $12.9 million during the comparable period in 1996. The increase in net sales was primarily a result of the August 1996 acquisition of Weatherly and the May 1997 acquisition of the Plasti-Chain line of plastic chain links and decorative edgings, combined with internal growth of the Company's preexisting product lines.

     Gross profit. Gross profit increased by $1.1 million, or 15%, to $8.2 million for the six months ended December 31, 1997 from $7.1 million during the comparable period in 1996. This increase was due primarily to the Weatherly acquisition. Gross profit as a percentage of net sales decreased to 52.5% during the six months ended December 31, 1997 from 55.0 % during the comparable period in 1996. The decrease in gross profit as a percentage of net sales was primarily attributable to a decrease in sales of higher-margin products.

     Selling and shipping expenses. Selling and shipping expenses increased $671,000, or 17%, to $4.7 million during the six months ended December 31, 1997 from $4.0 million during the comparable period in 1996. This increase was primarily the result of an increase in the amount of products shipped, which was a consequence of the acquisition of Weatherly and an increase in sales of preexisting product lines. Selling and shipping expenses as a percentage of net sales decreased from 30.8% during the six months ended December 31, 1996 to 30.0% during the comparable period in 1997. This decrease was a result of economies of scale gained from the sale of new products to existing customers.

     General and administrative expenses. General and administrative expenses increased $569,000, or 17%, to $3.9 million during the six months ended December 31, 1997 from $3.3 million during the comparable period in 1996. This increase was primarily due to increased amortization of goodwill as a result of the acquisition of Weatherly. Furthermore, the increase is due to the addition of certain administrative personnel as part of the Company's efforts to build an infrastructure that it believes will be able to more easily integrate any future product lines or businesses that may be acquired. As a percentage of net sales, general and administrative expenses decreased from 25.7% during the six months ended December 31, 1996 to 25.0% during the comparable period in 1997.

     Loss from operations. Loss from operations increased by $195,000, or 98%, to $393,000 during the six months ended December 31, 1997 from $198,000 during the comparable period in 1996. The loss from operations in actual dollars was primarily due to the seasonal nature of the Company's business. The increase in the loss for the 1997 period was primarily attributable to the increased general and administrative costs resulting from increased amortization of goodwill and, to a lesser extent, increased marketing expenses. As a percentage of net sales, loss from operations increased to 2.5% for the six months ended December 31, 1997 from 1.5% during the comparable period in 1996.

     Interest expense. Interest expense increased by $222,000, or 16%, to $1.6 million during the six months ended December 31, 1997, from $1.4 million during the comparable period in 1996. The increase in interest expense is primarily related to the interest associated with the increase in term debt associated with the Weatherly acquisition and the acquisition of the Plasti-chain line of plastic chain links and decorative edgings, which was partially offset by a decrease in the Company's effective borrowing rate.

     Income taxes. Income tax benefit increased to $800,000 during the six months ended December 31, 1997 from $475,000 during the comparable period in 1996 primarily due to the increase in the Company's effective tax rate. The income tax benefit is based upon the Company's estimated effective income tax rate for the year.

     Extraordinary expense, net. In connection with the acquisition of Weatherly in August 1996, the Company refinanced its term debt and its revolving line of credit. As a result of its refinancing, the Company was required to record an extraordinary expense of $1.0 million, net of tax benefits of $452,000, during the six months ended December 31, 1996. The expense consisted of deferred finance costs at June 30, 1996, net of accumulated amortization, plus prepayment penalties.

     Net loss. Net loss decreased by $976,000, or 47%, to $1.1 million during the six months ended December 31, 1997 from $2.1 million during the comparable period in 1996. This decrease was attributable to the $1.0 million extraordinary expense incurred in the 1996 period due to the refinancing. Net loss per common share decreased $0.08 to $(.07) during the six months ended December 31, 1997 from $(.15) during the comparable period in 1996. The decrease was primarily attributable to an extraordinary expense of approximately $0.07 per common share incurred during the 1996 period and, to a lesser extent, the increase in the number of weighted average common and common equivalent shares outstanding during the 1997 period.

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

     Sales of the Company's agriculture products, which were not material during the six months ended December 31, 1997, are also seasonal. Most shipments occur during the agriculture cultivation period from March through October.

Liquidity and Capital Resources

     Since inception, the Company had financed its operations primarily through cash generated by operations, net proceeds from the Company's private and public sales of securities and borrowings from lending institutions.

     At December 31, 1997, the Company had consolidated cash and short-term investments totaling $12.7 million and working capital of $15.8 million. At June 30, 1997, the Company had consolidated cash and short-term investments totaling $2.1 million and working capital of $2.3 million. This increase in working capital was due primarily to the Company selling 4,290,000 shares of common stock which generated net proceeds to the Company of approximately $16.0 million. In addition, warrants exercised to purchase common stock resulted in net proceeds to the company of $2.6 million during the six months ended December 31, 1997.

     Net cash provided by operating activities during the six months ended December 31, 1997 was $682,000 consisting primarily of a decrease in accounts receivable plus depreciation and amortization, offset in part by an increase in inventory and the net loss for the six months ended December 31, 1997. Net cash used in investing activities during the six months ended December 31, 1997 was $1,414,000 consisting primarily of cash used for the additional purchase price for Easy Gardener, Inc. and the purchase of furniture, fixtures and equipment.

     Net cash provided by financing activities during the six months ended December 31, 1997 was $11,383,000, consisting of the Company selling 4,290,000 shares of common stock which generated net proceeds to the Company of approximately $16.0 million and approximately $2.6 million which was received from the exercise of warrants to purchase Common Stock. This was offset in part by $6.3 million payments of outstanding notes payable and the buyout of unit purchase options of $3.2 million.

     At December 31, 1997, the Company had consolidated term debt of $20.3 million which includes debt incurred pursuant to the refinancing and consists of two outstanding term loans of $18.0 million, and $2.25 million.

     In connection with the acquisition of Weatherly, Easy Gardener entered into a credit agreement (the " Credit Agreement") with certain institutional lenders (the "Lenders"). Pursuant to the Credit Agreement, the Lenders have provided the Company with the following revolving credit and term loan facilities:

     (a) Revolving Credit Facility: the maximum amount available for borrowing under the revolving credit facility (the "Revolving Credit Facility") from time to time is equal to the lesser of $13.0 million and a borrowing base determined by reference to specified percentages of Easy Gardener's consolidated accounts receivable and inventory deemed to be "eligible" by the Lenders. As of December 31, 1997 based on this formula, $4.5 million was available for borrowing and $2.2 million was outstanding. In April 1997, the Revolving Credit Facility was amended to provide the Company with an additional $3.0 million in available borrowing during the months of February, March, April and May of each fiscal year. Any additional borrowing must be paid by May 31 of the year in which borrowed. This additional increase is for the working capital needs during the peak season months and has the same "eligibility" requirements as the original amount.

     Revolving credit loans bear interest at an annual rate chosen by Easy Gardener based on the prime rate of one of the lenders or the London Inter-Bank Offered Rate ("LIBOR") plus an applicable marginal rate. Under certain circumstances, outstanding prime rate loans may be converted to LIBOR rate loans at the Company's option. At December 31, 1997, the annual rate for borrowings under the Revolving Credit Facility was 9.75%. The Revolving Credit Facility expires on June 30, 2002 (the "Expiration Date") and all outstanding revolving credit loans are then due. In addition, for a 10-day period in August of each year, all outstanding revolving credit loans must be paid and no revolving credit loans may be borrowed. Revolving credit loans maybe prepaid at any time. However, if Easy Gardener elects to terminate the Revolving Credit Facility prior to the Expiration Date, the outstanding balance must be prepaid together with a premium of from 1% to 2% of the "Average Yearly Loan Balance" (as defined in the Credit Agreement) under the Revolving Credit Facility.

     (b) Term Loan Facility: Pursuant to this facility, Easy Gardener obtained three term loans (the "Term Loans"), one in the principal amount of $23.0 million ("Term Loan I"), $18.0 million of which was outstanding at December 31, 1997, one in the principal amount of $2.25 million ("Term Loan II"), all of which was outstanding at December 31, 1997, and one in the principal amount of $3.8 million ("Term Loan III" ), all of which was paid in full and expired in November 1997. Term Loan I and II mature on the Expiration Date. Term Loans I and II are payable in quarterly installments of principal, commencing as to Term Loan I in September 1996 and as to Term Loan II in September 1998. Term Loan I bears interest, at the election of Easy Gardner, at the adjusted prime rate or LIBOR rate described above, and Easy Gardner may from time to time, subject to certain restrictions, convert Term Loan I from a prime rate loan to a LIBOR rate loan. At December 31, 1997 the effective annual rate of interest for Term Loan I was 9.75%. Term Loan II bears interest at a floating rate equal to the prime rate of one of the lenders plus 6%. At December 31, 1997, the annual rate of interest for Term Loan II was 14.5 %. Interest on Term Loans I and II is payable monthly in arrears on prime rate loans and at the end of the interest period for a LIBOR rate loan if the interest period is three months or less or on the last day of each three-month interval during the interest period if it is longer than three months. If Easy Gardener elects to pay Term Loan I in full at any time prior to the Expiration Date, Easy Gardener is also obligated to pay a premium of from 1% to 2% of the amount pre-paid. Term Loan I is subject to certain mandatory prepayments of principal from "excess cash flow" (as defined in the Credit Agreement) of Easy Gardener and certain net proceeds of asset sales, condemnation awards and insurance recoveries. Mandatory prepayment of principal of Term Loan I on account of "excess cash flow", if any, will be due in October of the following of fiscal year. No mandatory prepayment was due in October 1997.

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

           Under the Credit Agreement (a) Easy Gardener is required, among other things, to comply with certain limitations on incurring additional indebtedness, liens, guaranties, capital and operating lease expenses in excess of a specified amount per year, and sales of assets and payment of dividends and (b) Easy Gardener and the Company must comply with certain limitations on merger, liquidations, changes in business, investments, loans and advances, or certain acquisition of subsidiaries. In addition, Easy Gardener must comply with certain minimum interest coverage, debt service and fixed charge rates, not permit its Net Worth (as defined in the Credit Agreement) to be less than certain amounts and generate certain minimum amounts of income before interest expense, taxes, depreciation and amortization. A violation of any of these covenants constitutes an event of default under the Credit Agreement.

     The Company believes that its operations will generate sufficient cash flow to service the debt incurred in connection with its prior acquisitions. However, if such cash flow is not sufficient to service such debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all.

     As of December 31, 1997, the Company had a net deferred tax liability of $650,000 and a deferred tax asset of $1,079,000 (net of $265,000 valuation allowance), the majority of which relates to the tax benefit associated with the accumulated net operating losses of approximately $2.8 million for federal income tax purposes which expire in 2011. For California income tax purposes, the Company accumulated net operating losses of approximately $3.0 million which expire at various times through 2001. Based upon the estimated taxable income to be apportioned to California over the next few fiscal years and considering the expiration date of the net operating loss carryovers, the Company has established a valuation reserve relating to a majority of the estimated $265,000 tax benefit associated with the California net operating loss carryovers.

     In January 1997, the Company borrowed $550,000 in the aggregate from certain lenders. The loans were used to satisfy short-term working capital requirements. In July 1997, the Company repaid $200,000 of the loans and $350,000 was converted into 154,000 shares of Common Stock.

     In May 1997, the Company purchased from Plastic Molded Concepts, Inc. certain assets relating to its Plasti-Chain Line of products for approximately $4.3 million. The purchase price was paid for through the use of the Revolving Credit Facility and Term Loan III.

     In December 1997, the tax liability was settled with the Internal Revenue Service relating to periods prior to the acquisition of Weatherly and was not material to the Company.

     The Company anticipates spending approximately $4.0 million ($3.25 million of which is expected to come from the proceeds of the Company's recent public offering), including anticipated use of a portion of existing trade credits, in the fiscal year ending June 30, 1998 on a combination of media development, print, radio and television advertising, co-operative advertising (advertising done in conjunction with retailers), and attendance at trade shows and public relations to promote awareness, understanding and brand identification of its lawn and garden products.

     The Company has entered into a non-binding letter of intent to purchase a manufacturer and distributor of outdoor lawn and garden products for approximately $14.0 million, subject to increase or decrease based upon certain net current assets of the seller to be acquired.

     The Company has also entered into a non-binding letter of intent to purchase another manufacturer and distributor of outdoor lawn and garden products for approximately $3.0 million, subject to increase or decrease based upon certain net current assets of the seller to be acquired.

                           Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

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

 Item 5.  Other Information.

          The Company intends to hold its next Annual Meeting of Stockholders on or about May 18, 1998.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27 Financial Data Schedule (For SEC use only)

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 12, 1998

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