Form 10-Q/A
period 1997-12-31
US HOME & GARDEN INC
filed 1998-02-20
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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

Part 1.- Financial Information

Item 1. Consolidated Financial Statements

Consolidated balance sheet as of June 30, 1997
and December 31, 1997 (Unaudited)                                            1-2

Consolidated statements of Income for the three months
and six months ended December 31, 1996 and 1997 (unaudited)                  3-4

Consolidated statements of cash flows for the six months
ended December 31, 1996 and 1997 (Unaudited)                                 5-6

Notes to consolidated financial statements                                   7-8

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.                                    9-15

Part II.- Other Information

Item 1. Legal Proceedings                                                     16


Item 2. Changes in Securities                                                 16


Item 5. Other Information                                                     16

Item 6. Exhibits and Reports on Form 8-K                                      16

Signatures                                                                    17

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

 Item 2.  Changes in Securities

          On December 10, 1997, the Company issued five-year warrants to purchase 250,000 shares of common stock at $4.25 per share to an entity for providing investment banking and advisory services and cancelled the warrant to purchase 50,000 shares of common stock at $2.25 per share that had been previously issued to the entity during the quarter ended June 30, 1997. The warrants were issued by the Company in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


Item 5.   Other Information.

          The Company intends to hold its next Annual Meeting of Stockholders on or about May 18, 1998.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27 Financial Data Schedule (For SEC use only)

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 19, 1998

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