Form 10-Q
period 1998-03-31
US HOME & GARDEN INC
filed 1998-05-15
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                          Yes _X_       No _____

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of May11, 1998 there were 20,116,197 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part 1.- Financial Information

Item 1. Consolidated Financial Statements

Consolidated balance sheet as of June 30, 1997
and March 31, 1998 (Unaudited)                                             1-2
Consolidated statements of Income for the three months
and nine months ended March 31, 1997 and 1998 (unaudited)                  3-4

Consolidated statements of cash flows for the nine months
ended March 31, 1997 and 1998 (Unaudited)                                  5-6

Notes to consolidated financial statements                                 7-9
Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations.                                     10-16
Part II.- Other Information
Item 1.  Legal Proceedings                                                 17
Item 2.  Changes in Securities                                             17
Item 6. Exhibits and Reports on Form 8-K                                   17
Signatures                                                                 18

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets
================================================================================

                                                                 June 30,     March 31,
                                                                     1997          1998
---------------------------------------------------------------------------------------
                                                                             (Unaudited)
Assets

Current
  Cash and cash equivalents                                 $  2,083,000   $  1,931,000
  Accounts receivable, less allowance for doubtful
    accounts and sales returns of $314,000 and $361,000       11,542,000     25,708,000
  Inventories                                                  5,254,000     13,209,000
  Prepaid expenses and other current assets                      419,000      2,176,000
  Deferred tax asset                                             448,000        200,000
---------------------------------------------------------------------------------------


Total current assets                                          19,746,000     43,224,000

Furniture, fixtures and equipment, net                         2,315,000      3,266,000

Intangible assets
  Excess of cost over net assets acquired, net of
    accumulated amortization of $2,579,000 and $3,807,000     41,834,000     53,763,000
  Deferred financing costs, net of accumulated amor-
    tization of $302,000 and $609,000                          1,621,000      1,436,000
  Product rights, patents and trademarks, net of
    accumulated amortization of $75,000 and $88,000              180,000        169,000
  Non-compete agreement, net of accumulated
    amortization of $22,000 and $41,000                          478,000        469,000
  Package design, net of accumulated amortization
    of $110,000 and $194,000                                     251,000        601,000

Trade credits                                                  1,149,000        984,000

Officer receivables                                              694,000        848,000

Other assets                                                     207,000        176,000
---------------------------------------------------------------------------------------

                                                            $ 68,475,000   $104,936,000
=======================================================================================


          See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets
================================================================================

                                                                  June 30,      March 31,
                                                                      1997           1998
-----------------------------------------------------------------------------------------
                                                                               (Unaudited)
Liabilities and Stockholders' Equity

Current
  Line of credit                                              $         --   $  8,166,000
  Current maturities of notes payable                            8,990,000      3,500,000
  Accounts payable                                               1,774,000      5,432,000
  Accrued expenses                                               3,983,000      7,039,000
  Accrued co-op advertising                                      1,098,000      1,267,000
  Accrued commissions                                              859,000      1,115,000
  Accrued interest                                                 261,000        460,000
  Accrued purchase consideration                                   489,000        978,000
-----------------------------------------------------------------------------------------

Total current liabilities                                       17,454,000     27,957,000

Accrued purchase consideration                                     978,000             --

Deferred tax liability                                             547,000        700,000

Notes payable, less current maturities                          17,570,000     25,770,000
-----------------------------------------------------------------------------------------


Total liabilities                                               36,549,000     54,427,000
-----------------------------------------------------------------------------------------

Commitments, contingency and subsequent
  events (Note 4)

Stockholders' equity
  Preferred stock, $.001 par value - shares authorized,
    1,000,000; no shares outstanding                                    --             --
  Common stock, $.001 par value - shares authorized,
    30,000,000; 14,073,000 and 20,049,000 shares issued and
    outstanding at June 30, 1997 and March 31, 1998                 14,000         20,000
  Additional paid-in capital                                    30,783,000     49,974,000
  Retained earnings                                              1,129,000        515,000
-----------------------------------------------------------------------------------------


Total stockholders' equity                                      31,926,000     50,509,000
-----------------------------------------------------------------------------------------


                                                              $ 68,475,000   $104,936,000
=========================================================================================



     See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                               Consolidated Statements of Income
================================================================================

                                          Three Months Ended              Nine Months Ended
                                               March 31,                       March 31,
                                    ----------------------------    ----------------------------
                                            1997            1998            1997            1998
------------------------------------------------------------------------------------------------
                                              Unaudited                      Unaudited
                                    ----------------------------    ----------------------------
Net sales                           $ 20,558,000    $ 23,520,000    $ 33,497,000    $ 39,058,000

Cost of sales                          9,025,000      10,482,000      14,849,000      17,861,000
------------------------------------------------------------------------------------------------


Gross profit                          11,533,000      13,038,000      18,648,000      21,197,000
------------------------------------------------------------------------------------------------


Operating expenses
  Selling and shipping                 3,704,000       3,797,000       7,694,000       8,458,000
  General and administrative           1,834,000       2,170,000       5,157,000       6,061,000
------------------------------------------------------------------------------------------------


                                       5,538,000       5,967,000      12,851,000      14,519,000
------------------------------------------------------------------------------------------------


Income from operations                 5,995,000       7,071,000       5,797,000       6,678,000

Other income expense
  Investment income                       16,000         245,000          59,000         349,000
  Interest expense                      (993,000)       (922,000)     (2,368,000)     (2,519,000)
------------------------------------------------------------------------------------------------


Income before income taxes
  and extraordinary expense            5,018,000       6,394,000       3,488,000       4,508,000

Income tax (expense)                  (2,075,000)     (2,700,000)     (1,600,000)     (1,900,000)
------------------------------------------------------------------------------------------------


Income before extraordinary
  expense                              2,943,000       3,694,000       1,888,000       2,608,000

Extraordinary expense of
  $1,459,000 on debt refinancing,
  net of income taxes of $452,000             --              --      (1,007,000)             --
------------------------------------------------------------------------------------------------


Net income                          $  2,943,000    $  3,694,000    $    881,000    $  2,608,000
================================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                               Consolidated Statements of Income
================================================================================

                                        Three Months Ended     Nine Months Ended
                                             March 31,             March 31,
                                        ------------------     -----------------
                                             1997      1998      1997       1998
--------------------------------------------------------------------------------
                                               Unaudited           Unaudited
                                        ------------------     -----------------
Basic earnings per share:

Income per common share
  before extraordinary expense               $.21      $.19      $.14       $.15

Extraordinary expense                          --        --      (.07)        --

Net income per common share                  $.21      $.19      $.07       $.15
================================================================================



Diluted earnings per share:

Income per common share
  before extraordinary expense               $.18      $.15      $.12       $.12

Extraordinary expense                          --        --      (.06)        --

Net income per share                         $.18      $.15      $.06       $.12
================================================================================


          See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows
================================================================================


Increase (Decrease) in Cash

Nine months ended March 31,                                            1997            1998
-------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Cash flows from operating activities
  Net income                                                   $    881,000    $  2,608,000
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Extraordinary expense                                       1,007,000              --
      Depreciation and amortization                               1,513,000       1,921,000
      Amortization of deferred financing costs                      216,000         301,000
      Changes in operating  assets and  liabilities,  net of
        assets acquired and liabilities assumed:
         Accounts receivable                                    (12,939,000)    (11,966,000)
         Inventories                                             (2,427,000)     (2,658,000)
         Prepaid expenses and other current assets                  225,000      (1,716,000)
         Accounts payable and accrued expenses                    5,120,000       6,037,000
         Other assets                                               227,000         203,000
         Deferred tax asset                                       1,092,000         401,000
-------------------------------------------------------------------------------------------

Net cash used in operating activities                            (5,085,000)     (4,869,000)
-------------------------------------------------------------------------------------------

Cash flows from investing activities
  Payment for purchase of business, net of cash acquired        (23,265,000)    (20,274,000)
  Payment for non-compete                                          (500,000)             --
  Increase in officer receivables                                  (148,000)       (154,000)
  Purchase of furniture, fixtures and equipment                    (476,000)       (799,000)
  Purchase of package design                                             --        (435,000)
-------------------------------------------------------------------------------------------

Net cash used in investing activities                           (24,389,000)    (21,662,000)
-------------------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows
================================================================================

Nine months ended March 31,                                      1997            1998
-------------------------------------------------------------------------------------
                                                                   (Unaudited)
Cash flows from financing activities
  Proceeds from issuances of stock                       $  5,297,000    $ 18,847,000
  Buyout of unit purchase options                                  --      (3,221,000)
  Proceeds from bank line of credit                        27,944,000      18,808,000
  Payment on bank line of credit                          (16,919,000)    (10,643,000)
  Proceeds from notes payable                              16,783,000      10,000,000
  Payments of notes payable                                (2,623,000)     (7,290,000)
  Acquisition finance costs                                (1,399,000)       (122,000)
-------------------------------------------------------------------------------------


Net cash provided by financing activities                  29,083,000      26,379,000
-------------------------------------------------------------------------------------


Net decrease in cash                                         (391,000)       (152,000)

Cash and cash equivalents, beginning of period                680,000       2,083,000
-------------------------------------------------------------------------------------


Cash and cash equivalents, end of period                 $    289,000    $  1,931,000
=====================================================================================

Supplemental disclosure of cash flow information
  Cash paid for interest, including deferred financing
    costs                                                $  4,098,000    $  2,223,000
  Cash paid for taxes                                    $     13,000    $    238,000
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

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

1. The accompanying consolidated financial statements at March 31, 1998, and for the three and nine months ended March 31, 1997 and 1998 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented.

2. Refer to the audited consolidated financial statements for the year ended June 30, 1997, for details of accounting policies and accounts.

3. On August 9, 1996, Easy Gardener, Inc., a wholly-owned subsidiary of the Company, acquired all of the outstanding stock of Weatherly Consumer Products Group, Inc. (Weatherly), a lawn and garden care company, for 1,000,000 shares of the Company's common stock (valued at $3 per share) and approximately $22.9 in cash. On February 28, 1998, Weed Wizard Acquisition Corporation, a wholly owned subsidiary of the Company, acquired substantially all the assets and assumed certain liabilities of Weed Wizard, Inc., a lawn and garden company, for approximately $16.3 million.

     The acquisitions were accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated statement of the operations since the respective acquisition dates. The value of intangibles purchased and the excess of the purchase price over the fair value of assets acquired totalled approximately $34 million and will be amortized on a straight line basis over the estimated useful life of thirty years.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company, Weed Wizard Inc. and Weatherly as if the acquisition had occurred at the beginning of fiscal 1997, after giving effect to certain adjustments, including the amortization of excess costs over assets acquired increased interest expense and the elimination of certain expenses incurred by Weatherly related to the acquisition. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company, Weed Wizard Inc. and and Weatherly had constituted a single entity during such period and is not necessarily indicative of results which may be obtained in the future.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Nine months ended March 31,                            1997             1998
--------------------------------------------------------------------------------
                                                       (000)            (000)

Net sales                                               $ 36,809        $ 41,360
Net (loss) income before extraordinary expense               (42)          1,500
Net (loss) income                                         (1,569)          1,500
Diluted net (loss) income per common share before
  extraordinary expense                                     (.01)            .07
Diluted net (loss) income per common share                  (.11)            .07
================================================================================


4. The following is a reconciliation of the weighted average number of shares used to compute basic and dilutive earnings per share before extraordinary expense:

                                    Three months                Nine months
                                   ended March 31,            ended March 31,
                              ------------------------   -----------------------
                                     1997         1998         1997         1998
--------------------------------------------------------------------------------


Basic earnings per
  common share                 13,973,000   19,943,000   13,552,000   16,987,000
Options and warrants            2,086,000    5,095,000    2,339,000    4,900,000
--------------------------------------------------------------------------------


Diluted earnings per
  common share                 16,059,000   25,038,000   15,891,000   21,887,000
================================================================================


5.   Company  Obligated   Mandatorily   Redeemable  Preferred  Securities  of  a
     Subsidiary Trust Holding Solely Subordinated Debt Securities of the Company

     In April 1998, U.S. Home & Garden Trust I (the "Trust"), a newly created Delaware business trust and a wholly-owned subsidiary of the Company, issued 78,000 common securities with a liquidation amount of $25 per common security to the Company for $1,950,000 and completed a public offering of 2,530,000 9.40% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security (the "Trust Preferred Securities" and together with the common securities the "Trust Securities"). The Trust exists for the sole purpose of issuing Trust Securities and using the proceeds therefrom to acquire the Subordinated Debentures described below. Concurrent with the issuance of the Trust Securities, the Trust invested the proceeds therefrom in $65.2 million aggregate principal amount of 9.40% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

     Distributions on the Trust Securities are payable monthly in arrears by the Trust.

     The  Subordinated  Debentures are unsecured  obligations of the Company and
     are   subordinate   and  junior  in  right  of  payment  to  certain  other
     indebtedness  of the Company.

     The Company may under certain circumstances defer the payment of interest on the Subordinated Debenture for a period not to exceed 60 consecutive months. If interest payments on the Subordinated Debenture are so deferred, distributions on the Trust Securities will also be deferred. During any such deferral period, interest on the Subordinated Debentures and distributions on the Trust Securities will accrue and compound monthly, and subject to certain exceptions, the Company may not declare or pay distributions on its capital stock or debt securities that rank equal or junior to the Subordinated Debentures.

     The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on April 15, 2028, but may be redeemed at the option of the Company at any time after April 15, 2003 and earlier under certain circumstances. The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Trust Securities to the extent that the Trust has funds sufficient to make such payments.

     Approximately $39 million of the proceeds received by the Company from the sale of the Subordinated Debentures to the Trust were used by the Company to repay outstanding long-term debt and line of credit advances.

     In December 1997, the Company completed a public offering of 4,290,000 shares of common stock which generated net proceeds to the Company of approximately $16 million. Approximately $3.2 million of the proceeds were used to repurchase approximately 1.7 million shares of stock underlying unit purchase options and warrants.

     Subsequent to June 30, 1997, a $350,000 liability was converted into 154,000 shares of common stock.

     Subsequent to June 30, 1997, approximately 1,350,000 warrants to purchase common stock were exercised resulting in net proceeds to the Company of approximately $2.7 million.

     Subsequent to June 30, 1997, the Company granted stock options to acquire approximately 700,000 shares of common stock under the 1997 and 1995 stock option plans.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

     Certain information included in this Item 2. and elsewhere in the Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, the Company's growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, the general condition of the economy and other risks detailed in the Company's Securities and Exchange Commission filings." Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date the statement was made.

General

     U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly-owned subsidiaries Easy Gardener, Inc., ("Easy Gardener"), and Golden West Agri-Products, Inc., ("Golden West"), and through Easy Gardener's wholly-owned subsidiaries, Weatherly Consumer Products Group, Inc., ("Weatherly") and Weed Wizard Acquisition, Corp. ("Weed Wizard"). Since 1992, the Company has consummated seven acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of over $75 million in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $57.6 million at March 31, 1998. The Company is currently amortizing such goodwill using the straight-line method over various time periods ranging from 20 to 30 years.

Results of Operations

     The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                                Percentage of Net Sales
                                                -----------------------
                                        Three Months Ended    Nine Months Ended
                                        ------------------    -----------------
                                             March 31,             March 31,
                                             ---------             ---------
                                        1997       1998       1997       1998
                                       ------     ------     ------     ------
Net sales                               100.0%     100.0%     100.0%     100.0%
Cost of sales                            43.9       44.6       44.3       45.7
                                       ------     ------     ------     ------
Gross profit                             56.1       55.4       55.7       54.3
Selling and shipping expenses            18.0       16.1       23.0       21.7
General and administrative expenses       8.9        9.2       15.4       15.5
                                       ------     ------     ------     ------
Income from operations                   29.2       30.1       17.3       17.1
Interest expense                         (4.8)      (3.9)      (7.1)      (6.4)
Investment income                         1.0         1.0        .2         .9
Income tax expense                      (10.1)     (11.5)      (4.8)      (4.9)
Extraordinary expense, net               --         --         (3.0)      --
                                       ======     ======     ======     ======
Net Income                               14.3%      15.7%       2.6%       6.7%
                                       ======     ======     ======     ======

     Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Net sales. Net sales increased by $3.0 million, or 14.4%, to $23.5 million during the three months ended March 31, 1998 from $20.6 million during the comparable period in 1997. The increase in net sales was primarily a result of the internal growth of the Company's pre-existing product lines combined with the Company's May 1997 acquisition of the Plasti-Chain product line of plastic chain links and decorative edgings, and the February 1998 acquisition substantially all of the assets used in the business of Weed Wizard, Inc.

     Gross profit. Gross profit increased by $1.5 million, or 13%, to $13 million for the three months ended March 31, 1998 from $11.5 million during the comparable period in 1997. This increase was due primarily to the increase in net sales. Gross profit as a percentage of net sales decreased to 55.4% during the three months ended March 31, 1998 from 56.1 % during the comparable period in 1997. The decrease in gross profit as a percentage of net sales was primarily attributable to a decrease in sales of higher-margin products.

     Selling and shipping expenses. Selling and shipping expenses increased $93,000, or 2.5%, to $3.8 million during the three months ended March 31, 1998 from $3.7 million during the comparable period in 1997. This increase was primarily the result of an increase in the amount of products shipped, which was a consequence of the increase in internal growth of the Company's pre-existing product lines combined with the acquisition of the Plasti-Chain product line of plastic chain links and decorative edgings and the acquisition of substantially all of the assets used in the business of Weed Wizard, Inc. Selling and shipping expenses as a percentage of net sales decreased to 16.1% during the three months ended March 31, 1998 from 18% during the comparable period in 1997. This decrease was primarily as a result of economies of scale gained from the sale of new products to existing customers.

     General and administrative expenses. General and administrative expenses increased $336,000, or 18.3%, to $2.2 million during the three months ended March 31, 1998 from $1.8 million during the comparable period in 1997. This increase was primarily due to increased amortization of goodwill and depreciation as a result of the acquisition of the Plasti-chain product line and the asset acquisition of Weed Wizard, Inc. Furthermore, the increase is due to the addition of certain administrative personnel as part of the Company's efforts to build an infrastructure that it believes will be able to more readily integrate any future product lines or businesses that may be acquired. As a percentage of net sales, general and administrative expenses increased to 9.2% during the three months ended March 31, 1998 from 8.9% during the comparable period in 1997.

     Income from operations. Income from operations increased by $1.1 million, or 18%, to $7.1 million during the three months ended March 31, 1998 from $6.0 million during the comparable period in 1997. The increase in the income from operations for the 1998 period was primarily attributable to the increase in net sales. As a percentage of net sales, income from operations increased to 30.1% for the three months ended March 31, 1998 from 29.2% in during the comparable period in 1997.

     Interest expense. Interest expense decreased by $71,000, or 7.1%, to $922,000 during the three months ended March 31, 1998, from $993,000 during the comparable period in 1997. The decrease in interest expense was primarily the result of an aggressive inventory control program put into place in December 1997combined with the decrease in the outstanding principal amount of term debt associated with the Weatherly acquisition. In addition, the balance outstanding under the Company's Revolving Credit Facility at March 31, 1998 decreased to $8.2 million from $12.3 million at March 31, 1997.

     Income taxes. Income tax expense increased to $2.7 million during the three months ended March 31, 1998 from $2.1 million during the comparable period in 1997 primarily due to the increase in net income before taxes. The Income tax expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

     Net Income. Net income increased by $751,000, or 25.5%, to $3.7 million during the three months ended March 31, 1998 from $2.9 million during the comparable period in 1997. Basic net income per common share decreased $.02 to $.19 per share for the three months ended March 31, 1998 from $.21 per share during the comparable period in 1997. Diluted net income per common share decreased $.03 to $.15 per share for the three months ended March 31, 1998 from $.18 per share during the comparable period in 1997. The decrease in both basic and diluted earnings per share is primarily attributable to more weighted average common and common equivalent shares outstanding in the three months ended March 31, 1998 compared to the comparable period in the prior year due to the Company selling $4.3 million shares of common stock in a December 1997 public offering.

     Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31,
1997

     Net sales. Net sales increased by $5.6 million, or 16.6%, to $39.1 million during the nine months ended March 31, 1998 from $33.5 million during the comparable period in 1997. The increase in net sales was primarily a result of the internal growth of the Company's pre-existing product lines combined with the August 1996 acquisition of Weatherly, the May 1997 acquisition of the Plasti-Chain Product line and the February 1998 acquisition asset of Weed Wizard, Inc.

     Gross profit. Gross profit increased by $2.5 million, or 13.7%, to $21.2 million for the nine months ended March 31, 1998 from $18.6 million during the comparable period in 1997. This increase was due primarily to the increase in internal growth of the Company's pre-existing product lines combined with the Weatherly acquisition, the Plasti-Chain product line acquisition and the Weed Wizard, Inc. asset acquisition. Gross profit as a percentage of net sales decreased to 54.3% during the nine months ended March 31, 1998 from 55.7 % during the comparable period in 1997. The decrease in gross profit as a percentage of net sales was primarily attributable to a decrease in sales of higher-margin products.

     Selling and shipping expenses. Selling and shipping expenses increased $764,000, or 9.9%, to $8.5 million during the nine months ended March 31, 1998 from $7.7 million during the comparable period in 1997. This increase was primarily the result of an increase in the amount of products shipped, which was a consequence of the increase in internal growth of the Company's pre-existing product lines combined with the acquisition of Weatherly, the Plasti-Chain product line, and substantially all the assets used in the business of Weed Wizard, Inc. Selling and shipping expenses as a percentage of net sales decreased to 21.7% during the nine months ended March 31, 1998 from 23% during the comparable period in 1997. This decrease was a result of economies of scale gained from the sale of new products to existing customers.

     General and administrative expenses. General and administrative expenses increased $904,000, or 17.5%, to $6.1 million during the nine months ended March 31, 1998 from $5.2 million during the comparable period in 1997. This increase was primarily due to increased amortization of goodwill as a result of the acquisition of Weatherly, the Plasti-Chain Product line and substantially all of the assets used in the business of Weed Wizard, Inc. Furthermore, the increase is due to the addition of certain administrative personnel as part of the Company's efforts to build an infrastructure that it believes will be able to more readily integrate any future product lines or businesses that may be acquired. As a percentage of net sales, general and administrative expenses increased to 15.5% during the nine months ended March 31, 1998 from 15.4% during the comparable period in 1997.

     Income from operations. Income from operations increased by $881,000, or 15.2%, to $6.7 million during the nine months ended March 31, 1998 from $5.8 million during the comparable period in 1997. The increase in the income from operations for the 1998 period was primarily attributable to the increase in net sales. As a percentage of net sales, income from operations decreased to 17.1% for the nine months ended March 31, 1998 from 17.3% during the comparable period in 1997.

     Interest expense. Interest expense increased by $151,000, or 6.4%, to $2.5 million during the nine months ended March 31, 1998 from $2.4 million during the comparable period in 1997. The increase in interest expense is primarily related to the interest associated with the increase in term debt associated with the Weatherly acquisition and the acquisition of the Plasti-chain product line, which was partially offset by a decrease in the Company's effective borrowing rate and certain principal payments made.

     Income taxes. Income tax expense increased to $1.9 million during the nine months ended March 31, 1998 from $1.6 million during the comparable period in 1997 primarily due to the increase in the Company's net income before taxes. The income tax expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

     Extraordinary expense, net, In connection with the acquisition of Weatherly in August 1996, the Company refinanced its term debt and its revolving line of credit. As a result of its refinancing, the Company was required to record an extraordinary expense of $1.0 million, net of tax benefits of $452,000, during the nine months ended March 31, 1998. The expense consisted of deferred finance costs at June 30, 1996, net of accumulated amortization, plus prepayment penalties.

     Net Income. Net income increased by $1.7 million, or 196%, to $2.6 million during the nine months ended March 31, 1998 from $881,000, during the comparable period in 1997. This increase was attributable to the $1.0 million extraordinary expense incurred in the 1997 period related to the debt refinancing. There is no comparable expense in the 1998 period. In addition, the increase in net income is attributable to the increase in net sales. Basic net income per common share increased $0.08 to $.15 during the nine months ended March 31, 1998 from $.07 during the comparable period in 1997. The increase was primarily attributable to an extraordinary expense of approximately $0.07 per common share incurred during the 1997 period. Diluted net income per common share increased $.06 to $.12 during the nine months ended March 31, 1998 from $.06 during the comparable period in 1997. The increase was primarily attributable to an extraordinary expense of approximately $.06 per common share incurred during the 1997 period. There was no corresponding expense in the 1998 period. The number of weighted average common and common equivalent shares outstanding for the nine months ended March 31, 1998 was 21,887,000 compared to the comparable period in the prior year of 15,891,000. This increase was primarily due to the Company completing a public offering of 4.3 million shares of common stock in December 1997.

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

     Sales of the Company's agriculture products, which were not material during the nine months ended March 31, 1998, are also seasonal. Most shipments occur during the agriculture cultivation period from March through October.

Liquidity and Capital Resources

     Since inception, the Company had financed its operations primarily through cash generated by operations, net proceeds from the Company's private and public sales of securities and borrowings from lending institutions.

     At March 31, 1998, the Company had consolidated cash and short-term investments totaling $1.9 million and working capital of $15.3 million. At June 30, 1997, the Company had consolidated cash and short-term investments totaling $2.1 million and working capital of $2.3 million. This increase in working capital was due primarily to the Company selling 4,290,000 shares of common stock in December 1997, which generated net proceeds to the Company of approximately $16.0 million. In addition, warrants exercised to purchase common stock resulted in net proceeds to the Company of $2.9 million during the nine months ended March 31, 1998.

     Net cash used in operating activities during the nine months ended March 31, 1998 was $4.9 million consisting primarily of an increase in inventory and accounts receivable, offset in part by an increase in accounts payable the net income for the nine months ended, plus depreciation and amortization.

     Net cash used in investing activities during the nine months ended March 31, 1998 was $21.7 million consisting primarily of cash used for the asset acquisition price for Weed Wizard, Inc. and the purchase of certain assets of Landmaster, Inc.

     Net cash provided by financing activities during the nine months ended March 31, 1998 was $26.4 million consisting of the Company selling 4,290,000 shares of common stock which generated net proceeds to the Company of approximately $16.0 million, net borrowings of $8.2 million under the Company's Revolving Credit Facility, borrowings of $10 million in notes payable used for the purchase of substantially all of the assets used in the business of Weed Wizard, Inc. and the purchase of certain assets of Landmaster Products, Inc. and approximately $2.9 million which was received from the exercise of warrants to purchase common stock. The buyout of unit purchase options for $3.2 million combined with the $7.3 million payments of notes payable, offset the cash provided by financing activities.

     In connection with the acquisition of Weatherly, Easy Gardener entered into a credit agreement (the " Credit Agreement") with certain institutional lenders (the "Lenders"). Pursuant to the Credit Agreement, the Lenders have provided the Company with the following revolving credit and term loan facilities as amended:

     (a) Revolving Credit Facility: the maximum amount available for borrowing under the revolving credit facility (the "Revolving Credit Facility") from time to time is equal to the lesser of $20 million and a borrowing base determined by reference to specified percentages of Easy Gardener's consolidated accounts receivable and inventory deemed to be "eligible" by the Lenders. As of March 31, 1998 based on this formula, $19.5 million was available for borrowing and $8.2 million was outstanding. At March 31, 1998, the annual rate for borrowings under the Revolving Credit Facility was 9.75%.

     (b) Term Loan Facility: Pursuant to this facility, Easy Gardener obtained three term loans (the "Term Loans"), one in the principal amount of $23.0 million ("Term Loan I"), $18.0 million of which was outstanding at March 31, 1998, one in the principal amount of $2.25 million ("Term Loan II"), all of which was outstanding at March 31, 1998, and one in the principal amount of $3.8 million ("Term Loan III"), all of which was paid in full and expired in November 1997. In connection with the Company's acquisition of Weed Wizard, Inc. in February 1998 Term Loan I and Term Loan II were consolidated into a single term loan (the "Term Loan") and the balance of the Term Loan was increased to $30.3 million. At March 31, 1998, the effective annual rate of interest for the Term Loan was 9.75%.

     In April 1998, U.S. Home & Garden Trust I (the "Trust"), a newly created Delaware business trust and a wholly-owned subsidiary of the Company, issued 78,000 common securities with a liquidation amount of $25 per common security to the Company for $1,950,000 and completed a public offering of 2,530,000 9.40% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security (the "Trust Preferred Securities" and together with the common securities the "Trust Securities"). The Trust exists for the sole purpose of issuing Trust Securities and using the proceeds therefrom to acquire the Subordinated Debentures described below. Concurrent with the issuance of the Trust Securities, the Trust invested the proceeds therefrom in $65.2 million aggregate principal amount of 9.40% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company. Interest only payments are due through April 15, 2028 when the entire balance is due. Approximately $39 million of the proceeds received by the Company from the sale of Subordinated Debentures to the Trust were used to repay outstanding long-term debt and line of credit advances. As a result of this early repayment, the Company will write off deferred financing costs of approximately $1.4 million and incur a prepayment penalty of approximately $735,000 during its quarter ended June 30, 1998 which will reduce its reported income. Although the Company is currently negotiating new credit facilities with several banks, there can be no assurance that the Company will be able to obtain a new credit facility on terms acceptable to it, or at all. Failure to obtain a new credit facility would materially adversely affect the Company's operations.

     The Company believes that its operations will generate sufficient cash flow to service the debt incurred in connection with its prior acquisitions. However, if such cash flow is not sufficient to service such debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all.

     As of March 31, 1998, the Company has a net deferred tax liability of $700,000 primarily relating to depreciation and amortization in excess of the book amount. The deferred tax asset of $200,000 relates to the allowance of accounts receivable, vacation accrual and certain other balance sheet reserves.

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

     In February 1998, Easy Gardener, through its wholly owned subsidiary Weed Wizard, purchased certain assets of Weed Wizard, Inc. for approximately $16.3 million, of which approximately $5 million was based on the value of certain current assets acquired.

     In March 1998, Easy Gardener completed its acquisition of substantially all of the assets of Landmaster Products Inc. for the purchase price of approximately $3.0 million, of which approximately $750,000 was based on the value of certain net assets acquired.

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

     On May 14, 1998 the Company acquired the lawn and garden specialty fencing product lines of the Tensar Coporation for $5.4 million plus an additional $977,000 for inventory.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards (SFAS") No. 128, "Earnings Per Share," which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires the calculation and presentation of basis earnings per share (giving no dilutive effect to derivative securities) and dilutive earnings per share (reflecting the dilutive effect of all derivative securities). Accordingly, the Company has adopted SFAS No. 128 in its December 31, 1997 interim financial statements. As required by SFAS No. 128, all prior earnings have been restated to reflect the retroactive application of this pronouncement.

     Part II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company, Easy Gardener and Dalen Products, Inc. ("Dalen") have recently settled the July 30, 1997 lawsuit brought by Easy Gardener against Dalen in the United States District Court for the Western District of Texas, Waco Division, and the counterclaims and third party complaint brought by Dalen against Easy Gardener and the Company, respectively. While other terms of the settlement are confidential, Dalen has agreed to make a minor change on certain products to reflect Dalen's association with Gardeneer. In addition, Easy Gardener has agreed to withdraw the WeedShield brand name from the marketplace as part of the settlement.

Item 2. Changes in Securities

     In February 1998, the Company issued (i) five-year options to purchase 50,000 shares of common stock at $4.375 per share to its Vice President of Finance pursuant to the Company's 1997 stock option plan and (ii) five-year non-plan options to purchase an aggregate of 140,000 shares of Common Stock at $5.25 per share to two individuals as an inducement for their employment with Wizard, a subsidiary of the Company. In addition, in January 1998 five year options to purchase 2,500 shares of common stock at $4.125 per share were granted to each of the Company's two outside directors pursuant to the Company's Non-Employee Director Stock Option Plan. The options were issued by the Company in private transactions pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

 Item 5. Other Information

     The Company currently intends to hold its next Annual Meeting of Stockholders on or about June 22, 1998.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     27   Financial Data Schedule (For SEC use only)

     (b) During the quarter ended March 31, 1998 the company filed a current report on Form 8-K, (under Item 2 of Form 8-K) for the event dated February 26, 1998, to report the purchase of certain assets of Weed Wizard, Inc.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 15, 1998
                                          U.S. Home & Garden Inc.
                                                 (Registrant)

                                          /s/ Robert Kassel
                                          -----------------
                                          President, Chief Executive Officer and
                                          Treasurer

                                          /s/ Lynda Gustafson
                                          -------------------
                                          Vice President of Finance (Principal
                                          Accounting Officer)