Form 10-K
period 1998-06-30
US HOME & GARDEN INC
filed 1998-09-29
CIK 879911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K



(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1998

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

                                                        Name of Each Exchange
Title of each class                                     on Which Registered
       None                                                Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the closing sale price) on September 21, 1998 was approximately $90,390,000.

     As of September 21, 1998, 20,842,615 shares of the Registrant's Common Stock, par value $.001 per share were outstanding.

                    Documents Incorporated By Reference: None

                                     Part I.


Item 1. Business

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements of the Company in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, and the general condition of the economy and its effect on the securities markets and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

General

     The Company is a leading manufacturer and marketer of a broad range of consumer lawn and garden products. The Company's products include weed preventive landscape fabrics, fertilizer spikes, decorative landscape edging, weed trimmer replacement heads, shade cloth and root feeders, which are sold under recognized brand names such as WeedBlock(R), Jobe's(R), Emerald Edge(R), Weed Wizard(R), Shade Fabric(TM), Ross(R), Tensar(R) and Landmaster(R). The Company believes that it has significant market share and favorable brand-name recognition in several of its primary product categories. The Company markets its products through most large national home improvement and mass merchant retailers ("Retail Accounts"), including Home Depot, Lowe's, Kmart, Builder's Square, Wal-Mart and Home Base.

     The Company was organized under the laws of the State of California in August 1990 under the name Natural Earth Technologies, Inc. In January 1992 the Company reincorporated under the laws of the State of Delaware and in July 1995 changed its name to U.S. Home & Garden Inc. The Company's lawn and garden operations are conducted through its subsidiary Easy Gardener, Inc. ("Easy Gardener") and Easy Gardener's subsidiaries, and the Company's agricultural products operations are conducted through its subsidiary Golden West Agri-Products, Inc. ("Golden West"). Unless the context suggests otherwise, references in this Report to the Company mean U.S. Home & Garden Inc. and its subsidiaries. The Company's executive offices are located at 655 Montgomery Street, Suite 500, San Francisco, California 94111, and its telephone number is (415) 616-8111.

Lawn and Garden Industry

     Historically, the lawn and garden industry was comprised of relatively small regional manufacturers and distributors whose products were sold to consumers primarily through local nurseries and garden centers. As the industry has grown, national home improvement and mass merchant retailers have replaced many of these local garden centers as the primary retail source for lawn and garden products. In an effort to improve operating margins and reduce the number of vendors needed to source high volume lawn and garden products, the preference among home improvement and mass merchant retailers has shifted towards single source suppliers that offer broad product lines of consumer brand-name merchandise and the product support necessary to stimulate consumer demand and ensure timely and cost effective order fulfillment. Smaller regional suppliers generally lack the capital and other resources necessary to offer the variety and number of product lines, the product support and the inventory stocking and tracking capabilities required by home improvement and mass merchant retailers.

     According to the 1996-1997 National Gardening Survey, 1996 retail sales of lawn and garden products were approximately $22 billion, and 64% of the approximately 101 million households in the United States participated in some form of gardening activity during 1996. In addition, sales growth in the lawn and garden industry is being driven in part by the aging of the "baby boomer" consumer segment. According to the National Gardening Survey, persons 50 years of age and older spent an average of $400 per household on lawn and garden activities in 1996.

Prior and Proposed Acquisitions.

     Since August 1992, the Company has consummated the following eight (8) acquisitions of companies or product lines for a total of over $80 million in consideration:

o Golden West Chemical Distributors, Inc. A manufacturer of humic acid-based products designed to improve crop yield, which was acquired in August 1992 for approximately $1.1 million in cash and $1.1 million in promissory notes.

o Easy Gardener, Inc. A manufacturer of multiple fabric landscaping products including WeedBlock(R), which was acquired in September 1994 for approximately $21.3 million consisting of $8.8 million in cash, a $10.5 million promissory note and two convertible notes each in the principal amount of $1.0 million. Approximately $2.2 million of additional purchase price was contingent on Easy Gardener meeting certain income requirements. These contingencies have been met and the Company has paid the entire $2.2 million.

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

o Plasti-Chain Product Line of Plastic Molded Concepts, Inc. A line of plastic chain links and decorative edgings, which was acquired from Plastic Molded Concepts, Inc. in May 1997 for approximately $4.3 million in cash.

o Weed Wizard, Inc. A manufacturer and distributor of weed trimmer replacement heads, which was acquired in February 1998 for approximately $16.0 million, of which approximately $5.0 million was based on the value of certain net assets acquired.

o Landmaster Products, Inc. A manufacturer and distributor of polyspun landscape fabrics for use by consumers and professional landscapers, substantially all of whose assets were acquired in March 1998 for approximately $3.0 million, of which approximately $750,000 was based on the value of certain assets acquired.

o Tensar(R) consumer products line of The Tensar Corporation. A line of lawn and garden specialty fencing, which was acquired from The Tensar Corporation in May 1998 for approximately $5.4 million in cash.

     In addition, in August 1998 the Company entered into a non-binding letter of intent to acquire Ampro Industries, Inc., a manufacture and distributor of lawn and garden products including specialty grass and flower seeds. The anticipated purchase price is approximately $25 million with a potential additional purchase price amount contingent upon future operating cash flow.

Products

     Landscape Fabric. The Company markets different types of landscape fabric in varying thicknesses and strengths under the trade names WeedBlock(R), WeedBlock 6(TM), MicroPore(R), Pro WeedBlock(TM), Weedshield(TM) and Landmaster(R). Landscape fabrics allow water, nutrients and oxygen to filter through to the soil but prevent weed growth by blocking sunlight. The Company's primary landscape fabrics are made from non-woven fabrics which are generally manufactured with extruded polymers, pressed or vacuum formed into thin sheets having the feel and texture of light plastics. For the fiscal years ended June 30, 1996, 1997 and 1998, sales of landscape fabric represented approximately 69%, 44% and 36%, respectively, of the Company's net sales.

     Fertilizer, Plant Food and Insecticide Spikes. Fertilizer spikes deliver plant food nutrients directly to the root of the plant, an alternative method of maintaining plant health to surface-delivered liquid or solid fertilizers. Some of the Company's fertilizer spikes have the added feature of containing an insecticide for the control of unwanted insects. The Company markets a variety of indoor and outdoor specialty fertilizer and plant food spikes primarily under the Jobe's(R)tradename, one of the most recognized brands in the consumer lawn and garden industry. For the years ended June 30, 1997 and 1998, sales of fertilizer, plant food and insecticide spikes constituted approximately 24% and 20%, respectively, of the Company's net sales.

     Landscape Edging. The Company markets a variety of resin-based decorative landscape edgings under trade names including Emerald Edge and Terra Cotta Tiles
(TM). The Company's decorative edgings are used by consumers to define the perimeter of planting areas with a variety of designs which include stone, log, terra cotta tiles and picket fences.

     Shade Cloth. The Company markets shade cloth fabrics in a variety of sizes and colors. Shade cloth is utilized generally in conjunction with some type of outdoor structure such as a patio veranda, and provides shade, privacy or protection from wind for people, plants and pets. The Company markets shade cloth fabrics as an exclusive United States retail distributor of a shade cloth manufacturer pursuant to an agreement that expires on September 30, 1998. The Company is currently discussing with the manufacturer a possible one year extension of the distributorship arrangement.

     Fertilizers and Root Feeders. The Company markets fertilizers under the Ross trade name. The Ross fertilizer, when applied through a Ross Root Feeder, a long steel irrigation tube with hose connector that is inserted deep into the ground, provides the homeowner with a means of deep feeding and irrigating trees and shrubs. The Ross Root Feeder may also be used without fertilizer as a deep watering device.

     Weed Trimmer Replacement Heads. The Company manufactures and distributes replacement heads for string weed trimmer products under the Weed Wizard trademark. The Company's weed trimmer replacement head products consist of a replacement casing containing either a chain link for heavy duty use or a plastic blade for routine weed and grass trimming. The products are part of a multi fit system offered by the Company, which allows the replacement heads to fit on virtually all consumer gas weed trimmers and most consumer electric weed trimmers.

     Lawn and Garden Fencing. The Company markets resin based fencing for lawns and gardens. A variety of fencing products are marketed by the Company and are used by the consumer for numerous applications including preventing animals from entering a garden or orchard.

     Other Products. In addition to landscape fabrics, fertilizer, plant food and insecticide spikes, landscape edging, shade cloth, fertilizer and root feeders, weed trimmer replacement heads and lawn and garden fencing, the Company also sells complementary lawn and garden products for the home gardener. The products include a line of animal repellents that are formulated to deter dogs, cats, deer and rabbits from destroying garden and landscape environs, a variety of protective plant and tree covers, bird and animal mesh blocks, protective garden and tree netting to prevent animal damage, synthetic mulch and fabric pegs.

     Agricultural Products. The Company, through Golden West, manufactures and distributes certain humic acid-based agricultural products for use on farms and orchards. Golden West generally sells its products to agricultural distributors, which in turn market Golden West's products to farms and orchards. The principal agricultural products manufactured or distributed by the Company are:
Energizer(R), a formulation of humic acids which, when applied in conjunction with liquid fertilizers, permits crops to absorb a greater amount of the nutrients in the fertilizer; Penox(R), a surfactant, or penetrating wetting agent, that contains humic acid which, when applied in conjunction with herbicides, defoliants and other agricultural products, increases their effectiveness; and Powergizer(R), a foliar nutrient, or plant food, containing humic acid which promotes growth and vigor in many types of crops. Sales of the Company's agricultural products accounted for less than 2% of the Company's net sales in fiscal 1998.

Conversion, Manufacturing and Supply

     Lawn and Garden Products

     Except for the materials for WeedBlock, which are obtained from a single source, the basic materials for the Company's lawn and garden products are purchased from a variety of suppliers. All of such materials are converted, packaged and shipped by the Company from either its Waco, Texas facility or its Paris, Kentucky facility, its Dahlonega, Georgia facility or at a facility located in Englewood, Colorado.

     The Company purchases all of the landscape fabric used to manufacture WeedBlock from Tredegar Industries, Inc. ("Tredegar"). The Company purchases large rolls of various types of landscape fabric from Tredegar for shipment to its Waco, Texas facility where it sizes, cuts and packages the fabric for consumer sale. Although the Company has purchased all of its supply from Tredegar for over 10 years and believes that its relationship with Tredegar is good, Tredegar is free to terminate its relationship with the Company at any time and accordingly could market its fabrics to other companies, including competitors of the Company. Nevertheless, the Company owns the registered trademark "WeedBlock(R)" and to the extent that it establishes alternative supply arrangements, its rights to market products under the WeedBlock brand name would continue without restriction.

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

     The specifications for the Company's landscape edging, shade cloth and root feeder products and packaging are designed by the Company and independent design consultants. The products are then manufactured and packaged by third party manufacturers according to the Company's specifications.

     The nylon product body (rotary head) and the plastic blades and the chain links used in the Company's weed trimmer replacement heads are manufactured for the Company pursuant to open purchase orders. The Company assembles and packages the weed trimmer replacement heads with the aid of an electronic packaging machine.

     The Company purchases all of the material used to manufacture its resin based fencing from The Tensar Company pursuant to an agreement that expires in May 2000. The material is then sized and cut for consumer sale at the Company's Waco, Texas facility.

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

Customers

     The Company's customers include home improvement centers, mass merchandisers, hardware stores, nurseries, and garden centers and other retail channels throughout the United States. The Company's three largest customers for fiscal 1998, Home Depot, Lowes and Kmart, accounted for approximately 26%, 11% and 7%, respectively of its net sales during such year. During fiscal 1997, Home Depot, Lowes and K-Mart, accounted for approximately 26%, 10% and 7%, respectively, of the Company's net sales. During fiscal 1996, Home Depot, Lowe's, Kmart and Builder's Square accounted for 27%, 9%, 7% and 5%, respectively, of the Company's net sales. The Company's ten largest customers as a group accounted for 65% and 63% of its net sales during fiscal 1997 and 1998, respectively. Sales to such customers are not governed by any contractual arrangement and are made pursuant to standard purchase orders. While the Company believes that relations with its largest customers are good, the loss of any of these customers could have an adverse effect upon the results of operations of the Company.

     The Company's sales are concentrated in the United States, with international sales (primarily in Europe and Canada) accounting for approximately 4.0% of the Company's net sales for fiscal 1998. The Company is currently attempting to develop relationships with distributors outside of the United States.

Sales and Marketing

     The Company's sales efforts are coordinated by its national sales manager, whose duties include overseeing key accounts and directing the activities of the Company's eight regional sales managers. Because of the service oriented nature of the Company's business, the national and regional sales managers devote a substantial amount of their time to servicing and maintaining relationships with the Company's largest customers in addition to managing the overall sales operations. The Company also utilizes the services of over 40 non-exclusive independent sales organizations, on a commission basis, who are responsible primarily for sales to customers not serviced regularly by the regional sales managers. Sales of the Company's agricultural products are coordinated primarily by two full-time employees who are compensated on a salary plus commission basis.

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

     In order to anticipate and react quickly to changing consumer preferences, the Company also engages in market research. During fiscal 1998 the Company focused its advertising and promotional campaign on the Jobe's brand name, as well as on the Easy Gardener and Emerald Edge brand names.

     In addition, during fiscal 1998, the Company redesigned the Jobe's packaging, assisted Retail Accounts in their inventory purchasing, in-store product placement and implementation of displays for Jobe's products and conducted a national advertising campaign which targeted the "baby boomer" consumer segment.

     The Company anticipates spending approximately $4.0 million, including anticipated use of a portion of existing trade credits, in the current fiscal year ending June 30, 1999 on a combination of media development, print, radio and television advertising, co-operative advertising (advertising done in conjunction with retailers), attendance at trade shows and public relations to promote awareness, understanding and brand identification of its lawn and garden products.

     The Company intends to utilize a substantial portion of its marketing budget for the fiscal year ending June 30, 1999 on the enhancement of brand-name recognition of the Jobe's and Weed Wizard product lines and, to a lesser extent, on the Easy Gardener and Emerald Edge brand names. There can be no assurance that any attempt to increase such recognition will be successful or have any favorable effect on the Company's net sales.

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

Inventory and Distribution

     In order to meet product demand, the Company keeps relatively large amounts of product inventory on hand, particularly from December to May, the months of highest demand. Despite maintaining these relatively high levels of inventory, the Company has historically experienced minimal inventory obsolescence. However, it is possible that inventory obsolescence could increase in the future. Retail Accounts generally require delivery within five business days. Orders are normally processed within 48 hours and shipped by common carrier.

Competition

     The consumer lawn and garden care industry is highly competitive and somewhat fragmented. The Company competes with a combination of national and regional companies ranging from large petrochemical companies to garden catalog businesses and companies specializing in the manufacture of lawn and garden care products. Several of such companies, such as Solaris Group, a division of Monsanto Company, and the Scotts Miracle-Gro Products, Inc. have captured a significant, and in certain cases controlling, share of such markets. Many of the Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in frequent and extensive advertising and promotional programs, both generally and in response to efforts by other competitors entering the market or existing competitors introducing new products. Many of these companies have substantially greater financial, technical, marketing and other resources than the Company.

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

     Among the Company's competitors in the lawn and garden market for the Jobe's spike line of fertilizer and insecticide products are large agri-chemical companies such as Solaris Group and Scotts Miracle-Gro Products, Inc. Competition for the Company's agricultural products consist of other manufacturers of products that are humic acid based but that utilize formulas that are different from Golden West's. These competitors include American Colloid Company and Monterey Chemical Corporation. The Company competes with a variety of regional lawn and garden manufacturers in the markets for landscape edging, shade cloth and root feeders. Competition for the Company's weed trimmer replacement heads consists of other manufacturers of weed trimming replacement part products using nylon based lines and blades. These include The Source Company.

Government Regulation

     The Company is subject to many laws and governmental regulations and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

     Fertilizer and Pesticide Regulation. Products marketed, or which may be marketed, by the Company as fertilizers or pesticides are subject to an extensive and frequently evolving statutory and regulatory framework, at both the Federal and state levels. The distribution and sale of pesticides is subject to regulation by the U.S. Environmental Protection Agency ("EPA") pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), as well as regulation by many states in a manner similar to FIFRA. Under FIFRA and similar state laws, all pesticides must be registered with the EPA and the state and must be approved for their intended use. FIFRA and state regulations also impose other stringent requirements on the marketing of such products. Moreover, many states also impose similar requirements upon products marketed for use as fertilizing materials, which are not typically regulated under FIFRA. Failure to comply with the requirements of FIFRA and state laws that regulate marketing and distribution of pesticides and fertilizers could result in the imposition of sanctions, including, but not limited to suspension or restriction of product distribution, civil penalties or criminal sanctions.

     The Company markets certain animal repellent and pesticide products that are subject to FIFRA and to similar state regulations. The Company also markets certain fertilizer products that are subject to regulation in some states. The Company believes that it is in substantial compliance with material FIFRA and applicable state regulations regarding its material business operations. However, there can be no assurance that the Company will be able to comply with future regulations in every jurisdiction in which the Company's material business operations are conducted without substantial cost or interruption of operations. Moreover, there can be no assurance that future products marketed by the Company will not also be subject to FIFRA or to state regulations. If future costs of compliance with regulations governing pesticides or fertilizers exceed the Company's budgets for such items, the Company's business could be adversely affected. If any of the Company's products are distributed or marketed in violation of any of these regulations, the Company could be subject to a recall of, or a sales limitation placed on, one or more of its products, or civil or criminal sanctions, any of which could have a material adverse effect upon the Company's business.

     Environmental Regulation. The Company's manufacturing operations are subject to various evolving federal, state and local laws and regulations relating to the protection of the environment, which laws govern, among other things, emissions to air, discharges to ground, surface water, and groundwater, and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require manufacturers to obtain permits for these emissions and discharges. Failure to comply with environmental laws or to obtain, or comply with, the necessary state and federal permits can subject the manufacturer to substantial civil and criminal penalties. Easy Gardener operates two manufacturing facilities and Weatherly and Weed Wizard each operate one manufacturing facility. Although the Company believes that all of its facilities are in substantial compliance with all applicable material environmental laws, it is possible that there are material environmental liabilities of which the Company is unaware. If the costs of compliance with the various existing or future environmental laws and regulations including any penalties which may be assessed for failure to obtain necessary permits, exceed the Company's budgets for such items, the Company's business could be adversely affected.

     Potential Environmental Cleanup Liability. The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and many similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been discharged, as well as on persons who generate, transport, or arrange for disposal of hazardous wastes at a particular site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located. Easy Gardener operates two manufacturing facilities and Weatherly and Weed Wizard each operate one manufacturing facility. Moreover, the Company or its predecessors have owned or operated other manufacturing facilities in the past and may have liability for remediation of such facilities in the future, to the extent any is required. In this regard, Weatherly previously owned a facility that was the subject of certain soil remediation activities. Although this facility was sold by Weatherly prior to the Company's acquisition of Weatherly, there can be no assurance that the Company will not be liable for any previously existing environmental contamination at the facility. Moreover, although the purchaser of the facility indemnified Weatherly for any environmental liability and the sellers of Weatherly, in turn, indemnified the Company from such liability, there can be no assurance that, if required, the indemnifying parties will be able to fulfill their respective obligations to indemnify the Company. Furthermore, certain business operations of the Company's subsidiaries also involve shipping hazardous waste off-site for disposal. As a result, the Company could be subject to liability under these statutes. The Company could also incur liability under CERCLA or similar state statutes for any damage caused as a result of the mishandling or release of hazardous substances owned by the Company but processed and manufactured by others on the Company's behalf. As a result, there can be no assurance that the manufacture of the products sold by the Company will not subject the Company to liability pursuant to CERCLA or a similar state statute. Furthermore, there can be no assurance that Easy Gardener or Weatherly will not be subject to liability relating to manufacturing facilities owned or operated by them currently or in the past.

     Other Regulations. The Company is also subject to various other federal, state and local regulatory requirements such as worker health and safety, transportation, and advertising requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants.

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

     In connection with its acquisition of the assets of Easy Gardener Inc. in September 1994, the Company acquired certain trademarks and copyrights used by Easy Gardener, Inc. in connection with its business including, but not limited to, the trademarks, Weedblock(R), Easy Gardener(R), Weedshield(TM), Micropore(R) and Birdblock(R). In connection with its acquisition of Weatherly, the Company acquired certain patents, as well as certain copyrights and trademarks used in connection with Weatherly's business including, but not limited to, Jobe's(R), Ross(R), Green Again(R), Gro-Stakes(R), Tree Gard(R) and XP-20(R). The Company also acquired certain patents and trademarks when it acquired the assets of Emerald Products, LLC and also acquired certain trademarks in connection with its purchase of the Plasti-Chain line of products from Plastic Molded Concepts, Inc. In connection with its acquisition of Weed Wizard, Inc., the Company acquired the Weed Wizard(TM) product patent and trademark. The Company also acquired the trademark Landmaster(R) in connection with its acquisition of the assets of Landmaster Products, Inc. In addition, the Company acquired the trademarks Polyspun 300(R), Nature Shield(R) and Diamondback(R) in connection with its acquisition of the Tensar(R) consumer product line. In connection with the sale of the Tensar(R) consumer product line, The Tensar Corporation ganted to the Company an exclusive royalty-free perpetual license to use the trademark Tensar(R) in connection with a wide range of polymeric grid, mesh, net and related products supplied to the Company by the Tensar Corporation. There can be no assurance that the Company will apply for any additional trademark or patent protections relating to its products or that its current trademarks and patents will be enforceable or adequately protect the Company from infringement of its proprietary rights.

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

Product Liability

     The Company, as a manufacturer of lawn and garden care and pesticide products, may be exposed to significant product liability claims by consumers. Although the Company has obtained product liability insurance coverage for U.S. Home & Garden Inc. and Golden West in the aggregate amount of $3.0 million, and for Easy Gardener, Weatherly and Weed Wizard in the aggregate amount of $2.0 million (with all policies limited to $1.0 million per occurrence), and has obtained two umbrella policies in the amounts of $15.0 million, and $20.0 million, respectively, there can be no assurance that such insurance will provide coverage for any claim against the Company or will be sufficient to cover all possible liabilities. In the event a successful suit is brought against the Company, unavailability or insufficiency of insurance coverage could have a material adverse effect on the Company. Moreover, any adverse publicity arising from claims made against the Company, even if such claims were not successful, could adversely affect the reputation and sales of the Company's products.

Employees

     As of September 21, 1998 the Company had 210 full-time employees. Of such employees, three are executive officers of the Company, 52 were engaged in administration and finance, 21 were engaged in sales and marketing, 33 were engaged in warehouse, shipping and receiving and 101 were engaged in production. None of the Company's employees are covered by collective bargaining agreements. The Company believes that it has a good relationship with its employees.

Item 2.  Properties

     The Company's executive offices are currently located in San Francisco, California, in approximately 3,000 square feet of office space for which the Company pays $11,275 per month in rent, which amount includes the costs of utilities and janitorial services. The Company believes that its office space, which it rents pursuant to a lease expiring in February 2001, is adequate for the Company's planned future operations.

     Easy Gardener leases approximately 250,000 square feet of office and warehouse space in Waco, Texas for which the Company pays $18,544 per month in rent, pursuant to a lease agreement that expires on February 28, 2001. Easy Gardener's facilities contain landscape fabric converters, packaging equipment and warehouse and shipping facilities.

     Weatherly leases approximately 72,000 square feet of manufacturing and warehouse space in Paris, Kentucky for $10,833 per month in rent pursuant to a lease that expires on June 30, 2001. The Company also leases an additional 53,000 feet of warehouse space in Paris, Kentucky for $5,417 per month in rent pursuant to a lease that expires on May 6, 1999.

     Golden West's offices are located in Merced, California in approximately 900 square feet of space it leases for $1,150 per month base rent, with rent increases at a rate of 4% a year. The lease expires in June 1999 subject to the Company's option to renew the lease for an additional three year period.

     With respect to Weed Wizard, the Company leases, for $14,750 per month, a one story office/manufacturing facility of approximately 50,600 feet in Dahlonega, Georgia pursuant to a lease that expires in August 2001.

     With respect to the storage, packaging and distribution of the Company's landscape fabric products, Easy Gardener has entered into a management agreement with Landmaster Products, Inc. (the "Management Agreement") pursuant to which the Company is provided with warehouse space in Englewood, Colorado. The Management Agreement expires on October 21, 2000 and provides for payment of a management fee of $31,500 per month until March 1999; thereafter $24,000 per month until September 1999, after which time the management fee will be mutually determined by the parties but in no event be less than 70% of the prior period's monthly fee.

Item 3.  Legal Proceedings

Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders.

     An Annual Meeting of Stockholders was held on June 22, 1998 at which time the following directors were reappointed to serve until the Annual Meeting of Stockholders of the Company to be held in 1999:

                                Votes For                       Votes Withheld
                                ---------                       --------------
Robert Kassel                   16,539,341                      128,518
Richard Raleigh                 16,539,526                      128,333
Maureen Kassel                  16,476,951                      190,908
Fred Heiden                     16,537,756                      130,103
Jon Schulberg                   16,489,856                      178,003

     In addition, at the Meeting, the stockholders approved an amendment to the Company's Certificate of Incorporation to effect an increase in the Company's authorized common stock to 75 million shares by a vote of 14,104,400 in favor, 2,469,038 against and 94,421 abstaining. There were no broker non-votes with respect to this proposal.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock has traded in the over-the-counter market and was quoted on the NASDAQ SmallCap Market from March 26, 1992 until June 3, 1998 and has been quoted on the NASDAQ National Market System since June 4, 1998. The NASDAQ symbol for the Company's Common Stock is "USHG". The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by NASDAQ.

            Year Ended June 30, 1997
                                                           High      Low
                                                           ----      ---

            First Quarter..............                  $3 1/2     $2 1/4
            Second Quarter.............                   2 15/16    1 15/16
            Third Quarter..............                   2 15/16    2 1/16
            Fourth Quarter.............                   3 1/2      2 1/8

            Year Ended June 30, 1998

                                                           High      Low
                                                           ----      ---

            First Quarter.........                       $5 1/16     2 15/16
            Second Quarter........                        5 1/8      3 7/8
            Third Quarter.........                        7 13/16    4
            Fourth Quarter........                        7 3/8      5 3/8

     As of September 21, 1998, the number of stockholders of record of the Company's Common Stock was 225. The Company believes that, in addition, there are in excess of 500 beneficial owners of its Common Stock whose shares are held in "street name".

     In March 1998, the Company extended by ten years the expiration date of options to purchase 150,000 shares of Common Stock previously granted to Maureen Kassel. The foregoing options were exercisable at $1.69 per share and the transactions were exempt from the registration requirements of the Securities Act of 1933 by virtue of Sections 2(3) or 4(2) thereof.

     The Company has not paid any cash dividends on its common stock to date and does not expect to declare or pay any cash or stock dividends in the foreseeable future. It is anticipated that the proposed lending agreement among the Company, Easy Gardener and Easy Gardener's anticipated primary lending institution will prohibit Easy Gardener from paying dividends without the lenders' consent, which would adversely affect the Company's ability to pay dividends.


Item 6. Selected Financial Data
                 (in thousands, except per share data)

     The following selected financial data at and for the years ended June 30, 1994, 1995, 1996, 1997 and 1998 has been derived from the Company's audited financial statements. Such information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto appearing elsewhere in this Report.

Statement of Income Data:

                                                                                         Year Ended June 30,
                                                                   ----------------------------------------------------------------
                                                                     1994          1995          1996          1997          1998
                                                                     ----          ----          ----          ----          ----
Net sales ....................................................     $  3,063      $ 19,692      $ 27,031      $ 52,046      $ 67,149

Cost of sales ................................................        1,455         9,151        12,670        23,649        30,431
                                                                   --------      --------      --------      --------      --------

Gross profit .................................................        1,608        10,541        14,361        28,397        36,718

Selling, general and administrative
expenses .....................................................        6,786         7,152        10,612        17,745        23,065
                                                                   --------      --------      --------      --------      --------

Income (loss) from operations ................................       (5,178)        3,389         3,749        10,652        13,653

Other income (expense) .......................................          (41)       (1,776)       (1,940)       (3,262)       (3,077)

Income tax (expense) benefit .................................           --           (38)          715        (3,200)       (3,600)
                                                                   --------      --------      --------      --------      --------

Income (loss) before extraordinary expense ...................       (5,219)        1,575         2,524         4,190         6,976

Extraordinary expense net ....................................           --            --            --        (1,007)       (1,450)
                                                                   --------      --------      --------      --------      --------

Net income (loss) ............................................     $ (5,219)     $  1,575      $  2,524      $  3,183      $  5,526
                                                                   ========      ========      ========      ========      ========

Income (loss) per share before extraordinary expense:

Basic ........................................................     $  (1.31)    $    .19       $    .25      $    .31      $    .39

Dilutive .....................................................     $  (1.31)    $    .16       $    .19      $    .26      $    .31

Net income (loss) per share:

Basic ........................................................     $  (1.31)    $    .19       $    .25      $    .23      $    .31

Dilutive .....................................................     $  (1.31)    $    .16       $    .19      $    .20      $    .24

Weighted average number of common and
common equivalent shares outstanding:

Basic.........................................................    3,980,318     8,376,000    10,206,000    13,695,000     17,776,000

Dilutive......................................................    3,980,318    10,125,000    13,361,000    16,068,000     22,808,000

Balance Sheet Data:

                                                                                          June 30,
                                                       ----------------------------------------------------------------------------
                                                         1994              1995             1996             1997             1998
                                                         ----              ----             ----             ----             ----
Working capital (deficiency) .................         $   (347)         $  3,326         $  5,328         $  2,292         $ 46,743

Intangible assets, net .......................            2,046            16,692           17,167           44,364           63,395

Total assets .................................            5,654            28,140           33,584           68,475          126,813

Short-term debt ..............................              594             2,200            3,650            8,990               --

Long-term debt ...............................               --             8,000            6,238           17,570           63,250

Total liabilities ............................            2,504            12,800           14,214           36,549           75,214

Stockholders' equity .........................            3,150            15,339           19,370           31,926           51,599


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly-owned subsidiaries, Easy Gardener and Golden West, and through Easy Gardener's wholly-owned subsidiaries, Weatherly and Weed Wizard. Since 1992, the Company has consummated eight acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of over $80 million in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill which, in the aggregate, was approximately $58.9 million at June 30, 1998. The Company is currently amortizing such goodwill using the straight-line method over various time periods ranging from 20 to 30 years and amortization expenses for the fiscal year ended June 30, 1998 were $1.7 million or $0.08 per diluted share. See "Summary of Accounting Policies - Intangible Assets" and Note 1 to Notes to Consolidated Financial Statements.

     The Company's results of operations for the fiscal year ended June 30, 1997 were significantly affected by the acquisition of Weatherly in August 1996. In connection with the acquisition of Weatherly, the Company's outstanding notes payable were refinanced and replaced with a new line of credit (the "Refinancing"). As a result of the Refinancing, the Company was required to record an extraordinary expense of $1.0 million, net of tax benefits, for the fiscal year ended June 30, 1997, which expense consisted of the write-off of deferred finance costs at June 30, 1996 plus prepayment penalties. Such extraordinary expense reduced the Company's dilutive net income per share for fiscal 1997 by $0.06, from $0.26 to $0.20. In addition, as a result of the Company's repayment of all of its outstanding bank debt in April 1998, the Company was required to record an extraordinary expense of $1,450,000, net of income tax benefit. Such extraordinary expense reduced the Company's dilutive net income per share for fiscal 1998 by $.07 from $0.31 to $0.24. See Notes 6 and 14 to Notes to Consolidated Financial Statements.

     The Company experienced net sales growth of 93% from fiscal 1996 to fiscal 1997 and 29% from fiscal 1997 to fiscal 1998. The Company believes that this growth in net sales was primarily attributable to expansion of its product lines through the acquisition of complementary lawn and garden businesses and product lines. Net sales were also positively affected by an increase in sales of pre-existing product lines.

     The Company was required to calculate its net income per share for all periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which is effective for periods ending after December 15, 1997 and requires the Company to report basic earnings per share (giving no dilutive effect to derivative securities) and diluted earnings per share (reflecting the dilutive effect of all derivative securities). Under the SFAS No. 128 dilutive earnings per share calculation, all derivative securities with exercise prices below the market price have been assumed exercised. All proceeds from the exercise of such derivative securities have been assumed to have been used to repurchase common stock (at an average stock price).

Results of Operations

     The following table sets forth for the periods indicated certain selected income data as a percentage of net sales:

                                                   Percentages of Net Sales
                                                 -------------------------------
                                                      Year Ended June 30,
                                                 -------------------------------
                                                  1996        1997        1998
                                                  ----        ----        ----
Net sales ..................................     100.0%      100.0%      100.0%

Cost of sales ..............................      46.9        45.4        45.3
                                                 -----       -----       -----

Gross profit ...............................      53.1        54.6        54.7

Selling and shipping expenses ..............      23.2        21.6        21.2

General and administrative expenses ........      16.1        12.5        13.2
                                                 -----       -----       -----

Income from operations .....................      13.9        20.5        20.3

Interest expense, net.......................      (7.3)       (6.3)       (5.3)

Income tax (expense) benefit ...............       2.7        (6.2)       (5.4)

Extraordinary expense, net .................        --        (1.9)       (2.1)
                                                 -----       -----       -----

Net income .................................       9.3%        6.1%        8.2%
                                                 =====       =====       =====

Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1997

     Net sales. Net sales increased by $15.1 million, or 29%, to $67.1 million during the fiscal year ended June 30, 1998 from $52 million during the comparable period in 1997. The increase in net sales was primarily a result of the February 1998 acquisition of substantially all of the assets used in the business of Weed Wizard, Inc. and the March 1998 acquisition of substantially all of the assets of Landmaster Products, Inc., combined with internal growth of the Company's pre-existing product lines.

     Gross profit. Gross profit increased by $8.3 million, or 29%, to $36.7 million for the fiscal year ended June 30, 1998, from $28.4 million during the comparable period in 1997. This increase was due primarily to the acquisition of substantially all of the assets used in the business of Weed Wizard, Inc. and substantially all of the assets used in the business of Landmaster Products, Inc. Gross profit as a percentage of net sales increased to 54.7% during the fiscal year ended June 30, 1998, from 54.6% during the comparable period in 1997. The increase in gross profit as a percentage of net sales was primarily attributable to the increase in sales of higher-margin products.

     Selling and shipping expenses. Selling and shipping expenses increased $3.0 million or 26.5%, to $14.2 million during the fiscal year ended June 30, 1998, from $11.2 million during the comparable period in 1997. This increase was primarily the result of an increase in the amount of products shipped, which was a consequence of the February 1998 acquisition of substantially all of the assets used in the business of Weed Wizard, Inc. and the March 1998 acquisition of substantially all of the assets used in the business of Landmaster Products, Inc. along with an increase in sales of pre-existing product lines. Selling and shipping expenses as a percentage of net sales decreased to 21.2% during the fiscal year ended June 30, 1998, from 21.6% during the comparable period in 1997. This decrease was a result of economies of scale achieved from the sale of new products to existing customers.

     General and administrative expenses. General and administrative expenses increased $2.3 million or 36% to $8.9 million during the fiscal year ended June 30, 1998 from $6.5 million during the comparable period in 1997. This increase was primarily due to increased costs relating to acquisitions, including amortization of goodwill and the addition of certain administrative personnel as part of the Company's efforts to build an infrastructure that it believes will be able to more readily integrate any future products or businesses that may be acquired. As a percentage of net sales, general and administrative expenses increased to 13.2% during the fiscal year ended June 30, 1998, from 12.5% during the comparable period in 1997. This is primarily due to the increase of amortization of goodwill and the addition of certain administrative personnel.

     Income from operations. Income from operations increased by $3.0 million, or 28.2%, to $13.6 million during the fiscal year ended June 30, 1998 from $10.6 million during the comparable period in 1997. The increase in income from operations in actual dollars was primarily due to the increase in net sales for the year ended June 30, 1998. As a percentage of net sales, income from operations decreased to 20.3% for the fiscal year ended June 30, 1998 from 20.5% during the comparable period in 1997.

     Interest expense. Interest expense increased by $225,000, or 7%, to $3.6 million during the fiscal year ended June 30, 1998, from $3.3 million during the comparable period in 1997. The increase in interest expense is primarily related to the interest associated with the increase in debt associated with the issuance by U.S. Home & Garden Trust I (the "Trust"), a wholly-owned subsidiary of the Company of the Trust Preferred Securities (as hereinafter defined) which was partially offset by a decrease in the Company's effective borrowing rate.

     Income taxes. Income tax expense increased to $3.6 million during the fiscal year ended June 30, 1998 from $3.2 million during the comparable period in 1997 primarily due to the increase in the income before income taxes and extraordinary expense which was partially offset by a decrease in the Company's effective income tax rate for the year.

     Extraordinary expense, net. In April 1998, the Company repaid in full the indebtedness outstanding under the Credit Facility (as hereinafter defined). As a result, the Company was required to record an extraordinary expense of $2.2 million, net of tax benefits of $735,000, during the fiscal year ended June 30, 1998. The expense consisted of deferred finance costs at April 30, 1998, net of accumulated amortization, plus prepayment penalties. In connection with the acquisition of Weatherly, the Company completed the Refinancing. As a result of the Refinancing, the Company was required to record an extraordinary expense of $1.0 million net of tax benefits for fiscal 1997, which expense consisted of deferred finance costs at June 30, 1996

     Net Income. Net income increased by $2.3 million, or 74%, to $5.5 million during the fiscal year ended June 30, 1998 from $3.2 million during the comparable period in 1997. This increase was attributable to the increase in net sales for the year ended June 30, 198, which was partially offset by the extraordinary expense. Basic net income per common share increased $.08 to $.31 per share for the fiscal year ended June 30, 1998 from $.23 per share during the comparable period in 1997. Diluted net income per common share increased $.04 to $.24 per share for the fiscal year ended June 30, 1998 from $.20 per share during the comparable period in 1997. The increase in both basic and diluted earnings per share is primarily attributable to the increase in net income, which was partially offset by additional weighted average common and common equivalent shares outstanding in the fiscal year ended June 30, 1998 compared to the comparable period in fiscal 1997.

Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1996

     Net sales. Net sales increased by $25.0 million, or 93%, to $52.0 million in fiscal from $27.0 million in fiscal 1996. The increase in net sales was primarily a result of the August 1996 acquisition of Weatherly and increased sales of the Company's landscape fabrics and landscape edging products.

     Gross profit. Gross profit increased by $14.0 million, or 98%, to $28.4 million in fiscal 1997 from $14.4 million in fiscal 1996. The increase was due primarily to the Weatherly acquisition. Gross profit as a percentage of net sales increased to 54.6% in fiscal 1997 from 53.1% in fiscal 1996. The increase in gross profit as a percentage of net sales was primarily attributable to the sales of higher-margin products acquired in the Weatherly acquisition.

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

     General and administrative expenses. General and administrative expenses increased $2.1 million, or 50%, to $6.5 million in fiscal 1997 from $4.4 million in fiscal 1996. This increase was primarily the result of the acquisition of Weatherly. As a percentage of net sales, general and administrative expenses decreased from 16.1% in fiscal 1996 to 12.5% in fiscal 1997. This improvement is primarily due to the closing of the Weatherly administrative offices in February 1997 and the integration of certain administrative functions into the Company's existing infrastructure.

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

     Income taxes. In fiscal 1996, the Company reported a tax benefit of $715,000 which was related to the recognition of a deferred tax asset relating to available future net operating loss carryforwards. In fiscal 1997, the Company incurred a tax expense of $3.2 million, excluding the benefit associated with the extraordinary expense, reflecting the Company's profitability and exhaustion of the majority of net operating loss carryforwards.

     Extraordinary expense, net. In connection with the acquisition of Weatherly, the Company completed the Refinancing. As a result of the Refinancing, the Company was required to record an extraordinary expense of $1.0 million net of tax benefits for fiscal 1997, which expense consisted of deferred finance costs at June 30, 1996 net of accumulated amortization, plus prepayment penalties.

     Net income. Net income increased $659,000, or 26%, to $3.2 million in fiscal 1997 from $2.5 million in fiscal 1996. This increase was attributable to successful integration into Easy Gardener of the Weatherly organization in fiscal 1997, partially offset by the $1.0 million extraordinary expense, net of tax benefits, incurred due to the Refinancing.

     Dilutive earnings per common share increased $0.01 to $0.20 in fiscal 197 from $0.19 in fiscal 1996. The increase was due primarily to the increase in income from operations, which was partially offset by increases in interest and income tax expense and the extraordinary expense of approximately $1.0 million net of tax benefits in fiscal 1997 which did not occur in fiscal 1996.

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

     Sales of the Company's agricultural products, which were not material for fiscal 1997, are also seasonal. Most shipments occur during the period from March through October.

     Set forth below is certain unaudited quarterly financial information:

                                                                           Quarter Ended
                                       --------------------------------------------------------------------------------------------
                                                          (in thousands, except percentages and per share data)
                                       --------------------------------------------------------------------------------------------
                                       September    December     March       June      September   December     March       June
                                          30,         31,         31,         30,         30,         31,         31,        30,
                                         1996        1996        1997        1997        1997        1997        1998       1998
                                       ---------    --------     -----       ----      ---------   --------     ------     -------
Net sales ...........................   $ 5,523     $ 7,416     $20,558     $18,549     $ 7,025     $ 8,513     $23,520    $28,091
  Cost of sales .....................     2,607       3,217       9,025       8,800       3,522       3,857      10,482     12,570
                                        -------     -------     -------     -------     -------     -------     -------    -------
  Gross profit ......................     2,916       4,199      11,533       9,749       3,503       4,656      13,038     15,521
  Selling, general and administrative
 expenses ...........................     3,264       4,048       5,538       4,894       3,963       4,589       5,967      8,546
                                        -------     -------     -------     -------     -------     -------     -------    -------
Income (loss) from operations .......      (348)        151       5,995       4,855        (460)         67       7,071      6,975
Investment income ...................        26          16          16          17          47          57         245        137
Interest expense ....................      (563)       (812)       (993)       (970)       (853)       (744)       (922)    (1,044)
                                        -------     -------     -------     -------     -------     -------     -------    -------
Income (loss) before income taxes ...      (885)       (645)      5,018       3,902      (1,266)       (620)      6,394      6,068
  Income tax benefit (expense) ......       280         195      (2,075)     (1,600)        550         250      (2,700)    (1,700)
Extraordinary expense net ...........    (1,007)                                                                            (1,450)
                                        -------     -------     -------     -------     -------     -------     -------    -------

                                        =======     =======     =======     =======     =======     =======     =======    =======
Net income (loss) ...................   $(1,612)    $  (450)    $ 2,943     $ 2,302     $  (716)    $  (370)    $ 3,694    $ 2,918
                                        =======     =======     =======     =======     =======     =======     =======    =======
Diluted Net income (loss)
  per share(1) ......................   $ (0.12)    $ (0.03)    $  0.18     $  0.14       (0.05)    $  (.02)    $  0.15    $  0.11
                                        =======     =======     =======     =======     =======     =======     =======    =======

Weighted average common and
common equivalent shares
outstanding(1) ......................    12,915      13,917      16,059      16,524      14,702      16,384      25,038     25,547
                                        =======     =======     =======     =======     =======     =======     =======    =======


Net sales ...........................       100%        100%        100%        100%        100%        100%        100%       100%
  Cost of sales .....................      47.2%       43.4%       43.9%       47.4%       50.1%       45.3%       44.6%      44.7%
                                        -------     -------     -------     -------     -------     -------     -------    -------
  Gross profit ......................      52.8%       56.6%       56.1%       52.6%       49.9%       54.7%       55.4%      55.3%
  Selling, general and administrative      59.1%       54.6%       26.9%       26.4%       56.4%       53.9%       25.4%      30.4%
                                        -------     -------     -------     -------     -------     -------     -------    -------
Income (loss) from operations .......      (6.3%)       2.0%       29.2%       26.2%       (6.5%)       0.8%       30.0%      24.9%
Investment income ...................       0.5%        0.2%        0.1%        0.1%        0.7%        0.7%        1.0%       0.5%
Interest expense ....................     (10.2%)     (11.0%)      (4.8%)      (5.3%)     (12.1%)      (8.7%)      (3.9%)     (3.7%)
                                        -------     -------     -------     -------     -------     -------     -------    -------
Income (loss) before income taxes ...     (16.0%)      (8.8%)      24.5%       21.0%      (18.0%)      (7.2%)      27.1%      21.7%
Income tax benefit (expense) ........       5.1%        2.6%      (10.1%)      (8.6%)       7.8%        2.9%      (11.5%)     (6.1%)
Extraordinary expense ...............      18.2%          0%          0%          0%          0%          0%          0%      (5.2%)
                                        -------     -------     -------     -------     -------     -------     -------    -------
Net income (loss) ...................     (29.1%)      (6.2%)      14.3%       12.4%      (10.2%)      (4.3%)      15.6%      10.4%
                                        =======     =======     =======     =======     =======     =======     =======    =======

(1) Pursuant to SFAS No. 128, dilutive income per share was calculated using the treasury stock method except for quarters reporting a net loss. Such quarters only reflect issued and outstanding shares of Common Stock in the weighted average shares outstanding.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through cash generated by operations, net proceeds from the Company's private and public sales of securities and borrowings from lending institutions.

     At June 30, 1998, the Company had consolidated cash and short-term investments totalling $27.1 million and working capital of $46.7 million. At June 30, 1997, the Company had consolidated cash and short-term investments totalling $2.1 million and working capital of $2.3 million. The increase in working capital at June 30, 1998 was due primarily to the proceeds from the Company's sale of Subordinated Debentures (as defined below) in April 1998 to the Trust, which resulted in net proceeds to the Company of approximately $63 million. In addition, during the fiscal year ended June 30, 1998, the Company sold 4,290,000 shares of common stock in December 1997, which generated net proceeds to the Company of approximately $16.0 million.

     Net cash provided by operating activities for fiscal 1998 was $7.8 million, consisting primarily of net income plus depreciation and amortization and an extraordinary expense resulting from the payoff of the term debt and an increase in accounts payable, offset in part by an increase in accounts receivables.

     Net cash used in investing financing activities for fiscal 1998 was $29.9 million, consisting primarily of cash used for the asset acquisition of Weed Wizard, Inc., the purchase of certain assets of Landmaster Products, Inc. and the purchase of certain assets from the Tensar Corporation and the purchase of property and equipment and payment for new package design.

     Net cash provided by financing activities for fiscal 1998 was $47.1 million, consisting primarily of the proceeds from the mandatorily redeemable preferred securities and the proceeds from the issuances of common stock offset in part by the payoff of the Term debt.

     In April 1998, the Trust, a newly created Delaware business trust and a wholly-owned subsidiary of the Company, issued 78,000 common securities with a liquidation amount of $25 per common security to the Company for $1,950,000 and completed a public offering of 2,530,000 9.4% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security (the "Trust Preferred Securities" and together with the common securities the "Trust Securities"). The Trust exists for the sole purpose of issuing Trust Securities and using the proceeds therefrom to acquire the Subordinated Debentures described below. Concurrent with the issuance of the Trust Securities, the Trust invested the proceeds therefrom in $65.2 million aggregate principal amount of 9.4% Junior Subordinated Debentures (the "Subordinated Debentures") issued by the Company. Interest only payments are due through April 2028 when the entire balance is due. Approximately $40 million of the proceeds were used to repay all outstanding long-term debt and line of credit advances made under Easy Gardener's then existing credit facility (the "Credit Facility") with certain institutional lenders, and certain prepayment penalties. As a result of the early repayment, the Company wrote off deferred financing costs of approximately $1.4 million and incurred a prepayment penalty of approximately $737,000 during its quarter ended June 30, 1998 which reduced its reported income. Upon the Company's repayment of the outstanding indebtedness, the Credit Facility was terminated. Subsequent to June 30, 1998, the Company received a commitment letter with a lending institution relating to a proposed $25 million revolving acquisition line of credit and a $20 million revolving line of credit for working capital. There can be no assurance that the Company will close the new credit facility on terms acceptable to it, or at all. Failure to obtain a new credit facility would materially adversely affect the Company's operations.

     As of June 30, 1998, the Company had a deferred tax liability of $812,000 primarily relating to depreciation and amortization in excess of the book amount. The deferred tax asset of $522,000 relates to the allowance of accounts receivable, vacation accrual and certain other balance sheet reserves. See Note 11 to the Company's consolidated financial statements.

     The Company spent approximately $3.4 million, including use of a portion of existing trade credits, in the fiscal year ending June 30, 1998 on a combination of media development, print, radio and television advertising, cooperative advertising (advertising done in conjunction with retailers) and attendance at trade shows and public relations to promote awareness, understanding and brand identification of its lawn and garden products.

     In fiscal 1998 the Company authorized the repurchase from time to time of up to 1.5 million shares of its Common Stock through open market purchases and in privately negotiated transactions. To date, approximately 793,000 shares have been repurchased from non-affiliates in open market transactions of which 236,000 shares were purchased during fiscal 1998.

     In February 1998, the Company completed its acquisition of Weed Wizard, Inc. for a purchase price of approximately $16.0 million, of which approximately $5.0 million was based on the value of certain current assets acquired.

     In March 1998, the Company completed its acquisition of substantially all of the assets of Landmaster Products, Inc. for a purchase price of approximately $3.0 million, of which approximately $750,000 was based on the value of certain net assets acquired.

     In May 1998, the Company acquired the lawn and garden specialty fencing product lines of the Tensar Corporation for $5.4 million plus an additional $977,000 for inventory.

     In August 1998, the Company entered into a non-binding letter of intent to purchase Ampro Industries, Inc., a manufacturer and distributor of outdoor lawn and garden products. The anticipated purchase price is approximately $25 million with a potential additional purchase price amount contingent upon future operating cash flow.

New Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all times that are required to be recognized under current account standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

     In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) which supersedes SFAS 14, Financial reporting for Segments of a Business Enterprises. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 131 is effective for financial statements for period beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company believes it operates under one business segment and has already substantially complied with the required financial segment disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

     In February 1998, the Financial Accounting Standard Board issued SFAS 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits. SFAS 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when previous related accounting standards were issued.

     SFAS 132 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. Management believes that the Company's current financial statement disclosures will not need to be modified based upon current operations. Results of operations and financial position will be unaffected by implementations of this standard.

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions ar met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on July 1, 1999 to affect its financial statements.

Inflation

     Inflation has historically not had a material effect on the Company's operations.

Year 2000

     The Company has appointed an internal task force to assess its state of readiness for possible "Year 2000" issues. The task force is evaluating internal business systems, software and other components which affect the performance of the Company's products and the Company's vulnerability to possible "Year 2000" exposures due to suppliers and other third parties lack of preparedness for the year 2000.

     In addition, the Company has been in contact with its suppliers and other third parties to determine the extent which they may be vulnerable to "Year 2000" issues. As this assessment progresses, matters may come to the Company's attention which could give rise to the need for remedial measures which have not yet been identified. The Company cannot currently predict the potential effect of third parties "Year 2000" issues on its business. It is expected that assessment, remediation and contingency planning activities will be on-going throughout 1998 and 1999 with the goal of appropriately resolving all material internal systems and third party issues. The Company intends to utilize both internal and external resources to reprogram, replace and test the systems for the year 2000 modifications.

     The Company does not expect expenditures relating to the year 2000 issues to be material and does not expect costs associated with the year 2000 to have a significant impact on the Company's results of operations or financial position. However, there can be no assurance that the Company will not experience unexpected difficulties in connection with the year 2000 or that the systems of other companies on which the Company's systems rely will be timely converted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8. Financial Statements and Supplementary Data

     This information appears in a separate section of this report following
Part IV.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

     The current directors and executive officers of the Company are as follows:

    Name                  Age              Position
    ----                  ---              --------

Robert Kassel(1)           58              Chairman of the Board, Chief
                                           Executive Officer, President and
                                           Treasurer

Richard Raleigh(2)         44              Chief Operating Officer and
                                           Director

Maureen Kassel             50              Vice President of Public Relations
                                           and Advertising, Secretary and
                                           Director

Jon Schulberg(1)(2)        40              Director

Fred Heiden(1)(2)          57              Director


----------
(1)  Member, Compensation Committee

(2)  Member, Audit Committee


Robert Kassel, co-founded the Company and has been Chairman of the Board, Chief Executive Officer, President and Treasurer of the Company since October 1990. From 1985 to August 1991, he was a consultant to Comtel Communications, Inc. ("Comtel"), a company specializing in the installation and operation of telephone systems in hotels. From 1985 to 1990, Mr. Kassel was also a real estate developer in Long Island, New York and Santa Barbara, California. From 1965 to 1985, he was a practicing attorney in New York City, specializing in corporate and securities law.

Richard Raleigh, has been a Director of the Company since March 1993, Chief Operating Officer of the Company since June 1992 and served as the Company's Executive Vice President-Operations from December 1991 to June 1992. Prior to joining the Company, Mr. Raleigh was a free-lance marketing consultant to the lawn and garden industry from January 1991 to December 1991. From April 1988 to January 1991, he was Director of Marketing, Lawn and Garden of Monsanto Agricultural Co. From December 1986 to April 1988 he was Vice President of Sales and Marketing of The Andersons, a company engaged in the sale of consumer and professional lawn and garden products. From November 1978 to December 1986, he held a variety of positions at The Andersons, including Operations Manager and New Products Development Manager.

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

Jon Schulberg, a director of the Company since March 1993, has been employed as President of Schulberg MediaWorks, a company engaged in the independent production of television programs and television advertising since January 1992. From January 1989 to January 1992, he was a producer for Guthy-Renter Corporation, a television production company. From September 1987 to January 1989 he was Director of Development for Eric Jones Productions.

Fred Heiden, a director of the Company since March 1993, has been a private investor since November 1989. From April 1984 to November 1989, Mr. Heiden was President and Principal owner of Bonair Construction, a Florida based home improvement construction company.

Certain Key Employees

Richard M. Grandy, 52, has been President of Easy Gardener since July 1997 and served as its Vice President from the date of the Company's acquisition of Easy Gardener, Inc. in September 1994 until July 1997. Mr. Grandy co-founded Easy Gardener, Inc. in 1983 after serving as Marketing Director at International Spike, Inc. from 1977 through 1983. From 1968 through 1977, Mr. Grandy was a sales representative of lawn and garden products for the Ortho Division of Chevron Chemical Co.

Lynda Gustafson, 34, has been Vice President of Finance of the Company since September 1997 and served as Controller of the Company from November 1993 to September 1997. From September 1990 through October 1993 Ms. Gustafson was Supervisor of the Business Consulting Department of the certified public accounting firm of Hood & Strong. From September 1988 to August 1990, she has held the positions of Staff Accountant and Senior Accountant at the certified public accounting firm of Schwartz, McGuire & Co.

Sheila Jones, 43, has been Vice President of Easy Gardener since July 1997 and has also served as its General Manager from September 1994. Prior to the acquisition of Easy Gardener, Inc. by the Company, Ms. Jones was employed by Easy Gardener, Inc. from its inception in September 1983 to September 1994, where she advanced to the positions of Vice President and General Manager. From April 1977 to September, 1983, she was employed by International Spike, Inc., where she held various project management positions.

Paul Logue, 42, has been National Sales Manager of Easy Gardener since the Company's acquisition of Easy Gardener, Inc. in September 1994. Prior to joining the Company, Mr. Logue was employed by Easy Gardener, Inc. from September 1989 to September 1994, where he was advanced from the position of Northeastern Regional Sales Manager to National Sales Manager. From March 1988 to September 1989, he was Regional Sales Manager for Hoffman Brand Fertilizers.

Compliance with Section 16(a) of the Securities Exchange Act of
1934

     Section 16(a) of the Securities Exchange Act of 1934 requires that Company's officers and directors, and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities, file certain reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the Company's review of the copies of such forms received by the Company, or representations obtained from certain reporting persons, the Company believes that during the year ended June 30, 1998 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial stockholders were complied with except that Robert and Maureen Kassel failed to timely file a Form 5 with respect to the extension of the expiration date of certain options previously granted to Ms. Kassel that occurred in March 1998 and the disposition to the Company of certain shares of Common Stock owned of record by Maureen Kassel in repayment of certain expenses. In addition, Ms. Gustafson failed to timely file a Form 5 to report the grant to her of certain stock options in February 1998.


Item 11.  Executive Compensation

     The following table discloses the compensation awarded by the Company, for the three fiscal years ended June 30, 1996, 1997 and 1998, to Mr. Robert Kassel, its Chief Executive Officer and Mr. Richard J. Raleigh, its Chief Operating Officer and to Ms. Lynda Gustafson, the Company's Vice President of Finance (together the "Named Officers"). During the fiscal year ended June 30, 1998, no other officer of U.S. Home & Garden Inc. received a total salary and bonus that exceeded $100,000 during such fiscal year.

                           Summary Compensation Table

                                                      Annual Compensation        Long-Term Debt
                                                      ----------------------     --------------
                                                                                 Securities
                                                                                 Underlying        All Other
Name and Principal Position                  Year     Salary ($)   Bonus ($)     Options (#)     Compensation (1)
---------------------------                  ----     ----------   ---------     -----------     ---------------

Robert Kassel,                               1998      450,000      281,667         468,000(2)       $7,523
Chairman, Chief Executive Officer,           1997      350,000      250,000       1,200,000(3)       $5,995
President and Treasurer                      1996      250,000      100,000         200,000(4)           --



Richard Raleigh, Chief Operating Officer     1998      225,000      115,000         132,500(5)       $9,203
                                             1997      195,000      111,275         600,000(3)(6)    $8,390
                                             1996      150,000       10,000         100,000(4)           --



Lynda Gustafson, Vice President of Finance   1998      125,000       45,000          50,000         $11,273
                                             1997      101,040       20,000          30,000         $ 7,451
                                             1996       67,500       11,000          10,000         $ 2,790

------------
(1)  Represents Company contributions to the Named Officers 401(k) account.

(2) Includes 80,000 options that were originally granted to Mr. Kassel in 1993 and which expiration dates were extended during fiscal 1998.

(3) Includes as to Mr. Kassel 200,000 options previously granted to Mr. Kassel and as to Mr. Raleigh 100,000 options previously granted to Mr. Raleigh whose exercise prices were repriced to reflect a reduction in the market price of the Common Stock at the time of repricing.

(4) Includes as to Mr. Kassel five-year options to purchase 200,000 shares granted to Mr. Kassel and as to Mr. Raleigh, five-year options to purchase 100,000 shares granted to Mr. Raleigh in June 1995 under the Company's 1995 Stock Option Plan, which grants were subject to stockholder approval of the plan obtained in February 1996.

(5) Includes 12,500 options that were originally granted to Mr. Raleigh in 1992 the expiration date of which was extended during fiscal 1998.

(6) Includes 50,000 options previously granted to Mr. Raleigh the expiration date of which was extended during fiscal 1997.



     The following table discloses information concerning options granted in fiscal 1998 to the Named Officers.


                Option Grants in Fiscal Year Ended June 30, 1998

                                Individual Grants
                    ------------------------------------------------

                     Number of         Percent of                                                 Potential Realizable Value
                     Securities        Total Options                                              at Assumed Annual Rates of
                     Underlying        Granted to                                                 Stock Price Appreciation
                     Options           Employees in          Exercise                             for Option Term ($)(2)
                     Granted           Fiscal Year            Price            Expiration         ---------------------------
Name                 (#)(1)            (%)                    ($/Sh)              Date                5%                10%
----                 ----------        -------------         --------          ----------          ------             -------
Robert Kassel          310,000            34.6                 3.25                8/4/02          278,354            615,089

                        78,000             8.7                 3.25                8/4/02           70,037            154,764

                        80,000(3)          8.9                 1.69              12/31/02           40,804             91,251





Richard Raleigh        100,000            11.2                 3.25                8/4/02           89,792            198,416

                        20,000             2.2                 3.25                8/4/02           17,958             39,683

                        12,500(3)          1.4                 1.69              12/31/02            6,376             14,258



Lynda Gustafson         50,000             5.6                4.375                2/5/03           60,437            133,549

----------

(1) Unless otherwise noted, all of such options were exercisable in full from the date of grant.

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

(3) Reflects extension of expiration date of options that were originally granted on September 15, 1992. All of such options vest in three equal annual installments commencing August 5, 1998.

The following table sets forth information concerning options exercised by the Named Officers during the fiscal year ended June 30, 1998, and the number of options owned by the Named Officers and the value of any in-the-money unexercised options as of June 30, 1998:

                                                Aggregated Option Exercises
                                             And Fiscal Year-End Option Values
                                            ----------------------------------

                                                                Number of
                                                                Securities                        Value of
                                                                Underlying                       Unexercised
                Shares                                          Unexercised                     In-the-Money
                Acquired on       Value                         Options at                       Options at
                Exercise(#)       Realized ($)                  June 30, 1998                 June 30, 1998(1)
                -----------       ------------          ----------------------------     --------------------------------

Name                                                    Exercisable    Unexercisable     Exercisable      Unexercisable
----                                                    -----------    -------------     -----------      -------------

Robert                 --                 --            2,297,653         158,000        $10,045,760       $1,128,504
Kassel

Richard           104,598            249,007              620,411          32,500         $2,603,461         $123,110
Raleigh

Lynda              34,000             69,168               26,000          40,000            $90,638          $82,520
Gustafson

----------
(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price. The last sale price (the fair market value) of the Common Stock on June 30, 1998 was $6.438 per share.

Employment Agreements

     The Company has entered into employment agreements with Messrs. Kassel and Raleigh, each dated as of April 1, 1996. Mr. Kassel currently serves as Chief Executive Officer and President pursuant to the employment agreement for a term expiring on March 31, 1999, subject to certain renewal provisions. His current annual salary is $450,000, and is subject to such bonuses and increases as are approved at the discretion of the Board of Directors. Mr. Raleigh currently serves as Chief Operating Officer pursuant to the employment agreement for a term expiring on March 31, 1999, subject to certain renewal provisions. His current annual salary is $250,000, and is subject to such bonuses and increases as are approved at the discretion of the Board of Directors. Each of the employment agreements requires that substantially all of the employee's business time be devoted to the Company and that the employee not compete, or engage in a business competitive with, the Company's current or anticipated business for the term of the agreement and for two years thereafter (although they each may own not more than 5% of the securities of any publicly traded competitive company). Each of Mr. Kassel and Mr. Raleigh is, in addition to salary, entitled to certain fringe benefits, including the use of an automobile and payment of related expenses.

     Mr. Kassel's employment agreement also provides that if his employment is terminated under certain circumstances, including termination of Mr. Kassel upon a change of control of the Company, (as defined in the agreement) a failure by the Company to comply with its obligations under the agreement, the failure of the Company to obtain the assumption of the agreement by any successor corporation, or a change in Mr. Kassel's duties and obligations from those contemplated by the agreement, and termination by the Company of Mr. Kassel's employment other than for disability or cause, he will be entitled to receive severance pay equal to the greater of (i) $350,000 ($3.5 million in the event of a change of control), or (ii) the total compensation earned by Mr. Kassel from the Company during the one-year period (multiplied by ten in the event of a change of control) prior to the date of his termination.

     Mr. Raleigh's employment agreement also provides that if his employment is terminated under certain circumstances, including termination of Mr. Raleigh upon a change of control of the Company, (as defined in the agreement) a failure by the Company to comply with its obligations under the agreement, the failure of the Company to obtain the assumption of the agreement by any successor corporation, or a change in Mr. Raleigh's duties and obligations from those contemplated by the agreement, and termination by the Company of Mr. Raleigh's employment other than for disability or cause, he will be entitled to receive severance pay equal to the greater of (i) $162,500 ($812,500 in the event of a change of control), or (ii) the total compensation earned by Mr. Raleigh from the Company during the one-year period (multiplied by five in the event of a change of control) prior to the date of his termination.

     The Company has entered into an employment agreement with Ms. Gustafson which provides for her continued employment through June 30, 1999. Her current annual base salary is $148,000.

     Easy Gardener has entered into an employment agreement with Mr. Grandy, dated as of September 1, 1998 which expires on August 31, 2003. Mr. Grandy currently serves as President of Easy Gardener. The agreement provides for Mr. Grandy to receive an annual base salary of $275,000, $300,000, and $330,000 during the first three years of the agreement and $350,000 thereafter. The Agreement requires Mr. Grandy to devote substantially all of his business time to Easy Gardener, and in the event Mr. Grandy's employment agreement is terminated by Easy Gardener without cause (as defined in the agreement) or if Mr. Grandy resigns with "Good Reason" (as defined in the agreement), Mr. Grandy will be entitled to receive his base salary through the expiration of the agreement.

Committees of the Board of Directors

     During fiscal 1998 the Company established an Audit Committee comprised of Messrs. Raleigh, Heiden and Schulberg. The Audit Committee will, among other things, make recommendations to the Board of Directors with respect to the engagement of the Company's independent certified public accountants and the review of the scope and effect of the audit engagement. During fiscal 1998 the Company established a Compensation Committee of its Board of Directors, comprised of Messrs. Kassel, Schulberg and Heiden. The Compensation Committee will, among other things, make recommendations to the Board of Directors with respect to the compensation of the executive officers of the Company. The Company maintains a Stock Option Committee comprised of Messrs. Schulberg and Heiden, which determines the persons to whom options should be granted under the Company's 1995 and 1997 Stock Option Plans and the number and other terms of options to be granted to each person under such plans.

Compensation Committee Interlocks and Insider Participation in
Compensation Decisions

     The Company's Compensation Committee of its Board of Directors consisting of Messrs. Kassal, Schulberg and Heiden, was established in September 1997. Prior thereto, decisions as to compensation were made by the Company's Board of Directors. Prior to the establishment of the compensation committee, Messrs. Kassel and Raleigh, in their capacity as directors, each participated in the Board of Directors deliberations concerning compensation of executive officers for fiscal 1998. During fiscal 1998, none of the executive officers of the Company served on the Board of Directors or the compensation committee of any other entity, any of whose officers served on the Board of Directors of the Company.

Stock Option Plans

     In September 1991, the Company adopted a stock option plan (the "1991 Plan") pursuant to which 700,000 shares of Common Stock have been reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options ("NQO's"). ISOs may be granted under the 1991 Plan to employees and officers of the Company. NQO's may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

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

     ISOs granted under the 1991 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. NQO's granted under the 1991 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Options granted under the 1991 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). An aggregate of 522,000 options were outstanding under the 1991 Plan at June 30, 1998.

     The Company has adopted, a Non-Employee Director Stock Option Plan (the "Director Plan"). Only non-employee directors of the Company are eligible to receive grants under the Director Plan. The Director Plan provides that eligible directors automatically receive a grant of options to purchase 5,000 shares of Common stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, of 5,000 options at fair market value. Options to purchase an aggregate of up to 100,000 shares of Common Stock available for the automatic grants under the Director Plan. An aggregate of 10,000 options were outstanding under the Director Plan at June 30, 1998.

     The Company has also adopted a 1995 Stock Option Plan ("1995 Plan") which provides for grants of options to purchase up to 1,500,000 shares of Common Stock. The Board of Directors or the Stock Option Committee (the "Committee"), as the case may be, will have discretion to determine the number of shares subject to each NQO (subject to the number of shares available for grant under the 1995 Plan and other limitations on grant set forth in the 1995 Plan), the exercise price thereof (provided such price is not less than the par value of the underlying shares of Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are employees of the Company will be eligible to be granted

ISOs or NQOs under such plan. The Board or Committee, as the case may be, also has discretion to determine the number of shares subject to each ISO, the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest may be limited in any year by the same Code provisions applicable to ISOs granted under the 1991 Plan. An aggregate of 1,459,000 options were outstanding under the 1995 Plan at June 30, 1998.

     The Company has adopted a 1997 Stock Option Plan ("1997 Plan") which provides for grants of options to purchase up to 1,500,000 shares of Common Stock. The Board of Directors or the Committee of the 1997 Plan, as the case may be, will have discretion to determine the number of shares subject to each NQO (subject to the number of shares available for grant under the 1997 Plan and other limitations on grant set forth in the 1997 Plan), the exercise price thereof (provided such price is not less than the par value of the underlying shares of Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are employees of the Company will be eligible to be granted ISOs or NQOs under such plan. The Board or Committee, as the case may be, also has discretion to determine the number of shares subject to each ISO, the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest may be in any year is limited by the same Code provisions applicable to ISOs granted under the 1991 Plan. An aggregate of 565,000 options were outstanding under the 1997 Plan at June 30, 1998.

     The Company from time to time has also granted non-plan options to certain officers, employees and consultants. As of June 30, 1998, approximately 2.4 million non-plan options were outstanding.

Director Compensation

     During fiscal 1998 each of the Company's two non-employee directors, Messrs. Schulberg and Heiden, received $5,000 for serving as directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information at September 21, 1998, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each Named Officer and (iv) all executive officers and directors as a group.

                                        Amount and Nature
Name and Address                        of Beneficial                 Percentage
of Beneficial Owner                     Ownership(1)(2)                of Class
----------------                        -------------                 ----------

Maureen Kassel                            535,383(3)                      2.5

Robert Kassel                           4,478,162(4)(5)                  19.3

Richard Raleigh                           647,578(6)                      3.0

Lynda Gustafson                            26,000(7)                        *

Fred Heiden                                   258                           *

Jon Schulberg                                 258                           *

Joseph Owens II                         1,114,396(8)                      5.3

Richard Grandy                          1,114,396(8)                      5.3

Warburg Pincus Asset
Management, Inc. (9)                    1,310,500(9)                      6.2

All executive officers
  and directors as a
  group (five persons)                  5,314,589(3)(4)(5)(6)(10)        20.6

----------
*less than 1%


(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from September 21, 1998 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from September 21, 1998 have been exercised.

(3) Includes exercisable options and warrants issued to Ms. Kassel to purchase an aggregate of 188,333 shares of the Company's Common Stock.

(4) Of such shares, (i) 347,050 are owned of record by Maureen Kassel; however, because Ms. Kassel has appointed her husband as her proxy and attorney-in-fact to vote all 347,050 of the shares owned of record by her, Robert Kassel may also be deemed to have beneficial ownership of such shares; (ii) an aggregate of 914,396 shares are owned of record by each of Messrs. Joseph Owens and Richard Grandy, who have each entered into a voting trust agreement (the "Voting Agreement") providing Mr. Kassel with the right to vote the shares until September 1, 2001. The address of Mr. Kassel is c/o the Company.

(5) Includes 2,302,320 shares of Common Stock issuable to Mr. Kassel upon exercise of options and warrants.

(6) Includes 644,578 shares of Common Stock issuable to Mr. Raleigh upon exercise of options and warrants.

(7) Represents shares of Common Stock issuable upon exercise of options granted to Ms. Gustafson who is a Named Officer but not an executive officer of the Company.

(8) Includes 175,000 shares of Common Stock issuable to each of Messrs. Grandy and Owens upon exercise of options. The address of Mr. Grandy is c/o the Company. The address of Mr. Owens is 8 Hillendale, Waco, Texas 76710.

(9) According to a Schedule 13G filed with the Securities and Exchange Commission, the shares are held by accounts for which Warburg Pincus Asset Management, Inc. acts as investment advisor. The address of Warburg Pincus Asset Management, Inc. is 466 Lexington Avenue, New York, New York 10017.

(10) Excludes shares owned by Lynda Gustafson, the Company's Vice President of Finance.

Item 13.  Certain Relationships and Related Transactions.

     From time to time Messrs. Kassel and Raleigh have borrowed monies from the Company. During fiscal 1998, the highest amount owed to the Company by Messrs. Kassel and Raleigh were $605,764 and $244,038, respectively, which amounts were outstanding on September 21, 1998. The loans bear interest at 7% per annum and mature on June 30, 2002. Messrs. Kassel and Raleigh will make annual payments of interest on the outstanding principal balance of their loans through the maturity date. In addition, payments of principal will be made during each of the first four years and on maturity of the loans as follows: As to Mr. Kassel -- $50,000, $50,000, $50,000, $100,000, $150,000 and the balance of approximately $205,919, respectively. As to Mr. Raleigh, $25,000, $25,000, $50,000, $50,000 and the balance of approximately $85,608, respectively.


                                    PART IV

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

 3.1      Certificate of Incorporation, as amended.*

 3.2      By-laws of the Company, incorporated by reference to
          Exhibit 3(b) of the Company's Registration Statement on
          Form S-1 (Registration No. 33-45428).

 4.1      Form of certificate evidencing Common Stock,
          $.001 par value, of the Company,
          incorporated by reference to

          Exhibit 4.1 of the Company's Registration Statement on
          Form S-1 (Registration No. 333-38483).

 4.2      Form of Unit Purchase Option granted to D.H. Blair &
          Co.**

 4.3 Warrant Agreement with respect to Class B Warrants., incorporated by reference to Exhibit 4(c) of the Company's Registration Statement on Form S-3
          (Registration No. 33-89800).

 9.1      Voting Agreement among Joseph A. Owens, II, the
          Company, and Robert Kassel.+

 9.2 Voting Agreement among Richard M. Grandy, the Company and Robert Kassel.+

10.1      Employment Agreement of Robert Kassel.++

10.2      Employment Agreement of Richard Raleigh.++

10.3      Employment Agreement of Lynda Gustafson.

10.4      Employment Agreement of Richard Grandy.

10.5      1991 Stock Option Plan, incorporated by reference to
          Exhibit 10.5 of the Company's Registration Statement on
          Form S-1 (Registration No. 33-45428).

10.6      1995 Stock Option Plan.*

10.7      Non-Employee Director Stock Option Plan.*

10.8      1997 Stock Option Plan, incorporated by reference to
          Exhibit A to the Company's proxy statement dated May 27, 1997.

10.9 Asset Purchase Agreement dated as of June 18, 1994 among the Company, Easy Gardener Acquisition Corp., Joseph A.
          Owens II, Richard M. Grandy and Easy Gardener, Inc.+

10.10 Lease with respect to the Company's executive offices, incorporated by reference to Exhibit 10.14 of the Company's Form 10-KSB for the fiscal year ended June 30, 1992.

10.11 February 8, 1995 modification to lease with respect to the Company's executive offices.*

10.12 May 6, 1997 modification to lease with respect to the Company's executive offices.+++

10.13 Lease with respect to Weatherly's warehouse facilities in Paris, Kentucky.+++

10.14     Form of Mergers and Acquisitions Agreement between the
          Company and D.H. Blair Investment Banking Corp.**

10.15 Underwriting Agreement dated as of December 10, 1997 among the Company, Everen Securities, Inc. and Josephthal & Co., Inc. (incorporated by reference to
          Exhibit 1.1 filed with the Company's Registration Statement on Form S-1, No. 333-38483).

10.16     Underwriting Agreement dated April 13, 1998 among the
          Company, Everen Securities, Inc., Hambrecht & Quist and
          Josephthal & Co., Inc.++++

10.17     Lease and lease extension agreements between Crawford-
          Austin Mfg. Co. and Easy Gardener.*

10.18     Warehouse Lease, dated May 26, 1998 between Sarah C.
          Leer and Easy Gardener, Inc.

10.19 Purchase Agreement, dated as of August 9, 1996, by and among the Company, Easy Gardener, Weatherly and the Weatherly Stockholders (incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K for the event dated August 9, 1996).

10.20 Purchase Agreement, dated as of May 9, 1997, by and among the Company, Easy Gardener and Plastic Molded
          Concepts, Inc.+++

10.21 Lease Extension, dated October 16, 1997, between Easy Gardener and Crawford-Austin Mfg. Co. (incorporated by reference to Exhibit 10.22 filed with the Company's Registration Statement on Form S-1, No. 333-38483).

10.22 Assets Purchase Agreement dated as of February 25, 1998 by and among the Company, Weed Wizard, Weed Wizard, Inc and the Weed Wizard stockholders (incorporated by reference to exhibit 10.1 filed with the Company's Form 8-K for the event dated February 26, 1998).

10.23 Assets Purchase Agreement dated as of March 20, 1998 by and among Easy Gardener, Inc., Landmaster Products,
          Inc., Wayne Murray and Quincy McMillian.++++

10.24     Commercial Building Lease, dated June 12, 1998 between
          Easy Gardener, Inc. and Norman Adams, James Anderson,
          Donald Bryan and Pamela Butler.

10.25 Form of Subordinated Indenture between the Company and Wilmington Delaware Trust, as trustee.++++

21        Subsidiaries of the Company.++++

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

+++ Incorporated by reference to the exhibit filed with the Company's Form 10-K for the fiscal year ended June 30, 1997.

++++ Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (File No. 333-48519).


     (b) Report on Form 8-K. A Form 8-K/A was filed by the Company during its fiscal quarter ended June 30, 1998 to report the financial statements of Weed Wizard, Inc. and related pro forma financial statements pursuant to Item 7 of the Form 8-K.

                                         U.S Home & Garden Inc. and Subsidiaries



                                                                       Contents

================================================================================



 Report of Independent Certified Public Accountants                          F-2

 Consolidated Financial Statements
        Consolidated  balance  sheets as of June 30, 1997 and
         1998                                                            F-3-F-4
        Consolidated  statements  of income for the years
          ended June 30, 1996, 1997 and 1998                                 F-5
        Consolidated statements of stockholders' equity
          for the years ended June  30, 1996, 1997 and 1998                  F-6
        Consolidated statements of cash flows for the years
          ended June 30, 1996, 1997 and 1998                             F-7-F-8
        Summary of accounting policies                                  F-9-F-14
        Notes to consolidated financial statements                     F-15-F-34

 Consolidated Financial Statement Schedule                                  F-35
        Schedule II-valuation and qualifying accounts

 Note:   All  other  schedules  have been  omitted  since the
         required    information    is   contained   in   the
         Consolidated Financial Statements or because such schedules are not required.

Report of Independent Certified Public Accountants



Board of Directors
U.S. Home & Garden Inc. and Subsidiaries
San Francisco, California

We have audited the accompanying consolidated balance sheets of U.S. Home & Garden Inc. and Subsidiaries as of June 30, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. We have also audited
Schedule II - Valuation and Qualifying Accounts (the Schedule). These financial statements and the Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home & Garden Inc. and Subsidiaries at June 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.


                                                        /s/ BDO Seidman, LLP

                                                        BDO Seidman, LLP

San Francisco, California
August 12, 1998

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

====================================================================================================================================

June 30,                                                                                        1997                 1998
------------------------------------------------------------------------------------------------------------------------------------
Assets (Notes 1 and 6)

Current
     Cash and cash equivalents                                                          $  2,083,000         $ 27,130,000
     Accounts receivable, less allowance for doubtful accounts and sales
       returns of $314,000 and $399,000 (Note 2)                                          11,542,000           17,350,000
     Inventories (Note 3)                                                                  5,254,000           11,763,000
     Prepaid expenses and other current assets                                               419,000            1,130,000
     Deferred tax asset (Note 11)                                                            448,000              522,000
------------------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                      19,746,000           57,895,000

Furniture, Fixtures and Equipment, net (Note 4)                                            2,315,000            3,590,000

Intangible Assets (Note 1)
     Excess of cost over net assets acquired, net (Note 5)                                41,834,000           58,864,000
     Deferred financing costs, net of accumulated amortization of
       $302,000 and $21,000 (Note 14)                                                      1,621,000            3,186,000
     Product rights, patents and trademarks, net of accumulated
       amortization of $75,000 and $93,000                                                   180,000              165,000
     Non-compete agreement, net of accumulated amortization of $22,000
       and $48,000                                                                           478,000              462,000
     Package design, net of accumulated amortization
       of $110,000 and  $247,000                                                             251,000              718,000

Trade Credits (Note 12)                                                                    1,149,000              944,000

Officer Receivables (Note 8)                                                                 694,000              850,000

Other Assets                                                                                 207,000              139,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 68,475,000         $126,813,000
====================================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                               Consolidated Statements of Income

====================================================================================================================================

June 30,                                                                                        1997                 1998
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity (Note 1)

Current
     Line of credit (Notes 1, 6 and 14)                                                $          --        $          --
     Current maturities of notes payable (Notes 1, 6 and 14)                               8,990,000                   --
     Accounts payable                                                                      1,774,000            4,501,000
     Accrued expenses                                                                      4,244,000            3,922,000
     Accrued co-op advertising                                                             1,098,000              645,000
     Accrued commissions                                                                     859,000            1,106,000
     Accrued purchase consideration (Note 1)                                                 489,000              978,000
------------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                 17,454,000           11,152,000

Accrued Purchase Consideration (Note 1)                                                      978,000                   --

Deferred Tax Liability (Note 11)                                                             547,000              812,000

Notes Payable, less current maturities (Notes 1, 6 and 14)                                17,570,000                   --

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
   Trust Holding Solely Junior Subordinated Debentures (Notes 7 and 14)                           --            63,250,000
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                         36,549,000           75,214,000
------------------------------------------------------------------------------------------------------------------------------------
Commitments, Contingency and Subsequent Events (Notes 1, 6, 9, 10 and 16)                         --                   --

Stockholders' Equity (Note 10)
     Convertible Preferred stock, $.001 par value-shares authorized, 1,000,000; no
       shares outstanding                                                                         --                   --
     Common stock, $.001 par value-shares authorized, 75,000,000;
       14,073,000 and 20,133,000 shares issued and outstanding at June 30,
       1997 and 1998                                                                          14,000               20,000
     Additional paid-in capital                                                           30,783,000           50,153,000
     Retained earnings                                                                     1,129,000            2,733,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          31,926,000           52,906,000

Less: Treasury Stock, 236,000 shares at cost                                                    --             (1,307,000)
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                31,926,000           51,599,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       $  68,475,000        $ 126,813,000
====================================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

=======================================================================================================================

June 30,                                                                    1996                1997            1998
-----------------------------------------------------------------------------------------------------------------------
Net Sales (Note 2)                                                   $27,031,000       $52,046,000       $67,149,000

Cost of Sales (Note 2)                                                12,670,000        23,649,000        30,431,000
-----------------------------------------------------------------------------------------------------------------------
Gross Profit                                                          14,361,000        28,397,000        36,718,000
-----------------------------------------------------------------------------------------------------------------------
Operating Expenses
     Selling and shipping                                              6,264,000        11,232,000        14,205,000
     General and administrative                                        4,348,000         6,513,000         8,860,000
-----------------------------------------------------------------------------------------------------------------------
                                                                      10,612,000        17,745,000        23,065,000
-----------------------------------------------------------------------------------------------------------------------
Income from Operations                                                 3,749,000        10,652,000        13,653,000

Other Income (Expense)
     Investment income                                                    69,000            76,000           486,000
     Interest expense (Notes 6 and 7)                                 (2,009,000)       (3,338,000)       (3,563,000)
-----------------------------------------------------------------------------------------------------------------------
Income before Income Taxes and Extraordinary Expense                   1,809,000         7,390,000        10,576,000

Income Tax (Expense) Benefit (Note 11)                                   715,000        (3,200,000)       (3,600,000)
-----------------------------------------------------------------------------------------------------------------------
Income before Extraordinary Expense                                    2,524,000         4,190,000         6,976,000

Extraordinary expense of $1,459,000 and $2,185,000 on debt
   refinancings, net of income taxes of $452,000 and $735,000
   (Note 14)                                                                   -        (1,007,000)       (1,450,000)
-----------------------------------------------------------------------------------------------------------------------
Net income                                                           $ 2,524,000       $ 3,183,000       $ 5,526,000
=======================================================================================================================
Basic earnings per share:
     Income per common share before extraordinary expense
       (Note 15)                                                     $      0.25       $      0.31       $      0.39
     Extraordinary expense (Notes 14 and 15)                                   -             (0.08)            (0.08)
-----------------------------------------------------------------------------------------------------------------------
Net income per common share (Note 15)                                $      0.25       $      0.23       $      0.31
=======================================================================================================================
Diluted earnings per share:
     Income per common share before extraordinary expense
       (Note 15)                                                     $      0.19       $      0.26       $      0.31
     Extraordinary expense (Notes 14 and 15)                                   -              (.06)             (.07)
-----------------------------------------------------------------------------------------------------------------------
Net income per common share (Note 15)                                $      0.19       $      0.20       $      0.24
=======================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity

====================================================================================================================================

                                                                   Convertible
                                                                 Preferred Stock                    Common Stock
                                                               -------------------          ---------------------------
                                                               Number of                    Number of
                                                                  Shares    Amount             Shares            Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995 (Note 10)                                      --     $  --          9,737,000          $ 10,000
   Exercise of stock warrants, net of stock issuance
     costs of approximately $114,000                                  --        --            770,000             1,000
   Net income                                                         --        --               --                --
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996 (Note 10)                                      --        --         10,507,000            11,000
   Exercise of stock options, warrants, and UPOs,
     net of issuance costs of approximately $300,000
                                                                      --        --          2,566,000             2,000
   Stock issued for Weatherly acquisition (Note 1)                    --        --          1,000,000             1,000
   Options and warrants issued for acquisition and
     consulting services and bank refinancing
     (Note 1)                                                         --        --               --                --
   Net income                                                         --        --               --                --
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997 (Note 10)                                      --        --         14,073,000            14,000
   Conversion of debt into common stock                               --        --            154,000              --
   Repurchase of UPOs                                                 --        --               --                --
   Sale of common stock, net of stock issuance costs
     of approximately $1,031,000                                      --        --          4,290,000             5,000
   Exercise of stock options and warrants                                       --          1,616,000             1,000
   Repurchase of common stock for treasury                            --        --               --                --
   Net income                                                         --        --               --                --
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998 (Note 10)                                      --     $  --         20,133,000          $ 20,000
====================================================================================================================================

                                                                    Additional         Retained                               Total
                                                                       Paid-In         Earnings        Treasury       Stockholders'
                                                                       Capital         (Deficit)          Stock              Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995 (Note 10)                                  $ 19,907,000     $ (4,578,000)     $       --        $ 15,339,000
   Exercise of stock warrants, net of stock issuance
     costs of approximately $114,000                                 1,506,000             --                --           1,507,000
   Net income                                                             --          2,524,000              --           2,524,000
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996 (Note 10)                                    21,413,000       (2,054,000)             --          19,370,000
   Exercise of stock options, warrants, and UPOs,
     net of issuance costs of approximately $300,000
                                                                     5,292,000             --                --           5,294,000
   Stock issued for Weatherly acquisition (Note 1)                   2,999,000             --                --           3,000,000
   Options and warrants issued for acquisition and
     consulting services and bank refinancing
     (Note 1)                                                        1,079,000             --                --           1,079,000
   Net income                                                             --          3,183,000              --           3,183,000
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997 (Note 10)                                    30,783,000        1,129,000              --          31,926,000
   Conversion of debt into common stock                                350,000             --                --             350,000
   Repurchase of UPOs                                                     --         (3,922,000)             --          (3,922,000)
   Sale of common stock, net of stock issuance costs
     of approximately $1,031,000                                    15,854,000             --                --          15,859,000
   Exercise of stock options and warrants                            3,166,000             --                --           3,167,000
   Repurchase of common stock for treasury                                --               --          (1,307,000)       (1,307,000)
   Net income                                                             --          5,526,000              --           5,526,000
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998 (Note 10)                                  $ 50,153,000     $  2,733,000      $ (1,307,000)     $ 51,599,000
====================================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.


Includes 38,000 shares of common stock issued for services relating to cash proceeds and approximately 60,000 shares issued relating to cashless exercise of 4 UPOs (Note 10).

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

====================================================================================================================================

Increase (Decrease) in Cash and Cash Equivalents

Years ended June 30,                                                                     1996               1997               1998
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income                                                                  $  2,524,000       $  3,183,000       $  5,526,000
     Adjustments to reconcile net income to net cash provided by operating activities:
         Extraordinary expense                                                           --            1,007,000          1,450,000
         Loss on disposal of assets                                                      --              226,000             18,000
         Bad debt expense                                                             167,000            323,000            179,000
         Depreciation and other amortization                                          834,000          1,990,000          2,627,000
         Amortization of deferred financing costs                                     264,000            323,000            329,000
         Deferred taxes                                                            (1,005,000)         2,342,000            191,000
         Changes in operating assets and liabilities, net
           of assets acquired and liabilities assumed:
              Accounts receivable                                                  (2,622,000)        (2,763,000)        (3,951,000)
              Inventories                                                            (940,000)           444,000           (706,000)
              Prepaid expenses and other current assets                              (159,000)           324,000           (548,000)
              Accounts payable and accrued expenses                                 1,393,000          2,838,000          2,293,000
              Other assets                                                            162,000            308,000            388,000
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                             618,000         10,545,000          7,796,000
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
     Payment for purchase of businesses, net of cash acquired                      (1,602,000)       (28,358,000)       (28,133,000)
     Payment for non-compete agreement                                                   --             (500,000)              --
     Increase in officer receivables                                                 (131,000)           (77,000)          (156,000)
     Purchase of furniture, fixtures and equipment                                   (261,000)          (528,000)        (1,000,000)
     Purchase of package design                                                      (109,000)          (131,000)          (604,000)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                              (2,103,000)       (29,594,000)       (29,893,000)
------------------------------------------------------------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

====================================================================================================================================

Years ended June 30,                                                            1996               1997               1998
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Proceeds from issuances of stock                                   $  1,507,000       $  5,294,000       $ 19,026,000
     Repurchase of unit purchase options                                          --                 --         (3,922,000)
     Repurchase of common stock for treasury                                      --                 --         (1,307,000)
     Proceeds from bank line of credit                                    17,496,000         41,791,000         23,648,000
     Payment on bank line of credit                                      (16,208,000)       (43,079,000)       (23,648,000)
     Proceeds from notes payable                                                  --         21,345,000         10,000,000
     Payments of notes payable                                            (1,600,000)        (3,385,000)       (36,560,000)
     Proceeds from mandatorily redeemable preferred securities                    --                 --         63,250,000
     Acquisition finance costs                                                    --         (1,514,000)        (3,343,000)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                  1,195,000         20,452,000         47,144,000
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        (290,000)         1,403,000         25,047,000

Cash and Cash Equivalents, beginning of year                                 970,000            680,000          2,083,000
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of year                                  $    680,000       $  2,083,000       $ 27,130,000
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

                                        U.S. Home & Garden Inc. and Subsidiaries



                                                  Summary of Accounting Policies

================================================================================


Nature of Business  U.S.  Home  &  Garden  Inc.  (the  "Company"),  through  its wholly-owned  subsidiaries,  is a leading  manufacturer  and marketer of a broad range of consumer lawn and garden products. The Company's products include weed preventive landscape fabrics, fertilizer spikes, decorative landscape edging, shade cloth, root feeders and weed trimmer replacement heads, which are sold under recognized brand names, such as WeedBlock(R), Jobe's(R), Emerald Edge(R), Shade Fabric(TM), Ross(R)and Weed Wizard(TM). The Company markets its products through most large national home improvement and mass merchant retailers ("Retail Accounts"), including Home Depot, Lowe's, Kmart, Builder's Square, Wal-Mart and Home Base in North America.

                    The Company has experienced significant growth in recent years and believes that its success has been primarily attributable to the expansion of its product lines through the acquisition of complementary lawn and garden businesses (Note 1), the quality of its products, its focus on providing Retail Accounts with a single source of lawn and garden products, the efficiency and reliability of its inventory tracking and order fulfillment systems and its distinctive advertising and store displays.

Principles          The financial statements include the accounts of the Company
of  Consolidation   and  its  wholly-owned   subsidiaries  and  the  results  of
                    operations of Weatherly Consumer Products Group (Weatherly),
                    Easy Gardener,  Plasti-Chain  Product Line of Plastic Molded
                    Concepts, Inc. (Plastic),  Golden West Chemical Distributors
                    (Golden West),  Emerald Products,  Tensar  Polytechnologies,
                    Inc. (Tensar),  Landmaster Products, Inc. (Landmaster),  and
                    Weed  Wizard,  since  their dates of  acquisition  (Note 1).
                    Additionally, U.S. Home and Garden Trust I since its formation in April 1998. Significant intercompany accounts and transactions have been eliminated.

Inventories         Inventories, which consist of raw materials, finished goods, and packaging materials, are stated at the lower of cost or market; cost is determined by the first-in, first-out (FIFO) cost method.

Furniture,
Fixtures and
Equipment           Furniture,  fixtures  and  equipment  are  stated  at  cost.
                    Depreciation is computed by the Equipment straight-line method over the estimated five to seven year useful lives of the assets.

Intangible Assets   Excess of Cost over Net Assets Acquired

                    The excess of cost over net assets acquired, which relates to the Company's acquisitions of Weatherly, Easy Gardener, Plastic, Golden West, Emerald

                                        U.S. Home & Garden Inc. and Subsidiaries



                                                  Summary of Accounting Policies

================================================================================

                    Products, Tensar, Landmaster and Weed Wizard, are being amortized over periods of twenty to thirty years using the straight-line method. Periodically, the recoverability of goodwill is evaluated by comparing undiscounted estimated future net cash flows to the estimated net cash flows projected at the time of acquisition.

                    Deferred Financing Costs

                    Direct costs associated with the Company's mandatorily redeemable preferred securities debt are being amortized over the life of the related debt, a period of approximately thirty years.

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

Net Income Per
Share During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. As required by SFAS 128, all prior earnings have been restated to reflect the retroactive application of this accounting pronouncement (Note 15).

                                        U.S. Home & Garden Inc. and Subsidiaries



                                                  Summary of Accounting Policies

================================================================================

Income Taxes        Income  taxes  are  calculated  using the  liability  method specified by Statement of Financial Accounting Standards No.
                    109, Accounting for Income Taxes.

Reclassification    Certain   1997   financial   statement   amounts  have  been
                    reclassified to conform to the 1998 presentation.

Advertising Costs   The Company incurs advertising expense primarily relating to cooperative advertising credits granted to customers based on qualified expenses incurred by the customers to advertise the Company's products. Cooperative advertising credits are usually limited to a percentage of an agreed-upon sales volume. The Company also incurs advertising expense relating to the distribution of catalogs and the broadcasting of radio and television commercials. Advertising costs are expensed as incurred. Advertising expense was $1,823,000, $2,945,000 and $3,402,000 during the years ended June 30, 1996, 1997 and 1998.

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

Stock Based
Compensation        Effective July 1, 1996,  the Company  adopted the provisions of Statement of Financial  Accounting  Standards  (SFAS) No.
                    123, Accounting for Stock-Based Compensation. Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. The fair value method is required for all stock based compensation issued to nonemployees.
                    Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions

                                        U.S. Home & Garden Inc. and Subsidiaries



                                                  Summary of Accounting Policies

================================================================================

                    under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, but are required to disclose pro forma net income and earnings per share as if the fair value method had been adopted. The Company has elected to continue to account for stock-based compensation under APB No. 25 (see Note 10).

New Accounting
Pronouncements      In June  1997,  the  Financial  Accounting  Standards  Board
                    issued Statement of Financial  Accounting Standards No. 130,
                    Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income,
                    its  components  and  accumulated  balances.   Comprehensive
                    income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

                    In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) which supersedes SFAS 14, Financial reporting for Segments of a Business Enterprises. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                        U.S. Home & Garden Inc. and Subsidiaries



                                                  Summary of Accounting Policies

================================================================================

                    SFAS 131 is effective for financial statements for period beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company believes it operates under one business segment and has already substantially complied with the required financial statement disclosures. Results of operations and financial position will be unaffected by implementation of this standard.

                    In February 1998, the Financial Accounting Standard Board issued SFAS 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits. SFAS 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when previous related accounting standards were issued.

                    SFAS 132 is effective for financial statements for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. Management believes that the Company's current financial statement disclosures will not need to be modified based upon current operations. Results of operations and financial position will be unaffected by implementation of this standard.

                    In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                                        U.S. Home & Garden Inc. and Subsidiaries



                                                  Summary of Accounting Policies

================================================================================

                    Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on July 1, 1999 to affect its financial statements.

Financial
Instruments         The  Company's   financial   instruments  consist  of  cash,
                    accounts receivable,  debt and Company obligated mandatorily redeemable  preferred  securities of subsidary trust holding solely junior subordinated debentures. The carrying value of cash and accounts  receivable  approximate  fair value based upon the liquidity and short-term nature of the assets.  The carrying  value of short-term and long-term debt and Company obligated  mandatorily  redeemable  preferred  securities of
                    subsidary   trust   holding   solely   junior   subordinated
                    debentures approximates the fair value based upon short-term and long-term borrowings at market rate interest.

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

                                        U.S. Home & Garden Inc. and Subsidiaries



                                      Notes to Consolidated Financial Statements

================================================================================

1. Business
   Acquisitions     Since August 1992, the Company has consummated the following eight (8) acquisitions of lawn and garden companies or product lines for a total of approximately 80.0 million in consideration:

                    o Golden West Chemical Distributors, Inc. - A manufacturer of humic acid-based products designed to improve crop yield, which was acquired in August 1992 for approximately $1.1 million in cash and $1.1 million of promissory notes.

                    o Easy Gardener, Inc. - A manufacturer of multiple fabric landscaping products including Weedblock(R), which was acquired in September 1994 for approximately $21.3 million consisting of $8.8 million in cash, a $10.5 million promissory note and two convertible notes each in the principal amount of $1.0 million. Approximately $2.2 million of additional purchase price was contingent on Easy Gardener meeting certain income requirements. A total of approximately $1.2 million of the additional amount has been paid to date and the remaining $978,000 is payable in fiscal 1999.

                    o Emerald Products LLC - A manufacturer of decorative landscape edging, which was acquired in August 1995 for $835,000 in cash and a $100,000 promissory note.

                    o Weatherly Consumer Products Group, Inc. - A manufacturer of fertilizer spikes and other lawn and garden products, which was acquired in August 1996 for 1,000,000 shares of Common Stock valued at $3.0 million and approximately $22.9 million in cash.

                    o Plasti-Chain Product Line of Plastic Molded Concepts, Inc. - A line of plastic chain links and decorative edgings, which was acquired from Plastic Molded Concepts, Inc. in May 1997 for approximately $4.3 million in cash.

                    o Weed Wizard, Inc. - A manufacturer and distributor of weed trimmer replacement heads, which was acquired in February 1998 for approximately $16.0 million plus an additional $1.7 million for excess working capital and acquisition expenses, of which approximately $5.0 million was based on the value of certain net assets acquired.

                    o    Landmaster   Products,   Inc.  -  A  manufacturer   and
                         distributor of polyspun landscape fabrics for use by consumers and professional

                                        U.S. Home & Garden Inc. and Subsidiaries



                                      Notes to Consolidated Financial Statements

================================================================================

                         landscapers, substantially all of whose assets were acquired in March 1998 for approximately $3.0 million, plus an additional $600,000 for certain assets and acquisition expenses, of which approximately $750,000 was based on the value of certain assets acquired.

                    o Tensar(R) consumer products line of the Tensar Corporation. A line of lawn and garden specialty fencing, which was acquired from the Tensar Corporation in May 1998 for appoprixmately $5.4 million plus an additional $1 million for inventory.

                    In addition, the Company has entered into a non-binding letter of intent to purchase a manufacturer and distributor of lawn and garden products for approximately $25 million plus additional contingent payments based upon future operating cash flows.

                    All of the above acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated statements of income since their respective acquisition dates. The following unaudited pro forma summary combines the consolidated results of operations of the Company, Weed Wizard, Weatherly and Easy Gardener as if the acquisitions had occurred at the beginning of the year of acquisition and the beginning of the prior year. Accordingly, Easy Gardener and Weatherly have been reflected as if the acquisition occurred on July 1, 1995 and Weed Wizard, as if the acquisitions occurred July 1, 1996. The pro forma information gives effect to certain adjustments, including the amortization of excess of cost over net assets acquired, the elimination of certain expenses incurred by Weatherly related to its acquisition and additional interest expense on the notes payable. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company, Weed Wizard, Weatherly and Easy Gardener had constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future. The pro forma effect of the Tensar, Landmaster, Plastic and Emerald acquisitions have not been reflected since their prior revenue was not material to the Company's operations.

Year ended June 30,                          1996           1997            1998
--------------------------------------------------------------------------------
Net sales                             $46,102,000    $58,135,000     $69,451,000
================================================================================
Net income before extraordinary
  expense and income taxes            $ 2,369,000    $ 4,236,000     $ 8,697,000
================================================================================
Net income before extraordinary
  expense                             $ 3,462,000    $ 2,344,000     $ 5,741,000
================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries



                                      Notes to Consolidated Financial Statements

================================================================================


Year ended June 30,                             1996          1997          1998
--------------------------------------------------------------------------------

================================================================================
Net income                                $1,542,000    $2,121,000    $4,291,000
================================================================================
Basic net income per common share
  before extraordinary expenses           $      .25    $      .17    $      .32
================================================================================
Basic net income per common share         $      .11    $      .06    $      .24
================================================================================

2. Concentration Concentration of Trade accounts receivable are due primarily of Credit Risk from numerous customers located in many Credit Risk and and Significant geographic regions throughout the United States. The Company Relationships performs ongoing credit Significant evaluations of its customers' financial conditions and establishes an allowance for Relationships doubtful accounts based upon the credit risk of specific customers, historical trends and other information. The Company does not require collateral from its customers.

                    During the years ended June 30, 1996, 1997 and 1998, sales to two Easy Gardener customers accounted for approximately 36% (27% and 9%), 36% (26% and 10%) and 37% (26% and 11%) of
                    consolidated net sales. Included in accounts receivable at June 30, 1997 and 1998 is $2,320,000 and $3,016,000 due from the largest customer.

                    Substantially all of Easy Gardener's raw material purchases for Weedblock(R) inventory, representing approximately 50%, 22% and 37% of the Company's consolidated raw material purchases during the years ended June 30, 1996, 1997 and 1998, are from one vendor. Management believes that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause delays and a possible loss of sales, which would affect operating results adversely. Included in accounts payable at June 30, 1997 and 1998 is $349,000 and $854,000 due to this vendor.

3. Inventories      Inventories consist of:

                    June 30,                         1997                   1998
                    ------------------------------------------------------------
                    Raw materials               $  578,000          $  5,183,000
                    Finished goods               4,676,000             6,580,000
                    ------------------------------------------------------------
                                                $5,254,000           $11,763,000
                    ============================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

=================================================================================================

4. Furniture,       Furniture, fixtures and equipment consist of: and
   Fixtures
   Equipment        June 30,                                     1997                1998
                    -----------------------------------------------------------------------------

                    Leasehold improvements                 $  397,000          $  397,000
                    Furniture, fixtures and equipment       2,761,000           4,649,000
                    -----------------------------------------------------------------------------

                                                           3,158,000           5,046,000

                    Less accumulated depreciation             843,000           1,456,000
                    -----------------------------------------------------------------------------

                                                           $2,315,000          $3,590,000




5. Excess of Cost   The excess of cost over net assets  acquired  consists of
   Over Net Assets
   Acquired         June 30,                                             1997                 1998
                    ------------------------------------------------------------------------------
                    Weatherly Consumer Products Group, Inc.       $23,046,000          $22,948,000
                    Easy Gardener, Inc.                            15,639,000           15,639,000
                    Weed Wizard, Inc.                                      --           11,495,000
                    Tensar Polytechnologies, Inc.                          --            4,928,000
                    Plastic Molded Concepts, Inc.                   2,760,000            2,810,000
                    Landmaster Products, Inc.                              --            2,290,000
                    Golden West Chemical Distributions, Inc.        2,098,000            2,098,000
                    Emerald Products, LLC                             870,000              991,000
                    ------------------------------------------------------------------------------

                                                                   44,413,000           63,199,000

                    Less accumulated amortization                   2,579,000            4,335,000
                    ------------------------------------------------------------------------------

                                                                  $41,834,000          $58,864,000
                    ==============================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

6.  Notes Payable   Notes payable consist of the following:
    and Line of
    Credit
                    June 30,                                                    1997            1998
                    ----------------------------------------------------------------------------------
                    $23,000,000 note  payable,  interest due monthly at
                       prime  (8.5% at June  30,  1997)  plus  1.25% or
                       LIBOR  (5.72%  at June  30,  1997)  plus  3.50%,
                       quarterly   principal   payments   ranging  from
                       $570,000 to $1,350,000  beginning  September 30,
                       1996 through June 30,  2002,  collateralized  by
                       Easy  Gardener's  assets and  guaranteed  by the
                       Company.
                                                                             $20,510,000      $   --

                    $2,250,000  note  payable,  interest due monthly at
                       prime  (8.5%  at  June  30,   1997)  plus  6.0%,
                       quarterly   principal   payments   of   $140,625
                       beginning  September  30, 1998  through June 30,
                       2002,  collateralized  by Easy Gardener's assets
                       and guaranteed by the Company.
                                                                               2,250,000          --

                    $3,800,000  note  payable,   interest  only  due
                       monthly at 12% with the full  principal  paid
                       in November 1997.                                       3,800,000          --
                    ----------------------------------------------------------------------------------
                                                                              26,560,000          --

                    Less current portion                                       8,990,000          --
                    ----------------------------------------------------------------------------------

                                                                             $17,570,000      $   --
                    ==================================================================================

                    At June 30, 1997, the Company's financing arrangements include a $13,000,000 revolving credit facility expiring June 2002, bearing interest at the lower of prime or LIBOR rates plus an additional marginal amount; collateralized by Easy Gardener's assets and guaranteed by the Company. The credit facility's availability increases to $16,000,000 for the months of February through May. As of June 30, 1997, no amounts were outstanding on the credit line. If the revolving credit facility is terminated prior to June 2002, the Company is subject to certain prepayment penalties (Note
                    14).

                                        U.S. Home & Garden Inc. and Subsidiaries



                                      Notes to Consolidated Financial Statements

================================================================================

                    In connection with the mandatorily redeemable preferred securities financing obtained in April 1998, the remaining unpaid balance of the above term notes payable were refinanced and the revolving credit facility was terminated. The Company is currently negotiating with several financial institutions for a new revolving credit facility. See Notes 7 and 14.


7. Mandatorily In April 1998, U.S. Home & Garden Trust I (the "Trust"), a Redemmable newly created Delaware Redeemable Preferred business trust
    Preferred       and a wholly-owned  subsidiary of the Company, issued 78,000
    Securities      common  Securities  securities with a liquidation  amount of
                    $25 per common  security to the Company for  $1,950,000  and completed a public offering of 2,530,000 of 9.40% Cumulative
                    Trust Preferred  Securities with a liquidation amount of $25 per security (the "Trust Preferred Securities" and, together with the common  securities,  the "Trust  Securities").  The
                    Trust  exists  for  the  sole   purpose  of  issuing   Trust
                    Securities and using the proceeds therefrom to acquire the subordinated debentures described below. Concurrent with the issuance of the Trust Securities, the Trust invested the proceeds therefrom in $65.2 million aggregate principal amount of 9.40% Junior Subordinated Deferrable Interest
                    Debentures  (the  "Subordinated  Debentures")  issued by the
                    Company.

                    Distributions on the Trust Securities are payable monthly in arrears by the Trust.

                    The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company.

                    The Company may, under certain circumstances, defer the payment of interest on the Subordinated Debentures for a period not to exceed 60 consecutive months. If interest payments on the Subordinated Debentures are so deferred, distributions on the Trust Securities will also be deferred. During any such deferral period, interest on the Subordinated Debentures and distributions on the Trust Securities will accrue and compound monthly, and subject to certain exceptions, the Company may not declare or pay distributions on its capital stock or debt securities that rank equal or junior to the Subordinated Debentures.

                                        U.S. Home & Garden Inc. and Subsidiaries



                                      Notes to Consolidated Financial Statements

================================================================================

                    The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on April 15, 2028, but may be redeemed at the option of the Company at any time after April 15, 2003 or earlier under certain circumstances. The Company effectively provides a full and unconditional guarantee of the Trusts' obligations under the Trust Securities to the extent that the Trust has funds sufficient to make such payments.

                    Approximately $40 million of the proceeds received by the Company from the sale of the Subordinated Debentures to the Trust, were used by the Company to repay outstanding long-term debt and line of credit advances and prepayment penalties (see Note 6).

8.  Officer
    Receivables     Officer receivables  represents notes which bear interest at
                    7%  and  require  interest  payments  on  an  annual  basis.
                    Principal payments on the notes are due in aggregate annual installments of $75,000 to $200,000, with the aggregate balance of $330,000 due upon maturity in June 2002.

9.  Commitments     Employment Agreements

                    During 1996 and 1997, the Company entered into new employment agreements with three of its officers. The agreements are for one-year periods but are automatically renewed unless specifically terminated by the Company or the employee. If the employment agreements are terminated by the Company, the officers will be entitled to an additional ten and five years of annual compensation. Annual compensation under the employment agreements are $450,000, $195,000 and $125,000. The employment agreements also provide for certain lump sum payments in the event of a change in control equal to approximately $5.6 million. A five year agreement with an officer of Easy Gardener provides for a base aggregate annual salary of approximately $275,000 beginning in 1999. In addition, the agreements provide for incentive and additional compensation under certain circumstances.

                    Operating Leases

                    The  Company   leases  office  and  warehouse   space  under
                    operating leases which expire in various years through 2002. The Company also leases

                                        U.S. Home & Garden Inc. and Subsidiaries



                                      Notes to Consolidated Financial Statements

================================================================================

                    certain office equipment and automobiles under operating leases expiring in 1999 through 2003. The future minimum lease payments under these non-cancelable operating leases are as follows:

                    Year ending June 30,                                  Amount
                    ------------------------------------------------------------

                    1999                                              $1,164,000
                    2000                                               1,011,000
                    2001                                                 594,000
                    2002                                                  27,000
                    2003                                                   6,000
                    ------------------------------------------------------------
                                                                      $2,802,000
                    ============================================================

                    Rent  expense  was  approximately  $336,000,   $680,000  and
                    $532,000 for the years ended June 30, 1996, 1997 and 1998.

                    Pension Plan

                    Easy Gardener has established an employee defined contribution pension plan (the Plan). Employees of the Company, Weatherly, Easy Gardener, Weed Wizard and Golden West are eligible to participate. The Company is required to match the first 3% of employee contributions up to 5% of the employees wage base. The plan also allows discretionary contributions by the Company. The Company's contribution vests over a seven-year period. Pension expense associated with the Plan for the years ended June 30, 1996, 1997 and 1998 was approximately $180,000, $199,000 and $223,000.

                    Royalty Agreements

                    The Company has entered into royalty agreements which provide for payments based upon a percentage of net sales of certain products. These agreements expire in various years from 1999 to 2005. Royalty expense during the years ended June 30, 1996, 1997 and 1998 was $104,000, $304,000 and
                    $353,000.

10.  Stockholders'
     Equity         (a) Convertible Preferred Stock

                    The  Company  is  authorized  to issue  1,000,000  shares of
                    preferred   stock   with  such   designations,   rights  and
                    preferences as may be determined from

                                        U.S. Home & Garden Inc. and Subsidiaries



                                      Notes to Consolidated Financial Statements

================================================================================


                    time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's common stock. No shares of the convertible preferred stock have been issued.

                    (b)  Common Stock

                    In December 1997, the Company sold approximately 4,290,000 shares in a public offering. Net proceeds to the Company, after deducting commissions and expenses of $1,031,000, approximated $15,859,000.

                    In June 1998, the Company's shareholders authorized an increase in common stock from 30 to 75 million shares.

                    In September 1998, the Company adopted a Stockholders' Rights Agreement commonly known as a "poison pill," which provides that in the event an individual or entity becomes a beneficial holder of 12% or more of the shares of the Company's capital stock, other stockholders of the Company shall have the right to purchase shares of the Company's (or in some cases, the acquiror's) common stock at 50% of its then market value.

                    (c)  Treasury Stock

                    During 1998, the Company repurchased 236,000 shares of treasury stock for $1,307,000.

                    (d)  Stock Option Plans

                    The Company adopted the 1991 Stock Option Plan (the "1991 Plan") pursuant to which 700,000 shares of common stock have been reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options. ISOs may be granted under the Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees and officers of the Company.

                    During fiscal 1995, the Board of Directors of the Company adopted, subject to stockholder approval, two additional stock option plans. The 1995 Stock Option Plan (the "1995 Plan") allows the granting of either ISOs or non-qualified options. The maximum aggregate number of shares to be granted under this plan is 1,500,000. The Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") was established to attract, retain and compensate for their services as directors, highly

                                        U.S. Home & Garden Inc. and Subsidiaries



                                      Notes to Consolidated Financial Statements

================================================================================


                    qualified individuals who are not employees of the Company. The maximum aggregate number of shares issued under this plan is 100,000. During 1996, 1997 and 1998, 10,000 options were granted each year. The 1995 Plan is administered by a committee of the Board of Directors and the Non-Employee Director Plan is a formula plan.

                    During May 1997, the Board of Directors approved the 1997 Stock Option Plan. The plan reserves the issuance of 1,500,000 shares of common stock.

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

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

====================================================================================================================================

The Board of Directors also has authorization to issue stock options  ("Non-Plan
Options") to employees or consultants for services performed.

The following is a summary of activity relating to stock options.



                                Weighted                                                                         Weighted
                                 Average                                                                          Average
                                  Option                                                                        Remaining
                                   Price                                                   Available          Contractual
                               Per Share         Outstanding           Exercisable         for Grant                 Life
------------------------------------------------------------------------------------------------------------------------------------
1991 Plan

June 30, 1995                     $ 1.69(1)           688,000              588,000            12,000              5 years

Became exercisable                    --                   --              100,000                --                   --
------------------------------------------------------------------------------------------------------------------------------------
June 30, 1996                     $ 1.69(1)           688,000              688,000            12,000              4 years

Expired in 1997                   $ 1.69              (26,000)             (26,000)           26,000                   --
------------------------------------------------------------------------------------------------------------------------------------
June 30, 1997                     $ 1.69(1)           662,000              662,000            38,000              3 years

Cashless exercise of
options(5)                        $ 1.69             (140,000)            (140,000)               --                   --
------------------------------------------------------------------------------------------------------------------------------------
June 30, 1998                     $ 1.69(1)           522,000              522,000            38,000              2 years
------------------------------------------------------------------------------------------------------------------------------------
1995 Plan

June 30, 1995                     $ 2.28              400,000                   --         1,100,000              5 years

Granted during 1996               $ 2.25              310,000(3)            10,000          (310,000)                  --

Became exercisable                    --                   --              400,000                --                   --
------------------------------------------------------------------------------------------------------------------------------------
June 30, 1996                     $ 2.26              710,000              410,000           790,000            4.5 years

Granted during 1997               $ 2.06(4)           675,000              675,000          (675,000)                --

Became exercisable                $ 2.28                 --                 75,000              --                   --
------------------------------------------------------------------------------------------------------------------------------------
June 30, 1997                     $ 2.10(4)         1,385,000            1,160,000           115,000              4 years

Granted during 1998               $ 3.25               98,000               98,000           (98,000)                --


Cashless exercise of
options(5)                        $ 2.06              (24,000)             (24,000)             --                   --
------------------------------------------------------------------------------------------------------------------------------------
June 30, 1998                     $ 2.18            1,459,000            1,234,000            17,000            3.5 years
------------------------------------------------------------------------------------------------------------------------------------
1997 Plan

June 30, 1997                     $  --                    --                   --                --              --

Granted during 1998               $3.32               565,000              485,000           935,000              --
------------------------------------------------------------------------------------------------------------------------------------
June 30, 1998                     $3.32               565,000              485,000           935,000              4 years
------------------------------------------------------------------------------------------------------------------------------------
Non-Plan Options

June 30, 1995                     $1.85               745,000(2)           645,000                --              4 years

Granted during 1996               $2.25               315,000(3)                --                --              --
------------------------------------------------------------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

====================================================================================================================================


                               Weighted                                                                     Weighted
                                Average                                                                      Average
                                 Option                                                                    Remaining
                                  Price                                                    Available     Contractual
                              Per Share           Outstanding          Exercisable         for Grant            Life
------------------------------------------------------------------------------------------------------------------------------------

June 30, 1996                     $1.83(1)          1,060,000              645,000                --             3.5 years

Became exercisable                $2.25                    --              125,000                --              --

Granted during 1997               $1.91             1,225,000            1,225,000                --              --
------------------------------------------------------------------------------------------------------------------------------------
June 30, 1997                     $1.84(4)          2,285,000            1,995,000                --               4 years

Cashless exercise of              $2.25               (44,000)             (44,000)               --              --
options(5)

Granted during 1998               $5.02               190,000              190,000                --              --
------------------------------------------------------------------------------------------------------------------------------------
June 30, 1998                     $2.08             2,431,000            2,141,000                --             3.5 years
------------------------------------------------------------------------------------------------------------------------------------


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

(5)  Options were exercised and immediately sold in one transaction.

     In addition to certain stock options and warrants granted to employees, the Company also issued a total of 925,000 options and warrants to various consultants and a financial institution relating to various consulting services, the acquisitions of Weatherly and PlastiChain, and the bank agreement entered into during August 1996. The fair value of such options and warrants was estimated at approximately $1,079,000. The fair value of such options and warrants has been expensed except for the fair value related to acquisitions and the bank financing for which

                 [STAMP]                U.S. Home & Garden Inc. and Subsidiaries



                                      Notes to Consolidated Financial Statements

================================================================================


                    these amounts are being amortized over the life of the bank financing agreement (Note 14) and the excess of cost of net assets acquired.

                    (e)  Unit Purchase Options

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

                                        U.S. Home & Garden Inc. and Subsidiaries



                                      Notes to Consolidated Financial Statements

================================================================================


                    In December 1997 and May 1998, the Company repurchased and retired approximately 21 UPOs underlying approximately
                    1,851,000   shares   of  common   stock  for   approximately
                    $3,922,000.

                    The total shares of common stock issuable upon exercise of the remaining UPOs, including the underlying warrants, would be approximately 3,000,000 and 1,100,000 shares at June 30, 1997 and 1998.

                    (f)  Warrants

                    In connection with certain business transactions and stock offerings, the Company has granted various warrants to purchase common stock.

                    The following schedule will summarize the activity.


                           Weighted                                    Weighted
                            Average                                     Average
                            Warrant                                   Remaining
                          Price Per                                 Contractual
                              Share    Outstanding(1)   Exercisale         Life
--------------------------------------------------------------------------------

June 30, 1995                 $2.12      6,233,000       6,233,000    4.5 years

Increase for antidilution     $2.28        153,000         153,000            -

Warrants exercised            $2.24      (770,000)        (770,000)           -
--------------------------------------------------------------------------------

June 30, 1996                 $2.14      5,616,000       5,616,000    3.5 years

Warrants issued               $2.45        525,000         525,000            -

Warrants exercised            $2.15     (2,380,000)     (2,380,000)           -

Expired                       $6.00        (52,000)        (52,000)           -
--------------------------------------------------------------------------------

June 30, 1997                 $2.18      3,709,000       3,709,000      3 years

Warrants issued               $4.75        250,000         250,000            -

Warrants exercised            $2.28     (1,408,000)     (1,408,000)           -

Expired                       $2.25        (50,000)        (50,000)           -
--------------------------------------------------------------------------------

June 30, 1998               $2.39        2,501,000       2,501,000      2 years
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

                    (g)  Common Stock Reserved

                    At June 30, 1998, approximately 9,750,000 shares of common stock have been reserved for issuance upon the exercise of warrants, options and UPOs.

                    (h)  Stock Based Compensation

                    The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plan. Under APB Opinion No. 25, because the exercise price of the Company stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                    FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net loss as if compensation costs for the Company's stock options and warrants had been determined in accordance with the fair value based method prescribed in FASB Statement No. 123. The Company estimates the fair value of each stock option and warrant at the grant date by using a modified Black-Scholes pricing model with the following weighted-average assumptions used for grants in 1997 and 1998, respectively: no dividend yield for any year; expected volatility of approximately 30% in both years; risk-free interest rates of 6.6% in both years and expected lives of approximately three to five years. Pro forma compensation expense associated with options granted to employees totalled $132,000, $1,566,000 and $1,013,000 in 1996, 1997 and 1998, respectively.

                    Under the accounting provisions of FASB Statement No. 123, the Company net income and net income per common share would have been decreased to the pro forma amounts indicated below:

                                        U.S. Home & Garden Inc. and Subsidiaries



                                      Notes to Consolidated Financial Statements

================================================================================

Years ended June 30,                    1996             1997             1998
--------------------------------------------------------------------------------

Net income
   As reported                    $2,524,000        $3,183,000      $5,526,000
   Pro forma                       2,392,000         1,617,000       4,513,000
   Dilutive per share                   0.19              0.20            0.24
   Dilutive per share pro forma         0.18              0.10            0.20
--------------------------------------------------------------------------------

                    The above pro forma information includes only the effects of 1997 and 1998 grants. Because options potentially vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net earnings in future years.

11.  Income Taxes   Deferred  income  taxes  reflect  the  net  tax  effects  of temporary differences between the carrying amounts of assets and  liabilities  for financial  reporting  purposes and the amounts used for income tax purposes.  A valuation allowance
                    is   established   for  deferred   income  tax  assets  when
                    realization is not deemed more likely than not. Deferred tax assets (liabilities) consist principally of the following:

 June 30,                                     1997             1998
 -------------------------------------------------------------------------------
 Deferred Tax Assets

 Alternative minimum and state taxes      $       -         $ 325,000
 Accounts receivable allowance and other     58,000           193,000
 Net operating loss carryforwards           555,000           192,000
 -------------------------------------------------------------------------------
 Total deferred tax asset                   613,000           710,000
 Less valuation allowance                  (165,000)         (188,000)
 -------------------------------------------------------------------------------
 Net deferred tax asset                   $ 448,000         $ 522,000
 ===============================================================================

 -------------------------------------------------------------------------------

 Deferred Tax Liability

 Depreciation and amortization in
  excess of book amount                    $(547,000)        $(812,000)
 ===============================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries



                                      Notes to Consolidated Financial Statements

================================================================================


          At June 30, 1998, the Company had utilized all of its Federal net operating loss (NOL) carryforwards. California allows an NOL carryforward of 50% of a company's California taxable loss. The carryforward for California purposes, after the 50% reduction, was approximately $1,449,000 at June 30, 1998 and expires through 2001. Use of the Company's NOLs could be limited in the future as a result of issuance or exercise of stock options and warrants or sale or issuance of stock. The Company files its tax returns on a calendar year basis. Because of the seasonal nature of the Company's operations, the different reporting periods for book and tax purposes may affect the amount of taxes that will ultimately be payable or deferred.

          At June 30, 1997 and 1998, the Company established a $165,000 and $188,000 valuation allowance for the benefits pertaining to California NOLs which are not estimated to be realizable prior to their expiration. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

          The income tax (provision) benefit consists of:

          June 30,                 1996              1997              1998
          ----------------------------------------------------------------------

          Current
             Federal          $        --       $  (126,000)      $(2,104,000)
             State               (290,000)         (280,000)         (570,000)
          ----------------------------------------------------------------------

                                 (290,000)         (406,000)       (2,674,000)
          ----------------------------------------------------------------------

          Deferred
             Federal            1,013,000        (2,286,000)         (126,000)
             State                 (8,000)          (56,000)          (65,000)
          ----------------------------------------------------------------------

                                1,005,000        (2,342,000)         (191,000)
          ----------------------------------------------------------------------

                              $   715,000       $(2,748,000)      $(2,865,000)
          ======================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries



                                      Notes to Consolidated Financial Statements

================================================================================

                    The 1997 income tax expense consists of $3,200,000 expense from continuing operations reduced by a $452,000 benefit associated with the extraordinary expense. The 1988 income tax expense consists of $3,600,000 expense from continuing operations reduced by a $735,000 benefit associated with the extraordinary expense.

                    The following is a reconciliation between the Statutory Federal income tax rate and the Company's effective tax rate for continuing operations:



 June 30,                                           1996       1997       1998
--------------------------------------------------------------------------------

 Income tax (provision) computed at Federal
    Statutory rate                                 (34.0)%    (34.0)%    (34.0)%
 State taxes, net of Federal tax benefits          (16.5)      (4.6)      (6.0)
 Nondeductible amortization and other               (4.1)      (4.5)      (1.1)
 Deductible UPOs and stock options                     -          -        7.3
 Changes in valuation allowance on deferred tax
    asset                                           94.1       (0.2)      (0.2)
--------------------------------------------------------------------------------

 (Provision) benefit for income taxes               39.5%     (43.3)%    (34.0)%
================================================================================

12.  Trade Credits  In April 1996,  the Company  entered  into an  agreement  to exchange unsold assets held for sale for credit against the future purchase of products and services. This transaction has been reported at the estimated fair market value of the assets exchanged by the Company. No gain or loss was recognized on such transaction as the Company had previously written down its assets held for sale to their estimated fair market value. The agreement requires the Company to pay a portion of the purchase price of the product or services received. Depending on the nature of the products or services purchased, the Company will receive a credit against the future price ranging from 10% to 45% of the cash purchase price. The Company will also receive a percentage of the cash proceeds from the ultimate sale of the assets. The agreement provides that the Company will receive maximum total credits and cash totaling $1.6 million. The agreement, which was originally scheduled to expire in April 1999, was extended during 1998 to April 2002 and requires the Company to use all credits by this date. The Company expects to use the credits primarily by purchasing operating assets and advertising time. The Company expects to use all available credits by the expiration date and will continually evaluate this asset based upon credits utilized and future operating goals.

                                        U.S. Home & Garden Inc. and Subsidiaries



                                      Notes to Consolidated Financial Statements

================================================================================


13. Supplemental    June 30,                                      1996           1997              1998
    Cash Flow       ---------------------------------------------------------------------------------------
    Information     Cash paid during the period for:
                        Interest, including deferred
                          financing costs and
                          extraordinary expense                $1,296,000       $5,816,000       $7,774,000
                        Taxes                                  $   96,000       $  131,000       $2,038,000
                    =======================================================================================


                    Supplemental schedule of non-cash investing and financing activities:

                    During 1996, the Company exchanged assets held for sale with a book value of approximately $1.4 million for future trade credits.

                    During  1997,  the Company  issued  warrants and options for
                    various   consulting   services   which   were   valued   at
                    approximately $1,079,000.

                    During 1998, $350,000 of debt was converted into 154,000 shares of the Company's common stock.

                    In connection with the business acquisitions in 1997 and 1998, the following transactions occurred.

                                                         1997          1998
                                                         ----          ----

                    Fair value of assets acquired     $32,935,000   $28,487,000
                    Liabilities assumed                (1,254,000)     (354,000)
                    Promissory Notes                   (3,323,000)          --
                                                      -----------   -----------
                    Cash paid for assets acquired     $28,358,000   $28,133,000
                                                      ===========   ===========

14. Extraordinary   As a  result  of the  refinancing  of  all of the  Company's
    Expense         outstanding  debt in August Expense 1996, the entire balance
                    of  deferred   finance  costs  at  June  30,  1996,  net  of
                    accumulated amortization, plus certain prepayment penalties totaling approximately $455,000, was written off as an extraordinary expense during the year ended June 30, 1997.

                                        U.S. Home & Garden Inc. and Subsidiaries



                                      Notes to Consolidated Financial Statements

================================================================================



                    As a result of the refinancing of all of the Company's outstanding debt in April 1998 (see Note 6), the entire balance of deferred financing costs at April 1, 1998, net of accumulated amortization, plus certain prepayment penalties totaling approximately $743,000 was written off as an extraordinary expense during the year ended June 30, 1998.

15. Earnings
    Per Share       The following is a  reconciliation  of the weighted  average number of shares used to compute basic and dilutive earnings per share before extraordinary expense:

                    June 30,                                       1996           1997            1998
                    ----------------------------------------------------------------------------------------

                    Basic earnings per common share             10,206,000     13,695,000      17,776,000
                    Options and warrants                         3,155,000      2,373,000       5,032,000
                    ----------------------------------------------------------------------------------------

                    Dilutive earnings per common share          13,361,000     16,068,000      22,808,000
                    ========================================================================================


16. Subsequent      Subsequent to June 30, 1998,  the Company signed a letter of
    Events          intent to purchase a  manufacturer  and  distributor of lawn and garden products for approximately $25,000,000 plus additional contingent payments based upon future operating cash flows.

                    Subsequent  to  June  30,  1998,  the  Company   repurchased
                    approximately   793,000  shares  of  its  common  stock  for
                    approximately $3,860,000.

                    During July and August 1998, 710,000 warrants were exercised generating $1,555,000 in cash proceeds to the Company.

                    Subsequent to June 30, 1998, the Company received a commitment letter from a bank to provide $25 million of acquisition financing and a $20 million revolving line of credit for working capital. The Company and the bank are negotiating final terms of the agreement.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                    Schedule II-Valuation and Qualifying Accounts

=====================================================================================================================


                                            Beginning    Charged to Costs            Writeoffs              Ending
                                              Balance        and Expenses          of Accounts             Balance
---------------------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts
-- Year ended June 30, 1996                $    5,000            $167,000          $   (17,000)           $155,000
-- Year ended June 30, 1997                   155,000             323,000             (164,000)            314,000
-- Year ended June 30, 1998                $  314,000            $179,000          $   (94,000)           $399,000
---------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  U.S. Home & Garden Inc.
                                                  ------------------------------
                                                       (Registrant)


                                                  By:  /s/ Robert Kassel
                                                  ------------------------------
                                                       Robert Kassel, President

Dated:  September 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                     Title                          Date
    ---------                     -----                          ----



/s/ Robert Kassel             Chairman of the Board          September 25, 1998
---------------------         of Directors, President
Robert Kassel                 and Treasurer (Chief
                              Executive and Financial
                              Officer)



/s/ Maureen Kassel            Vice-President,                September 25, 1998
---------------------         Secretary and
Maureen Kassel                Director


/s/ Richard Raleigh           Chief Operating                September 25, 1998
---------------------         Officer and Director
Richard Raleigh


/s/ Lynda Gustafson           Vice President -               September 25, 1998
---------------------         Finance (Principal
Lynda Gustafson               Accounting Officer)


/s/ Jon Schulberg             Director                       September 25, 1998
---------------------
Jon Schulberg


/s/ Fred Heiden               Director                       September 25, 1998
---------------------
  Fred Heiden