Form 10-Q
period 1998-09-30
US HOME & GARDEN INC
filed 1998-11-17
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

As of November 10, 1998 there were 19,711,427 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part 1. - Financial Information

Item 1. - Consolidated Financial Statements

Consolidated balance sheet as of June 30, 1998
and September 30, 1998 (Unaudited)                                           1-2

Consolidated statements of income for the three  months
ended  September  30, 1997 and 1998  (Unaudited)                               3

Consolidated statements of cash flows for the three months
ended  September 30, 1997 and 1998 (Unaudited)                               4-5

Notes to consolidated financial statements                                   6-7

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                              8-13

Part II.- Other Information

Item 2. - Changes in Securities                                               14

Item 6. - Exhibits and Reports on Form 8-K                                    14

Signatures                                                                    15

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

============================================================================================================

                                                                                     June        September
                                                                                     1998           1998
------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
                                                                                                -----------
Assets

Current
   Cash and cash equivalents                                                     $ 27,130,000   $ 26,277,000
   Accounts receivable, less allowance for doubtful accounts and
     sales returns of $399,000 and $399,000                                        17,350,000      6,937,000
   Inventories                                                                     11,763,000     13,193,000
   Prepaid expenses and other current assets                                        1,130,000      1,132,000
   Deferred tax asset                                                                 522,000        522,000
------------------------------------------------------------------------------------------------------------
Total Current Assets                                                               57,895,000     48,061,000

Furniture, Fixtures and Equipment, net                                              3,590,000      3,791,000

Intangible Assets
   Excess of cost over net assets acquired, net                                    58,864,000     58,494,000
   Deferred financing costs, net of accumulated amortization of
     $21,000 and $46,000                                                            3,186,000      3,168,000
   Product rights, patents and trademarks, net of accumulated
     amortization of $93,000 and $98,000                                              165,000        160,000
   Non-compete agreement, net of accumulated amortization of
     $48,000 and $55,000                                                              462,000        455,000
   Package design, net of accumulated amortization of $247,000\
     and $303,000
                                                                                      718,000        890,000

Trade Credits                                                                         944,000        944,000

Officer Receivables                                                                   850,000        832,000

Other Assets                                                                          139,000        142,000
------------------------------------------------------------------------------------------------------------
                                                                                 $126,813,000   $116,937,000
============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

============================================================================================================

                                                                                June 1998     September 1998
------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
                                                                                               -----------
Liabilities and Stockholders' Equity

Current
     Line of credit                                                              $       --     $       --
     Accounts payable                                                               4,501,000      2,615,000
     Accrued expenses                                                               3,922,000      1,580,000
     Accrued co-op advertising                                                        645,000        637,000
     Accrued commissions                                                            1,106,000        361,000
     Accrued purchase consideration                                                   978,000           --
------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                          11,152,000      5,193,000

Deferred Tax Liability                                                                812,000        875,000

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
   Trust Holding Solely Junior Subordinated Debentures
                                                                                   63,250,000     63,250,000
------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                  75,214,000     69,318,000
------------------------------------------------------------------------------------------------------------
Commitments, Contingency and Subsequent Events                                           --             --

Stockholders' Equity
     Convertible preferred stock, $.001 par value-shares authorized,
       1,000,000; no shares outstanding                                                  --             --
     Common stock, $.001 par value-shares authorized, 75,000,000; 20,133,000 and 20,843,000 shares issued at June 30, 1998 and September 30, 1998
                                                                                       20,000         21,000
     Additional paid-in capital                                                    50,153,000     50,178,000
     Retained earnings                                                              2,733,000      1,431,000
------------------------------------------------------------------------------------------------------------
                                                                                   52,906,000     51,630,000
Less: Treasury Stock, 236,000 and 824,000 shares at cost                           (1,307,000)    (4,011,000)
------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                         51,599,000     47,619,000
------------------------------------------------------------------------------------------------------------
                                                                                 $126,813,000   $116,937,000
============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                               Consolidated Statements of Income


============================================================================================================

Three months ended September 30,                                                    1997            1998
------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
                                                                                ----------------------------
Net Sales                                                                        $  7,025,000   $ 10,768,000

Cost of Sales                                                                       3,522,000      5,312,000
------------------------------------------------------------------------------------------------------------
Gross Profit                                                                        3,503,000      5,456,000
------------------------------------------------------------------------------------------------------------
Operating Expenses
   Selling and shipping                                                             2,304,000      3,221,000
   General and administrative                                                       1,659,000      3,218,000
------------------------------------------------------------------------------------------------------------
                                                                                    3,963,000      6,439,000
------------------------------------------------------------------------------------------------------------
Loss from Operations                                                                 (460,000)      (983,000)

Other Income (Expense)
   Investment income                                                                   47,000        381,000
   Interest expense                                                                  (853,000)    (1,541,000)
------------------------------------------------------------------------------------------------------------
Loss before Income Taxes                                                           (1,266,000)    (2,143,000)

Income Tax Benefit                                                                    550,000        920,000
------------------------------------------------------------------------------------------------------------
Net Loss                                                                         $   (716,000)  $ (1,223,000)
------------------------------------------------------------------------------------------------------------
Basic and Diluted Loss per Common Share                                          $       (.05)  $       (.06)
------------------------------------------------------------------------------------------------------------
Weighted Average Common and Common Equivalent Shares Outstanding
                                                                                   14,702,000     20,143,000
------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

============================================================================================================
Increase (Decrease) in Cash and Cash Equivalents

Three months ended September 30,                                                      1997           1998
------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
                                                                                ----------------------------
Cash Flows from Operating Activities
     Net loss                                                                    $   (716,000)  $ (1,223,000)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and other amortization                                          588,000        838,000
         Amortization of deferred financing costs                                     132,000         25,000
         Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
              Accounts receivable                                                   6,558,000     10,413,000
              Inventories                                                          (1,070,000)    (1,429,000)
              Prepaid expenses and other current assets                               (96,000)        (2,000)
              Accounts payable and accrued expenses                                (2,138,000)    (4,981,000)
              Other assets                                                             35,000         (3,000)
              Deferred taxes                                                         (229,000)        63,000
------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                           3,064,000      3,701,000
------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Payment for purchase of business, net of cash acquired                            (539,000)    (1,167,000)
   Decrease (increase) in officer receivables                                         (98,000)        18,000
   Purchase of furniture, fixtures and equipment                                     (103,000)      (413,000)
   Purchase of package design                                                        (108,000)      (228,000)
------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                (848,000)    (1,790,000)
------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Proceeds from issuances of stock                                                 2,453,000         25,000
   Repurchase of common stock for treasury                                               --       (2,703,000)
   Repurchase of unit purchase options                                                   --          (79,000)
   Payments of notes payable                                                       (1,920,000)          --
   Acquisition finance cost                                                              --           (7,000)
------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                   533,000     (2,764,000)
------------------------------------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

============================================================================================================

Three months ended September 30,                                                    1997            1998
------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
                                                                                ----------------------------
Net increase (decrease) in cash and cash equivalents                             $  2,749,000   $   (853,000)

Cash and Cash Equivalents, beginning of period                                      2,083,000     27,130,000
------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period                                         $  4,832,000   $ 26,277,000
------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
   Cash paid for interest, including deferred financing costs and extraordinary
     expense                                                                     $    711,000   $  1,491,000
   Cash paid for taxes                                                           $     29,000   $       --
============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

1. The accompanying consolidated financial statements at September 30, 1998, and for the three months ended September 30, 1997 and 1998 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented.

2. Refer to the audited consolidated financial statements for the year ended June 30, 1998, for details of accounting policies and accounts.

3. On February 28, 1998, Weed Wizard Acquisition Corporation, a wholly-owned subsidiary of the Company, acquired all the assets and assumed certain liabilities of Weed Wizard Inc., a lawn and garden company, for approximately $16.3 million.

     The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated statement of the operations since the acquisition date. The value of intangibles purchased and the excess of the purchase price over the fair value of assets acquired totaled approximately $11.5 million and will be amortized on a straight line basis over the estimated useful life of thirty years.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Weed Wizard, Inc., as if the acquisition had occurred at the beginning of fiscal 1997, after giving effect to certain adjustments, including the amortization of excess costs over assets acquired, increased interest expense and the elimination of certain expenses incurred by Weed Wizard, Inc. related to the acquisition. This pro forma summary does not necessarily reflect the results of operations, as they would have been if the Company and Weed Wizard, Inc. had constituted a single entity during such period and is not necessarily indicative of results, which may be obtained in the future.

     Three months ended September 30,                                     1997
     ---------------------------------------------------------------------------
                                                                          (000)

     Net sales                                                            7836
     Net loss                                                            (1302)
     Diluted net loss per common share                                    (.09)
     ===========================================================================

     On October 15, 1998, the Company completed the acquisition of Ampro Industries, Inc., a lawn and garden company for approximately $22 million with additional purchase price payments over the next two years based upon Ampro Industries, Inc. achieving certain earnings before interest, taxes, depreciation and amortization. An additional $1 million was paid for a non-compete agreement.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

     Subsequent to September 30, 1998, the Company repurchased 370,000 shares of its common stock for approximately $1.5 million.

     Subsequent to September 30, 1998, the Company completed a financing agreement with Bank of America. The agreement provides for a $25 million revolving acquisition line of credit (the "Acquisition Facility") to finance acquisitions and a $20 million working capital revolving line of credit (the "Working Capital Facility"). Borrowings under such credit facilities bear interest at variable annual rates chosen by the Company based on either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable marginal rate, or (ii) the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, in each case, plus an applicable marginal rate. The Acquisition Facility terminates at October 15, 2001 and the outstanding balance is payable in quarterly payments starting with December 31, 2001 and ending with September 30, 2004. The Working Capital Facility terminates with the balance due on October 15, 2001. The Company is required to maintain a zero balance, under the Working Capital Facility, for at least 30 consecutive days during the period from July 1 to December 1 of each year. However, if the Company elects to terminate the financing agreement prior to the expiration date, the outstanding balance must be prepaid together with a premium of 1% to 0.5% of the total facility.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"Safe Harbor  Statement under the Private  Securities  Litigation  Reform Act of
1995:

     Certain information included in this Item 2. and elsewhere in the Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, the Company's growth strategy, the effect of recent acquisitions, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, the general condition of the economy and other risks detailed in the Company's Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date the statement was made."

General

     U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly-owned subsidiaries Easy Gardener, Inc., ("Easy Gardener"), and Golden West Agri-Products, Inc., ("Golden West"), and through Easy Gardener's wholly-owned subsidiaries, Weatherly Consumer Products Group, Inc., ("Weatherly") and Weed Wizard Acquisition, Corp. ("Weed Wizard"). Between 1992 and September 30, 1998, the Company consummated eight acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of over $80 million in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $58.5 million at September 30, 1998. The Company is currently amortizing such goodwill using the straight-line method over various time periods ranging from 20 to 30 years.

Results of Operations

     The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                           Percentage of Net Sales
                                           -----------------------
                                             Three Months Ended
                                            ------------------
                                               September 30,
                                               -------------
                                              1997       1998

Net sales                                    100.0%      100.0%
Cost of sales                                 50.1        49.3
                                             -----       -----
Gross profit                                  49.9        50.7
Selling and shipping expenses                 32.8        29.9
General and administrative expenses           23.6        29.9
                                             -----       -----
Income from operations                        (6.5)       (9.1)
Interest expense, net                        (11.5)      (10.8)
Income tax benefit                             7.8         8.5
                                           ======================
Net Income                                   (10.2)%     (11.4)%
                                           ======================


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Net sales. Net sales increased by $3.7 million, or 53.3%, to $10.8 million during the three months ended September 30, 1998 from $7.0 million during the comparable period in 1997. The increase in net sales was primarily a result of the internal growth of the Company's pre-existing product lines combined with the Company's acquisition of substantially all of the assets used in the businesses of Weed Wizard, Inc. in February 1998 and Landmaster Products, Inc. in March 1998 and the acquisition in May 1998 of the Tensar(R) consumer products line from the Tensar Corporation.

     Gross profit. Gross profit increased by $2.0 million, or 55.8%, to $5.5 million for the three months ended September 30, 1998 from $3.5 million during the comparable period in 1997. This increase was due primarily to the increase in net sales. Gross profit as a percentage of net sales increased to 50.7% during the three months ended September 30, 1998 from 49.9 % during the comparable period in 1997. The increase in gross profit as a percentage of net sales was primarily attributable to an increase in sales of higher-margin products.

     Selling and shipping expenses. Selling and shipping expenses increased $917,000, or 39.8%, to $3.2 million during the three months ended September 30, 1998 from $2.3 million during the comparable period in 1997. This increase was primarily the result of an increase in the amount of products shipped, which was a consequence of the internal growth of the Company's pre-existing product lines combined with the acquisition of the Tensar(R) consumer products line and substantially all of the assets used in the businesses of Weed Wizard, Inc. and Landmaster Products, Inc. Selling and shipping expenses as a percentage of net sales decreased to 29.9% during the three months ended September 30, 1998 from 32.8% during the comparable period in 1997. This decrease was primarily as a result of economies of scale gained from the sale of new products to existing customers.

     General and administrative expenses. General and administrative expenses increased $1.6 million or 94%, to $3.2 million during the three months ended September 30, 1998 from $1.7 million during the comparable period in 1997. This increase was primarily due to increased amortization of goodwill and depreciation as a result of the asset acquisitions of Weed Wizard, Inc. and Landmaster Products, Inc. and the acquisition of the Tensar(R) consumer product line. Furthermore, the increase is due to the addition of certain administrative personnel related to the Company's internal growth and recent acquisitions. As a percentage of net sales, general and administrative expenses increased to 29.9% during the three months ended September 30, 1998 from 23.6% during the comparable period in 1997.

     Loss from operations. Loss from operations increased by $523,000, or 113.7%, to $983,000 during the three months ended September 30, 1998 from $460,000 during the comparable period in 1997. The loss from operations in actual dollars was primarily due to the seasonal nature of the Company's business. The increase in the loss for the 1998 period was primarily attributable to the increased general and administrative costs resulting from increased amortization of goodwill. As a percentage of net sales, loss from operations increased to 9.1% for the three months ended September 30, 1998 from 6.5% during the comparable period in 1997.

     Interest expense. Interest expense increased by $688,000, or 80.7%, to $1.5 million during the three months ended September 30, 1998, from $853,000 during the comparable period in 1997. The increase in interest expense is primarily related to the interest associated with the increase in Company debt in April 1998, associated with the issuance by U.S. Home & Garden Trust I, a subsidiary of the Company, of certain trust preferred securities.

     Income taxes. Income tax benefit increased to $920,000 during the three months ended September 30, 1998 from $550,000 during the comparable period in 1997, primarily due to the increase in net loss before taxes. The income tax benefit or expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

     Net loss. Net loss increased by $507,000, or 70.8%, to $1.2 million during the three months ended September 30, 1998 from $716,000 during the comparable period in 1997. Diluted net loss per common share increased $.01 to $.06 per share for the three months ended September 30, 1998 from $.05 per share during the comparable period in 1997. The increase in diluted loss per share is primarily attributable to the increase in net loss, partially offset by more weighted average common and common equivalent shares outstanding in the three months ended September 30, 1998 compared to the comparable period in the prior year due to the Company selling 4.3 million shares of common stock in a December 1997 public offering.

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

     Sales of the Company's agriculture products, which were not material during the three months ended September 30, 1998, are also seasonal. Most shipments occur during the agriculture cultivation period from March through October.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through cash generated by operations, net proceeds from the Company's private and public sales of securities and borrowings from lending institutions.

     At September 30, 1998, the Company had consolidated cash and short-term investments totaling $26.3 million and working capital of $42.9 million. At June 30, 1998, the Company had consolidated cash and short-term investments totaling $27.1 million and working capital of $46.7 million. This decrease in working capital is in line with the seasonal nature of the Company's business. In addition, $2.7 million was used for the repurchase of common stock for treasury during the three months ended September 30, 1998.

     Net cash provided by operating activities during the three months ended September 30, 1998 was $3.7 million consisting primarily of a decrease in accounts receivable and depreciation and amortization, offset in part by an increase in inventory, a decrease in accounts payable and the net loss for the three months.

     Net cash used in investing activities during the three months ended September 30, 1998 was $1.8 million consisting primarily of cash used for the final payment to the selling shareholders of Easy Gardener and cash used for the purchase of furniture, fixtures and equipment and package design.

     Net cash used in financing activities during the three months ended September 30, 1998 was $2.8 million consisting primarily of the repurchase of approximately 588,000 shares of common stock for treasury.

     On October 15, 1998, the Company completed the acquisition of Ampro Industries, Inc., a lawn and garden company for approximately $22 million with additional purchase price payments by the Company over the next two years based upon Ampro Industries, Inc. achieving certain earnings before interest, taxes, depreciation and amortization. An additional $1 million was paid for a non-compete agreement.

     Subsequent to September 30, 1998, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America National Trust & Savings Association (the "Bank"). The credit agreement provides for a revolving credit facility of up to $25 million to finance the cost of acquisitions by the Company (the "Acquisition Facility") and a revolving credit facility of up to $20 million to finance the Company's working capital requirements (the "Working Capital Facility"). Both of such credit facilities expire on October 15, 2001, at which time borrowings under the Acquisition Facility are payable on a term loan basis in quarterly installments commencing December 31, 2001, with the final installment maturing on September 30, 2004 and, unless refinanced, borrowings under the Working Capital Facility mature on such expiration date. In addition, borrowings under the Acquisition Facility are subject to mandatory prepayment from the net proceeds of certain dispositions of assets, and certain losses or condemnation of property, from excess cash (as defined in the Credit Agreement) generated by the Company and its subsidiaries and 50% of the net proceeds of new issuances of the Company's capital stock after such expiration date. Mandatory prepayments by the Company prior to such expiration have the effect of reducing the Acquisition Facility by the prepayment amount. In addition, during a period of 30 consecutive days during the period July 1 to December 1 in each year, no borrowings can be outstanding under the Working Capital Facility. The Company has the right under the Credit Agreement to terminate or permanently reduce the Bank's commitments under such credit facilities in the minimum amount of $1.0 million and multiples thereof subject to the payment to the Bank of "reduction fees" of 1% of the amount terminated or reduced on or prior to December 31, 1999 and 0.5% of the amounts terminated or reduced thereafter. Borrowing under such credit facilities bear interest at variable annual rates selected by the Company based on LIBOR ("London Interbank Offered Rate") or the higher of 0.5% above the then current Federal Funds Rate or the Bank's prime rate plus, in each case, an applicable marginal rate of interest.

     The Company's obligations under the Credit Agreement are guaranteed by its subsidiaries and are secured by a security interest in favor of the Bank in substantially all of the assets of the Company and its subsidiaries. Upon the occurrence of an event of default specified in the Credit Agreement, the maturity of loans outstanding under the Credit Agreement may be accelerated by the Bank, which may also foreclose its security interest on the assets of the Company and its subsidiaries.

     Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on merger, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement.

     The Company believes that its operations will generate sufficient cash flow to service the debt incurred. However, if such cash flow is not sufficient to service such debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all.

     As of September 30, 1998, the Company has a net deferred tax liability of $875,000 primarily relating to depreciation and amortization in excess of the book amount. The deferred tax asset of $522,000 relates to the allowance for accounts receivable, vacation accrual and certain other balance sheet reserves.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Transactions". SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the object of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

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

         Part II - OTHER INFORMATION

Item 2.  Changes in Securities

          In September 1998, the Company issued five year options to purchase 150,000 shares of common stock at $4.625 per share to Easy Gardener's Director of New Business Development pursuant to the Company's 1997 stock option plan. The options were issued by the Company in a private transaction pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               10.1 Credit  Agreement dated October 13, 1998 between the Company and Bank of America National Trust and Savings Association.

               27.1 Financial Data Schedule for the Quarter ended  September 30,
                    1998*

               27.2 Restated  Financial  Data Schedule for the fiscal year ended
                    June 30, 1997.*

               27.3 Restated  Financial  Data Schedule for the fiscal year ended
                    June 30, 1996*

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

               ----------
               *    (For SEC use only)

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated November 12, 1998

                                    U.S. Home & Garden Inc.
                                          (Registrant)

                                    /s/  Robert Kassel
                                    --------------------------------------
                                    President, Chief Executive Officer and
                                    Treasurer


                                    /s/ Lynda Gustafson
                                    --------------------------------------
                                    Vice President of Finance (Principal
                                    Accounting Officer)