Form 10-Q
period 1998-12-31
US HOME & GARDEN INC
filed 1999-02-16
CIK 879911

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                          Yes __X__      No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 8, 1999 there were 19,349,787 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part 1.  -    Financial Information

Item 1.  -    Consolidated Financial Statements

              Consolidated  balance  sheet as of June 30, 1998
              and December 31, 1998 (Unaudited)                              1-2

              Consolidated statements of income for the three
              months and six months ended December 31, 1997
              and 1998 (Unaudited)                                             3

              Consolidated statements of cash flows for the
              three months and six months ended December 31,
              1997 and 1998 (Unaudited)                                      4-5

              Notes to consolidated financial statements                     6-7

Item 2.  -    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                          8-14


Part II. -    Other Information

Item 2.  -    Changes in Securities                                           15

Item 6.  -    Exhibits and Reports on Form 8-K                                15

Signatures                                                                    16

                                                                                            U.S. Home & Garden Inc. and Subsidiaries


                                                                                                         Consolidated Balance Sheets

====================================================================================================================================

                                                                                                    June 1998          December 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        (Unaudited)
                                                                                                                       -------------
Assets

Current
   Cash and cash equivalents                                                                     $ 27,130,000           $  3,439,000
   Accounts receivable, less allowance for doubtful accounts and
     sales returns of $399,000 and $340,000                                                        17,350,000             13,377,000
   Inventories                                                                                     11,763,000             21,606,000
   Prepaid expenses and other current assets                                                        1,130,000              1,260,000
   Deferred tax asset                                                                                 522,000                522,000
------------------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                               57,895,000             40,204,000

Property and Equipment, net                                                                         3,590,000             12,299,000

Intangible Assets
   Excess of cost over net assets acquired, net                                                    58,864,000             75,132,000
   Deferred financing costs, net of accumulated amortization of
     $21,000 and $84,000                                                                            3,186,000              3,533,000
   Product rights, patents and trademarks, net of accumulated
     amortization of $93,000 and $103,000                                                             165,000                493,000
   Non-compete agreement, net of accumulated amortization of
     $48,000 and $79,000                                                                              462,000              1,431,000
   Package design, net of accumulated amortization of $247,000
     and $369,000                                                                                     718,000              1,117,000

Trade Credits                                                                                         944,000                944,000

Officer Receivables                                                                                   850,000                718,000

Other Assets                                                                                          139,000                132,000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 $126,813,000           $136,003,000
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

                                                                                            U.S. Home & Garden Inc. and Subsidiaries


                                                                                                         Consolidated Balance Sheets

====================================================================================================================================

                                                                                                   June 1998          December 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       (Unaudited)
                                                                                                                      --------------
Liabilities and Stockholders' Equity

Current
     Line of credit                                                                            $          --          $   2,500,000
     Accounts payable                                                                              4,501,000              3,186,000
     Accrued expenses                                                                              3,922,000              4,329,000
     Accrued co-op advertising                                                                       645,000                863,000
     Accrued commissions                                                                           1,106,000                893,000
     Accrued purchase consideration                                                                  978,000                     --
------------------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                         11,152,000             11,771,000

Deferred Tax Liability                                                                               812,000                950,000

Line of Credit                                                                                            --             15,500,000

Other Long-Term Liabilities                                                                               --                866,000

Company Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiary Trust Holding Solely Junior
   Subordinated Debentures
                                                                                                  63,250,000             63,250,000
------------------------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                                 75,214,000             92,337,000
------------------------------------------------------------------------------------------------------------------------------------

Commitments, Contingency and Subsequent Events                                                            --                     --

Stockholders' Equity
     Preferred stock, $.001 par value-shares authorized, 1,000,000;
       no shares outstanding                                                                              --                     --
     Common stock, $.001 par value-shares authorized,
       75,000,000; 20,133,000 and 20,196,000 shares issued at
       June 30, 1998 and December 31, 1998                                                            20,000                 20,000
     Additional paid-in capital                                                                   50,153,000             50,162,000
     Retained earnings                                                                             2,733,000                762,000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  52,906,000             50,944,000
Less: Treasury Stock, 236,000 and 1,522,000 shares at cost                                        (1,307,000)            (7,278,000)
------------------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                        51,599,000             43,666,000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               $ 126,813,000          $ 136,003,000
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

                                                                                            U.S. Home & Garden Inc. and Subsidiaries


                                                                                                   Consolidated Statements of Income

====================================================================================================================================


                                                              Three Months Ended December 31,         Six Months Ended December 31,
                                                              -------------------------------       --------------------------------
                                                                      1997              1998                1997               1998
------------------------------------------------------------------------------------------------------------------------

                                                                         Unaudited                              Unaudited
                                                              -------------------------------       --------------------------------
Net Sales                                                     $  8,513,000       $ 15,985,000       $ 15,538,000       $ 26,753,000

Cost of Sales                                                    3,857,000          7,751,000          7,379,000         13,063,000
------------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                     4,656,000          8,234,000          8,159,000         13,690,000
------------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
   Selling and shipping                                          2,357,000          3,724,000          4,661,000          6,945,000
   General and administrative                                    2,232,000          4,006,000          3,891,000          7,224,000
------------------------------------------------------------------------------------------------------------------------------------

                                                                 4,589,000          7,730,000          8,552,000         14,169,000
------------------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Operations                                       67,000            504,000           (393,000)          (479,000)

Other Income Expense
   Investment income                                                57,000            116,000            104,000            497,000
   Interest expense                                               (744,000)        (1,798,000)        (1,597,000)        (3,339,000)
------------------------------------------------------------------------------------------------------------------------------------

Loss before Income Taxes                                          (620,000)        (1,178,000)        (1,886,000)        (3,321,000)

Income tax benefit                                                 250,000            510,000            800,000          1,430,000
------------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                      $   (370,000)      $   (668,000)      $ (1,086,000)      $ (1,891,000)
====================================================================================================================================

Basic and Diluted Loss per Common Share
                                                              $       (.02)      $       (.03)      $       (.07)      $       (.09)
====================================================================================================================================

Weighted Average Common and
   Common Equivalent Shares
   Outstanding                                                  16,384,000         19,837,000         15,552,000         19,926,000
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

                                                                                            U.S. Home & Garden Inc. and Subsidiaries


                                                                                               Consolidated Statements of Cash Flows

====================================================================================================================================


Increase (Decrease) in Cash and Cash Equivalents


Six months ended December 31,                                                                          1997                    1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (Unaudited)
Cash Flows from Operating Activities
   Net loss                                                                                    $ (1,086,000)           $ (1,891,000)
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization                                                                1,263,000               1,988,000
     Amortization of deferred financing costs                                                       232,000                  50,000
     Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
     Accounts receivable                                                                          4,008,000               3,740,000
     Inventories                                                                                 (2,419,000)             (6,494,000)
     Prepaid expenses and other current assets                                                     (255,000)               (179,000)
     Accounts payable and accrued expenses                                                         (651,000)             (4,262,000)
     Other assets                                                                                   118,000                 288,000
     Deferred tax asset                                                                            (528,000)                138,000
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                                               682,000              (6,622,000)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Payment for purchase of business, net of cash acquired                                          (561,000)            (26,202,000)
   Purchase of noncompete agreement                                                                      --              (1,000,000)
   Decrease (increase) in officer receivables                                                      (135,000)                  3,000
   Purchase of furniture, fixtures and equipment                                                   (486,000)             (1,040,000)
   Purchase of package design                                                                      (232,000)               (521,000)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                                            (1,414,000)            (28,760,000)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        See accompanying notes to consolidated financial statements.

                                                                                            U.S. Home & Garden Inc. and Subsidiaries


                                                                                               Consolidated Statements of Cash Flows

====================================================================================================================================


Six months ended December 31,                                                                          1997                    1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (Unaudited)
Cash Flows from Financing Activities
   Proceeds from issuances of stock                                                             $ 18,648,000           $    137,000
   Repurchase of common stock for treasury                                                                --             (5,970,000)
   Repurchase of unit purchase options                                                            (3,221,000)               (79,000)
   Payments of notes payable                                                                      (6,290,000)                    --
   Acquisition finance cost                                                                               --               (397,000)
   Proceeds from bank line of credit                                                               2,246,000             18,000,000
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                                         11,383,000             11,691,000
------------------------------------------------------------------------------------------------------------------------------------

Net (increase) decrease in cash and cash equivalents                                              10,651,000            (23,691,000)

Cash and Cash Equivalents, beginning of period                                                     2,083,000             27,130,000
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                                                        $ 12,734,000           $  3,439,000
====================================================================================================================================

Supplemental Disclosure of Cash Flow Information
   Cash paid for interest, including deferred financing costs and
     extraordinary expense                                                                      $  1,358,000           $  3,498,033
   Cash paid for taxes                                                                          $     30,000           $     18,000
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

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

1. The accompanying consolidated financial statements at December 31, 1998, and for the six months ended December 31, 1997 and 1998 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented.

2. Refer to the audited consolidated financial statements for the year ended June 30, 1998, for details of accounting policies and detail notes to the consolidated financial statements.

3. On February 28, 1998, Weed Wizard Acquisition Corporation, a wholly-owned subsidiary of the Company, acquired all the assets and assumed certain liabilities of Weed Wizard Inc., a lawn and garden company, for approximately $16.3 million.

     On October 16, 1998, the Company completed the acquisition of Ampro Industries, Inc., a lawn and garden company, for approximately $24.6 million with additional purchase price payments over the next two years based upon its future operating cash flow. An additional $1 million was paid for a non compete agreement.

     The acquisitions were accounted for as purchases and, accordingly, the results of operations have been included in the consolidated statement of the operations since the acquisition dates. The value of intangibles purchased and the excess of the purchase price over the fair value of assets acquired totaled approximately $28 million and will be amortized on a straight line basis over the estimated useful life of thirty years.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company, Weed Wizard, Inc. and Ampro, as if the acquisition had occurred at the beginning of fiscal 1997, after giving effect to certain adjustments, including the amortization of excess costs over assets acquired, increased interest expense and the elimination of certain expenses incurred by Weed Wizard, Inc. and Ampro related to the acquisition. This pro forma summary does not necessarily reflect the results of operations, as they would have been if the Company, Weed Wizard, Inc. and Ampro had constituted a single entity during such period and is not necessarily indicative of results, which may be obtained in the future.

     Six months ended December 31,                            1997         1998
     ---------------------------------------------------------------------------
                                                                           (000)
     Net sales                                              20,022       27,903
     Net loss                                               (3,403)      (3,240)
     Diluted net loss per common share                        (.22)        (.16)
     ===========================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

     During the quarter ended December 31, 1998, the Company completed a financing agreement with Bank of America. The agreement provides for a $25 million revolving acquisition line of credit ("the Acquisition Facility") to finance acquisitions and a $20 million working capital revolving line of credit ("the Working Capital Facility"). Borrowings under such credit facilities bear interest at variable annual rates chosen by the Company based on either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable marginal rate, or (ii) the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, in each case, plus an applicable marginal rate. The Acquisition Facility terminates at October 15, 2001 and the outstanding balance is payable in quarterly payments starting with December 31, 2001 and ending with December 31, 2004. The Working Capital Facility terminates with the balance due on October 15, 2001. The Company is required to maintain a zero balance, under the Working Capital Facility, for at least 30 consecutive days during the period from July 1 to December 1 of each year. However, if the Company elects to terminate the financing agreement prior to the expiration date, the outstanding balance must be prepaid together with a premium of 1% to 0.5% of the total facility.

     Subsequent to December 31, 1998, the Company repurchased 44,000 shares of its common stock for approximately $210,000.

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

General

     U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly-owned subsidiaries Easy Gardener, Inc. ("Easy Gardener"), Ampro Industries, Inc. ("Ampro"), and Golden West Agri-Products, Inc. ("Golden West"), and through Easy Gardener's wholly-owned subsidiaries, Weatherly Consumer Products Group, Inc. ("Weatherly") and Weed Wizard Acquisition, Corp. ("Weed Wizard"). Between 1992 and December 31, 1998, the Company consummated nine acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of over $104 million in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $80.9 million at December 31, 1998. The Company is currently amortizing such goodwill using the straight-line method over various time periods ranging from 20 to 30 years.

Results of Operations

     The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                         Three Months Ended    Six Months Ended
                                            December 31,         December 31,
                                         ------------------    -----------------
                                           1997      1998       1997      1998

  Net sales                               100.0%    100.0%     100.0%    100.0%
  Cost of sales                            45.3      48.5       47.5      48.8
                                          -----     -----      -----     -----
  Gross profit                             54.7      51.5       52.5      51.2
  Selling and shipping expenses            27.7      23.3       30.0      26.0
  General and administrative expenses      26.2      25.1       25.0      27.0
                                          -----     -----      -----     -----
  Income / (loss) from operations           0.8       3.1       (2.5)     (1.8)
  Interest expense, net                    (8.0)    (10.5)      (9.6)    (10.6)
  Income tax benefit                        2.9       3.2        5.1       5.3
                                          -----     -----      -----     -----
  Net loss                                 (4.3)%    (4.2)%     (7.0)%    (7.1)%
                                          =====     =====      =====     =====

                      Three Months Ended December 31, 1998
                Compared to Three Months Ended December 31, 1997

     Net sales. Net sales increased by $7.5 million, or 87.8%, to $16 million during the three months ended December 31, 1998 from $8.5 million during the comparable period in 1997. The increase in net sales was primarily a result of the internal growth of the Company's pre-existing product lines combined with the Company's acquisition of substantially all of the assets used in the businesses of Weed Wizard, Inc. in February 1998, Landmaster Products, Inc. in March 1998, the acquisition in May 1998 of the Tensar(R) consumer products line from the Tensar Corporation and the acquisition of Ampro Industries, Inc. in October 1998.

     Gross profit. Gross profit increased by $3.6 million, or 76.8%, to $8.2 million for the three months ended December 31, 1998 from $4.7 million during the comparable period in 1997. This increase was due primarily to the increase in net sales. Gross profit as a percentage of net sales decreased to 51.5% during the three months ended December 31, 1998 from 54.7% during the comparable period in 1997. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase in sales of lower-margin products.

     Selling and shipping expenses. Selling and shipping expenses increased $1.4 million, or 58%, to $3.7 million during the three months ended December 31, 1998 from $2.4 million during the comparable period in 1997. This increase was primarily the result of an increase in the amount of products shipped, which was a consequence of the internal growth of the Company's pre-existing product lines combined with the acquisition of the Tensar(R) consumer products line and substantially all of the assets used in the businesses of Weed Wizard, Inc., Landmaster Products, Inc. and Ampro Industries, Inc. Selling and shipping expenses as a percentage of net sales decreased to 23.3% during the three months ended December 31, 1998 from 27.7% during the comparable period in 1997. This decrease was primarily as a result of economies of scale gained from the sale of new products to existing customers.

     General and administrative expenses. General and administrative expenses increased $1.8 million or 79.5%, to $4 million during the three months ended December 31, 1998 from $2.2 million during the comparable period in 1997. This increase was primarily due to increased amortization of goodwill and depreciation as a result of the asset acquisitions of Weed Wizard, Inc., Landmaster Products, Inc. and Ampro Industries, Inc. and the acquisition of the Tensar(R) consumer product line. Furthermore, the increase is due to the addition of certain administrative personnel related to the Company's internal growth and recent acquisitions. As a percentage of net sales, general and administrative expenses decreased to 25.1% during the three months ended December 31, 1998 from 26.2% during the comparable period in 1997.

     Income from operations. Income from operations increased by $437,000, or 652.2%, to $504,000 during the three months ended December 31, 1998 from $67,000 during the comparable period in 1997. The increase in income from operations for the 1998 period was primarily attributable to the increase in net sales and reduced selling and shipping and general and administrative costs resulting from economies of scale gained from the sale of new products to existing customers. As a percentage of net sales, income from operations increased to 3.1% for the three months ended December 31, 1998 from 0.8% during the comparable period in 1997.

     Interest expense. Interest expense increased by $1.1 million, or 141.7%, to $1.8 million during the three months ended December 31, 1998, from $744,000 during the comparable period in 1997. The increase in interest expense is primarily related to the interest associated with the increase in Company debt in April 1998, associated with the issuance by U.S. Home & Garden Trust I, a subsidiary of the Company, of certain trust preferred securities, and the October 1998 borrowings under the Company's credit facility to finance the acquisition of Ampro Industries, Inc.

     Income taxes. Income tax benefit increased to $510,000 during the three months December 31, 1998 from $250,000 during the comparable period in 1997, primarily due to the increase in net loss before taxes. The income tax benefit or expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

     Net loss. Net loss increased by $298,000, or 80.5%, to $668,000 during the three months ended December 31, 1998 from $370,000 during the comparable period in 1997. Diluted net loss per common share increased $.01 to $.03 per share for the three months ended December 31, 1998 from $.02 per share during the comparable period in 1997. The increase in diluted loss per share is primarily attributable to the increase in net loss, partially offset by more weighted average common and common equivalent shares outstanding in the three months ended December 31, 1998 compared to the comparable period in the prior year due to the Company selling 4.3 million shares of common stock in a December 1997 public offering.

                       Six Months Ended December 31, 1998
                 Compared to Six Months Ended December 31, 1997

     Net sales. Net sales increased by $11.2 million, or 72.2%, to $26.8 million during the six months ended December 31, 1998 from $15.5 million during the comparable period in 1997. The increase in net sales was primarily a result of the internal growth of the Company's pre-existing product lines combined with the Company's acquisition of substantially all of the assets used in the businesses of Weed Wizard, Inc. in February 1998, Landmaster Products, Inc. in March 1998, the acquisition in May 1998 of the Tensar(R) consumer products line from the Tensar Corporation and the acquisition of Ampro Industries, Inc. in October 1998.

     Gross profit. Gross profit increased by $5.5 million, or 67.8%, to $13.7 million for the six months ended December 31, 1998 from $8.2 million during the comparable period in 1997. This increase was due primarily to the increase in net sales. Gross profit as a percentage of net sales decreased to 51.2% during the six months ended December 31, 1998 from 52.5% during the comparable period in 1997. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase in sales of lower-margin products.

     Selling and shipping expenses. Selling and shipping expenses increased $2.3 million, or 49%, to $6.9 million during the six months ended December 31, 1998 from $4.7 million during the comparable period in 1997. This increase was primarily the result of an increase in the amount of products shipped, which was a consequence of the internal growth of the Company's pre-existing product lines combined with the acquisition of the Tensar(R) consumer products line and substantially all of the assets used in the businesses of Weed Wizard, Inc., Landmaster Products, Inc. and Ampro Industries, Inc. Selling and shipping expenses as a percentage of net sales decreased to 26% during the six months ended December 31, 1998 from 30.0% during the comparable period in 1997. This decrease was primarily as a result of economies of scale gained from the sale of new products to existing customers.

     General and administrative expenses. General and administrative expenses increased $3.3 million or 85.7%, to $7.2 million during the six months ended December 31, 1998 from $3.9 million during the comparable period in 1997. This increase was primarily due to increased amortization of goodwill and depreciation as a result of the asset acquisitions of Weed Wizard, Inc., Landmaster Products, Inc. and Ampro Industries, Inc. and the acquisition of the Tensar(R) consumer product line. Furthermore, the increase is due to the addition of certain administrative personnel related to the Company's internal growth and recent acquisitions. As a percentage of net sales, general and administrative expenses increased to 27% during the six months ended December 31, 1998 from 25% during the comparable period in 1997.

     Loss from operations. Loss from operations increased by $86,000, or 21.9%, to $479,000 during the six months ended December 31, 1998 from $393,000 during the comparable period in 1997. The loss from operations in actual dollars was primarily due to the seasonal nature of the Company's business. The increase in the loss for the 1998 period was primarily attributable to the increased general and administrative costs resulting from increased amortization of goodwill. As a percentage of net sales, loss from operations decreased to 1.8% for the six months ended December 31, 1998 from 2.5% during the comparable period in 1997.

     Interest expense. Interest expense increased by $1.7, or 109.1%, to $3.3 million during the six months ended December 31, 1998, from $1.6 million during the comparable period in 1997. The increase in interest expense is primarily related to the interest associated with the increase in Company debt in April 1998, associated with the issuance by U.S. Home & Garden Trust I, a subsidiary of the Company, of certain trust preferred securities, and borrowings under the Company's credit facility to finance the acquisition of Ampro Industries, Inc.

     Income taxes. Income tax benefit increased to $1.4 million during the six months December 31, 1998 from $800,000 during the comparable period in 1997, primarily due to the increase in net loss before taxes. The income tax benefit or expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

     Net loss. Net loss increased by $805,000, or 74.1%, to $1.9 million during the six months ended December 31, 1998 from $1.1 million during the comparable period in 1997. Diluted net loss per common share increased $.02 to $.09 per share for the six months ended December 31, 1998 from $.07 per share during the comparable period in 1997. The increase in diluted loss per share is primarily attributable to the increase in net loss, partially offset by more weighted average common and common equivalent shares outstanding in the six months ended December 31, 1998 compared to the comparable period in the prior year due to the Company selling 4.3 million shares of common stock in a December 1997 public offering.

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

     Sales of the Company's agriculture products, which were not material during the three months ended December 31, 1998, are also seasonal. Most shipments occur during the agriculture cultivation period from March through October.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through cash generated by operations, net proceeds from the Company's private and public sales of securities and borrowings from lending institutions.

     At December 31, 1998, the Company had consolidated cash and short-term investments totaling $3.4 million and working capital of $28.4 million. At June 30, 1998, the Company had consolidated cash and short-term investments totaling $27.1 million and working capital of $46.7 million. In addition to the decrease in working capital associated with the seasonal nature of the Company's business, $24.6 million was used for the purchase of substantially all the assets used in the business of Ampro Industries, Inc. and $6 million was used for the repurchase of common stock for treasury during the six months ended December 31, 1998. This decrease was partially offset by proceeds from the Company's bank line of credit of $18 million.

     Net cash used in operating activities during the six months ended December 31, 1998 was $6.6 million consisting primarily of an increase in inventory, a decrease in accounts payable and accrued expenses and the net loss for the six months, partially offset by depreciation and amortization and a decrease in accounts receivable.

     Net cash used in investing activities during the six months ended December 31, 1998 was $28.8 million consisting primarily of cash used for the purchase of Ampro Industries Inc., and cash used for the purchase of furniture, fixtures and equipment and package design.

     Net cash provided by financing activities during the six months ended December 31, 1998 was $11.7 million consisting primarily of proceeds from the Company's bank line of credit, partially offset by the repurchase of approximately 1,286,000 shares of common stock for treasury.

     On October 13, 1998, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America National Trust & Savings Association (the "Bank"). The credit agreement provides for a revolving credit facility of up to $25 million to finance the cost of acquisitions by the Company (the "Acquisition Facility") and a revolving credit facility of up to $20 million to finance the Company's working capital requirements (the "Working Capital Facility"). Both of such credit facilities expire on October 15, 2001, at which time borrowings under the Acquisition Facility are payable on a term loan basis in quarterly installments commencing December 31, 2001, with the final installment maturing on September 30, 2004 and, unless refinanced, borrowings under the Working Capital Facility mature on such expiration date. In addition, borrowings under the Acquisition Facility are subject to mandatory prepayment from the net proceeds of certain dispositions of assets, and certain losses or condemnation of property, from excess cash (as defined in the Credit Agreement) generated by the Company and its subsidiaries and 50% of the net proceeds of any new issuances of the Company's capital stock after such expiration date. Mandatory prepayments by the Company prior to such expiration have the effect of reducing the Acquisition Facility by the prepayment amount. In addition, during a period of 30 consecutive days during the period July 1 to December 1 in each year, no borrowings can be outstanding under the Working Capital Facility. The Company has the right under the Credit Agreement to terminate or permanently reduce the Bank's commitments under such credit facilities in the minimum amount of $1.0 million and multiples thereof subject to the payment to the Bank of "reduction fees" of 1% of the amount terminated or reduced on or prior to December 31, 1999 and 0.5% of the amounts terminated or reduced thereafter. Borrowings under such credit facilities bear interest at variable annual rates selected by the Company based on LIBOR ("London Interbank Offered Rate"), or the higher of 0.5% above the then current Federal Funds Rate or the Bank's prime rate plus, in each case, an applicable marginal rate of interest.

     The Company's obligations under the Credit Agreement are guaranteed by its subsidiaries and secured by a security interest in favor of the Bank in substantially all of the assets of the Company and its subsidiaries. Upon the occurrence of an event of default specified in the Credit Agreement, the maturity of loans outstanding under the Credit Agreement may be accelerated by the Bank, which may also foreclose its security interest on the assets of the Company and its subsidiaries.

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

     As of December 31, 1998, the Company has a net deferred tax liability of $950,000 primarily relating to depreciation and amortization in excess of the book amount. The deferred tax asset of $522,000 relates to the allowance for accounts receivable, vacation accrual and certain other balance sheet reserves.

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

     In addition, the Company has been in contact with its suppliers and other third parties to determine the extent which they may be vulnerable to "Year 2000" issues. As this assessment progresses, matters may come to the Company's attention which could give rise to the need for remedial measures which have not yet been identified. The Company cannot currently predict the potential effect of third parties "Year 2000" issues on its business. It is expected that assessment, remediation and contingency planning activities will be on-going throughout 1999 with the goal of appropriately resolving all material internal systems and third party issues. The Company intends to utilize both internal and external resources to reprogram, replace and test the systems for the year 2000 modifications.

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

          Part II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended December 31, 1998 the Company issued to certain of its officers, employees (including new employees obtained in connection with the Ampro acquisition) and a consultant and advisor to the Company (i) five-year options to purchase an aggregate of 43,000 shares of its common stock at an exercise price of $3.813 per share; (ii) five-year options to purchase an aggregate of 345,000 shares of its common stock at an exercise price of $3.948 per share and (iii) ten-year options to purchase an aggregate of 470,000 shares at an exercise price of $4.125 per share. The options were granted in private transactions which were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder.




Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               10.1 Purchase  Agreement,  dated as of October 15,  1998,  by and among the Company, Kenneth W. Hilbert, E. Scott Hilbert, Omer Messer and Charles J. Holton (incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K for the event dated October 16, 1998).

               27   Financial Data Schedule*

          (b) During the quarter ended December 31, 1998 the Company filed a current report on Form 8-K (under Item 2 of Form 8-K), for the event dated October 16, 1998 to report the purchase of Ampro Industries, Inc. and Amendments Nos. 1 and 2 to said Form 8-K (under Item 7) to report the financial information of the business acquired.

          ----------

          *    (For SEC use only)

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 12, 1999
                                         U.S. Home & Garden Inc.
                                              (Registrant)


                                         /s/   Robert Kassel
                                         ---------------------------------------
                                         President, Chief Executive Officer and
                                         Treasurer


                                         /s/   Lynda Gustafson
                                         ---------------------------------------
                                         Vice President of Finance (Principal
                                         Accounting Officer)