Form 10-Q
period 1999-03-31
US HOME & GARDEN INC
filed 1999-05-17
CIK 879911

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                              Yes _X_   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 11, 1999 there were 19,325,376 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part 1.  -    Financial Information

Item 1.  -    Consolidated Financial Statements

              Consolidated balance sheet as of June 30, 1998
              and March 31, 1999  (Unaudited)                                1-2

              Consolidated statements of income for the three
              months and nine months ended March 31, 1998
              and 1999  (Unaudited)                                            3

              Consolidated  statements of cash flows for the
              nine months ended March 31, 1998 and 1999 (Unaudited)          4-5

              Notes to consolidated financial statements                     6-8

Item 2.  -    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                          9-16

Item 3.  -    Quantitative and Qualitative Disclosures about Market Risk      16


Part II. -    Other Information

Item 2.  -    Changes in Securities                                           17

Item 6.  -    Exhibits and Reports on Form 8-K                                17


Signatures                                                                    18

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                     Consolidated Balance Sheets

================================================================================

                                                                        June 30, 1998    March 31, 1999
-------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
Assets

Current
   Cash and cash equivalents                                             $ 27,130,000   $  3,276,000
   Accounts receivable, less allowance for doubtful accounts and sales
     returns of $339,000 and $502,000                                      17,350,000     35,158,000
   Inventories                                                             11,763,000     21,273,000
   Prepaid expenses and other current assets                                1,130,000        998,000
   Deferred tax asset                                                         522,000        522,000
-------------------------------------------------------------------------------------------------------

Total Current Assets                                                       57,895,000     61,227,000

Property and Equipment, net                                                 3,590,000     12,251,000

Intangible Assets
   Excess of cost over net assets acquired, net of accumulated
     amortization of $4,335,000 and $6,254,000                             58,864,000     74,774,000
   Deferred financing costs, net of accumulated
     amortization of $21,000 and $125,000                                   3,186,000      3,565,000
   Product rights, patents and trademarks, net of accumulated
     amortization of $93,000 and $115,000                                     165,000        727,000
   Non-compete agreement, net of accumulated amortization of
     $48,000 and $128,000                                                     462,000      1,382,000
   Package design, net of accumulated amortization of
     $247,000 and $450,000                                                    718,000      1,108,000

Trade Credits                                                                 944,000        944,000

Officer Receivables                                                           850,000        751,000

Other Assets                                                                  139,000        123,000
-------------------------------------------------------------------------------------------------------
                                                                         $126,813,000   $156,852,000
=======================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                     Consolidated Balance Sheets

================================================================================

                                                                June 30, 1998    March 31, 1999
-----------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Liabilities and Stockholders' Equity

Current
   Working capital line of credit                               $          --    $  15,500,000
   Accounts payable                                                 4,501,000        5,636,000
   Accrued expenses                                                 3,922,000        4,796,000
   Accrued co-op advertising                                          645,000        1,489,000
   Accrued commissions                                              1,106,000        1,963,000
   Accrued purchase consideration                                     978,000               --
----------------------------------------------------------------------------------------------

Total Current Liabilities                                          11,152,000       29,384,000

Deferred Tax Liability                                                812,000        1,025,000

Acquisition Line of Credit                                                 --       15,500,000

Other Long-Term Liabilities                                                --          754,000

Company Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiary Trust Holding Solely Junior
   Subordinated Debentures
                                                                   63,250,000       63,250,000
----------------------------------------------------------------------------------------------

Total Liabilities                                                  75,214,000      109,913,000
----------------------------------------------------------------------------------------------

Commitments, Contingency and Subsequent Events (Note 4)                    --               --

Stockholders' Equity
   Preferred stock, $.001 par value - shares authorized,
     1,000,000; no shares outstanding                                      --               --
   Common stock, $.001 par value - shares authorized,
     75,000,000; 20,133,000 and 21,052,000 shares issued at
     June 30, 1998 and March 31, 1999
                                                                       20,000           21,000
   Additional paid-in capital                                      50,153,000       50,300,000
   Retained earnings                                                2,733,000        5,194,000
----------------------------------------------------------------------------------------------
                                                                   52,906,000       55,515,000
   Less: Treasury Stock, 236,000 and 1,793,000 shares at cost      (1,307,000)      (8,576,000)
----------------------------------------------------------------------------------------------

Total Stockholders' Equity                                         51,599,000       46,939,000
----------------------------------------------------------------------------------------------

                                                                $ 126,813,000    $ 156,852,000
==============================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                               Consolidated Statements of Income

================================================================================

                                        Three Months Ended March 31,        Nine Months Ended March 31,
                                       -----------------------------       -----------------------------
                                           1998             1999             1998              1999
========================================================================================================
                                                 Unaudited                          Unaudited
                                       -----------------------------       -----------------------------
Net Sales                              $23,520,000       $34,769,000       $39,058,000       $61,522,000

Cost of Sales                           10,482,000        16,565,000        17,861,000        29,628,000
--------------------------------------------------------------------------------------------------------

Gross Profit                            13,038,000        18,204,000        21,197,000        31,894,000
--------------------------------------------------------------------------------------------------------

Operating Expenses
   Selling and shipping                  3,797,000         5,862,000         8,458,000        12,807,000
   General and administrative            1,518,000         1,410,000         4,242,000         6,639,000
   Depreciation                            184,000           411,000           509,000         1,002,000
   Goodwill amortization                   428,000           698,000         1,226,000         1,919,000
   Other amortization                       40,000           120,000            84,000           303,000
--------------------------------------------------------------------------------------------------------

                                         5,967,000         8,501,000        14,519,000        22,670,000
--------------------------------------------------------------------------------------------------------

Income from Operations                   7,071,000         9,703,000         6,678,000         9,224,000

Other Income (Expense)
   Investment income                       245,000            15,000           349,000           512,000
   Interest (expense)                     (922,000)       (2,087,000)       (2,519,000)       (5,426,000)
--------------------------------------------------------------------------------------------------------

Income before Income Taxes               6,394,000         7,631,000         4,508,000         4,310,000

Income tax (expense)                    (2,700,000)       (3,200,000)       (1,900,000)       (1,770,000)
--------------------------------------------------------------------------------------------------------

Net Income                              $3,694,000        $4,431,000        $2,608,000        $2,540,000
========================================================================================================

Basic Earnings per Common Share               $.19              $.23              $.15              $.13
========================================================================================================

Diluted Earnings Per Common Share             $.15              $.19              $.12              $.11
========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows

================================================================================

Increase (Decrease) in Cash


Nine months ended March 31,                                            1998               1999
--------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Cash Flows from Operating Activities
   Net income                                                         $2,608,000        $2,540,000
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation expense                                                509,000         1,002,000
     Amortization of goodwill                                          1,226,000         1,919,000
     Amortization of other intangibles                                    84,000           303,000
     Amortization of deferred financing costs                            301,000            75,000
     Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
     Accounts receivable                                             (11,966,000)      (18,040,000)
     Inventories                                                      (2,658,000)       (6,162,000)
     Prepaid expenses and other current assets                        (1,716,000)           83,000
     Accounts payable and accrued expenses                             6,037,000           521,000
     Deferred tax asset                                                  401,000           213,000
     Other assets                                                        203,000            16,000
--------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                 (4,971,000)      (17,530,000)
--------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Payment for purchase of businesses, net of cash acquired          (20,274,000)      (26,772,000)
   Payment for non-compete                                                    --        (1,000,000)
   (Increase) decrease in officer receivables                           (154,000)           99,000
   Purchase of property and equipment                                   (697,000)       (1,404,000)
   Purchase of package design                                           (435,000)         (592,000)
--------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                (21,560,000)      (29,669,000)
--------------------------------------------------------------------------------------------------


                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows

================================================================================

Increase (Decrease) in Cash


Nine months ended March 31,                                          1998               1999
--------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Cash Flows from Financing Activities
   Proceeds from issuances of stock                                $18,847,000          $147,000
   Repurchase of common stock for treasury                                  --        (7,268,000)
   Repurchase of unit purchase options                              (3,221,000)          (79,000)
   Proceeds from bank line of credit                                18,808,000        31,500,000
   Payments on bank line of credit                                 (10,643,000)         (500,000)
   Proceeds from notes payable                                      10,000,000                --
   Payments on notes payable                                        (7,290,000)               --
   Acquisition of finance cost                                        (122,000)         (455,000)
------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                           26,379,000        23,345,000
------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                             (152,000)      (23,854,000)

Cash and Cash Equivalents, beginning of period                       2,083,000        27,130,000
------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                            $1,931,000        $3,276,000
================================================================================================


Supplemental Disclosure of Cash Flow Information

   Cash paid for interest, including deferred financing costs       $2,223,000        $5,609,000
   Cash paid for taxes                                                $238,000           $69,000
================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

1. The accompanying consolidated financial statements at March 31, 1999 and for the three and nine months ended March 31, 1998 and 1999 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the three and nine months ended March 31, 1999 are not necessarily indicative of the results of operations for a full year.

2. Refer to the audited consolidated financial statements for the year ended June 30, 1998, for details of accounting policies and detailed notes to the consolidated financial statements.

3.   Inventories consist of:

                                      June 30, 1998            March 31, 1999
     ===========================================================================
                                               (000)                     (000)

     Raw materials                           $4,362                   $10,281
     Finished goods                           7,401                    10,992
     ---------------------------------------------------------------------------

                                            $11,763                   $21,273
     ===========================================================================

4. On February 28, 1998, Weed Wizard Acquisition Corporation, a wholly-owned subsidiary of the Company, acquired all the assets and assumed certain liabilities of Weed Wizard Inc., a lawn and garden company, for approximately $16.3 million.

     On October 16, 1998, the Company completed the acquisition of Ampro Industries Inc., a lawn and garden company, for approximately $24.6 million with additional purchase price payments over the next two years based upon its future operating cash flow. An additional $1 million was paid for a non-compete agreement.

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

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

     The following unaudited pro forma summary combines the consolidated results of operations of the Company, Weed Wizard, Inc. and Ampro Industries, Inc. as if the acquisitions had occurred at the beginning of fiscal 1998 and fiscal 1999, after giving effect to certain adjustments, including the amortization of excess costs over assets acquired, increased interest expense and the elimination of certain expenses incurred by Weed Wizard, Inc. and Ampro Industries, Inc. related to the acquisitions. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company, Weed Wizard, Inc. and Ampro Industries, Inc. had constituted a single entity during such period and is not necessarily indicative of results which may be obtained in the future.

     Nine months ended March 31,                       1998             1999
     ==========================================================================
                                                       (000)            (000)

     Net sales                                      $57,695          $62,672
     Net income                                       1,758            1,109
     Diluted net income per common share                .08              .05
     ==========================================================================

5. The following is a reconciliation of the weighted average number of shares used to compute basic and dilutive earnings per share before extraordinary expense:

                                         Three Months Ended March 31,   Nine Months ended March 31,
                                         ----------------------------   ---------------------------
                                                 1998           1999           1998           1999
     ==============================================================================================
     Basic earnings per common share       19,943,000     19,300,000     16,987,000     19,736,000
     Options and warrants                   5,095,000      4,209,000      4,900,000      4,090,000
     ----------------------------------------------------------------------------------------------

     Diluted earnings per common share     25,038,000     23,509,000     21,887,000     23,826,000
     ==============================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

6.   During the  quarter  ended  December  31,  1998,  the  Company  completed a financing agreement (the "Credit Agreement") with Bank of America (the "Bank"). The Credit Agreement provides for a $25 million revolving acquisition line of credit ("the Acquisition Facility") to finance acquisitions and a $20 million working capital revolving line of credit ("the Working Capital Facility"). Borrowings under such credit facilities bear interest at variable annual rates chosen by the Company based on either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable marginal rate, or (ii) the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, in each case, plus an applicable marginal rate. The Acquisition Facility terminates at October 15, 2001 and the outstanding balance is payable in quarterly payments starting with December 31, 2001 and ending with December 31, 2004. The Working Capital Facility terminates with the balance due on October 15, 2001. The Company is required to maintain a zero balance, under the Working Capital Facility, for at least 30 consecutive days during the period from July 1 to December 1 of each year. However, if the Company elects to terminate the Credit Agreement prior to the expiration date, the outstanding balance must be prepaid together with a premium of 1% to 0.5% of the total facility.

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

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



"Safe Harbor  Statement under the Private  Securities  Litigation  Reform Act of
1995:

     Certain information included in this Item 2. and elsewhere in the Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, the Company's growth strategy, the effect of recent acquisitions, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, the general condition of the economy, uncertainty relating to the Company's Year 2000 compliance efforts and the possible failure of key suppliers and customers to be Year 2000 compliant, and other risks detailed in the Company's Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date the statement was made."

General

     U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly-owned subsidiaries Easy Gardener, Inc. ("Easy Gardener"), Ampro Industries, Inc. ("Ampro"), and Golden West Agri-Products, Inc. ("Golden West"), and through Easy Gardener's wholly-owned subsidiaries, Weatherly Consumer Products Group, Inc. ("Weatherly") and Weed Wizard Acquisition, Corp. ("Weed Wizard"). Between 1992 and December 31, 1998, the Company consummated nine acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of over $104 million in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $81.0 million at March 31, 1999. The Company is currently amortizing such goodwill using the straight-line method over various time periods ranging from 20 to 30 years.

Results of Operations

     The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                             Three Months Ended      Nine Months Ended
                                                 March 31,               March 31,
                                             1998         1999       1998         1999
     Net sales                               100.0%      100.0%      100.0%      100.0%
     Cost of sales                            44.6        47.6        45.7        48.2
                                             -------     -------    -------      -------
     Gross profit                             55.4        52.4        54.3        51.8
     Selling and shipping expenses            16.1        16.9        21.7        20.8
     General and administrative expenses       9.2         7.6        15.5        16.0
                                             -------     -------    -------      -------
     Income from operations                   30.1        27.9        17.1        15.0
     Interest expense, net                    (2.9)       (6.0)       (5.5)       (8.0)
     Income tax expense                      (11.5)       (9.2)       (4.9)       (2.9)
                                             -------------------    --------------------
     Net income                               15.7%       12.7%        6.7%        4.1%
                                             ===================    ====================


     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Net sales. Net sales increased by $11.3 million, or 47.8%, to $34.8 million during the three months ended March 31, 1999 from $23.5 million during the comparable period in 1998. The increase in net sales was primarily a result of the internal growth of the Company's pre-existing product lines combined with the Company's acquisition of substantially all of the assets used in the businesses of Weed Wizard, Inc. in February 1998, Landmaster Products, Inc. in March 1998, the acquisition in May 1998 of the Tensar(R) consumer products line from the Tensar Corporation and the acquisition of Ampro Industries, Inc. in October 1998.

     Gross profit. Gross profit increased by $5.2 million, or 39.6%, to $18.2 million for the three months ended March 31, 1999 from $13.0 million during the comparable period in 1998. This increase was due primarily to the increase in net sales. Gross profit as a percentage of net sales decreased to 52.4% during the three months ended March 31, 1999 from 55.4% during the comparable period in 1998. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase in sales of lower-margin products.

     Selling and shipping expenses. Selling and shipping expenses increased $2.1 million, or 54.4%, to $5.9 million during the three months ended March 31, 1999 from $3.8 million during the comparable period in 1998. This increase was primarily the result of an increase in the amount of products shipped, which was a consequence of the internal growth of the Company's pre-existing product lines combined with the acquisition of the Tensar(R) consumer products line and substantially all of the assets used in the businesses of Weed Wizard, Inc., Landmaster Products, Inc. and the acquisition of Ampro Industries, Inc. Selling and shipping expenses as a percentage of net sales increased to 16.9% during the three months ended March 31, 1999 from 16.1% during the comparable period in 1998. This increase was a result of the acquisitions over the last twelve months having higher selling and shipping expenses.

     General and administrative expenses. General and administrative expenses increased $469,000 or 21.6%, to $2.6 million during the three months ended March 31, 1999 from $2.2 million during the comparable period in 1998. This increase was primarily due to increased amortization of goodwill of $270,000 and depreciation of $227,000 as a result of the asset acquisitions of Weed Wizard, Inc. and Landmaster Products, Inc., the acquisition of Ampro Industries, Inc. and of the Tensar(R) consumer product line. As a percentage of net sales, general and administrative expenses decreased to 7.6% during the three months ended March 31, 1999 from 9.2% during the comparable period in 1998.

     Income from operations. Income from operations increased by $2.6 million, or 37.2%, to $9.7 million during the three months ended March 31, 1999 from $7.1 million during the comparable period in 1998. The increase in income from operations for the 1999 period was primarily attributable to the increase in net sales, offset in part by increased selling and shipping expenses. As a percentage of net sales, income from operations decreased to 27.9% for the three months ended March 31, 1999 from 30.1% during the comparable period in 1998. The decrease in income from operations as a percentage of net sales was primarily attributable to an increase in sales of lower-margin products.

     Interest expense. Interest expense increased by $1.2 million, or 126.4%, to $2.1 million during the three months ended March 31, 1999, from $922,000 during the comparable period in 1998. The increase in interest expense is primarily related to the interest associated with the increase in Company debt in April 1998, associated with the issuance by U.S. Home & Garden Trust I, a subsidiary of the Company, of certain trust preferred securities, and the October 1998 borrowings under the Company's credit facility to finance the acquisition of Ampro Industries, Inc.

     Income taxes. Income tax expense increased to $3.2 million during the three months ended March 31, 1999 from $2.7 million during the comparable period in 1998, primarily due to the increase in net income before taxes. The income tax expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

     Net income. Net income increased by $737,000, or 20.0%, to $4.4 million during the three months ended March 31, 1999 from $3.7 million during the comparable period in 1998. Diluted net income per common share increased $.04 to $.19 per share for the three months ended March 31, 1999 from $.15 per share during the comparable period in 1998. The increase in diluted net income per common share is primarily attributable to the increase in net income and by fewer weighted average common and common equivalent shares outstanding in the three months ended March 31, 1999 compared to the comparable period in the prior year due to the Company repurchasing common stock for approximately 1,793,000 shares during the twelve months ended March 31, 1999. In addition, the Company repurchased unit purchase options in the twelve months ended March 31, 1999 that also reduced the weighted average common and common equivalent shares outstanding in the three months ended March 31, 1999.

     Nine Months  Ended March 31, 1999  Compared to Nine Months  Ended March 31,
     1998

     Net sales. Net sales increased by $22.4 million, or 57.5%, to $61.5 million during the nine months ended March 31, 1999 from $39.1 million during the comparable period in 1998. The increase in net sales was primarily a result of the internal growth of the Company's pre-existing product lines combined with the Company's acquisition of substantially all of the assets used in the businesses of Weed Wizard, Inc. in February 1998, Landmaster Products, Inc. in March 1998, the acquisition in May 1998 of the Tensar(R) consumer products line from the Tensar Corporation and the acquisition of Ampro Industries, Inc. in October 1998.

     Gross profit. Gross profit increased by $10.7 million, or 50.5%, to $31.9 million for the nine months ended March 31, 1999 from $21.2 million during the comparable period in 1998. This increase was due primarily to the increase in net sales. Gross profit as a percentage of net sales decreased to 51.8% during the nine months ended March 31, 1999 from 54.3% during the comparable period in 1998. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase in sales of lower-margin products.

     Selling and shipping expenses. Selling and shipping expenses increased $4.3 million, or 51.4%, to $12.8 million during the nine months ended March 31, 1999 from $8.5 million during the comparable period in 1998. This increase was primarily the result of an increase in the amount of products shipped, which was a consequence of the internal growth of the Company's pre-existing product lines combined with the acquisition of the Tensar(R) consumer products line and substantially all of the assets used in the businesses of Weed Wizard, Inc., Landmaster Products, Inc. and the acquisition of Ampro Industries, Inc. Selling and shipping expenses as a percentage of net sales decreased to 20.8% during the nine months ended March 31, 1999 from 21.7% during the comparable period in 1998. This decrease was primarily as a result of economies of scale gained from the sale of new products to existing customers.

     General and administrative expenses. General and administrative expenses increased $3.8 million or 62.7%, to $9.9 million during the nine months ended March 31, 1999 from $6.1 million during the comparable period in 1998. This increase was primarily due to increased amortization of goodwill of $693,000 and depreciation of $493,000 as a result of the asset acquisitions of Weed Wizard, Inc. and Landmaster Products, Inc., the acquisition of Ampro Industries, Inc. and of the Tensar(R) consumer product line. Furthermore, the increase is due to the addition of certain administrative personnel related to the Company's internal growth and recent acquisitions. As a percentage of net sales, general and administrative expenses increased to 16.0% during the nine months ended March 31, 1999 from 15.5% during the comparable period in 1998.

     Income from operations. Income from operations increased by $2.5 million, or 38.1%, to $9.2 million during the nine months ended March 31, 1999 from $6.7 million during the comparable period in 1998. The increase in income from operations for the 1999 period was primarily attributable to the increase in net sales, offset in part by increased selling and shipping expenses and general and administrative costs. As a percentage of net sales, income from operations decreased to 15.0% for the nine months ended March 31, 1999 from 17.1% during the comparable period in 1998. The decrease in income from operations as a percentage of net sales was primarily attributable to an increase in sales of lower-margin products.

     Interest expense. Interest expense increased by $2.9 million, or 115.4%, to $5.4 million during the nine months ended March 31, 1999, from $2.5 million during the comparable period in 1998. The increase in interest expense is primarily related to the interest associated with the increase in Company debt in April 1998, associated with the issuance by U.S. Home & Garden Trust I, a subsidiary of the Company, of certain trust preferred securities, and borrowings under the Company's credit facility to finance the acquisition of Ampro Industries, Inc.

     Income taxes. Income tax expense decreased to $1.8 million during the nine months March 31, 1999 from $1.9 million during the comparable period in 1998, primarily due to the decrease in net income before taxes. The income tax expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

     Net income. Net income decreased by $68,000, or 2.6%, to $2.5 million during the nine months ended March 31, 1999 from $2.6 million during the comparable period in 1998. Diluted net income per common share decreased $.01 to $.11 per share for the nine months ended March 31, 1999 from $.12 per share during the comparable period in 1999. The decrease in diluted income per share is primarily attributable to more weighted average common and common equivalent shares outstanding in the nine months ended March 31, 1999 compared to the comparable period in the prior year due to the Company selling 4.3 million shares of common stock in a December 1997 public offering, offset in part by the Company repurchasing common stock for approximately 1,793,000 shares during the twelve months ended March 31, 1999. In addition, the Company repurchased unit purchase options in the last twelve months that also reduced the weighted average common and common equivalent shares outstanding in the nine months ended March 31, 1999.

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

     Sales of the Company's agriculture products, which were not material during the three and nine months ended March 31, 1999, are also seasonal. Most shipments occur during the agriculture cultivation period from March through October.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through cash generated by operations, net proceeds from the Company's private and public sales of securities and borrowings from lending institutions.

     At March 31, 1999, the Company had consolidated cash and short-term investments totaling $3.3 million and working capital of $31.8 million. At June 30, 1998, the Company had consolidated cash and short-term investments totaling $27.1 million and working capital of $46.7 million. In addition to the decrease in working capital associated with the seasonal nature of the Company's business, $24.6 million was used for the purchase of substantially all the assets used in the business of Ampro Industries, Inc. and $7.3 million was used for the repurchase of common stock for treasury during the nine months ended March 31, 1999. This decrease was partially offset by proceeds from the Company's bank line of credit of $31 million.

     Net cash used in operating activities during the nine months ended March 31, 1999 was $17.5 million consisting primarily of an increase in inventory and accounts receivable, offset in part by net income and depreciation and amortization for the period.

     Net cash used in investing activities during the nine months ended March 31, 1999 was $29.7 million consisting primarily of cash used for the purchase of Ampro Industries Inc., and cash used for the purchase of property and equipment and package design.

     Net cash provided by financing activities during the nine months ended March 31, 1999 was $23.3 million consisting primarily of proceeds from the Company's bank line of credit, partially offset by the repurchase of approximately 1,557,000 shares of common stock for treasury in the amount of $7.3 million.

     At this time the Company is unable to quantify the impact on its financial results for the quarter ending June 30, 1999 of certain anticipated non-recurring restructuring charges expected to arise from the Company's previously announced realignment of its operations that commenced in the quarter ended March 31, 1999.

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

     As of March 31, 1999, the Company has a net deferred tax liability of $1,025,000 primarily relating to depreciation and amortization in excess of the book amount. The deferred tax asset of $522,000 relates to the allowance for accounts receivable, vacation accrual and certain other balance sheet reserves.

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

Year 2000

Overview and Background

     The Company has implemented a project ("the Project") to address the Year 2000 readiness of its information technology systems (e.g. telephones, alarm systems, copy machines, computer systems, etc.) which have embedded technology (collectively referred to as Systems). Additionally, the Project includes the assessment of the Year 2000 readiness of the Company's significant suppliers and customers.

Status of the Project

     The Project is divided into four separate phases - Planning and Awareness, Inventory, Assessment, and Remediation.

     The Planning and Awareness phase began in October 1997 and has been completed. This phase included: (i.) development and approval of the Project charter, (ii.) formation of a Project management team to carry out the Project charter, (iii.) identification and assessment of overall Project risks and (iv.) development of a Project budget.

     The Inventory phase began in January 1998 and has been completed. This phase included: (i.) identification of significant Systems to be assessed and (ii.) identification of all significant suppliers and customers.

     The Assessment phase began in November 1998 and is substantially complete as of March 1999. This phase involves: (i.) contacting vendors of significant Systems to assess the Year 2000 readiness of those systems, (ii.) testing of the assertions made by the vendors of significant Systems', (iii.) contacting significant suppliers and customers in order to understand their state of Year 2000 readiness, (iv.) assessment of assertions made by significant suppliers and customers, (v.) determination of the extent of which remediation will be required to ensure Year 2000 readiness and (vi.) development of contingency plans to the extent considered necessary. Although the Company's assessment identified certain systems that were not currently Year 2000 compliant, these systems have either been corrected or entered the remediation phase.

     The Remediation phase began concurrently with the Assessment phase. Systems identified during the Assessment phase as not Year 2000 compliant immediately enter the Remediation phase. The Remediation phase is projected to be completed by mid 1999 and is currently on schedule. The activities that will be undertaken during this phase include: (i.) repairing, replacing or reprogramming all significant Systems that are not Year 2000 compliant; (ii.) validation and testing of remediated Systems; and (iii.) establishment and completion of action plans to address any Year 2000 issues with significant customers or suppliers.

     To date, none of the Company's other information technology projects or initiatives have been delayed or materially affected due to the implementation of the Project.

Costs

     The Company has and will utilize primarily internal resources to carry out the Project. Costs incurred to ensure the Company's Systems are Year 2000 compliant have not been and are not expected to be material to the Company's results of operations, financial position or cash flows. The Project's costs are expensed as incurred.

Risks and Contingencies

     The Company believes the Project will meet its Year 2000 objectives in a timely manner. However, the Company has not yet completed all necessary phases of its Year 2000 initiatives. The ability of suppliers and customers with which the Company interacts to timely convert their systems to Year 2000 compliant is somewhat uncertain and not directly under the control of the Company. The Company conducts operations in various markets worldwide which may not be Year 2000 compliant because of many factors, including, but not limited to, lack of resources and lack of attention to the Year 2000 issue. Disruptions in the economy generally resulting from Year 2000 issues could also have an adverse affect on the Company's operations. Such failures could materially and adversely effect the Company's results of operations, liquidity and financial position.

     The Company is dependent on several single source raw material manufacturers for supply of such products as weed block fabric and shade cloth fabric. Additionally, demand for the Company's products by the Company's customers is dependent on the ability of certain high volume customers to have effective systems in place such that Year 2000 issues do not negatively effect demand. In the event of a major economic slowdown as a result of Year 2000 issues, the Company would likely be adversely effected in kind. When the economy is depressed, the home and garden industry generally is depressed as well. Failure in the systems of the Company's major suppliers or the Company's major customers could have adverse effect on the company.

     The Company has substantially completed its initial contingency plans. These contingency plans will be continually updated as the Project progresses and new information becomes available regarding the remediation of systems that are not Year 2000 compliant. However, the Company's contingency plans have not yet been tested to ensure that they will provide adequate safeguards for Systems that are ultimately not Year 2000 compliant. The Company intends to continue evaluating its contingency plans until Project completion.

     The Project's estimated percentage of completion, estimated completion dates for the various phases, and estimated costs are dependent upon management's assumptions of certain future events, such as compliance efforts, the availability of personnel trained in this area, and the ability to locate and correct relevant computer codes in all significant Systems. There can be no assurance that third parties on which the Company relies will succeed in their Year 2000 compliance efforts or that failure by a third party would not have a material adverse effect on the Company's results of operations or financial condition.


Item 3 - Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

                           Part II - OTHER INFORMATION

Item 2.  Changes in Securities

          During the quarter ended March 31, 1999 the vesting periods of previously issued options to purchase an aggregate of 382,500 shares of the Company's common stock at $1.69 per share were extended from four years to ten years and the termination dates of 132,500 of such options were extended from three years to five years.

          Adoption of Preferred Share Purchase Rights Plan.

          During the quarter ended March 31, 1999 the Company filed a certificate of amendment to its Certificate of Incorporation with respect to the designation of a class of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Shares"). The class of Preferred Shares was created in connection with the Company's previously announced adoption of its stockholder rights plan (the "Rights Plan") which grants a purchase right (a "Right") for each outstanding share of the Company's common stock held by holders of record on the close of business on October 1, 1998 (the "Record Date"). Each Right, which is attached to the Company's common stock, entitles the registered holder, under certain circumstances, to purchase from the Company one one-thousandth of a Preferred Share of the Company at a price of $22 per one one-thousandth of a Preferred Share.

          The Rights will generally be exercisable only if a person or group of affiliated or associated persons have acquired beneficial ownership of 12% or more of the outstanding shares of the Company's common stock or commences, or announces an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 12% or more of the outstanding shares of the Company's common stock. The Rights will expire on October 1, 2008, unless such date is extended or unless the rights are earlier redeemed or exchanged by the Company.

          The Rights Plan is designed to help ensure that the Company's stockholders receive fair treatment in the event of an unsolicited attempt to gain control of the Company and was not adopted in response to any specific takeover threat.

          The description and terms of the Rights are set forth in a Rights Agreement between the Company and Continental Stock Transfer & Trust Company, as Rights Agent

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          3.1 Amendment to Certificate of Incorporation to designate a class of series A junior participating preferred stock.

          27.1 Financial Data Schedule for the Quarter ended March 31, 1999.*

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.


----------
* (For SEC use only)

                                   SIGNATURES6

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 12, 1999
                                        U.S. Home & Garden Inc.
                                                 (Registrant)


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