Form 10-K
period 1999-06-30
US HOME & GARDEN INC
filed 1999-10-08
CIK 879911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K



(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this FormE10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the closing sale price) on September 20, 1999 was approximately $ 46,011,000.

     As of September 20, 1999, 19,476,097 shares of the registrant's Common Stock, par value $.001 per share were outstanding.

                    Documents Incorporated By Reference: None

                                     Part I.


Item 1. Business

     The  Private  Securities  Litigation  Reform  Act of 1995  provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements of the Company in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, ability to successfully integrate recently acquired companies and products lines, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, and the general condition of the economy and its effect on the securities markets and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

General

     The  Company is a leading  manufacturer  and  marketer  of a broad range of consumer lawn and garden products. The Company's products include weed preventive landscape fabrics, fertilizer and plant food spikes, decorative landscape edging, weed trimmer replacement heads, shade cloth, lawn and garden fencing, specialty combinations of mulch, fertilizer, grass and flower seeds and root feeders, which are sold under recognized brand names such as WeedBlock(R), Jobe's(R), Emerald Edge(R), Weed Wizard(R), Shade Fabric(TM), Ross(R), Tensar(R), Amturf(R) and Landmaster(R). The Company believes that it has significant market share and favorable brand-name recognition in several of its primary product categories. The Company markets its products through most large national home improvement and mass merchant retailers ("Retail Accounts"), including Home Depot, Lowe's, Kmart, Wal-Mart, Ace Hardware and Home Base.

     The Company was organized under the laws of the State of California in August 1990 under the name Natural Earth

Technologies, Inc. In January 1992 the Company reincorporated under the laws of the State of Delaware and in July 1995 changed its name to U.S. Home & Garden Inc. The Company's lawn and garden operations are conducted through its subsidiary Easy Gardener, Inc. ("Easy Gardener") and Easy Gardener's subsidiaries, Ampro Industries, Inc. ("Ampro"), and the Company's agricultural products operations are conducted through its subsidiary Golden West Agri-Products, Inc. ("Golden West"). Unless the context suggests otherwise, references in this Report to the Company mean U.S. Home & Garden Inc. and its subsidiaries. The Company's executive offices are located at 655 Montgomery Street, Suite 500, San Francisco, California 94111, and its telephone number is
(415) 616-8111.

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

Prior Acquisitions.

     Since August 1992, the Company has consummated the following ten (10) acquisitions of companies or product lines for a total of over $107 million in consideration:

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

o Weed Wizard, Inc. A manufacturer and distributor of weed trimmer replacement heads, which was acquired in February 1998 for approximately $16.0 million (plus an additional $1.7 million for excess working capital and acquisition expenses), of which approximately $5.0 million was based on the value of certain net assets acquired.

o Landmaster Products, Inc. A manufacturer and distributor of polyspun landscape fabrics for use by consumers and professional landscapers, substantially all of whose assets were acquired in March 1998 for approximately $3.0 million (plus an additional $600,000 for certain assets and acquisition expenses), of which approximately $750,000 was based on the value of certain assets acquired.

o Tensar(R) consumer products line of The Tensar Corporation. A line of lawn and garden specialty fencing, which was acquired from The Tensar Corporation in May 1998 for approximately $5.4 million in cash plus an additional $1.0 million for inventory.

o Ampro Industries, Inc., a manufacture and distributor of lawn and garden products including specialty grass and flower seeds which was acquired in October 1998 for approximately $24.6 million, plus the cost of certain inventory acquired with a potential additional purchase price amount contingent upon the acquired business achieving certain specified levels of EBITDA (as defined in the purchase agreement). An additional $1.0 million was paid for a non-compete agreement.

o E-Garden, Inc. A supplier of gardening related products which are sold over the internet under the domain name "egarden.com" which was acquired in June 1999 for approximately $400,000, plus expenses of approximately $100,000. Up to $250,000 of additional purchase price is contingent upon E-Garden's net sales exceeding certain targets for each of the years during the three-year period ending June 30, 2002.


Products

     Landscape Fabric. The Company markets different types of landscape fabric in varying thicknesses and strengths under the trade names WeedBlock(R), WeedBlock 6(TM), MicroPore(R), Pro WeedBlock(TM), Weedshield(TM) and Landmaster(R). Landscape fabrics allow water, nutrients and oxygen to filter through to the soil but prevent weed growth by blocking sunlight. The Company's primary landscape fabrics are made from non-woven fabrics which are generally manufactured with extruded polymers, pressed or vacuum formed into thin sheets having the feel and texture of light plastics. For the fiscal years ended June 30, 1997, 1998 and 1999, sales of landscape fabric represented approximately 44%, 39% and 37%, respectively, of the Company's net sales.

     Fertilizer, Plant Food and Insecticide Spikes. Fertilizer spikes deliver plant food nutrients directly to the root of the plant, an alternative method of maintaining plant health to surface-delivered liquid or solid fertilizers. Some of the Company's fertilizer spikes have the added feature of containing an insecticide for the control of unwanted insects. The Company markets a variety of indoor and outdoor specialty fertilizer and plant food spikes primarily under the Jobe's(R) tradename, one of the most recognized brands in the consumer lawn and garden industry. For the year ended June 30, 1999, sales of fertilizer, plant food and insecticide spikes constituted approximately 13% of the Company's net sales. For the years ended June 30, 1997 and 1998, sales of fertilizer, plant food and insecticide spikes constituted approximately 24% and 20%, respectively, of the Company's net sales.

     Landscape Edging. The Company markets a variety of resin-based decorative landscape edgings under trade names including Emerald Edge and Terra Cotta Tiles(TM). The Company's decorative edgings are used by consumers to define the perimeter of planting areas with a variety of designs which include stone, log, terra cotta tiles and picket fences.

     Shade Cloth. The Company markets shade cloth fabrics in a variety of sizes and colors. Shade cloth is utilized generally in conjunction with some type of outdoor structure such as a patio veranda, and provides shade, privacy or protection from wind for people, plants and pets. The Company markets shade cloth fabrics as an exclusive United States retail distributor of a shade cloth manufacturer pursuant to an agreement that expires on December 31, 2000.

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

     Mulch, Fertilizer, Grass and Flower Seed. The Company distributes specialty combinations of mulch, fertilizer, grass and flower seeds. Consumers spread this "ready-to-grow" combination and only need to water regularly, for a green lawn or colorful flower garden.

     Other Products. In addition to landscape fabrics, fertilizer, plant food and insecticide spikes, landscape edging, shade cloth, fertilizer and root feeders, weed trimmer replacement heads and lawn and garden fencing and specialty combinations of mulch, fertilizer, grass and flower seeds, the Company also sells other complementary lawn and garden products for the home gardener. The products include a line of animal repellents that are formulated to deter dogs, cats, deer and rabbits from destroying garden and landscape environs, a variety of protective plant and tree covers, bird and animal mesh blocks, protective garden and tree netting to prevent animal damage, synthetic mulch and fabric pegs.

     Agricultural Products. The Company, through Golden West, manufactures and distributes certain humic acid-based agricultural products for use on farms and orchards. Golden West generally sells its products to agricultural distributors, which in turn market Golden West's products to farms and orchards. The principal agricultural products manufactured or distributed by the Company are:
Energizer(R), a formulation of humic acids which, when applied in conjunction with liquid fertilizers, permits crops to absorb a greater amount of the nutrients in the fertilizer; Penox(R), a surfactant, or penetrating wetting agent, that contains humic acid which, when applied in conjunction with herbicides, defoliants and other agricultural products, increases their effectiveness; and Powergizer(R), a foliar nutrient, or plant food, containing humic acid which promotes growth and vigor in many types of crops. Sales of the Company's agricultural products accounted for less than 1% of the Company's net sales in fiscal 1999.

Conversion, Manufacturing and Supply

     Lawn and Garden Products

     Except for the materials for WeedBlock, which are obtained from a single source, the basic materials for the Company's lawn and garden products are purchased from a variety of suppliers. All of such materials are converted, packaged and shipped by the Company from either its Waco, Texas facility or its Paris, Kentucky facility, its Bradley, Michigan facility or at a facility located in Englewood, Colorado.

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

     The nylon product body (rotary head) and the plastic blades and the chain links used in the Company's weed trimmer replacement heads are manufactured for the Company pursuant to open purchase orders. The Company assembles and packages the weed trimmer replacement heads, at its Bradley, Michigan facility, with the aid of an electronic packaging machine.

     The Company purchases most of the material used to manufacture its resin based fencing from The Tensar Company pursuant to an agreement that expires in May 2000. The material is then sized and cut for consumer sale at the Company's Waco, Texas facility.

     The Company manufactures its Ampro and Amturf "ready-to-grow" combination mulch, fertilizer and seed products at its Bradley, Michigan facility. Newsprint is shredded and processed into mulch and then combined with seed and fertilizer. The mixture is now packaged in bags, boxes or canisters.

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

Customers

     The Company's customers include home improvement centers, mass merchandisers, hardware stores, nurseries, and garden centers and other retail channels throughout the United States. The Company's three largest customers for fiscal 1999, Home Depot, Lowes and Kmart, accounted for approximately 24%, 9% and 7%, respectively, of its net sales during such year. During fiscal 1998, Home Depot, Lowes and Kmart, accounted for approximately 26%, 11% and 7%, respectively of its net sales during such year. During fiscal 1997, Home Depot, Lowes and K-Mart, accounted for approximately 26%, 10% and 7%, respectively, of the Company's net sales. The Company's ten largest customers as a group accounted for 63% and 59% of its net sales during fiscal 1998 and 1999, respectively. Sales to such customers are not governed by any contractual arrangement and are made pursuant to standard purchase orders. While the Company believes that relations with its largest customers are good, the loss of any of these customers could have an adverse effect upon the results of operations of the Company.

     The Company's sales are concentrated in the United States, with international sales (primarily in Europe and Canada) accounting for approximately 4% of the Company's net sales for fiscal 1999. The Company is currently attempting to develop relationships with distributors outside of the United States.

Sales and Marketing

     The Company's sales and marketing efforts have recently been reorganized to improve both the efficiency and effectiveness of the Company's consolidated businesses. Selling efforts are coordinated by three key managers, namely, the National Accounts Director and two Divisional Sales Managers who, in turn, direct the activities of the Company's eight Regional Sales Managers. Because of the service oriented nature of the Company's business, the sales managers devote a substantial amount of their time to servicing and maintaining relationships with the Company's largest customers in addition to managing the overall sales operations. The Company also utilizes the services of over 30 non-exclusive independent sales organizations. This new integrated sales approached is designed to help achieve sales of all products to all customers.

     The Company's marketing activities are coordinated by its National Marketing Manager. In addition to designing and developing the Company's distinctive packaging and overall advertising and promotional activities, the Marketing Manager works closely with the sales organization to help develop programs which are tailored to the strategies of the Company's key retail accounts.

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

     The Company spent approximately $3.8 million, in fiscal 1999 on a combination of media development, print, radio and television advertising, co-operative advertising (advertising done in conjunction with retailers), attendance at trade shows and public relations to promote awareness, understanding and brand identification of its lawn and garden products.

     The Company utilized a substantial portion of its marketing budget for fiscal 1999 on co-op advertising in conjunction with key retail customers.

E-Commerce Initiative

     The Company recently commenced selling products on the Internet on a business-to-business basis through its website www.egarden.com. The Company intends to expand this site to include a new product auction site that will be accessible from the home page of egarden.com. Beginning in November 1999, the Company's customers will be able to benefit from increased buying options and conduct business-to-business bidding as well as private non-auction business-to-business on a wide variety of lawn and garden products including the Company's niche garden products. The site is being developed in conjunction with a leading provider of Web auction software. The Company's auction site for egarden.com will be accessed through gardenersauction.com and garden.wholesalexchange.com.

     The Company receives a fee for facilitating a business-to-business online transaction on either a private or auction basis. The Company's web site allows it to make its products available to retailers who do not purchase through the traditional industry distribution channel. The Company's Web site also serves as an online resource to manufacturers and lawn and garden industry professionals seeking information on such items as raw material pricing, business trends of public and private companies, merger and acquisition activity, stock quotes, news, industry events, and other helpful information in one convenient location.

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

     In addition, in July 1999 the Company contracted to implement during the fiscal year ending June 30, 2000 the QAD Applications e-business supply-chain enabled enterprise planning software at its executive offices and at several of its subsidiaries.

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

Competition

     The consumer lawn and garden care industry is highly competitive and somewhat fragmented. The Company competes with a combination of national and regional companies including catalog and Internet e-commerce businesses specializing in the marketing of lawn and garden care products. The Scotts Company, in particular, has captured a significant and controlling share in a variety of categories with their recent acquisition of the Ortho brand and the licensing of the Roundup brand for the consumer market. Scotts also markets products under the Scotts and Miracle-Gro brands which compete both directly and indirectly with the Company's products. Many of the Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in frequent and extensive advertising and promotional programs. Many of these companies have substantially greater financial, technical, marketing and other resources than the Company.

     Large, dominant manufacturers, which manufacture and sell lawn and garden products, such as the Scotts Company, and other lawn and garden care companies have, in the past, manufactured and marketed landscape fabrics. Currently, few of such competitors compete with the Company in this industry. Nevertheless, well capitalized companies and smaller regional firms may develop and markets landscape fabrics and compete with the Company for customers who purchase such products.

     Among the Company's competitors in the lawn and garden market for the Jobe's spike line of fertilizer and insecticide products and the Ampro combination mulch, seed and fertilizer line of products is the Scotts Company, who markets competing products under the Miracle-Gro brand. Competition for the Company's agricultural products consist of other manufacturers of products that are humic acid based but that utilize formulas that are different from Golden West's. These competitors include Monterey Chemical Corporation and Custom Formulators, Inc. The Company competes with a variety of regional lawn and garden manufacturers in the markets for landscape edging, shade cloth and root feeders. Competition for the Company's weed trimmer replacement heads consist of other manufacturers of weed trimming replacement part products using nylon based lines and blades. These include CMD Products.

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

     Environmental Regulation. The Company's manufacturing operations are subject to various evolving federal, state and local laws and regulations relating to the protection of the environment, which laws govern, among other things, emissions to air, discharges to ground, surface water, and groundwater, and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require manufacturers to obtain permits for these emissions and discharges. Failure to comply with environmental laws or to obtain, or comply with, the necessary state and federal permits can subject the manufacturer to substantial civil and criminal penalties. Easy Gardener operates two manufacturing facilities and Ampro, Weatherly and Weed Wizard each operate one manufacturing facility. Although the Company believes that its material manufacturing facilities are in substantial compliance with applicable material environmental laws, it is possible that there are material environmental liabilities of which the Company is unaware. If the costs of compliance with the various existing or future environmental laws and regulations including any penalties which may be assessed for failure to obtain necessary permits, exceed the Company's budgets for such items, the Company's business could be adversely affected.

     Potential Environmental Cleanup Liability. The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and many similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been discharged, as well as on persons who generate, transport, or arrange for disposal of hazardous wastes at a particular site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located. Easy Gardener operates two manufacturing facilities and Ampro, Weatherly and Weed Wizard each operate one manufacturing facility. Moreover, the Company or its predecessors have owned or operated other manufacturing facilities in the past and may have liability for remediation of such facilities in the future, to the extent any is required. In this regard, Weatherly previously owned a facility that was the subject of certain soil remediation activities. Although this facility was sold by Weatherly prior to the Company's acquisition of Weatherly, there can be no assurance that the Company will not be liable for any previously existing environmental contamination at the facility. Moreover, although the purchaser of the facility indemnified Weatherly for any environmental liability and the sellers of Weatherly, in turn, indemnified the Company from such liability, there can be no assurance that, if required, the indemnifying parties will be able to fulfill their respective obligations to indemnify the Company. Furthermore, certain business operations of the

Company's subsidiaries also involve shipping hazardous waste off-site for disposal. As a result, the Company could be subject to liability under these statutes. The Company could also incur liability under CERCLA or similar state statutes for any damage caused as a result of the mishandling or release of hazardous substances owned by the Company but processed and manufactured by others on the Company's behalf. As a result, there can be no assurance that the manufacture of the products sold by the Company will not subject the Company to liability pursuant to CERCLA or a similar state statute. Furthermore, there can be no assurance that Ampro, Easy Gardener, Weatherly or Weed Wizard will not be subject to liability relating to manufacturing facilities owned or operated by them currently or in the past.

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

     In connection with its acquisition of the assets of Easy Gardener Inc. in September 1994, the Company acquired certain trademarks and copyrights used by Easy Gardener, Inc. in connection with its business including, but not limited to, the trademarks, Weedblock(R), Easy Gardener(R), Weedshield(TM), Micropore(R) and Birdblock(R). In connection with its acquisition of Weatherly, the Company acquired certain patents, as well as certain copyrights and trademarks used in connection with Weatherly's business including, but not limited to, Jobe's(R), Ross(R), Green Again(R), Gro-Stakes(R), Tree Gard(R) and XP-20(R). The Company also acquired certain patents and trademarks when it acquired the assets of Emerald Products, LLC and also acquired certain trademarks in connection with its purchase of the Plasti-Chain line of products from Plastic Molded Concepts, Inc. In connection with its acquisition of Weed Wizard, Inc., the Company acquired the Weed Wizard(TM) product patent and trademark. The Company also acquired the trademark Landmaster(R) in connection with its acquisition of the assets of Landmaster Products, Inc. In addition, the Company acquired the trademarks Polyspun 300(R), Nature Shield(R) and Diamondback(R) in connection with its acquisition of the Tensar(R) consumer product line. In connection with the acquisition of the Tensar(R) consumer product line, The Tensar Corporation granted to the Company an exclusive royalty-free perpetual license to use the trademark Tensar(R) in connection with a wide range of polymeric grid, mesh, net and related products supplied to the Company by The Tensar Corporation. In connection with its acquisition of Ampro, the Company acquired certain trademarks used in connection with Ampro's business including, but not limited to, Amturf(R). There can be no assurance that the Company will apply for any additional trademark or patent protections relating to its products or that its current trademarks and patents will be enforceable or adequately protect the Company from infringement of its proprietary rights.

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

Product Liability

     The Company, as a manufacturer of lawn and garden care and pesticide products, may be exposed to significant product liability claims by consumers. Although the Company has obtained product liability insurance coverage for U.S. Home & Garden Inc., Golden West, Easy Gardener and Weatherly in the aggregate amount of $2.0 million, and for Weed Wizard and Ampro in the aggregate amount of $2.0 million (with all policies limited to $1.0 million per occurrence), and has obtained three umbrella policies in the amounts of $15.0 million, $25.0 million and $15.0 million, respectively, there can be no assurance that such insurance will provide coverage for any claim against the Company or will be sufficient to cover all possible liabilities. In the event a successful suit is brought against the Company, unavailability or insufficiency of insurance coverage could have a material adverse effect on the Company. Moreover, any adverse publicity arising from claims made against the Company, even if such claims were not successful, could adversely affect the reputation and sales of the Company's products.

Employees

     As of September 20, 1999 the Company had 272 full-time employees. Of such employees, three are executive officers of the Company, 71 were engaged in administration and finance, 38 were engaged in sales and marketing, 65 were engaged in warehouse, shipping and receiving, 87 were engaged in production and 8 were temporary full-time employees working in warehouse shipping, receiving and productions. None of the Company's employees are covered by collective bargaining agreements. The Company believes that it has a good relationship with its employees.

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

     Easy Gardener leases approximately 250,000 square feet of office and warehouse space in Waco, Texas for which the Company pays $17,918 per month in rent, pursuant to a lease agreement that expires on February 28, 2001. Easy Gardener's facilities contain landscape fabric converters, packaging equipment and warehouse and shipping facilities.

     Weatherly leases approximately 72,000 square feet of manufacturing and warehouse space in Paris, Kentucky for $10,833 per month in rent pursuant to a lease that expires on June 30, 2001. The Company also leases an additional 53,000 feet of warehouse space in Paris, Kentucky for $5,417 per month in rent pursuant to a lease that expires on May 6, 2000.

     Golden West's offices are located in Merced, California in approximately 900 square feet of space it leases for $1,294 per month base rent, with rent increases at a rate of 4% a year. The lease expires in June 2001 subject to the Company's option to renew the lease for an additional one year period.

     Ampro owns approximately 200,000 square feet of building on approximately 150 acres of land in Bradley, Michigan. Approximately 60,000 square feet of this facility was built with grant proceeds received from the Michigan Department of Natural Resources (MDNR) in 1994 in which the MDNR has a security interest over the grant period of ten years. The grant proceeds have been recorded as deferred revenue and is being amortized over the grant period.

     With respect to the storage, packaging and distribution of certain of the Company's landscape fabric products, Easy Gardener has entered into a management agreement with Landmaster Products, Inc. (the "Management Agreement") pursuant to which the Company is provided with warehouse space in Englewood, Colorado. The Management Agreement expires on October 21, 2000. The Company currently pays a management fee of $31,500 per month.

Item 3. Legal Proceedings

     In August 1999 an action was commenced against the Company and its subsidiary, Ampro, in the Circuit Court of the State of Michigan, County of Kent, by H. Kenneth W. Hilbert, E. Scott Hilbert, John R,. Hilbert and Omer Messer, who were principal stockholders of Ampro immediately prior to its acquisition by the Company. The plaintiffs allege that the Company has breached certain terms of the stock purchase agreement pursuant to which it acquired Ampro (the "Agreement") that allegedly require the Company to make certain additional payments to the plaintiffs and that the Company took certain actions that prevented Ampro from achieving certain earnings levels that would have triggered additional contingent payments to the plaintiffs under the Agreement. Plaintiffs seek to recover unspecified damages, together with interest, costs and attorneys fees and an accounting by Ampro with respect to certain financial information. Plaintiffs have also notified the Company that they intend to arbitrate certain other issues concerning closing adjustments under the Agreement. The Company intends to vigorously defend these matters and to impose certain counter-claims against the defendants.

Item 4. Submission of Matters to a Vote of Security Holders.

     An Annual Meeting of Stockholders was held on June 14, 1999 at which time the following directors were reappointed to serve until the Annual Meeting of Stockholders of the Company to be held in the year 2000:

                                   Votes For            Votes Withheld
                                   ---------            --------------

Robert Kassel                      16,786,134              328,138
Richard Raleigh                    16,960,659              153,613
Maureen Kassel                     16,702,219              412,053
Fred Heiden                        16,881,644              232,628
Jon Schulberg                      16,881,044              233,228

     In addition, at the Meeting, the stockholders approved the adoption of the Company's 1999 Stock Option Plan by a vote of 15,091,024 in favor, 1,916,569 against and 106,679 abstaining. There were no broker non-votes with respect to this proposal.

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

               Year Ended June 30, 1999
                                                      High      Low
                                                      -------------

               First Quarter..............           $6 1/2    $3 1/2
               Second Quarter.............            5 9/16    3 5/8
               Third Quarter .............            6 3/16    3 5/8
               Fourth Quarter.............            6 7/8     3 11/16


               Year Ended June 30, 1998
                                                        High     Low
                                                      -------------

               First Quarter.........                $5 1/16   $2 15/16
               Second Quarter........                 5 1/8     3 7/8
               Third Quarter.........                 7 13/16   4
               Fourth Quarter........                 7 3/8     5 3/8

     As of September 20, 1999, the number of stockholders of record of the Company's Common Stock was 208. The Company believes that, in addition, there are in excess of 500 beneficial owners of its Common Stock whose shares are held in "street name".

     In June 1999, the Company extended by ten years the expiration date of options to purchase 161,333 shares of Common Stock previously granted to Robert Kassel. The foregoing options were exercisable at an average exercise price of $1.69 per share and the transactions were exempt from the registration requirements of the Securities Act of 1933 by virtue of Sections 2(a)(3) or 4(2) thereof.

     The Company has not paid any cash dividends on its common stock to date and does not expect to declare or pay any cash or stock dividends in the foreseeable future. The lending agreement between the Company and its primary lending institution prohibits the Company from paying dividends without the lender's consent.

Item 6. Selected Financial Data
                      (in thousands, except per share data)

     The following selected financial data at and for the years ended June 30, 1995, 1996, 1997, 1998 and 1999 has been derived from the Company's audited consolidated financial statements. Such information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

      Statement of Income Data:
                                                           1995            1996            1997            1998            1999
                                                       ------------    ------------    ------------    ------------    ------------
    Net sales ...................................      $     19,692    $     27,031    $     52,046    $     67,149    $     89,346

    Cost of sales ...............................             9,151          12,670          23,649          30,431          44,176
                                                       ------------    ------------    ------------    ------------    ------------

    Gross profit ................................            10,541          14,361          28,397          36,718          45,170
                                                       ------------    ------------    ------------    ------------    ------------

    Selling, shipping, general and administrative             7,152          10,612          17,745          23,065          32,924
    expenses

    Restructuring charges .......................              --              --              --              --             1,964
                                                       ------------    ------------    ------------    ------------    ------------

    Income from operations ......................             3,389           3,749          10,652          13,653          10,282
                                                       ------------    ------------    ------------    ------------    ------------

    Other income (expense) ......................            (1,776)         (1,940)         (3,262)         (3,077)         (6,883)

    Income tax (expense) benefit ................               (38)            715          (3,200)         (3,600)         (1,350)
                                                       ------------    ------------    ------------    ------------    ------------

    Income before extraordinary expense .........             1,575           2,524           4,190           6,976           2,049

    Extraordinary expense, net of
    income taxes ................................              --              --            (1,007)         (1,450)           --
                                                       ------------    ------------    ------------    ------------    ------------

    Net income ..................................      $      1,575    $      2,524    $      3,183    $      5,526    $      2,049
                                                       ============    ============    ============    ============    ============

    Income per share before extraordinary
    expense:

    Basic .......................................      $        .19    $        .25    $        .31    $        .39    $        .10

    Dilutive ....................................      $        .16    $        .19    $        .26    $        .31    $        .09

    Net income per share:

    Basic .......................................      $        .19    $        .25    $        .23    $        .31    $        .10

    Dilutive ....................................      $        .16    $        .19    $        .20    $        .24    $        .09


    Weighted average number of common
    and  common equivalent shares
    outstanding:

    Basic .......................................         8,376,000      10,206,000      13,695,000      17,776,000      19,621,000

    Dilutive ....................................        10,125,000      13,361,000      16,068,000      22,808,000      23,595,000


Balance Sheet Data:

                                                   June 30,
                              ------------------------------------------------
                              1995        1996       1997       1998      1999
                              ----        ----       ----       ----      ----

Working capital             $  3,326    $  5,328   $  2,292   $ 46,743  $ 32,874
Intangible assets, net        16,692      17,167     44,364     63,395    82,197
Total assets                  28,140      33,584     68,475    126,813   137,464
Short-term debt                2,200       3,650      8,990       --
Long-Term debt                 8,000       6,238     17,570     63,250    78,750
Total liabilities             12,800      14,214     36,549     75,214    90,980
Stockholders' equity          15,339      19,370     31,926     51,599    46,484

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly-owned subsidiaries, E*Garden, Ampro, Easy Gardener and Golden West, and through Easy Gardener's wholly-owned subsidiaries, Weatherly and Weed Wizard. Since 1992, the Company has consummated ten acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of over $107 million in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill which, in the aggregate, was approximately $82.6 million as of June 30, 1999. The Company is currently amortizing such goodwill using the straight-line method over various time periods ranging from 20 to 30 years and amortization expenses for the fiscal year ended June 30, 1999 were $2.6 million or $0.11 per diluted share. See "Summary of Accounting Policies - Intangible Assets" and Note 1 to Notes to Consolidated Financial Statements.

     The Company's results of operations for the fiscal year ended June 30, 1997 were significantly affected by the acquisition of Weatherly in August 1996. In connection with the acquisition of Weatherly, the Company's outstanding notes payable were refinanced and replaced with a new line of credit (the "Refinancing"). As a result of the Refinancing, the Company was required to record an extraordinary expense of $1.0 million, net of tax benefits, for the fiscal year ended June 30, 1997, which expense consisted of the write-off of deferred finance costs at June 30, 1996 plus prepayment penalties. Such extraordinary expense reduced the Company's dilutive net income per share for fiscal 1997 by $0.06, from $0.26 to $0.20. In addition, as a result of the Company's repayment of all of its outstanding bank debt in April 1998, the Company was required to record an extraordinary expense of $1,450,000, net of income tax benefit in its fiscal year ended June 30, 1998. Such extraordinary expense reduced the Company's dilutive net income per share for fiscal 1998 by $0.07 from $0.31 to $0.24. See Note 14 to Notes to Consolidated Financial Statements.

     The Company's results of operations for the fiscal year ended June 30, 1998 were also significantly affected by the acquisition of Weed Wizard, Inc. in February 1998, certain assets of Landmaster Products, Inc., in March 1998 and the Tensar consumer product line in May 1998. Due to the seasonal nature of the Company's sales the results of operations for fiscal year ended June 30, 1999 were, on a comparative basis, negatively affected by these acquisitions since both the off season and peak season results of operations for the businesses and product lines acquired are included in the results of operations for fiscal year 1999, compared to the prior fiscal year when only the peak season results were included in the Company's results of operations.

     The Company experienced net sales growth of 93% from fiscal 1996 to fiscal 1997, 29% from fiscal 1997 to fiscal 1998 and 33% from fiscal 1998 to fiscal 1999. The Company believes that this growth in net sales was primarily attributable to expansion of its product lines through the acquisitions of complementary lawn and garden businesses and product lines. Net sales were also positively affected by an increase in sales of pre-existing product lines.

Results of Operations

     The following table sets forth for the periods indicated certain selected income data as a percentage of net sales:

                                                  Percentages of Net Sales
                                              --------------------------------
                                                     Year Ended June 30,
                                              ================================
                                               1997         1998         1999
                                              ------       ------       ------

Net sales                                      100.0%       100.0%       100.0%

Cost of sales                                   45.4         45.3         49.4
                                              ------       ------       ------

Gross profit                                    54.6         54.7         50.6

Selling and shipping expenses                   21.6         21.2         21.6

General and administrative expenses             12.5         13.2         15.3

Restructuring charge                            --           --            2.2
                                              ------       ------       ------

Income from operations                          20.5         20.3         11.5

Interest expense, net                           (6.3)        (4.6)        (7.7)

Income tax expense                              (6.2)        (5.4)        (1.5)

Extraordinary expense, net                      (1.9)        (2.1)        --
                                              ------       ------       ------

Net income                                       6.1%         8.2%         2.3%
                                              ------       ------       ------


Fiscal Year Ended June 30, 1999 Compared to Fiscal year Ended June 30, 1998

     Net sales. Net sales increased by $22.2 million, or 33%, to $89.3 million during the fiscal year ended June 30, 1999 from $67.1 million during the comparable period in 1998. The increase in net sales was primarily a result of the October 1998 acquisition of Ampro Industries, Inc. and internal growth of the Company's pre-existing product lines.

     Gross profit. Gross profit increased by $8.5 million, or 23 %, to $45.2 million for the fiscal year ended June 30, 1999, from $36.7 million during the comparable period in 1998. This increase was due primarily to the acquisition of Ampro Industries, Inc.. Gross profit as a percentage of net sales decreased to 50.6% during the fiscal year ended June 30, 1999, from 54.7% during the comparable period in 1998. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase in sales of lower-margin products. The gross profit percent also decreased due to changes in packaging and new machinery resulting in higher and inefficient production costs. Furthermore the gross profit percent decreased due to increased overhead resulting from the inclusion of the off peak season of the acquisitions purchased at the selling season in the fiscal year ended June 30, 1998.

     Selling and shipping expenses. Selling and shipping expenses increased $5.1 million or 35.9%, to $19.3 million during the fiscal year ended June 30, 1999 from $14.2 million during the comparable period in 1998. This increase was primarily the result of an increase in the amount of products shipped, which was a consequence of the October acquisition of Ampro Industries, Inc., the effect on the full fiscal year ended June 30, 1999 of prior acquisitions that occurred during fiscal 1998 along with an increase in sales of pre-existing product lines. Selling and shipping expenses as a percentage of net sales increased to 21.6% during the fiscal year ended June 30, 1999, from 21.2% during the comparable period in 1998. This increase was a result of reorganization expense of the sales force and increased shipping expenses.

     General and administrative expenses. General and administrative expenses increased $4.8 million or 53.9% to $13.6 million during the fiscal year ended June 30, 1999 from $8.9 million during the comparable period in 1998. This increase was primarily due to increased costs relating to acquisitions, including amortization of goodwill and the addition of certain administrative personnel as part of the Company's efforts to build an infrastructure that it believes will be able to more readily integrate any future products or businesses that may be acquired. As a percentage of net sales, general and administrative expenses increased to 15.3% during the fiscal year ended June 30, 1999, from 13.2% during the comparable period in 1998. This is primarily due to the increase of amortization of goodwill and the addition of certain administrative personnel.

     Restructuring charges. The Company incurred a non-recurring restructuring charge of $2.0 million during the fiscal year ended June 30, 1999. This restructuring charge results primarily from the execution of its overall integration and cost reduction strategy, including the consolidation of administrative activities and the rationalization of production and distribution facilities. See Note 16 to Notes to Consolidated Financial Statements.

     Income from operations. Income from operations decreased by $3.4 million, or 24.7%, to $10.3 million during the fiscal year ended June 30, 1999 from $13.7 million during the comparable period in 1998. The decrease in income from operations in actual dollars was primarily due to the $2.0 million restructuring costs and the increase in general and administrative expenses in dollars and as a percentage of net sales during the fiscal year ended June 30, 1999. As a percentage of net sales, income from operations decreased to 11.5% for the fiscal year ended June 30, 1999 from 20.3% during the comparable period in 1998.

     Interest expense. Interest expense increased by $3.8 million, or 108%, to $7.4 million during the fiscal year ended June 30, 1999 from $3.6 million during the comparable period in 1998. The increase in interest expense is primarily related to the interest associated with the increase in debt as a result of financing the Company's various acquisitions.

     Income taxes. Income taxes decreased to $1.3 million during the fiscal year ended June 30, 1999 from $3.6 million during the comparable period in 1998 primarily due to the decrease in income before income taxes which was partially offset by an increase in the Company's effective income tax rate for the year.

     Net income. Net income decreased by $3.5 million, or 62.9% to $2.0 million during the fiscal year ended June 30, 1999 from $5.5 million during the comparable period in 1998. This decrease was primarily attributable to the $2.0 million restructuring costs, sales of lower margin products and the increased costs relating to acquisitions, including amortization of goodwill and the addition of certain administrative personnel. Basic net income per common share decreased $0.21 to $0.10 per share for the fiscal year ended June 30, 1999 from $0.31 per share during the comparable period in 1998. Diluted net income per common share decreased $0.15 to $0.09 per share for the fiscal year ended June 30, 1999 from $.24 per share during the comparable period in 1998. The decrease in both basic and diluted earnings per share is primarily attributable to the decrease in net income.

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

     Interest expense. Interest expense increased by $225,000, or 7%, to $3.6 million during the fiscal year ended June 30, 1998, from $3.3 million during the comparable period in 1997. The increase in interest expense is primarily related to the interest associated with the increase in debt associated with the issuance by U.S. Home & Garden Trust I (the "Trust"), a subsidiary of the Company of Trust Preferred Securities which was partially offset by a decrease in the Company's effective borrowing rate.

     Income taxes. Income tax expense increased to $3.6 million during the fiscal year ended June 30, 1998 from $3.2 million during the comparable period in 1997 primarily due to the increase in the income before income taxes and extraordinary expense which was partially offset by a decrease in the Company's effective income tax rate for the year.

     Extraordinary expense, net. In April 1998, the Company repaid in full the indebtedness outstanding under its then existing credit facility. As a result, the Company was required to record an extraordinary expense of $2.2 million, net of tax benefits of $735,000, during the fiscal year ended June 30, 1998. The expense consisted of deferred finance costs at April 30, 1998, net of accumulated amortization, plus prepayment penalties. In connection with the acquisition of Weatherly, the Company completed the Refinancing. As a result of the Refinancing, the Company was required to record an extraordinary expense of $1.0 million net of tax benefits for fiscal 1997, which expense consisted of deferred finance costs at June 30, 1996 net of accumulated amortization, plus prepayment penalties.

     Net Income. Net income increased by $2.3 million, or 74%, to $5.5 million during the fiscal year ended June 30, 1998 from $3.2 million during the comparable period in 1997. This increase was attributable to the increase in net sales for the year ended June 30, 1998, which was partially offset by the extraordinary expense. Basic net income per common share increased $.08 to $.31 per share for the fiscal year ended June 30, 1998 from $.23 per share during the comparable period in 1997. Diluted net income per common share increased $.04 to $.24 per share for the fiscal year ended June 30, 1998 from $.20 per share during the comparable period in 1997. The increase in both basic and diluted earnings per share is primarily attributable to the increase in net income, which was partially offset by additional weighted average common and common equivalent shares outstanding in the fiscal year ended June 30, 1998 compared to the comparable period in fiscal 1997.

Quarterly Results of Operations and Seasonality

     The Company's sales are seasonal due to the nature of he lawn and garden business, in parallel with the annual growing season. The Company's sales and shipping are most active from late December through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. Sales typically decline by early to mid-summer.

     Sales of the Company's agricultural products, which were not material for fiscal 1999, are also seasonal. Most shipments occur during the period from March through October.

     Set forth below is certain unaudited quarterly financial information:

                                                              Quarter Ended
------------------------------------------------------------------------------------------------------
                                          (in thousands, except percentages and per share data)
------------------------------------------------------------------------------------------------------

                                    September 30,      December 31,         March 31,        June 30,
                                         1997              1997               1998             1998
                                    -------------      ------------        ----------       ----------
Net sales                            $    7,026         $    8,513         $   23,520       $   28,091

   Cost of sales                          3,522              3,857             10,482           12,570
                                     ----------         ----------         ----------       ----------
   Gross profit                           3,503              4,656             13,038           15,521

   Selling, shipping, general
     and administrative                   3,963              4,589              5,967            8,546

Restructuring charges
                                     ----------         ----------         ----------       ----------

Income (loss) from  operations             (460)                67              7,071            6,975

Investment income                            47                 57                245              137

Interest expense                           (853)              (744)              (922)          (1,044)
                                     ----------         ----------         ----------       ----------

Income (loss) before income
  taxes and extraordinary
     expense                             (1,266)              (620)             6,394            6,068

  Income tax benefit (expense)              550                250             (2,700)          (1,700)

Extraordinary expense net
     of taxes                                                                                   (1,450)
                                     ----------         ----------         ----------       ----------

Net income (loss)                    $     (716)        $     (370)        $    3,694       $    2,918
                                     ==========         ==========         ==========       ==========

Diluted net income (loss)
  per share(1)                       $    (0.05)        $    (0.02)        $     0.15       $     0.11
                                     ==========         ==========         ==========       ==========

Weighted average common and
common equivalent shares
outstanding(1)                           14,702             16,384             25,038           25,547
                                     ==========         ==========         ==========       ==========

Net sales                                 100.0%             100.0%             100.0%           100.0%

   Cost of sales                           50.1%              45.3%              44.6%            44.7%
                                     ----------         ----------         ----------       ----------
   Gross profit                            49.9%              54.7%              55.4%            55.3%

   Selling, shipping,general and
     administrative                        56.4%              53.9%              25.4%            30.4%

   Restructuring charges                    0.0%               0.0%               0.0%             0.0%
                                     ----------         ----------         ----------       ----------

Income (loss) from  operations             (6.5%)              0.8%              30.0%            24.9%


Investment income                           0.7%               0.7%               1.0%             0.5%

Interest expense                          (12.1%)             (8.7%)             (3.9%)           (3.7%)
                                     ----------         ----------         ----------       ----------

Income (loss) before income
taxes and extraordinary                   (18.0%)             (7.2%)             27.1%            21.7%
 expense

     Income tax benefit (expense)           7.8%               2.9%             (11.5%)           (6.1%)

Extraordinary expense net of taxes          0.0%               0.0%               0.0%            (5.2%)
                                     ----------         ----------         ----------       ----------
 Net income (loss)                        (10.2%)             (4.3%)             15.6%            10.4%
                                     ==========         ==========         ==========       ==========


                                                              Quarter Ended
------------------------------------------------------------------------------------------------------
                                          (in thousands, except percentages and per share data)
------------------------------------------------------------------------------------------------------

                                    September 30,      December 31,         March 31,        June 30,
                                         1998              1998               1999             1999
                                    -------------      ------------        ----------       ----------
Net sales                            $   10,768         $   15,985         $   34,769       $   27,824

   Cost of sales                          5,312              7,751             16,565           14,548
                                     ----------         ----------         ----------       ----------
   Gross profit                           5,456              8,234             18,204           13,276

   Selling, shipping, general
     and administrative                   6,439              7,730              8,501           10,254

Restructuring charges                                                                            1,964
                                     ----------         ----------         ----------       ----------

Income (loss) from  operations             (983)               504              9,703            1,058

Investment income                           381                116                 15               18

Interest expense                         (1,541)            (1,798)            (2,087)          (1,987)
                                     ----------         ----------         ----------       ----------

Income (loss) before income
  taxes and extraordinary
     expense                             (2,143)            (1,178)             7,631             (911)

  Income tax benefit (expense)              920                510             (3,200)             420

Extraordinary expense net
     of taxes
                                     ----------         ----------         ----------       ----------

Net income (loss)                    $   (1,223)        $     (668)        $    4,431       $     (491)
                                     ==========         ==========         ==========       ==========

Diluted net income (loss)
  per share(1)                       $    (0.06)        $    (0.03)        $     0.19       $    (0.02)
                                     ==========         ==========         ==========       ==========

Weighted average common and
common equivalent shares
outstanding(1)                           20,143             19,837             23,509           22,977
                                     ==========         ==========         ==========       ==========

Net sales                                 100.0%             100.0%             100.0%           100.0%

   Cost of sales                           49.3%              48.5%              47.6%            52.3%
                                     ----------         ----------         ----------       ----------
   Gross profit                            50.7%              51.5%              52.4%            47.7%

   Selling, shipping,general and
     administrative                        59.8%              48.4%              24.4%            36.9%

   Restructuring charges                    0.0%               0.0%               0.0%             7.1%
                                     ----------         ----------         ----------       ----------

Income (loss) from  operations             (9.1%)              3.1%              27.9%             3.8%


Investment income                           3.5%               0.7%               0.0%             0.1%

Interest expense                          (14.3%)            (11.2% )            (6.0%)           (7.1%)
                                     ----------         ----------         ----------       ----------

Income (loss) before income
taxes and extraordinary                   (19.9%)             (7.4% )            21.9%            (3.3%)
 expense

     Income tax benefit (expense)           8.5%               3.2%              (9.2%)            1.5%

Extraordinary expense net of taxes          0.0%               0.0%               0.0%             0.0%
                                     ----------         ----------         ----------       ----------
 Net income (loss)                        (11.4%)             (4.2% )            12.7%            (1.8%)
                                     ==========         ==========         ==========       ==========
----------
(1)  Pursuant to SFAS No. 128,  dilutive  income per share was calculated  using the treasury  stock method except for quarters  reporting a net loss.  Such quarters only reflect issued and outstanding  shares of Common Stock in the weighted average shares outstanding.


Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through cash generated by operations; net proceeds from the Company's private and public sales of securities and borrowings from lending institutions.

     At June 30, 1999, the Company had consolidated cash and short-term investments totaling $3.9 million of which $1.0 million is restricted and working capital of $32.9 million. At June 30, 1998, the Company had consolidated cash and short-term investments totaling $27.1 million and working capital of

$46.7 million. The decrease in working capital was primarily attributable to $24.6 million used in the purchase of substantially all the assets used in the business of Ampro Industries, Inc., $538,000 used in the purchase of E*Garden, and $7.3 million used in the repurchase of common stock for treasury. This decrease is partially offset by proceeds from the Company's bank line of credit of $15.5 million.

     Net cash used in operating activities for fiscal 1999 was $842,000, consisting primarily of increases of accounts receivable and inventory, decreases in accounts payable and accrued expenses, offset in part by net income plus depreciation, amortization and the non-cash costs included in restructuring charges.

     Net cash used in investing activities for fiscal 1999 was $30.9 million, consisting primarily of cash used for the purchase of substantially all the assets used in the business of Ampro Industries, Inc., the purchase of a non-compete agreement and the purchase of property and equipment.

     Net cash provided by financing activities for fiscal 1999 was $7.6 million, consisting primarily of the net proceeds of $15.5 million from the acquisition line of credit, partially offset by the repurchase of common stock for treasury.

     On October 13, 1998, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America National Trust & Savings Association (the "Bank"). The Credit Agreement provides for a revolving credit facility of up to $25 million to finance the cost of acquisitions by the Company (the "Acquisition Facility") and a revolving credit facility of up to $20 million to finance the Company's working capital requirements (the "Working Capital Facility). Both of such credit facilities expire on October 15, 2001, at which time borrowings under the Acquisition Facility are payable on a term loan basis in quarterly installments commencing December 31, 2001, with the final installment maturing on September 30, 2004 and, unless refinanced, borrowings under the Working Capital Facility mature on such expiration date. In addition, borrowings under the Acquisition Facility are subject to mandatory prepayment from the net proceeds of certain dispositions of assets, and certain losses or condemnation of property, from excess cash (as defined in the Credit Agreement) generated by the company and its subsidiaries and 50% of the net proceeds of any new issuances of the Company's capital stock after such expiration date. Mandatory prepayments by the Company prior to such expiration have the effect of reducing the Acquisition Facility by the prepayment amount. In addition, during a period of 30 consecutive days during the period July 1 to December 1 in each year, no borrowings can be outstanding under the Working Capital Facility. The Company has the right under the Credit Agreement to terminate or permanently reduce the Bank's commitments under such credit facilities in the minimum amount of $1.0 million and multiples thereof subject to the payment to the Bank of "reduction fees" of 1% of the amount terminated or reduced on or prior to December 31, 1999 and 0.5% of the amounts terminated or reduced thereafter. Borrowings under such credit facilities bear interest at variable annual rates selected by the Company based on LIBOR ("London Interbank Offered Rate"), or the higher of 0.5% above the then current Federal Funds Rate or the Bank's prime rate plus, in each case, an applicable marginal rate of interest.

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

     Under the Credit Agreement, the Company and its subsidiaries are required, among other things to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and
(b)  certain   limitations  on  merger,   liquidations,   changes  in  business,
investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement.

     The Company believes that its operations will generate sufficient cash flow to service the debt incurred. However, if such cash flow is not sufficient to service such debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all.

     As of June 30, 1999, the Company has a net deferred tax liability of $1.6 million primarily relating to tax accumulated depreciation and amortization in excess of the book amount. The deferred tax asset of $500,000 relates primarily to the allowance for doubtful accounts, net operating loss carryforwards, alternative minimum and state taxes and certain other balance sheet reserves. See Note 11 to the Company's consolidated financial statements.

     In fiscal 1999 the Company authorized the repurchase from time to time of up to 2.5 million shares of its common stock through open market purchases and in privately negotiated transactions. Through June 30, 1999, approximately 1,805,295 shares have been repurchased from non-affiliates in open market transactions of which 1,569,295 shares were purchased during fiscal 1999. Subsequent to June 30, 1999 to date, an additional 269,817 shares were repurchased from non-affiliates in open market transactions. In September 1999 the Company authorized the repurchase of up to $3.0 million of additional shares of its common stock.

     The Company has committed to purchase and implement a new applications software for approximately $1.2 million during the fiscal year ended June 30, 2000.

     The Company continues to seek attractive acquisitions of complementary businesses and product lines which can be funded through available cash and the Acquisition Facility.

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on July 1, 2000 to affect its financial statements.

Inflation

     Inflation has historically not had a material effect on the Company's operations.

Year 2000

Overview and Background

     The company has implemented a project "the Project" to address the Year 2000 readiness of its information technology systems (e.g. telephones, alarm systems, copy machines, computer systems, etc.) which have embedded technology (collectively referred to as Systems). Additionally, the Project includes the assessment of the Year 2000 readiness of the Company's significant suppliers and customers.

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

     The Assessment phase began in November 1998 and is complete as of August 1999. This phase involves: (i.) contacting vendors of significant Systems to assess the Year 2000 readiness of those systems, (ii.) testing of the assertions made by the vendors of significant Systems', (iii.) contacting significant suppliers and customers in order to understand their state of Year 2000 readiness, (iv.) assessment of assertions made by significant suppliers and customers, (v.) determination of the extent of which remediation will be required to ensure Year 2000 readiness and (vi.) development of contingency plans to the extent considered necessary. Although the Company's assessment identified certain systems that were not currently Year 2000 compliant, these systems have either been corrected or entered the remediation phase.

     The Remediation phase began concurrently with the Assessment phase. Systems identified during the Assessment phase as not Year 2000 compliant immediately enter the Remediation phase. The Remediation phase was completed in August 1999. The activities that were undertaken during this phase included: (i.) repairing, replacing or reprogramming all significant Systems that are not Year 2000 compliant; (ii.) validation and testing of remediated Systems; and (iii.) establishment and completion of action plans to address any Year 2000 issues with significant customers or suppliers.

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

Risks and Contingencies

     The Company believes the Project has met its Year 2000 objectives. The ability of suppliers and customers with which the Company interacts to timely convert their systems to Year 2000 compliant is somewhat uncertain and not directly under the control of the Company. The Company conducts operations in various markets worldwide which may not be Year 2000 compliant because of many factors, including, but not limited to, lack of resources and lack of attention to the Year 2000 issue. Disruptions in the economy generally resulting from Year 2000 issues could also have an adverse affect on the Company's operations. Such failures could materially and adversely effect the Company's results of operations, liquidity and financial position.

     The Company is dependent on several single source raw material manufacturers for supply of such products as weed block fabric and shade cloth fabric. Additionally, demand for the Company's products by the Company's customers is dependent on the ability of certain high volume customers to have effective systems in place such that Year 2000 issues do not negatively effect demand. In the event of a major economic slowdown as a result of Year 2000 issues, the Company would likely be adversely effected in kind. When the economy is down, the home and garden industry generally is down as well. Failure in the systems of the Company's major suppliers or the Company's major customers could have adverse effect on the company.

     The Company has completed its contingency plans. However, the Company's contingency plans have not yet been tested to ensure that they will provide adequate safeguards for Systems that are ultimately not Year 2000 compliant. The Company intends to continue evaluating its contingency plans until Project completion.

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

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    Part III


Item 10. Directors and Executive Officers of the Registrant.

     The current directors and executive officers of the Company are as follows:

          Name                  Age      Position

      Robert Kassel(1)          59       Chairman of the Board, Chief Executive
                                         Officer, President and Treasurer

      Richard Raleigh(2)        45       Chief Operating Officer and Director

      Maureen Kassel            51       Vice President of Public Relations and
                                         Advertising, Secretary and Director

      Jon Schulberg(1)(2)       41       Director

      Fred Heiden(1)(2)         58       Director

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

Certain Key Employees

Richard M. Grandy, 53, has been President of Easy Gardener since July 1997 and served as its Vice President from the date of the Company's acquisition of Easy Gardener, Inc. in September 1994 until July 1997. Mr. Grandy co-founded Easy Gardener, Inc. in 1983 after serving as Marketing Director at International Spike, Inc. from 1977 through 1983. From 1968 through 1977, Mr. Grandy was a sales representative of lawn and garden products for the Ortho Division of Chevron Chemical Co.

Lynda Gustafson, 35, has been Vice President of Finance of the Company since September 1997 and served as Controller of the Company from November 1993 to September 1997. From September 1990 through October 1993 Ms. Gustafson was Supervisor of the Business Consulting Department of the certified public accounting firm of Hood & Strong. From September 1988 to August 1990, she has held the positions of Staff Accountant and Senior Accountant at the certified public accounting firm of Schwartz, McGuire & Co.

Sheila Jones, 44, has been Vice President of Easy Gardener since July 1997 and has also served as its General Manager from September 1994. Prior to the acquisition of Easy Gardener, Inc. by the Company, Ms. Jones was employed by Easy Gardener, Inc. from its inception in September 1983 to September 1994, where she advanced to the positions of Vice President and General Manager. From April 1977 to September, 1983, she was employed by International Spike, Inc., where she held various project management positions.

Paul Logue, 43, has been Key Accounts Manager of Easy Gardener since the Company's acquisition of Easy Gardener, Inc. in September 1994. Prior to joining the Company, Mr. Logue was employed by Easy Gardener, Inc. from September 1989 to September 1994, where he was advanced from the position of Northeastern

Regional Sales Manager to National Sales Manager. From March 1988 to September 1989, he was Regional Sales Manager for Hoffman Brand Fertilizers.

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

     Based solely on the Company's review of the copies of such forms received by the Company, or representations obtained from certain reporting persons, the Company believes that during the year ended June 30, 1999 all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial stockholders were complied with except that Robert and Maureen Kassel did not timely file a Form 4 or 5 with respect to the gifts of certain shares of the Company's common stock from Maureen to Robert Kassel in December 1998, the extension of the expiration date of certain options previously granted to Mr. Kassel that occurred in either March or June 1999 and the extension of the expiration date of an option previously granted to Maureen Kassel that occurred in March 1999. In addition, Mr. Raleigh did not timely file a Form 4 or 5 to report the extension of the expiration dates of certain options that occurred in March 1999.

Item 11. Executive Compensation

     The following table discloses the compensation awarded by the Company, for the three fiscal years ended June 30, 1997, 1998 and 1999, to Mr. Robert Kassel, its Chief Executive Officer and Mr. Richard J. Raleigh, its Chief Operating Officer and to Ms. Lynda Gustafson, the Company's Vice President of Finance (together the "Named Officers"). During the fiscal year ended June 30, 1999, no other officer of U.S. Home & Garden Inc. received a total salary and bonus that exceeded $100,000 during such fiscal year.

                           Summary Compensation Table


                                                     Annual Compensation        Long-Term Debt
                                                     -------------------        --------------

                                                                                Securities Underlying     All Other
Name and Principal Position                  Year    Salary ($)    Bonus ($)    Options (#)               Compensation(1)
---------------------------                  ----    ----------    ---------    -----------               ---------------
Robert Kassel,                               1999    450,000       114,000        641,333 (2)             $6,169
Chairman, Chief Executive Officer,           1998    450,000       281,667        468,000 (3)             $7,523
Presidentand Treasurer                       1997    350,000       250,000      1,200,000 (4)             $5,995

Richard Raleigh, Chief Operating Officer     1999    250,000        96,000        137,500 (5)(6)          $12,169
                                             1998    225,000       115,000        132,500 (5)             $9,203
                                             1997    195,000       111,275        600,000 (4)(7)          $8,390

Lynda Gustafson, Vice President of Finance   1999    148,000        60,000           -                    $12,169
                                             1998    125,000        45,000         50,000                 $11,273
                                             1997    101,040        20,000         30,000                 $ 7,451

(1) Represents Company contributions to the Named Officers 401(k) account. Excludes certain perquisites that did not exceed the lesser of $50,000 or 10% of their combined bonus and salary.

(2) Includes 341,333 options that were originally granted to Mr. Kassel in prior fiscal years, the expiration dates of which were extended in fiscal 1999. Also includes options to purchase 300,000 shares that were granted to Mr. Kassel in December 1998, and voluntarily forfeited by him during the fiscal year ended June 30, 1999.

(3) Includes 80,000 options that were originally granted to Mr. Kassel in 1993 and which expiration dates were extended during fiscal 1998.

(4) Includes as to Mr. Kassel 200,000 options previously granted to Mr. Kassel and as to Mr. Raleigh 100,000 options previously granted to Mr. Raleigh whose exercise prices were repriced to reflect a reduction in the market price of the Common Stock at the time of repricing.

(5) Includes 12,500 options that were originally granted to Mr. Raleigh in 1992, the expiration date of which was extended during fiscal 1998 and further extended during fiscal 1999.

(6) Includes options to purchase 125,000 shares granted to Mr. Raleigh in December 1998 and voluntarily forfeited by him during the fiscal year ended June 30, 1999.

(7) Includes 50,000 options previously granted to Mr. Raleigh the expiration date of which was extended during fiscal 1997.

     The following table discloses information concerning options granted in fiscal 1999 to the Named Officers.


                Option Grants in Fiscal Year Ended June 30, 1999

                                Individual Grants
                ------------------------------------------------


                            Number of        Percent of Total
                            Securities       Options Granted to                         Potential Realizable Value
                            Underlying       Employees in                               at Assumed Annual Rates of
                            Options          Fiscal Year    Exercise                    Stock Price Appreciation
 Name                       Granted          -----------    Price       Expiration      for Option Term ($)(2)
 -------                    (#)(1)           (%)           ($/Sh)         Date          -------------------------
                            ----------       ----------     -----       ----------
                                                                                         5%              10%
                                                                                        -----           -----
 Robert Kassel              100,000(3)         9.4           1.69          9/8/08       106,300          269,400

                             80,000(4)         7.5           1.69        12/31/08        82,480          207,520

                            161,333(5)        15.2           1.69          7/1/09       171,497          434,631

                            300,000           28.2           4.25              (6)           (6)              (6)

 Richard Raleigh             12,500(4)         1.2           1.69        12/31/08        12,867           32,373

                            125,000           11.9           4.25              (6)           (6)              (6)

 Lynda Gustafson                 --             --             --              --            --               --

--------------------

(1) Unless otherwise noted, all of such options were exercisable in full from the date of grant.

(2) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the Company's Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of options providing for termination of the option following termination of employment or nontransferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved. The realizable value for options whose expiration dates have been extended assume that the option term commenced on the date the option expiration dates were last extended.

(3) Reflects extension of expiration date of options that were originally granted on September 8, 1993. All of such options vest in ten equal annual installments commencing July 1, 1999.

(4) Reflects extension of expiration date of options that were originally granted on September 15, 1992. All of such options vest in ten equal annual installments commencing July 1, 1998.

(5) Reflects extension of expiration date of options that were originally granted on July 1, 1994. All of such options vest in ten equal installments commencing June 30, 2000 and each June 30 thereafter with the last 16,133 shares vesting on December 31, 2008.

(6) These options were granted by the Board of Directors in December 1998 and were subsequently voluntarily forfeited by the Named Officers in the fiscal year ended June 30, 1999.

The following table sets forth information concerning options exercised by the Named Officers during the fiscal year ended June 30, 1999, and the number of options owned by the Named Officers and the value of any in-the-money unexercised options as of June 30, 1999:

                                                              Aggregated Option Exercises
                                                          And Fiscal Year-End Option Values
                                                          ---------------------------------


                                                                      Number of
                                                                      Securities                        Value of
                                                                      Underlying                      Unexercised
                                                                      Unexercised                    In-the-Money
                      Shares Acquired                                 Options at                      Options at
                      on Exercise (#)      Value Realized ($)          June 30, 1999                 June 30, 1999(1)
                      ---------------      ------------------     ---------------------------   ---------------------------
Name
----                                                              Exercisable   Unexercisable   Exercisable   Unexercisable
Robert
Kassel                             --                      --       2,155,320         300,333    $3,455,382        $332,346

Richard
Raleigh                        16,000                  60,960         626,911          10,000      $918,237         $20,600

Lynda
Gustafson                          --                      --          36,000          30,000       $60,768            $-0-

-------------------------------
(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price. The last sale price (the fair market value) of the Common Stock on June 30, 1999 was $3.75 per share.

Employment Agreements

     The Company has entered into employment agreements with Messrs. Kassel and Raleigh, each dated as of April 1, 1996. Mr. Kassel currently serves as Chief Executive Officer and President pursuant to the employment agreement for a term expiring on March 31, 2000, subject to certain renewal provisions. His current annual salary is $450,000, and is subject to such bonuses and increases as are approved at the discretion of the Board of Directors. Mr. Raleigh currently serves as Chief Operating Officer pursuant to the employment agreement for a term expiring on March 31, 2000, subject to certain renewal provisions. His current annual salary is $250,000, and is subject to such bonuses and increases as are approved at the discretion of the Board of Directors. Each of the employment agreements requires that substantially all of the employee's business time be devoted to the Company and that the employee not compete, or engage in a business competitive with, the Company's current or anticipated business for the term of the agreement and for two years thereafter (although they each may own not more than 5% of the securities of any publicly traded competitive company). Each of Mr. Kassel and Mr. Raleigh is, in addition to salary, entitled to certain fringe benefits, including the use of an automobile and payment of related expenses.

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

     Mr.Raleigh's employment agreement also provides that if his employment is terminated under certain circumstances, including termination of Mr. Raleigh upon a change of control of the Company, (as defined in the agreement) a failure by the Company to comply with its obligations under the agreement, the failure of the Company to obtain the assumption of the agreement by any successor corporation, or a change in Mr. Raleigh's duties and obligations from those contemplated by the agreement, and termination by the Company of Mr. Raleigh's employment other than for disability or cause, he will be entitled to receive severance pay equal to the greater of (i) $162,500 ($812,500 in the event of a change of control), or (ii) the total compensation earned by Mr. Raleigh from the Company during the one-year period (multiplied by five in the event of a change of control) prior to the date of his termination.

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

Committees of the Board of Directors

     During fiscal 1998 the Company established an Audit Committee comprised of Messrs. Raleigh, Heiden and Schulberg. The Audit Committee, among other things, makes recommendations to the Board of Directors with respect to the engagement of the Company's independent certified public accountants and the review of the scope and effect of the audit engagement. The Company has established a Compensation Committee of its Board of Directors, comprised of Messrs. Kassel, Schulberg and Heiden. The Compensation Committee, among other things, makes recommendations to the Board of Directors with respect to the compensation of the executive officers of the Company. The Company maintains a Stock Option Committee comprised of Messrs. Schulberg and Heiden, which determines the persons to whom options should be granted under the Company's 1995, 1997 and 1999 Stock Option Plans and the number and other terms of options to be granted to each person under such plans.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Company's Compensation Committee of its Board of Directors, consists of Messrs. Kassel, Schulberg and Heiden. During fiscal 1999, none of the executive officers of the Company served on the Board of Directors or the compensation committee of any other entity, any of whose officers served on the Board of Directors of the Company.

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

     ISOs granted under the 1991 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. NQO's granted under the 1991 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Options granted under the 1991 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). An aggregate of 463,000 options were outstanding under the 1991 Plan at June 30, 1999.

     The Company has adopted, a Non-Employee Director Stock Option Plan (the "Director Plan"). Only non-employee directors of the Company are eligible to receive grants under the Director Plan. The Director Plan provides that eligible directors automatically receive a grant of options to purchase 5,000 shares of Common stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, of 5,000 options at fair market value. Options to purchase an aggregate of up to 100,000 shares of Common Stock available for the automatic grants under the Director Plan. An aggregate of 20,000 options were outstanding under the Director Plan at June 30, 1999.

     The Company has also adopted a 1995 Stock Option Plan ("1995 Plan") which provides for grants of options to purchase up to 1,500,000 shares of Common Stock. The Board of Directors or the Stock Option Committee (the "Committee"), as the case may be, will have discretion to determine the number of shares subject to each NQO (subject to the number of shares available for grant under the 1995 Plan and other limitations on grant set forth in the 1995 Plan), the exercise price thereof (provided such price is not less than the par value of the underlying shares of Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are employees of the Company will be eligible to be granted ISOs or NQOs under such plan. The Board or Committee, as the case may be, also has discretion to determine the number of shares subject to each ISO, the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest may be limited in any year by the same Code provisions applicable to ISOs granted under the 1991 Plan. An aggregate of 1,459,000 options were outstanding under the 1995 Plan at June 30, 1999.

     The Company has adopted a 1997 Stock Option Plan ("1997 Plan") which provides for grants of options to purchase up to 1,500,000 shares of Common Stock and a 1999 Stock Option Plan ("1999 Plan") which provides for the grants of options to purchase up to 900,000 shares of Common Stock. The Board of Directors or the Committee of the 1997 or 1999 Plans, as the case may be, will have discretion to determine the number of shares subject to each NQO (subject to the number of shares available for grant under the 1997 Plan and 1999 Plan and other limitations on grant set forth in the 1997 Plan and 1999 Plans), the exercise price thereof (provided such price is not less than the par value of the underlying shares of Common Stock for grants made the 1997 Plan and not less than the fair market value of the Common Stock for grants made under the 1999
Plan), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are employees of the Company will be eligible to be granted ISOs or NQOs under such plans. The Board or Committee, as the case may be, also has discretion to determine the number of shares subject to each ISO, the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest may be in any year is limited by the same Code provisions applicable to ISOs granted under the 1991 Plan. An aggregate of 715,000 options were outstanding under the 1997 Plan at June 30, 1999. No options were outstanding under the 1999 Plan at June 30, 1999.

     The Company has recently adopted the Non-Qualified Deferred Compensation Plan for Select Employees of U.S. Home & Garden Inc. ("Deferred Plan") and has amended its stock option plans, as well as certain option agreements which it has had with Robert Kassel. Under the Deferred Plan and such amended stock option plans and agreements, the Board of Directors or its committee which administers the relevant stock option may grant permission to optionees to exercise their options with shares of the Company's common stock in which they have a holding period, for income tax purposes, of at least six months and defer the receipt of a portion of the shares subject to the option so exercised. The optionee has the right to designate the time or times of receipt of those shares pursuant to the Deferred Plan. The Deferred Plan does contain provisions for earlier issuance of those deferred shares on death, disability and other termination of employment (e.g., on a change of control of the Company).

     The Company from time to time has also granted non-plan options to certain officers, employees and consultants. As of June 30, 1999, non-plan options to purchase approximately 2,339,000 shares of common stock were outstanding.

Director Compensation

     During fiscal 1999 each of the Company's two non-employee directors, Messrs. Schulberg and Heiden, received $5,000 for serving as directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information at September 30, 1999, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each Named Officer and (iv) all executive officers and directors as a group.

                                 Amount and Nature
Name and Address                 of Beneficial               Percentage
of Beneficial Owner              Ownership(1)(2)              of Class
-------------------              ---------------              --------

Maureen Kassel                     434,550(3)                   2.2

Robert Kassel                    4,220,662(4)(5)               19.5

Richard Raleigh                    626,911(6)                   3.1

Lynda Gustafson                     36,000(7)                    *

Fred Heiden                          5,258(8)                    *

Jon Schulberg                        5,258(8)                    *

Richard Grandy                   1,026,896(9)                   5.2

All executive officers
  and directors as a
  group (five persons)           5,056,089(3)(4)(5)(6)(8)(10)  22.5
-------------
*less than 1%
--------------------------------------------------------------------------------

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from September 30, 1999 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from September 30, 1999 have been exercised.

(3) Includes exercisable options and warrants issued to Ms. Kassel to purchase an aggregate of 198,000 shares of the Company's Common Stock.

(4) Of such shares, (i) 236,550 are owned of record by Maureen Kassel; however, because Ms. Kassel has appointed her husband as her proxy and attorney-in-fact to vote all 236,550 of the shares owned of record by her, Robert Kassel may also be deemed to have beneficial ownership of such shares; (ii) an aggregate of 914,396 shares are owned of record by each of Messrs. Joseph Owens and Richard Grandy, who have each entered into a voting trust agreement (the "Voting Agreement") providing Mr. Kassel with the right to vote the shares until September 1, 2001. The address of Mr. Kassel is c/o the Company.

(5) Includes 1,892,160 shares of Common Stock issuable to Mr. Kassel upon exercise of options and 263,160 shares whose issuance has been deferred pursuant to the terms of the Company's Non-Qualified Deferred Compensation Plan to Mr. Kassel.

(6) Represents shares of Common Stock issuable to Mr. Raleigh upon exercise of options.

(7) Represents shares of Common Stock issuable upon exercise of options granted to Ms. Gustafson who is a Named Officer but not an executive officer of the Company.

(8)  Includes 5,000 shares of Common Stock issuable upon exercise of options.

(9) Includes 112,500 shares of Common Stock issuable to Mr. Grandy upon exercise of options. The address of Mr. Grandy is c/o the Company.

(10) Excludes shares owned by Lynda Gustafson, the Company's Vice President of Finance.


Item 13. Certain Relationships and Related Transactions.

     From time to time Messrs. Kassel and Raleigh have borrowed monies from the Company. During fiscal 1999 the highest amount owed to the Company by Messrs. Kassel and Raleigh were $595,995 and $231,199, respectively. The principal balance of such loans at September 30, 1999 were approximately $523,376 and $201,384, respectively. The loans bear interest at 7% per annum and mature on June 30, 2002. Messrs. Kassel and Raleigh will make annual payments of interest on the outstanding principal balance of their loans through the maturity date. In addition, payments of principal will be made during each of the next three years and on maturity of the loans as follows: As to Mr. Kassel -- $50,000, $100,000, $150,000 and the balance of approximately $223,376, respectively. As to Mr. Raleigh, $25,000, $50,000, $50,000 and the balance of approximately $76,384, respectively.

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

4.4 Rights Agreement dated as of October 1, 1998 between the Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K for the event dated October 1, 1998.

9.1       Voting  Agreement among Joseph A. Owens,  II, the Company,  and Robert
          Kassel.+

9.2       Voting  Agreement  among  Richard M.  Grandy,  the  Company and Robert
          Kassel.+

10.1      Employment Agreement of Robert Kassel.++***

10.2      Employment Agreement of Richard Raleigh.++***

10.3      Employment  Agreement of Richard Grandy,  incorporated by reference to
          Exhibit 10.4 filed with the Company's Form 10-K for the fiscal year ended June 30, 1998.***

10.4 1991 Stock Option Plan, incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 33-45428).***

10.5      1995 Stock Option Plan, as amended.***

10.6***   Non-Employee Director Stock Option Plan.*

10.7      1997 Stock Option Plan, as amended.***

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

10.10 February 8, 1995 modification to lease with respect to the Company's executive offices.*

10.11 May 6, 1997 modification to lease with respect to the Company's executive offices.+++


10.12 1999 Stock Option Plan (incorporated by reference to Exhibit A filed with the Company's proxy statement dated May 14, 1999)***

10.13 Underwriting Agreement dated as of December 10, 1997 among the Company, Everen Securities, Inc. and Josephthal & Co., Inc. (incorporated by reference to Exhibit 1.1 filed with the Company's Registration Statement on Form S-1, No. 333-38483).

10.14 Underwriting Agreement dated April 13, 1998 among the Company, Everen Securities, Inc., Hambrecht & Quist and Josephthal & Co., Inc. ++++

10.15 Lease and lease extension agreements between Crawford-Austin Mfg. Co. and Easy Gardener.*

10.16 Lease with respect to Weatherly's warehouse facility in Paris, Kentucky.+++

10.19 Purchase Agreement, dated as of August 9, 1996, by and among the Company, Easy Gardener, Weatherly and the Weatherly Stockholders (incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K for the event dated August 9, 1996).

10.21 Lease Extension, dated October 16, 1997, between Easy Gardener and Crawford-Austin Mfg. Co.(incorporated by reference to Exhibit 10.22 filed with the Company's Registration Statement on Form S-1, No. 333-38483).

10.22 Assets Purchase Agreement dated as of February 25, 1998 by and among the Company, Weed Wizard, Weed Wizard, Inc and the Weed Wizard stockholders (incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K for the event dated February 26, 1998).

10.23 Assets Purchase Agreement dated as of March 20, 1998 by and among Easy Gardener, Inc., Landmaster Products, Inc., Wayne Murray and Quincy McMillian.++++

10.24 Commercial Building Lease, dated June 12, 1998 between Easy Gardener, Inc. and Norman Adams, James Anderson, Donald Bryan and Pamela Butler, incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on form 10-K for the fiscal year ended June 30, 1998.

10.25     Form  of  Indenture  between  the  Company  and  Wilmington   Delaware
          Subordinated Trust, as trustee.++++

10.26 Stock Purchase Agreement dated October 15, 1998 between the Company and certain selling stockholders of Ampro (incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K for the event dated October 15, 1998)

10.27     Deferred Compensation Plan for Select Employees***

10.28 Credit Agreement dated as of October 13, 1998 between the Company and Bank of America, incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

21        Subsidiaries of the Company.

23        Consent of BDO Seidman, LLP.

27        Financial Data Schedule (for SEC use only).

-------------
* Incorporated by reference to the comparable exhibit filed with the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

** Incorporated by reference to the exhibit filed under the same number in the Company's Registration Statement on Form SB-2 (file no. 33-61984).

***  Denotes management compensatory contract or plan or arrangement.

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

++++ Incorporated   by  reference  to  the  exhibit  filed  with  the  Company's
     Registration Statement on Form S-1 (File No. 333-48519).


     (b) Report on Form 8-K. A Form 8-K was filed by the Company during its fiscal quarter ended June 30, 1999 to report the adoption of a Preferred Rights Plan pursuant to Item 5 of Form 8-K.

                            U.S. Home & Garden Inc.
                                   and Subsidiaries



                 =======================================


                       Consolidated Financial Statements
                   At June 30, 1998 and 1999 and for the
                Years Ended June 30, 1997, 1998 and 1999

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                                        Contents

================================================================================



       Report of Independent Certified Public Accountants                    F-2

       Consolidated Financial Statements
          Consolidated balance sheets as of June 30, 1998 and 1999 F-3 - F-4 Consolidated statements of income for the years ended
           June 30, 1997, 1998 and 1999                                      F-5
          Consolidated statements of stockholders' equity for the years
           ended June 30, 1997, 1998 and 1999                                F-6
          Consolidated statements of cash flows for the years ended
           June 30, 1997, 1998 and 1999                                F-7 - F-8
          Summary of accounting policies                              F-9 - F-13
          Notes to consolidated financial statements                 F-14 - F-35

       Consolidated Financial Statement Schedule
          Schedule II-Valuation and Qualifying Accounts                     F-36


       Note:   All  other   schedules  have  been  omitted  since  the  required
               information is contained in the Consolidated Financial Statements or because such schedules are not required.

Report of Independent Certified Public Accountants

Board of Directors
U.S. Home & Garden Inc. and Subsidiaries
San Francisco, California

We have audited the accompanying consolidated balance sheets of U.S. Home & Garden Inc. and Subsidiaries as of June 30, 1998 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. We have also audited
Schedule II - Valuation and Qualifying Accounts (the Schedule). These financial statements and the Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home & Garden Inc. and Subsidiaries at June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.


                                                            /s/ BDO Seidman, LLP
                                                                BDO Seidman, LLP

San Francisco, California
August 27, 1999, except for Note 6,
which is as of September 30, 1999

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                     Consolidated Balance Sheets
================================================================================

June 30,                                                                           1998           1999
======================================================================================================
Assets (Notes 1 and 6)

Current
     Cash and cash equivalents                                             $ 27,130,000   $  2,936,000
     Restricted cash (Note 17)                                                     --        1,000,000
     Accounts receivable, less allowance for doubtful accounts and sales
       returns of $399,000 and $991,000 (Note 2)                             17,350,000     20,242,000
     Inventories (Note 3)                                                    11,763,000     16,986,000
     Prepaid expenses and other current assets                                1,130,000      1,137,000
     Deferred tax asset (Note 11)                                               522,000        500,000
------------------------------------------------------------------------------------------------------

Total Current Assets                                                         57,895,000     42,801,000

Property and Equipment, net (Note 4)                                          3,590,000     11,634,000

Intangible Assets (Note 1)
     Excess of cost over net assets acquired, net (Note 5)                   58,864,000     75,573,000
     Deferred financing costs, net of accumulated amortization
       of $21,000 and $167,000 (Note 14)                                      3,186,000      3,524,000
     Product rights, patents and trademarks, net of accumulated
       amortization of $93,000 and $271,000                                     165,000        571,000
     Non-compete agreements, net of accumulated
       amortization of $48,000 and $77,000                                      462,000      1,433,000
     Package design, net of accumulated amortization of
        $247,000 and $533,000                                                   718,000      1,096,000

Trade Credits (Notes 12 and 16)                                                 944,000           --

Officer Receivables (Note 8)                                                    850,000        725,000

Other Assets                                                                    139,000        107,000
------------------------------------------------------------------------------------------------------
                                                                           $126,813,000   $137,464,000
======================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                     Consolidated Balance Sheets
================================================================================

June 30,                                                                           1998           1999
======================================================================================================

Liabilities and Stockholders' Equity

Current
     Accounts payable                                                     $   4,501,000  $   4,432,000
     Accrued expenses                                                         3,922,000      2,314,000
     Accrued co-op advertising                                                  645,000      1,499,000
     Accrued commissions                                                      1,106,000      1,682,000
     Accrued purchase consideration (Note 1)                                    978,000           --
------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                    11,152,000      9,927,000

Acquisition Line of Credit (Note 6)                                                --       15,500,000

Deferred Tax Liability (Note 11)                                                812,000      1,600,000

Other Long Term Liabilities                                                        --          703,000

Company Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiary Trust Holding Solely Junior
   Subordinated Debentures (Notes7 and 14)                                   63,250,000     63,250,000

------------------------------------------------------------------------------------------------------
Total Liabilities                                                            75,214,000     90,980,000
------------------------------------------------------------------------------------------------------

Commitments and Contingency (Notes 1, 6, 7, 9, 10 and 17)                          --             --

Stockholders' Equity (Note 10)
     Preferred stock, $.001 par value-shares authorized,
        1,000,000; no shares outstanding                                           --             --
     Common stock, $.001 par value-shares authorized,
        75,000,000; 20,133,000 and 21,219,000 shares issued
        June 30, 1998 and 1999                                                   20,000         21,000
     Additional paid-in capital                                              50,153,000     50,542,000
     Retained earnings                                                        2,733,000      4,703,000
------------------------------------------------------------------------------------------------------
                                                                             52,906,000     55,266,000

Less: Treasury Stock, 236,000 and 1,805,000 shares at cost                   (1,307,000)    (8,782,000)
------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                   51,599,000     46,484,000
------------------------------------------------------------------------------------------------------
                                                                          $ 126,813,000  $ 137,464,000
======================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                               Consolidated Statements of Income
================================================================================

Year ended June 30,                                                         1997               1998              1999
======================================================================================================================

Net Sales (Note 2)                                                  $ 52,046,000       $ 67,149,000       $ 89,346,000

Cost of Sales (Note 2)                                                23,649,000         30,431,000         44,176,000
----------------------------------------------------------------------------------------------------------------------

Gross Profit                                                          28,397,000         36,718,000         45,170,000
----------------------------------------------------------------------------------------------------------------------

Operating Expenses
     Selling and shipping                                             11,232,000         14,205,000         19,291,000
     General and administrative                                        6,513,000          8,860,000         13,633,000
     Restructuring charges (Note 16)                                          --                 --          1,964,000
----------------------------------------------------------------------------------------------------------------------

                                                                      17,745,000         23,065,000         34,888,000
----------------------------------------------------------------------------------------------------------------------

Income from Operations                                                10,652,000         13,653,000         10,282,000

Other Income (Expense)
     Investment income                                                    76,000            486,000            530,000
     Interest expense (Notes 6 and 7)                                 (3,338,000)        (3,563,000)        (7,413,000)
----------------------------------------------------------------------------------------------------------------------

Income before Income Taxes and Extraordinary Expense                   7,390,000         10,576,000          3,399,000

Income Tax Expense (Note 11)                                           3,200,000          3,600,000          1,350,000
----------------------------------------------------------------------------------------------------------------------

Income before Extraordinary Expense                                    4,190,000          6,976,000          2,049,000

Extraordinary expense of $1,459,000 and $2,185,000 on debt
   refinancings, net of income taxes of $452,000 and $735,000
   (Note 14)                                                           1,007,000          1,450,000                 --
----------------------------------------------------------------------------------------------------------------------

Net income                                                          $  3,183,000       $  5,526,000       $  2,049,000
======================================================================================================================

Basic earnings per share:
     Income per common share before extraordinary expense
       (Note 15)                                                    $       0.31       $       0.39       $       0.10
     Extraordinary expense (Notes 14 and 15)                               (0.08)             (0.08)                --
----------------------------------------------------------------------------------------------------------------------

Net income per common share (Note 15)                               $       0.23       $       0.31       $       0.10
======================================================================================================================

Diluted earnings per share:
     Income per common share before extraordinary expense
       (Note 15)                                                    $       0.26       $       0.31       $       0.09
     Extraordinary expense (Notes 14 and 15)                                (.06)              (.07)                --
----------------------------------------------------------------------------------------------------------------------

Net income per common share (Note 15)                               $       0.20       $       0.24       $       0.09
======================================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                 Consolidated Statements of Stockholders' Equity
================================================================================

                                                   Preferred Stock          Common Stock
                                                 ------------------    ----------------------      Additional       Retained
                                                 Number of             Number of                      Paid-In       Earnings
                                                    Shares   Amount       Shares        Amount        Capital       (Deficit)
===============================================================================================================================

Balance, July 1, 1996 (Note 10)                        --      $ --   10,507,000      $ 11,000   $ 21,413,000   $ (2,054,000)
   Exercise of stock options, warrants, and UPOs,
     net of issuance costs of approximately
     $300,000                                          --        --    2,566,000(1)      2,000      5,292,000             --
   Stock issued for Weatherly acquisition (Note 1)     --        --    1,000,000         1,000      2,999,000             --
   Options and warrants issued for acquisition
     and consulting services and bank refinancing
     (Note 1)                                          --        --           --            --      1,079,000             --
   Net income                                          --        --           --            --             --      3,183,000
-------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997 (Note 10)                       --        --   14,073,000        14,000     30,783,000      1,129,000
   Conversion of debt into common stock                --        --      154,000            --        350,000             --
   Repurchase of UPOs                                  --        --           --            --             --     (3,922,000)
   Sale of common stock, net of stock issuance
     costs of approximately $1,031,000                 --        --    4,290,000         5,000     15,854,000             --
   Exercise of stock options and warrants              --        --    1,616,000         1,000      3,166,000             --
   Repurchase of common stock for treasury             --        --           --            --             --             --
   Net income                                          --        --           --            --             --      5,526,000
-------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998 (Note 10)                       --        --   20,133,000        20,000     50,153,000      2,733,000
   Repurchase of  UPO                                  --        --           --            --             --        (79,000)
   Compensation related to repriced stock options      --        --           --            --        268,000             --
   Exercise of stock options, warrants and UPOs        --        --    1,086,000         1,000        121,000             --
   Repurchase of common stock for treasury             --        --           --            --             --             --
   Net income                                          --        --           --            --             --      2,049,000
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999 (Note 10)                       --      $ --   21,219,000      $ 21,000   $ 50,542,000   $  4,703,000
===============================================================================================================================


                                                                          Total
                                                        Treasury   Stockholders'
                                                           Stock         Equity
================================================================================

Balance, July 1, 1996 (Note 10)                     $         --    $ 19,370,000
   Exercise of stock options, warrants, and UPOs,
     net of issuance costs of approximately
     $300,000                                                 --       5,294,000
   Stock issued for Weatherly acquisition (Note 1)            --       3,000,000
   Options and warrants issued for acquisition
     and consulting services and bank refinancing
     (Note 1)                                                 --       1,079,000
   Net income                                                 --       3,183,000
--------------------------------------------------------------------------------

Balance, June 30, 1997 (Note 10)                              --      31,926,000
   Conversion of debt into common stock                       --         350,000
   Repurchase of UPOs                                         --      (3,922,000)
   Sale of common stock, net of stock issuance
     costs of approximately $1,031,000                        --      15,859,000
   Exercise of stock options and warrants                     --       3,167,000
   Repurchase of common stock for treasury            (1,307,000)     (1,307,000)
   Net income                                                 --       5,526,000
--------------------------------------------------------------------------------

Balance, June 30, 1998 (Note 10)                      (1,307,000)     51,599,000
   Repurchase of  UPO                                         --         (79,000
   Compensation related to repriced stock options             --         268,000
   Exercise of stock options, warrants and UPOs               --         122,000
   Repurchase of common stock for treasury            (7,475,000)     (7,475,000)
   Net income                                                 --       2,049,000
--------------------------------------------------------------------------------
Balance, June 30, 1999 (Note 10)                    $ (8,782,000)   $ 46,484,000
================================================================================


(1) Includes 38,000 shares of common stock issued for services relating to cash proceeds and approximately 60,000 shares issued relating to cashless exercise of 4 UPOs (Note 10).


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows
================================================================================



Increase (Decrease) in Cash and Cash Equivalents

Years ended June 30,                                                         1997            1998            1999
=================================================================================================================
Cash Flows from Operating Activities
     Net income                                                      $  3,183,000    $  5,526,000    $  2,049,000
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
         Extraordinary expense                                          1,007,000       1,450,000              --
         Loss on disposal of assets                                       226,000          18,000          24,000
         Bad debt expense                                                 323,000         179,000         827,000
         Depreciation and other amortization                            1,990,000       2,627,000       4,314,000
         Amortization of deferred financing costs                         323,000         329,000         146,000
         Deferred taxes                                                 2,342,000         191,000         810,000
         Compensation related to repriced stock options                        --              --         268,000
         Restructuring charge for trade credit and products rights
           (Note 16)                                                           --              --       1,093,000
         Changes in operating assets and liabilities, net
           of assets acquired and liabilities assumed:
              Accounts receivable                                      (2,763,000)     (3,951,000)     (4,030,000)
              Inventories                                                 444,000        (706,000)     (2,470,000)
              Prepaid expenses and other current assets                   324,000        (548,000)        126,000
              Accounts payable and accrued expenses                     2,838,000       2,293,000      (4,066,000)
              Other assets                                                308,000         388,000          67,000
-----------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating Activities                    10,545,000       7,796,000        (842,000)
-----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
     Payment for purchase of businesses, net of cash acquired         (28,358,000)    (28,133,000)    (27,090,000)
     Payment for non-compete agreement                                   (500,000)             --      (1,000,000)
     (Increase) decrease in officer receivables                           (77,000)       (156,000)        125,000
     Increase in restricted cash                                               --              --      (1,000,000)
     Purchase of equipment                                               (528,000)     (1,000,000)     (1,307,000)
     Purchase of package design                                          (131,000)       (604,000)       (664,000)
-----------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                 (29,594,000)    (29,893,000)    (30,936,000)
-----------------------------------------------------------------------------------------------------------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows

================================================================================




Years ended June 30,                                                     1997            1998            1999
=============================================================================================================

Cash Flows from Financing Activities
     Proceeds from issuances of stock                            $  5,294,000    $ 19,026,000    $    122,000
     Repurchase of unit purchase options                                   --      (3,922,000)        (79,000)
     Repurchase of common stock for treasury                               --      (1,307,000)     (7,475,000)
     Proceeds from bank line of credit                             41,791,000      23,648,000      33,500,000
     Payments on bank line of credit                              (43,079,000)    (23,648,000)    (18,000,000)
     Proceeds from notes payable                                   21,345,000      10,000,000              --
     Payments of notes payable                                     (3,385,000)    (36,560,000)             --
     Proceeds from mandatorily redeemable preferred securities
                                                                           --      63,250,000              --
     Deferred finance costs                                        (1,514,000)     (3,343,000)       (484,000)
-------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                          20,452,000      47,144,000       7,584,000
-------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                1,403,000      25,047,000     (24,194,000)

Cash and Cash Equivalents, beginning of year                          680,000       2,083,000      27,130,000
-------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of year                           $  2,083,000    $ 27,130,000    $  2,936,000
-------------------------------------------------------------------------------------------------------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================

Nature of Business             U.S. Home & Garden Inc. (the "Company"),  through
                               its  wholly-owned  subsidiaries,   is  a  leading
                               manufacturer  and  marketer  of a broad  range of
                               consumer lawn and garden products.  The Company's
                               products   include  weed   preventive   landscape
                               fabrics,  fertilizer spikes, decorative landscape
                               edging,   shade  cloth,  root  feeders  and  weed
                               trimmer replacement heads, which are sold under recognized brand names, such as WeedBlock(R), Jobe's(R), Emerald Edge(R), Shade Fabric(TM),
                               Ross(R)and Weed Wizard(TM). The Company markets its products through most large national home improvement and mass merchant retailers ("Retail
                               Accounts"),  including Home Depot, Lowe's, Kmart,
                               Ace  Hardware,  Wal-Mart  and Home  Base in North
                               America.

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

Principles of
Consolidation                  The financial  statements include the accounts of
                               the Company and its wholly-owned subsidiaries and
                               the results of operations  of Weatherly  Consumer
                               Products Group, Inc. (Weatherly),  Easy Gardener,
                               Inc.,  Golden West  Agri-Products,  Inc.  (Golden
                               West),   Weed  Wizard   Acquisition  Corp.  (Weed
                               Wizard),  Ampro  Industries,   Inc.  (Ampro)  and
                               E-Garden, Inc. (E-Garden) since their dates of acquisition (Note 1). Additionally, U.S. Home and
                               Garden Trust I has been included since its formation in April 1998. Significant intercompany accounts and transactions have been eliminated.

Inventories                    Inventories,  which  consist  of  raw  materials,
                               finished goods, and packaging materials, are stated at the lower of cost or market; cost is determined by the first-in, first-out (FIFO) cost method.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================



Property and
Equipment                      Furniture,  fixtures and  equipment are stated at
                               cost.    Depreciation    is   computed   by   the
                               straight-line method over the estimated five to forty-year useful lives of the assets.

Intangible Assets              Excess of Cost over Net Assets Acquired

                               The excess of cost over net assets acquired (Goodwill), which relates to the Company's acquisitions are being amortized over periods of twenty to thirty years using the straight-line method. Should a change of circumstances suggest a possible impairment, the recoverability of Goodwill is evaluated by comparing undiscounted estimated future net cash flows to the current carrying value.

                               Deferred Financing Costs

                               Direct costs associated with the Company's debt borrowings are being amortized over the life of the related debt.

                               Package Design

                               Package design costs associated with Easy Gardener and Weatherly products are being amortized over a five-year period using the straight-line method.

                               Product Rights

                               Product rights are being amortized over estimated useful lives of fifteen to twenty years.

                               Non-Compete Agreement

                               The non-compete agreements were entered into with the acquisitions of Ampro and Weatherly. The Weatherly agreement is being amortized over its 20-year term. The Ampro non-compete agreement, which is triggered in the event an officer of Ampro is terminated, will be amortized over a five-year period from date of such termination.

Revenue
Recognition                    Sales are  recorded  as  products  are shipped to
                               customers.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================


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

Advertising Costs              The Company incurs advertising  expense primarily
                               relating  to  cooperative   advertising   credits
                               granted to customers based on qualified  expenses
                               incurred  by  the   customers  to  advertise  the
                               Company's   products.   Cooperative   advertising
                               credits are usually limited to a percentage of an agreed-upon sales volume. The Company also incurs advertising expense relating to the distribution of catalogs and the broadcasting of radio and television commercials. Advertising costs are expensed as incurred. Advertising expense was $2,945,000, $3,402,000 and $3,832,000 during the years ended June 30, 1997, 1998 and 1999.

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

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================


Stock Based
Compensation                   The  Company  has  adopted  the   provisions   of
                               Statement  of  Financial   Accounting   Standards
                               (SFAS)  No.  123,   Accounting  for   Stock-Based
                               Compensation.  The fair value  method is required
                               for  all  stock  based  compensation   issued  to
                               nonemployees.   Under  the  fair  value   method,
                               compensation  cost is  measured at the grant date
                               based  on the  fair  value  of the  award  and is
                               recognized  over  the  service  period,  which is
                               usually  the  vesting   period.   Companies   are
                               permitted  to continue  to account  for  employee
                               stock-based    transactions    under   Accounting
                               Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, but are required to disclose pro forma net income and earnings per share as if the fair value method had been adopted. The Company has elected to continue to account for stock-based compensation under APB
                               No. 25 (see Note 10).

New Accounting
Pronouncements                 In June 1998, the Financial  Accounting Standards
                               Board issued SFAS 133,  Accounting for Derivative
                               Instruments  and  Hedging  Activities.  SFAS  133
                               requires  companies to recognize all  derivatives
                               contracts as either assets or  liabilities in the
                               balance  sheet and to measure them at fair value.
                               If certain  conditions  are met, a derivative may
                               be  specifically   designated  as  a  hedge,  the
                               objective of which is to match the timing of gain
                               or loss  recognition  on the  hedging  derivative
                               with the  recognition  of (i) the  changes in the
                               fair value of the hedged asset or liability  that
                               are  attributable  to the hedged risk or (ii) the
                               earnings'   effect  of  the   hedged   forecasted
                               transaction. For a derivative not designated as a
                               hedging   instrument,   the   gain   or  loss  is
                               recognized  in  income in the  period of  change.
                               SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                               Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard on July 1, 2000 to affect its financial statements.

Financial
Instruments                    The Company's  financial  instruments  consist of
                               cash, accounts receivable, officer receivables, debt and Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================

                               subordinated debentures. The carrying value of cash and accounts receivable approximate fair value based upon the liquidity and short-term nature of the assets. The carrying value of officer receivables, short-term and long-term debt and Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures approximates the fair value based upon short-term and long-term borrowings at market rate interest.

                               Cash and cash equivalents are held principally at three high quality financial institutions. At times such balances may be in excess of the FDIC insurance limit.

Segment Reporting              The Financial  Accounting  Standards Board issued
                               SFAS  131,   Disclosures  about  Segments  of  an
                               Enterprise  and Related  Information,  (SFAS 131)
                               which supersedes SFAS 14, Financial reporting for
                               Segments  of a  Business  Enterprises.  SFAS  131
                               establishes  standards  for the way  that  public
                               companies  report   information  about  operating
                               segments  in  annual  financial   statements  and
                               requires reporting of selected  information about
                               operating    segments   in   interim    financial
                               statements   issued  to  the   public.   It  also
                               establishes  standards for disclosures  regarding
                               products and services, geographic areas and major
                               customers. SFAS 131 defines operating segments as
                               components  of a  company  about  which  separate
                               financial   information   is  available  that  is
                               evaluated   regularly  by  the  chief   operating
                               decision   maker  in  deciding  how  to  allocate
                               resources and in assessing performance.

                               SFAS 131 is effective for financial statements for period beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company believes it operates under one business segment and complies with the required financial statement disclosures. Results of operations and financial position are unaffected by implementation of this standard.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


1.   Business
     Acquisitions              Since  August 1992,  the Company has  consummated
                               the following ten acquisitions of lawn and garden
                               companies  or  product   lines  for  a  total  of
                               approximately $107 million in consideration:

                               o Golden West Chemical Distributors, Inc. - A manufacturer of humic acid-based products designed to improve crop yield, which was acquired in August 1992 for approximately $1.1 million in cash and $1.1 million of promissory notes.

                               o Easy Gardener, Inc. - A manufacturer of multiple fabric landscaping products including Weedblock(R), which was acquired in September 1994 for approximately $21.3 million consisting of $8.8 million in cash, a $10.5 million promissory note and two convertible notes each in the principal amount of $1.0 million. Approximately $2.2 million of additional purchase price was contingent on Easy Gardener meeting certain income requirements. All of these amounts had been paid by June 30, 1999.

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

                               o Weed Wizard, Inc. - A manufacturer and distributor of weed trimmer replacement heads, which was acquired in February 1998 for approximately $16.0 million, plus an additional $1.7 million for excess working capital and acquisition expenses, of which approximately $5.0 million was based on the value of certain net assets acquired.

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

                               o Tensar(R) consumer products line of The Tensar Corporation. A line of lawn and garden specialty fencing, which was acquired from The Tensar Corporation, acquired in May 1998 for approximately $5.4 million, plus an additional $1 million for inventory.

                               o Ampro Industries, Inc. - A manufacturer of combination grass and flower patch products, mulch and animal litter. The Company acquired all of the outstanding stock of Ampro for approximately $24.6 million in October 1998 with additional purchase price payments over the next two years based upon its future operating cash flow.

                               o E-Garden, Inc. - An internet-based retailer that sells lawn and garden products through its own website. The Company acquired all of the outstanding stock of E-Garden for $538,000 in June 1999 with additional purchase price payments over the next three years based on its future net sales.

                               All of the above acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated statements of income since their respective acquisition dates. The following unaudited pro forma summary combines the consolidated results of operations of the Company, Ampro, Weed Wizard, and Weatherly as if the acquisitions had occurred at the beginning of the year of acquisition and the beginning of the prior year. Accordingly, Weatherly and Weed Wizard, have been reflected as if the acquisitions occurred July 1, 1996 and Ampro as if the acquisition occurred on July 1, 1997. The pro forma information gives effect to certain adjustments, including the amortization of excess of cost over net assets acquired, the elimination of certain expenses incurred by Weatherly related to its acquisition,

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                               salary  for  an  Ampro  employee  covered  by  an
                               employment agreement and additional interest expense on the notes payable. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company, Ampro, Weed Wizard, and Weatherly had constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future. The pro forma effect of the E-Garden, Tensar, Landmaster, Plastic and Emerald acquisitions have not been reflected since their prior revenue was not material to the Company's operations.

                               Year ended June 30,                             1997             1998             1999
                               --------------------------------------------------------------------------------------

                               Net sales                             $   58,135,000   $   89,811,000   $   90,496,000
                               ======================================================================================

                               Net income before extraordinary
                                  expense and income taxes           $    4,236,000   $    7,339,000   $    1,245,000
                               ======================================================================================

                               Net income before extraordinary
                                  expense                            $    2,344,000   $    4,844,000   $      747,000
                               ======================================================================================

                               Net income                            $      817,000   $    3,394,000   $      747,000
                               ======================================================================================

                               Basic net income per common share
                                  before extraordinary expenses      $          .17   $          .27   $          .04
                               ======================================================================================

                               Basic net income  per common share    $          .06   $          .19   $          .04
                               ======================================================================================

                               Diluted net income per common share
                                  before extraordinary expense       $          .15   $          .21   $          .03
                               ======================================================================================

                               Diluted net income per common share   $          .05   $          .15   $          .03
                               ======================================================================================

2.   Concentration
     of Credit Risk
     and Significant
     Relationships             Trade accounts  receivable are due primarily from
                               numerous  customers  located  in many  geographic
                               regions throughout the United States. The Company
                               performs   ongoing  credit   evaluations  of  its
                               customers' financial conditions and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. The Company does not require collateral from its customers.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                               During the years ended June 30, 1997, 1998 and 1999, sales to two customers accounted for approximately 36% (26% and 10%) 37% (26% and 11%)
                               and 33% (24% and 9%) of consolidated net sales. Included in accounts receivable at June 30, 1998 and 1999 is $3,016,000 and $6,765,000 due from the two largest customers.

                               The Company's two significant product lines are landscape fabric and fertilizer, plant food and insecticide spikes. For the years ended June 30, 1997, 1998 and 1999, sales of landscape fabric represented approximately 44%, 39% and 37% of the Company's total net sales and sales of fertilizer, plant food and insecticide spikes constituted 24%, 20% and 13% of the Company's total net sales.

                               Substantially  all  raw  material  purchases  for
                               Weedblock(R)       inventory,        representing
                               approximately 22%, 37% and 29% of the Company's consolidated raw material purchases during the years ended June 30, 1997, 1998 and 1999, are from one vendor. Management believes that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause delays and a possible loss of sales, which would affect operating results adversely. Included in accounts payable at June 30, 1998 and 1999 is $854,000 and $326,000 due to this vendor.

3. Inventories                 Inventories consist of:

                               June 30,                   1998              1999
                               =================================================
                               Raw materials       $ 5,183,000       $10,103,000
                               Finished goods        6,580,000         6,883,000
                               -------------------------------------------------
                                                   $11,763,000       $16,986,000
                               =================================================

                               At June 30, 1999, the inventory balance has been reduced by a provision for possible obsolescence of $263,000. No reserves were recorded in prior years.

4. Property and                Property and equipment consist of:
   Equipment

                   June 30,                                   1998          1999
                   =============================================================
                   Land                                $        --   $   515,000
                   Leasehold improvements                  397,000       587,000
                   Building and improvements                    --     3,891,000
                   Furniture, fixtures and equipment     4,649,000     9,434,000
                   -------------------------------------------------------------
                                                         5,046,000    14,427,000
                   Less accumulated depreciation         1,456,000     2,793,000
                   -------------------------------------------------------------
                                                       $ 3,590,000   $11,634,000
                   =============================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================



5. Excess of Cost
   Over Net Assets
   Acquired The excess of cost over net assets acquired consists of the following:

            June 30,                                          1998          1999
            ====================================================================

            Weatherly Consumer Products Group, Inc.    $22,948,000   $22,948,000
            Ampro Industries                                    --    17,918,000
            Easy Gardener, Inc.                         15,639,000    15,639,000
            Weed Wizard, Inc.                           11,495,000    11,973,000
            Tensar Polytechnologies, Inc.                4,928,000     5,226,000
            Plastic Molded Concepts, Inc.                2,810,000     2,810,000
            Landmaster Products, Inc.                    2,290,000     2,292,000
            Golden West Chemical Distributions, Inc.     2,098,000     2,098,000
            Emerald Products, LLC                          991,000     1,112,000
            E-Garden                                            --       538,000
            --------------------------------------------------------------------

                                                        63,199,000    82,554,000

            Less accumulated amortization                4,335,000     6,981,000
            --------------------------------------------------------------------

                                                       $58,864,000   $75,573,000
            ====================================================================

6. Lines of Credit             In  October,   1998,  the  Company   completed  a
                               financing  agreement  with Bank of  America.  The
                               agreement  provides  for a $25 million  revolving
                               acquisition  line  of  credit  ("the  Acquisition
                               Facility")  to  finance  acquisitions  and  a $20
                               million working capital  revolving line of credit
                               ("the  Working  Capital  Facility").   Borrowings
                               under such  credit  facilities  bear  interest at
                               variable annual rates chosen by the Company based
                               on either (i) the London  Interbank  Offered Rate
                               ("LIBOR")  plus an applicable  marginal  rate, or
                               (ii) the  higher of 0.5%  above the then  current
                               Federal  Funds  Rate of the Prime Rate of Bank of
                               America,   in  each  case,   plus  an  applicable
                               marginal   rate.   The    Acquisition    Facility
                               terminates   at   October   15,   2001   and  the
                               outstanding   balance  is  payable  in  quarterly
                               payments  starting  with  December  31,  2001 and
                               ending  with  December  31,  2004.   The  Working
                               Capital Facility  terminates with the balance due
                               on October 15,  2001.  The Company is required to
                               maintain  a  zero  balance,   under  the  Working
                               Capital Facility, for at least 30 consecutive days during the period from July 1 to December 1 of each year. However, if the Company elects to terminate the agreement prior to the expiration date, the outstanding balance must be prepaid together with a premium of 1% to 0.5% of the total facility.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                               The Company's obligations under the Credit Agreement are guaranteed by its subsidiaries and secured by a security interest in favor of the Bank in substantially all of the assets of the Company and its subsidiaries. Upon the occurrence of an event of default specified in the Credit Agreement, the maturity of loans outstanding under the Credit Agreement maybe accelerated by the Bank, which may also foreclose its security interest on the assets of the Company and its subsidiaries.

                               Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on merger, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. The Company complies with its financial covenants as amended on September 30, 1999.

7.   Mandatorily
     Redeemable
     Preferred
     Securities                In April 1998,  U.S.  Home & Garden  Trust I (the
                               "Trust"), a newly created Delaware business trust
                               and a  wholly-owned  subsidiary  of the  Company,
                               issued   78,000   common    securities   with   a
                               liquidation  amount of $25 per common security to
                               the Company for $1,950,000 and completed a public
                               offering of 2,530,000 of 9.40%  Cumulative  Trust
                               Preferred Securities with a liquidation amount of
                               $25   per   security   (the   "Trust    Preferred
                               Securities"   and,   together   with  the  common
                               securities,  the "Trust  Securities").  The Trust
                               exists  for the sole  purpose  of  issuing  Trust
                               Securities  and using the  proceeds  therefrom to
                               acquire  the  subordinated  debentures  described
                               below.  Concurrent with the issuance of the Trust
                               Securities,   the  Trust  invested  the  proceeds
                               therefrom in $65.2  million  aggregate  principal
                               amount of 9.40%  Junior  Subordinated  Deferrable
                               Interest     Debentures    (the     "Subordinated
                               Debentures") issued by the Company.

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

                               Approximately $40 million of the proceeds received by the Company from the sale of the Subordinated Debentures to the Trust, were used by the Company to repay outstanding long-term debt and line of credit advances and prepayment penalties (see Note 14).

8.   Officer
     Receivables               Officer  receivables  represents notes which bear
                               interest at 7% and require interest payments on an annual basis. Principal payments on the notes are due in aggregate annual installments of $75,000 to $200,000, with the aggregate balance of $300,000 due upon maturity in June 2002.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


9.   Commitments               Employment Agreements

                               The Company has entered into employment agreements with two of its officers. The agreements are for one-year periods but are automatically renewed unless specifically terminated by the Company or the employee. If the employment agreements are terminated by the Company, the officers will be entitled to an additional ten and five years of annual compensation. Annual compensation under the employment agreements are $450,000 and $250,000. The employment agreements also provide for certain lump sum payments in the event of a change in control equal to approximately $5.7 million. A five year agreement with an officer of Easy Gardener provides for a base aggregate annual salary of approximately $275,000 beginning in 1999. In addition, the agreements provide for incentive and additional compensation under certain circumstances.

                               Operating Leases

                               The Company leases office and warehouse space under operating leases which expire in various years through 2002. The Company also leases certain office equipment and automobiles under operating leases expiring in 1999 through 2003. The future minimum lease payments under these non-cancelable operating leases are as follows:

                               Year ending June 30,                       Amount
                               =================================================

                               2000                                   $  874,000
                               2001                                      643,000
                               2002                                      116,000
                               2003                                       48,000
                               2004                                        9,000
                               -------------------------------------------------

                                                                      $1,690,000
                               =================================================

                               Rent expense was approximately $680,000, $532,000 and $788,000 for the years ended June 30, 1997, 1998 and 1999.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                               Pension Plan

                               Easy Gardener has established an employee defined contribution pension plan (the Plan). Employees of the Company, Weatherly, Easy Gardener, Weed Wizard and Golden West are eligible to participate. The Company is required to match the first 3% of employee contributions up to 5% of the employees wage base. The plan also allows discretionary contributions by the Company. The Company's contribution vests over a seven-year period. Ampro has established a plan for its employees with similar terms to the Easy Gardener Plan. Pension expense associated with the Plan for the years ended June 30, 1997, 1998 and 1999 was approximately $199,000, $223,000 and $351,000.

                               Royalty Agreements

                               The Company has entered into royalty agreements which provide for payments based upon a percentage of net sales of certain products. These agreements expire in various years from 1999 to 2005. Royalty expense during the years ended June 30, 1997, 1998 and 1999 was $304,000,
                               $353,000 and $149,000.

                               Purchase Commitments

                               Ampro has entered into a contract with a supplier to purchase a minimum of $1 million of fertilizer products in 1999, 2000 and 2001.

                               In July 1999, the Company entered into a contract
                               to  purchase   QAD   application   software   for
                               approximately $1.2 million.

10.  Stockholders'
     Equity                    (a) Preferred Stock

                               The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's common stock. No shares of the preferred stock have been issued.

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

                               In  June   1998,   the   Company's   stockholders
                               authorized an increase in common stock from 30 to 75 million shares.

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

                               (c) Treasury Stock

                               During 1998, the Company repurchased 236,000 shares of treasury stock for $1,307,000. During 1999, the Company repurchased 1,569,000 shares for $7,475,000.

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

                               During fiscal 1995, the Board of Directors of the Company adopted, subject to stockholder approval, two additional stock option plans. The 1995 Stock Option Plan (the "1995 Plan") allows the granting of either ISOs or non-qualified options. The maximum aggregate number of shares to be granted under this plan is 1,500,000. The Non-Employee

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                               Director Stock Option Plan (the "Non-Employee Director Plan") was established to attract, retain and compensate for their services as directors, highly qualified individuals who are not employees of the Company. The maximum aggregate number of shares issued under this plan is 100,000. During 1997, 1998 and 1999, 10,000 options were granted each year. The 1995 Plan is administered by a committee of the Board of Directors and the Non-Employee Director Plan is a formula plan.

                               During May 1997, the Board of Directors approved the 1997 Stock Option Plan. The plan reserves the issuance of 1,500,000 shares of common stock.

                               During May 1999, the Board of Directors approved the 1999 Stock Option Plan. The plan reserves the issuance of 900,000 shares of common stock.

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

                               The following is a summary of activity relating to stock options.

                                                                   Weighted
                                                             Average Option
                                                             Price Per Share    Outstanding     Exercisable
                               ============================================================================

                               1991 Plan

                               July 1, 1996                            $1.69        688,000         688,000

                               Expired in 1997                         $1.69        (26,000)        (26,000)
                               ----------------------------------------------------------------------------

                               June 30, 1997                           $1.69        662,000         662,000(2)
                               ============================================================================

                               Exercise of options                     $1.69       (140,000)       (140,000)
                               ----------------------------------------------------------------------------

                               June 30, 1998                           $1.69        522,000         522,000(2)

                               Expired in 1999                         $1.69         (9,000)         (9,000)

                               Options extended(1)                     $1.69             --        (125,000)

                               Exercise of options                     $1.69        (50,000)        (50,000)
                               ----------------------------------------------------------------------------

                               June 30, 1999                           $1.69        463,000         338,000(2)
                               ============================================================================

                               1995 Plan

                               July 1, 1996                            $2.26        710,000         410,000

                               Granted during 1997                     $2.06        675,000         675,000

                               Became exercisable                      $2.28             --          75,000
                               ----------------------------------------------------------------------------

                               June 30, 1997                           $2.10      1,385,000       1,160,000(3)

                               Granted during 1998                     $3.25         98,000          98,000

                               Exercise of options                     $2.06        (24,000)        (24,000)
                               ----------------------------------------------------------------------------

                               June 30, 1998                           $2.18      1,459,000       1,234,000(3)

                               Became exercisable                      $2.25             --          25,000
                               ----------------------------------------------------------------------------

                               June 30, 1999                           $2.18      1,459,000       1,259,000(3)
                               ============================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                                                                   Weighted
                                                             Average Option
                                                             Price Per Share    Outstanding     Exercisable
                               ============================================================================

                               1997 Plan

                               July 1, 1997                            $  --             --              --

                               Granted during 1998                     $3.32        565,000         485,000
                               ----------------------------------------------------------------------------

                               June 30, 1998                           $3.32        565,000         485,000(4)

                               Granted during 1999                     $4.63        150,000          30,000

                               Became exercisable                      $3.72             --          27,000
                               ----------------------------------------------------------------------------

                               June 30, 1999                           $3.59        715,000         542,000(4)
                               ============================================================================

                               Non-Plan Options

                               July 1, 1996                            $1.83      1,060,000         645,000

                               Granted during 1997                     $1.91      1,225,000       1,225,000

                               Became exercisable                      $2.25             --         125,000
                               ----------------------------------------------------------------------------

                               June 30, 1997                           $1.84      2,285,000       1,995,000(5)

                               Exercise of options                     $2.25        (44,000)        (44,000)

                               Granted during 1998                     $5.02        190,000         190,000
                               ----------------------------------------------------------------------------

                               June 30, 1998                           $2.08      2,431,000       2,141,000(5)

                               Exercise of options                     $1.69       (223,000)       (223,000)

                               Became exercisable                      $2.25             --         175,000

                               Options extended(1)                     $1.69             --        (337,000)

                               Granted during 1999                     $3.91        131,000          69,000
                               ----------------------------------------------------------------------------

                               June 30, 1999                           $2.84      2,339,000       1,825,000(5)
                               ----------------------------------------------------------------------------

                               (1) In 1999, the expiration date and vesting period on 545,000 options was extended in periods between nine and ten years. As a result, the Company is recognizing compensation expense for the intrinsic value of the options over the new vesting periods. In 1999, such expense was $268,000.

                               (2)  At  June  30,  1997,   1998  and  1999,  the
                                    weighted average exercise option price per share for exercisable options was $1.69 for all periods.

                               (3)  At  June  30,  1997,   1998  and  1999,  the
                                    weighted average exercise option price per share for exercisable options was $1.90, $2.16 and $2.16.

                               (4) At June 30, 1998 and 1999, the weighted average exercise option price per share for exercisable options was $3.25 and $3.35.

                               (5)  At  June  30,  1997,   1998  and  1999,  the
                                    weighted average exercise option price per share for exercisable options was $1.78, $2.01 and $2.17.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                               The following table summarizes stock options outstanding and exercisable at June 30, 1999.

                                                            Outstanding                         Exercisable
                                                 --------------------------------------     -----------------------
                                                               Average      Weighted                    Weighted
                                  Range of                    Remaining     Average                      Average
                               Exercise Price     Options       Life     Exercise Price     Options   Exercise Price
                               ====================================================================================
                                    $0.01          200,000      2 years    $0.01             200,000     $0.01
                                    $1.69          591,000      7 years    $1.69             144,000     $1.69
                                 $2.06-2.38      3,051,000    1.5 years    $2.11           2,851,000     $2.11
                                 $3.25-3.94        794,000      3 years    $3.40             659,000     $3.32
                                 $4.38-5.25        340,000    4.5 years    $4.84             110,000     $5.00
                               ------------------------------------------------------------------------------------

                                 $0.01-5.25      4,976,000    2.5 years    $2.36           3,964,000     $2.28
                               ====================================================================================

                               In addition to certain stock options and warrants granted to employees, the Company also issued a total of 925,000 options and warrants to various consultants and a financial institution relating to various consulting services, the acquisitions of Weatherly and PlastiChain, and the bank agreement entered into during August 1996. The fair value of such options and warrants was estimated at approximately $1,079,000. The fair value of such options and warrants has been expensed except for the fair value related to acquisitions and the bank financing for which these amounts are being amortized over the life of the excess of cost of net assets acquired and the bank financing agreement (Note 14).

                               (e) Unit Purchase Options

                               In October 1994, the Company granted six unit purchase options (UPOs), each consisting of 43,860 shares of the Company's common stock and Class B Warrants to purchase 43,860 shares of common stock at an exercise price of $2.28. These UPOs, which expire on August 31, 1999, have a nominal exercise price. Three of the UPOs were granted to an officer of the Company for his personal guarantees in connection with the Easy
                               Gardener acquisition. Three were granted to an outside consultant for its services in connection with financing obtained for the Easy Gardener acquisition. Concurrently, the Company also granted six UPOs, consisting of the same components, each with a current exercise price of approximately $75,000, three of which were granted to an

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                               officer of the  Company.  All these  transactions
                               were done in lieu of cash compensation in consideration for certain financial consulting, and other services, including work performed in connection with debt and equity financings, and for the personal guarantee and other collateral provided in connection with the Company's acquisition of Easy Gardener, Inc., without which the Company's transaction with Easy Gardener, Inc. would not have occurred. These UPOs were valued at $400,000 and included in deferred financing costs. During 1997, one UPO and the related warrants were exercised and during 1999, five UPOs were exercised.

                               In connection with the Company's August 1994 Private Placement, the placement agent and its designees were granted approximately 28 UPOs exercisable at $100,000 each. Each UPO consists of 43,860 shares of common stock and warrants to purchase 43,860 shares of common stock at $2.28 per share. These warrants expire in August 1999, if the underlying UPO is not exercised. If exercised, the warrants expire in May 2000. During 1997, five UPOs were exercised. In December 1997 and May 1998, the Company repurchased and retired approximately 20 UPOs underlying approximately 1,851,000 shares of common stock for approximately $3,922,000.

                               The total shares of common stock issuable upon exercise of the remaining UPOs, including the underlying warrants, would be approximately 1,100,000 and 975,000 shares at June 30, 1998 and
                               1999.

                               In  August  1999,  all   outstanding   UPOs  were
                               exercised.

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

                                                     Weighted                                            Weighted
                                                      Average                                             Average
                                                      Warrant                                           Remaining
                                                    Price Per                                         Contractual
                                                        Share      Outstanding(1)    Exercisable            Life
                               ==================================================================================

                               July 1, 1996             $2.14        5,616,000         5,616,000        3.5 years

                               Warrants issued          $2.45          525,000           525,000               --

                               Warrants exercised       $2.15       (2,380,000)       (2,380,000)              --

                               Expired                  $6.00          (52,000)          (52,000)              --
                               ----------------------------------------------------------------------------------

                               June 30, 1997            $2.18        3,709,000         3,709,000          3 years

                               Warrants issued          $4.75          250,000           250,000               --

                               Warrants exercised       $2.28       (1,408,000)       (1,408,000)              --

                               Expired                  $2.25          (50,000)          (50,000)              --
                               ----------------------------------------------------------------------------------

                               June 30, 1998            $2.39        2,501,000         2,501,000          2 years

                               Warrants issued          $2.28          240,000           240,000               --

                               Warrants exercised       $1.89       (1,324,000)       (1,324,000)              --

                               Expired                  $1.89         (201,000)         (201,000)              --
                               ----------------------------------------------------------------------------------

                               June 30, 1999            $2.45        1,216,000         1,216,000        1.5 years
                               ==================================================================================

                               (1) The warrants contain anti-dilution provisions which could effect the number of shares of common issuable stock upon the exercise of the warrants as well as the per share warrant prices. Additionally, these warrants contain certain redemption provisions.

                               (g) Common Stock Reserved

                               At June 30, 1999, approximately 9,190,000 shares of common stock have been reserved for issuance upon the exercise of warrants, options and UPOs.

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

                               FASB No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income, as if compensation costs for the Company's stock options and warrants had been determined in accordance with the fair value based method prescribed in FASB No. 123. The Company estimates the fair value of each stock option and warrant at the grant date by using a Black-Scholes pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999 respectively: no dividend yield for any year; expected volatility of approximately 30% in 1997 and 1998 and approximately 56% in 1999; risk-free interest rates of 6.6% in 1997, 1998 and 1999 and expected lives of approximately three to five years. Pro forma compensation expense associated with options granted to employees totaled $1,566,000, $1,013,000 and
                               $352,000  for 1997,  1998 and 1999.  The weighted
                               average fair value of these options was $0.68, $1.54 and $2.37 for 1997, 1998 and 1999.

                               Under the accounting provisions of FASB No. 123, the Company's net income and net income per common share would have been decreased to the pro forma amounts indicated below:

                               Years ended June 30,                           1997             1998             1999
                               =====================================================================================
                               Net income
                                  As reported                            $3,183,000       $5,526,000      $2,049,000
                                  Pro forma                               1,617,000        4,513,000       1,697,000
                                  Dilutive per common share                    0.20             0.24            0.09
                                  Dilutive per common share pro forma          0.10             0.20            0.07
                               =====================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                               The above pro forma information includes only the effects of 1997 and 1998 and 1999 grants. Because options potentially vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net earnings in future years.

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

                               June 30,                                                    1998           1999
                               ===============================================================================

                               Deferred Tax Assets

                               Alternative minimum and state taxes                  $   325,000    $   244,000
                               Accounts receivable allowance and other                  193,000        240,000
                               Net operating loss carryforwards                         192,000        113,000
                               -------------------------------------------------------------------------------

                               Total deferred tax asset                                 710,000        597,000
                               Less valuation allowance                                (188,000)       (97,000)
                               -------------------------------------------------------------------------------

                               Net deferred tax asset                               $   522,000    $   500,000
                               ===============================================================================

                               ===============================================================================

                               Deferred Tax Liability

                               Tax accumulated depreciation and amortization in
                                  excess of book amount                             $  (812,000)   $(1,600,000)
                               ===============================================================================

                               At June 30, 1998, the Company had utilized all of its Federal net operating loss (NOL) carryforwards. California allows an NOL carryforward of 50% of a company's California taxable loss. The carryforward for California purposes, after the 50% reduction, was approximately $1,274,000 at June 30, 1999 and expires through 2002.

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

                               At June 30, 1998 and 1999, the Company established a $188,000 and $97,000 valuation allowance for the benefits pertaining to California NOLs which are not estimated to be realizable prior to their expiration. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

                               The income tax provision consists of:

                               June 30,                                1997              1998              1999
                               ================================================================================
                               Current
                                  Federal                        $  126,000        $2,104,000        $  336,000
                                  State                             280,000           570,000           204,000
                               --------------------------------------------------------------------------------

                                                                    406,000         2,674,000           540,000
                               --------------------------------------------------------------------------------

                               Deferred
                                  Federal                         2,286,000           126,000           682,000
                                  State                              56,000            65,000           128,000
                               --------------------------------------------------------------------------------

                                                                  2,342,000           191,000           810,000
                               --------------------------------------------------------------------------------

                                                                 $2,748,000        $2,865,000        $1,350,000
                               ================================================================================

                               The 1997 income tax expense consists of $3,200,000 expense from continuing operations reduced by a $452,000 benefit associated with the extraordinary expense. The 1998 income tax expense consists of $3,600,000 expense from continuing operations reduced by a $735,000 benefit associated with the extraordinary expense.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                               The following is a reconciliation between the Statutory Federal income tax rate and the Company's effective tax rate for continuing operations:

                               June 30,                                            1997       1998       1999
                               ==============================================================================
                               Income tax provision computed at Federal
                                  Statutory rate                                  (34.0)%    (34.0)%    (34.0)%
                               State taxes, net of Federal tax benefits            (4.6)      (6.0)      (6.0)
                               Nondeductible amortization and other                (4.5)      (1.1)      (3.4)
                               Deductible UPOs and stock options                     --        7.3        1.0
                               Changes in valuation allowance on deferred tax
                                  asset                                            (0.2)      (0.2)       2.7
                               ------------------------------------------------------------------------------

                               Provision benefit for income taxes                 (43.3)%    (34.0)%    (39.7)%
                               ==============================================================================

12.  Trade Credits             In  April  1996,  the  Company  entered  into  an
                               agreement to exchange unsold assets held for sale
                               for  credit   against  the  future   purchase  of
                               products and services.  This transaction has been
                               reported at the  estimated  fair market  value of
                               the assets  exchanged by the Company.  No gain or
                               loss was  recognized on this  transaction  as the
                               Company had  previously  written  down its assets
                               held  for  sale to their  estimated  fair  market
                               value. The agreement  requires the Company to pay
                               a portion of the purchase price of the product or
                               services received. Depending on the nature of the
                               products or services purchased,  the Company will
                               receive a credit against the future price ranging
                               from 10% to 45% of the cash purchase  price.  The
                               Company  will also  receive a  percentage  of the
                               cash  proceeds  from  the  ultimate  sale  of the
                               assets.  The agreement  provides that the Company
                               will  receive  maximum  total  credits  and  cash
                               totaling  $1.6  million.  In  1999,  the  Company
                               expensed  the $944,000  carrying  value for these
                               trade   credits   in    conjunction    with   the
                               restructuring discussed in Note 16.

13.  Supplemental
     Cash Flow
     Information

                                June 30,                                       1997          1998          1999
                               ================================================================================
                               Cash paid during the period for:

                                  Interest                               $5,816,000    $7,774,000    $7,540,000

                                  Taxes                                  $  131,000    $2,038,000    $1,744,000
                               ================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                               Supplemental schedule of non-cash investing and financing activities:

                               During 1997, the Company issued warrants and options for various consulting services which were valued at approximately $1,079,000.

                               During 1998, $350,000 of debt was converted into 154,000 shares of the Company's common stock.

                               In connection with the business acquisitions in 1997, 1998 and 1999, the following transactions occurred:

                               June 30,                                   1997            1998            1999
                               ===============================================================================
                               Fair value of assets acquired      $ 32,935,000    $ 28,487,000    $ 31,957,000

                               Promissory notes                     (3,323,000)             --              --

                               Liabilities assumed                  (1,254,000)       (354,000)     (4,867,000)
                               -------------------------------------------------------------------------------

                               Cash paid for assets acquired      $ 28,358,000    $ 28,133,000    $ 27,090,000
                               ===============================================================================

14.  Extraordinary Expense     As a  result  of  the  refinancing  of all of the
                               Company's  outstanding  debt in August 1996,  the
                               entire balance of deferred  finance costs at June
                               30, 1996, net of accumulated  amortization,  plus
                               certain     prepayment     penalties     totaling
                               approximately $455,000, was written off as an extraordinary expense during the year ended June
                               30, 1997.

                               As a result of the refinancing of all of the Company's outstanding debt in April 1998, the entire balance of deferred financing costs at April 1, 1998, net of accumulated amortization, plus certain prepayment penalties totaling approximately $743,000 was written off as an extraordinary expense during the year ended June 30, 1998.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


15.  Earnings per
     Share The following is a reconciliation of the weighted average number of shares used to compute basic and dilutive earnings per share before extraordinary expense:

                               June 30,                                        1997          1998          1999
                               ================================================================================
                               Basic weighted average common
                                  shares outstanding                     13,695,000    17,776,000    19,621,000

                               Options and warrants                       2,373,000     5,032,000     3,974,000
                               --------------------------------------------------------------------------------

                               Dilutive weighted average common
                                  shares outstanding                     16,068,000    22,808,000    23,595,000
                               ================================================================================

16.  Restructuring
     Charges In 1999, the Company recorded restructuring charges of $1,964,000. The restructuring initiatives involved the closing of the Weed Wizard facility in Georgia and a halt in the manufacturing of a Weed Wizard product line. The Company recognized approximately $280,000 of expense related to lease termination fees and the disposal of property and equipment at the Weed Wizard facility; $1,093,000 of expense related to the write-off of trade credits and product rights associated with the discontinued product line; and $591,000 of expense for the termination benefits to be paid to 20 employees involved with the discontinued product line. Approximately $200,000 of the termination benefits had not been paid as of June 30, 1999, and is included in accrued expenses.

17.  Contingency               In August 1999, the former principal stockholders
                               of Ampro have  commenced  an action  against  the
                               Company.  The plaintiffs  are seeking  additional
                               payments  of  unspecified  amounts  to be made to
                               them   pursuant  to  the  Ampro  stock   purchase
                               agreement.  The plaintiffs have also notified the
                               Company  that they  intend to  arbitrate  certain
                               other issues concerning closing adjustments under
                               the stock purchase agreement. The Company intends
                               to  vigorously  defend these  matters and to file
                               counterclaims   against   the  selling  of  Ampro
                               stockholders.

                               The Company holds $1 million in a separate escrow account. These funds were originally intended to be used to acquire the stock of Ampro. The ultimate use of these funds is expected to be determined as the disputes discussed above are resolved.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                  Schedule II--Valuation and Qualifying Accounts



                                                                   Charged to          Writeoffs
                                                Beginning           Costs and              of                Ending
                                                  Balance            Expenses           Accounts               Balance
==========================================================================================================================
Allowance for Doubtful Accounts
o  Year ended June 30, 1997                     $ 155,000           $ 323,000           $(164,000)           $ 314,000
o  Year ended June 30, 1998                       314,000             179,000             (94,000)             399,000
o  Year ended June 30, 1999                       399,000             827,000            (235,000)             991,000
==========================================================================================================================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       U.S. Home & Garden Inc.
                                                       -----------------------
                                                             (Registrant)


                                                       By:    /s/ Robert Kassel
                                                       ------------------------
                                                          Robert Kassel, Chief
                                                          Executive Officer

Dated: October 4, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                   Title                      Date
     ---------                   -----                      ----


 /s/ Robert Kassel          Chairman of the Board           October 4, 1999
-------------------         of Directors, Chief
Robert Kassel               Executive Officer,
                            President and Treasurer
                            (Chief Executive
                            and Financial Officer)


 /s/Maureen Kassel          Vice-President,                 October 4, 1999
-------------------         Secretary and
Maureen Kassel              Director



 /s/Richard Raleigh         Chief Operating                 October 4, 1999
-------------------         Officer and Director
Richard Raleigh


 /s/Lynda Gustafson         Vice President -                October 4, 1999
-------------------         Finance (Principal
Lynda Gustafson             Accounting Officer)



 /s/Jon Schulberg           Director                        October 4, 1999
-------------------
Jon Schulberg


 /s/Fred Heiden             Director                        October 4, 1999
-------------------
Fred Heiden