Form 10-Q
period 1999-09-30
US HOME & GARDEN INC
filed 1999-11-15
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           From the transition period from ____________ to ___________

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

                                  (415)616-8111
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes___X __ No_______

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of November 8, 1999 there were 18,861,963 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

Consolidated balance sheet as of June 30, 1999
and September 30, 1999 (Unaudited)                                           1-2

Consolidated statements of income for the three months
Ended September 30, 1998 and 1999 (Unaudited)                                  3

Consolidated statements of cash flows for the three months
Ended September 30, 1998 and 1999 (Unaudited)                                4-5

Notes to consolidated financial statements                                   6-7

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                              8-14

Item 3. - Quantitative and Qualitative Disclosures About Market Risk          14


Part II. - Other Information

Item 1. - Legal Proceedings                                                   15

Item 2. - Changes in Securities                                               15

Item 6. - Exhibits and Reports on Form 8-K                                    15

Signatures                                                                    16

                                                                                     U.S. Home & Garden Inc. and Subsidiaries


                                                                                                   Consolidated Balance Sheet

=============================================================================================================================

                                                                                June 30, 1999              September 30, 1999
                                                                                -------------              ------------------
                                                                                                               (Unaudited)
Assets

Current
     Cash and cash equivalents                                                   $  2,936,000                 $  6,578,000
     Restricted cash                                                                1,000,000                    1,000,000
     Accounts receivable, less allowance for doubtful accounts
       and sales returns of $991,000 and $476,000                                  20,242,000                    8,560,000
     Inventories                                                                   16,986,000                   16,369,000
     Prepaid expenses and other current assets                                      1,137,000                    1,071,000
     Deferred tax asset                                                               500,000                    2,100,000
---------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                               42,801,000                   35,678,000

Property and Equipment, net                                                        11,634,000                   12,147,000

Intangible Assets
     Excess of cost over net assets acquired, net                                  75,573,000                   75,002,000
     Deferred financing costs, net of accumulated
       amortization of $167,000 and $233,000                                        3,524,000                    3,458,000
     Product rights, patents and trademarks, net of
       accumulated amortization of $271,000 and $279,000                              571,000                      563,000
     Non-compete agreement, net of accumulated
      amortization of $77,000 and $84,000                                           1,433,000                    1,426,000
     Package design, net of accumulated amortization of
       $533,000 and $619,000                                                        1,096,000                    1,185,000

Officer Receivables                                                                   725,000                      738,000

Other Assets                                                                          107,000                      211,000
---------------------------------------------------------------------------------------------------------------------------

                                                                                 $137,464,000                 $130,408,000
---------------------------------------------------------------------------------------------------------------------------
                                                              See accompanying notes to consolidated financial statements.

                                                                               U.S. Home & Garden Inc. and Subsidiaries


                                                                                             Consolidated Balance Sheet

=======================================================================================================================

                                                                            June 30, 1999          September 30, 1999
                                                                            -------------          ------------------
                                                                                                       (Unaudited)
Liabilities and Stockholders' Equity

Current
     Accounts payable                                                       $   2,394,000            $   3,410,000
     Accrued expenses                                                           4,352,000                1,408,000
     Accrued co-op advertising                                                  1,499,000                  556,000
     Accrued commissions                                                        1,682,000                  787,000
-------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                       9,927,000                6,161,000

Deferred Tax Liability                                                          1,600,000                1,800,000

Other Liabilities                                                                 703,000                  651,000

Acquisition Line of Credit                                                     15,500,000               15,000,000

Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary Trust
     Holding Solely Junior Subordinated
     Debentures                                                                63,250,000               63,250,000
-------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                              90,980,000               86,862,000
-------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
     Preferred stock, $.001 par value - shares authorized,
       1,000,000; no shares outstanding                                                --                       --
     Common stock, $0.001 par value-shares authorized,
       75,000,000; 21,219,000 and 21,653,000 shares
       issued at June 30, 1999 and September 30, 1999                              21,000                   22,000
     Additional paid-in capital                                                50,542,000               50,574,000
     Retained earnings                                                          4,703,000                2,722,000
-------------------------------------------------------------------------------------------------------------------

                                                                               55,266,000               53,318,000
Less: Treasury Stock, 1,805,000 and 2,177,000 shares
     at cost at June 30, 1999 and September 30, 1999                           (8,782,000)              (9,772,000)
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                     46,484,000               43,546,000
-------------------------------------------------------------------------------------------------------------------

                                                                            $ 137,464,000            $ 130,408,000
-------------------------------------------------------------------------------------------------------------------
                                                         See accompanying notes to consolidated financial statements.

                                                          U.S. Home & Garden Inc. and Subsidiaries


                                                                 Consolidated Statements of Income

==================================================================================================


                                                              Three Months Ended September 30,
                                                         -----------------------------------------
                                                             1998                         1999
                                                             ----                         ----
Net Sales                                                $ 10,768,000                 $ 12,985,000

Cost of Sales                                               5,312,000                    7,176,000
--------------------------------------------------------------------------------------------------

Gross profit                                                5,456,000                    5,809,000
--------------------------------------------------------------------------------------------------

Operating expenses
      Selling & shipping                                    3,221,000                    3,468,000
      General and administrative                            2,380,000                    2,969,000
      Depreciation                                            211,000                      383,000
      Goodwill amortization                                   559,000                      721,000
      Other amortization                                       68,000                      104,000
--------------------------------------------------------------------------------------------------

Loss from Operations                                         (983,000)                  (1,836,000)
--------------------------------------------------------------------------------------------------

      Investment income                                      (381,000)                     (73,000)
      Interest expense                                      1,541,000                    1,818,000
--------------------------------------------------------------------------------------------------
Loss before income taxes                                   (2,143,000)                  (3,581,000)
      Income tax benefit                                      920,000                    1,600,000
--------------------------------------------------------------------------------------------------
Net Loss                                                 $ (1,223,000)                $ (1,981,000)
--------------------------------------------------------------------------------------------------

Basic and Diluted Loss per Common Share
                                                                (0.06)                       (0.10)
--------------------------------------------------------------------------------------------------

Weighted Average Common and Common
      Equivalent Shares Outstanding                        20,143,000                   19,335,000
--------------------------------------------------------------------------------------------------
                                     See accompanying notes to consolidated financial statements.

                                                                             U.S. Home & Garden Inc. and Subsidiaries


                                                                                Consolidated Statements of Cash Flows

=====================================================================================================================

Increase (Decrease) in Cash and Cash Equivalents

Three months ended September 30,                                                     1998                  1999
---------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
                                                                                 ------------------------------------
Cash Flows from Operating Activities
    Net loss                                                                     $ (1,223,000)           $ (1,981,000)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and other amortization                                         838,000               1,208,000
          Amortization of deferred financing costs                                     25,000                  66,000
          Deferred taxes                                                               63,000              (1,400,000)
          Changes in operating assets and liabilities, net of
            assets acquired and liabilities assumed:
               Accounts receivable                                                 10,413,000              11,682,000
               Inventories                                                         (1,429,000)                617,000
               Prepaid expenses and other current assets                               (2,000)                 66,000
               Accounts payable and accrued expenses                               (4,981,000)             (3,818,000)
               Other assets                                                            (3,000)               (104,000)
---------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                                           3,701,000               6,336,000
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
    Payment for purchase of businesses, net of cash acquired                       (1,167,000)               (153,000)
    Decrease (increase) in officer receivables                                         18,000                 (13,000)
    Purchase of property and equipment                                               (413,000)               (896,000)
    Purchase of package design                                                       (228,000)               (175,000)
---------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                              (1,790,000)             (1,237,000)
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
    Proceeds from issuances of stock                                                   25,000                  33,000
    Repurchase of unit purchase options                                               (79,000)                     --
    Repurchase of common stock for treasury                                        (2,703,000)               (990,000)
    Payment on bank line of credit                                                         --                (500,000)
    Acquisition finance costs                                                          (7,000)                     --
---------------------------------------------------------------------------------------------------------------------

Net Cash Used in Financing Activities                                              (2,764,000)             (1,457,000)
---------------------------------------------------------------------------------------------------------------------

                                                                             U.S. Home & Garden Inc. and Subsidiaries


                                                                                Consolidated Statements of Cash Flows

=====================================================================================================================


Net increase (decrease) in cash and cash equivalents                                 (853,000)              3,642,000

Cash and Cash Equivalents, beginning of period                                     27,130,000               2,936,000
---------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                                         $ 26,277,000            $  6,578,000
---------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of Cash Flow Information
    Cash paid for interest, including deferred financing costs                   $  1,491,000            $  1,774,000
    Cash paid for taxes                                                          $         --            $     22,000
---------------------------------------------------------------------------------------------------------------------
                                                     See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

1. The accompanying consolidated financial statements at September 30, 1999 and for the three months ended September 30, 1998 and 1999 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the three months ended September 30, 1999 are not necessarily indicative of the results of operations for a full year.

2. Refer to the audited consolidated financial statements for the year ended June 30, 1999, for details of accounting policies and detailed notes to the consolidated financial statements.

3.   Inventories consist of:

                                        June 30, 1999         September 30, 1999
     ---------------------------------------------------------------------------
                                                (000)                      (000)

     Raw materials                             10,103                      9,575
     Finished goods                             6,883                      6,794
     ---------------------------------------------------------------------------

                                               16,986                     16,369
     ---------------------------------------------------------------------------

4. On October 16, 1998, the Company completed the acquisition of Ampro Industries Inc., a lawn and garden company, for approximately $24.6 million with additional purchase price payments over the next two years based upon its future operating cash flow. An additional $1 million was paid for a non-compete agreement.

     The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated statements of income since the acquisition date. The value of intangibles purchased and the excess of the purchase price over the fair value of assets acquired totaled approximately $18 million and will be amortized on a straight line basis over the estimated useful life of thirty years.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Ampro Industries, Inc. as if the acquisitions had occurred at the beginning of fiscal 1999, after giving effect to certain adjustments, including the amortization of excess costs over assets acquired, increased interest expense and the elimination of certain expenses incurred by Ampro Industries, Inc. related to the acquisitions. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Ampro Industries, Inc. had constituted a single entity during such period and is not necessarily indicative of results which may be obtained in the future.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

     Three months ended September 30,                                       1998
     ---------------------------------------------------------------------------
                                                                           (000)

     Net sales                                                            11,444
     Net loss                                                            (2,806)
     Diluted net loss per common share                                    (0.14)
     ---------------------------------------------------------------------------

5. The Company completed a financing agreement with Bank of America on October 13, 1998. The agreement provides for a $25 million revolving acquisition line of credit ("the Acquisition Facility") to finance acquisitions and a $20 million working capital revolving line of credit ("the Working Capital Facility"). Borrowings under such credit facilities bear interest at variable annual rates chosen by the Company based on either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable marginal rate, or (ii) the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, in each case, plus an applicable marginal rate. The Acquisition Facility terminates at October 15, 2001 and the outstanding balance is payable in quarterly payments starting with December 31, 2001 and ending with December 31, 2004. The Working Capital Facility terminates with the balance due on October 15, 2001. The Company is required to maintain a zero balance, under the Working Capital Facility, for at least 30 consecutive days during the period from July 1 to December 1 of each year. However, if the Company elects to terminate the financing agreement prior to the expiration date, the outstanding balance must be prepaid together with a premium of 1% to 0.5% of the total facility.

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

6. Subsequent to September 30, 1999, the Company repurchased 307,000 shares of its common stock for approximately $739,000.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"Safe Harbor  Statement under the Private  Securities  Litigation  Reform Act of
1995:

     Certain information included in this item 2 and elsewhere in the Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, the Company's growth strategy, the effect of recent acquisitions, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, the general condition of the economy and other risks detailed in the Company's Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date the statement was made."

General

     U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly owned subsidiaries, E-Garden, Inc., Ampro Industries, Inc. ("Ampro"), Easy Gardener, Inc. ("Easy Gardener"), and Golden West Agri-Products, Inc., and Easy Gardener's wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. and Weed Wizard Acquisition Corp. Since 1992, the Company consummated ten acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of over $107 million in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $82.7 million at September 30, 1999. The Company is currently amortizing such goodwill using the straight-line method over various time periods ranging from 20 to 30 years.

Results of Operations

     The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                                         Percentage of Net Sales
                                                           Three Months Ended
                                                              September 30,
                                                           1998           1999

Net sales                                                 100.0%         100.0%
Cost of sales                                              49.3           55.3
                                                          -----          -----
Gross profit                                               50.7           44.7
Selling and shipping expenses                              29.9           26.7
General and administrative expenses                        29.9           32.2
                                                          -----          -----
Loss from operations                                       (9.1)         (14.2)
Interest expense, net                                     (10.8)         (13.4)
Income tax benefit                                          8.5           12.3
                                                          --------------------

Net Loss                                                  (11.4)%        (15.3)%
                                                          --------------------


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Net sales. Net sales increased by $2.2 million, or 20.6%, to $13.0 million during the three months ended September 30, 1999 from $10.8 million during the comparable period in 1998. The increase in net sales was primarily a result of the October 1998 acquisition of Ampro Industries, Inc. and internal growth of the Company's pre-existing product lines.

     Gross profit. Gross profit increased by $353,000, or 6.5%, to $5.8 million for the three months ended September 30, 1999 from $5.5 million during the comparable period in 1998. This increase was due primarily to the increase in net sales. Gross profit as a percentage of net sales decreased to 44.7% during the three months ended September 30, 1999 from 50.7% during the comparable period in 1998. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase in sales of lower-margin products.

     Selling and shipping expenses. Selling and shipping expenses increased $247,000, or 7.7% to $3.5 million during the three months ended September 30, 1999 from $3.2 million during the comparable period in 1998. This increase was primarily the result of an increase in the amount of products shipped, which was a consequence of the October 1998 acquisition of Ampro Industries, Inc. along with an increase in sales of pre-existing product lines. Selling and shipping expenses as a percentage of net sales decreased to 26.7% during the three months ended September 30, 1999 from 29.9% during the comparable period in 1998. This decrease was primarily as a result of economies of scale gained from the sale of new products to existing customers.

     General and administrative expenses. General and administrative expenses increased $959,000 or 29.8%, to $4.2 million during the three months ended September 30, 1999 from

$3.2 million during the comparable period in 1998. This increase is primarily due to increased depreciation and amortization of $370,000 as a result of the acquisition of Ampro Industries, Inc. As a percentage of net sales, general and administrative expenses, excluding depreciation and amortization, increased to 22.9% during the three months ended September 30, 1998 from 22.1% during the comparable period in 1998.

     Loss from operations. Loss from operations increased by $853,000 or 86.8% to $1.8 million during the three months ended September 30, 1998, from $983,000 during the comparable period in 1998. The loss from operations in actual dollars was primarily due to the seasonal nature of the Company's business. Furthermore, the increase in the loss for the 1999 period was primarily attributable to a full quarter of operating loss from Ampro Industries, Inc., which was not included in the comparable quarter in 1998. As a percentage of net sales, loss from operations increased to 14.2%, for the three months ended September 30, 1999 from 9.1% during the comparable period in 1998.

     Interest expense. Interest expense increased $277,000, or 18.0% to $1.8 million during the three months ended September 30, 1999, from $1.5 million during the comparable period in 1998. The increase in interest expense is primarily related to the interest associated with the increase in debt as a result of financing the Company's acquisition of Ampro Industries, Inc.

     Income taxes. Income tax benefit increased to $1.6 million during the three months ended September 30, 1999 from $920,000 during the comparable period in 1998, primarily due to the increase in the net loss before taxes. The income tax benefit or expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

     Net loss. Net loss increased by $758,000, or 62.0%, to $2.0 million during the three months ended September 30, 1999 from $1.2 million during the comparable period in 1998. Diluted net loss per common share increased $0.04 to $0.10 per share for the three months ended September 30, 1999 from $0.06 per common share during the comparable period in 1998. The increase in diluted loss per share is primarily attributable to the increase in net loss and less weighted average common and common equivalent shares outstanding in the three months ended September 30, 1999 compared to the comparable period in the prior year due to the Company's repurchase of its common shares.

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

     Sales of the Company's agricultural products, which were not material during the three months ended September 30, 1999, are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through cash generated by operations; net proceeds from the Company's private placements and public sales of securities and borrowings from lending institutions.

     At September 30, 1999, the Company had consolidated cash and short-term investments totaling $6.6 million and working capital of $29.5 million. At June 30, 1999, the Company had consolidated cash and short-term investments totaling $2.9 million and working capital of $32.9 million. The decrease in working capital is in line with the seasonal nature of the Company's business. In addition, $990,000 was used for the repurchase of common stock for treasury and repayment of $500,000 on the Company's acquisition line of credit during the three months ended September 30, 1999.

     Net cash provided by operating activities during the three months ended September 30, 1999 was $6.3 million consisting primarily of a decrease in accounts receivable, and amortization and depreciation, offset in part by a decrease in accounts payable, an increase in deferred taxes and the net loss for the three months.

     Net cash used in investing activities during the three months ended September 30, 1999 was $1.2 million, consisting primarily of cash used for the purchase of property and equipment and package design.

     Net cash used in financing activities during the three months ended September 30, 1999 was $1.5 million, consisting primarily of the repurchase of approximately 372,000 shares of common stock for treasury and the $500,000 repayment of the Company's acquisition line of credit.

     On October 13, 1998, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America National Trust & Savings Association (the "Bank"). The Credit Agreement provides for a revolving credit facility of up to $25 million to finance the cost of acquisitions by the Company (the "Acquisition Facility") and a revolving credit facility of up to $20 million to finance the Company's working capital requirements (the "Working Capital Facility"). Both of such credit facilities expire on October 15, 2001, at which time borrowings under the Acquisition Facility are payable on a term loan basis in quarterly installments commencing December 31, 2001, with the final installment maturing on September 30, 2004 and, unless refinanced, borrowings under the Working Capital Facility mature on such expiration date. In addition, borrowings under the Acquisition Facility are subject to mandatory prepayment from the net proceeds of certain dispositions of assets, and certain losses or condemnation of property, from excess cash (as defined in the Credit Agreement) generated by the Company and its subsidiaries and 50% of the net proceeds of any new issuance's of the Company's capital stock after such expiration date. Mandatory prepayments by the Company prior to such expiration have the effect of reducing the Acquisition Facility by the prepayment amount. In addition, during a period of 30 consecutive days during the period July 1 to December 1 in each year, no borrowings can be outstanding under the Working Capital Facility. The Company has the right under the Credit Agreement to terminate or permanently reduce the Bank's commitments under such credit facilities in the minimum amount of $1.0 million and multiples thereof subject to the payment to the Bank of "reduction fees" of 1% of the amount terminated or reduced on or prior to December 31, 1999 and 0.5% of the amounts terminated or reduced thereafter. Borrowings under such credit facilities bear interest at variable annual rates selected by the Company based on LIBOR ("London Interbank Offered Rate"), or the higher of 0.5% above the then current Federal Funds Rate or the Bank's prime rate plus, in each case, an applicable marginal rate of interest.

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

     As of September 30, 1999, the Company has a net deferred tax liability of $1.8 million primarily relating to tax depreciation and amortization in excess of the book amount. The deferred tax asset of $2.1 million relates to the net operating loss carryforwards, the allowance for accounts receivable, vacation accrual and certain other balance sheet reserves.

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

     Historically the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of this new standard on July 1, 2000 will not affect its financial statements.

Inflation

     Inflation has historically not had a material effect on the Company's operations.

Year 2000

OVERVIEW AND BACKGROUND

     The Company has implemented a project ("the Project") to address the Year 2000 readiness of its information technology systems (e.g. telephones, alarm systems, copy machines, computer systems, etc.) which have embedded technology (collectively referred to as "Systems"). Additionally, the Project includes the assessment of the Year 2000 readiness of the Company's significant suppliers and customers.

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

     The Assessment phase began in November 1998 and was completed in August 1999. This phase involves: (i.) contacting vendors of significant Systems to assess the Year 2000 readiness of those systems, (ii.) testing of the assertions made by the vendors of significant Systems', (iii.) contacting significant suppliers and customers in order to understand their state of Year 2000 readiness, (iv.) assessment of assertions made by significant suppliers and customers, (v.) determination of the extent of which remediation will be required to ensure Year 2000 readiness and (vi.) development of contingency plans to the extent considered necessary. Although the Company's assessment identified certain systems that were not currently Year 2000 compliant, these systems have either been corrected or entered the remediation phase.

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

     The Company is dependent on several single source raw material manufacturers for supply of such products as weed block fabric and shade cloth fabric. Additionally, demand for the Company's products by the Company's customers is dependent on the ability of certain high volume customers to have effective systems in place such that Year 2000 issues do not negatively affect demand. In the event of a major economic slowdown as a result of Year 2000 issues, the Company would likely be adversely affected in kind. When the economy is down, the home and garden industry generally is down as well. Failure in the systems of the Company's major suppliers or the Company's major customers could have adverse effects on the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

     PART II - OTHER INFORMATION

Item 1. Legal Proveedings.

     On or about October 29, 1999 the Company filed its answer and affirmative defenses as well as certain counter-claims against the plaintiffs in the action commenced in the State of Michigan Circuit Court by the former stockholders of Ampro Industries, Inc. against the Company and Ampro, which action is referenced in Item 3 of the Company's Form 10-K for the fiscal year ended June 30, 1999.

Item 2. Changes in Securities

     (c) During the quarter ended September 30, 1999 the Company issued 54,773 shares of its common stock to an officer of the Company in connection with the officer's exercise of options. The shares were issued in a private transaction pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27   Financial  Data  Schedule  for the Quarter  ended  September  30,
               1999.*

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

* (For SEC use only)

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 9, 1999

                                                  U.S. Home & Garden Inc.
                                                        (Registrant)


                                            /s/  Robert Kassel
                                            ------------------------------------
                                            President, Chief Executive Officer


                                            /s/   Lynda Gustafson
                                            ------------------------------------
                                            Vice President of Finance (Principal
                                            Accounting Officer)