Form 10-Q
period 1999-12-31
US HOME & GARDEN INC
filed 2000-02-14
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         From the transition period from _____________ to_______________

                         Commission File Number 0-19899

                             U.S. HOME & GARDEN INC.
                          (Exact name of registrant as
                            specified in its charter)

         Delaware                                           77-0262908
(State or other jurisdiction                                IRS Employer
of incorporation or organization)                      (Identification Number)
                                -


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

As of February 3, 2000 there were 18,823,381 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

Consolidated balance sheet as of June 30, 1999
and December 31, 1999 (Unaudited)                                           1-2

Consolidated statements of income for the three months and
six months Ended December 31, 1998 and 1999 (Unaudited)                       3

Consolidated statements of cash flows for the six months
Ended December 31, 1998 and 1999 (Unaudited)                                4-5

Notes to consolidated financial statements                                  6-8

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                             9-16

Item 3. - Quantitative and Qualitative Disclosures About Market Risk         16


Part II. - Other Information

Item 1. - Legal Proceedings                                                  17

Item 2. - Changes in Securities                                              17

Item 6. - Exhibits and Reports on Form 8-K                                   17

Signatures                                                                   18

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                      Consolidated Balance Sheet

================================================================================

                                                                June 30, 1999    December 31, 1999
                                                                -------------    -----------------
                                                                                    (Unaudited)
Assets

Current
     Cash and cash equivalents                                   $  2,936,000      $    807,000
     Restricted cash                                                1,000,000         1,000,000
     Accounts receivable, less allowance for doubtful accounts
       and sales returns of $991,000 and $574,000                  20,242,000        11,769,000
     Inventories                                                   16,986,000        18,792,000
     Prepaid expenses and other current assets                      1,137,000           988,000
     Deferred tax asset                                               500,000         3,029,000
-----------------------------------------------------------------------------------------------

Total Current Assets                                               42,801,000        36,385,000

Property and Equipment, net                                        11,634,000        12,723,000

Intangible Assets
     Excess of cost over net assets acquired, net                  75,573,000        74,263,000
     Deferred financing costs, net of accumulated
       amortization of $167,000 and $291,000                        3,524,000         3,462,000
     Product rights, patents and trademarks, net of
       accumulated amortization of $271,000 and $31,000               571,000           556,000
     Non-compete agreement, net of accumulated
      amortization of $77,000 and $92,000                           1,433,000         1,418,000
     Package design, net of accumulated amortization of
       $533,000 and $705,000                                        1,096,000         1,293,000

Officer Receivables                                                   725,000           718,000

Other Assets                                                          107,000           340,000
-----------------------------------------------------------------------------------------------

                                                                 $137,464,000      $131,158,000
-----------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                      Consolidated Balance Sheet

================================================================================

                                                                    June 30, 1999  December 31, 1999
                                                                    -------------  -----------------
                                                                                      (Unaudited)
Liabilities and Stockholders' Equity

Current
     Working capital line of credit                                 $        --      $     500,000
     Accounts payable                                                   4,432,000        6,056,000
     Accrued expenses                                                   2,314,000        2,080,000
     Accrued co-op advertising                                          1,499,000          325,000
     Accrued commissions                                                1,682,000          540,000
--------------------------------------------------------------------------------------------------

Total Current Liabilities                                               9,927,000        9,501,000

Deferred Tax Liability                                                  1,600,000        2,000,000

Other Liabilities                                                         703,000          602,000

Acquisition Line of Credit                                             15,500,000       15,000,000

Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary Trust
     Holding Solely Junior Subordinated Debentures                     63,250,000       63,250,000
--------------------------------------------------------------------------------------------------

Total Liabilities                                                      90,980,000       90,353,000
--------------------------------------------------------------------------------------------------

Stockholders' Equity
     Preferred stock, $.001 par value - shares authorized,
       1,000,000; no shares outstanding                                      --               --
     Common stock, $0.001 par value-shares authorized,
       75,000,000; 21,219,000 and 22,050,000 shares
       issued at June 30, 1999 and December 31, 1999                       21,000           22,000
     Additional paid-in capital                                        50,542,000       50,595,000
     Retained earnings                                                  4,703,000          758,000
--------------------------------------------------------------------------------------------------

                                                                       55,266,000       51,375,000
Less: Treasury Stock, 1,805,000 and 2,509,000 shares
     at cost at June 30, 1999 and December 31, 1999                    (8,782,000)     (10,570,000)
--------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                             46,484,000       40,805,000
--------------------------------------------------------------------------------------------------

                                                                    $ 137,464,000    $ 131,158,000
--------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                               Consolidated Statements of Income

================================================================================

                                                                Three Months Ended                         Six Months Ended
                                                                   December 31,                              December 31,
                                                        ---------------------------------         ---------------------------------
                                                             1998                1999                 1998                  1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Unaudited                                 Unaudited
                                                        ---------------------------------         ---------------------------------

Net Sales                                               $ 15,985,000         $ 14,145,000         $ 26,753,000         $ 27,130,000

Cost of Sales                                              7,751,000            7,420,000           13,063,000           14,596,000
------------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                               8,234,000            6,725,000           13,690,000           12,534,000
------------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
   Selling and shipping                                    3,724,000            3,904,000            6,945,000            7,372,000
   General and administrative                              2,861,000            3,206,000            5,241,000            6,174,000
   Depreciation                                              379,000              400,000              590,000              783,000
   Goodwill amortization                                     672,000              731,000            1,231,000            1,452,000
   Other amortization                                         94,000              105,000              162,000              209,000
------------------------------------------------------------------------------------------------------------------------------------

                                                           7,730,000            8,346,000           14,169,000           15,990,000
------------------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Operations                                504,000           (1,621,000)            (479,000)          (3,456,000)

Other Income (Expense)
   Investment income                                         116,000               59,000              497,000              162,000
   Interest expense                                       (1,798,000)          (2,003,000)          (3,339,000)          (3,851,000)
------------------------------------------------------------------------------------------------------------------------------------

Loss before Income Taxes                                  (1,178,000)          (3,565,000)          (3,321,000)          (7,145,000)

Income tax benefit                                           510,000            1,600,000            1,430,000            3,200,000
------------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                $   (668,000)        $ (1,965,000)        $ (1,891,000)        $ (3,945,000)
====================================================================================================================================

Basic and Diluted Loss per
   Common Share                                         $       (.03)        $       (.10)        $       (.09)        $       (.20)
====================================================================================================================================

Weighted Average Common and
   Common Equivalent Shares
   Outstanding                                            19,837,000           19,213,000           19,926,000           19,290,000
====================================================================================================================================
                                                                        See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Increase (Decrease) in Cash and Cash Equivalents

Six months ended December 31,                                    1998             1999
-----------------------------------------------------------------------------------------
                                                                     (Unaudited)
                                                            -----------------------------

Cash Flows from Operating Activities
  Net loss                                                  $ (1,891,000)   $ (3,945,000)
  Adjustments to reconcile net loss to net cash
    (used in) or provided by operating activities:
    Depreciation and amortization                              1,988,000       2,444,000
    Proceeds from disposal of assets                                --             8,000
    Loss on disposal of assets                                      --            12,000
    Amortization of deferred financing costs                      50,000         124,000
    Changes in operating assets and liabilities,
      net of assets acquired and liabilities assumed:
    Accounts receivable                                        3,740,000       8,473,000
    Inventories                                               (6,494,000)     (1,806,000)
    Prepaid expenses and other current assets                   (179,000)        149,000
    Accounts payable and accrued expenses                     (4,262,000)       (978,000)
    Other assets                                                 288,000        (233,000)
    Deferred tax asset                                           138,000      (2,129,000)
----------------------------------------------------------------------------------------

Net Cash (Used in) Provided by Operating Activities           (6,622,000)      2,119,000
----------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Payment for purchase of business, net of cash acquired    (26,202,000)       (150,000)
   Purchase of noncompete agreement                           (1,000,000)           --
   Decrease (increase) in officer receivables                      3,000           7,000
   Purchase of furniture, fixtures and equipment              (1,040,000)     (1,940,000)
   Purchase of package design                                   (521,000)       (369,000)
----------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                        (28,760,000)     (2,452,000)
----------------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Six months ended December 31,                                      1998            1999
-------------------------------------------------------------------------------------------
                                                                         (Unaudited)
                                                               ----------------------------

Cash Flows from Financing Activities
   Proceeds from issuances of stock                            $    137,000    $     54,000
   Repurchase of common stock for treasury                       (5,970,000)     (1,788,000)
   Repurchase of unit purchase options                              (79,000)           --
   Payment of acquisition line of credit                               --          (500,000)
   Acquisition finance cost                                        (397,000)        (62,000)
   Proceeds from working capital line of credit                  18,000,000         500,000
-------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities              11,691,000      (1,796,000)
-------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                       (23,691,000)     (2,129,000)

Cash and Cash Equivalents, beginning of period                   27,130,000       2,936,000
                                                                               ------------

Cash and Cash Equivalents, end of period                       $  3,439,000    $    807,000
===========================================================================================


Supplemental Disclosure of Cash Flow Information
  Cash paid for interest, including deferred financing costs
     and extraordinary expense                                 $  3,498,000    $  3,491,000
   Cash paid for taxes / (refund of taxes)                     $     18,000    ($ 1,093,000)
===========================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1. The accompanying consolidated financial statements at December 31, 1999 and for the six months ended December 31, 1998 and 1999 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the six months ended December 31, 1999 are not necessarily indicative of the results of operations for a full year.

2. Refer to the audited consolidated financial statements for the year ended June 30, 1999, for details of accounting policies and detailed notes to the consolidated financial statements.

3.   Inventories consist of:

                                   June 30, 1999              December 31, 1999
     ---------------------------------------------------------------------------
                                            (000)                          (000)

     Raw materials                        10,103                         10,504
     Finished goods                        6,883                          8,288
     ---------------------------------------------------------------------------

                                          16,986                         18,792
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

     The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated statements of income since the acquisition date. The value of intangibles purchased and the excess of the purchase price over the fair value of assets acquired totaled approximately $18 million and will be amortized on a straight-line basis over the estimated useful life of thirty years.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Ampro Industries, Inc. as if the acquisitions had occurred at the beginning of fiscal 1999, after giving effect to certain adjustments, including the amortization of excess costs over assets acquired, increased interest expense and the elimination of certain expenses incurred by Ampro Industries, Inc. related to the acquisitions. This pro forma summary does not necessarily reflect the results of operations, as they would have been if the Company and Ampro Industries, Inc. had constituted a single entity during such period and is not necessarily indicative of results, which may be obtained in the future.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

     Six months ended December 31,                                         1998
     --------------------------------------------------------------------------
                                                                           (000)

     Net sales                                                           27,903
     Net loss                                                            (3,111)
     Diluted net loss per common share                                    (0.16)
     --------------------------------------------------------------------------

5. The Company completed a financing agreement with Bank of America N.A. (the "Bank") on October 13, 1998 (the "Credit Agreement"). The Credit Agreement provides for a $25 million revolving acquisition line of credit ("the Acquisition Facility") to finance acquisitions and a $20 million working capital revolving line of credit ("the Working Capital Facility"). Borrowings under such credit facilities bear interest at variable annual rates chosen by the Company based on either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable marginal rate, or (ii) the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, in each case, plus an applicable marginal rate. The Acquisition Facility terminates at October 15, 2001 and the outstanding balance is payable in quarterly payments starting with December 31, 2001 and ending with December 31, 2004. The Working Capital Facility terminates with the balance due on October 15, 2001. The Company is required to maintain a zero balance, under the Working Capital Facility, for at least 30 consecutive days during the period from July 1 to December 1 of each year. However, if the Company elects to terminate the Credit Agreement prior to the expiration date, the outstanding balance must be prepaid together with a premium of 1% to 0.5% of the total facility.

     The Company's obligations under the Credit Agreement are guaranteed by its subsidiaries and secured by a security interest in favor of the Bank in substantially all of the assets of the Company and substantially all of its subsidiaries. Upon the occurrence of an event of default specified in the Credit Agreement, the maturity of loans outstanding under the Credit Agreement may be accelerated by the Bank, which may also foreclose its security interest on the assets of the Company and its subsidiaries.

     Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on merger, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. The Company did not meet one of its financial covenants at December 31, 1999. However, the Bank has waived this violation.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

6. In December 1999, the Company commenced a tender offer to purchase up to 700,000 of the outstanding 9.4% Cumulative Trust Preferred Securities issued by its subsidiary, U.S. Home & Garden Trust I, at $15.00 per Trust Preferred Security. The tender offer expired on January 14, 2000. A total of 183,281 Trust Preferred Securities were purchased by the Company. As of February 1, 2000, approximately 2,327,900 Trust Preferred Securities were outstanding.

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

General

     U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly owned subsidiaries, E-Garden, Inc., Ampro Industries, Inc. ("Ampro"), Easy Gardener, Inc. ("Easy Gardener"), and Golden West Agri-Products, Inc., and Easy Gardener's wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. and Weed Wizard Acquisition Corp. Since 1992, the Company consummated ten acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of over $107 million in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $83.1 million at December 31, 1999. The Company is currently amortizing such goodwill using the straight-line method over various time periods ranging from 20 to 30 years.

Results of Operations

     The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                     Three Months Ended       Six Months Ended
                                     ------------------      ------------------
                                         December 31,           December 31,
                                      -----------------      -----------------
                                       1998        1999       1998        1999

Net Sales                             100.0%      100.0%     100.0%      100.0%
Cost of sales                          48.5        52.5       48.8        53.8
                                      -----       -----      -----       -----
Gross profit                           51.5        47.5       51.2        46.2
Selling and shipping expenses          23.3        27.6       26.0        27.2
General and administrative expenses    17.9        22.7       19.6        22.8
Depreciation and amortization           7.2         8.7        7.4         9.0
                                      -----------------      -----------------
Income/ (loss) from operations          3.1       (11.5)      (1.8)      (12.8)
Interest expense, net                 (10.5)      (13.7)     (10.6)      (13.6)
Income tax benefit                      3.2        11.3        5.3        11.8
                                      -----------------      -----------------
Net Loss                               (4.2)%     (13.9)%     (7.1)%     (14.6)%
                                      -----------------      -----------------

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

     Net sales. Net sales decreased by $1.8 million, or 11.5%, to $14.1 million during the three months ended December 31, 1999 from $16.0 million during the comparable period in 1998. The decrease in net sales was primarily due to the discontinuation of certain lower margin products as part of the Company's plan to focus on strategic long term product mix.

     Gross profit. Gross profit decreased by $1.5 million, or 18.3%, to $6.7 million for the three months ended December 31, 1999 from $8.2 million during the comparable period in 1998. This decrease was due primarily to the decrease in net sales. Gross profit as a percentage of net sales decreased to 47.5% during the three months ended December 31, 1999 from 51.5% during the comparable period in 1998. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase in net sales of lower-margin products when compared to the December 31, 1998 period. The Company's decision to adopt a strategy of just in time inventory resulted in $2.8 million less inventory in the December 31, 1999 period when compared to the December 31, 1998 period. Therefore, the lower inventory available to allocate fixed overhead costs decreased the gross profit percentage during the three months ended December 31, 1999 when compared to the comparable period in 1998.

     Selling and shipping expenses. Selling and shipping expenses increased $180,000, or 4.8% to $3.9 million during the three months ended December 31, 1999 from $3.7 million during the comparable period in 1998. Selling and shipping expenses as a percentage of net sales increased to 27.6% during the three months ended December 31, 1999 from 23.3% during the comparable period in 1998. This increase was primarily as a result of increased pricing for shipping inventory to customers. In addition, there were start-up selling and development costs for E*Garden, Inc., which the Company acquired in June 1999, included in this period. Due to the lower inventory and decrease in sales, there was an under absorption of fixed overhead costs.

     General and administrative expenses. General and administrative expenses increased $345,000 or 12.1%, to $3.2 million during the three months ended December 31, 1999 from $2.9 million during the comparable period in 1998. This increase is primarily due to start-up and development expenses relating to E*Garden, Inc., which the Company acquired in June 1999. As a percentage of net sales, general and administrative expenses increased to 22.7% during the three months ended December 31, 1999 from 17.9% during the comparable period in 1998.

     Depreciation and amortization. Depreciation and amortization expenses increased by $91,000 or 7.9% to $1.2 million during the three months ended December 31, 1999 from $1.1 million during the comparable period in 1998. This increase is primarily as a result of the acquisition of Ampro Industries, Inc. in October 1998. As a percentage of net sales, depreciation and amortization expenses increased to 8.7% during the three months ended December 31, 1999 from 7.2% during the comparable period in 1998.

     Loss from operations. During the three months ended December 31, 1999 the Company recorded losses from operations of $1.6 million compared to, income from operations of $504,000 during the comparable period in 1998. The loss from operations in actual dollars was primarily due to the seasonal nature of the Company's business. Furthermore, the loss for the 1999 period was primarily attributable to a full quarter of operating losses from Ampro Industries, Inc., and E*Garden, Inc., which were not included in the comparable quarter in 1998. As a percentage of net sales, loss from operations increased to 11.5% for the three months ended December 31, 1999 from income from operations of 3.1% during the comparable period in 1998.

     Interest expense. Interest expense increased $205,000, or 11.4% to $2.0 million during the three months ended December 31, 1999, from $1.8 million during the comparable period in 1998. The increase in interest expense is primarily related to the interest associated with the increase in debt as a result of financing the Company's acquisitions of Ampro Industries, Inc. and E*Garden, Inc.

     Income taxes. Income tax benefit increased to $1.6 million during the three months ended December 31, 1999 from $510,000 during the comparable period in 1998, primarily due to the increase in the net loss before taxes. The income tax benefit or expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

     Net loss. Net loss increased by $1.3 million, or 194.2%, to $2.0 million during the three months ended December 31, 1999 from $668,000 during the comparable period in 1998. Diluted net loss per common share increased $0.07 to $0.10 per share for the three months ended December 31, 1999 from $0.03 per share during the comparable period in 1998. The increase in diluted loss per common share is primarily attributable to the increase in the net loss in the three months ended December 31, 1999 compared to the comparable period in the prior year.

Six Months  Ended  December 31, 1999  Compared to Six Months Ended  December 31,
1998

     Net sales. Net sales increased by $377,000, or 1.4%, to $27.1 million during the six months ended December 31, 1999 from $26.8 million during the comparable period in 1998. The increase in net sales was primarily a result of the October 1998 acquisition of Ampro Industries, Inc. and internal growth of the Company's pre-existing product lines.

Gross profit. Gross profit decreased by $1.2 million, or 8.4%, to $12.5 million for the six months ended December 31, 1999 from $13.7 million during the comparable period in 1998. This decrease was due primarily to the increase in sales of lower-margin products. Gross profit as a percentage of net sales decreased to 46.2% during the six months ended December 31, 1999 from 51.2% during the comparable period in 1998. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase in sales of lower-margin products when compared to the December 31, 1998 period. The Company's decision to adopt a strategy of just in time inventory resulted in $2.8 million less inventory in the December 31, 1999 period when compared to the December 31, 1998 period. Therefore, the lower inventory available to allocate fixed overhead costs decreased the gross profit percentage during the six months ended December 31, 1999 when compared to the comparable period in 1998.

     Selling and shipping expenses. Selling and shipping expenses increased $427,000, or 6.1%, to $7.4 million during the six months ended December 31, 1999 from $6.9 million during the comparable period in 1998. This increase was primarily the result of an increase in the amount of products shipped, which was a consequence of the internal growth of the Company's pre-existing product lines combined with the acquisition of Ampro Industries, Inc. Selling and shipping expenses as a percentage of net sales increased to 27.2% during the six months ended December 31, 1999 from 26% during the comparable period in 1998. This increase was primarily as a result of increased pricing for shipping inventory to customers. In addition, there were start-up selling and development costs for E*Garden, Inc., which the Company acquired in June 1999, during the six months ended December 31, 1999. Due to lower inventory and decrease in sales, there was an under absorption of fixed overhead costs.

     General and administrative expenses. General and administrative expenses increased $934,000 or 17.8%, to $6.2 million during the six months ended December 31, 1999 from $5.2 million during the comparable period in 1998. The increase is due to start-up selling and development costs for E*Garden, Inc., which the Company acquired in June 1999, included in this the six months ended December 31, 1999. As a percentage of net sales, general and administrative expenses increased to 22.8% during the six months ended December 31, 1999 from 19.6% during the comparable period in 1998.

     Depreciation and amortization. Depreciation and amortization expenses increased by $461,000 or 23.2% to $2.4 million during the six months ended December 31, 1999 from $2.0 million during the comparable period in 1998. This increase is primarily due to the acquisition of Ampro Industries, Inc. As a percentage of net sales, depreciation and amortization expenses increased to 9.0% during the six months ended December 31, 1999 from 7.4% during the comparable period in 1998.

     Loss from operations. Loss from operations increased by $3.0 million, or 621.7%, to $3.5 million during the six months ended December 31, 1999 from $479,000 during the comparable period in 1998. The loss from operations in actual dollars was primarily due to the seasonal nature of the Company's business. The increase in the loss for the 1999 period was primarily attributable to the increased general and administrative costs resulting from increased amortization of goodwill. As a percentage of net sales, loss from operations increased to 12.8% for the six months ended December 31, 1999 from 1.8% during the comparable period in 1998.

     Interest expense. Interest expense increased by $847,000, or 29.8%, to $3.7 million during the six months ended December 31, 1999, from $2.8 million during the comparable period in 1998. The increase in interest expense is primarily related to the interest associated with the increase in Company debt in borrowings under the Company's credit facility to finance the acquisition of Ampro Industries, Inc. and E*Garden, Inc.

     Income taxes. Income tax benefit increased to $3.2 million during the six months ended December 31, 1999 from $1.4 million during the comparable period in 1998, primarily due to the increase in net loss before taxes. The income tax benefit or expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

     Net loss. Net loss increased by $2.0 million, or 108.7%, to $3.9 million during the six months ended December 31, 1999 from $1.9 million during the comparable period in 1998. Diluted net loss per common share increased $.11 to $.20 per share for the six months ended December 31, 1999 from $.09 per share during the comparable period in 1998. The increase in diluted loss per share is primarily attributable to the increase in net loss and less weighted average common and common equivalent shares outstanding in the six months ended December 31, 1999 compared to the comparable period in 1998.

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

     Sales of the Company's agricultural products, which were not material during the six months ended December 31, 1999, are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through cash generated by operations; net proceeds from the Company's private placements and public sales of securities and borrowings from lending institutions.

     At December 31, 1999, the Company had consolidated cash and short-term investments totaling $807,000 and working capital of $25.9 million. At June 30, 1999, the Company had consolidated cash and short-term investments totaling $2.9 million and working capital of $31.9 million. The decrease in working capital is in line with the seasonal nature of the Company's business. In addition, $1.8 million was used for the repurchase of common stock for treasury during the six months ended December 31, 1999.

     Net cash provided by operating activities during the six months ended December 31, 1999 was $2.1 million consisting primarily of a decrease in accounts receivable and depreciation and amortization expense for the period, partially offset by the increase in inventory, deferred tax assets and net loss for the six months ended December 31, 1999.

     Net cash used in investing activities during the six months ended December 31, 1999 was $2.5 million, consisting primarily of cash used for the purchase of property and equipment and package design.

     Net cash used in financing  activities during the six months ended December
31,  1999  was  $1.8  million,   consisting   primarily  of  the  repurchase  of
approximately 704,000 shares of common stock for treasury.

     On October 13, 1998, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America N.A. (the "Bank"). The Credit Agreement provides for a revolving credit facility of up to $25 million to finance the cost of acquisitions by the Company (the "Acquisition Facility") and a revolving credit facility of up to $20 million to finance the Company's working capital requirements (the "Working Capital Facility"). Both of such credit facilities expire on October 15, 2001, at which time borrowings under the Acquisition Facility are payable on a term loan basis in quarterly installments commencing December 31, 2001, with the final installment maturing on September 30, 2004 and, unless refinanced, borrowings under the Working Capital Facility mature on such expiration date. In addition, borrowings under the Acquisition Facility are subject to mandatory prepayment from the net proceeds of certain dispositions of assets, and certain losses or condemnation of property, from excess cash (as defined in the Credit Agreement) generated by the Company and its subsidiaries and 50% of the net proceeds of any new issuance's of the Company's capital stock after such expiration date. Mandatory prepayments by the Company prior to such expiration have the effect of reducing the Acquisition Facility by the prepayment amount. In addition, during a period of 30 consecutive days during the period July 1 to December 1 in each year, no borrowings can be outstanding under the Working Capital Facility. The Company has the right under the Credit Agreement to terminate or permanently reduce the Bank's commitments under such credit facilities in the minimum amount of $1.0 million and multiples thereof subject to the payment to the Bank of "reduction fees" of 1% of the amount terminated or reduced on or prior to December 31, 1999 and 0.5% of the amounts terminated or reduced thereafter. Borrowings under such credit facilities bear interest at variable annual rates selected by the Company based on LIBOR ("London Interbank Offered Rate"), or the higher of 0.5% above the then current Federal Funds Rate or the Bank's prime rate plus, in each case, an applicable marginal rate of interest.

     The Company's obligations under the Credit Agreement are guaranteed by its subsidiaries and secured by a security interest in favor of the Bank in substantially all of the assets of the Company and substantially all of its subsidiaries. Upon the occurrence of an event of default specified in the Credit Agreement, the maturity of loans outstanding under the Credit Agreement may be accelerated by the Bank, which may also foreclose its security interest on the assets of the Company and its subsidiaries.

     Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and
(b)  certain   limitations  on  merger,   liquidations,   changes  in  business,
investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. The Company did not meet one of its financial covenants at December 31, 1999. However, the Bank has waived this violation.

     The Company believes that its operations will generate sufficient cash flow to service the outstanding debt incurred. However, if such cash flow is not sufficient to service such debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all.

     As of December 31, 1999, the Company has a net deferred tax liability of $2.0 million primarily relating to tax depreciation and amortization in excess of the book amount. The deferred tax asset of $3.0 million relates to the net operating loss carryforwards, the allowance for accounts receivable, vacation accrual and certain other balance sheet reserves.

     In December 1999, the Company commenced a tender offer to purchase up to 700,000 of the outstanding 9.4% Cumulative Trust Preferred Securities issued by its subsidiary, U.S. Home & Garden Trust I, at $15.00 per Trust Preferred Security. The tender offer expired on January 14, 2000. A total of 183,281 Trust Preferred Securities were purchased by the Company. As of February 1, 2000, approximately 2,327,900 Trust Preferred Securities were outstanding.

Inflation

     Inflation has historically not had a material effect on the Company's operations.

Year 2000

     The Company's internal business systems have experienced no material Year 2000 compliance related problems. In addition, the Company is not aware of any Year 2000 compliance related problems that have been experienced by any of its customers, suppliers or other third parties with whom it has business relationships. Although the Company does not expect any significant financial statement or operational impact due to Year 2000 related issues its business could be adversely affected if material customers, suppliers or other third parties with whom it conducts business experience any material Year 2000 related problems in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As a result of its variable rate revolving credit line the Company is exposed to the risk of rising interest rates. To minimize this risk, the Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings on the Company's variable rate revolving credit agreement.

     The following table provides information on the Company's fixed maturity investments as of December 31, 1999 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

The Acquisition Line of Credit had an                               $20 million
interest rate ranging from 6.58% to 8.25% for the six months ended December 31, 1999

Interest Rate Swaps
Notional amount                                                     $15 million
Pay fixed/Receive variable - 6.47625%
Pay fixed  interest rate - 6.15%

This swap agreement expires November 1, 2000, and reverts to a variable interest rate loan.

     PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On or about October 29, 1999 the Company filed its answer and affirmative defenses as well as certain counter-claims against the plaintiffs in the action commenced in the State of Michigan Circuit Court by the former stockholders of Ampro Industries, Inc. against the Company and Ampro, which action is referenced in Item 3 of the Company's Form 10-K for the fiscal year ended June 30, 1999.

Item 2. Changes in Securities

          (c) During the quarter ended December 31, 1999 the Company granted options to purchase an aggregate of 612,500 shares of its common stock at prices ranging from $2.125 to $4.125 per share (or an average exercise price of $2.32 per share) to certain employees, consultants and advisors. The options expire between 5 and 10 years from the grant dates. The options were granted in private transactions pursuant to the exemptions from registration provided by Sections 2(a)(3) or 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               10.1 Third  Amendment  dated  December  17, 1999  to  the  Credit
                    Agreement dated October 13, 1998 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit
                    (b)(4) to Amendment No. 1 to the Company's Schedule 13E-4 dated January 25, 2000.)

               27.1 Financial Data Schedule (For SEC use only)

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 11, 2000

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