Form 10-Q
period 2000-03-31
US HOME & GARDEN INC
filed 2000-05-15
CIK 879911

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from ________________to_________________

Commission File Number 0-19899


                             U.S. HOME & GARDEN INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        77-0262908
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification Number)


655 Montgomery Street
San Francisco, California                                 94111
(Address of Principal Executive Offices)                  (Zip Code)

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

                              Yes _X_ No_

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of May 5, 2000 there were 18,935,083 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part I. -     Financial Information

Item 1. -     Consolidated Financial Statements

Consolidated balance sheet as of June 30, 1999
and March 31, 2000 (Unaudited)                                               1-2

Consolidated statements of income for the three months and
nine months Ended March 31, 1999 and 2000 (Unaudited)                        3-4

Consolidated statements of cash flows for the three months and
nine months Ended March 31, 1999 and 2000 (Unaudited)                        5-6

Notes to consolidated financial statements                                   7-9

Item 2. -     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                         10-17

Item 3. -     Quantitative and Qualitative Disclosures about Market Risk      17


Part II. -    Other Information

Item 1. -     Legal Proceedings                                               18

Item 2. -     Changes in Securities and Use of Proceeds                       18

Item 6. -     Exhibits and Reports on Form 8-K                                18

Signatures                                                                    19

                    U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheet
================================================================================



                                                                                June 30, 1999            March 31, 2000
                                                                                -------------            --------------
                                                                                                           (Unaudited)
Assets

Current
   Cash and cash equivalents                                                     $  2,936,000             $  6,237,000
   Restricted cash                                                                  1,000,000                1,582,000
   Accounts receivable, less allowance for doubtful accounts
     and sales returns of $991,000 and $1,595,000                                  20,242,000               33,014,000
   Inventories                                                                     16,986,000               15,767,000
   Prepaid expenses and other current assets                                        1,137,000                  775,000
   Deferred tax asset                                                                 500,000                  300,000
-----------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                               42,801,000               57,675,000

Property and Equipment, net                                                        11,634,000               12,213,000

Intangible Assets
   Excess of cost over net assets acquired, net                                    75,573,000               73,709,000
   Deferred financing costs, net of accumulated
    amortization of $167,000 and $329,000                                           3,524,000                3,205,000
   Product rights, patents and trademarks, net of
     accumulated amortization of $271,000 and $39,000                                 571,000                  563,000
   Non-compete agreement, net of accumulated
    amortization of $77,000 and $99,000                                             1,433,000                1,411,000
   Package design, net of accumulated amortization of
     $533,000 and $801,000                                                          1,096,000                1,357,000

Officer Receivables                                                                   725,000                  727,000

Other Assets                                                                          107,000                  387,000
-----------------------------------------------------------------------------------------------------------------------

                                                                                $ 137,464,000             $151,247,000
=======================================================================================================================

                    See accompanying notes to consolidated financial statements.

                    U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheet

================================================================================



                                                                                June 30, 1999            March 31, 2000
                                                                                -------------            --------------
                                                                                                           (Unaudited)
Liabilities and Stockholders' Equity

Current
   Working capital line of credit                                                 $      --               $ 11,000,000
   Current portion of notes payable                                                      --                  2,000,000
   Accounts payable                                                               4,432,000                  6,599,000
   Accrued expenses                                                               2,314,000                  2,816,000
   Accrued co-op advertising                                                      1,499,000                  1,248,000
   Accrued commissions                                                            1,682,000                  1,590,000
-----------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                         9,927,000                 25,253,000

Deferred Tax Liability                                                            1,600,000                  2,000,000
Other Liabilities                                                                   703,000                    552,000
Acquisition Line of Credit                                                       15,500,000                 16,000,000
Company Obligated Mandatorily Redeemable
   Preferred Securities of Subsidiary Trust
   Holding Solely Junior Subordinated Debentures                                 63,250,000                 58,330,000
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                90,980,000                102,135,000
-----------------------------------------------------------------------------------------------------------------------

Minority Interest in Equity of Affiliates                                                --                  4,510,000
-----------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
   Preferred stock, $.001 par value - shares authorized,
     1,000,000; no shares outstanding                                                    --                         --
   Common stock, $0.001 par value-shares authorized,
     75,000,000; 21,219,000 and 21,463,000 shares
     issued at June 30, 1999 and March 31, 2000                                        21,000                   21,000
   Additional paid-in capital                                                      50,542,000               50,663,000
   Retained earnings                                                                4,703,000                4,493,000
-----------------------------------------------------------------------------------------------------------------------
                                                                                   55,266,000               55,177,000
Less: Treasury Stock, 1,805,000 and 2,533,000 shares
      at cost at June 30, 1999 and March 31, 2000                                  (8,782,000)             (10,575,000)
-----------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                         46,484,000               44,602,000

-----------------------------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity                                        $ 137,464,000            $ 151,247,000
=======================================================================================================================

                    See accompanying notes to consolidated financial statements.

                    U.S. Home & Garden Inc. and Subsidiaries

                                               Consolidated Statements of Income

================================================================================



                                                      Three Months Ended            Nine Months Ended
                                                          March 31,                     March 31,
                                                     -------------------        ---------------------
                                                     1999         2000           1999           2000
                                                          Unaudited                     Unaudited
                                                     -------------------        ---------------------
Net Sales                                     $ 34,769,000   $ 36,494,000   $ 61,522,000   $ 63,624,000

Cost of Sales                                   16,565,000     19,218,000     29,628,000     33,814,000
Unusual Item                                            --        928,000             --        928,000
--------------------------------------------------------------------------------------------------------

Gross Profit                                    18,204,000     16,348,000     31,894,000     28,882,000


Operating Expenses
   Selling and shipping                          5,862,000      7,305,000     12,807,000     14,677,000
   General and administrative                    1,410,000      1,196,000      6,564,000      7,370,000
   Depreciation                                    411,000        427,000      1,002,000      1,210,000
   Goodwill amortization                           698,000        721,000      1,919,000      2,173,000
   Other amortization                              120,000        278,000        378,000        487,000
--------------------------------------------------------------------------------------------------------

                                                 8,501,000      9,927,000     22,670,000     25,917,000
--------------------------------------------------------------------------------------------------------

Income from Operations                           9,703,000      6,421,000      9,224,000      2,965,000

Other Income (Expense)
   Investment income                                15,000         95,000        512,000        257,000
   Interest expense                             (2,087,000)    (1,875,000)    (5,426,000)    (5,726,000)
--------------------------------------------------------------------------------------------------------

Income (Loss) before Income Taxes, Minority      7,631,000      4,641,000      4,310,000     (2,504,000)
   Interest and Extraordinary Gain

Income tax benefit (expense)                    (3,200,000)    (2,108,000)    (1,770,000)     1,092,000
Minority interest in loss of affiliates                 --        259,000             --        259,000
--------------------------------------------------------------------------------------------------------

Income (Loss) before Extraordinary Gain          4,431,000      2,792,000      2,540,000     (1,153,000)

Extraordinary gain from early
   extinguishment of debt net of
   income taxes                                         --        943,000             --        943,000
--------------------------------------------------------------------------------------------------------

Net Income (Loss)                             $  4,431,000   $  3,735,000   $  2,540,000   $   (210,000)
========================================================================================================

                    See accompanying notes to consolidated financial statements.

                    U.S. Home & Garden Inc. and Subsidiaries

                                                Consolidated Statments of Income

================================================================================




                                                     Three Months Ended                    Nine Months Ended
                                                         March 31,                             March 31,
                                                     ---------------------                 ------------------
                                                     1999            2000                  1999         2000
--------------------------------------------------------------------------------------------------------------------
                                                          Unaudited                             Unaudited
                                                     ---------------------                 ------------------
--------------------------------------------------------------------------------------------------------------------
Weighted average common shares
   outstanding  - basic                         19,347,000         19,157,000         19,751,000         19,033,000
Earnings (loss) per share - basic
Income (loss) before extraordinary gain               $.23               $.14               $.13              $(.06)
Extraordinary gain                                      --               $.05                 --               $.05
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $.23               $.19               $.13              $(.01)
====================================================================================================================
Weighted average common shares
   outstanding  - diluted                       23,509,000         21,627,000         23,826,000         19,033,000
Earnings (loss) per share - diluted
Income (loss) before extraordinary gain               $.19               $.13               $.11              $(.06)
Extraordinary gain                                      --               $.04                 --               $.05
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $.19               $.17               $.11              $(.01)
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                    U.S. Home & Garden Inc. and Subsidiaries


                                            Consolidated Statments of Cash Flows

================================================================================


Increase (Decrease) in Cash and Cash Equivalents

------------------------------------------------------------------------------------------------------------
Nine months ended March 31,                                                    1999                   2000
                                                                                       (Unaudited)
                                                                              -----------------------------

Cash Flows from Operating Activities
   Net income (loss)                                                           $2,540,000         $(210,000)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                              3,299,000         3,612,000
     Minority interest in loss of affiliates                                           --          (259,000)
     Deferred taxes - net                                                         213,000           600,000
     Loss on disposal of assets                                                        --             9,000
     Gain on repurchase of mandatorily redeemable preferred securities                 --          (943,000)
     Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
     Accounts receivable                                                      (18,040,000)      (12,772,000)
     Inventories                                                               (6,162,000)        1,219,000
     Prepaid expenses and other current assets                                     83,000           362,000
     Accounts payable and accrued expenses                                        521,000         1,554,000
     Other assets                                                                  16,000          (280,000)
------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                         (17,530,000)       (7,108,000)
------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Payment for purchase of business, net of cash acquired                     (26,772,000)         (338,000)
   Increase in restricted cash                                                         --          (582,000)
   Purchase of noncompete agreement                                            (1,000,000)               --
   Increase in officer receivables                                                 99,000             2,000
   Purchase of furniture, fixtures and equipment                               (1,404,000)       (1,896,000)
   Proceeds from disposal of assets                                                    --            23,000
   Purchase of package design                                                    (592,000)         (530,000)
------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                         (29,669,000)       (3,321,000)
===========================================================================================================

                    See accompanying notes to consolidated financial statements.

                    U.S. Home & Garden Inc. and Subsidiaries


                      Consolidated Statements of Cash Flows

================================================================================



Nine months ended March 31,                                       1999                   2000
                                                                           (Unaudited)
                                                                 ------------------------------

Cash Flows from Financing Activities
   Proceeds from issuances of stock                              $    147,000      $    121,000
   Proceeds from sale of stock of subsidiary                               --         4,769,000
   Repurchase of common stock for treasury                         (7,268,000)       (1,793,000)
   Repurchase of unit purchase options                                (79,000)               --
   Proceeds from acquisition line of credit                        15,500,000         3,000,000
   Repurchase of mandatorily redeemable preferred securities               --        (2,947,000)
   Acquisition finance cost                                          (455,000)          157,000
   Proceeds from working capital line of credit                    16,000,000        11,500,000
   Payments on lines of credit                                       (500,000)       (1,000,000)
   Payments on capital leases                                              --           (77,000)
-----------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                          23,345,000        13,730,000
-----------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents              (23,854,000)        3,301,000

Cash and Cash Equivalents, beginning of period                     27,130,000         2,936,000
-----------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                         $  3,276,000      $  6,237,000
===============================================================================================

Supplemental Disclosure of Cash Flow Information
   Cash paid for interest                                        $  5,609,000      $  5,326,000
   Cash paid for taxes / (refund of taxes)                       $     69,000      $ (1,244,000)
===============================================================================================

                    See accompanying notes to consolidated financial statements.

                    U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================


1. The accompanying consolidated financial statements at March 31, 2000 and for the three and nine months ended March 31, 1999 and 2000 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results of operations for a full year.

2. Refer to the audited consolidated financial statements for the year ended June 30, 1999, for details of accounting policies and detailed notes to the consolidated financial statements.

3.   Inventories consist of:

                                                June 30, 1999     March 31, 2000
     ---------------------------------------------------------------------------
                                                    (000)              (000)

     Raw materials                                10,103              8,859
     Finished goods                                6,883              6,908
--------------------------------------------------------------------------------

                                                  16,986             15,767
================================================================================


4. The Company completed a financing agreement with Bank of America N.A. (the "Bank") on October 13, 1998 (the "Credit Agreement"). The Credit Agreement provides for a $25 million revolving acquisition line of credit ("the Acquisition Facility") to finance acquisitions and a $20 million working capital revolving line of credit ("the Working Capital Facility"). Borrowings under such credit facilities bear interest at variable annual rates chosen by the Company based on either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable marginal rate, or (ii) the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, in each case, plus an applicable marginal rate. The Acquisition Facility terminates at September 30, 2001 and the outstanding balance is payable in quarterly payments starting with September 30, 2001 and ending with June 30, 2004. The Working Capital Facility terminates with the balance due on September 30, 2001. The Company is required to maintain a zero balance, under the Working Capital Facility, for at least 30 consecutive days during the period from July 1 to December 1 of each year. Moreover, if the Company elects to terminate the Credit Agreement prior to the expiration date, the outstanding balance must be prepaid together with a premium of 0.5% of the terminated commitment.

     The Company's obligations under the Credit Agreement are guaranteed by its subsidiaries and secured by a security interest in favor of the Bank in substantially all of the assets of the Company and substantially all of its subsidiaries. Upon the occurrence of an event of default specified in the Credit Agreement, the maturity of loans

                    U.S. Home & Garden Inc. and Subsidiaries


                                       Notes to Consolidated Financial Statments
================================================================================

     outstanding under the Credit Agreement may be accelerated by the Bank, which may also foreclose its security interest on the assets of the Company and its subsidiaries.

     Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on merger, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. At March 31, 2000, the Company was in compliance with these financial covenants.

     Effective March 31, 2000, the Credit Agreement was amended. The principal feature of this Amendment was to require the Company to repay the $3 million borrowed on the Acquisition Facility to finance the Company's purchase of certain Trust Preferred Securities issued by its subsidiary, U.S. Home & Garden Trust I (see Note 5). The Company is required to repay this borrowing in $1 million installments due September 30, 2000, December 31, 2000, and June 30, 2001.

5. In December 1999, the Company commenced a tender offer to purchase up to 700,000 of the outstanding 9.4% Cumulative Trust Preferred Securities issued by its subsidiary, U.S. Home & Garden Trust I, at $15.00 per Trust Preferred Security. The tender offer expired on January 14, 2000. A total of 183,281 Trust Preferred Securities were purchased by the Company. As of March 31, 2000, approximately 2,333,219 Trust Preferred Securities were outstanding. The repurchase of these Trust Preferred Securities resulted in a $943,000 extraordinary gain (after provision for income taxes of $772,000). The Company purchased 8,900 Trust Preferred Securities from officers and directors under the same terms and conditions described above.

6. Unusual Item. During the third quarter of 2000, the Company discontinued production, sale and distribution of one of the products in its Weed Wizard product line. Additionally, the Company, in voluntary compliance with the recommendations of the Consumer Product Safety Commission ("CPSC"), instituted a recall of the product. Accordingly, the Company recorded a pretax charge of $928,000 ($510,000 after tax or $.03 per basic and diluted share) to provide for recall costs and inventory write-offs.

7. In January 2000, a private placement of 1,062,000 common shares and warrants of EGarden.com Inc. was completed. Net proceeds from this private placement totaled approximately $4.7 million and will be used to fund the start-up and development expenditures of egarden.com. After the completion of this private placement, the Company now owns approximately 75% of the common stock of EGarden.com Inc.

8. Segment Reporting. During the third quarter of 2000, the Company became subject to the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131

                    U.S. Home & Garden Inc. and Subsidiaries


                                       Notes to Consolidated Financial Statments
================================================================================

     established standards for the reporting of operating segment information.

     The Company operates in two distinctive operating segments: (1) the lawn and garden industry and, (2) the business-to-business electronic commerce (E-Commerce) industry.

     The revenues, operating income and identifiable assets of these operating segments are as follows:

                                    Three Months            Nine Months
  (000)                             Ended March 31, 2000    Ended March 31, 2000
                                    --------------------    --------------------
  Revenues

           Lawn and Garden              $  36,494           $  63,624
           E-Commerce                          --                  --
                                        ---------           ---------
                Total Revenue           $  36,494           $  63,624
                                        =========           =========


  Operating Income (Loss)
       Lawn and Garden                  $   8,342           $   5,438
       E-Commerce                          (1,921)             (2,473)
                                        ---------           ---------
           Total Operating Income       $   6,421           $   2,965
                                        =========           =========


                                     March 31, 2000
                                     --------------

  Identifiable Assets
       Lawn and Garden                  $ 148,057
       E-Commerce                           5,538
       Intercompany Eliminations           (2,348)
                                        ---------
           Total Assets                 $ 151,247
                                        =========



The Company does not have material revenue, operating income or assets outside the United States.

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

General

U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly owned subsidiaries, EGarden.com Inc., Ampro Industries, Inc. ("Ampro"), Easy Gardener, Inc. ("Easy Gardener"), and Golden West Agri-Products, Inc., and Easy Gardener's wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. and Weed Wizard Acquisition Corp. Since 1992, the Company consummated ten acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of over $107 million in cash, notes and equity securities. The most recent acquisition, EGarden.com Inc., has undergone significant development and is now a business-to-business internet e-commerce business, egarden.com. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $83.1 million at March 31, 2000. The Company is currently amortizing such goodwill using the straight-line method over various time periods ranging from 20 to 30 years.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                        Three Months Ended     Nine Months Ended
                                             March 31,               March 31,
                                        1999          2000     1999        2000
                                        ------------------     ----------------

Net Sales                                 100.0%    100.0%     100.0%     100.0%
Cost of sales                              47.6      52.7       48.2       53.1
Unusual item                                 --       2.5         --        1.5
                                          -----     -----      -----      -----
Gross profit                               52.4      44.8       51.8       45.4
Selling and shipping expenses              16.9      20.0       20.8       23.1
General and administrative expenses         4.1       3.3       10.7       11.5
Depreciation and amortization               3.5       3.9        5.3        6.1
                                          -----     -----      -----      -----
Income from operations                     27.9      17.6       15.0        4.7
Interest expense, net                      (6.0)     (4.9)      (8.0)      (8.6)
Income tax benefit (expense)               (9.2)     (5.8)      (2.9)       1.7
Minority interest                            --        .7         --         .4
Extraordinary gain                           --       2.6         --        1.5
                                         ------------------    -----------------
Net Income (Loss)                          12.7%     10.2%       4.1%      (.3)%
                                         ------------------    -----------------

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net sales. Net sales increased by $1.7 million, or 5.0%, to $36.5 million during the three months ended March 31, 2000 from $34.8 million during the comparable period in 1999. The increase in net sales was primarily due to internal growth of the Company's pre-existing product lines.

Gross profit. Gross profit decreased by $1.9 million, or 10.2%, to $16.3 million for the three months ended March 31, 2000 from $18.2 million during the comparable period in 1999. This decrease was due primarily to the discontinued production of a product in the Weed Wizard product line. Gross profit as a percentage of net sales decreased to 44.8% during the three months ended March 31, 2000 from 52.4% during the comparable period in 1999. The decrease in gross profit as a percentage of net sales was primarily attributable to the discontinued Weed Wizard product and reduced pricing on certain products sold to major retailers when compared to the March 31, 1999 period.

Selling and shipping expenses. Selling and shipping expenses increased $1.4 million, or 24.6% to $7.3 million during the three months ended March 31, 2000 from $5.9 million during the comparable period in 1999. Selling and shipping expenses as a percentage of net sales increased to 20.0% during the three months ended March 31, 2000 from 16.9% during the comparable period in 1999. This increase was primarily a result of start-up selling and development costs for the Company's business-to-business e-commerce initiative, egarden.com, included in this period.

General and administrative expenses. General and administrative expenses decreased $214,000 or 15.2%, to $1.2 million during the three months ended March 31, 2000 from $1.4 million during the comparable period in 1999. This decrease is primarily due to consolidation of the general and administrative functions for Weed Wizard, previously located in Georgia, into Ampro. As a percentage of net sales, general and administrative expenses decreased to 3.3% during the three months ended March 31, 2000 from 4.1% during the comparable period in 1999.

Depreciation and amortization. Depreciation and amortization expenses increased by $197,000 or 16.0% to $1.4 million during the three months ended March 31, 2000 from $1.2 million during the comparable period in 1999. This increase is primarily as a result of the acquisition of Ampro Industries, Inc. As a percentage of net sales, depreciation and amortization expenses increased to 3.9% during the three months ended March 31, 2000 from 3.5% during the comparable period in 1999.

Income from operations. Income from operations decreased by $3.3 million, or 33.8%, to $6.4 million. The decrease in income from operations for the 2000 period is primarily attributable to the start-up costs for egarden.com, the discontinued Weed Wizard product and the increase in net sales of lower margin products. As a percentage of net sales, income from operations decreased to 17.6% for the three months ended March 31, 2000 from 27.9% during the comparable period in 1999.

Interest expense. Net interest expense decreased $292,000, or 14.1% to $1.8 million during the three months ended March 31, 2000, from $2.1 million during the comparable period in 1999. The decrease in interest expense is primarily related to the decreased interest associated with the line of credit in conjunction with the decrease in inventories and the repurchase of $4.9 million of the mandatorily redeemable trust preferred securities of U.S. Home & Garden Trust I.

Income taxes. Income tax expense decreased to $2.1 million during the three months ended March 31, 2000 from $3.2 million during the comparable period in 1999, primarily due to the decrease in income from operations. The income tax benefit or expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

Minority interest in loss of affiliates. Minority interest increased $259,000, net of tax expense of $204,000, during the three months ended March 31, 2000 from the comparable period in 1999. Minority interest primarily relates to the Company's partial ownership of EGarden.com Inc. EGarden.com's results are fully consolidated in the Company's financial statements.

Extraordinary gain from early extinguishment of debt. Extraordinary gain from early extinguishment of debt net of income taxes increased $943,000, net of tax expense of $772,000, during the three months ended March 31, 2000 from the comparable period in 1999. The Company repurchased $4.9 million of the mandatorily redeemable trust preferred securities of U.S. Home & Garden Trust I.

Net income. Net income decreased by $696,000 or 15.7%, to $3.7 million during the three months ended March 31, 2000 from $4.4 million during the comparable period in 1999. Diluted net income per common share decreased $0.02 to $0.17 per share for the three months ended March 31, 2000 from $0.19 per share during the comparable period in 1999. The decrease in diluted net income per common share is primarily attributable to the start-up costs for egarden.com and the discontinued Weed Wizard product in the three months ended March 31, 2000 compared to the comparable period in the prior year.


Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

Net sales. Net sales increased by $2.1 million, or 3.4%, to $63.6 million during the nine months ended March 31, 2000 from $61.5 million during the comparable period in 1999. The increase in net sales was primarily a result of internal growth of the Company's pre-existing product lines.

Gross profit. Gross profit decreased by $3.0 million, or 9.4%, to $28.9 million for the nine months ended March 31, 2000 from $31.9 million during the comparable period in 1999. This decrease was due primarily to the increase in sales of lower-margin products and the discontinued Weed Wizard product. Gross profit as a percentage of net sales decreased to 45.4% during the nine months ended March 31, 2000 from 51.8% during the comparable period in 1999. The decrease in gross profit as a percentage of net sales was primarily attributable to the discontinued product and reduced pricing on certain products sold to major retailers when compared to the March 31, 1999 period.

Selling and shipping expenses. Selling and shipping expenses increased $1.9 million, or 14.6%, to $14.7 million during the nine months ended March 31, 2000 from $12.8 million during the comparable period in 1999. Selling and shipping expenses as a percentage of net sales increased to 23.1% during the nine months ended March 31, 2000 from 20.8% during the comparable period in 1999. This increase was primarily as a result of start-up costs for egarden.com during the nine months ended March 31, 2000.

General and administrative expenses. General and administrative expenses increased $806,000 or 12.3%, to $7.4 million during the nine months ended March 31, 2000 from $6.6 million during the comparable period in 1999. The increase is due to start-up and administrative costs for egarden.com, included in this the nine months ended March 31, 2000. As a percentage of net sales, general and administrative expenses increased to 11.5% during the nine months ended March 31, 2000 from 10.7% during the comparable period in 1999.

Depreciation and amortization. Depreciation and amortization expenses increased by $571,000 or 17.3% to $3.9 million during the nine months ended March 31, 2000 from $3.3 million during the comparable period in 1999. This increase is primarily due to the acquisition of Ampro Industries, Inc. and capital equipment additions. As a percentage of net sales, depreciation and amortization expenses increased to 6.1% during the nine months ended March 31, 2000 from 5.3% during the comparable period in 1999.

Income from operations. Income from operations decreased by $6.3 million, or 67.9%, to $3.0 million during the nine months ended March 31, 2000 from $9.2 million during the comparable period in 1999. The decrease in income for the 2000 period was primarily attributable to the start-up costs for egarden.com, the discontinued Weed Wizard product and the increase in net sales of lower margin products. As a percentage of net sales, income from operations decreased to 4.7% for the nine months ended March 31, 2000 from 15.0% during the comparable period in 1999.

Interest expense. Net interest expense increased by $555,000, or 11.3%, to $5.5 million during the nine months ended March 31, 2000, from $4.9 million during the comparable period in 1999. The increase in interest expense is primarily related to the interest associated with the increase in borrowings under the Company's credit facility to finance the acquisition of Ampro Industries, Inc.

Income taxes. Income tax benefit was $1.1 million during the nine months ended March 31, 2000 from income taxes of $1.8 million during the comparable period in 1999, primarily due to the net loss before taxes. The income tax benefit or expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

Minority interest in loss of affiliates. Minority interest increased $259,000, net of tax expense of $204,000, during the nine months ended March 31, 2000 from the comparable period in 1999. Minority interest primarily relates to the Company's partial ownership of EGarden.com Inc. EGarden.com's results are fully consolidated in the Company's financial statements.

Extraordinary gain from early extinguishment of debt. Extraordinary gain from early extinguishment of debt net of income taxes increased $943,000, net of tax expense of $772,000, during the nine months ended March 31, 2000 from the comparable period in 1999. The Company repurchased $4.9 million of the mandatorily redeemable trust preferred securities of U.S. Home & Garden Trust I.

Net loss. Net loss was $210,000 as compared to net income of $2.5 million during the nine months ended March 31, 1999. Diluted net loss per common share was $.01 compared to income of $.11 per share for the nine months ended March 31, 1999. The increase in diluted loss per share is primarily attributable to the start-up costs for egarden.com, the discontinued Weed Wizard product and the increase in net sales of lower margin products.

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

Sales of the Company's agricultural products, which were not material during the nine months ended March 31, 2000, are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through cash generated by operations, net proceeds from the Company's private placements, public sales of securities and borrowings from lending institutions.

At March 31, 2000, the Company had consolidated cash and short-term investments totaling $6.2 million and working capital of $30.8 million. At June 30, 1999, the Company had consolidated cash and short-term investments totaling $2.9 million and working capital of $31.9 million. The decrease in working capital is in line with the seasonal nature of the Company's business.

Net cash used in operating activities during the nine months ended March 31, 2000 was $7.1 million consisting primarily of a $12.8 million increase in accounts receivable due to the seasonal increase in sales, partially offset by a $1.6 million increase in accounts payable and a $1.2 million decrease in inventories.

Net cash used in investing activities during the nine months ended March 31, 2000 was $3.3 million, consisting primarily of cash used for the purchase of property and equipment and package design.

Net cash provided by financing activities of $13.7 million during the nine months ended March 31, 2000 was primarily due to borrowings on the Company's working capital line of credit to finance the seasonal increase in working capital requirements.

On October 13, 1998, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America N.A. (the "Bank"). The Credit Agreement provides for a revolving credit facility of up to $25 million to finance the cost of acquisitions by the Company (the "Acquisition Facility") and a revolving credit facility of up to $20 million to finance the Company's working capital requirements (the "Working Capital Facility"). Both of such credit facilities expire on September 30, 2001, at which time borrowings under the Acquisition Facility are payable on a term loan basis in quarterly installments commencing September 30, 2001, with the final installment maturing on June 30, 2004 and, unless refinanced, borrowings under the Working Capital Facility mature on such expiration date. In addition, borrowings under the Acquisition Facility are subject to mandatory prepayment from the net proceeds of certain dispositions of assets, and certain losses or condemnation of property, from excess cash (as defined in the Credit Agreement) generated by the Company and its subsidiaries and 50% of the net proceeds of any new issuance's of the Company's capital stock after such expiration date. Mandatory prepayments by the Company prior to such expiration have the effect of reducing the Acquisition Facility by the prepayment amount. In addition, during a period of 30 consecutive days during the period July 1 to December 1 in each year, no borrowings can be outstanding under the Working Capital Facility. The Company has the right under the Credit Agreement to terminate or permanently reduce the Bank's commitments under such credit facilities in the minimum amount of $1.0 million and multiples thereof subject to the payment to the Bank of "reduction fees" of 0.5% of the amounts terminated or reduced thereafter. Borrowings under such credit facilities bear interest at variable annual rates selected by the Company based on LIBOR ("London Interbank Offered Rate"), or the higher of 0.5% above the then current Federal Funds Rate or the Bank's prime rate plus, in each case, an applicable marginal rate of interest. At March 31, 2000, the interest rate on new borrowings for the Working Capital Facility was 7.52%. The interest rate on $15 million of the $18 million outstanding on the Acquisition Facility is fixed via an interest rate swap at 7.78%.

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

Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on merger, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. At March 31, 2000, the Company was in compliance with these financial covenants.

Effective March 31, 2000, the Credit Agreement was amended. The principal feature of this Amendment was to require the Company to repay the $3 million borrowed on the Acquisition Facility to finance the Company's purchase of certain Trust Preferred Securities issued by its subsidiary, U.S. Home & Garden Trust I. The Company is required to repay this borrowing in $1 million installments due September 30, 2000, December 31, 2000, and June 30, 2001.

The Company believes that its operations will generate sufficient cash flow to service the outstanding debt incurred. However, if such cash flow is not sufficient to service such debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all.

As of March 31, 2000, the Company has a net deferred tax liability of $2.0 million primarily relating to tax depreciation and amortization in excess of the book amount. The deferred tax asset of $300,000 relates to the net operating loss carryforwards, the allowance for accounts receivable, vacation accrual and certain other balance sheet reserves.

In December 1999, the Company commenced a tender offer to purchase up to 700,000 of the outstanding 9.4% Cumulative Trust Preferred Securities issued by its subsidiary, U.S. Home & Garden Trust I, at $15.00 per Trust Preferred Security. The tender offer expired on January 14, 2000. A total of 183,281 Trust Preferred Securities were purchased by the Company. As of March 31, 2000, 2,333,219 Trust Preferred Securities were outstanding. The repurchase of these Trust Preferred Securities resulted in a $943,000 extraordinary gain (after provision for income taxes).

In January 2000, a private  placement of 1,062,000 common shares and warrants of

EGarden.com Inc. was completed. Net proceeds from this private placement totaled approximately $4.7 million and will be used to fund the start-up and development expenditures of egarden.com. After the completion of this private placement, the Company now owns approximately 75% of the common stock of EGarden.com Inc.

New Accounting Pronouncement

In  June  1998,  the  Financial  Accounting  Standards  Board  issued  SFAS  133
"Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

In October 1999, the Company entered into a derivatives contract to hedge interest rate risk on the Acquisition Facility. Details of this derivative instrument are described in Item 3, "Quantitative and Qualitative Disclosures about Market Risk".

Inflation

Inflation  has   historically  not  had  a  material  effect  on  the  Company's operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a result of its variable rate revolving credit line, the Company is exposed to the risk of rising interest rates. To minimize this risk, the Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings on the Company's variable rate revolving credit agreement.

The following table provides information on the Company's fixed maturity investments as of March 31, 2000 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

The Acquisition Line of Credit had an                             $25 million
interest rate ranging from 6.58% to 8.25% for the nine months ended March 31, 2000

Interest Rate Swaps
Notional amount                                                   $15 million
Pay fixed/Receive variable - 6.03%
Pay fixed  interest rate - 6.15%
This swap agreement expires November 1, 2000, and reverts to a variable interest rate loan.

      PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Part I- Item 3 of the Company's Form 10K for the fiscal year ended June 30, 1999 concerning an action commenced in the State of Michigan Circuit Court against the Company by the former stockholders of Ampro Industries, Inc.

Item 2. Changes in Securities and Use of Proceeds

     During the quarter ended March 31, 2000 the Company granted five-year options to purchase an aggregate of 200,000 shares of its common stock at $2.5625 per share to certain employees. The options were granted in private transactions pursuant to the exemptions from registration provided by Sections 2(a)(3) or 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            10.1 Fourth   Amendment  dated  March  31,  2000  to  the  Credit
                 Agreement dated October 13, 1998 between the Company and Bank of America, N.A.

            27.1 Financial Data Schedule (For SEC use only)

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2000
                                              U.S. Home & Garden Inc.
                                              (Registrant)


                                              /s/ Robert Kassel
                                              ----------------------------------
                                              President, Chief Executive Officer



                                              /s/ Donald Rutishauser
                                              ----------------------------------
                                              Chief Financial Officer