Form 10-K
period 2000-06-30
US HOME & GARDEN INC
filed 2000-09-28
CIK 879911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2000

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                     Name of Each Exchange
Title of each class                                  on Which Registered
-------------------                                  ---------------------
      None                                               Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

         Common Stock, $.001 par value; Preferred Share Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the closing sale price) on September 15, 2000 was $42,998,643.

     As of September 15, 2000, 18,878,931 shares of the registrant's Common Stock, par value $.001 per share, were outstanding.

     Documents Incorporated By Reference: None

                                    Part I.

     Item 1. Business


     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for our future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to our growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, ability to successfully integrate recently acquired companies and products lines, our ability to successfully commercialize our new business-to-business e-commerce website, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, and the general condition of the economy and its effect on the securities markets and other risks detailed in our other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

General

     We are a leading manufacturer and marketer of a broad range of consumer lawn and garden products. Our products include weed preventive landscape fabrics, fertilizer and plant food spikes, decorative landscape edging, grass and flower seed products, weed trimmer replacement heads, shade cloth and root feeders, which are sold under recognized brand names such as WeedBlock(R), Jobe's(R), Emerald Edge(R), Weed Wizard(R), Shade Fabric(TM), Ross(R), Tensar(R), Amturf(R) and Landmaster(R). We believe that we have significant market share and favorable brand-name recognition in several of our primary product categories. We market our products through most large national home improvement and mass merchant retailers ("Retail Accounts"), including Home Depot, Lowe's, Kmart, Wal-Mart, Ace Hardware, TruServe and Home Base.

     In the fiscal year ended June 30, 2000, through our E-garden.com subsidiary, we established the first business-to-business Internet website designed to bring together buyers and sellers of commercial lawn and garden merchandise.

     We were organized under the laws of the State of California in August 1990 under the name Natural Earth Technologies, Inc. In January 1992 we reincorporated under the laws of the State of Delaware and in July 1995 we changed our name to U.S. Home & Garden Inc. Our lawn and garden operations are conducted through our subsidiary Easy Gardener, Inc. ("Easy Gardener") and Easy Gardener's subsidiaries and through our subsidiary Ampro Industries, Inc. ("Ampro"), and our agricultural products operations are conducted through our subsidiary Golden West Agri-Products, Inc. ("Golden West"). Our business-to-business e-commerce activities are conducted through our subsidiary Egarden.com Inc. Unless the context suggests otherwise, references in this Report to "we", "us", or "our" refer to U.S. Home & Garden Inc. and its subsidiaries. Our executive offices are located at 655 Montgomery Street, Suite 500, San Francisco, California 94111, and our telephone number is (415) 616-8111.

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

     Gardening is one of the most popular activities in the United States. According to the National Gardening Association, U.S. households spent $46.8 billion on lawn and garden products and landscaping services in 1998, 97% of which purchased lawn and garden products. According to the 1996-1997 National Gardening Survey, 1996 retail sales of lawn and garden products were approximately $22 billion, and 64% of the approximately 101 million households in the United States participated in some form of gardening activity during 1996. In addition, sales growth in the lawn and garden industry is being driven in part by the aging of the "baby boomer" consumer segment. According to the National Gardening Survey, persons 50 years of age and older spent an average of $400 per household on lawn and garden activities in 1996.

Prior Acquisitions.

     Since August 1992, we have consummated the following eleven (11) acquisitions of companies or product lines for a total of approximately $111 million in consideration:

     o Golden West Chemical Distributors, Inc. A manufacturer of humic acid-based products designed to improve crop yield, which we acquired in August 1992 for approximately $1.1 million in cash and $1.1 million in promissory notes.

     o Easy Gardener, Inc. A manufacturer of multiple fabric landscaping products including WeedBlock(R), which we acquired in September 1994 for approximately $21.3 million consisting of $8.8 million in cash, a $10.5 million promissory note and two convertible notes each in the principal amount of $1.0 million. Approximately $2.2 million of additional purchase price was contingent on Easy Gardener meeting certain income requirements. These contingencies were met and we paid the entire $2.2 million.

     o Emerald Products LLC. A manufacturer of decorative landscape edging which we acquired in August 1995 for $835,000 in cash and a $100,000 promissory note.

     o Weatherly Consumer Products Group, Inc. ("Weatherly") A manufacturer of fertilizer spikes and other lawn and garden products, which we acquired in August 1996 for 1,000,000 shares of our common stock valued at $3.0 million and approximately $22.9 million in cash.

     o Plasti-Chain product line of Plastic Molded Concepts, Inc. A line of plastic chain links and decorative edgings, which we acquired from Plastic Molded Concepts, Inc. in May 1997 for approximately $4.3 million in cash.

     o Weed Wizard, Inc. A manufacturer and distributor of weed trimmer replacement heads, all of whose assets were acquired in February 1998 for approximately $16.0 million (plus an additional $1.7 million for excess working capital and acquisition expenses), of which approximately $5.0 million was based on the value of certain net assets acquired.

     o Landmaster Products, Inc. A manufacturer and distributor of polyspun landscape fabrics for use by consumers and professional landscapers, substantially all of whose assets were acquired in March 1998 for approximately $3.0 million (plus an additional $600,000 for certain assets and acquisition expenses), of which approximately $750,000 was based on the value of certain assets acquired.

     o Tensar(R) consumer products line of The Tensar Corporation. A line of lawn and garden specialty fencing, which we acquired from The Tensar Corporation in May 1998 for approximately $5.4 million in cash plus an additional $1.0 million for inventory.

     o Ampro Industries, Inc., a manufacturer and distributor of lawn and garden products including specialty grass and flower seeds which we acquired in October 1998 for approximately $24.6 million, plus the cost of certain inventory acquired with a potential additional purchase price amount contingent upon the acquired business achieving certain specified levels of EBITDA (as defined in the purchase agreement). An additional $1.0 million was paid for a non-compete agreement.

     o E-Garden, Inc. (now, Egarden.com Inc.) Our business-to-business Internet subsidiary was acquired in June 1999 for approximately $400,000, plus expenses of approximately $100,000. Up to $250,000 of additional purchase price is contingent upon Egarden's net sales exceeding certain targets for each of the years during the three-year period ending June 30, 2002. At the time of acquisition, Egarden's activities were limited to sales of Internet gardening related products to the end consumer.

     o Findplants.Com., an electronic horticulture catalogue and locater business-to-business service for commercial growers and wholesalers all of whose assets were acquired in May 2000 for approximately $537,000 in cash. Findplants.com(R) offers industry participants more than 10,000 different types of plants from nearly 140 growers.

Consumer Lawn and Garden Products

     The primary products marketed by us to our Retail Accounts are:

     Landscape Fabric. We market different types of landscape fabric in varying thicknesses and strengths under the trade names WeedBlock(R), WeedBlock 6(TM), MicroPore(R), Pro WeedBlock(TM), Weedshield(TM) and Landmaster(R). Landscape fabrics allow water, nutrients and oxygen to filter through to the soil but prevent weed growth by blocking sunlight. Our primary landscape fabrics are made from non-woven fabrics which are generally manufactured with extruded polymers, pressed or vacuum formed into thin sheets having the feel and texture of light plastics. For the fiscal years ended June 30, 1998, 1999 and 2000, sales of landscape fabric represented approximately 39%, 37% and 43%, respectively, of our net sales.

     Fertilizer, Plant Food and Insecticide Spikes. Fertilizer spikes deliver plant food nutrients directly to the root of the plant, an alternative method of maintaining plant health to surface-delivered liquid or solid fertilizers. Some of our fertilizer spikes have the added feature of containing an insecticide for the control of unwanted insects. We market a variety of indoor and outdoor specialty fertilizer and plant food spikes primarily under the Jobe's(R) tradename, one of the most recognized brands in the consumer lawn and garden industry. For the years ended June 30, 1998, 1999 and 2000, sales of fertilizer, plant food and insecticide spikes constituted approximately 20%, 13% and 15%, respectively, of our net sales.

     Landscape Edging. We market a variety of resin-based decorative landscape edgings under trade names including Emerald Edge and Terra Cotta Tiles(TM). Our decorative edgings are used by consumers to define the perimeter of planting areas with a variety of designs which include stone, log, terra cotta tiles and picket fences. For the years ended June 30, 1998, 1999 and 2000, sales of landscape edging constituted approximately 11%, 8% and 10%, respectively, of our net sales.

     Shade Cloth. We market shade cloth fabrics in a variety of sizes and colors. Shade cloth is utilized generally in conjunction with some type of outdoor structure such as a patio veranda, and provides shade, privacy or protection from wind for people, plants and pets. We market shade cloth fabrics as an exclusive United States retail distributor of a shade cloth manufacturer pursuant to an agreement that expires on December 31, 2000. We are currently negotiating with this manufacturer for a renewal of the distribution agreement.

     Fertilizers and Root Feeders. We market fertilizers under the Ross trade name. The Ross fertilizer, when applied through a Ross Root Feeder, a long steel irrigation tube with hose connector that is inserted deep into the ground, provides the homeowner with a means of deep feeding and irrigating trees and shrubs. The Ross Root Feeder may also be used without fertilizer as a deep watering device.

     Weed Trimmer Replacement Heads. We manufacture and distribute replacement heads for string weed trimmer products under the Weed Wizard trademark. Our weed trimmer replacement head products consist of a replacement casing containing a plastic blade for weed and grass trimming. The products are part of a multi-fit system offered by us, which allows the replacement heads to fit on virtually all consumer gas weed trimmers and most consumer electric weed trimmers.

     Lawn and Garden Fencing. We market resin-based fencing for lawns and gardens. A variety of fencing products are marketed by us and are used by the consumer for numerous applications including preventing animals from entering a garden or orchard.

     Mulch, Fertilizer, Grass and Flower Seed. We distribute specialty combinations of mulch, fertilizer, grass and flower seeds. Consumers spread this "ready-to-grow" combination and only need to water regularly for a green lawn or colorful flower garden.

     Other Products. In addition to landscape fabrics, fertilizer, plant food and insecticide spikes, landscape edging, shade cloth, fertilizer and root feeders, weed trimmer replacement heads, lawn and garden fencing, and specialty mulch, fertilizer, grass and flower seed combinations, we also sell complementary lawn and garden products for the home gardener. The products include a line of animal repellents that are formulated to deter dogs, cats, deer and rabbits from destroying garden and landscape environs, a variety of protective plant and tree covers, bird and animal mesh blocks, protective garden and tree netting to prevent animal damage, synthetic mulch and fabric pegs.

     Agricultural Products. Through Golden West, we manufacture and distribute certain humic acid-based agricultural products for use on farms and orchards. Golden West generally sells its products to agricultural distributors, which in turn market Golden West's products to farms and orchards. The principal agricultural products manufactured or distributed by us are: Energizer(R), a formulation of humic acids which, when applied in conjunction with liquid fertilizers, permits crops to absorb a greater amount of the nutrients in the fertilizer; Penox(R), a surfactant, or penetrating wetting agent, that contains humic acid which, when applied in conjunction with herbicides, defoliants and other agricultural products, increases their effectiveness; and Powergizer(R), a foliar nutrient, or plant food, containing humic acid which promotes growth and vigor in many types of crops. Sales of our agricultural products accounted for less than 1% of our net sales in fiscal 2000 and fiscal 1999.

Conversion, Manufacturing and Supply of Lawn and Garden Products

     Except for the materials for WeedBlock, which are obtained primarily from a single source, the basic materials for our consumer lawn and garden products are purchased from a variety of suppliers. All of such materials are converted, packaged and shipped by us from either our Waco, Texas facility, our Paris, Kentucky facility, our Bradley, Michigan facility or our facility located in Colorado.

     We purchase most of the landscape fabric used to manufacture WeedBlock from Tredegar Industries, Inc. ("Tredegar"). We purchase large rolls of various types of landscape fabric from Tredegar for shipment to our Waco, Texas facility where we size, cut and package the fabric for consumer sale. Although we have purchased most of our supply from Tredegar for over 10 years and believe that our relationship with Tredegar is good, Tredegar is free to terminate its relationship with us at any time and accordingly could market its fabrics to other companies, including our competitors. Nevertheless, we own the registered trademark "WeedBlock(R)" and to the extent that we establish alternative supply arrangements, our rights to market products under the WeedBlock brand name would continue without restriction.

     We manufacture and package our Jobe's fertilizer spikes at our Paris, Kentucky facility. The raw materials that comprise our indoor fertilizer spikes are mixed with a binding agent and then passed through an extrusion process which feeds a continuous strand of fertilizer through a heat-drying system.

The strand is then cut into ready-to-use fertilizer spikes which are then machine counted and packaged into shelf-ready blisterpacks. Our outdoor fertilizer spikes are manufactured in a similar manner except rather than passing through an extrusion process, the outdoor spikes are processed through molds which shape the spikes into their final form. The outdoor spikes are packaged in either a foil pouch, bag or box.

     The specifications for our landscape edging, shade cloth and root feeder products and packaging are designed by us and independent design consultants. The products are then manufactured and packaged by third party manufacturers according to our specifications.

     The nylon product body (rotary head) and the plastic blades used in our weed trimmer replacement heads are manufactured for us pursuant to open purchase orders. We assemble and package the weed trimmer replacement heads at our Bradley, Michigan facility with the aid of an electronic packaging machine.

     The material used in our resin-based fencing is manufactured for us pursuant to open purchase orders. The material is then sized and cut for consumer sale at our Waco, Texas facility. In the future, this conversion process will take place at our Bradley, Michigan facility.

     We manufacture our Ampro and Amturf "ready-to-grow" combination mulch, fertilizer and seed products at our Bradley, Michigan facility. Newsprint is shredded and processed into mulch and then combined with seed and fertilizer. The mixture is now packaged in bags, boxes, canisters, and clear jugs.

Agricultural Products

     We do not own or lease any manufacturing facilities for our agricultural products. Substantially all of our humic acid-based agricultural products, Energizer, Penox and Powergizer, are processed by Western Farm Services, Inc. ("Western Farm") pursuant to purchase orders placed by us from time to time in the ordinary course of business. Furthermore, through Western Farm, we have an open purchase order arrangement with an entity which supplies us with leonardite ore, a source of humic acid used in our agricultural products.

Customers

     Our customers include home improvement centers, mass merchandisers, hardware stores, nurseries, and garden centers and other retail channels throughout the United States. Our three largest customers for fiscal 2000, Home Depot, Lowes and Kmart, accounted for approximately 35%, 13% and 5%, respectively, of our net sales during such year. During fiscal 1999, Home Depot, Lowes and Kmart accounted for approximately 24%, 9% and 7%, respectively, of our net sales. During fiscal 1998, Home Depot, Lowes and Kmart accounted for approximately 26%, 11% and 7% respectively, of our net sales. Our ten largest customers as a group accounted for 59% and 73% of our net sales during fiscal 1999 and 2000, respectively. Sales to such customers are not governed by any contractual arrangement and are made pursuant to standard purchase orders. While we believe that relations with our largest customers are good, the loss of any of these customers could have an adverse effect upon our results of operations.

     Our sales are concentrated in the United States, with international sales (primarily in Europe and Canada) accounting for approximately 4% of our net sales for fiscal 2000. We are currently attempting to develop relationships with distributors outside of the United States.

Sales and Marketing

     Our selling efforts are coordinated by three key managers, namely, the National Accounts Director and two Divisional Sales Managers who, in turn, direct the activities of our eight Regional Sales Managers. Because of the service oriented nature of our business, the sales managers devote a substantial amount of their time to servicing and maintaining relationships with our largest customers in addition to managing the overall sales operations. We also utilize the services of over 30 non-exclusive independent sales organizations. This integrated sales approach is designed to help achieve sales of all products to all customers.

     Our marketing activities are coordinated by our National Marketing Manager. In addition to designing and developing our distinctive packaging and overall advertising and promotional activities, the Marketing Manager works closely with the sales organization to help develop programs which are tailored to the strategies of our key Retail Accounts.

     We expect that our lawn and garden products will continue to be marketed by retailers primarily through the use of special displays and in-store consumer promotions in Retail Accounts, hardware stores, nurseries and garden centers. In addition we believe that a substantial portion of lawn and garden sales are impulse driven and not overly price sensitive. Therefore we seek to increase consumer awareness, understanding and brand identification of our products through our distinctive packaging and point-of-sale displays. Retail Accounts and our other customers receive our products in packaging that is easily displayed. The retail product packaging is informative to the end-user and incorporates attention getting, eye-pleasing color schemes. We also tailor our displays to the evolving needs of retailers. Because many home improvement and mass merchant retailers maintain outdoor sales areas for their lawn and garden products, we utilize waterproof displays for many of our products. In addition, we meet the specific needs of many of our larger customers by tailoring the size of our displays to the dimensions requested by such customers. Our independent sales representatives periodically visit individual retail outlets to assist Retail Accounts in achieving innovative and optimal use of our distinctive store displays.

     We spent approximately $3.9 million in fiscal 2000 on a combination of media development, print, radio and television advertising, co-operative advertising (advertising done in conjunction with retailers), attendance at trade shows and public relations to promote awareness, understanding and brand identification of our lawn and garden products.

     We utilized a substantial portion of our marketing budget for fiscal 2000 on co-op advertising in conjunction with key retail customers.

Egarden.com E-Commerce Initiative

     We recently commenced selling products on the Internet on a business-to-business basis through our website www.egarden.com, the first business-to-business Internet service exclusively designed to bring together buyers and sellers of lawn and garden merchandise, and provide them with new complementary supply and distribution channels. Our Egarden.com website delivers online supplier information and offers e-commerce transactions to all members of the lawn and garden industry, including small and medium size manufacturers, independent retailers and specialty stores, contractors, and landscapers. Our website allows our customers to benefit from increased buying options and conduct business-to-business bidding as well as private non-auction business on a wide variety of lawn and garden products including our niche garden products. Industry participants will have access to a broad range of products, including barbecue grills, bird feeders, fencing and edging, flower pots and planters, garden tools and supplies, irrigation equipment, landscaping supplies and equipment, outdoor furniture and accessories, and live-goods. In addition to lawn and garden products, Egarden.com is considering adding other product categories to its e-marketplace, enabling retailers with the capability to source and purchase a greater percentage of their total product offerings through Egarden.com. Suppliers that have joined Egarden.com's marketplace include, among others, The Andersons Processing Group, C&S Products Co., Inc., Germania Seed Company, Henri Studio, Inc. and Raindrip Inc.

     Our Egarden.com web site provides our customers with a comprehensive offering for procurement, financial settlement, logistics, and sales/customer information accessory.

     We receive a fee for facilitating a business-to-business online transaction on either a private or auction basis. Our website allows us to make our products available to retailers who do not purchase through the traditional industry distribution channel. Our website also serves as an online resource to manufacturers and lawn and garden industry professionals seeking information on such items as raw material pricing, business trends of public and private companies, merger and acquisition activity, stock quotes, news, industry events, and other helpful information in one convenient location.

     Our web site is divided into two distinct forums:

     o Our "Auction Forum" enables manufacturers from all segments of the lawn and garden industry with new opportunities to effectively and efficiently sell their surplus inventory to lawn and garden retail and commercial establishments. Purchasers have access to broader product offerings and more complete product information than that afforded by traditional methods of purchasing surplus inventory.

     o Our "Wholesale Store" allows manufacturers to broaden their traditional product distribution channels to retailers and commercial purchasers while also eliminating the difficulty many of these purchasers face in locating and purchasing lawn and garden products in a fragmented market. Manufacturers are also able to list their product offerings and related sales terms on an ongoing basis.

     We have entered into long-term e-commerce initiatives with the three largest 100% member/retailer owned hardware cooperatives in the United States. We agreed that Egarden.com will provide each cooperative with a dedicated "room" on the web site where the cooperative's members will be offered a broad based selection of lawn and garden vendors, products and outdoor accessories and a convenient, streamlined method of purchasing the products offered.

Information Systems

     We maintain a sophisticated retail data information system which enables us to provide timely and efficient order fulfillment to our Retail Accounts and other customers. Internally, our information systems track orders and deliveries and provide exception reports if product is not delivered on time. The systems "push" the necessary information to the proper personnel, allowing us to react quickly to information. Our purchase order process can be paperless, with most Retail Accounts placing their orders through an electronic data interchange with us.

     In addition, in fiscal 2000 we implemented the QAD Applications e-business supply-chain enabled enterprise planning software at our executive offices and at several of our subsidiaries.

Seasonality

     Our sales are seasonal due to the nature of the lawn and garden business, in parallel with the annual growing season. Our sales and shipping are most active from late December through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. Sales typically decline by early to mid-summer. Sales of our agricultural products are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

Inventory and Distribution

     In order to meet product demand, we keep relatively large amounts of product inventory on hand, particularly from December to May, the months of highest demand. Despite maintaining these relatively high levels of inventory, we have historically experienced minimal inventory obsolescence. However, it is possible that inventory obsolescence could increase in the future. Retail Accounts generally require delivery within five business days. Orders are normally processed within 48 hours and shipped by common carrier.

Competition

     The consumer lawn and garden care industry is highly competitive and somewhat fragmented. With respect to our sale of consumer lawn and garden products, we compete with a combination of national and regional companies including catalog and Internet e-commerce businesses specializing in the marketing of lawn and garden care products. The Scotts Company, in particular, has captured a significant and controlling share in a variety of categories with their recent acquisition of the Ortho brand and the licensing of the Roundup brand for the consumer market. Scotts also markets products under the Scotts and Miracle-Gro brands which compete both directly and indirectly with our products. Many of our competitors have achieved significant national, regional and local brand name and product recognition and engage in frequent and extensive advertising and promotional programs. Many of these companies have substantially greater financial, technical, marketing and other resources than us.

     Large, dominant manufacturers, which manufacture and sell lawn and garden products, such as the Scotts Company, and other lawn and garden care companies have, in the past, manufactured and marketed landscape fabrics. Currently, few of such competitors compete with us in this product category. Nevertheless, well-capitalized companies and smaller regional firms may develop and market landscape fabrics and compete with us for customers who purchase such products.

     Among our competitors in the lawn and garden market for the Jobe's spike line of fertilizer and insecticide products and the Ampro combination mulch, seed and fertilizer line of products is the Scotts Company, which markets competing products under the Miracle-Gro brand. Competition for our agricultural products consist of other manufacturers of products that are humic acid based but that utilize formulas that are different from Golden West's. These competitors include Monterey Chemical Corporation and Custom Formulators, Inc. We compete with a variety of regional lawn and garden manufacturers in the markets for landscape edging, shade cloth and root feeders. Competition for our weed trimmer replacement heads consist of other manufacturers of weed trimming replacement part products using nylon based lines and blades. These include CMD Products, which markets the Grass Gator brand.

     With respect to our business-to-business e-commerce operations, we compete with existing, traditional, non-e-commerce consolidators and brokers that have historically serviced the lawn and garden industry in dealing with surplus inventory. Additionally, there are some existing website-based businesses which provide an auction forum for sellers to place goods for auction and in turn for buyers to bid on those goods. These sites are not industry specific. There are also a number of catalogs from segments across the industry that are used to facilitate business-to-business selling and buying activities that compete with us.

     Additional competitors may also emerge on the Internet. There exist today, Internet companies whose focus is the sale of lawn and garden products to consumers. Although these Internet companies currently focus exclusively on the consumer and not on business-to-business, they may at some point in time expand their interest to include a business-to-business aspect to their overall site.

Government Regulation

     We are subject to many laws and governmental regulations and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

     Fertilizer and Pesticide Regulation. Products marketed, or which may be marketed, by us as fertilizers or pesticides are subject to an extensive and frequently evolving statutory and regulatory framework, at both the Federal and state levels. The distribution and sale of pesticides is subject to regulation by the U.S. Environmental Protection Agency ("EPA") pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), as well as regulation by many states in a manner similar to FIFRA. Under FIFRA and similar state laws, all pesticides must be registered with the EPA and the state and must be approved for their intended use. FIFRA and state regulations also impose other stringent requirements on the marketing of such products. Moreover, many states also impose similar requirements upon products marketed for use as fertilizing materials, which are not typically regulated under FIFRA. Failure to comply with the requirements of FIFRA and state laws that regulate marketing and distribution of pesticides and fertilizers could result in the imposition of sanctions, including, but not limited to suspension or restriction of product distribution, civil penalties or criminal sanctions.

     We market certain animal repellent and pesticide products that are subject to FIFRA and to similar state regulations. We also market certain fertilizer products that are subject to regulation in some states. We believe that we are in substantial compliance with material FIFRA and applicable state regulations regarding our material business operations. However, there can be no assurance that we will be able to comply with future regulations in every jurisdiction in which our material business operations are conducted without substantial cost or interruption of operations. Moreover, there can be no assurance that future products marketed by us will not also be subject to FIFRA or to state regulations. If future costs of compliance with regulations governing pesticides or fertilizers exceed our budget for such items, our business could be adversely affected. If any of our products are distributed or marketed in violation of any of these regulations, we could be subject to a recall of, or a sales limitation placed on, one or more of our products, or civil or criminal sanctions, any of which could have a material adverse effect upon our business.

     Environmental Regulation. Our manufacturing operations are subject to various evolving federal, state and local laws and regulations relating to the protection of the environment, which laws govern, among other things, emissions to air, discharges to ground, surface water, and groundwater, and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require manufacturers to obtain permits for these emissions and discharges. Failure to comply with environmental laws or to obtain, or comply with, the necessary state and federal permits can subject the manufacturer to substantial civil and criminal penalties. Easy Gardener operates two manufacturing facilities and Weatherly and Ampro/Weed Wizard Acquisition Corp. ("Weed Wizard") each operate one manufacturing facility. Although we believe that our material manufacturing facilities are in substantial compliance with applicable material environmental laws, it is possible that there are material environmental liabilities of which we are unaware. If the costs of compliance with the various existing or future environmental laws and regulations including any penalties which may be assessed for failure to obtain necessary permits, exceed our budget for such items, our business could be adversely affected.

     Potential Environmental Cleanup Liability. The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and many similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been discharged, as well as on persons who generate, transport, or arrange for disposal of hazardous wastes at a particular site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located. Easy Gardener operates two manufacturing facilities and Weatherly and Ampro/Weed Wizard each operate one manufacturing facility. Moreover, we or our predecessors have owned or operated other manufacturing facilities in the past and may have liability for remediation of such facilities in the future, to the extent any is required. In this regard, Weatherly previously owned a facility that was the subject of certain soil remediation activities. Although this facility was sold by Weatherly prior to our acquisition of Weatherly, there can be no assurance that we will not be liable for any previously existing environmental contamination at the facility. Moreover, although the purchaser of the facility indemnified Weatherly for any environmental liability and the sellers of Weatherly, in turn, indemnified us from such liability, there can be no assurance that, if required, the indemnifying parties will be able to fulfill their respective obligations to indemnify us. Furthermore, certain business operations of our subsidiaries also involve shipping hazardous waste off-site for disposal. As a result, we could be subject to liability under these statutes. We could also incur liability under CERCLA or similar state statutes for any damage caused as a result of the mishandling or release of hazardous substances owned by us but processed and manufactured by others on our behalf. As a result, there can be no assurance that the manufacture of the products sold by us will not subject us to liability pursuant to CERCLA or a similar state statute. Furthermore, there can be no assurance that Easy Gardener, Weatherly, or Ampro/Weed Wizard will not be subject to liability relating to manufacturing facilities owned or operated by them currently or in the past.

     Other Regulations. We are also subject to various other federal, state and local regulatory requirements such as worker health and safety, transportation, and advertising requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants.

     With respect to our e-commerce operations, there is an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, visitor privacy, taxation and quality of products and services. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws may have an adverse effect on our e-commerce business.

Trademarks, Proprietary Information and Patents

     We believe that product recognition is an important competitive factor in the lawn and garden care products industry. Accordingly, in connection with our marketing activities of our lawn and garden care products, we promote, and intend to promote, certain tradenames and trademarks which are believed to have value to us.

     In connection with our acquisition of the assets of Easy Gardener Inc. in September 1994, we acquired certain trademarks and copyrights used by Easy Gardener, Inc. in connection with its business including, but not limited to, the trademarks, Weedblock(R), Easy Gardener(R), Weedshield(TM), Micropore(R) and Birdblock(R). In connection with its acquisition of Weatherly, we acquired certain patents, as well as certain copyrights and trademarks used in connection with Weatherly's business including, but not limited to, Jobe's(R), Ross(R), Green Again(R), Gro-Stakes(R), Tree Gard(R) and XP-20(R). We also acquired certain patents and trademarks when we acquired the assets of Emerald Products, LLC and also acquired certain trademarks in connection with our purchase of the Plasti-Chain line of products from Plastic Molded Concepts, Inc. In connection with our acquisition of the assets of Weed Wizard, Inc., we acquired the Weed Wizard(TM) product patent and trademark. We also acquired the trademark Landmaster(R) in connection with our acquisition of substantially all of the assets of Landmaster Products, Inc. In addition, we acquired the trademarks Polyspun 300(R), Nature Shield(R) and Diamondback(R) in connection with our acquisition of the Tensar(R) consumer product line. In connection with the acquisition of the Tensar(R) consumer product line, The Tensar Corporation granted to us an exclusive royalty-free perpetual license to use the trademark Tensar(R) in connection with a wide range of polymeric grid, mesh, net and related products supplied to us by The Tensar Corporation. In connection with our acquisition of Ampro, we acquired certain trademarks used in connection with Ampro's business including, but not limited to, Amturf(R). There can be no assurance that we will apply for any additional trademark or patent protections relating to our products or that our current trademarks and patents will be enforceable or adequately protect us from infringement of our proprietary rights.

     Although we believe that the products sold by us do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has or may occur. In the event that products sold by us are deemed to infringe upon the patents or proprietary rights of others, we could be required to pay damages and modify our products or obtain a license for the manufacture or sale of such products. There can be no assurance that, in such an event, we would be able to do so in a timely manner, upon acceptable terms and conditions or at all, and the failure to do any of the foregoing could have a material adverse effect upon us.

Product Liability

     We, as a manufacturer of lawn and garden care and pesticide products, may be exposed to significant product liability claims by consumers. Although we have obtained product liability insurance coverage for U.S. Home & Garden Inc., Golden West, Easy Gardener and Weatherly in the aggregate amount of $2.0 million, and for Weed Wizard and Ampro in the aggregate amount of $2.0 million (with all policies limited to $1.0 million per occurrence), and have obtained three umbrella policies in the amounts of $13.9 million, $25.0 million and $15.0 million, respectively, there can be no assurance that such insurance will provide coverage for any claim against us or will be sufficient to cover all possible liabilities. In the event a successful suit is brought against us, unavailability or insufficiency of insurance coverage could have a material adverse effect on us. Moreover, any adverse publicity arising from claims made against us, even if such claims were not successful, could adversely affect the reputation and sales of our products.

     During the third quarter of 2000, we discontinued production, sale and distribution of one of the products in our Weed Wizard product line. Additionally, in voluntary compliance with the recommendations of the Consumer Product Safety Commission we instituted a recall of the product. Accordingly, we recorded a pretax charge of $928,000 ($510,000 after tax or $.03 per basic and diluted share) to provide for recall costs and inventory write-offs.

Employees

     As of September 15, 2000 we had 296 full-time employees. Of such employees, three are executive officers of U.S. Home & Garden Inc., 67 were engaged in administration and finance, 44 were engaged in sales and marketing, 34 were engaged in warehouse, shipping and receiving, and 148 were engaged in production. None of our employees are covered by collective bargaining agreements. We believe that we have a good relationship with our employees.

Segment Information

     See Note 19 of Notes to Consolidated Financial Statements included in Part I, Item 8, for information relating to our two reportable segments.

     Item 2. Properties.

     Our executive offices are currently located in San Francisco, California, in approximately 3,000 square feet of office space for which we pay $12,352 per month in rent, which amount includes the costs of utilities and janitorial services. Our office space is rented pursuant to a lease expiring in February 2001. We intend to renew this lease assuming favorable terms can be negotiated.

     Easy Gardener leases approximately 250,000 square feet of office and warehouse space in Waco, Texas for which we pay $17,918 per month in rent, pursuant to a lease agreement that expires on February 28, 2001. Easy Gardener's facilities contain landscape fabric converters, packaging equipment and warehouse and shipping facilities.

     Weatherly leases approximately 72,000 square feet of manufacturing and warehouse space in Paris, Kentucky for $10,833 per month in rent pursuant to a lease that expires on June 30, 2001. We also lease an additional 53,000 feet of warehouse space in Paris, Kentucky for $5,417 per month in rent pursuant to a lease that expires on July 20, 2001.

     Golden West's offices are located in Merced, California in approximately 900 square feet of space it leases for $1,345 per month base rent, with rent increases at a rate of

4% a year. The lease expires in June 2001 subject to our option to renew the lease for an additional one year period.

     Ampro owns an approximately 200,000 square foot building on approximately 25 acres of land in Bradley, Michigan. Approximately 60,000 square feet of this facility was built with grant proceeds received from the Michigan Department of Natural Resources (MDNR) in 1994 in which the MDNR has a security interest over the grant period of ten years. The grant proceeds have been recorded as deferred revenue and are being amortized over the grant period.

     With respect to the storage, packaging and distribution of certain of our commercial grade landscape fabric products, Easy Gardener has entered into a lease agreement (the "Lease Agreement") pursuant to which we are provided with 60,000 square feet of warehouse space in Colorado. The Lease Agreement expires on May 31, 2005. We currently pay a lease rate of $14,510 per month, which increases 5% per year beginning June 1, 2002.

     Egarden leases approximately 4,600 square feet of office space in Raleigh, North Carolina for which we pay $7,695 per month in rent, pursuant to a lease agreement that expires on December 31, 2004. The Egarden facility contains office furniture and computer equipment.

     We believe that our current manufacturing and warehouse space is adequate for our planned future operations.

     Item 3. Legal Proceedings

     In August 1999 an action was commenced against us and our subsidiary, Ampro, in the Circuit Court of the State of Michigan, County of Kent, by H. Kenneth W. Hilbert, E. Scott Hilbert, John R. Hilbert and Omer Messer, who were principal stockholders of Ampro immediately prior to its acquisition by us. The plaintiffs allege that we have breached certain terms of the stock purchase agreement pursuant to which we acquired Ampro (the "Agreement") that allegedly require us to make certain additional payments to the plaintiffs, by, among other things, taking certain actions that prevented Ampro from achieving certain earnings levels that would have triggered additional contingent payments to the plaintiffs under the Agreement. Plaintiffs seek to recover unspecified damages, together with interest, costs and attorneys fees and an accounting by Ampro with respect to certain financial information. Plaintiffs have also notified us that they intend to arbitrate certain other issues concerning closing adjustments under the Agreement. In addition to filing an Answer denying the plaintiffs allegations, we have asserted certain counterclaims against the plaintiffs alleging various breaches of the Agreement, including, but not limited to, breaches of representations and warranties concerning the financial position of the business acquired. We intend to vigorously defend this matter.

     We are defendants in two product liability actions involving alleged injuries sustained by users of Weed Wizard products. In Kurz v. Weed Wizard Acquisition Corp., which was brought against our subsidiary in June 2000 in the circuit court of the State of Oregon for the County of Multnomah, the plaintiff is seeking $86,000 in economic damages and $750,000 in damages for alleged pain and suffering. This action has been removed to the United States District Court for the District of Oregon. The second action, Miller v. Weed Wizard, Inc., et. al, was commenced in August 2000 in the Iowa District Court for Des Moines County. The plaintiff in this action seeks unspecified compensatory and punitive damages for the injuries he allegedly sustained while using a Weed Wizard product. This action has been removed to the U.S. District Court for Southern District of Iowa (Eastern Division). We intend to vigorously defend these matters.

     In July 2000 our subsidiary, Weed Wizard Acquisition Corp. commenced an action in the U.S. District Court, Northern District of Georgia, against A.A.B.B., Inc. (formerly known as Weed Wizard, Inc.) and certain of its stockholders and officers. In this action we allege that the defendants made certain misrepresentations and omitted to disclose certain facts regarding, among other things, alleged defects in certain of the Weed Wizard products in connection with our purchase from defendants in 1998 of substantially all of the assets of Weed Wizard, Inc. We are seeking to rescind the transaction, or in the alternative, to recover rescissionary monetary damages, and to recover compensatory damages. In addition, we are seeking punitive damages.

     Item 4. Submission of Matters to a Vote of Security Holders.


     An Annual Meeting of U.S. Home & Garden stockholders was held on June 14, 2000 at which time the following directors were reappointed to serve until the Annual Meeting of Stockholders to be held in the year 2001:


                          Votes For                              Votes Withheld
                          ---------                              --------------
Robert Kassel             16,060,794                                192,987
Richard Raleigh           15,894,060                                359,721
Maureen Kassel            15,835,140                                418,641
Fred Heiden               16,089,684                                164,097
Jon Schulberg             16,084,169                                169,612

                                    Part II.


     Item 5 Market for Registrant's Common Equity and Related Stockholder
            Matters.

     Our common stock has traded in the over-the-counter market and has been quoted on the NASDAQ Stock Market since March 26, 1992. The NASDAQ Smallcap symbol for our common stock is "USHG". The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as reported by NASDAQ.

     Year Ended June 30, 2000                High                 Low

First Quarter                               $ 4 1/8              $ 2 1/4
Second Quarter                                2 13/16              2 1/8
Third Quarter                                 5 1/8                2 9/16
Fourth Quarter                                3 7/8                2 1/8

     Year Ended June 30, 1999                High                 Low

First Quarter                               $ 6 1/2              $ 3 1/2
Second Quarter                                5 9/16               3 5/8
Third Quarter                                 6 3/16               3 5/8
Fourth Quarter                                6 7/8                3 11/16


     As of September 15, 2000, the number of stockholders of record of our common stock was 189. In addition, there are in excess of 500 beneficial owners of our common stock whose shares are held in "street name".

     During the quarter ended June 30, 2000, we extended by five years the expiration date of options and warrants to purchase an aggregate of 1,002,460 shares of common stock previously granted to certain officers and advisors. The foregoing options were exercisable at an average exercise price of $2.17 per share. We also granted options to purchase an aggregate of 971,000 shares of common stock at an average exercise price of $2.47 to certain of our employees. The foregoing transactions were exempt from the registration requirements of the Securities Act of 1933 by virtue of Sections 2(a)(3) or 4(2) thereof.

     We have not paid any cash dividends on our common stock to date and do not expect to declare or pay any cash or stock dividends in the foreseeable future. The lending agreement between us and our primary lending institution prohibits us from paying dividends without the lenders' consent.

     Item 6. Selected Financial Data (in thousands, except per share data).

     The following selected financial data at and for the years ended June 30, 1996, 1997, 1998, 1999 and 2000 has been derived from our audited consolidated financial statements. Such information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

Statement of Income Data:
                                                                                    Year Ended June 30,
                                                       ----------------------------------------------------------------------------
                                                               1996            1997            1998            1999            2000
                                                       ------------    ------------    ------------    ------------    ------------
Net sales                                              $     27,031    $     52,046    $     67,149    $     89,346    $     89,665
Cost of sales                                                12,670          23,649          30,431          44,176          49,101
Unusual item                                                   --              --              --              --               928
                                                       ------------    ------------    ------------    ------------    ------------
Gross profit                                                 14,361          28,397          36,718          45,170          39,636
Selling, shipping, general and administrative
expenses                                                     10,612          17,745          23,047          32,900          35,590
Restructuring charges                                          --              --              --             1,964            --
                                                       ------------    ------------    ------------    ------------    ------------
Income from operations                                        3,749          10,652          13,671          10,306           4,046
Other income (expense)                                       (1,940)         (3,262)         (3,095)         (6,907)         (6,596)
Income tax (expense) benefit                                    715          (3,200)         (3,600)         (1,350)            558
Minority interest                                              --              --              --              --               423
                                                       ------------    ------------    ------------    ------------    ------------
Income (loss) before extraordinary gain
(expense)                                                     2,524           4,190           6,976           2,049          (1,569)
Extraordinary (expense) gain, net of tax                       --            (1,007)         (1,450)           --             1,224
                                                       ------------    ------------    ------------    ------------    ------------
Net income (loss)                                      $      2,524    $      3,183    $      5,526    $      2,049    $       (345)
                                                       ============    ============    ============    ============    ============

Income (loss) per share
before extraordinary gain (expense):
Basic                                                          $.25            $.31            $.39            $.10           $(.08)
Dilutive                                                       $.19            $.26            $.31            $.09           $(.08)
Net income (loss) per share:
Basic                                                          $.25            $.23            $.31            $.10           $(.02)
Dilutive                                                       $.19            $.20            $.24            $.09           $(.02)
Weighted average number of common and common
equivalent shares outstanding:
Basic                                                    10,206,000      13,695,000      17,776,000      19,621,000      19,031,000
Dilutive                                                 13,361,000      16,068,000      22,808,000      23,595,000      19,031,000

Balance Sheet Data:

                                                                                           June 30,
                                                       ----------------------------------------------------------------------------
                                                               1996            1997            1998            1999            2000
                                                       ------------    ------------    ------------    ------------    ------------
         Working capital                               $      5,328    $      2,292    $     46,743    $     32,874    $     25,052
         Intangible assets, net                              17,167          44,364          63,395          82,109          81,204
         Total assets                                        33,584          68,475         126,813         138,263         138,545
         Short-term debt                                      3,650           8,990            --              --             3,125
         Long-term debt                                       6,238          17,570          63,250          78,750          70,855
         Total liabilities                                   14,214          36,549          75,214          91,779          89,331
         Stockholders' equity                                19,370          31,926          51,599          46,484          45,103


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     We manufacture and market a broad range of brand-name consumer lawn and garden products through our wholly-owned subsidiaries, Egarden, Ampro, Easy Gardener and Golden West, and through Easy Gardener's wholly-owned subsidiaries, Weatherly and Weed Wizard. Since 1992, we have consummated eleven acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of approximately $111 million in cash, notes and equity securities. As a result of such acquisitions, we recognized a significant amount of goodwill which, in the aggregate, was approximately $83.4 million as of June 30, 2000. We are currently amortizing such goodwill using the straight-line method over various time periods ranging from 5 to 30 years. Goodwill amortization expense for the fiscal year ended June 30, 2000 was $3.1 million or $.16 per basic share. See "Summary of Accounting Policies - Intangible Assets" and Note 1 to Notes to Consolidated Financial Statements included in
Part I, Item 8.

     Our results of operations for the fiscal year ended June 30, 2000 were adversely affected by anticipated losses attributable to the start-up expenses of our business-to-business Egarden.com Internet initiative. Our results were also adversely affected by prolonged periods of inclement weather in many portions of the United States during the spring and early summer which negatively impacted the lawn and garden industry. Moreover, gross profit was reduced by $0.9 million due to the recall of a product in the Weed Wizard product line.

     Our results of operations for the fiscal year ended June 30, 1998 were significantly affected by the acquisition of certain assets of Weed Wizard, Inc. in February 1998, certain assets of Landmaster

Products, Inc., in March 1998 and the Tensar consumer product line in May 1998. Due to the seasonal nature of our sales, the results of operations for fiscal year ended June 30, 1999 were, on a comparative basis, negatively affected by these acquisitions since both the off season and peak season results of operations for the businesses and product lines acquired are included in the results of operations for fiscal year 1999, compared to the prior fiscal year when only the peak season results were included in our results of operations.

     We experienced net sales growth of 29% from fiscal 1997 to fiscal 1998 and 33% from fiscal 1998 to fiscal 1999. Sales were relatively constant between fiscal 1999 and 2000. We believe that this historical growth in net sales was primarily attributable to expansion of our product lines through the acquisitions of complementary lawn and garden businesses and product lines. Net sales were also positively affected by an increase in sales of pre-existing product lines.

Results of Operations

     The following table sets forth for the periods indicated certain selected income data as a percentage of net sales:

                                                        Percentages of Net Sales
                                                    --------------------------------
                                                           Year Ended June 30,
                                                    --------------------------------
                                                      1998         1999         2000
                                                    ------       ------       ------
Net sales .......................................      100%         100%         100%
Cost of sales ...................................     45.3         49.4         54.8
Unusual item ....................................      --           --           1.0
                                                    ------       ------       ------
Gross profit ....................................     54.7         50.6         44.2
Selling and shipping expenses ...................     21.2         21.6         22.8
General and administrative expenses .............     13.2         15.3         16.9
Restructuring charges ...........................      --           2.2          --
                                                    ------       ------       ------
Income from operations ..........................     20.3         11.5          4.5
Gain (loss) on disposal of property and equipment      --           --           0.6
Interest expense, net ...........................     (4.6)        (7.7)        (8.0)
Income tax (expense) benefit ....................     (5.4)        (1.5)         0.6
Minority interest ...............................       --          --           0.5
Extraordinary (expense) gain, net ...............     (2.1)         --           1.4
                                                    ------       ------       ------
Net income (loss) ...............................      8.2%         2.3%        (0.4)%
                                                    ------       ------       ------

Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

     Net sales. Net sales increased by $0.4 million, or 0.4%, to $89.7 million during the fiscal year ended June 30, 2000 from $89.3 million during the comparable period in 1999.

     Gross Profit. Gross profit decreased by $5.6 million, or 12.3%, to $39.6 million for the fiscal year ended June 30, 2000 from $45.2 million during the comparable period in 1999. This decrease was due primarily to poor weather in our key markets in the fourth quarter and the discontinued production of a product in the Weed Wizard product line. Gross profit as a percentage of net sales decreased to 44.2% during the fiscal year ended June 30, 2000 from 50.6% during the comparable period in 1999. The decrease in gross profit as a percentage of net sales was primarily attributable to poor weather, the discontinued Weed Wizard product and reduced pricing on certain products sold to major retailers when compared to the 1999 period.

     Selling and shipping expense. Selling and shipping expenses increased $1.2 million, or 6.2% to $20.5 million during the fiscal year ended June 30, 2000 from $19.3 million during the comparable period in 1999. Selling and shipping expenses as a percentage of net sales increased to 22.8% during fiscal year ended June 30, 2000 from 21.6% during the comparable period in 1999. This increase was primarily a result of start-up selling and development costs for the Company's business-to-business e-commerce initiative, Egarden.com, included in this period.

     General and administrative expenses. General and administrative expenses, excluding depreciation and amortization, increased $0.3 million or 3.2%, to $9.6 million during the fiscal year ended June 30, 2000 from $9.3 million during the comparable period in 1999. This increase is primarily due to start-up and administrative costs for Egarden.com partially offset by savings generated from the consolidation of the general and administrative functions for Weed Wizard, previously located in Georgia, into Ampro. As a percentage of net sales, general and administrative expenses excluding depreciation and amortization increased to 10.7% during the fiscal year ended June 30, 2000 from 10.4% during the comparable period in 1999.

     Depreciation and amortization. Depreciation and amortization expenses increased by $1.2 million or 27.9% to $5.5 million during the fiscal year ended June 30, 2000 from $4.3 million during the comparable period in 1999. This increase is primarily as a result of the acquisition of Ampro Industries, Inc. and Egarden.com. As a percentage of net sales, depreciation and amortization expenses increased to 6.1% during the fiscal year ended June 30, 2000 from 4.8% during the comparable period in 1999.

     Income from operations. Income from operations decreased by $6.3 million, or 61.2%, to $4.0 million during the fiscal year ended June 30, 2000 compared to $10.3 million for the comparable period in 1999. The decrease in income from operations for the 2000 period is primarily attributable to the start-up costs for Egarden.com, poor weather in the fourth quarter and the discontinued Weed Wizard product, partially offset by the absence of restructuring charges in the 2000 period. As a percentage of net sales, income from operations decreased to 4.5% for the fiscal year ended June 30, 2000 from 11.5% during the comparable period in 1999.

     Net interest expense. Net interest expense increased $264,000, or 2.9% to $7.1 million during the fiscal year ended June 30, 2000, from $6.9 million during the comparable period in 1999. The increase in interest expense is primarily related to the increase in borrowings under our credit facility to finance the acquisition of Ampro Industries, Inc. partially offset by the decreased interest associated with the line of credit in conjunction with the decrease in inventories and the repurchase of $4.9 million of the mandatorily redeemable trust preferred securities of U.S. Home & Garden Trust I.

     Income taxes. Income tax benefit was $0.6 million during the fiscal year ended June 30, 2000 compared to $1.4 million in tax expense during the comparable period in 1999, primarily due to the decrease in income from operations.

     Minority interest in loss of affiliate. Minority interest in loss of affiliate was $423,000, net of tax expense of $294,000, during the fiscal year ended June 30, 2000. Minority interest relates to U.S. Home & Garden Inc.'s partial ownership of Egarden.com Inc. Egarden.com's results are fully consolidated in the financial statements of U.S. Home & Garden Inc. included in
Part I, Item 8.

     Extraordinary gain from early extinguishment of debt. Extraordinary gain from early extinguishment of debt increased $1.2 million, net of tax expense of $878,000, during the fiscal year ended June 30, 2000 from the comparable period in 1999. We repurchased $6.3 million of the mandatorily redeemable trust preferred securities of U.S. Home & Garden Trust I. See Note 14 to the Consolidated Financial Statements included in Part I, Item 8.

     Net income. Net income decreased by $2.3 million to a net loss of $345,000 during the fiscal year ended June 30, 2000 from net income of $2.0 million during the comparable period in 1999. Diluted net income per common share decreased $.11 to a net loss of $.02 per share when compared to diluted net income per common share of $.09 during the comparable period in 1999. The decrease in net income per common share is primarily attributable to the start-up costs for Egarden.com, reduced sales due to poor weather in the fourth quarter and the discontinued Weed Wizard product in the fiscal year ended June 30, 2000 compared to the comparable period in the prior year.

Fiscal Year Ended June 30, 1999 Compared to Fiscal year Ended June 30, 1998

     Net sales. Net sales increased by $22.2 million, or 33%, to $89.3 million during the fiscal year ended June 30, 1999 from $67.1 million during the comparable period in 1998. The increase in net sales was primarily a result of the October 1998 acquisition of Ampro Industries, Inc. and internal growth of our pre-existing product lines.

     Gross profit. Gross profit increased by $8.5 million, or 23%, to $45.2 million for the fiscal year ended June 30, 1999, from $36.7 million during the comparable period in 1998. This increase was due primarily to the acquisition of Ampro Industries, Inc. Gross profit as a percentage of net sales decreased to 50.6% during the fiscal year ended June 30, 1999, from 54.7% during the comparable period in 1998. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase in sales of lower-margin products. The gross profit percent also decreased due to changes in packaging and new machinery resulting in higher and inefficient production costs. Furthermore, the gross profit percent decreased due to increased overhead resulting from the inclusion of the off peak season of the acquisitions purchased at the selling season in the fiscal year ended June 30, 1998.

     Selling and shipping expenses. Selling and shipping expenses increased $5.1 million or 35.9%, to $19.3 million during the fiscal year ended June 30, 1999 from $14.2 million during the comparable period in 1998. This increase was primarily the result of an increase in the amount of products shipped, which was a consequence of the October 1998 acquisition of Ampro Industries, Inc., the effect on the full fiscal year ended June 30, 1999 of prior acquisitions that occurred during fiscal 1998 along with an increase in sales of pre-existing product lines. Selling and shipping expenses as a percentage of net sales increased to 21.6% during the fiscal year ended June 30, 1999, from 21.2% during the comparable period in 1998. This increase was a result of reorganization expense of the sales force and increased shipping expenses.

     General and administrative expenses. General and administrative expenses increased $4.7 million or 52.8% to $13.6 million during the fiscal year ended June 30, 1999 from $8.9 million during the comparable period in 1998. This increase was primarily due to increased costs relating to acquisitions, including amortization of goodwill and the addition of certain administrative personnel as part of our efforts to build an infrastructure that we believe will be able to more readily integrate any future products or businesses that may be acquired. As a percentage of net sales, general and administrative expenses increased to 15.3% during the fiscal year ended June 30, 1999, from 13.2% during the comparable period in 1998. This is primarily due to the increased amortization of goodwill and the addition of certain administrative personnel.

     Restructuring charges. We incurred a non-recurring restructuring charge of $2.0 million during the fiscal year ended June 30, 1999. This restructuring charge results primarily from the execution of our overall integration and cost reduction strategy, including the consolidation of administrative activities and the rationalization of production and distribution facilities. See Note 16 to the Consolidated Financial Statements included in Part I, Item 8.

     Income from operations. Income from operations decreased by $3.4 million, or 24.6%, to $10.3 million during the fiscal year ended June 30, 1999 from $13.7 million during the comparable period in 1998. The decrease in income from operations in actual dollars was primarily due to the $2.0 million restructuring costs and the increase in general and administrative expenses in dollars and as a percentage of net sales during the fiscal year ended June 30, 1999. As a percentage of net sales, income from operations decreased to 11.5% for the fiscal year ended June 30, 1999 from 20.3% during the comparable period in 1998.

     Net interest expense. Net interest expense increased by $3.8 million, or 123%, to $6.9 million during the fiscal year ended June 30, 1999 from $3.1 million during the comparable period in 1998. The increase in interest expense is primarily related to the interest associated with the increase in debt as a result of financing our various acquisitions.

     Income taxes. Income taxes decreased to $1.4 million during the fiscal year ended June 30, 1999 from $3.6 million during the comparable period in 1998 primarily due to the decrease in income before income taxes which was partially offset by an increase in our effective income tax rate for the year.

     Extraordinary expense. Extraordinary expense decreased by $1.5 million from the comparable period in fiscal 1998. During 1998, we incurred a $1.5 million charge, net of a $735,000 tax benefit, associated with the write-off of deferred financing cost in conjunction with a debt refinancing.

     Net income. Net income decreased by $3.5 million, or 62.9% to $2.0 million during the fiscal year ended June 30, 1999 from $5.5 million during the comparable period in 1998. This decrease was primarily attributable to the $2.0 million restructuring costs, sales of lower margin products and the increased costs relating to acquisitions, including amortization of goodwill and the addition of certain administrative personnel. Basic net income per common share decreased $0.21 to $0.10 per share for the fiscal year ended June 30, 1999 from $0.31 per share during the comparable period in 1998. Diluted net income per common share decreased $0.15 to $0.09 per share for the fiscal year ended June 30, 1999 from $0.24 per share during the comparable period in 1998. The decrease in both basic and diluted earnings per share is primarily attributable to the decrease in net income.

Quarterly Results of Operations and Seasonality

     Our sales are seasonal due to the nature of the lawn and garden business, in parallel with the annual growing season. Our sales and shipping are most active from late December through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. Sales typically decline by early to mid-summer.

     Sales of our agricultural products, which were not material for fiscal 2000, are also seasonal. Most shipments occur during the period from March through October.

     Set forth below is certain unaudited quarterly financial information:

                                                                        Quarter Ended
                                                    (in thousands, except percentages and per share data)
                         ----------------------------------------------------------------------------------------------------------
                          September       December      March        June      September      December       March         June
                             30,            31,          31,          30,         30,            31,           31,          30,
                            1998           1998         1999         1999        1999           1999          2000         2000
                          ----------    ----------    --------    ----------   ----------    ----------    ----------   ----------

Net sales .............   $   10,768    $   15,985    $ 34,769    $   27,824   $   12,985    $   14,145    $   36,494   $   26,041
  Cost of sales .......        5,312         7,751      16,565        14,548        7,176         7,420        19,218       15,287
  Unusual item ........           --            --          --            --           --            --           928           --
                          ----------    ----------    --------    ----------   ----------    ----------    ----------   ----------

  Gross profit ........        5,456         8,234      18,204        13,276        5,809         6,725        16,348       10,754
  Selling, shipping,
  general and
  administrative
  expenses    .........        6,439         7,730       8,501        10,254        7,645         8,346         9,927        9,672
Restructuring charges .           --            --          --         1,964           --            --            --           --
                          ----------    ----------    --------    ----------   ----------    ----------    ----------   ----------
Income (loss) from
operations ............         (983)          504       9,703         1,058       (1,836)       (1,621)        6,421        1,082
Gain on sale of land ..           --            --          --            --           --            --            --          551
Investment income .....          381           116          15            18           73            59            95          133
Interest expense ......       (1,541)       (1,798)     (2,087)       (1,987)      (1,818)       (2,003)       (1,875)      (1,811)
                          ----------    ----------    --------    ----------   ----------    ----------    ----------   ----------
Income (loss) before
income taxes, minority
interest and
extraordinary gain
(expenses) ............       (2,143)       (1,178)      7,631          (911)      (3,581)       (3,565)        4,641          (45)
  Income tax benefit
  (expense)............          920           510      (3,200)          420        1,600         1,600        (2,108)        (534)
Minority interest in
earnings
of affiliate...........           --            --          --            --           --            --           259          164
Extraordinary gain
(expense), net of taxes           --            --          --            --           --            --           943          281
                          ----------    ----------    --------    ----------   ----------    ----------    ----------   ----------
Net income (loss) .....   $   (1,223)   $     (668)   $  4,431    $     (491)  $   (1,981)   $   (1,965)   $    3,735   $     (134)
                          ==========    ==========    ========    ==========   ==========    ==========    ==========   ==========
Diluted net income
(loss) per share(1) ...   $    (0.06)   $    (0.03)   $   0.19    $    (0.02)  $    (0.10)   $    (0.10)   $     0.17   $    (0.01)
                          ==========    ==========    ========    ==========   ==========    ==========    ==========   ==========
Weighted average
common and common
equivalent shares
outstanding(1).........       20,143        19,837      23,509        22,977       19,335        19,213        21,627       18,988
                          ==========    ==========    ========    ==========   ==========    ==========    ==========   ==========

Net sales .............        100.0%        100.0%      100.0%        100.0%       100.0%        100.0%        100.0%       100.0%
  Cost of sales .......         49.3%         48.5%       47.6%         52.3%        55.3%         52.5%         52.7%        58.7%
  Unusual Item ........           --            --          --            --           --            --           2.5%          --
                          ----------    ----------    --------    ----------   ----------    ----------    ----------   ----------
  Gross profit ........         50.7%         51.5%       52.4%         47.7%        44.7%         47.5%         44.8%        41.3%
  Selling, shipping,
  general and
  administrative
  expenses ............         59.8%         48.4%       24.4%         36.9%        58.9%         59.0%         27.2%        37.1%
Restructuring charges .           --            --          --           7.1%          --            --            --           --
                          ----------    ----------    --------    ----------   ----------    ----------    ----------   ----------
Income (loss) from
operations.............         (9.1%)         3.1%       27.9%          3.7%       (14.2%)       (11.5%)        17.6%         4.2%
Gain on the sale of
land...................           --            --          --            --           --            --            --          2.1%
Investment income .....          3.5%          0.7%         --           0.1%         0.6%          0.4%          0.2%         0.5%
Interest expense ......        (14.3%)       (11.2%)      (6.0%)        (7.1%)      (14.0%)       (14.1%)        (5.1%)       (7.0%)
                          ----------    ----------    --------    ----------   ----------    ----------    ----------   ----------
Income (loss) before
income taxes, minority
interest  and
extraordinary gain
(expense)..............        (19.9%)        (7.4%)      21.9%         (3.3%)      (27.6%)       (25.2%)        12.7%        (0.2%)
Income tax benefit
(expense)..............          8.5%          3.2%       (9.2%)         1.5%        12.3%         11.3%         (5.8%)       (2.0%)
Minority interest in
earnings
  of affiliate ........           --            --          --            --           --            --           0.7%         0.6%
Extraordinary gain
(expense) net of taxes            --            --          --            --           --            --           2.6%         1.1%
                          ----------    ----------    --------    ----------   ----------    ----------    ----------   ----------
Net income (loss) .....        (11.4%)        (4.2%)      12.7%         (1.8%)      (15.3%)       (13.9%)        10.2%        (0.5%)
                          ==========    ==========    ========    ==========   ==========    ==========    ==========   ==========


----------
(1) Pursuant to SFAS No. 128, dilutive income per share was calculated using the treasury stock method except for quarters reporting a net loss. Such quarters only reflect issued and outstanding shares of our common stock in the weighted average shares outstanding.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through cash generated by operations, net proceeds from our private and public sales of securities and borrowings from lending institutions.

     At June 30, 2000, we had consolidated cash and short-term investments totaling $8.9 million, of which $1.6 million is restricted, and working capital of $25.1 million. At June 30, 1999, we had consolidated cash and short-term investments totaling $3.9 million, of which $1.0 million was restricted, and working capital of $32.9 million. The principal sources of working capital during fiscal 2000 included cash flow from operations, proceeds from sale of property and equipment, proceeds from the private placement of stock in our Egarden.com subsidiary and net proceeds from our credit facility discussed below. Major uses of working capital included the purchase of equipment, purchase of findplants.com, expenditures related to the exclusivity agreements pertaining to Egarden's future business, repurchase of 749,000 shares of our common stock and payments on long-term debt.

     Net cash provided by operating activities for fiscal 2000 was $10.2 million, consisting primarily of a decrease in inventory, an increase in accounts payable and an increase in depreciation and amortization. The $4.1 million decrease in inventories was primarily caused by efficiencies in inventory management due to improved information systems. The $2.5 million increase in accounts payable and accrued expenses is primarily due to changes in the timing of certain tax-related items. The $1.1 million increase in depreciation and amortization is primarily the result of the increase in our tangible and intangible assets.

     Net cash used in investing activities for fiscal 2000 was $6.1 million, consisting primarily of cash used for the purchase of property and equipment, package tooling, and exclusivity agreements. The $4.3 million expended for equipment purchases primarily represents the start-up capital expenditures for hardware and software for the Egarden web site and the installation of the QAD enterprise software on a company-wide basis in fiscal 2000. Due to the one-time nature of these equipment purchases, we do not expect equipment expenditures to remain at this level in the future. The $1.0 million proceeds from sale of property and equipment primarily relates to the sale of 135 acres of excess land at our Bradley, Michigan facility. The $0.9 million spent for exclusivity agreements relates to expenditures made in conjunction with obtaining long-term agreements from certain hardware cooperatives to use Egarden.com on an exclusive or preferred basis. The $0.8 million for purchases of a business primarily reflects the acquisition of findplants.com.

     Net cash provided by financing activities for fiscal 2000 was $307,000, consisting primarily of the net proceeds from the lines of credit and the proceeds from the sale of stock of a subsidiary, partially offset by the repurchase of mandatorily redeemable preferred securities and common stock for treasury. We received $4.5 million in net proceeds from the sale of a 16% equity interest in Egarden.com Inc. This private placement was undertaken to provide funds for the development of Egarden.com. Due to market conditions, we were also able to repurchase Trust Preferred Securities of our subsidiary, U.S. Home & Garden Trust I, and shares of our common stock during fiscal 2000 on terms we believe were favorable to us. These purchases were partially financed with proceeds from our bank credit facility.

     On October 13, 1998, we entered into a credit agreement (the "Credit Agreement") with Bank of America N.A. (the "Bank"). The Credit Agreement provides for a revolving credit facility of up to $25 million to finance the cost of acquisitions by us (the "Acquisition Facility") and revolving credit facility of up to $20 million to finance our working capital requirements (the "Working Capital Facility"). The Acquisition Facility expires on June 30, 2001, at which time borrowings are payable on a term loan basis in quarterly installments commencing June 30, 2001, with the final installment maturing on March 31, 2004 and, unless refinanced, borrowings under the Working Capital Facility mature on September 30, 2001, the expiration date. In addition, borrowings under the Acquisition Facility are subject to mandatory prepayment from the net proceeds of certain disposition of assets, and certain losses or condemnation of property, from excess cash (as defined in the Credit Agreement) generated by us and our subsidiaries and 50% of the net proceeds of any new issuances of our capital stock after such expiration date. Mandatory prepayments by us prior to such expiration have the effect of reducing the Acquisition Facility by the prepayment amount. In addition, during a period of 30 consecutive days during the period July 1 to December 1 in each year, no borrowings can be outstanding under the Working Capital Facility. We have the right under the Credit Agreement to terminate or permanently reduce the Bank's commitments under such credit facilities in the minimum amount of $1.0 million and multiples thereof subject to the payment to the Bank of "reduction fees" of 0.5% of the amounts terminated or reduced thereafter. Borrowings under such credit facilities bear interest at variable annual rates selected by the Company based on LIBOR ("London Interbank Offered Rate"), or the higher of 0.5% above the then current Federal Funds Rate or the Bank's prime rate plus, in each case, an applicable marginal rate of interest. At June 30, 2000, the interest rate on any new borrowings for the Working Capital Facility would have been 7.98%. The interest rate on $15 million of the $17 million outstanding on the Acquisition Facility is fixed via an interest rate swap at 7.78%.

     Our obligations under the Credit Agreement are guaranteed by our subsidiaries and secured by a security interest in favor of the Bank in substantially all of our assets and substantially all of our subsidiaries. Upon the occurrence of an event of default specified in the Credit Agreement, the maturity of loans outstanding under the Credit Agreement may be accelerated by the Bank, which may also foreclose its security interest on our assets and the assets of our subsidiaries.

     Under the Credit Agreement, we and our subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on merger, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, we must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. At June 30, 2000, we were not in compliance with these financial covenants, but the Bank has waived compliance for this period. As a condition of this waiver, the Bank has changed the facility termination date for the Acquisition Facility from September 30, 2001 to June 30, 2001. Any balances outstanding at that date must be repaid in quarterly installments such that 7.5% is paid in fiscal 2001, 30.0% is paid in fiscal 2002, 32.5% is paid in fiscal 2003 and 30.0% is paid in fiscal 2004.

     Effective March 31, 2000 the Credit Agreement was amended. The principal feature of this amendment was to require us to repay the $3 million borrowed on the Acquisition Facility to finance our purchase of certain Trust Preferred Securities issued by our subsidiary, U.S. Home & Garden Trust I. We were required to repay this borrowing in $1 million installments due September 30, 2000, December 31, 2000, and June 30, 2001. We repaid $1 million in June 2000 and the remaining $2 million was repaid in July 2000.

     We believe that our operations will generate sufficient cash flow to service the debt incurred. However, if such cash flow is not sufficient to service such debt, we will be required to seek additional financing which may not be available on commercially acceptable terms or at all.

     As of June 30, 2000, we have a net deferred tax asset of $25,000 primarily relating to $1.2 million in start-up costs for Egarden.com which are being expensed for book purposes, but are capitalized for tax purposes, which is largely offset by tax accumulated depreciation and amortization in excess of the book amount. Realization of the $1.2 million deferred tax asset depends on U.S. Home & Garden Inc. maintaining its 80% ownership in Egarden. See Note 11 to our consolidated financial statements included in Part I, Item 8.

     In fiscal 1999, we authorized the repurchase from time to time of up to 2.5 million shares of our common stock through open market purchases and in privately negotiated transactions. In September 1999 we authorized the repurchase of up to $3.0 million additional shares of our common stock. Through June 30, 2000, 2,554,172 shares have been repurchased from non-affiliates in open market transactions of which 748,877 shares were purchased during fiscal 2000. Subsequent to June 30, 2000 to date, an additional 148,572 shares were repurchased from non-affiliates in open market transactions.

     In December 1999, we commenced a tender offer to purchase up to 700,000 of the outstanding 9.4% Cumulative Trust Preferred Securities issued by our subsidiary, U.S. Home & Garden Trust I, at $15.00 per Trust Preferred Security. The tender offer expired on January 14, 2000. A total of 183,281 Trust Preferred Securities were purchased by us. The repurchase of these Trust Preferred Securities resulted in a $943,000 extraordinary gain (after provision for income taxes). Since the tender offer, the Company purchased an additional 58,600 shares on the open market resulting in an additional $281,000 extraordinary gain (after provision for income taxes). Approximately 2,279,000 Trust Preferred Securities were outstanding at June 30, 2000.

     In January 2000, a private placement of 1,062,000 common shares and warrants of Egarden.com Inc. was completed. Net proceeds from this private placement totaled approximately $4.5 million and will be used to fund the start-up and development expenditures of Egarden.com. After the completion of this private placement, U.S. Home & Garden Inc. owned approximately 75% of the common stock of EGarden.com Inc. Through subsequent investment in Egarden.com Inc., U.S. Home & Garden Inc. now owns 80% of Egarden.com Inc.'s common stock.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 as amended by SFAS 137 and SFAS 138.

     In June 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation No. 44 clarifies the application of APB No. 25 for certain issues including (i) the definition of employee for purposes of applying APB No. 25, (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect a material impact on the financial statements upon the adoption of Interpretation No. 44.

     In December 1999, the Security and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999.

     In October 1999, we entered into a derivatives contract to hedge interest rate risk on the Acquisition Facility. Details of this derivative instrument are described in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk".

Inflation

     Inflation has historically not had a material effect on our operations.

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     As a result of our variable rate revolving credit line, we are exposed to the risk of rising interest rates. To minimize this risk, we hold a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings on our variable rate revolving credit agreement.

     The following table provides information on our fixed maturity debt instruments as of June 30, 2000 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by us on the portion of the debt covered by the interest rate swap.

The Acquisition Line of Credit had                $25 million
an interest rate ranging from
6.58% to 8.25% for the year ended
June 30, 2000

Interest Rate Swaps                               $15 million
Notional amount
Pay fixed/Receive variable - 6.03%
Pay fixed interest rate - 6.15%
This swap agreement expires
November 1, 2000, and the line-of-
credit borrowings effectively
revert to a variable interest rate
loan

     Item 8. Financial Statements and Supplementary Data.

     This information appears in a separate section of this report following
Part IV.


     Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

     Not applicable.


Part III

     Item 10. Directors and Executive Officers of the Registrant.

     Our current directors and executive officers are as follows:

Name                             Age           Position
----                             ---           --------

Robert Kassel(1)                 60            Chairman of the Board, Chief
                                               Executive Officer, President and
                                               Treasurer

Richard Raleigh(2)               46            Chief Operating Officer and
                                               Director

Maureen Kassel                   52            Vice President of Public
                                               Relations and Advertising,
                                               Secretary and Director

Fred Heiden(1)(2)                59            Director

Brad Holsworth(2)                40            Director

Jon Schulberg(1)(2)              42            Director


-------------------
(1)  Member, Compensation Committee
(2)  Member, Audit Committee


Robert Kassel co-founded U.S. Home & Garden Inc. and has been its Chairman of the Board, Chief Executive Officer, President and Treasurer since October 1990. From 1985 to August 1991, he was a consultant to Comtel Communications, Inc., a company specializing in the installation and operation of telephone systems in hotels. From 1985 to 1990, Mr. Kassel was also a real estate developer in Long Island, New York and Santa Barbara, California. From 1965 to 1985, he was a practicing attorney in New York City, specializing in corporate and securities law.

Richard Raleigh has been a Director of U.S. Home & Garden Inc. since March 1993, Chief Operating Officer of U.S. Home & Garden Inc. since June 1992 and served as its Executive Vice President-Operations from December 1991 to June 1992. Prior to joining U.S. Home & Garden Inc., Mr. Raleigh was a free-lance marketing consultant to the lawn and garden industry from January 1991 to December 1991. From April 1988 to January 1991, he was Director of Marketing, Lawn and Garden of Monsanto Agricultural Co. From December 1986 to April 1988 he was Vice President of Sales and Marketing of The Andersons, a company engaged in the sale of consumer and professional lawn and garden products. From November 1978 to December 1986, he held a variety of positions at The Andersons, including Operations Manager and New Products Development Manager.

Maureen Kassel, the wife of Robert Kassel, co-founded U.S. Home & Garden Inc. and has been its Vice President of Public Relations and Advertising and a director since November 1990 and Secretary since February 1992. Prior to this she has assisted in the general administration and operation of real estate and other businesses.

Fred Heiden, a director of U.S. Home & Garden Inc. since March 1993, has been a private investor since November 1989. From April 1984 to November 1989, Mr. Heiden was President and Principal owner of Bonair Construction, a Florida based home improvement construction company.

Brad Holsworth has been a director of U.S. Home & Garden Inc. since July 2000. He has been employed by Prescient Capital LLC, a money manager and venture capital firm, as Chief Financial Officer since April 2000. From April 1999 to April 2000 he was employed by Banc of America Securities, as a Principal, Accounting and Finance. He was employed by the accounting firm, BDO Seidman, LLP from July 1982 to April 1999 and had been a partner of BDO Seidman, LLP since July 1995.

Jon Schulberg, a director of U.S. Home & Garden Inc. since March 1993, has been employed as President of Schulberg MediaWorks, a company engaged in the independent production of television programs and television advertising since January 1992. From January 1989 to January 1992, he was a producer for Guthy-Renker Corporation, a television production company. From September 1987 to January 1989 he was Director of Development for Eric Jones Productions.

Certain Key Employees

Donald Rutishauser, 43, has been Chief Financial Officer since his employment with U.S. Home & Garden Inc. in November 1999. From 1997 to 1999, he was Vice President, Corporate Development of Miller Energy, Inc., a private oil and gas exploration and production company. From 1992 to 1997, Mr. Rutishauser was Vice President and Treasurer of Belden and Blake Corporation, a public oil and gas exploration and production company. From 1980 to 1992, he held a variety of financial management positions at Belden and Blake, W.R. Grace and Company, and Texas Instruments, Inc.

Richard Grandy, 54, has been President of Easy Gardener since July 1997 and served as its Vice President from the date of our acquisition of Easy Gardener, Inc. in September 1994 until July 1997. Mr. Grandy co-founded Easy Gardener, Inc. in 1983 after serving as Marketing Director at International Spike, Inc. from 1977 through 1983. From 1968 through 1977, Mr. Grandy was a sales representative of lawn and garden products for the Ortho Division of Chevron Chemical Co.

David Harper, 48, has been Chief Operating Officer of Egarden.com Inc. since June 2000, was a Vice President of U.S. Home & Garden Inc. from May 1999 to June 2000 and has been employed by us since May 1998. From 1995 to May 1998 he was an independent consultant within the lawn and garden industry where his clients included selected manufacturers, distributors, retailers and industry associations. From 1975 to 1994, he was employed by Monsanto in a variety of positions of increasing responsibility. From 1988 to 1994, Mr. Harper headed Monsanto's efforts to introduce its Roundup product line and the creation of its Solaris division with Monsanto's acquisition of Ortho Consumer Products in 1993.

Sheila Jones, 45, has been Vice President of Easy Gardener since July 1997 and has also served as its General Manager from September 1994. Prior to our acquisition of Easy Gardener, Inc., Ms. Jones was employed by Easy Gardener, Inc. from its inception in September 1983 to September 1994, where she advanced to the positions of Vice President and General Manager. From April 1977 to September, 1983, she was employed by International Spike, Inc., where she held various project management positions.

Paul Logue, 44, has been Key Accounts Manager of Easy Gardener since our acquisition of Easy Gardener, Inc. in September 1994. Prior to joining us, Mr. Logue was employed by Easy Gardener, Inc. from September 1989 to September 1994, where he advanced from the position of Northeastern Regional Sales Manager to National Sales Manager. From March 1988 to September 1989, he was Regional Sales Manager for Hoffman Brand Fertilizers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires that officers and directors, and persons who beneficially own more than 10 percent of a registered class of the equity securities of U.S. Home & Garden Inc., file certain reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file.

     Based solely on our review of the copies of such forms received by us, or representations obtained from certain reporting persons, we believe that during the year ended June 30, 2000 all filing requirements applicable to the officers, directors, and greater than 10 percent beneficial stockholders of U.S. Home & Garden Inc. were complied with except that Robert and Maureen Kassel did not timely file a Form 4 with respect to the exercise by Robert Kassel in July 1999 of certain unit purchase options previously granted to Mr. Kassel that had been placed in our Non-Qualified Deferred Compensation Plan for Select Employees.

     Item 11. Executive Compensation.

     The following table discloses the compensation awarded by U.S. Home & Garden Inc., for the three fiscal years ended June 30, 2000, 1999 and 1998, to Mr. Robert Kassel, its Chairman, Chief Executive Officer, President and Treasurer, Mr. Richard J. Raleigh, its Chief Operating Officer, and Ms. Lynda Gustafson, its former Vice President of Finance (together, the "Named Officers"). During the fiscal year ended June 30, 2000, no other executive officer of U.S. Home & Garden Inc. received a total salary and bonus that exceeded $100,000 during such fiscal year.

                                                Summary Compensation Table

                                                        Annual Compensation        Long-Term
                                                        -------------------        Compensation
                                                                                   ------------
Name and Principal Position                                                        Securities
---------------------------                                                        Underlying            All Other
                                               Year   Salary ($)   Bonus ($)       Options (#)           Compensation(1)
                                               ----   ----------   ---------       ---------------       ---------------
Robert Kassel,                                 2000   477,000(2)   320,000(2)        500,000 (3)         $6,383
Chairman, Chief Executive Officer,             1999   450,000      114,000           641,333 (4)         $6,169
 President and Treasurer                       1998   450,000      281,667           468,000 (5)         $7,523

Richard Raleigh, Chief Operating Officer       2000   250,000      125,000           225,000 (6)         $12,623
                                               1999   250,000       96,000           137,500 (7)(8)      $12,169
                                               1998   225,000      115,000           132,500 (7)          $9,203


Lynda Gustafson, Vice President of Finance*    2000   147,000       60,000            50,000             $ 4,763
                                               1999   148,000       60,000                 --            $12,169
                                               1998   125,000       45,000            50,000(9)          $11,273


----------
     (1) Represents our contributions to the Named Officers 401(k) account. Excludes certain perquisites that did not exceed the lesser of $50,000 or 10% of their combined bonus and salary.

     (2) Included in Mr. Kassel's salary is $46,800 of non-cash compensation attributable to his receipt of shares of common stock of Egarden.com Inc. Mr. Kassel's bonus of $320,000 primarily reflects work performed by him in connection with Egarden.com Inc. and its initial capitalization, securing e-commerce agreements with certain of the nations largest hardware cooperatives and obtaining vendor arrangements.


     (3) Includes 200,000 options that were originally granted to Mr. Kassel in prior fiscal years, the expiration dates of which were extended in fiscal 2000.

     (4) Includes 341,333 options that were originally granted to Mr. Kassel in prior fiscal years, the expiration dates of which were extended in fiscal 1999. Also includes options to purchase 300,000 shares that were granted to Mr. Kassel in December 1998, and voluntarily forfeited by him during the fiscal year ended June 30, 1999.

     (5) Includes 80,000 options that were originally granted to Mr. Kassel in 1993, the expiration dates of which were extended during fiscal 1998.

     (6) Includes 100,000 options that were originally granted to Mr. Raleigh in prior fiscal years, the expiration dates of which were extended in fiscal 2000.

----------
     *    Ms. Gustafson's employment with us ceased in August 2000.

     (7) Includes 12,500 options that were originally granted to Mr. Raleigh in 1992, the expiration date of which was extended during fiscal 1998 and further extended during fiscal 1999.

     (8) Includes options to purchase 125,000 shares granted to Mr. Raleigh in December 1998 and voluntarily forfeited by him during the fiscal year ended June 30, 1999.

     (9) Ms. Gustafson's fiscal 1998 option grant covering 50,000 shares has been voluntarily forfeited by her during fiscal 2000.

     The following table discloses information concerning options granted in fiscal 2000 to the Named Officers.

                Option Grants in Fiscal Year Ended June 30, 2000

                                              Individual Grants
                      -------------------------------------------------------------------------


                               Number of        Percent of Total
                               Securities       Options Granted to                           Potential Realizable
                               Underlying       Employees in                                 Value at Assumed
                               Options          Fiscal Year (%)    Exercise                  Annual Rates of Stock
                               Granted          --------------     Price       Expiration    Price Appreciation for
Name                           (#)(1)                              ($/Sh)      Date          Option ($) (2)
----                           -------                             -----       ----------    ----------------------
                                                                                                  5%            10%
                                                                                                ----           ----
Robert Kassel                  300,000               23.6          2.125       11/29/09      400,920      1,016,011
                               200,000(3)            15.7          2.0625        6/1/05      113,966        251,835


Richard Raleigh                125,000                9.8          2.125       11/29/09      167,050        423,338
                               100,000(3)             7.9          2.0625        6/1/05       56,914        125,918


Lynda Gustafson                 50,000                3.9         2.5625         1/4/05       35,399         78,222

----------
     (1) All of such options were initially exercisable in full from the date of grant except for the options granted to Ms. Gustafson which vested 40% on the grant date and the balance on June 1, 2000.

     (2) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming our common stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of options providing for termination of the option following termination of employment or nontransferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the common stock, there can be no assurance that the amounts reflected in this table will be achieved.

     (3) Reflects extension of expiration date of options that were originally granted on June 1, 1995. The potential realizable value for these options has been calculated using the five-year extended term.

     The following table sets forth information concerning options exercised by the Named Officers during the fiscal year ended June 30, 2000, and the number of options owned by the Named Officers and the value of any in-the-money unexercised options as of June 30, 2000:

                           Aggregated Option Exercises
                        And Fiscal Year-End Option Values
                        ---------------------------------


                                                                        Number of
                                                                       Securities                             Value of
                                                                       Underlying                            Unexercised
                          Shares                                       Unexercised                          In-the-Money
                        Acquired on          Value                     Options at                            Options at
                        Exercise(#)       Realized ($)                June 30, 2000                       June 30, 2000(1)
                        -----------       ------------                -------------                       ----------------

                                                             Exercisable        Unexercisable       Exercisable      Unexercisable
                                                             -----------        -------------       -----------      -------------
Name

Robert Kassel            54,772(2)               (2)           1,930,133            299,200         $1,829,727         $ 466,752

Richard Raleigh                 --                --             751,911             10,000         $  745,781         $  15,600

Lynda Gustafson                 --                --              66,000                 --         $   53,540                --

---------------
(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the common stock exceeds the option exercise price. The last sale price (the fair market value) of the common stock on June 30, 2000 was $3.25 per share.

(2) In July 1999 unit purchase options to acquire 263,160 shares of common stock and 263,160 common stock purchase warrants were exercised by Mr. Kassel pursuant to the terms of our Non-Qualified Deferred Compensation Plan for Select Employees. A total of 54,772 shares of common stock owned by Mr. Kassel were surrendered to us in payment of the exercise price of the options exercised and in return 54,772 of the shares underlying the options were issued to Mr. Kassel. No value was realized on the issuance of the new 54,772 shares as for tax purposes these shares assume the same basis as the shares surrendered by Mr. Kassel. The issuance to Mr. Kassel of the remaining 208,388 shares and 263,160 common stock warrants underlying the unit purchase option have been deferred pursuant to an election made by Mr. Kassel under our Non-Qualified Deferred Compensation Plan for Select Employees.

Employment Agreements of Executive Officers

     We have entered into employment agreements with Messrs. Kassel and Raleigh, each dated as of April 1, 1996. Mr. Kassel currently serves as Chief Executive Officer and President of U.S. Home & Garden Inc. for a term expiring on March 31, 2001, subject to automatic renewal unless terminated. His current annual salary is $450,000, and is subject to such bonuses and increases as are approved at the discretion of the Board of Directors. Mr. Raleigh currently serves as our Chief Operating Officer of U.S. Home & Garden Inc. for a term expiring on March 31, 2001 subject to automatic renewal unless terminated. Mr. Raleigh's current annual salary is $250,000, and is subject to such bonuses and increases as are approved at the discretion of the Board of Directors. Each of the employment agreements requires that substantially all of the employee's business time be devoted to us and that the employee not compete, or engage in a business competitive with, our current or anticipated business for the term of the agreement and for two years thereafter (although they each may own not more than 5% of the securities of any publicly traded competitive company). Each of Mr. Kassel and Mr. Raleigh is, in addition to salary, entitled to certain fringe benefits, including the use of an automobile and payment of related expenses.

     Mr. Kassel's agreement also provides that if his employment is terminated under certain circumstances, including termination of Mr. Kassel's employment upon a change of control of U.S. Home & Garden Inc, (as defined in the agreement) a failure by U.S. Home & Garden Inc. to comply with its obligations under the agreement, the failure of U.S. Home & Garden Inc. to obtain the assumption of the agreement by any successor corporation, or a change in Mr. Kassel's duties and obligations from those contemplated by the agreement, and termination by U.S. Home & Garden Inc. of Mr. Kassel's employment other than for disability or cause, he will be entitled to receive severance pay equal to the greater of (i) $350,000 ($3,500,000 in the event of a change of control) or

(ii) the total compensation earned by Mr. Kassel from the Company during the one-year period (multiplied by ten in the event of a change of control) prior to the date of his termination.

     Mr. Raleigh's employment agreement also provides that if his employment is terminated under certain circumstances, including termination of Mr. Raleigh's employment upon a change of control of U.S. Home & Garden Inc., (as defined in the agreement) a failure by U.S. Home & Garden Inc. to comply with its obligations under the agreement, the failure of U.S. Home & Garden Inc. to obtain the assumption of the agreement by any successor corporation, or a change in Mr. Raleigh's duties and obligations from those contemplated by the agreement, and termination by U.S. Home & Garden Inc. of Mr. Raleigh's employment other than for disability or cause, he will be entitled to receive severance pay equal to the greater of (i) $162,500 ($812,500 in the event of a change of control) or (ii) the total compensation earned by Mr. Raleigh from U.S. Home & Garden Inc. during the one-year period (multiplied by five in the event of a change of control) prior to the date of his termination.

Committees of the Board of Directors

     U.S. Home & Garden Inc. has established an Audit Committee which is comprised of Messrs. Raleigh, Heiden, Holsworth and Schulberg. The Audit Committee, among other things, makes recommendations to the Board of Directors with respect to the engagement of U.S. Home & Garden Inc.'s independent certified public accountants and the review of the scope and effect of the audit engagement. We have also established a Compensation Committee which is comprised of Messrs. Kassel, Heiden and Schulberg. The Compensation Committee, among other things, makes recommendations to the Board of Directors with respect to the compensation of the executive officers of U.S. Home & Garden Inc. We maintain a Stock Option Committee comprised of Messrs. Schulberg and Heiden, which determines the persons to whom options should be granted under the 1995 and 1997 Stock Option Plans and the number and other terms of options to be granted to each person under such plans.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Compensation Committee of U.S. Home & Garden Inc.'s Board of Directors consists of Messrs. Kassel, Heiden and Schulberg. During the fiscal year ended June 30, 2000, none of our executive officers served on the Board of Directors or the compensation committee of any other entity, any of whose officers served on the Board of Directors or Compensation Committee of U.S. Home & Garden Inc.

Stock Option Plans

     In September 1991, we adopted a stock option plan (the "1991 Plan") pursuant to which 700,000 shares of Common Stock have been reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options ("NQO's"). ISOs may be granted under the 1991 Plan to our employees and officers. NQO's may be granted to consultants, directors (whether or not they are employees), and to our employees or officers.

     The purpose of the 1991 Plan is to encourage stock ownership by certain of our directors, officers and employees and certain other persons instrumental to our success and give them a greater personal interest in our success. The 1991 Plan is administered by the Board of Directors. The Board, within the limitations of the 1991 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights in U.S. Home & Garden Inc. are to be imposed on shares subject to options.

     ISOs granted under the 1991 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of U.S. Home & Garden Inc.). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all of our stock option plans and those of any related corporation) may not exceed $100,000. NQO's granted under the 1991 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Options granted under the 1991 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of our voting stock).

     We have adopted, a Non-Employee Director Stock Option Plan (the "Director Plan"). Only non-employee directors of U.S. Home & Garden Inc. are eligible to receive grants under the Director Plan. The Director Plan provides that eligible directors automatically receive a grant of options to purchase 5,000 shares of common stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, of 5,000 options at fair market value. Options to purchase an aggregate of up to 100,000 shares of Common Stock are available for automatic grants under the Director Plan.

     We have adopted a 1995 Stock Option Plan ("1995 Plan") which provides for grants of options to purchase up to 1,500,000 shares of common stock. The Board of Directors or the Stock Option Committee (the "Committee"), as the case may be, will have discretion to determine the number of shares subject to each NQO (subject to the number of shares available for grant under the 1995 Plan and other limitations on grant set forth in the 1995 Plan), the exercise price thereof (provided such price is not less than the par value of the underlying shares of Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are also employed by us will be eligible to be granted ISOs or NQOs under such plan. The Board or Committee, as the case may be, also has discretion to determine the number of shares subject to each ISO, the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest in any calendar year is limited by the same Code provisions applicable to ISOs granted under the 1991 Plan.

     We have adopted a 1997 Stock Option Plan ("1997 Plan") which provides for grants of options to purchase up to 1,500,000 shares of Common Stock. The Board of Directors or the Committee of the 1997 Plan, as the case may be, will have discretion to determine the number of shares subject to each NQO (subject to the number of shares available for grant under the 1997 Plan and other limitations on grant set forth in the 1997 Plan), the exercise price thereof (provided such price is not less than the par value of the underlying shares of Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are also our employees will be eligible to be granted ISOs or NQOs under such plan. The Board or Committee, as the case may be, also has discretion to determine the number of shares subject to each ISO, the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest in any calendar year is limited by the same Code provisions applicable to ISOs granted under the 1991 Plan.

     We have also adopted a 1999 Stock Option Plan ("1999 Plan") which provides for grants of options to purchase up to 900,000 shares of common stock. The Board of Directors or the Committee of the 1999 Plan, as the case may be, will have discretion to determine the number of shares subject to each NQO (subject to the number of shares available for grant under the 1999 Plan and other limitations on grant set forth in the 1999 Plan), the exercise price thereof (provided such price is not less than the fair market value of the underlying shares of Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are also our employees will be eligible to be granted ISOs or NQOs under such plan. The Board or Committee, as the case may be, also has discretion to determine the number of shares subject to each ISO, the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest in any calendar year is limited by the same Code provisions applicable to ISOs granted under the 1991 Plan.

     We have adopted the Non-Qualified Deferred Compensation Plan for Select Employees of U.S. Home & Garden Inc. ("Deferred Plan") and have amended our stock option plans, as well as certain option agreements which we had with Robert Kassel. Under the Deferred Plan and such amended stock option plans and agreements, the Board of Directors or its committee which administers the relevant stock option may grant permission to optionees to exercise their options with shares of U.S. Home & Garden Inc.'s common stock in which they have a holding period, for income tax purposes, of a least six months and defer the receipt of a portion of the shares subject to the option so exercised. The optionee has the right to designate the time or times of receipt of those shares pursuant to the Deferred Plan. The Deferred Plan does contain provisions for earlier issuance of those deferred shares on death, disability and other termination of employment (e.g., on a change of control of U.S. Home & Garden Inc.).

     We have from time to time has also granted non-plan options to certain officers, employees and consultants.

     Our subsidiary, Egarden.Com Inc. has adopted a stock option purchase plan providing for the grant of options to purchase up to 500,000 shares of its common stock.

Director Compensation

     During the fiscal year ended June 30, 2000 each of our two non-employee directors who served as directors during that fiscal year, Messrs. Heiden and Schulberg, received $5,000 for serving on our Board of Directors.

     Item 12. Security Ownership of Certain Beneficial Owners and Management.


VOTING SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information at September 15, 2000, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by us to be the owner of more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each Named Officer, and (iv) all executive officers and directors of U.S. Home & Garden Inc. as a group.

                                   Amount and
                                   Nature of
                                   Beneficial                    Percentage
Name of Beneficial Owner           Ownership(1)(2)               of Class
------------------------           ---------------               --------

Maureen Kassel                       427,050(3)                      2.2

Robert Kassel                      4,539,524(4)(5)                  21.5

Richard Raleigh                      751,911(6)                      3.8

Lynda Gustafson                       66,000(7)                        *

Fred Heiden                           10,258(8)                        *

Brad Holsworth                            --                        --

Jon Schulberg                         10,258(8)                        *

Richard Grandy                     1,089,396(9)                      5.7

All executive officers
  and directors as a
  group (six persons)              5,514,951(3)(4)(5)               25.0
                                            (6)(8)(10)
-----------------
*less than 1%

--------------------------------------------------------------------------------
(1) Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from September 15, 2000 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from September 15, 2000 have been exercised.

(3) Includes exercisable options and warrants issued to Ms. Kassel to purchase an aggregate of 203,000 shares of common stock.

(4) Of such shares, (i) 224,050 are owned of record by Maureen Kassel; however, because Ms. Kassel has appointed her husband as her proxy and attorney-in-fact to vote all 224,050 of the shares owned of record by her, Robert Kassel may also be deemed to have beneficial ownership of such shares; (ii) an aggregate of 914,396 shares are owned of record by each of Messrs. Joseph Owens and Richard Grandy, who have entered into a voting trust agreement providing Mr. Kassel with the right to vote the shares until September 1, 2001. The address of Mr. Kassel is c/o U.S. Home & Garden Inc.

(5) Includes 2,203,294 shares of common stock issuable to Mr. Kassel upon exercise of options and warrants and 208,388 shares whose issuance to Mr. Kassel has been deferred pursuant to the terms of our Non-Qualified Deferred Compensation Plan for Select Employees.

(6) Represents shares of common stock issuable to Mr. Raleigh upon exercise of options.

(7) Represents shares of common stock issuable upon exercise of options granted to Ms. Gustafson. Ms. Gustafson's employment with U.S. Home & Garden Inc. ceased in August 2000.

(8)  Includes 10,000 shares issuable upon exercise of options.

(9) Includes 150,000 shares of common stock issuable upon exercise of options. The address of Mr. Grandy is c/o U.S. Home & Garden Inc.

(10) Excludes shares beneficially owned by Lynda Gustafson.


     Item 13. Certain Relationships and Related Transactions

     From time to time Messrs. Kassel and Raleigh have borrowed monies from U.S. Home & Garden Inc. During fiscal 2000, the highest amount owed to U.S. Home & Garden Inc. by Messrs. Kassel and Raleigh were $603,264 and $207,225, respectively. After deducting principal payments made to date, the principal balance of such loans at September 15, 2000 were approximately $484,918 and $151,382, respectively. The loans bear interest at 7% per annum and mature on June 30, 2002. Messrs. Kassel and Raleigh will make annual payments of interest on the outstanding principal balance of their loans through the maturity date. In addition, payments of principal will be made during next year and on maturity of the loans as follows: As to Mr. Kassel, $150,000 and the balance of approximately $334,918, respectively. As to Mr. Raleigh, $50,000 and the balance of approximately $101,382, respectively.

     During fiscal 2000 we purchased from Mr. Kassel and Mr. Raleigh, at market, an aggregate of $289,250 and $105,750 respectively of Trust Preferred Securities of our subsidiary U.S. Home & Garden Trust I.

     In connection with services rendered to it during fiscal 2000, our Egarden.Com Inc. subsidiary issued to certain of our officers shares of its common stock as follows: 450,000 shares to Robert Kassel and 35,000 shares to Richard Raleigh.

Part IV.

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Exhibits

Exhibit No.

3.1   Certificate of Incorporation, as amended.*

3.2 By-laws of the registrant, incorporated by reference to Exhibit 3(b) of the registrant's Registration Statement on Form S-1 (Registration No. 33-45428).

4.1 Form of certificate evidencing Common Stock, $.001 par value, of the registrant, incorporated by reference to Exhibit 4.1 of the registrant's Registration Statement on Form S-1 (Registration No. 333-38483).

4.2 Rights Agreement dated as of October 1, 1998 between the registrant and Continental Stock Transfer & Trust Company, incorporated by reference to
      Exhibit 4.1 filed with the registrant's Current Report on Form 8-K for the event dated October 1, 1998.

9.1 Voting Agreement among Joseph A. Owens, II, the registrant, and Robert Kassel.+

9.2   Voting Agreement among Richard M. Grandy, the registrant and Robert
      Kassel.+

10.1  Employment Agreement of Robert Kassel.++ #

10.2  Employment Agreement of Richard Raleigh.++ #

10.3  Employment Agreement of Richard Grandy, incorporated by reference to
      Exhibit 10.4 filed with the registrant's Form 10-K for the fiscal year ended June 30, 1998.

10.4 1991 Stock Option Plan, incorporated by reference to Exhibit 10.5 of the registrant's Registration Statement on Form S-1 (Registration No. 33-45428).#

10.5  1995 Stock Option Plan, as amended.*** #

10.6  Non-Employee Director Stock Option Plan.* #

10.7  1997 Stock Option Plan, as amended. *** #

10.8 Lease with respect to the registrant's executive offices, incorporated by reference to Exhibit 10.14 of the registrant's Form 10-KSB for the fiscal year ended June 30, 1992.

10.9 February 8, 1995 modification to lease with respect to the registrant's executive offices.*

10.10 May 6, 1997 modification to lease with respect to the registrant's executive offices. +++

10.11 1999 Stock Option Plan (incorporated by reference to Exhibit A filed with the registrant's Proxy Statement dated May 14, 1999 filed on Schedule
      14A).#

10.12 Lease and lease extension agreements between Crawford-Austin Mfg. Co. and Easy Gardener.*

10.13 Lease with respect to Weatherly's warehouse facility in Paris, Kentucky.+++

10.14 Purchase Agreement, dated as of August 9, 1996, by and among the registrant, Easy Gardener, Weatherly and the Weatherly Stockholders (incorporated by reference to Exhibit 10.1 filed with the registrant's Form 8-K for the event dated August 9, 1996).

10.15 Lease Extension, dated October 16, 1997, between Easy Gardener and Crawford-Austin Mfg. Co. (incorporated by reference to Exhibit 10.22 filed with the registrant's Registration Statement on Form S-1, No. 333-38483).

10.16 Assets Purchase Agreement dated as of February 25, 1998 by and among the registrant, Weed Wizard, Weed Wizard, Inc and the Weed Wizard stockholders (incorporated by reference to Exhibit 10.1 filed with the registrant's Form 8-K for the event dated February 26, 1998).

10.17 Assets Purchase Agreement dated as of March 20, 1998 by and among Easy Gardener, Inc., Landmaster Products, Inc., Wayne Murray and Quincy McMillian.++++

10.18 Commercial Building Lease, dated June 12, 1998 between Easy Gardener, Inc. and Norman Adams, James Anderson, Donald Bryan and Pamela Butler, incorporated by reference to Exhibit 10.24 filed with the registrant's Annual Report on Form 10-K for the fiscal year edned June 30, 1998.

10.19 Form of Indenture between the registrant and Wilmington Delaware Subordinated Trust, as trustee.++++

10.20 Stock Purchase Agreement dated October 15, 1998 between U.S. Home & Garden Inc. and certain selling stockholders of Ampro (incorporated by reference to Exhibit 2.1 filed with the registrant's Current Report on Form 8-K for the event dated October 15, 1998)

10.21 Deferred Compensation Plan for Select Employees *** #

10.22 Credit Agreement dated as of October 13, 1998 between the registrant and Bank of America, incorporated by reference to Exhibit 10.1 filed with the registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

10.23 Fourth Amendment dated March 31, 2000 to the Credit Agreement dated October 13, 1998 between U.S. Home & Garden Inc. and Bank of America N.A., Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly report on Form 10-Q for the Quarter ended March 31, 2000

10.24 Third Amendment dated December 17, 1999 to the Credit Agreement dated October 13, 1998 between U.S. Home & Garden Inc. and Bank of America, N.A. (incorporated by reference to Exhibit (b)(4) to Amendment No. 1 to the registrant's Schedule 13E-4 dated January 25, 2000.)

21    Subsidiaries.

23    Consent of BDO Seidman, LLP.

27    Financial Data Schedule (for SEC use only).

-------------
*  Incorporated   by  reference  to  the  comparable   exhibit  filed  with  the
registrant's Form 10-KSB for the fiscal year ended June 30, 1995.

** Incorporated by reference to the exhibit filed under the same number in the registrant's Registration Statement on Form SB-2 (file no. 33-61984).

*** Incorporated by reference to the applicable exhibit filed with the registrant's Form 10-K for the fiscal year ended June 30, 1999.

#Denotes management compensatory contract or plan or arrangement.

+ Incorporated by reference to the exhibit contained in the Current Report on form 8-K filed by the registrant for the event dated September 1, 1994.

++ Incorporated by reference to the applicable exhibit contained in the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

+++ Incorporated by reference to the exhibit filed with the registrant's Form 10-K for the fiscal year ended June 30, 1997.

++++ Incorporated by reference to the exhibit filed with the registrant's Registration Statement on Form S-1 (File No. 333-48519).


     (b) Report on Form 8-K. No reports on Form 8-K were filed by the registrant during its fiscal quarter ended June 30, 2000. 8-K.

                    U.S. Home & Garden Inc. and Subsidiaries


                                                    Contents



Report of Independent Certified Public Accountants                           F-2

Consolidated Financial Statements
       Consolidated balance sheets as of June 30, 1999 and 2000 F-3 and F-4 Consolidated statements of operations for the years ended
         June 30, 1998, 1999 and 2000                                        F-5
       Consolidated statements of stockholders' equity for the years
         ended June 30, 1998, 1999 and 2000                                  F-6

       Consolidated statements of cash flows for the years ended
         June 30, 1998, 1999 and 2000                                F-7 and F-8
       Summary of accounting policies                                 F-9 - F-13
       Notes to consolidated financial statements                    F-14 - F-39

Consolidated Financial Statement Schedule
       Schedule II-Valuation and Qualifying Accounts                        F-40


 Note:    All  other  schedules  have been  omitted  since the
          required    information    is   contained   in   the
          Consolidated Financial Statements or because such schedules are not required.

Report of Independent Certified Public Accountants




Board of Directors
U.S. Home & Garden Inc. and Subsidiaries
San Francisco, California

We have audited the accompanying consolidated balance sheets of U.S. Home & Garden Inc. and Subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. We have also audited
Schedule II - Valuation and Qualifying Accounts (the Schedule). These financial statements and the Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home & Garden Inc. and Subsidiaries at June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles.

Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Kalamazoo, Michigan
September 6, 2000

                    U.S. Home & Garden Inc. and Subsidiaries


                                 Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------------------


June 30,                                                                                     1999                 2000
-------------------------------------------------------------------------------------------------------------------------

Assets (Notes 1 and 6)

Current:
     Cash and cash equivalents                                                  $       2,936,000    $       7,338,000
     Restricted cash (Note 17)                                                          1,000,000            1,582,000
     Accounts receivable, less allowance for doubtful accounts
       and sales returns of $991,000 and $575,000 (Note 2)                             20,242,000           19,972,000
     Inventories (Note 3)                                                              16,986,000           12,843,000
     Prepaid expenses and other current assets                                          1,137,000              606,000
     Refundable income taxes                                                              799,000                    -
     Deferred tax asset (Note 11)                                                         500,000              210,000
-------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                   43,600,000           42,551,000

Property and Equipment, net (Note 4)                                                   11,634,000           13,622,000

Intangible Assets:
     Excess of cost over net assets acquired, net (Note 5)                             75,485,000           73,395,000
     Deferred financing costs, net of accumulated amortization of
       $21,000 and $167,000                                                             3,524,000            3,093,000
     Product rights, patents and trademarks, net of accumulated
       amortization of $93,000 and $271,000                                               571,000              555,000
     Non-compete agreements, net of accumulated amortization of
       $48,000 and $77,000                                                              1,433,000            1,404,000
     Package tooling costs, net of accumulated amortization of
       $247,000 and $533,000                                                            1,096,000            1,359,000
     Exclusivity agreements, net of accumulated amortization of
       $62,000                                                                                 --            1,398,000

Officer Receivables (Note 8)                                                              725,000              655,000

Other Assets                                                                              195,000              513,000
-------------------------------------------------------------------------------------------------------------------------

                                                                                $     138,263,000    $     138,545,000
-------------------------------------------------------------------------------------------------------------------------

          See accompanying summary of accounting policies and notes to consolidated financial statements.
                                                                             F-3

                    U.S. Home & Garden Inc. and Subsidiaries


                                 Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------------------

June 30,                                                                                    1999                   2000
-------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current:
     Current portion of acquisition line-of-credit (Note 6)                   $               --     $        3,125,000
     Accounts payable                                                                  4,432,000              6,187,000
     Income taxes payable                                                                     --              2,413,000
     Accrued expenses                                                                  2,565,000              2,260,000
     Accrued commissions                                                               1,682,000              1,296,000
     Accrued co-op advertising                                                         1,499,000              1,143,000
     Accrued rebates                                                                     548,000              1,075,000
-------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                             10,726,000             17,499,000

Acquisition Line-of-Credit, less current portion (Note 6)                             15,500,000             13,875,000

Deferred Tax Liability (Note 11)                                                       1,600,000                185,000

Other Long Term Liabilities                                                              703,000                792,000

Company Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiary Trust Holding Solely Junior
   Subordinated Debentures (Notes 7 and 14)                                           63,250,000             56,980,000
-------------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                     91,779,000             89,331,000
-------------------------------------------------------------------------------------------------------------------------

Minority Interest in Equity of Affiliate                                                      --              4,111,000
-------------------------------------------------------------------------------------------------------------------------

Commitments and Contingency (Notes 1, 2, 9, 10, 17 and 20)

Stockholders' Equity (Note 10):
     Preferred stock, 1,000,000 shares authorized and unissued                                --                     --
     Common stock, $.001 par value-shares authorized, 75,000,000;
       21,219,000 and 21,751,000 shares issued at June 30, 1999 and 2000                  21,000                 22,000
     Additional paid-in capital                                                       50,542,000             51,410,000
     Retained earnings                                                                 4,703,000              4,358,000
-------------------------------------------------------------------------------------------------------------------------

                                                                                      55,266,000             55,790,000

Less: Treasury stock, 1,805,000 and 2,554,000 shares at cost                          (8,782,000)           (10,687,000)
-------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                            46,484,000             45,103,000
-------------------------------------------------------------------------------------------------------------------------

                                                                              $      138,263,000     $      138,545,000
-------------------------------------------------------------------------------------------------------------------------

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                    U.S. Home & Garden Inc. and Subsidiaries


                       Consolidated Statements of Operations


-----------------------------------------------------------------------------------------------------------------------

Year ended June 30,                                                            1998             1999             2000
-----------------------------------------------------------------------------------------------------------------------

Net Sales (Note 2)                                                   $   67,149,000   $   89,346,000   $   89,665,000

Cost of Sales (Note 2)                                                   30,431,000       44,176,000       49,101,000

Unusual Item (Note 18)                                                           --               --          928,000
-----------------------------------------------------------------------------------------------------------------------

Gross Profit                                                             36,718,000       45,170,000       39,636,000
-----------------------------------------------------------------------------------------------------------------------

Operating Expenses:
     Selling and shipping                                                14,205,000       19,291,000       20,450,000
     General and administrative                                           8,842,000       13,609,000       15,140,000
     Restructuring charges (Note 16)                                             --        1,964,000               --
-----------------------------------------------------------------------------------------------------------------------

                                                                         23,047,000       34,864,000       35,590,000
-----------------------------------------------------------------------------------------------------------------------

Income From Operations                                                   13,671,000       10,306,000        4,046,000

Other Income (Expense):
     Gain (loss) on disposal of property and equipment                      (18,000)         (24,000)         551,000
     Interest income                                                        486,000          530,000          360,000
     Interest expense                                                    (3,563,000)      (7,413,000)      (7,507,000)
-----------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes, Minority Interest, and
   Extraordinary Gain (Expense)                                          10,576,000        3,399,000       (2,550,000)

Income Tax Benefit (Expense) (Note 11)                                   (3,600,000)      (1,350,000)         558,000

Minority Interest in Loss of Affiliate                                           --               --          423,000
-----------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Extraordinary Gain (Expense)                         6,976,000        2,049,000       (1,569,000)

Extraordinary gain (expense) of ($2,185,000) and $2,102,000
   on debt refinancings and purchase of Trust Preferred
   Securities, net of income taxes of $735,000 and ($878,000)            (1,450,000)              --        1,224,000
   (Note 14)
-----------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                    $    5,526,000   $    2,049,000   $     (345,000)
-----------------------------------------------------------------------------------------------------------------------

Basic Earnings per Share (Note 15):
     Income (loss) per common share before extraordinary gain
       (expense)                                                     $         0.39   $         0.10   $        (0.08)
     Extraordinary gain (expense) (Note 14)                                   (0.08)              --             0.06
-----------------------------------------------------------------------------------------------------------------------

Net Income (Loss) per Common Share                                   $         0.31   $         0.10   $        (0.02)
-----------------------------------------------------------------------------------------------------------------------

Diluted Earnings per Share (Note 15):
     Income (loss) per common share before extraordinary gain
       (expense)                                                     $         0.31   $         0.09   $        (0.08)
     Extraordinary gain (expense) (Note 14)                                   (0.07)              --             0.06
-----------------------------------------------------------------------------------------------------------------------

Net Income (Loss) per Common Share                                   $         0.24   $         0.09   $        (0.02)
-----------------------------------------------------------------------------------------------------------------------


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                    U.S. Home & Garden Inc. and Subsidiaries

             Consolidated Statements of Stockholders' Equity




------------------------------------------------------------------------------------------------------------------------------
                                                              Common Stock                Additional
                                                       ----------------------------
                                                          Number of                          Paid-In        Retained
                                                             Shares        Amount            Capital        Earnings
------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997 (Note 10)                          14,073,000   $    14,000   $     30,783,000   $      1,129,000  $
   Conversion of debt into common stock                      154,000            --            350,000                 --
   Repurchase of unit purchase options (UPOs)                     --            --                 --         (3,922,000)
   Sale of common stock, net of stock issuance
     costs of approximately $1,031,000                     4,290,000         5,000         15,854,000                 --
   Exercise of stock options and warrants                  1,616,000         1,000          3,166,000                 --
   Repurchase of common stock for treasury                        --            --                 --                 --
   Net income                                                     --            --                 --          5,526,000
------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998 (Note 10)                          20,133,000        20,000         50,153,000          2,733,000
   Repurchase of  UPOs                                            --            --                 --            (79,000)
   Compensation related to repriced stock options                 --            --            268,000                 --
   Exercise of stock options, warrants and UPOs            1,086,000         1,000            121,000                 --
   Repurchase of common stock for treasury                        --            --                 --                 --
   Net income                                                     --            --                 --          2,049,000
------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999 (Note 10)                          21,219,000        21,000         50,542,000          4,703,000
   Compensation related to repriced stock options                 --            --            166,000                 --
   Exercise of stock options, warrants and UPOs              532,000         1,000            205,000                 --
   Issuance of stock options for consulting
     services and business acquisition                            --            --            497,000                 --
   Repurchase of common stock for treasury                        --            --                 --                 --
   Net loss                                                       --            --                 --           (345,000)
------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000 (Note 10)                          21,751,000   $    22,000   $     51,410,000   $      4,358,000  $
------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------
                                                                            Total
                                                      Treasury      Stockholders'
                                                         Stock             Equity
------------------------------------------------------------------------------------

Balance, June 30, 1997 (Note 10)                             --   $     31,926,000
   Conversion of debt into common stock                      --            350,000
   Repurchase of unit purchase options (UPOs)                --         (3,922,000)
   Sale of common stock, net of stock issuance
     costs of approximately $1,031,000                       --         15,859,000
   Exercise of stock options and warrants                    --          3,167,000
   Repurchase of common stock for treasury           (1,307,000)        (1,307,000)
   Net income                                                --          5,526,000
------------------------------------------------------------------------------------

Balance, June 30, 1998 (Note 10)                     (1,307,000)        51,599,000
   Repurchase of  UPOs                                       --            (79,000)
   Compensation related to repriced stock options            --            268,000
   Exercise of stock options, warrants and UPOs              --            122,000
   Repurchase of common stock for treasury           (7,475,000)        (7,475,000)
   Net income                                                --          2,049,000
------------------------------------------------------------------------------------

Balance, June 30, 1999 (Note 10)                     (8,782,000)        46,484,000
   Compensation related to repriced stock options            --            166,000
   Exercise of stock options, warrants and UPOs              --            206,000
   Issuance of stock options for consulting
     services and business acquisition                       --            497,000
   Repurchase of common stock for treasury           (1,905,000)        (1,905,000)
   Net loss                                                  --           (345,000)
------------------------------------------------------------------------------------
Balance, June 30, 2000 (Note 10)                    (10,687,000)  $     45,103,000
------------------------------------------------------------------------------------


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                    U.S. Home & Garden Inc. and Subsidiaries


                       Consolidated Statements of Cash Flows

Year ended June 30,                                                            1998              1999             2000
------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
     Net income (loss)                                               $    5,526,000    $    2,049,000   $     (345,000)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Extraordinary expense (gain)                                     1,450,000                --       (1,224,000)
         Minority interest in loss of affiliate                                  --                --         (423,000)
         Loss (gain) on disposal of property and equipment                   18,000            24,000         (551,000)
         Provision for losses on accounts receivable                        179,000           827,000          173,000
         Depreciation and other amortization                              2,956,000         4,460,000        5,573,000
         Deferred income taxes                                              191,000           810,000       (1,125,000)
         Compensation related to repriced stock options                          --           268,000          166,000
         Consulting expenses related to stock options                            --                --          146,000
         Restructuring charge for trade credit and product rights
           (Note 16)                                                             --         1,093,000               --
         Changes in operating assets and liabilities, net
           of assets acquired and liabilities assumed in
           business acquisitions:
              Accounts receivable                                        (3,951,000)       (4,030,000)          97,000
              Inventories                                                  (706,000)       (2,470,000)       4,143,000
              Prepaid expenses and other current assets                    (548,000)          126,000        1,330,000
              Accounts payable and accrued expenses                       2,293,000        (4,066,000)       2,475,000
              Other assets                                                  388,000            67,000         (256,000)
------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating Activities                       7,796,000          (842,000)      10,179,000
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
     Payment for purchase of businesses, net of cash acquired           (28,133,000)      (27,090,000)        (799,000)
     Proceeds on sale of property and equipment                                  --                --        1,030,000
     (Increase) decrease in officer receivables                            (156,000)          125,000           70,000
     Increase in restricted cash                                                 --        (1,000,000)        (582,000)
     Purchase of equipment                                               (1,000,000)       (1,307,000)      (4,317,000)
     Purchase of package tooling and other intangibles                     (604,000)         (664,000)        (586,000)
     Purchase of exclusivity agreements                                          --                --         (900,000)
     Payment for non-compete agreement                                           --        (1,000,000)              --
------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                   (29,893,000)      (30,936,000)      (6,084,000)
------------------------------------------------------------------------------------------------------------------------

            See accompanying summary of accounting policies and notes
                     to consolidated financial statements.

                    U.S. Home & Garden Inc. and Subsidiaries


                       Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------

Year ended June 30,                                                           1998              1999             2000
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
     Proceeds from line-of-credit                                   $   23,648,000    $   33,500,000   $   16,000,000
     Payments on line-of-credit                                        (23,648,000)      (18,000,000)     (14,500,000)
     Proceeds from notes payable                                        10,000,000                --               --
     Payments of notes payable and purchase of mandatorily
       redeemable preferred securities                                 (36,560,000)               --       (3,981,000)
     Proceeds from mandatorily redeemable preferred securities          63,250,000                --               --
     Deferred finance costs                                             (3,343,000)         (484,000)              --
     Proceeds from issuance of stock                                    19,026,000           122,000          206,000
     Net proceeds from sale of stock of subsidiary (Note 21)                    --                --        4,487,000
     Repurchase of unit purchase options                                (3,922,000)          (79,000)              --
     Repurchase of common stock for treasury                            (1,307,000)       (7,475,000)      (1,905,000)
------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                               47,144,000         7,584,000          307,000
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    25,047,000       (24,194,000)       4,402,000

Cash and Cash Equivalents, beginning of year                             2,083,000        27,130,000        2,936,000
------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of year                              $   27,130,000    $    2,936,000   $    7,338,000
------------------------------------------------------------------------------------------------------------------------


            See accompanying summary of accounting policies and notes
                     to consolidated financial statements.

                    U.S. Home & Garden Inc. and Subsidiaries


                              Summary of Accounting Policies


--------------------------------------------------------------------------------


Nature of Business          U.S. Home & Garden Inc. (the "Company"), through its
                            subsidiaries, is a leading manufacturer and marketer
                            of  a  broad  range  of  consumer  lawn  and  garden
                            products.   The  Company's   products  include  weed
                            preventive  landscape  fabrics,  fertilizer  spikes,
                            decorative  landscape edging,  grass and flower seed
                            products,  weed  trimmer  replacement  heads,  shade
                            cloth  and  root  feeders,   which  are  sold  under
                            recognized   brand  names,   such  as  WeedBlock(R),
                            Jobe's(R),  Emerald Edge(R),  Weed Wizard(R),  Shade
                            Fabric(TM),   Ross(R),  Tensar(R),   Amturf(R),  and
                            Landmaster(R).  The  Company  markets  its  products
                            through most large  national  home  improvement  and
                            mass   merchant   retailers   ("Retail   Accounts"),
                            including Home Depot, Lowe's, Kmart,  Wal-Mart,  Ace
                            Hardware and Home Base in North America. During the year ended June 30, 2000, the Company established through its EGarden.com Inc. subsidiary the first business-to-business Internet web site designed to bring together buyers and sellers of commercial lawn and garden merchandise.

Principles of               The consolidated  financial  statements  include the
Consolidation               accounts of the Company  and its  subsidiaries  over
                            which  it  has  financial  or   management   control
                            including  Weatherly  Consumer  Products Group, Inc.
                            (Weatherly),  Easy Gardener,  Inc. (Easy  Gardener),
                            Golden West Agri-Products,  Inc. (Golden West), Weed
                            Wizard   Acquisition  Corp.  (Weed  Wizard),   Ampro
                            Industries,   Inc.   (Ampro)  and  Egarden.com  Inc.
                            (EGarden) since their dates of acquisition (Note 1).
                            Additionally, U.S. Home & Garden Trust I has been included since its formation in April 1998. All significant intercompany accounts and transactions have been eliminated.

Inventories                 Inventories,   which   consist  of  raw   materials,
                            finished goods, and packaging materials are stated at the lower of cost or market; cost is determined by the first-in, first-out (FIFO) cost method.

Property                    Property   and   equipment   are   stated  at  cost.
                            Depreciation is computed by the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the life of the lease, if shorter. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Depreciation expense was $613,000, $1,337,000, and $1,850,000 during the years ended June 30, 1998, 1999, and 2000, respectively.

Intangible Assets           Excess of Cost over Net Assets Acquired

                            The excess of cost over net assets acquired (Goodwill), which relates to the Company's acquisitions, is being amortized over periods of five to thirty years using the straight-line method. Should a change of circumstances suggest a possible impairment, the recoverability of Goodwill is evaluated by comparing undiscounted estimated future net cash flows to the current carrying value.

                    U.S. Home & Garden Inc. and Subsidiaries


                              Summary of Accounting Policies


--------------------------------------------------------------------------------


                            Deferred Financing Costs

                            Direct costs associated with the Company's debt borrowings are being amortized over the life of the related debt.

                            Package Tooling Costs

                            Package tooling costs associated with Easy Gardener and Weatherly products, primarily consisting of the design and construction of printing plates and cutting dies used for the production of packaging, are being amortized over periods of three to five years using the straight-line method.

                            Product Rights, Patents and Trademarks

                            Product rights are being amortized over estimated useful lives of fifteen to twenty years.

                            Non-Compete Agreement

                            The non-compete agreements were entered into with the acquisitions of Ampro and Weatherly. The Weatherly agreement is being amortized over its twenty-year term. The Ampro non-compete agreement, which is triggered in the event an officer of Ampro is terminated, will be amortized over a five-year period from date of such termination.

                            Exclusivity Agreements

                            The exclusivity agreements were entered into with certain hardware cooperatives relating to the purchase of products through Egarden.com Inc. Amounts capitalized are being amortized over the life of the agreements, which range from three to five years.

Revenue                     Sales  are  recorded  as  products  are  shipped  to
Recognition                 customers of the Company's lawn and garden  segment.
                            For the  Company's  business-to-business  electronic
                            commerce   segment,   revenues  from  the  sale  and
                            distribution  of products  will be recorded on a net
                            commission  basis,   unless  the  Company  purchases
                            products for inventory and resale. In this case, sales will be recorded when products are shipped to customers.

                    U.S. Home & Garden Inc. and Subsidiaries


                              Summary of Accounting Policies


--------------------------------------------------------------------------------


Earnings Per Share             During 1998,  the Company  adopted the provisions
                               of Statement of  Financial  Accounting  Standards
                               No. 128,  Earnings Per Share (SFAS 128). SFAS 128
                               provides for the calculation of basic and diluted
                               earnings  per  share.  Basic  earnings  per share
                               includes no dilution  and is computed by dividing
                               income  available to common  stockholders  by the
                               weighted   average   number  of   common   shares
                               outstanding for the period.  Diluted earnings per
                               share   reflects   the   potential   dilution  of
                               securities that could share in the earnings of an entity.

Income Taxes                   The Company provides  deferred income taxes based
                               on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established.

Advertising Costs              The Company incurs advertising  expense primarily
                               relating  to  cooperative   advertising   credits
                               granted to customers based on qualified  expenses
                               incurred  by  the   customers  to  advertise  the
                               Company's   products.   Cooperative   advertising
                               credits are usually limited to a percentage of an agreed-upon sales volume. The Company also incurs advertising expense relating to the distribution of catalogs and the broadcasting of radio and television commercials. Advertising costs are expensed as incurred. Advertising expense was $3,402,000, $3,832,000, and $3,889,000 during the years ended June 30, 1998, 1999 and 2000.

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

                    U.S. Home & Garden Inc. and Subsidiaries


                              Summary of Accounting Policies


--------------------------------------------------------------------------------


Stock Based                    The  Company  has  adopted  the   provisions   of
Compensation                   Statement  of  Financial   Accounting   Standards
                               (SFAS)  No.  123,   Accounting  for   Stock-Based
                               Compensation.  The fair value  method is required
                               for  all  stock  based  compensation   issued  to
                               nonemployees.   Under  the  fair  value   method,
                               compensation  cost is  measured at the grant date
                               based  on the  fair  value  of the  award  and is
                               recognized  over  the  service  period,  which is
                               usually  the  vesting   period.   Companies   are
                               permitted  to continue  to account  for  employee
                               stock-based    transactions    under   Accounting
                               Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, but are required to disclose pro forma net income and earnings per share as if the fair value method had been adopted. The Company has elected to continue to account for employee stock-based compensation under APB No. 25. See Note 10.

New Accounting                 In June 1998, the Financial  Accounting Standards
Pronouncements                 Board issued SFAS 133,  Accounting for Derivative
                               Instruments  and  Hedging  Activities.  SFAS  133
                               requires  companies to recognize all  derivatives
                               contracts as either assets or  liabilities in the
                               balance  sheet and to measure them at fair value.
                               If certain  conditions  are met, a derivative may
                               be  specifically   designated  as  a  hedge,  the
                               objective of which is to match the timing of gain
                               or loss  recognition  on the  hedging  derivative
                               with the  recognition  of (i) the  changes in the
                               fair value of the hedged asset or liability  that
                               are  attributable  to the hedged risk or (ii) the
                               earnings'   effect  of  the   hedged   forecasted
                               transaction. For a derivative not designated as a
                               hedging   instrument,   the   gain   or  loss  is
                               recognized  in  income in the  period of  change.
                               SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 as amended by SFAS 137 and SFAS 138. See Note 20.

                               In June 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation No. 44 clarifies the application of APB No. 25 for certain issues including (i) the definition of employee for purposes of applying APB No. 25,
                               (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect a material impact on the financial statements upon the adoption of Interpretation No. 44.

                    U.S. Home & Garden Inc. and Subsidiaries


                              Summary of Accounting Policies


--------------------------------------------------------------------------------

                               In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
                               (SAB) No. 101, Revenue Recognition. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its current revenue recognition policies comply with the provisions of SAB No. 101.

Financial  Instruments         The Company's  financial  instruments  consist of
and Derivatives                cash  and  cash  equivalents,   restricted  cash,
                               accounts receivable,  officer  receivables,  debt
                               and mandatorily  redeemable preferred securities.
                               The carrying value of cash and cash  equivalents,
                               restricted    cash   and   accounts    receivable
                               approximate  fair value based upon the  liquidity
                               and short-term nature of the assets. The carrying
                               value   of   officer   receivables,    debt   and
                               mandatorily   redeemable   preferred   securities
                               approximates the fair value based upon short-term and long-term borrowings at interest rates which approximate current rates.

                               The Company uses derivative financial instruments to manage the economic impact of fluctuations in interest rates on short-term and long-term debt. The Company entered into an interest rate swap to manage this economic risk. This is viewed as a risk management tool and is not used for trading or speculative purposes. The interest rate differentials associated with the interest rate swap used to hedge debt obligations is recorded as an adjustment to interest payable with the offset to interest expense over the life of the swap.

                               Cash and cash equivalents are held principally at three high quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit.


Reclassifications              Certain amounts as previously  reported have been
                               reclassified   to   conform   to   current   year
                               classifications.

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


1.   Business              The  Company has  consummated  the  following  eleven
     Acquisitions          acquisitions of lawn and garden  companies or product
                           lines for a total of approximately $111 million in consideration:

                           o Golden West Chemical Distributors, Inc. - A manufacturer of humic acid-based products designed to improve crop yield, which was acquired in August 1992 for approximately $1.1 million in cash and $1.1 million of promissory notes.

                           o Easy Gardener, Inc. - A manufacturer of multiple fabric landscaping products including Weedblock(R), which was acquired in September 1994 for approximately $21.3 million consisting of $8.8 million in cash, a $10.5 million promissory note and two convertible notes each in the principal amount of $1.0 million. Approximately $2.2 million of additional purchase price was contingent on Easy Gardener meeting certain income requirements. All of these amounts had been paid by June 30, 2000.

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

                           o Weed Wizard, Inc. - A manufacturer and distributor of weed trimmer replacement heads, all of whose assets were acquired in February 1998 for approximately $16.0 million, plus an additional $1.7 million for excess working capital and acquisition expenses.

                           o Landmaster Products, Inc. - A manufacturer and distributor of polyspun landscape fabrics for use by consumers and professional landscapers, substantially all of whose assets were acquired in March 1998 for approximately $3.0 million, plus an additional $600,000 for certain assets and acquisition expenses.

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



                           o Tensar(R) consumer products line of The Tensar Corporation - A line of lawn and garden specialty fencing, which was acquired from The Tensar Corporation in May 1998 for approximately $5.4 million, plus an additional $1 million for inventory.

                           o Ampro Industries, Inc. - A manufacturer and distributor of lawn and garden products including specialty grass and flower seeds. The Company acquired all of the outstanding stock of Ampro for approximately $24.6 million in October 1998.

                           o E-Garden, Inc. (now EGarden.com Inc.) -The Company's business-to-business Internet subsidiary was acquired in June 1999 for approximately $400,000 plus expenses of approximately $100,000 with additional purchase price payments over the next three years based on its future net sales.

                           o Findplants.com - An electronic horticulture catalogue and locator that provides business-to-business service for commercial growers and wholesalers which was acquired in May 2000 for approximately $537,000.

                           All of the above acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated statements of income since their respective acquisition dates. The following unaudited pro forma summary combines the consolidated results of operations of the Company, Ampro and Weed Wizard as if the acquisitions had occurred at the beginning of the year of acquisition and the beginning of the prior year. Accordingly, Weed Wizard and Ampro, have been reflected as if the acquisitions occurred on July 1, 1997. The pro forma information gives effect to certain adjustments, including the amortization of excess of cost over net assets acquired, salary for an Ampro employee covered by an employment agreement, and additional interest expense on the notes payable. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company, Ampro, and Weed Wizard had constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future. The pro forma effect of the Findplants.com, EGarden, Tensar and Landmaster acquisitions have not been reflected since their prior revenue and expenses were not material to the Company's operations.

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                             Year ended June 30,                                           1998              1999
                             ---------------------------------------------------------------------------------------
                             Net sales                                         $     89,811,000  $     90,496,000
                             ---------------------------------------------------------------------------------------
                             Income before income taxes
                               and extraordinary expense                       $      7,339,000  $      1,245,000
                             ---------------------------------------------------------------------------------------
                             Income before extraordinary expense               $      4,844,000  $        747,000
                             ---------------------------------------------------------------------------------------
                             ---------------------------------------------------------------------------------------
                             Net income                                        $      3,394,000  $        747,000
                             ---------------------------------------------------------------------------------------
                             Basic net income per common share before          $            .27  $            .04
                                extraordinary expenses
                             ---------------------------------------------------------------------------------------
                             Basic net income  per common share                $            .19  $            .04
                             ---------------------------------------------------------------------------------------
                             ---------------------------------------------------------------------------------------
                             Diluted net income per common share before
                               extraordinary expense                           $            .21  $            .03
                             ---------------------------------------------------------------------------------------
                             ---------------------------------------------------------------------------------------
                             Diluted net income per common share               $            .15  $            .03
                             ---------------------------------------------------------------------------------------

2.   Concentration of       Trade  accounts  receivable  are due primarily  from
     Credit Risk and        numerous   customers   located  in  many  geographic
     Significant            regions  throughout the United  States.  The Company
     Relationships          performs   ongoing   credit   evaluations   of   its
                            customers' financial conditions and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. The Company does not require collateral from its customers.

                            During the years  ended  June 30,  1998,  1999,  and
                            2000, sales to two customers accounted for approximately 37% (26% and 11%), 33% (24% and 9%)
                            and 48% (35% and 13%) of consolidated net sales. Included in accounts receivable at June 30, 1999 and 2000 is $6,765,000 and $9,428,000 due from the two largest customers.

                            The Company's three significant product lines are landscape fabrics; fertilizer, plant food and insecticide spikes; and decorative edging. For the years ended June 30, 1998, 1999 and 2000, sales of landscape fabric represented approximately 39%, 37% and 43%, respectively, of the Company's total net sales, sales of fertilizer, plant food and insecticide spikes represented approximately 20%, 13% and 15%, respectively, of the Company's total net sales, and sales of decorative edging represented approximately 11%, 8% and 10%, respectively, of the Company's total net sales.

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                            Substantially all raw material purchases for WeedBlock(R) landscape fabric inventory, representing approximately 51% (37% and 14%), 35% (29% and 6%) and 35% (22% and 13%) of the Company's consolidated raw material purchases during the years ended June 30, 1998, 1999 and 2000, are from two vendors. Management believes that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause delays and a possible loss of sales, which would adversely affect operating results. Included in accounts payable  at June  30,  1999  and  2000  is  $446,000
                            ($326,000 and  $120,000) and $749,000  ($542,000 and
                            $207,000) due to these vendors.

3.   Inventories            Inventories consist of:

                            June 30,                       1999            2000
                            ----------------------------------------------------
                            Raw materials         $  10,103,000   $   8,379,000
                            Finished goods            6,883,000       4,464,000
                            ----------------------------------------------------
                                                  $  16,986,000   $  12,843,000
                            ----------------------------------------------------

                            At June 30, 1999 and 2000, the inventory balance has
                            been   reduced   by   a   provision   for   possible
                            obsolescence of $263,000 and $1,059,000.

4.   Property and           Property and equipment consist of:
     Equipment

                                                                     Estimated Useful
                            June 30,                                      Life in Years               1999                2000
                            ----------------------------------------------------------------------------------------------------

                            Land                                                           $        515,000   $         80,000
                            Leasehold and improvements                             7-10             587,000            629,000
                            Building and improvements                             10-40           3,891,000          3,895,000
                            Furniture, fixtures and equipment                       5-7           9,434,000         13,644,000
                            ----------------------------------------------------------------------------------------------------
                                                                                                 14,427,000         18,248,000
                            Less accumulated depreciation                                         2,793,000          4,626,000
                            ----------------------------------------------------------------------------------------------------
                                                                                           $     11,634,000   $     13,622,000
                            ----------------------------------------------------------------------------------------------------

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


5.   Excess of Cost         The excess of cost over net assets acquired consists of the following:
     Over Net Assets
     Acquired
                            June 30,                                                        1999                 2000
                            --------------------------------------------------------------------------------------------
                            Weatherly Consumer Products Group, Inc.             $      22,948,000   $      22,948,000
                            Ampro Industries, Inc.                                     17,830,000          17,830,000
                            Easy Gardener, Inc.                                        15,639,000          15,639,000
                            Weed Wizard, Inc.                                          11,973,000          11,973,000
                            Tensar consumer products line                               5,226,000           5,226,000
                            Plasti-Chain product line                                   2,810,000           2,810,000
                            Landmaster Products, Inc.                                   2,292,000           2,292,000
                            Golden West Chemical Distributions, Inc.                    2,098,000           2,098,000
                            Emerald Products, LLC                                       1,112,000           1,240,000
                            EGarden                                                       538,000             710,000
                            Findplants.com                                                     --             631,000
                            --------------------------------------------------------------------------------------------
                                                                                       82,466,000          83,397,000
                            Less accumulated amortization                               6,981,000          10,002,000
                            --------------------------------------------------------------------------------------------
                                                                                $      75,485,000   $      73,395,000
                            --------------------------------------------------------------------------------------------

6.   Line-of-Credit        In  October  1998,  the  Company  completed  a Credit
                           Agreement   with  Bank  of  America.   The  agreement
                           provides  for a  $25  million  revolving  acquisition
                           line-of-credit   ("the   Acquisition   Facility")  to
                           finance   acquisitions  and  a  $20  million  working
                           capital   revolving   line-of-credit   ("the  Working
                           Capital  Facility").  Borrowings  under  such  credit
                           facilities  bear  interest at variable  annual  rates
                           chosen by the Company  based on either (i) the London
                           Interbank  Offered Rate  ("LIBOR") plus an applicable
                           marginal rate,  (effectively  8.28% at June 30, 2000)
                           or (ii) the  higher of 0.5%  above  the then  current
                           Federal  Funds  Rate  or the  Prime  Rate  of Bank of
                           America,  in each case,  plus an applicable  marginal
                           rate. The  Acquisition  Facility  terminates June 30,
                           2001  and  the  outstanding  balance  is  payable  in
                           quarterly   payments   starting  on  June  30,  2001,
                           (resulting in $1,125,000 classified as current on the
                           Consolidated  Balance  Sheet) and ending on March 31,
                           2004. The Working  Capital  Facility  terminates with
                           the balance due on September 30, 2001. The Company is
                           required  to  maintain  a  zero  balance,  under  the
                           Working Capital Facility, for at least 30 consecutive
                           days  during the period  from July 1 to December 1 of
                           each  year.  Moreover,   if  the  Company  elects  to
                           terminate the agreement prior to the expiration date, the outstanding balance must be prepaid together with a premium of 0.5% of the terminated commitment.

                           The outstanding balance on the Acquisition Facility at June 30, 1999 and 2000

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                           was $15,500,000 and $17,000,000, respectively.

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

                           Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and
                           (b) certain limitations on mergers, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. At June 30, 2000, the Company was in violation of certain financial covenants; however, a waiver was obtained from the bank.

                           Effective March 31, 2000, the Credit Agreement was amended. The principal feature of this amendment was to require the Company to repay the $3 million borrowed on the Acquisition Facility to finance the Company's purchase of certain Trust Preferred Securities issued by its subsidiary, U.S. Home & Garden Trust I (see Note 7). The Company was required to repay this borrowing in $1 million installments due September 30, 2000, December 31, 2000, and June 30, 2001. Of this amount, $1 million was paid by the Company prior to June 30, 2000, and the remaining $2 million (classified as current on the Consolidated Balance Sheet) was paid during July 2000.

7.   Mandatorily           In  April  1998,  U.S.  Home &  Garden  Trust  I (the
     Redeemable            "Trust"), a newly created Delaware business trust and
     Preferred             a  wholly-owned  subsidiary  of the  Company,  issued
     Securities            78,000 common securities with a liquidation amount of
                           $25 per common security to the Company for $1,950,000
                           and completed a public offering of 2,530,000 of 9.40%
                           Cumulative   Trust   Preferred   Securities   with  a
                           liquidation  amount of $25 per  security  (the "Trust
                           Preferred  Securities" and,  together with the common
                           securities, the "Trust Securities"). The Trust exists
                           for the sole purpose of issuing Trust  Securities and
                           using  the   proceeds   therefrom   to  acquire   the
                           subordinated  debentures described below.  Concurrent
                           with the issuance of the Trust Securities,  the Trust
                           invested  the  proceeds  therefrom  in $65.2  million
                           aggregate    principal   amount   of   9.40%   Junior
                           Subordinated   Deferrable  Interest  Debentures  (the
                           "Subordinated Debentures") issued by the Company.

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                               Distributions of interest on the Trust Securities are payable monthly in arrears by the Trust.

                               The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company.

                               The Company may, under certain circumstances, defer the payment of interest on the Subordinated Debentures for a period not to exceed 60 consecutive months. If interest payments on the Subordinated Debentures are so deferred, distributions on the Trust Securities will also be deferred. During any such deferral period, interest on the Subordinated Debentures and distributions on the Trust Securities will accrue and compound monthly and, subject to certain exceptions, the Company may not declare or pay distributions on its capital stock or debt securities that rank equal or junior to the Subordinated Debentures.

                               The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature in total on April 15, 2028, but may be redeemed at the option of the Company at any time after April 15, 2003 or earlier under certain circumstances (see Note
                               14). The Company effectively provides a full and unconditional guarantee of the Trusts' obligations under the Trust Securities to the extent that the Trust has funds sufficient to make such payments.

                               Approximately $40 million of the proceeds received by the Company from the sale of the Subordinated Debentures to the Trust, were used by the Company to repay outstanding long-term debt, line-of-credit advances, and prepayment penalties (see Note 14).


8.   Officer                   Officer  receivables  represents notes which bear
     Receivables               interest at 7% and require  interest  payments on
                               an annual basis. Principal payments on the notes are due in aggregate annual installments of $50,000 to $150,000, with the aggregate balance due upon maturity in June 2002.

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


9.  Commitments                Employment Agreements

                               The Company has entered into employment agreements with two of its officers. The agreements are for one-year periods but are automatically renewed unless specifically terminated by the Company or the employee. If the employment agreements are terminated by the Company, the officers will be entitled to an additional ten and five years of annual compensation, respectively. Annual compensation under the employment agreements are $450,000 and $250,000, respectively. The employment agreements also provide for certain lump sum payments in the event of a change in control equal to approximately $5.7 million. A five-year agreement with an officer of Easy Gardener, which began in 1999, provides for a base aggregate annual salary of approximately $275,000. In addition, the agreements provide for incentive and additional compensation under certain circumstances.

                               Operating Leases

                               The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2005. The future minimum lease payments under these non-cancelable operating leases are as follows:


                               Year ending June 30,                     Amount
                               -------------------------------------------------
                               2001                            $       747,000
                               2002                                    397,000
                               2003                                    306,000
                               2004                                    264,000
                               2005                                    185,000
                               -------------------------------------------------
                                                               $     1,899,000
                               -------------------------------------------------

                               Rent expense was approximately $532,000, $788,000 and $924,000 for the years ended June 30, 1998, 1999 and 2000.

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                               Pension Plan

                               Easy Gardener has established an employee defined contribution pension plan (the Plan). Employees of the Company, Weatherly, Easy Gardener, Weed Wizard and Golden West are eligible to participate. The Company is required to match the first 3% of employee contributions up to 5% of the employee's wage base. The Plan also allows discretionary contributions by the Company. The Company's contribution vests over a seven-year period. Ampro has established a plan for its employees with similar terms to the Easy Gardener Plan. Pension expense associated with the plans for the years ended June 30, 1998, 1999 and 2000 was approximately $223,000, $351,000 and $397,000.

                               Royalty Agreements

                               The Company has royalty agreements which require payments based upon a percentage of net sales of certain products. These agreements expire in various years through 2005. Royalty expense during the years ended June 30, 1998, 1999 and 2000 was $353,000, $149,000 and $49,000.

                               Non-Qualified Deferred Compensation Plan

                               The Company has adopted the Non-Qualified Deferred Compensation Plan for Select Employees of U.S. Home & Garden Inc. (Deferred Plan). Under the Deferred Plan, the Board of Directors or its committee which administers the relevant stock option plan may grant permission to optionees to exercise their options with shares of U.S. Home & Garden Inc.'s common stock in which they have a holding period, for income tax purposes, of at least six months and defer the receipt of a portion of the shares subject to the option so exercised. The optionee has the right to designate the time or times of receipt of those shares pursuant to the Deferred Plan. The Deferred Plan contains provisions for earlier issuance of those deferred shares on death, disability and other termination of employment (e.g., on a change of control of U.S. Home & Garden Inc.).

10.  Stockholders'             Preferred Stock
     Equity
                               The  Company  is  authorized  to issue  1,000,000
                               shares of preferred stock with such designations,
                               rights and  preferences as may be determined from
                               time  to  time  by  the   Board   of   Directors.
                               Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of the Company's common stock. No shares of the preferred stock are outstanding.

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                               Common Stock

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

                               Common Stock Repurchase Program

                               During fiscal 1999, the Company authorized the repurchase of up to 2,500,000 shares of its common stock through open market purchases and in privately negotiated transactions. In September 1999, the Company authorized the repurchase of up to 3,000,000 additional shares of its common stock. Repurchased shares are held by the Company as treasury stock.

                               Treasury Stock

                               During 1999, the Company repurchased 1,569,000 shares of treasury stock for $7,475,000. During 2000, the Company repurchased 749,000 shares for $1,905,000.

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

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                               During fiscal 1995, the Board of Directors of the Company (the "Board") adopted, subject to stockholder approval, two additional stock option plans. The 1995 Stock Option Plan (the "1995 Plan") allows the granting of either ISOs or non-qualified options. The maximum aggregate number of shares reserved for issue under this plan is 1,500,000. The Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") was established to attract, retain and compensate for their services as directors, highly qualified individuals who are not employees of the Company. The maximum aggregate number of shares reserved for issue under this plan is 100,000. During 1998, 1999 and 2000,
                               10,000 options were granted under this Plan each year. The 1995 Plan is administered by a committee of the Board and the Non-Employee Director Plan is a formula plan.

                               During May 1997, the Board approved the 1997 Stock Option Plan. The plan reserves the issuance of 1,500,000 shares of common stock.

                               During May 1999, the Board approved the 1999 Stock Option Plan. The Plan reserves the issuance of 900,000 shares of common stock.

                               The 1991 Plan is administered by the Board. The Board, or committee, as the case may be, within the limitations of the 1991 and 1995 Plans, as the case may be, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights in the Company are to be imposed on shares subject to options.

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

--------------------------------------------------------------------------------



                               All options granted under the 1991 Plan, Non-Employee Director Plan and ISOs under the
                               1995 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.


                               The following is a summary of activity relating to stock options.


                                                                 Weighted
                                                           Average Option
                                                          Price Per Share         Outstanding      Exercisable
                             ----------------------------------------------------------------------------------------

                             1991 Plan

                             July 1, 1997                           $1.69             662,000           662,000

                             Exercise of options                     1.69            (140,000)         (140,000)
                             ----------------------------------------------------------------------------------------

                             June 30, 1998                           1.69             522,000           522,000(2)

                             Expired                                 1.69              (9,000)           (9,000)

                             Options extended(1)                     1.69                  --          (165,000)

                             Exercise of options                     1.69            (116,000)         (116,000)
                             ----------------------------------------------------------------------------------------

                             June 30, 1999                           1.69             397,000           232,000(2)

                             Became exercisable                      1.69                  --            18,000

                             Exercise of options                     1.69             (40,000)          (40,000)
                             ----------------------------------------------------------------------------------------


                             June 30, 2000                          $1.69             357,000           210,000(2)
                             ----------------------------------------------------------------------------------------


                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                                                 Weighted
                                                           Average Option
                                                          Price Per Share         Outstanding      Exercisable
                             ----------------------------------------------------------------------------------------

                             1995 Plan

                             July 1, 1997                           $2.10           1,385,000         1,035,000

                             Granted during 1998                     3.25              98,000                --

                             Became exercisable                      2.06                  --           100,000

                             Exercise of options                     2.06             (24,000)          (24,000)
                             ----------------------------------------------------------------------------------------

                             June 30, 1998                           2.18           1,459,000         1,111,000(3)

                             Became exercisable                      2.25                  --           198,000
                             ----------------------------------------------------------------------------------------

                             June 30, 1999                           2.18           1,459,000         1,309,000(3)

                             Became exercisable                      2.25                  --           100,000
                             ----------------------------------------------------------------------------------------

                             June 30, 2000                          $2.18           1,459,000         1,409,000(3)
                             ----------------------------------------------------------------------------------------

                             1997 Plan

                             July 1, 1997                           $  --                  --                --

                             Granted during 1998                     3.32             565,000           410,000
                             ----------------------------------------------------------------------------------------

                             June 30, 1998                           3.32             565,000           410,000(4)

                             Granted during 1999                     4.63             150,000            30,000

                             Became exercisable                      3.72                  --            52,000
                             ----------------------------------------------------------------------------------------

                             June 30, 1999                           3.59             715,000           492,000(4)

                             Granted during 2000                     2.56              50,000            50,000

                             Became exercisable                      3.16                  --            82,000
                             ----------------------------------------------------------------------------------------

                             June 30, 2000                          $3.12             765,000           624,000(4)
                             ----------------------------------------------------------------------------------------

                             1999 Plan

                             July 1, 1999                             $--                  --                --

                             Granted during 2000                     2.33             833,000           699,000
                             ----------------------------------------------------------------------------------------

                             June 30, 2000                          $2.33             833,000           699,000(5)
                             ----------------------------------------------------------------------------------------

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                                                                 Weighted
                                                           Average Option
                                                          Price Per Share         Outstanding      Exercisable
                             ----------------------------------------------------------------------------------------

                             Non-Plan Options

                             June 30, 1997                          $1.84           2,285,000         2,035,000

                             Exercise of options                     2.25             (44,000)          (44,000)

                             Became exercisable                      2.25                  --           125,000

                             Granted during 1998                     5.02             190,000            80,000
                             ----------------------------------------------------------------------------------------

                             June 30, 1998                           2.08           2,431,000         2,196,000(6)

                             Exercise of options                     1.69            (176,000)         (176,000)

                             Became exercisable                      2.25                  --           205,000

                             Options extended(1)                     1.69                  --          (325,000)

                             Granted during 1999                     3.91             489,000           170,000
                             ----------------------------------------------------------------------------------------

                             June 30, 1999                           2.84           2,744,000         2,070,000(6)

                             Expired                                 3.57            (402,000)         (402,000)

                             Became exercisable                      4.09                  --           206,000

                             Granted during 2000                     3.60             125,000           125,000
                             ----------------------------------------------------------------------------------------

                             June 30, 2000                          $2.34           2,467,000         1,999,000(6)
                             ----------------------------------------------------------------------------------------


                            (1) In 1999, the expiration date and vesting period on 545,000 options was extended in periods between nine and ten years. As a result, the Company is recognizing compensation expense for the intrinsic value of the options over the new vesting periods. In 1999 and 2000 such expense was $268,000 and $119,000, respectively.

                            (2) At June 30, 1998, 1999 and 2000, the weighted average exercise option price per share for exercisable options was $1.69 for all periods.

                            (3) At June 30, 1998, 1999 and 2000, the weighted average exercise option price per share for exercisable options was $2.16, $2.16 and $2.18.

                            (4) At June 30, 1998, 1999 and 2000, the weighted average exercise option price per share for exercisable options was $3.25, $3.35 and $3.25.

                            (5) At June 30, 2000, the weighted average exercise option price per share for exercisable options was $2.25.

                            (6) At June 30, 1998, 1999 and 2000, the weighted average exercise option price per share for exercisable options was $2.01, $2.17 and $2.25.

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                               The following table summarizes the above stock options outstanding and exercisable at June 30, 2000.

                                                            Outstanding                         Exercisable
                                              ----------------------------------------  -----------------------------
                                                             Average      Weighted                      Weighted
                                  Range of                  Remaining     Average                       Average
                               Exercise Price   Options       Life     Exercise Price     Options    Exercise Price
                               ----------------------------------------------------------------------------------------
                                    $0.01          200,000       1 year    $0.01             200,000     $0.01
                                    1.69           594,000      8 years     1.69             143,000      1.69
                                  2.06-2.38      3,375,000    1.5 years     2.11           3,300,000      2.11
                                  2.56-3.94      1,502,000      3 years     3.27           1,188,000      3.28
                                  4.12-4.69        210,000    4.5 years     4.42             110,000      4.34
                               ----------------------------------------------------------------------------------------
                                 $0.01-4.69      5,881,000    2.5 years    $2.36           4,941,000     $2.37
                               ----------------------------------------------------------------------------------------


                               EGarden.com Inc. Stock Option Plan

                               EGarden.com Inc. adopted a 1999 Stock Option Plan that is administered by the Board of Directors, or a committee of directors appointed by the Board, and provides for the grant of either ISOs or non-qualified options. A total of 500,000 shares of EGarden.com Inc. common stock has been reserved for issuance under the Plan.

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



                               The following is summary of activity relating to EGarden.com Inc. stock options:

                                                                   Weighted
                                                             Average Option
                                                            Price Per Share         Outstanding      Exercisable
                               -----------------------------------------------------------------------------------------

                               1999 Plan

                               July 1, 1999                            $ --                  --                --

                               Granted during 2000                     6.38              65,000            12,000
                               ----------------------------------------------------------------------------------------

                               June 30, 2000                          $6.38              65,000            12,000(1)
                               ----------------------------------------------------------------------------------------


                               Non-Plan Options

                               July 1, 1999                            $ --                  --                --

                               Granted during 2000                     5.53           1,074,000           685,000
                               ----------------------------------------------------------------------------------------

                               June 30, 2000                          $5.53           1,074,000           685,000(2)
                               ----------------------------------------------------------------------------------------

                               (1) At  June  30,  2000,  the  weighted   average
                                   exercise   option   price   per   share   for
                                   exercisable options was $5.00.

                               (2) At  June  30,  2000,  the  weighted   average
                                   exercise   option   price   per   share   for
                                   exercisable options was $3.89.

                               The following table summarizes EGarden.com Inc. stock options outstanding and exercisable at June 30, 2000:

                                                            Outstanding                         Exercisable
                                              ----------------------------------------  -----------------------------
                                                             Average      Weighted                      Weighted
                                  Range of                  Remaining     Average                       Average
                               Exercise Price   Options       Life     Exercise Price     Options    Exercise Price
                               ----------------------------------------------------------------------------------------
                                   $3.00           400,000      9 years    $3.00             390,000     $3.00
                                    5.00           639,000      8 years     5.00             287,000      5.00
                                    6.00            20,000      6 years     6.00              20,000      6.00
                                    8.00            80,000      5 years     8.00                  --        --
                               --------------------------------------------------------------------------------------

                                $3.00 - $8.00    1,139,000      8 years    $4.41             697,000     $3.95
                               ----------------------------------------------------------------------------------------

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



                               Unit Purchase Options

                               In October 1994, the Company granted six unit purchase options (UPOs), each consisting of 43,860 shares of the Company's common stock and Class B Warrants to purchase 43,860 shares of common stock at an exercise price of $2.28. These UPOs have a nominal exercise price. Three of the UPOs were granted to an officer of the Company for his personal guarantees in connection with the Easy Gardener acquisition. Three were granted to an outside consultant for its services in connection with financing obtained for the Easy Gardener acquisition. Concurrently, the Company also granted six UPOs, consisting of the same components, each with a current exercise price of approximately $75,000, three of which were granted to an officer of the Company. All of these transactions were done in lieu of cash compensation in consideration for certain financial consulting, and other services, including work performed in connection with debt and equity financings, and for the personal guarantee and other collateral provided in connection with the Company's acquisition of Easy Gardener, without which the Company's transaction with Easy Gardener would not have occurred. These UPOs were valued at $400,000 and included in deferred financing costs. During 1999, the five remaining UPOs were exercised.

                               In connection with the Company's August 1994 Private Placement, the placement agent and its designees were granted 28 UPOs exercisable at $100,000 each. Each UPO consists of 43,860 shares of common stock and warrants to purchase 43,860 shares of common stock at $2.28 per share. These warrants were scheduled to expire in August 1999, if the underlying UPO was not exercised. If exercised, the warrants were scheduled to expire in May 2000. During 1997, five UPOs were exercised. In December 1997 and May 1998, the Company repurchased and retired 20 UPOs underlying approximately 1,851,000 shares of common stock for approximately $3,922,000. During August 1999, all remaining UPOs were exercised.

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



                               Warrants

                               In connection with certain business transactions and stock offerings, the Company has granted various warrants to purchase common stock.

                               The following schedule summarizes the activity:


                                                                                                            Weighted
                                                            Weighted                                         Average
                                                             Average                                       Remaining
                                                       Warrant Price                                     Contractual
                                                           Per Share      Outstanding  (1)Exercisable           Life
                               ----------------------------------------------------------------------------------------
                               July 1, 1997                     $2.18        3,709,000       3,709,000        3 years
                               Issued                            4.75          250,000         250,000
                               Exercised                         2.28       (1,408,000)     (1,408,000)
                               Expired                           2.25          (50,000)        (50,000)
                               ----------------------------------------------------------------------------------------
                               June 30, 1998                     2.39        2,501,000       2,501,000        2 years
                               Issued                            2.28          240,000         240,000
                               Exercised                         1.89       (1,324,000)     (1,324,000)
                               Expired                           1.89         (201,000)       (201,000)
                               ----------------------------------------------------------------------------------------
                               June 30, 1999                     2.45        1,216,000       1,216,000      1.5 years
                               Issued                            2.28           36,000          36,000
                               Exercised                         2.71         (341,000)       (341,000)
                               ----------------------------------------------------------------------------------------
                               June 30, 2000                    $3.02          911,000         911,000      1.5 years
                               ----------------------------------------------------------------------------------------

                               (1) The warrants contain anti-dilution provisions which could affect the number of shares of common issuable stock upon the exercise of the warrants as well as the per share warrant prices. Additionally, these warrants contain certain redemption provisions.

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                      Common Stock Reserved

                      At June 30, 2000, approximately 7,680,000 shares of common stock have been reserved for issuance upon the exercise of warrants and options.

                      Stock Based Compensation

                      The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock option plans. Under APB Opinion No. 25, because the exercise price of the Company stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                      SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income as if compensation costs for the Company's stock options and warrants had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option and warrant at the grant date by using a Black-Scholes pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000, respectively: no dividend yield for any year; expected volatility of approximately 30%, 56%, and 55%; risk-free interest rates of 6.6% in 1998 and 1999 and 6.4% in 2000, and expected lives of approximately three to five years. Pro forma compensation expense associated with options granted to employees totaled $1,013,000, $352,000, and $2,185,000 for 1998, 1999 and 2000, respectively. The weighted average fair value of these options was $1.54, $2.37 and $1.53 for 1998, 1999 and 2000, respectively.

                      Under the accounting provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have decreased to the pro forma amounts indicated below:


                      Year ended June 30,                                     1998            1999            2000
                      -----------------------------------------------------------------------------------------------
                      Net Income (Loss):
                         As reported                                  $   5,526,000  $    2,049,000  $    (345,000)
                         Pro forma (net of tax effect)                    4,918,000       1,838,000     (1,481,000)
                         Dilutive per common share                             0.24            0.09           (.02)
                         Dilutive per common share proforma                    0.22            0.08           (.08)
                      -----------------------------------------------------------------------------------------------

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



11.  Income Taxes            Deferred   tax   assets    (liabilities)    consist
                             principally of the following:

                             June 30,                                                       1999              2000
                             ----------------------------------------------------------------------------------------

                             Deferred Tax Assets:
                                Start up costs                                      $          --   $    1,173,000
                                Accounts receivable allowance and other                   240,000          210,000
                                Alternative minimum and state taxes                       244,000               --
                                Net operating loss carryforwards                          113,000               --
                             ----------------------------------------------------------------------------------------

                             Total deferred tax asset                                     597,000        1,383,000
                             Less valuation allowance                                     (97,000)              --
                             --------------------------------------------------------------------------------------

                             Net deferred tax asset                                 $     500,000   $    1,383,000
                             ----------------------------------------------------------------------------------------


                             Deferred Tax Liability:
                             Accumulated depreciation and amortization              $  (1,600,000)  $   (1,358,000)
                             ----------------------------------------------------------------------------------------

                             The net  deferred  income tax  liability as of June
                             30, 1999 and the net deferred income tax asset as of June 30, 2000 are presented in the balance sheets as follows:

                              June 30,                                                       1999              2000
                             -----------------------------------------------------------------------------------------

                             Current asset                                          $     500,000    $      210,000
                             Long-term liability                                    $   1,600,000    $      185,000
                             -----------------------------------------------------------------------------------------

                             The Company has recorded a deferred tax asset at $1,173,000 relating to start up costs of Egarden.com Inc. The Company intends to maintain 80% ownership of this subsidiary which is necessary for these costs to be deductible on a consolidated basis as they are amortized over a five-year period. The Company will continue to evaluate offers and will solicit bids for all or part of this subsidiary, but will only consider offers that would not result in material losses to this deferred tax asset.

                             At June 30, 1999, the Company established a $97,000 valuation allowance for the benefits pertaining to California NOLs, which were not estimated to be realizable prior to their expiration.

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



                             The income tax provision (benefit) consists of:


                             Year ended June 30,                          1998             1999              2000
                             ---------------------------------------------------------------------------------------

                             Current:
                                Federal                         $    2,104,000   $      336,000    $    1,420,000
                                State                                  570,000          204,000           319,000
                             ---------------------------------------------------------------------------------------

                                                                     2,674,000          540,000         1,739,000
                             ---------------------------------------------------------------------------------------

                             Deferred:
                                Federal                                126,000          682,000          (915,000)
                                State                                   65,000          128,000          (210,000)
                             ---------------------------------------------------------------------------------------
                                                                       191,000          810,000        (1,125,000)
                             ---------------------------------------------------------------------------------------

                                                                $    2,865,000   $    1,350,000    $      614,000
                             ---------------------------------------------------------------------------------------

                             The 1998 income tax expense consists of $3,600,000 expense from continuing operations reduced by a $735,000 benefit associated with the extraordinary expense. The 2000 income tax expense consists of a benefit of $558,000 from continuing operations reduced by income tax expense of $1,172,000 relating to the extraordinary gain and minority interest.

                             The following is a reconciliation between the Statutory Federal income tax rate and the Company's effective tax rate relating to income before minority interest and extraordinary gain (expense):


                             Year ended June 30,                                  1998        1999         2000
                             ---------------------------------------------------------------------------------------

                             Income  tax   provision   computed   at  Federal
                                Statutory rate                                   (34.0)%     (34.0)%       34.0%
                             State taxes, net of Federal tax effects              (6.0)       (6.0)         2.8
                             Nondeductible amortization and other                 (1.1)       (3.4)       (20.9)
                             Deductible UPOs and stock options                     7.3         1.0          2.2
                             Changes in  valuation  allowance on deferred tax
                                asset                                             (0.2)        2.7          3.8
                             ---------------------------------------------------------------------------------------

                             Income Tax Benefit (Expense)                        (34.0)%     (39.7)%       21.9%
                             ---------------------------------------------------------------------------------------

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



12.  Trade Credits             In  April  1996,  the  Company  entered  into  an
                               agreement to exchange unsold assets held for sale
                               for  credit   against  the  future   purchase  of
                               products  and  services.   This  transaction  was
                               reported at the estimated fair market value of the assets exchanged by the Company. No gain or loss was recognized on this transaction as the Company had previously written down its assets held for sale to their estimated fair market value. The agreement required the Company to pay a portion of the purchase price of the product or services received. Depending on the nature of the products or services purchased, the Company would receive a credit against the future price ranging from 10% to 45% of the cash purchase price. The
                               Company would also receive a percentage of the cash proceeds from the ultimate sale of the assets. The agreement provided that the Company would receive maximum total credits and cash totaling $1.6 million. In 1999, the Company expensed the remaining $944,000 of carrying value for these trade credits in conjunction with the restructuring discussed in Note 16.


13.  Supplemental Cash
     Flow Information          Year ended June 30,                           1998             1999              2000
                               ----------------------------------------------------------------------------------------

                               Cash paid (refunded) during the period for:

                                  Interest                         $    7,774,000   $    7,540,000     $   7,220,000

                                  Income taxes                     $    2,038,000   $    1,744,000     $  (1,020,000)
                               ----------------------------------------------------------------------------------------

                               Supplemental schedule of non-cash investing and financing activities:

                               During the year ended June 30, 2000, the Company granted options in conjunction with the sale of stock of a subsidiary with an estimated fair value of approximately $219,000.

                               During the year ended June 30, 2000, the Company granted options in conjunction with the exclusivity agreements discussed in the Summary of Accounting Policies with an estimated fair value of approximately $560,000.

                               During the year ended June 30, 1998, $350,000 of debt was converted into 154,000 shares of the Company's common stock.

                               In connection with business acquisitions in 1998,
                               1999  and  2000,   the   following   transactions
                               occurred:

                               Year ended June 30,                            1998             1999              2000
                               -----------------------------------------------------------------------------------------

                               Fair value of assets acquired       $    28,487,000   $   31,957,000   $       931,000

                               Issuance of stock options                        --               --          (132,000)

                               Liabilities assumed                        (354,000)      (4,867,000)               --
                               -----------------------------------------------------------------------------------------

                               Cash paid for assets acquired       $    28,133,000   $   27,090,000   $       799,000
                               -----------------------------------------------------------------------------------------

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


14.  Extraordinary Gain       As a  result  of  the  refinancing  of  all of the
     (Expense)                Company's  outstanding  debt in  April  1998,  the
                              write  off  of  the  entire  balance  of  deferred
                              financing   costs  at  April  1,   1998,   net  of
                              accumulated amortization, plus certain prepayment penalties totaling approximately $743,000 were recorded as an extraordinary expense during the year ended June 30, 1998.

                              During the year ended June 30, 2000, the Company purchased 250,781 of the outstanding 9.4% Cumulative Trust Preferred Securities issued by its subsidiary, U.S. Home & Garden Trust I, at approximately $15 per Trust Preferred Security. As of June 30, 2000, 2,279,219 Trust Preferred Securities were outstanding. The repurchase of these Trust Preferred Securities resulted in a $1,224,000 extraordinary gain (after provision for income taxes of $878,000). The Company purchased 24,000 Trust Preferred Securities from officers and directors under the same terms and conditions as described above.

15.  Earnings per Share       The following is a reconciliation  of the weighted
                              average number of shares used to compute basic and dilutive earnings per share:

                              Year ended June 30,                             1998             1999            2000
                              ----------------------------------------------------------------------------------------
                              Basic weighted average common             17,776,000       19,621,000      19,031,000
                                 shares outstanding
                              Dilutive effect of stock options and
                                 warrants                                5,032,000        3,974,000              --
                              ----------------------------------------------------------------------------------------
                              Dilutive weighted average common          22,808,000       23,595,000      19,031,000
                                 shares outstanding
                              ----------------------------------------------------------------------------------------

                              Options and warrants to purchase 140,000 and 1,477,000 shares of common stock in fiscal years 1999 and 2000, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the stock. Diluted earnings per share for the year ended June 30, 2000 is based only on the weighted average number of common shares outstanding as the inclusion of 1,407,000 common share equivalents would have been anti-dilutive.

                         U.S. Home & Garden Inc. and Subsidiaries


                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


16.  Restructuring            In  1999,  the  Company   recorded   restructuring
     Charges                  charges of $1,964,000,  relating to the closing of
                              the Weed Wizard  facility in Georgia.  The Company
                              recognized   approximately   $280,000  of  expense
                              related to lease termination fees and the disposal of property and equipment at the Weed Wizard facility; $1,093,000 of expense related to the write-off of trade credits and product rights associated with the discontinued product line; and $591,000 of expense for the termination benefits to be paid to 20 employees involved with the discontinued product line. The restructuring was completed during the year ended June 30, 2000. No additional costs were recognized during 2000 and no future costs or payments relating to this matter are expected.

17.  Contingency              In August 1999, the former principal  stockholders
                              of Ampro  commenced an action against the Company.
                              The plaintiffs are seeking additional  payments of
                              unspecified amounts to be made to them pursuant to
                              the Ampro stock purchase agreement. The plaintiffs
                              have also notified the Company that they intend to
                              arbitrate certain other issues concerning  closing
                              adjustments under the stock purchase agreement. In
                              addition   to  filing  an   Answer   denying   the
                              plaintiff's allegations,  the Company has asserted
                              certain   counterclaims   against  the  plaintiffs
                              alleging   various   breaches   of  the   purchase
                              agreement.

                              The Company holds $1.6 million in a separate escrow account. These funds were originally intended to be used to acquire the stock of Ampro. The ultimate use of these funds is expected to be determined as the disputes discussed above are resolved.

                              The Company and its subsidiaries are, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. Based on the facts currently available, management believes that such matters will not have a material adverse affect on the Company's consolidated financial condition, results of operations or cash flows. The amounts claimed may be substantial, and the ultimate liability cannot presently be determined because of uncertainties that exist. Therefore, it is possible the outcome of such legal proceeding, claims and litigation, could have a material adverse effect on quarterly or annual consolidated operating results, cash flows or financial condition of the Company when resolved in a future period.

18.  Unusual Item             During the year ended June 30,  2000,  the Company
                              discontinued production,  sale and distribution of
                              one of the  products  in its Weed  Wizard  product
                              line.  Additionally,  the  Company,  in  voluntary
                              compliance   with  the   recommendations   of  the
                              Consumer  Product  Safety   Commission   ("CPSC"),
                              instituted a recall of the  product.  Accordingly,
                              the Company  recorded a pretax  charge of $928,000
                              to  provide   for  recall   costs  and   inventory
                              write-offs.

                         U.S. Home & Garden Inc. and Subsidiaries

                       Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


  19. Segment  Reporting      The Company operates in two distinctive reportable
                              segments:  (1) the lawn and garden  industry  and,
                              (2) the  business-to-business  electronic commerce
                              (E-Commerce) industry. The Company's reportable segments are business units that offer different products and services and are managed separately due to different types of customers, technology, methods of distribution and marketing strategies.

                              The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on operating income or loss of each segment. Transactions between reportable segments are eliminated.

                              The revenues, operating income and identifiable assets of the reportable segments are as follows for the year ended June 30, 2000 (in thousands). The lawn and garden segment was the only reportable segment at June 30, 1999.


                              Revenues:
                                  Lawn and garden                 $     89,665
                                  E-Commerce                                --
                              --------------------------------------------------

                              Total Revenues                      $     89,665
                              --------------------------------------------------

                              Operating Income (Loss):
                                  Lawn and garden                 $      7,925
                                  E-Commerce                            (3,879)
                              --------------------------------------------------

                              Total Operating Income              $      4,046
                              --------------------------------------------------

                              Identifiable Assets:
                                  Lawn and garden                 $    137,445
                                  E-Commerce                             8,015
                                  Intercompany eliminations             (6,915)
                              --------------------------------------------------

                              Total Assets                        $    138,545
                              --------------------------------------------------

                              The  Company  does  not  have  material   revenue,
                              operating income or assets outside the United States.

                         U.S. Home & Garden Inc. and Subsidiaries

                       Notes to Consolidated Financial Statements


20.  Financial Instruments         The Company manages its interest rate risk on
                                   its  line-of-credit  borrowings  through  the
                                   purchase of an interest  rate swap  agreement
                                   which has effectively fixed the base interest
                                   rate on $15  million  of the $17  million  of
                                   variable  borrowings  outstanding at June 30,
                                   2000.  Under the  agreement,  the Company has
                                   effectively  fixed  the  base  rate  on a $15
                                   million   notional   amount  at  7.78%.   The
                                   interest rate swap agreement expires November
                                   1,  2000  and  the  Company's  line-of-credit
                                   borrowings  effectively  revert to a variable
                                   interest  rate  loan.  The fair  value of the
                                   Company's   interest   rate  swap   agreement
                                   represents  the estimated  receipt or payment
                                   that   would   be  made  to   terminate   the
                                   agreement. At June 30, 2000, the Company would have received an immaterial amount to terminate the agreement.

21.  Sale of Stock of              In  January  2000,  a  private  placement  of
     Subsidiary                    1,062,000   common  shares  and  warrants  of
                                   EGarden.com Inc. was completed.  Net proceeds
                                   from   the    private    placement    totaled
                                   approximately  $4.5  million and will be used
                                   to  fund   the   start-up   and   development
                                   expenditures  of  EGarden.com  Inc. After the
                                   completion  of  the  private   placement  and
                                   subsequent investment by the Company, the Company owns approximately 80% of the common stock of EGarden.com Inc.

                                Consolidated Financial
                                    Statement Schedule




                    ------------------------------------------------------------

                               U.S. Home & Garden Inc. and Subsidiaries


                         Schedule II--Valuation and Qualifying Accounts

--------------------------------------------------------------------------------





                                                           Charged to        Writeoffs
                                           Beginning        Costs and            of           Ending
                                             Balance         Expenses         Accounts        Balance
--------------------------------------------------------------------------------------------------------


Allowance for Doubtful Accounts
o   Year ended June 30, 1998               $  314,000       $  179,000      $  (94,000)     $  399,000

o   Year ended June 30, 1999               $  399,000       $  827,000      $ (235,000)     $  991,000

o   Year ended June 30, 2000               $  991,000       $  173,000      $ (589,000)     $  575,000

--------------------------------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            U.S. Home & Garden Inc.
                                                 (Registrant)

                                            By: /s/ Robert Kassel
                                               ----------------------
                                               Robert Kassel, Chief
                                               Executive Officer
Dated:  September 25, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/Robert Kassel                            Chairman of the Board of Directors,         September 25, 2000
----------------------                      Chief Executive Officer, President
Robert Kassel                               and Treasurer (Chief Executive and
                                            Financial Officer)

/s/ Maureen Kassel                          Vice-President,                             September 25, 2000
----------------------                      Secretary and Director
Maureen Kassel

/s/Richard Raleigh                          Chief Operating Officer                     September 25, 2000
----------------------                      and Director
Richard Raleigh

/s/ Donald Rutishauser                      Chief Financial Officer                     September 25, 2000
----------------------                      (Principal Accounting
Donald Rutishauser                          Officer)

/s/Brad Holsworth                           Director                                   September 25, 2000
----------------------
Brad Holsworth

/s/ John Schulberg                          Director                                    September 25, 2000
----------------------
Jon Schulberg

/s/ Fred Heiden                             Director                                    September 25, 2000
--------------------
Fred Heiden