Form 10-Q
period 2000-09-30
US HOME & GARDEN INC
filed 2000-11-14
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from __________________ to ___________________

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

                              Yes   X    No
                                 -------   ------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of November 1, 2000 there were 18,290,309 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

Consolidated balance sheets as of June 30, 2000
and September 30, 2000 (Unaudited)                                          1-2

Consolidated statements of income for the three months
ended September 30, 1999 and 2000 (Unaudited)                                 3

Consolidated statements of cash flows for the three months
ended September 30, 1999 and 2000 (Unaudited)                               4-5

Notes to consolidated financial statements                                  6-8

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                             9-14

Item 3. - Quantitative and Qualitative Disclosures About Market Risk      14-15


Part II. - Other Information

Item 1. - Legal Proceedings                                                  15

Item 2. - Changes in Securities                                              15

Item 6. - Exhibits and Reports on Form 8-K                                   15

Signatures                                                                   16

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                     Consolidated Balance Sheets


================================================================================

                                                                            June 30, 2000            September 30, 2000
                                                                          -------------------       -------------------
                                                                                                          (Unaudited)
Assets

Current
     Cash and cash equivalents                                            $  7,338,000               $  6,344,000
     Restricted cash                                                         1,582,000                  1,582,000
     Accounts receivable, less allowance for doubtful accounts
       and sales returns of $1,199,000 and $597,000                         19,972,000                 10,855,000
     Inventories                                                            12,843,000                 14,185,000
     Prepaid expenses and other current assets                                 606,000                    623,000
     Deferred tax asset                                                        210,000                    210,000
-----------------------------------------------------------------------------------------------------------------
Total Current Assets                                                        42,551,000                 33,799,000

Deferred Tax Asset                                                                  --                    955,000

Property and Equipment, net                                                 13,622,000                 13,964,000

Intangible Assets
     Excess of cost over net assets acquired, net                           73,395,000                 72,629,000
     Deferred financing costs, net of accumulated
       amortization of $372,000 and $422,000                                 3,093,000                  3,041,000
     Product rights, patents and trademarks, net of
       accumulated amortization of $47,000 and $55,000                         555,000                    571,000
     Non-compete agreement, net of accumulated
       amortization of $106,000 and $114,000                                 1,404,000                  1,396,000
     Package tooling costs, net of
       accumulated amortization  of $929,000 and $1,040,000                  1,359,000                  1,298,000
     Exclusivity agreements, net of accumulated
       amortization of $62,000 and $163,000                                  1,398,000                  1,455,000

Officer Receivables                                                            655,000                    645,000

Other Assets                                                                   513,000                    465,000
-----------------------------------------------------------------------------------------------------------------

Total Assets                                                              $138,545,000               $130,218,000
-----------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                     Consolidated Balance Sheets


================================================================================

                                                                            June 30, 2000        September 30, 2000
                                                                          ------------------     ------------------
                                                                                                    (Unaudited)
Liabilities and Stockholders' Equity
Current
     Current portion of acquisition line-of-credit                        $   3,125,000          $   2,250,000
     Accounts payable                                                         6,187,000              5,503,000
     Income taxes payable                                                     2,413,000              1,658,000
     Accrued expenses                                                         2,260,000              1,288,000
     Accrued commissions                                                      1,296,000                753,000
     Accrued co-op advertising                                                1,143,000                946,000
     Accrued rebates                                                          1,075,000              1,158,000
--------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                    17,499,000             13,556,000

Acquisition Line-of-Credit, less current portion                             13,875,000             12,750,000
Deferred Tax Liability                                                          185,000                     --
Other Long Term Liabilities                                                     792,000              1,040,000
Company Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trust Holding
  Solely Junior Subordinated Debentures                                      56,980,000             56,950,000
--------------------------------------------------------------------------------------------------------------
Total Liabilities                                                            89,331,000             84,296,000
--------------------------------------------------------------------------------------------------------------
Minority Interest in Equity of Affiliate                                      4,111,000              3,857,000
--------------------------------------------------------------------------------------------------------------

Stockholders' Equity
     Preferred stock, $.001 par value - shares authorized,
       1,000,000; no shares outstanding                                              --                     --
     Common stock, $0.001 par value-shares authorized,
       75,000,000; 21,751,000 and 21,433,000 shares
       issued at June 30, 2000 and September 30, 2000                            22,000                 21,000
     Additional paid-in capital                                              51,409,000             51,615,000
     Retained earnings                                                        4,359,000              1,608,000
--------------------------------------------------------------------------------------------------------------
                                                                             55,790,000             53,244,000
Less: Treasury Stock, 2,554,000 and 2,760,000 shares
     at cost at June 30, 2000 and September 30, 2000                        (10,687,000)           (11,179,000)
--------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                   45,103,000             42,065,000
--------------------------------------------------------------------------------------------------------------
                                                                          $ 138,545,000          $ 130,218,000
--------------------------------------------------------------------------------------------------------------


                   See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                               Consolidated Statements of Income

============================================================================================
        Three Months Ended September 30,                        1999                 2000
--------------------------------------------------------------------------------------------
                                                                       (Unaudited)
                                                           ---------------------------------
Net Sales                                                  $ 12,985,000         $ 13,111,000

Cost of Sales                                                 7,176,000            7,424,000
--------------------------------------------------------------------------------------------

Gross Profit                                                  5,809,000            5,687,000
--------------------------------------------------------------------------------------------
Operating Expenses
       Selling & shipping                                     3,468,000            4,331,000
       General and administrative                             2,969,000            4,043,000
       Depreciation                                             383,000              662,000
       Goodwill amortization                                    721,000              783,000
       Other amortization                                       104,000              278,000
--------------------------------------------------------------------------------------------
Total Operating Expenses                                      7,645,000           10,097,000
--------------------------------------------------------------------------------------------

Loss from Operations                                         (1,836,000)          (4,410,000)

Other Income (Expense)
       Investment income                                         73,000              135,000
       Interest expense                                      (1,818,000)          (1,663,000)
--------------------------------------------------------------------------------------------
Loss before Income Taxes, Minority Interest
  and Extraordinary Gain                                     (3,581,000)          (5,938,000)

Income Tax Benefit                                            1,600,000            2,966,000

Minority Interest in Loss of Affiliate                               --              217,000
--------------------------------------------------------------------------------------------

Loss Before Extraordinary Gain                               (1,981,000)          (2,755,000)
Extraordinary gain on purchase of Trust
  Preferred Securities, net of income taxes                          --                4,000
--------------------------------------------------------------------------------------------

Net Loss                                                   $ (1,981,000)        $ (2,751,000)
--------------------------------------------------------------------------------------------
Basic and Diluted Loss per Common Share                    $      (0.10)        $      (0.15)
--------------------------------------------------------------------------------------------
Weighted Average Common and Common
       Equivalent Shares Outstanding                         19,335,000           18,807,000
--------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows

=======================================================================================================

Three months ended September 30,                                       1999                  2000
-------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
                                                                  -------------------------------------

Cash Flows from Operating Activities:
    Net loss                                                      $ (1,981,000)           $ (2,751,000)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Minority interest in loss of affiliate                            --                (217,000)
          Extraordinary gain                                                --                  (4,000)
          Depreciation and other amortization                        1,274,000               1,723,000
          Deferred income taxes                                     (1,400,000)             (1,140,000)
          Compensation related to stock options                             --                  30,000
          Changes in operating assets and liabilities, net of
            assets acquired and liabilities assumed in business
            acquisitions:
               Accounts receivable                                  11,682,000               9,117,000
               Inventories                                             617,000              (1,342,000)
               Prepaid expenses and other current assets                66,000                 (17,000)
               Accounts payable and accrued expenses                (3,818,000)             (3,096,000)
               Other assets                                           (104,000)                 48,000
------------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                            6,336,000               2,351,000
------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
    Payment for purchase of businesses, net of cash
      acquired                                                        (153,000)                (16,000)
    Increase in officer receivables                                    (13,000)                (10,000)
    Purchase of property and equipment                                (896,000)             (1,003,000)
    Purchase of intangibles                                           (175,000)                (74,000)
------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                               (1,237,000)             (1,103,000)
------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
    Proceeds from issuances of stock                                    33,000                      --
    Purchases of mandatorily redeemable preferred
      securities                                                            --                 (22,000)
    Repurchase of common stock for treasury                           (990,000)               (492,000)
    Net proceeds from notes payable                                         --                 272,000

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows

===================================================================================================
Three Months Ended September 30,                                        1999               2000
---------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
                                                                  ---------------------------------

    Payment on bank line-of-credit                                   (500,000)          (2,000,000)
---------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                              (1,457,000)          (2,242,000)
---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                3,642,000             (994,000)

Cash and Cash Equivalents, beginning of period                      2,936,000            7,338,000
---------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                          $ 6,578,000          $ 6,344,000
===================================================================================================

Supplemental disclosure of Cash Flow Information
    Cash paid for interest                                        $ 1,774,000          $ 1,635,000
    Cash paid for taxes                                           $    22,000          $        --
---------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements


===============================================================================


1. The accompanying consolidated financial statements at September 30, 2000 and for the three months ended September 30, 1999 and 2000 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the three months ended September 30, 2000 are not necessarily indicative of the results of operations for a full year.

2. Refer to the audited consolidated financial statements for the year ended June 30, 2000, for details of accounting policies and detailed notes to the consolidated financial statements.

3.   Inventories consist of:

                                     June 30, 2000           September 30, 2000
     --------------------------------------------------------------------------
                                             (000)                         (000)

         Raw materials               $      8,390                 $       6,358

         Finished goods                     4,453                         7,827
         ----------------------------------------------------------------------
                                     $     12,843                 $      14,185
         ----------------------------------------------------------------------

4. The Company completed a financing agreement with Bank of America (the "Bank") on October 13, 1998. The agreement provides for a $25 million revolving acquisition line of credit ("the Acquisition Facility") to finance acquisitions and a $20 million working capital revolving line of credit ("the Working Capital Facility"). Borrowings under such credit facilities bear interest at variable annual rates chosen by the Company based on either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable marginal rate, or (ii) the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, in each case, plus an applicable marginal rate. The Acquisition Facility terminates June 30, 2001 and the outstanding balance is payable in quarterly payments starting on June 30, 2001 and ending on March 31, 2004. The Working Capital Facility terminates with the balance due on September 30, 2001. The Company is required to maintain a zero balance, under the Working Capital Facility, for at least 30 consecutive days during the period from July 1 to December 1 of each year. Moreover, if the Company elects to terminate the financing agreement prior to the expiration date, the outstanding balance must be prepaid together with a premium of 0.5% of the total facility.

     The Company's obligations under the Credit Agreement are guaranteed by its subsidiaries and secured by a security interest in favor of the Bank in substantially all of the assets of the Company and its subsidiaries. Upon

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements


===============================================================================

     the occurrence of an the assets of the Company and its subsidiaries. Upon the occurrence of an event of default specified in the Credit Agreement, the maturity of loans outstanding under the Credit Agreement may be accelerated by the Bank, which may also foreclose its security interest on the assets of the Company and its subsidiaries.

     Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on merger, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. At September 30, 2000, the Company was in violation of certain financial covenants; however, a waiver was obtained from the Bank.

5. Subsequent to September 30, 2000, the Company repurchased 382,000 shares of its common stock for approximately $748,000.

6. Segment Reporting. The Company operates in two distinctive reportable segments: (1) the lawn and garden industry and, (2) the business-to-business electronic commerce (E-Commerce) industry. The Company's reportable segments are business units that offer different products and services and are managed separately due to different types of customers, technology, methods of distribution and marketing strategies.

     The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on operating income or loss of each segment. Transactions between reportable segments are eliminated.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements


===============================================================================

     The revenues, operating income and identifiable assets of the reportable segments are as follows for the period ended September 30, 2000 (in thousands).

     Revenues:
              Lawn and Garden                         $  13,111
              E-Commerce                                     --
                                                      ---------

                       Total Revenue                  $  13,111
                                                      =========

     Operating (Loss):
              Lawn and Garden                         $  (2,055)
              E-Commerce                                 (2,355)
                                                      ---------
                       Total Operating (Loss)         $  (4,410)
                                                      =========


     Identifiable Assets:
              Lawn and Garden                         $ 128,631
              E-Commerce                                 12,365
              Intercompany Eliminations                 (10,778)
                                                      ---------
                       Total Assets                   $ 130,218
                                                      =========


     The Company does not have material revenue, operating income or assets outside the United States

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for the Company's future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, ability to successfully integrate recently acquired companies and products lines, the Company's ability to successfully commercialize its new business-to-business e-commerce website, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, and the general condition of the economy and its effect on the securities markets and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.


General

U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly owned subsidiaries, Egarden.com, Inc., Ampro Industries, Inc. ("Ampro"), Easy Gardener, Inc. ("Easy Gardener"), and Golden West Agri-Products, Inc., and Easy Gardener's wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. and Weed Wizard Acquisition Corp. Since 1992, the Company consummated eleven acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of approximately $111 million in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $72.6 million, net of accumulated amortization, at September 30, 2000. The Company is currently amortizing such goodwill using the straight-line method over various time periods ranging from 5 to 30 years.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                           Percentage of Net Sales
                                              Three Months Ended
                                               September 30,
                                               -------------

                                             1999       2000

Net sales                                   100.0%     100.0%
Cost of sales                                55.3       56.6
                                          -----------------------
Gross profit                                 44.7       43.4
Selling and shipping expenses                26.7       33.0
General and administrative expenses          22.9       30.8
Depreciation and amortization                 9.3       13.1
                                              ---       ----
Loss from operations                        (14.2)     (33.5)
Interest expense, net                       (13.4)     (11.7)
Income tax benefit                           12.3       22.6
Minority interest in loss of affiliate       --          1.6
                                          -----------------------
Loss before extraordinary items             (15.3)     (21.0)
Extraordinary items                          --         --
                                          -----------------------
Net Loss                                    (15.3)%    (21.0)%
                                          -----------------------


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net sales. Net sales increased by $126,000, or 1.0%, to $13.1 million during the three months ended September 30, 2000 from $13.0 million during the comparable period in 1999. The increase in net sales was primarily a result of internal growth of the Company's pre-existing product lines.

Gross profit. Gross profit decreased by $122,000, or 2.1%, to $5.7 million for the three months ended September 30, 2000 from $5.8 million during the comparable period in 1999. Gross profit as a percentage of net sales decreased to 43.4% during the three months ended September 30, 2000 from 44.7% during the comparable period in 1999. The decrease in gross profit was primarily attributable to reduced pricing on certain products sold to major retailers when compared to the September 30, 1999 period.

Selling and shipping expenses. Selling and shipping expenses increased $863,000, or 24.9% to $4.3 million during the three months ended September 30, 2000 from $3.5 million during the comparable period in 1999. Selling and shipping expenses as a percentage of net sales increased to 33.0% during the three months ended September 30, 2000 from 26.7% during the comparable period in 1999. This increase was primarily as a result of start-up selling and development costs for the Company's business-to-business e-commerce initiative Egarden.com, included in the three months ended September 30, 2000.

General and administrative expenses. General and administrative expenses increased $1.1 million or 36.2%, to $4.0 million during the three months ended September 30, 2000 from $3.0 million during the comparable period in 1999. This increase is primarily due to start-up and administrative costs for Egarden.com. As a percentage of net sales, general and administrative expenses increased to 30.8% during the three months ended September 30, 2000 from 22.9% during the comparable period in 1999.

Depreciation and amortization. Depreciation and amortization expenses increased by $515,000 or 42.6% to $1.7 million during the three months ended September 30, 2000 from $1.2 million during the comparable period in 1999. This increase is primarily as a result of the acquisition of Egarden.com, Inc and amortization related to certain exclusivity contracts for Egarden.com in conjunction with depreciation related to the implementation of the Company's new fully integrated enterprise resource planning system, QAD MFG/PRO. As a percentage of net sales, depreciation and amortization expenses increased to 13.1% during the three months ended September 30, 2000 from 9.3% during the comparable period in 1999.

Loss from operations. Loss from operations increased by $2.6 million or 140.2% to $4.4 million during the three months ended September 30, 2000, from $1.8 million during the comparable period in 1999. The loss from operations was primarily due to the seasonal nature of the Company's business and the start-up costs for Egarden.com of approximately $2.4 million. As a percentage of net sales, loss from operations increased to 33.5% for the three months ended September 30, 2000 from 14.2% during the comparable period in 1999.

Interest expense. Net interest expense decreased $217,000, or 12.4% to $1.5 million during the three months ended September 30, 2000, from $1.7 million during the comparable period in 1999. The decrease in interest expense is primarily related to the Company's repurchase of $6.3 million of the mandatorily redeemable trust preferred securities of its subsidiary, U.S. Home & Garden Trust I, during the prior ten months.

Income taxes. Income tax benefit increased to $3.0 million during the three months ended September 30, 2000 from $1.6 million during the comparable period in 1999, primarily due to the increase in the net loss before taxes. The income tax benefit or expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

Minority interest in loss of affiliate. Minority interest in loss of affiliate increased $217,000, net of tax expense of $217,000 during the three months ended September 30, 2000 from the comparable period in 1999. Minority interest relates to the Company's partial ownership of EGarden.com Inc. EGarden.com's results are fully consolidated in the Company's financial statements.

Net loss. Net loss increased by $770,000, or 38.9%, to $2.8 million during the three months ended September 30, 2000 from $2.0 million during the comparable period in 1999. Diluted net loss per common share increased $0.05 to $0.15 per share for the three months ended September 30, 2000 from $0.10 per share during the comparable period in 1999. The increase in diluted loss per common share is primarily attributable to the $930,000 of Egarden.com's net loss in conjunction with fewer weighted average common and common equivalent shares outstanding in the three months ended September 30, 2000 compared to the comparable period in the prior year due to the Company's repurchase of shares of its common stock.

Seasonality

The Company's sales are seasonal due to the nature of the lawn and garden business, in parallel with the annual growing season. The Company's sales and shipping are most active from late December through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. Additionally, since the Company has better adjusted its operations to respond to the (just-in-time) inventory management programs increasingly utilized by its major customers, it expects to ship an increasingly larger proportion of its total orders on an annual basis in the seasonally strong second half of the year. This shift of early seasonal product orders from December into January is expected to result in higher revenues in both the third and fourth quarters compared to the same period last year and slightly lower revenues in the second quarter compared to the same period last year. Sales typically decline by early to mid-summer.

Sales of the Company's agricultural products, which were not material during the three months ended September 30, 2000, are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.


Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through cash generated by operations; net proceeds from the Company's private placements and public sales of securities and borrowings from lending institutions.

At September 30, 2000, the Company had consolidated cash and short-term investments totaling $7.9 million, of which $1.6 million is restricted, and working capital of $20.2 million. At June 30, 2000, the Company had consolidated cash and short-term investments totaling $8.9 million, of which $1.6 million was restricted, and working capital of $25.1 million. The decrease in working capital is in line with the seasonal nature of the Company's business and the net loss for the period. During the first quarter, $492,000 was used for the repurchase of common stock for treasury and $2.0 million for repayments on the Company's acquisition line of credit.

Net cash provided by operating activities during the three months ended September 30, 2000 was $2.4 million consisting primarily of a decrease in accounts receivable in conjunction with amortization and depreciation, offset in part by a decrease in accounts payable, an increase in deferred tax assets and the net loss for the three months.

Net cash used in investing activities during the three months ended September 30, 2000 was $1.1 million, consisting primarily of cash used for the purchase of property and equipment and package design.

Net cash used in financing activities during the three months ended September 30, 2000 was $2.2 million, consisting primarily of the repurchase of approximately 206,000 shares of common stock for treasury and the $2.0 million repayment on the Company's acquisition line of credit.

On October 13, 1998, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America (the "Bank"). The Credit Agreement provides for a revolving credit facility of up to $25 million to finance the cost of acquisitions by the Company (the "Acquisition Facility") and a revolving credit facility of up to $20 million to finance the Company's working capital requirements (the "Working Capital Facility"). Borrowings under such credit facilities bear interest at variable annual rates chosen by the Company based on either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable marginal rate, or (ii) the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, in each case, plus an applicable marginal rate. The Acquisition Facility terminates at June 30, 2001 and the outstanding balance is payable in quarterly payments starting with June 30, 2001 and ending with March 31, 2004. The Working Capital Facility terminates with the balance due on September 30, 2001. The Company is required to maintain a zero balance, under the Working Capital Facility, for at least 30 consecutive days during the period from July 1 to December 1 of each year. Moreover, if the Company elects to terminate the financing agreement prior to the expiration date, the outstanding balance must be prepaid together with a premium of 0.5% of the total facility.

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

Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on merger, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. At September 30, 2000, the Company was in violation of certain financial covenants; however, a waiver was obtained from the Bank.

The Company believes that its operations will generate sufficient cash flow to service the debt it has incurred. However, if such cash flow is not sufficient to service such debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all.

As of September 30, 2000, the Company had a net deferred tax asset of $1.2 million primarily relating to start-up costs for Egarden.com which are being expensed for book purposes, but are capitalized for tax purposes as start-up costs until Company starts generating revenue, at which time these costs will be amortized over a five-year period. The start-up costs are largely offset by tax accumulated depreciation and amortization in excess of the book amount. Realization of the $1.2 million deferred tax asset depends on U.S. Home & Garden Inc. maintaining its 80% ownership in Egarden.com.

During the three months ended September 30, 2000, the Company purchased 1,000 shares of the outstanding 9.4% Cumulative Trust Preferred Securities issued by its subsidiary, U.S. Home & Garden Trust I, at an average price of $17.67. The shares were originally issued at $25 per share, resulting in a $4,000 extraordinary gain (after provision for income taxes) for the three months ended September 30, 2000. As of November 9, 2000, there were 2,278,019 shares outstanding at a market price of $12.94 per share.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for the Company for the quarter ending September 30, 2000.

The Company holds a derivative instrument at September 30, 2000, as described in
Item 3. The effects of adoption of SFAS 133 were not considered material to the Company's financial statements.

In June 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation No. 44 clarifies the application of APB No. 25 for certain issues including (i) the definition of employee for purposes of applying APB No. 25, (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company did not experience a material impact on the financial statements upon the adoption of Interpretation No. 44.

Inflation

Inflation  has   historically  not  had  a  material  effect  on  the  Company's operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line, the Company is exposed to the risk of rising interest rates. To minimize this risk, the Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowing on the Company's variable rate revolving credit agreement.

The following table provides information on the Company's fixed maturity debt as of September 30, 2000 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

The Acquisition Line of Credit had an              $25 million
interest rate ranging from 7.78% to 8.28%
for the three months ended September 30, 2000

Interests Rate Swaps
Notional amount                                    $15 million
Pay fixed/Receive variable -6.78%
Pay fixed interest rate    -6.15%

This swap agreement expires November 1, 2000 and reverts to a variable agreement rate loan. The Company does not intend to renew the interest rate swap upon its expiration.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Part I-Item 3 of the Company's Form 10-K for the fiscal year ended June 30, 2000 for a description of certain litigation in which the Company is involved.

Item 2.  Changes in Securities and Use of Proceeds

(c) During the quarter ended September 30, 2000 the Company issued to a director under its Non Employee Director Stock Option Plan five-year options to purchase 5,000 shares of the Company's common stock at $3.25 per share. The Company also issued to a financial advisor: (i) five-year warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $3.00 per share and (ii) five-year warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $7.00 per share. The options and warrants referred to above were issued in private transactions which were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule (For SEC use only)


     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2000

                                          U.S. Home & Garden Inc.
                                              (Registrant)


                                          /s/ Robert Kassel
                                          ----------------------------
                                          President, Chief Executive Officer


                                          /s/ Donald Rutishauser
                                          ----------------------------
                                          Chief Financial Officer