Form 10-Q
period 2000-12-31
US HOME & GARDEN INC
filed 2001-02-20
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from _________________ to ______________________

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

                              Yes_X_   No____


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of January 30, 2001 there were 17,638,379 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part I. -  Financial Information

Item 1. -  Consolidated Financial Statements

Consolidated balance sheets as of June 30, 2000
and December 31, 2000 (Unaudited)                                            1-2

Consolidated statements of income for the three months
and six months ended December 31, 1999 and 2000 (Unaudited)                    3

Consolidated statements of cash flows for the six months
ended December 31, 1999 and 2000 (Unaudited)                                 4-5

Notes to consolidated financial statements                                   6-8

Item 2. -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8-14

Item 3. -  Quantitative and Qualitative Disclosures About Market Risk         15


Part II. - Other Information

Item 1. -  Legal Proceedings                                                  16

Item 2. -  Changes in Securities                                              16

Item 6. -  Exhibits and Reports on Form 8-K                                   16

Signatures                                                                    17

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

                                                                                     December 31,
                                                                 June 30, 2000          2000
                                                                 -------------       ------------
                                                                                     (Unaudited)
Assets

Current
   Cash and cash equivalents                                     $  7,338,000     $  6,193,000
   Restricted cash                                                  1,582,000        1,582,000
   Accounts receivable, less allowance for doubtful accounts
     and sales returns of $1,199,000 and $479,000                  19,972,000       11,291,000
   Inventories                                                     12,843,000       18,523,000
   Prepaid expenses and other current assets                          606,000          848,000
   Refundable income taxes                                                 --        1,204,000
   Deferred tax asset                                                 210,000          210,000
----------------------------------------------------------------------------------------------
Total Current Assets                                               42,551,000       39,851,000

Deferred Tax Asset                                                         --        2,217,000

Property and Equipment, net                                        13,622,000       14,838,000

Intangible Assets
   Excess of cost over net assets acquired, net                    73,395,000       71,856,000
   Deferred financing costs, net of accumulated
     amortization of $372,000 and $469,000                          3,093,000        2,995,000
   Product rights, patents and trademarks, net of
     accumulated amortization of $47,000 and $65,000                  555,000          579,000
   Non-compete agreement, net of accumulated
     amortization of $106,000 and $120,000                          1,404,000        1,390,000
   Package tooling costs, net of accumulated
     amortization  of $929,000 and $1,150,000                       1,359,000        1,333,000
   Exclusivity agreements, net of accumulated
     amortization of $62,000 and $264,000                           1,398,000        1,353,000

Officer Receivables                                                   655,000          707,000

Other Assets                                                          513,000          488,000
----------------------------------------------------------------------------------------------
Total Assets                                                     $138,545,000     $137,607,000
----------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

                                                                                 December 31,
                                                               June 30, 2000        2000
                                                               -------------     -----------
                                                                                 (Unaudited)
Liabilities and Stockholders' Equity
Current
   Current portion of lines-of-credit                        $   3,125,000      $  16,375,000
   Accounts payable                                              6,187,000          5,746,000
   Income taxes payable                                          2,413,000               --
   Accrued expenses                                              2,260,000          2,624,000
   Accrued commissions                                           1,296,000            640,000
   Accrued co-op advertising                                     1,143,000            489,000
   Accrued rebates                                               1,075,000            870,000
---------------------------------------------------------------------------------------------

Total Current Liabilities                                       17,499,000         26,744,000

Acquisition Line of Credit, less current portion                13,875,000         11,625,000
Deferred Tax Liability                                             185,000               --
Other Long Term Liabilities                                        792,000            876,000
Company Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trust Holding
  Solely Junior Subordinated Debentures                         56,980,000         56,951,000
---------------------------------------------------------------------------------------------
Total Liabilities                                               89,331,000         96,196,000
---------------------------------------------------------------------------------------------
Minority Interest in Equity of Affiliate                         4,111,000          3,648,000
---------------------------------------------------------------------------------------------

Stockholders' Equity
   Preferred stock, $.001 par value - shares authorized,
    1,000,000; no shares outstanding                                    --                --
   Common stock, $0.001 par value-shares authorized,
    75,000,000; 21,751,000 and 21,433,000 shares
     issued at June 30, 2000 and December 31, 2000                  22,000             21,000
   Additional paid-in capital                                   51,409,000         51,745,000
   Retained earnings (deficit)                                   4,359,000         (1,389,000)
---------------------------------------------------------------------------------------------
                                                                55,790,000         50,377,000

Less: Treasury Stock, 2,554,000 and 3,664,000 shares
      at cost at June 30, 2000 and December 31, 2000           (10,687,000)       (12,614,000)
---------------------------------------------------------------------------------------------
Total Stockholders' Equity                                      45,103,000         37,763,000
---------------------------------------------------------------------------------------------
                                                             $ 138,545,000      $ 137,607,000
---------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                               Consolidated Statements of Income


================================================================================

                                                           Three Months Ended                   Six Months Ended
                                                                December 31,                     December 31,
                                                  --------------------------------    ------------------------------
                                                      1999               2000               1999             2000
--------------------------------------------------------------------------------------------------------------------
                                                           Unaudited                               Unaudited
                                                  --------------------------------    ------------------------------

Net Sales                                         $ 14,145,000      $ 11,369,000      $ 27,130,000      $ 24,480,000
Cost of Sales                                        7,420,000         5,979,000        14,596,000        13,403,000
--------------------------------------------------------------------------------------------------------------------
Gross Profit                                         6,725,000         5,390,000        12,534,000        11,077,000
--------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Selling and shipping                              3,904,000         3,673,000         7,372,000         8,004,000
   General and administrative                        3,206,000         4,592,000         6,174,000         8,635,000
   Depreciation                                        400,000           696,000           783,000         1,358,000
   Goodwill amortization                               731,000           784,000         1,452,000         1,567,000
   Other amortization                                  105,000           269,000           209,000           547,000
--------------------------------------------------------------------------------------------------------------------
                                                     8,346,000        10,014,000        15,990,000        20,111,000
--------------------------------------------------------------------------------------------------------------------
Loss from Operations                                (1,621,000)       (4,624,000)       (3,456,000)       (9,034,000)
Other Income (Expense)
   Investment income                                    59,000           111,000           162,000           246,000
   Interest expense                                 (2,003,000)       (1,763,000)       (3,851,000)       (3,426,000)
--------------------------------------------------------------------------------------------------------------------
Loss before Income Taxes,
   Minority Interests and
   Extraordinary Gain                               (3,565,000)       (6,276,000)       (7,145,000)      (12,214,000)
Income Tax Benefit                                   1,600,000         3,070,000         3,200,000         6,036,000
Minority Interest in Loss of Affiliates                   --             209,000              --             426,000
--------------------------------------------------------------------------------------------------------------------
Loss Before Extraordinary Gain                      (1,965,000)       (2,997,000)       (3,945,000)       (5,752,000)
Extraordinary gain on purchase of Trust
   Preferred Securities, net of income taxes              --                --                --               4,000
--------------------------------------------------------------------------------------------------------------------
Net Loss                                          $ (1,965,000)     $ (2,997,000)     $ (3,945,000)     $ (5,748,000)
--------------------------------------------------------------------------------------------------------------------
Basic and Diluted Loss per Common Share           $       (.10)     $       (.16)     $       (.20)     $       (.31)
--------------------------------------------------------------------------------------------------------------------
Weighted Average Common and Common Equivalent
   Shares Outstanding                               19,213,000        18,313,000        19,290,000        18,493,000
--------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Six months ended December 31,                                         1999               2000
-------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
                                                                   ------------------------------
Cash Flows from Operating Activities:
    Net loss                                                        $(3,945,000)     $(5,748,000)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Minority interest in loss of affiliate                           --           (426,000)
          Extraordinary gain                                               --             (4,000)
          Depreciation and other amortization                         2,568,000        3,472,000
          Deferred income taxes                                      (2,129,000)      (2,402,000)
          Compensation related to stock options                            --            160,000
          Proceeds from disposal of assets                                8,000             --
          Loss on disposal of assets                                     12,000             --
          Changes in operating assets and liabilities, net of
            assets acquired and liabilities assumed in business
            acquisitions:
               Accounts receivable                                    8,473,000        8,681,000
               Inventories                                           (1,806,000)      (5,680,000)
               Prepaid expenses and other current assets                149,000         (242,000)
               Accounts payable and accrued expenses                   (978,000)      (5,261,000)
               Other assets                                            (233,000)          25,000
-------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities                   2,119,000       (7,425,000)
-------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Payment for purchase of businesses, net of cash
      Acquired                                                         (150,000)         (27,000)
    (Increase) decrease in officer receivables                            7,000          (52,000)
    Purchase of property and equipment                               (1,940,000)      (2,570,000)
    Purchase of intangibles                                            (369,000)        (236,000)
-------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                (2,452,000)      (2,885,000)
-------------------------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Six months ended December 31,                                         1999               2000
--------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
                                                                   -------------------------------

Cash Flows from Financing Activities:
    Proceeds from issuances of stock                               $     54,000      $       --
    Purchases of mandatorily redeemable preferred securities               --             (22,000)
    Repurchase of common stock for treasury                          (1,788,000)       (1,927,000)
    Acquisition finance costs                                           (62,000)             --
    Proceeds from bank line-of-credit                                      --          11,000,000
    Other                                                                  --             114,000
--------------------------------------------------------------------------------------------------
Net Cash Provided by (Used) in Financing Activities                  (1,796,000)        9,165,000
--------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                            (2,129,000)       (1,145,000)

Cash and Cash Equivalents, beginning of period                        2,936,000         7,338,000
--------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                           $    807,000      $  6,193,000
--------------------------------------------------------------------------------------------------

Supplemental disclosure of Cash Flow Information
    Cash paid for interest                                         $  3,491,000      $  3,335,000
    Cash paid for taxes                                            $ (1,093,000)     $    (14,000)
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

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1. The accompanying consolidated financial statements at December 31, 2000 and for the three months and six months ended December 31, 1999 and 2000 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the six months ended December 31, 2000 are not necessarily indicative of the results of operations for a full year.

2. Refer to the audited consolidated financial statements for the year ended June 30, 2000, for details of accounting policies and detailed notes to the consolidated financial statements.

3.   Inventories consist of:
                                          June 30, 2000       December 31, 2000
     --------------------------------------------------------------------------
                                                   (000)                   (000)
     Raw materials                              $ 8,390                 $ 9,894
     Finished goods                               4,453                   8,629
     --------------------------------------------------------------------------
                                                $12,843                 $18,523
     --------------------------------------------------------------------------


4. The Company completed a financing agreement with Bank of America, N.A. (the "Bank") on October 13, 1998. The agreement provided for a $25 million revolving acquisition line of credit ("the Acquisition Facility") to finance acquisitions and a $20 million working capital revolving line of credit ("the Working Capital Facility"). Borrowings under such credit facilities bore interest at variable annual rates chosen by the Company based on either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable marginal rate, or (ii) the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, in each case, plus an applicable marginal rate. The Acquisition Facility terminates June 30, 2001 and the outstanding balance is payable in quarterly payments starting on June 30, 2001 and ending on March 31, 2004. The Working Capital Facility terminates with the balance due on September 30, 2001. The Company is required to maintain a zero balance, under the Working Capital Facility, for at least 30 consecutive days during the period from July 1 to December 1 of each year. Moreover, if the Company elects to terminate the financing agreement prior to the expiration date, the outstanding balance must be prepaid together with a premium of 0.5% of the total facility.

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

     Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on merger, liquidations, changes in business, investments,

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

     loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. At December 31, 2000, the Company was in violation of certain financial covenants; however, a waiver was obtained from the Bank which includes a reduction of the Acquisition Facility to $15 million, increases the interest rate paid under both the Acquisition Facility and the Working Capital Facility by 100 basis points and requires the Company to pay a waiver fee.

5. Segment Reporting. The Company operates in two distinctive reportable segments: (1) the lawn and garden industry and, (2) the business-to-business electronic commerce (E-Commerce) industry. The Company's reportable segments are business units that offer different products and services and are managed separately due to different types of customers, technology, methods of distribution and marketing strategies.

     The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on operating income or loss of each segment. Transactions between reportable segments are eliminated.

     The revenues, operating income and identifiable assets of the reportable segments are as follows for the period ended December 31, 2000. The lawn and garden segment was the only reportable segment at December 31, 1999.

                                             Three Months                    Six Months
(000)                                     Ended December 31,             Ended December 31,
                                                 2000                           2000
                                           ------------------             ------------------
Revenues:
      Lawn and Garden                           $  11,360                      $  24,471
      E-Commerce                                        9                              9
                                                ---------                      ---------
             Total Revenue                      $  11,369                      $  24,480
                                                =========                      =========

Operating (Loss):
      Lawn and Garden                           $  (2,099)                     $  (4,154)
      E-Commerce                                   (2,525)                        (4,880)
                                                ---------                      ---------
              Total Operating (Loss)            $  (4,624)                     $  (9,034)
                                                =========                      =========


                                            December 31, 2000
                                            -----------------

Identifiable Assets:
       Lawn and Garden                          $ 137,055
       E-Commerce                                  14,563
       Intercompany Eliminations                  (14,011)
                                                ---------
               Total Assets                     $ 137,607
                                                =========

The Company does not have material revenue, operating income or assets outside the United States.

6. Subsequent Event. Subsequent to December 31, 2000, the Company decided to close the Ampro Industries, Inc. facility in Michigan. The Company intends to continue to sell products that are currently being manufactured at Ampro's Michigan facility after the closure of the facility. The Company expects to recognize approximately $273,000 of expense relating to the disposal of property and equipment at the Ampro facility and approximately $1,000,000 of expense for the termination benefits to be paid to 60 employees involved with the facility during the quarter ending March 31, 2001. The restructuring is expected to be completed by September 30, 2001.


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


General

U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its subsidiaries, Egarden Inc., Ampro Industries, Inc. ("Ampro"), Easy Gardener, Inc. ("Easy Gardener"), and Golden West Agri-Products, Inc., and Easy Gardener's subsidiaries, Weatherly Consumer Products Group, Inc. and Weed Wizard Acquisition Corp. Since 1992, the Company consummated eleven acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of approximately $111 million in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $71.9 million, net of accumulated amortization, at December 31, 2000. The Company is currently amortizing such goodwill using the straight-line method over various time periods ranging from 5 to 30 years.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                          Three Months Ended         Six Months Ended
                                             December 31,               December 31,
                                             ------------              ------------
                                            1999        2000        1999        2000
Net sales                                  100.0%      100.0%      100.0%      100.0%
Cost of sales                               52.5        52.6        53.8        54.8
                                           ------------------      ------------------
Gross profit                                47.5        47.4        46.2        45.2
Selling and shipping expenses               27.6        32.3        27.2        32.7
General and administrative expenses         22.7        40.4        22.7        35.3
Depreciation and amortization                8.7        15.4         9.0        14.1
                                           ------------------      ------------------
Loss from operations                       (11.5)      (40.7)      (12.7)      (36.9)
Interest expense, net                      (13.7)      (14.5)      (13.6)      (13.0)
Income tax benefit                          11.3        27.0        11.8        24.7
Minority interest in loss of affiliate      --           1.8        --           1.7
                                           ------------------      ------------------
Loss before extraordinary item             (13.9)      (26.4)      (14.5)      (23.5)
Extraordinary item                          --          --          --          --
                                           ------------------      ------------------
Net loss                                   (13.9)%     (26.4)%     (14.5)%     (23.5)%
                                           ==================      ==================

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Net sales. Net sales decreased by $2.8 million, or 19.6%, to $11.4 million during the three months ended December 31, 2000 from $14.1 million during the comparable period in 1999. The decrease in net sales was primarily a result of major customers moving to just-in-time inventory management programs, which the Company expects will cause revenues to shift to the third and fourth quarters of its fiscal year.

Gross profit. Gross profit decreased by $1.3 million, or 19.9%, to $5.4 million for the three months ended December 31, 2000 from $6.7 million during the comparable period in 1999. Gross profit as a percentage of net sales decreased to 47.4% during the three months ended December 31, 2000 from 47.5% during the comparable period in 1999. The decrease in gross profit was primarily attributable to the decrease in net sales and reduced pricing on certain products sold to major retailers when compared to the December 31, 1999 period.

Selling and shipping expenses. Selling and shipping expenses decreased $231,000, or 5.9% to $3.7 million during the three months ended December 31, 2000 from $3.9 million during the comparable period in 1999. Selling and shipping expenses as a percentage of net sales increased to 32.3% during the three months ended December 31, 2000 from 27.6% during the comparable period in 1999. This decrease in expense and increase as a percent of net sales was primarily attributable to the decrease in net sales partially offset by start-up selling and development costs for the Company's business-to-business e-commerce initiative Egarden Inc., included in the three months ended December 31, 2000.

General and administrative expenses. General and administrative expenses increased $1.4 million or 43.2%, to $4.6 million during the three months ended December 31, 2000 from $3.2 million during the comparable period in 1999. This increase is primarily due to start-up and administrative costs for Egarden Inc. As a percentage of net sales, general and administrative expenses increased to 40.4% during the three months ended December 31, 2000 from 22.7% during the comparable period in 1999.

Depreciation and amortization. Depreciation and amortization expenses increased by $513,000 or 41.5% to $1.7 million during the three months ended December 31, 2000 from $1.2 million during the comparable period in 1999. This increase is primarily as a result of the acquisition of Egarden Inc. and amortization related to certain exclusivity contracts for Egarden Inc. in conjunction with depreciation related to the implementation of the Company's new fully integrated enterprise resource planning system, QAD MFG/PRO. As a percentage of net sales, depreciation and amortization expenses increased to 15.4% during the three months ended December 31, 2000 from 8.7% during the comparable period in 1999.

Loss from operations. Loss from operations increased by $3.0 million or 185.3% to $4.6 million during the three months ended December 31, 2000, from $1.6 million during the comparable period in 1999. The loss from operations was primarily due to the seasonal nature of the Company's business, decreased net sales and the start-up costs for Egarden Inc. of approximately $2.5 million. As a percentage of net sales, loss from operations increased to 40.7% for the three months ended December 31, 2000 from 11.5% during the comparable period in 1999.

Interest expense. Net interest expense decreased $292,000, or 15.0% to $1.7 million during the three months ended December 31, 2000, from $1.9 million during the comparable period in 1999. The decrease in interest expense is primarily related to the Company's repurchase of $6.3 million of the mandatorily redeemable trust preferred securities of its subsidiary, U.S. Home & Garden Trust I, during the prior twelve months.

Income taxes. Income tax benefit increased to $3.1 million during the three months ended December 31, 2000 from $1.6 million during the comparable period in 1999, primarily due to the increase in the net loss before taxes. The income tax benefit or expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

Minority interest in loss of affiliate. Minority interest in loss of affiliate increased $209,000, net of tax expense of $222,000, during the three months ended December 31, 2000 from the comparable period in 1999. Minority interest relates to the Company's partial ownership of Egarden Inc. Egarden's results are fully consolidated in the Company's financial statements.

Net loss. Net loss increased by $1.0 million, or 52.5%, to $3.0 million during the three months ended December 31, 2000 from $2.0 million during the comparable period in 1999. Net loss per common share increased $0.06 to $0.16 per share for the three months ended December 31, 2000 from $0.10 per share during the comparable period in 1999. The increase in net loss and net loss per common share is primarily attributable to lower net sales and increased start up costs for Egarden Inc. in conjunction with fewer weighted average common and common equivalent shares outstanding in the three months ended December 31, 2000 compared to the comparable period in the prior year due to the Company's repurchase of shares of its common stock.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31,
1999

Net sales. Net sales decreased by $2.7 million, or 9.8%, to $24.5 million during the six months ended December 31, 2000 from $27.1 million during the comparable period in 1999. The decrease in net sales was primarily due to the Company's major customers moving to just-in-time inventory management programs, which the Company expects will cause revenues to shift to the third and fourth quarters of its fiscal year.

Gross profit. Gross profit decreased by $1.5 million, or 11.6%, to $11.1 million for the six months ended December 31, 2000 from $12.5 million during the comparable period in 1999. Gross profit as a percentage of net sales decreased to 45.2% during the six months ended December 31, 2000 from 46.2% during the comparable period in 1999. The decrease in gross profit was due primarily to the decrease in net sales and reduced pricing on certain products sold to major retailers when compared to the December 31, 1999 period.

Selling and shipping expenses. Selling and shipping expenses increased $632,000, or 8.6% to $8.0 million during the six months ended December 31, 2000 from $7.4 million during the comparable period in 1999. Selling and shipping expenses as a percentage of net sales increased to 32.7% during the six months ended December 31, 2000 from 27.2% during the comparable period in 1999. This increase was primarily attributable to start-up selling and development costs for Egarden Inc. partially offset by less selling and shipping costs as a result of the decrease in net sales.

General and administrative expenses. General and administrative expenses increased $2.5 million or 39.9% to $8.6 million during the six months ended December 31, 2000 from $6.2 million during the comparable period in 1999. This increase is primarily due to start-up and administrative costs for Egarden Inc. As a percentage of net sales, general and administrative expenses increased to 35.3% during the six months ended December 31, 2000 from 22.7% during the comparable period in 1999.

Depreciation and amortization. Depreciation and amortization expenses increased by $1.0 million or 42.1% to $3.5 million during the six months ended December 31, 2000 from $2.4 million during the comparable period in 1999. This increase is primarily as a result of the acquisition of Egarden Inc and amortization related to certain exclusivity contracts in conjunction with depreciation related to the implementation of the Company's new fully integrated enterprise resource planning system, QAD MFG/PRO. As a percentage of net sales, depreciation and amortization expenses increased to 14.1% during the six months ended December 31, 2000 from 9.0% during the comparable period in 1999.

Loss from operations. During the six months ended December 31, 2000 the Company's loss from operations increased by $5.6 million or 161.4% to $9.0 million during the six months ended December 31, 2000, from $3.5 million during the comparable period in 1999. The loss from operations was primarily due to the seasonal nature of the Company's business, the start-up costs for Egarden Inc. of approximately $4.9 million and the decrease in net sales. As a percentage of net sales, loss from operations increased to 36.9% for the six months ended December 31, 2000 from 12.7% during the comparable period in 1999.

Interest expense. Net interest expense decreased $509,000, or 13.8% to $3.2 million during the six months ended December 31, 2000, from $3.7 million during the comparable period in 1999. The decrease in interest expense is primarily related to the Company's repurchase of $6.3 million of the mandatorily redeemable trust preferred securities of its subsidiary, U.S. Home & Garden Trust I, during the prior twelve months.

Income taxes. Income tax benefit increased to $6.0 million during the six months ended December 31, 2000 from $3.2 million during the comparable period in 1999, primarily due to the increase in the net loss before taxes. The income tax benefit or expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

Minority interest in loss of affiliate. Minority interest in loss of affiliate increased $426,000, net of tax expense of $439,000, during the six months ended December 31, 2000 from the comparable period in 1999. Minority interest relates to the Company's partial ownership of Egarden Inc. Egarden results are fully consolidated in the Company's financial statements.

Net loss. Net loss increased by $1.8 million, or 45.7%, to $5.7 million during the six months ended December 31, 2000 from $3.9 million during the comparable period in 1999. Net loss per common share increased $0.11 to $0.31 per share for the six months ended December 31, 2000 from $0.20 per share during the comparable period in 1999. The increase in net loss and net loss per common share is primarily attributable to decreased net sales and increased start-up costs for the Egarden Inc. in conjunction with fewer weighted average common and common equivalent shares outstanding in the six months ended December 31, 2000 compared to the comparable period in the prior year.

Seasonality

The Company's sales are seasonal due to the nature of the lawn and garden business, in parallel with the annual growing season. The Company's sales and shipping are most active from late December through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. Additionally, since the Company has better adjusted its operations to respond to the just-in-time inventory management programs increasingly utilized by its major customers, it expects to ship an increasingly larger proportion of its total orders on an annual basis in the seasonally strong second half of the year. This shift of early seasonal product orders from the fiscal second quarter into the third quarter is expected to result in higher revenues in both the fiscal third and fourth quarters compared to the same period last year and resulted in lower revenues in the second quarter compared to the same period last year. Sales typically decline by early to mid-summer.

Sales of the Company's agricultural products, which were not material during the three months ended December 31, 2000, are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.


Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through cash generated by operations; net proceeds from the Company's private placements and public sales of securities and borrowings from lending institutions.

At December 31, 2000, the Company had consolidated cash and short-term investments totaling $7.8 million, of which $1.6 million is restricted, and working capital of $13.1 million. At June 30, 2000, the Company had consolidated cash and short-term investments totaling $8.9 million, of which $1.6 million was restricted, and working capital of $25.1 million. The decrease in working capital is primarily attributable to the increase in the current portion of lines-of-credit as result of the start-up costs for Egarden Inc. in conjunction with the purchase of equipment, seasonal nature of the Company's business, net loss for the period, repurchase of common stock for treasury and repayments on the Company's acquisition line of credit.

Net cash used by operating activities during the six months ended December 31, 2000 was $7.4 million consisting primarily of the net loss for the six months in conjunction with a decrease in accounts payable and an increase in inventories offset in part by a decrease in accounts receivable in conjunction with amortization and depreciation.

Net cash used in investing activities during the six months ended December 31, 2000 was $2.9 million, consisting primarily of cash used for the purchase of property and equipment and package design.

Net cash provided by financing activities during the six months ended December 31, 2000 was $9.2 million, consisting primarily of proceeds from the Company's working capital line of credit offset in part by the repurchase of common stock for treasury.

On October 13, 1998, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America , N.A.(the "Bank"). The Credit Agreement provides for a revolving credit facility of up to $25 million to finance the cost of acquisitions by the Company (the "Acquisition Facility") and a revolving credit facility of up to $20 million to finance the Company's working capital requirements (the "Working Capital Facility"). Borrowings under such credit facilities bear interest at variable annual rates chosen by the Company based on either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable marginal rate, or (ii) the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, N.A., in each case, plus an applicable marginal rate. The Acquisition Facility terminates at June 30, 2001 and the outstanding balance is payable in quarterly payments starting with June 30, 2001 and ending with March 31, 2004. The Working Capital Facility terminates with the balance due on September 30, 2001. The Company is required to maintain a zero balance, under the Working Capital Facility, for at least 30 consecutive days during the period from July 1 to December 1 of each year. Moreover, if the Company elects to terminate the financing agreement prior to the expiration date, the outstanding balance must be prepaid together with a premium of 0.5% of the total facility.

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

Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on merger, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. At December 31, 2000, the Company was in violation of certain financial covenants; however, a waiver was obtained from the Bank which includes a reduction of the Acquisition Facility to $15 million, increases the interest rate paid under both the Acquisition Facility and the Working Capital Facility by 100 basis points and requires the Company to pay a waiver fee.

The Company has recently commenced discussions with the Bank regarding a new credit agreement to replace the expiring Credit Agreement. There can be no assurances that a new credit agreement with the Bank will be executed on terms equal to or more favorable than the expiring Credit Agreement, or that a new agreement can be completed. The Company believes that, if necessary, it can obtain alternate financing from other sources on satisfactory terms.

The Company believes that its operations will generate sufficient cash flow to service the debt it has incurred. However, if such cash flow is not sufficient to service such debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all.

As of December 31, 2000, the Company had a net deferred tax asset of $2.2 million primarily relating to start-up costs for Egarden Inc. which are being expensed for book purposes, but are capitalized for tax purposes as start-up costs until Egarden Inc. starts generating revenue, at which time these costs will be amortized over a five-year period. The start-up costs are largely offset by accumulated tax depreciation and amortization in excess of the book amount. Realization of the $2.2 million deferred tax asset depends on U.S. Home & Garden Inc. maintaining its 80% ownership in Egarden Inc. The Company will continue to evaluate its investment in Egarden Inc. and expects to see early sales orders generated in the third quarter for shipment in the third and fourth quarters. While the Company believes that Egarden's losses will narrow in the future, if the losses remain at current levels, Egarden will require further investment by the Company or outside equity financing within the next year.

At December 31, 2000, the Company's Trust Preferred obligation was approximately $57 million. As of January 26, 2001, there were 2,278,019 Trust Preferred shares outstanding at a market price of $14.00 per share.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings' effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 was effective for the Company for the quarter ending September 30, 2000.

The Company does not hold any derivative instruments at December 31, 2000. The effects of adoption of SFAS 133 were not considered material to the Company's financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of December 31, 2000 that are sensitive to changes in interest rates.

The Acquisition Line of Credit had an                            $25 million
interest rate ranging from 7.78% to 8.34%
for the six months ended December 31, 2000

The Working Capital Line of Credit had an                        $20 million
interest rate ranging from 7.99% to 8.13% for the three months ended December 31, 2000.
There was no outstanding balance on the
Working Capital Line of Credit for the
three months ended September 30, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Part I-Item 3 of the Company's Form 10-K for the fiscal year ended June 30, 2000 for a description of certain litigation in which the Company is involved. With respect to the pending action against A.A.B.B., Inc. brought by the Company's subsidiary, Weed Wizard Acquisition Corp., ("Weed Wizard"), in October 2000 A.A.B.B., Inc. asserted a counterclaim for breach of contract against Weed Wizard alleging that it is owed $720,267, plus interest, representing an adjustment to the purchase price allegedly required to be made pursuant to the agreement in which Weed Wizard acquired certain A.A.B.B. Inc.'s assets. A.A.B.B., Inc. is also seeking to recover attorney's fees. The Company denies any liability and intends to defend this counterclaim. The Kurz v. Weed Wizard action is no longer pending as the action was recently voluntarily dismissed by the plaintiff, without prejudice.


Item 2. Changes in Securities and Use of Proceeds

(c) During the quarter ended December 31, 2000 the Company extended the expiration date of previously issued warrants, plan and non-plan options to purchase an aggregate of 3,039,911 shares of common stock at prices ranging from $1.69 to $3.25 in transactions that were exempt from the registration provisions of the Securities Act of 1933 by virtue of the exemptions provided by Sections 2(a)(3) and/or 4(2) thereof.

Item 6. Exhibits and Reports on Form 8-K

(a)  None.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2001

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