Form 10-Q
period 2001-03-31
US HOME & GARDEN INC
filed 2001-05-18
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


From the transition period from                    to
                               --------------------  --------------------


Commission File Number 001-14015


                             U.S. HOME & GARDEN INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                              77-0262908
(State or other jurisdiction                                  IRS Employer
of incorporation or organization)                        (Identification Number)


655 Montgomery Street
San Francisco, California                                        94111
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

                              Yes   X    No
                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of May 4, 2001 there were 17,628,379 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part I. -  Financial Information

Item 1. -  Consolidated Financial Statements

Consolidated balance sheets as of June 30, 2000                             1-2
and March 31, 2001 (Unaudited)

Consolidated statements of income for the three months and nine
months ended March 31, 2000 and 2001 (Unaudited)                              3

Consolidated statements of cash flows for the nine months                   4-5
ended March 31, 2000 and 2001 (Unaudited)

Notes to consolidated financial statements                                  6-8

Item 2. -  Management's Discussion and Analysis of Financial               8-14
Condition and Results of Operations

Item 3. -  Quantitative and Qualitative Disclosures About Market Risk        15

Part II. - Other Information

Item 1. -  Legal Proceedings                                                 16

Item 6. -  Exhibits and Reports on Form 8-K                                  16

Signatures                                                                   17

                    U.S. Home & Garden Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                               June 30, 2000  March 31, 2001
                                                               -------------  -------------
                                                                               (Unaudited)
Assets

Current
     Cash and cash equivalents                                  $  7,338,000   $  3,811,000
     Restricted cash                                               1,582,000             --
     Accounts receivable, less allowance for doubtful
       accounts and sales returns of $1,199,000 and $1,113,000    19,972,000     26,058,000
     Inventories                                                  12,843,000     18,595,000
     Prepaid expenses and other current assets                       606,000        775,000
     Refundable income taxes                                              --      1,249,000
     Deferred tax asset                                              210,000        210,000
                                                                ------------   ------------

Total Current Assets                                              42,551,000     50,698,000

Deferred Tax Asset                                                 1,173,000      2,740,000

Property and Equipment, net                                       13,622,000     14,962,000

Intangible Assets
     Excess of cost over net assets acquired, net                 73,395,000     71,421,000
     Deferred financing costs, net of accumulated
         amortization of $372,000 and $516,000                     3,093,000      2,948,000
     Product rights, patents and trademarks, net of
         accumulated amortization of $47,000 and $75,000             555,000        569,000
     Non-compete agreement, net of accumulated
         amortization of $106,000 and $126,000                     1,404,000      1,384,000
     Package tooling costs, net of accumulated
         amortization  of $929,000 and $1,267,000                  1,359,000      1,390,000
     Exclusivity agreements, net of accumulated
         amortization of $62,000 and $366,000                      1,398,000      1,252,000

Officer Receivables                                                  655,000        716,000

Other Assets                                                         513,000        289,000
                                                                ------------   ------------
Total Assets                                                    $139,718,000   $148,369,000
                                                                ============   ============


          See accompanying notes to consolidated financial statements.

                    U.S. Home & Garden Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                             June 30, 2000    March 31, 2001
                                                             -------------    --------------
                                                                                (Unaudited)
Liabilities and Stockholders' Equity
Current
     Current portion of lines-of-credit                      $   3,125,000    $  34,900,000
     Accounts payable                                            6,187,000       10,262,000
     Income taxes payable                                        2,413,000               --
     Accrued expenses                                            2,260,000        3,066,000
     Accrued commissions                                         1,296,000        1,293,000
     Accrued co-op advertising                                   1,143,000          453,000
     Accrued rebates                                             1,075,000        1,340,000
                                                             -------------    -------------

Total Current Liabilities                                       17,499,000       51,314,000

Acquisition Line of Credit, less current portion                13,875,000               --
Deferred Tax Liability                                           1,358,000          553,000
Other Long Term Liabilities                                        792,000          388,000
Company Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trust Holding
  Solely Junior Subordinated Debentures                         56,980,000       56,951,000
                                                             -------------    -------------
Total Liabilities                                               90,504,000      109,206,000
                                                             -------------    -------------
Minority Interest in Equity of Affiliate                         4,111,000        3,255,000
                                                             -------------    -------------

Stockholders' Equity
     Preferred stock, $.001 par value - shares authorized,
      1,000,000; no shares outstanding                                  --               --
     Common stock, $0.001 par value-shares authorized,
      75,000,000; 21,751,000 and 21,433,000 shares
       issued at June 30, 2000 and March 31, 2001                   22,000           21,000
     Additional paid-in capital                                 51,409,000       51,816,000
     Retained earnings (deficit)                                 4,359,000       (3,160,000)
                                                             -------------    -------------
                                                                55,790,000       48,677,000
Less: Treasury Stock, 2,554,000 and 3,805,000 shares
     at cost at June 30, 2000 and March 31, 2001               (10,687,000)     (12,769,000)
                                                             =============    =============
Total Stockholders' Equity                                      45,103,000       35,908,000
                                                             =============    =============
Total Liabilities and Stockholders' Equity                   $ 139,718,000    $ 148,369,000
                                                             =============    =============


          See accompanying notes to consolidated financial statements.

                    U.S. Home & Garden Inc. and Subsidiaries

                        Consolidated Statements of Income


                                                                  Three Months Ended March 31,        Nine Months Ended March 31,
                                                              -----------------------------------   -------------------------------
                                                                  2000               2001               2000               2001
                                                              ------------       ------------       ------------       ------------
                                                                        Unaudited                              Unaudited
                                                              -------------------------------       -------------------------------
Net Sales                                                     $ 36,494,000       $ 26,511,000       $ 63,624,000       $ 50,991,000
Cost of Sales                                                   19,218,000         14,169,000         33,814,000         27,551,000
Unusual Item                                                       928,000                 --            928,000                 --
                                                              ------------       ------------       ------------       ------------
Gross Profit                                                    16,348,000         12,342,000         28,882,000         23,440,000
                                                              ------------       ------------       ------------       ------------
Operating Expenses
   Selling and shipping                                          6,545,000          5,024,000         13,917,000         13,028,000
   General and administrative                                    1,956,000          4,103,000          8,130,000         12,738,000
   Restructuring charges                                                --            800,000                 --            800,000
   Depreciation                                                    427,000            731,000          1,210,000          2,105,000
   Goodwill amortization                                           721,000            821,000          2,173,000          2,388,000
   Other amortization                                              278,000            281,000            487,000            833,000
                                                              ------------       ------------       ------------       ------------
                                                                 9,927,000         11,760,000         25,917,000         31,892,000
                                                              ------------       ------------       ------------       ------------
Income (Loss) from Operations                                    6,421,000            582,000          2,965,000         (8,452,000)
Other Income (Expense)
   Investment income                                                95,000            151,000            257,000            397,000
   Interest expense                                             (1,875,000)        (2,007,000)        (5,726,000)        (5,433,000)
                                                              ------------       ------------       ------------       ------------
Income (Loss) before Income Taxes, Minority
   Interest and Extraordinary Gain                               4,641,000         (1,274,000)        (2,504,000)       (13,488,000)
Income Tax Benefit (Expense)                                    (2,108,000)          (840,000)         1,092,000          5,196,000
Minority Interest in Loss of Affiliates                            259,000            343,000            259,000            769,000
                                                              ------------       ------------       ------------       ------------
Income (Loss) Before Extraordinary Gain                          2,792,000         (1,771,000)        (1,153,000)        (7,523,000)

Extraordinary gain on purchase of Trust
   Preferred Securities, net of income taxes                       943,000                 --            943,000              4,000
                                                              ------------       ------------       ------------       ------------
Net Income (Loss)                                             $  3,735,000       $ (1,771,000)      $   (210,000)      $ (7,519,000)
                                                              ============       ============       ============       ============
Weighted Average Common Shares
   Outstanding-basic                                            19,157,000         17,638,000         19,033,000         18,212,000
Earnings (Loss) per share-basic
Income (Loss) before extraordinary gain                       $        .14       $       (.10)      $       (.06)      $       (.41)
Extraordinary gain                                                     .05                 --                .05                 --
                                                              ------------       ------------       ------------       ------------
Net Income (Loss)                                             $        .19       $       (.10)      $       (.01)      $       (.41)
                                                              ============       ============       ============       ============
Weighted average common shares
   outstanding-diluted                                          21,627,000         17,638,000         19,033,000         18,212,000
Earnings (Loss) per share-diluted
Income (Loss) before extraordinary gain                       $        .13       $       (.10)      $       (.06)      $       (.41)
Extraordinary gain                                                     .04                 --                .05                 --
                                                              ------------       ------------       ------------       ------------
Net Income (Loss)                                             $        .17       $       (.10)      $       (.01)      $       (.41)
                                                              ============       ============       ============       ============


          See accompanying notes to consolidated financial statements.

                    U.S. Home & Garden Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


Nine months ended March 31,                                              2000            2001
                                                                     ------------    ------------
                                                                             (Unaudited)
                                                                     ----------------------------
Cash Flows from Operating Activities:
    Net loss                                                        $   (210,000)   $ (7,519,000)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                   3,870,000       5,326,000
       Minority interest in loss of affiliate                           (259,000)       (769,000)
       Deferred income taxes                                             600,000      (2,372,000)
       Loss on disposal of assets                                          9,000              --
       Extraordinary gain                                               (943,000)         (4,000)
       Compensation related to stock options                                  --         231,000
       Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
       Accounts receivable                                           (12,772,000)     (6,086,000)
       Inventories                                                     1,219,000      (5,752,000)
       Prepaid expenses and other current assets                         362,000        (219,000)
       Accounts payable and accrued expenses                           1,554,000         371,000
       Other assets                                                     (280,000)        224,000
                                                                    ------------    ------------

Net Cash Used in Operating Activities                                 (6,850,000)    (16,569,000)
                                                                    ------------    ------------

Cash Flows from Investing Activities:
       Payment for purchase of businesses, net of cash acquired         (338,000)       (413,000)
       Decrease (increase) in restricted cash                           (582,000)      1,582,000
       Decrease (increase) in officer receivables                          2,000         (61,000)
       Purchase of property and equipment                             (1,896,000)     (3,445,000)
       Proceeds from disposal of assets                                   23,000              --
       Purchase of intangibles                                          (788,000)       (411,000)
                                                                    ------------    ------------

Net Cash Used in Investing Activities                                 (3,579,000)     (2,748,000)
                                                                    ------------    ------------

                    U.S. Home & Garden Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


Nine months ended March 31,                                          2000            2001
                                                                ------------    ------------
                                                                        (Unaudited)
                                                                ----------------------------
Cash Flows from Financing Activities:
    Proceeds from issuances of stock                            $    121,000    $         --
    Proceeds from sale of stock of subsidiary                      4,769,000              --
    Repurchase of common stock for treasury                       (1,793,000)     (2,082,000)
    Repurchase of mandatorily redeemable preferred securities     (2,947,000)        (22,000)
    Acquisition finance costs                                        157,000              --
    Proceeds from bank line of credit                             14,500,000      19,900,000
    Payments on lines-of-credit                                   (1,000,000)     (2,000,000)
    Other                                                            (77,000)         (6,000)
                                                                ------------    ------------
Net Cash Provided by Financing Activities                         13,730,000      15,790,000
                                                                ------------    ------------

Net (decrease) increase in cash and cash equivalents               3,301,000      (3,527,000)

Cash and Cash Equivalents, beginning of period                     2,936,000       7,338,000
                                                                ------------    ------------

Cash and Cash Equivalents, end of period                        $  6,237,000    $  3,811,000
                                                                ============    ============

Supplemental disclosure of Cash Flow
 Information
    Cash paid for interest                                      $  5,326,000    $  5,311,000
    Cash paid for taxes/ (refund of taxes)                      $ (1,244,000)   $     34,000
                                                                ============    ============


          See accompanying notes to consolidated financial statements.

                    U.S. Home & Garden Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. The accompanying consolidated financial statements at March 31, 2001 and for the three months and nine months ended March 31, 2000 and 2001 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the nine months ended March 31, 2001 are not necessarily indicative of the results of operations for a full year.

2. Refer to the audited consolidated financial statements for the year ended June 30, 2000, for details of accounting policies and detailed notes to the consolidated financial statements.

3.   Inventories consist of:
                                    June 30, 2000                 March 31, 2001
     --------------------------------------------------------------------------
                                            (000)                          (000)

     Raw materials                     $   8,390                     $    8,475
     Finished goods                        4,453                         10,120
     --------------------------------------------------------------------------

                                      $   12,843                     $   18,595
     ==========================================================================

4. The Company completed a Credit Agreement with Bank of America (the "Bank") on October 13, 1998. The Credit Agreement originally provided for a $25 million revolving acquisition line of credit ("the Acquisition Facility") to finance acquisitions and a $20 million working capital revolving line of credit ("the Working Capital Facility"). The Credit Agreement provided that borrowings under such credit facilities will bear interest at variable rates equal to the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, in each case, plus an applicable marginal rate.

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

     Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on merger, liquidations, changes in business, investments,

                    U.S. Home & Garden Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


     loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. At March 31, 2001, the Company was in violation of certain financial covenants; however, a waiver was obtained from the Bank which includes a reduction of the Acquisition Facility to $11.75 million, increases the interest rate paid under both the Acquisition Facility and the Working Capital Facility by an additional 200 basis points and requires the Company to pay a waiver fee.

     The Acquisition Facility terminates May 15, 2001 and the outstanding balance is payable in quarterly payments starting on June 30, 2001 and ending on September 30, 2003. The Working Capital Facility terminates with the balance due on September 30, 2001. The Company is required to maintain a zero balance, under the Working Capital Facility, for at least 30 consecutive days during the period from July 1 to December 1 of each year. Moreover, if the Company elects to terminate the financing agreement prior to the expiration date, the outstanding balance must be prepaid together with a premium of 0.5% of the total facility.

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

     The revenues and operating income of the reportable segments are as follows for the period ended March 31, 2000 and 2001.

(000)                                  Three Months Ended March 31,      Nine Months Ended March 31,
                                       ---------------------------       ---------------------------
                                          2000             2001             2000             2001
                                        --------         --------         --------         --------
Revenues:
      Lawn and Garden                   $ 36,494         $ 26,507         $ 63,624         $ 50,978
      E-Commerce                              --                4               --               13
                                        --------         --------         --------         --------
          Total Revenue                 $ 36,494         $ 26,511         $ 63,624         $ 50,991
                                        ========         ========         ========         ========

Operating Income (Loss):
      Lawn and Garden                   $  8,342         $  2,855         $  5,437         $ (1,299)
      E-Commerce                          (1,921)          (2,273)          (2,472)          (7,153)
                                        --------         --------         --------         --------
   Total Operating Income (Loss)        $  6,421         $    582         $  2,965         $ (8,452)
                                        ========         ========         ========         ========

The identifiable assets are as follows at June 30, 2000 and March 31, 2001.

                                     June 30, 2000    March 31, 2001
                                     -------------    --------------
Identifiable Assets:
     Lawn and Garden                   $ 137,445        $ 147,133
     E-Commerce                            8,015           10,300
Intercompany Eliminations                 (6,915)          (9,064)
                                       ---------        ---------
               Total Assets            $ 138,545        $ 148,369
                                       =========        =========

The Company does not have material revenue, operating income or assets outside the United States.

                    U.S. Home & Garden Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


6. Restructuring Charges. During the period ended March 31, 2001, the Company decided to sell and close the Ampro Industries, Inc. facility in Michigan. The Company intends to continue to sell products that are currently being manufactured at Ampro's Michigan facility after the closure of the facility. The Company recognized approximately $79,000 of expense relating to the sale of property and equipment at the Ampro facility and $721,000 for the termination benefits to be paid to all 60 employees involved with the facility. No amounts were paid prior to March 31, 2001. The restructuring is expected to be completed by September 30, 2001.

7. Subsequent Event. Subsequent to March 31, 2001, a decision was made to discontinue the services associated with Egarden Inc., the Company's Internet subsidiary. Egarden Inc. intends to maintain the minimum number of personnel necessary to maintain the infrastructure of the website. Egarden Inc. expects to recognize approximately $500,000 of expense for the termination benefits to be paid to 17 of its employees involved with the website and the Company will evaluate the value of Egarden Inc.'s assets under SFAS 121 which could result in a writedown in assets of up to $8.5 million during the quarter ending June 30, 2001.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for the Company's future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, ability to successfully integrate acquired companies and products lines, the Company's ability to successfully commercialize its new business-to-business e-commerce website, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, and the general condition of the economy and its effect on the securities markets and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly owned subsidiaries, Egarden Inc., Ampro Industries, Inc. ("Ampro"), Easy Gardener, Inc. ("Easy Gardener"), and Golden West Agri-Products, Inc., and Easy Gardener's wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. and Weed Wizard Acquisition Corp. Since 1992, the Company consummated eleven acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of approximately $111 million in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $71.4 million, net of accumulated amortization, at March 31, 2001. The Company is currently amortizing such goodwill using the straight-line method over various time periods ranging from 5 to 30 years.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                                        Three Months Ended              Nine Months Ended
                                                             March 31,                      March 31,
                                                             --------                       --------
                                                       2000            2001            2000            2001
Net sales                                             100.0%          100.0%          100.0%          100.0%
Cost of sales                                          52.7            53.4            53.1            54.0
Unusual item                                            2.5              --             1.5              --
                                                     ------          ------          ------          ------
Gross profit                                           44.8            46.6            45.4            46.0
Selling and shipping expenses                          17.9            19.0            21.9            25.5
General and administrative expenses                     5.4            15.5            12.7            25.0
Restructuring charges                                    --             3.0              --             1.6
Depreciation and amortization                           3.9             6.9             6.1            10.5
                                                     ------          ------          ------          ------
Income (loss) from operations                          17.6             2.2             4.7           (16.6)
Interest expense, net                                  (4.9)           (7.0)           (8.6)           (9.8)
Income tax benefit (expense)                           (5.8)           (3.2)            1.7            10.2
Minority interest in loss of affiliate                   .7             1.3              .4             1.5
                                                     ------          ------          ------          ------
Income (loss) before extraordinary item                 7.6            (6.7)           (1.8)          (14.7)
Extraordinary item                                      2.6              --             1.5              --
                                                     ------          ------          ------          ------
Net income (loss)                                      10.2%           (6.7)%           (.3)%         (14.7)%
                                                     ======          ======          ======          ======

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net sales. Net sales decreased by $10.0 million, or 27.4%, to $26.5 million during the three months ended March 31, 2001 from $36.5 million during the comparable period in 2000. The decrease in net sales was primarily a result of poor spring weather, a generally slower economic environment and major customers moving to just-in-time inventory management programs, which the Company expects will cause some sales to shift to the fourth quarter ending June 30, 2001.

Gross profit. Gross profit decreased by $4.0 million, or 24.5%, to $12.3 million for the three months ended March 31, 2001 from $16.3 million during the comparable period in 2000. Gross profit as a percentage of net sales increased to 46.6% during the three months ended March 31, 2001 from 44.8% during the comparable period in 2000. The decrease in gross profit was due to the decline in sales. The increase as a percent of net sales was primarily attributable to expenses associated with a recall of a Weed Wizard product during the March 31, 2000 period.

Selling and shipping expenses. Selling and shipping expenses decreased $1.5 million, or 23.2% to $5.0 million during the three months ended March 31, 2001 from $6.5 million during the comparable period in 2000. As a percentage of net sales, selling and shipping expenses increased to 19.0% during the three months ended March 31, 2001 from 17.9% during the comparable period in 2000. This decrease in expense and increase as a percent of net sales was primarily attributable to the decrease in net sales for three months ended March 31, 2001.

General and administrative expenses. General and administrative expenses increased $2.1 million or 109.8%, to $4.1 million during the three months ended March 31, 2001 from $2.0 million during the comparable period in 2000. This increase is primarily due to the increased start-up and administrative costs for Egarden Inc. As a percentage of net sales, general and administrative expenses increased to 15.5% during the three months ended March 31, 2001 from 5.4% during the comparable period in 2000.

Depreciation and amortization. Depreciation and amortization expenses increased by $407,000 or 28.5% to $1.8 million during the three months ended March 31, 2001 from $1.4 million during the comparable period in 2000. This increase is primarily a result of the acquisition of Egarden Inc. and amortization related to certain exclusivity contracts for Egarden Inc. and depreciation related to the implementation of the Company's and Egarden's new fully integrated enterprise planning systems. As a percentage of net sales, depreciation and amortization expenses increased to 6.9% during the three months ended March 31, 2001 from 3.9% during the comparable period in 2000.

Restructuring Charges. During the period ended March 31, 2001, the Company decided to close the Ampro Industries, Inc. facility in Michigan. The Company intends to continue to sell products that are currently being manufactured at Ampro's Michigan facility after the closure of the facility. The Company recognized approximately $79,000 of expense relating to the disposal of property and equipment at the Ampro facility and $721,000 for the termination benefits to be paid to 60 employees involved with the facility. No amounts were paid prior to March 31, 2001. The restructuring is expected to be completed by September 30, 2001.

Income from operations. Income from operations decreased by $5.8 million or 90.9% to $582,000 during the three months ended March 31, 2001, from $6.4 million during the comparable period in 2000. The decrease in income from operations was primarily due to decreased net sales and increased start-up costs for Egarden Inc. of approximately $2.3 million. As a percentage of net sales, income from operations decreased to 2.2% for the three months ended March 31, 2001 from 17.6% during the comparable period in 2000.

Interest expense. Net interest expense increased $76,000, or 4.3% to $1.9 million during the three months ended March 31, 2001, from $1.8 million during the comparable period in 2000. The increase in interest expense is primarily related to an increase in the Company's borrowings and interest rate under the Working Capital Facility partially offset by the Company's repurchase of $6.3 million of the mandatorily redeemable trust preferred securities of its subsidiary, U.S. Home & Garden Trust I, during the prior twelve months.

Income taxes. Income tax expense decreased to $840,000 during the three months ended March 31, 2001 from $2.1 million during the comparable period in 2000. The income tax benefit or expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

Minority interest in loss of affiliate. Minority interest in loss of affiliate increased $84,000, to $343,000 during the three months ended March 31, 2001, net of tax expense of $49,000, from $259,000 during the comparable period in 2000, net of tax expense of $204,000. Minority interest relates to the Company's partial ownership of Egarden Inc. Egarden's results are fully consolidated in the Company's financial statements.

Net income (loss). Net loss increased to $1.8 million during the three months ended March 31, 2001 from net income of $3.7 million during the comparable period in 2000. Net loss per common share increased to $0.10 per share for the three months ended March 31, 2001 from net income of $0.17 per share during the comparable period in 2000. The increase in net loss and net loss per common share is primarily attributable to lower net sales and increased start-up costs for Egarden Inc. There were fewer weighted average common and common equivalent shares outstanding in the three months ended March 31, 2001 compared to the comparable period in the prior year due to the Company's repurchase of shares of its common stock.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000

Net sales. Net sales decreased by $12.6 million, or 19.9%, to $51.0 million during the nine months ended March 31, 2001 from $63.6 million during the comparable period in 2000. The decrease in net sales was primarily due to poor spring weather, a generally slower economic environment and the Company's major customers moving to just-in-time inventory management programs, which the Company expects will cause some sales to shift to the fourth quarter ending June 30, 2001.

Gross profit. Gross profit decreased by $5.4 million, or 18.8%, to $23.4 million for the nine months ended March 31, 2001 from $28.9 million during the comparable period in 2000. Gross profit as a percentage of net sales increased to 46.0% during the nine months ended March 31, 2001 from 45.4% during the comparable period in 2000. The decrease in gross profit was due to the sales decline. The increase as a percent of net sales was due primarily to expense associated with a recall of a Weed Wizard product during the March 31, 2000 period.

Selling and shipping expenses. Selling and shipping expenses decreased $889,000, or 6.4% to $13.0 million during the nine months ended March 31, 2001 from $13.9 million during the comparable period in 2000. Selling and shipping expenses as a percentage of net sales increased to 25.5% during the nine months ended March 31, 2001 from 21.9% during the comparable period in 2000. The decrease in selling and shipping expense and increase as a percent of net sales was primarily attributable to the decrease in net sales partially offset by increased selling and development costs for Egarden Inc.

General and administrative expenses. General and administrative expenses increased $4.6 million or 56.7% to $12.7 million during the nine months ended March 31, 2001 from $8.1 million during the comparable period in 2000. This increase is primarily due to increased start-up and administrative costs for Egarden Inc. As a percentage of net sales, general and administrative expenses increased to 25.0% during the nine months ended March 31, 2001 from 12.7% during the comparable period in 2000.

Depreciation and amortization. Depreciation and amortization expenses increased by $1.5 million or 37.6% to $5.3 million during the nine months ended March 31, 2001 from $3.9 million during the comparable period in 2000. This increase is primarily a result of the acquisition of Egarden Inc. and amortization related to certain exclusivity contracts for Egarden Inc. and depreciation related to the implementation of the Company's and Egarden's new fully integrated enterprise planning systems. As a percentage of net sales, depreciation and amortization expenses increased to 10.5% during the nine months ended March 31, 2001 from 6.1% during the comparable period in 2000.

Restructuring Charges. During the period ended March 31, 2001, the Company decided to close the Ampro Industries, Inc. facility in Michigan. The Company intends to continue to sell products that are currently being manufactured at Ampro's Michigan facility after the closure of the facility. The Company recognized approximately $79,000 of expense relating to the disposal of property and equipment at the Ampro facility and $721,000 for the termination benefits to be paid to 60 employees involved with the facility. No amounts were paid prior to March 31, 2001. The restructuring is expected to be completed by September 30, 2001.

Income (Loss) from operations. During the nine months ended March 31, 2001 the Company's loss from operations increased by $11.4 million to $8.5 million during the nine months ended March 31, 2001, from income from operations of $3.0 million during the comparable period in 2000. The loss from operations was primarily due to start-up costs for Egarden Inc. of approximately $7.2 million and the decrease in net sales. As a percentage of net sales, loss from operations increased to 16.6% for the nine months ended March 31, 2001 from income from operations of 4.7% during the comparable period in 2000.

Interest expense. Net interest expense decreased $433,000, or 7.9% to $5.0 million during the nine months ended March 31, 2001, from $5.5 million during the comparable period in 2000. The decrease in interest expense is primarily related to the Company's repurchase of $6.3 million of the mandatorily redeemable trust preferred securities of its subsidiary, U.S. Home & Garden Trust I, during the prior twelve months partially offset by an increase in the Company's borrowings under the Working Capital Facility.

Income taxes. Income tax benefit increased to $5.2 million during the nine months ended March 31, 2001 from $1.1 million during the comparable period in 2000, primarily due to the increase in the net loss before taxes. The income tax benefit or expense for each interim period is based upon the Company's estimated effective income tax rate for the year.

Minority interest in loss of affiliate. Minority interest in loss of affiliate increased $510,000, to $769,000, during the nine months ended March 31, 2001, net of tax of $487,000, from $259,000 during the comparable period in 2000, net tax of $204,000. Minority interest relates to the Company's partial ownership of Egarden Inc. Egarden results are fully consolidated in the Company's financial statements.

Net loss. Net loss increased by $7.3 million, to $7.5 million during the nine months ended March 31, 2001 from $210,000 during the comparable period in 2000. Net loss per common share increased $0.40 to $0.41 per share for the nine months ended March 31, 2001 from $0.01 per share during the comparable period in 2000. The increase in net loss and net loss per common share is primarily attributable to decreased net sales and increased start-up costs for Egarden Inc. in conjunction with fewer weighted average common and common equivalent shares outstanding in the nine months ended March 31, 2001 compared to the comparable period in the prior year.

Seasonality

The Company's sales are seasonal due to the nature of the lawn and garden business, in parallel with the annual growing season. The Company's sales and shipping are most active from late December through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. Additionally, since the Company has better adjusted its operations to respond to the just-in-time inventory management programs increasingly utilized by its major customers, it expects to ship an increasingly larger proportion of its total orders on an annual basis in the seasonally strong fourth quarter of the year. This shift of early seasonal product orders from the fiscal second and third quarters into the fourth fiscal quarter is expected to result in higher revenues in the fourth fiscal quarter compared to the same period last year and resulted in lower revenues in the second and third fiscal quarters compared to the same period last year. Sales typically decline by early to mid-summer.

Sales of the Company's agricultural products, which were not material during the three months ended March 31, 2001, are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through cash generated by operations, net proceeds from the Company's private placements and public sales of securities and borrowings from lending institutions.

At March 31, 2001, the Company had consolidated cash and short-term investments totaling $3.8 million, and negative working capital of $616,000. At June 30, 2000, the Company had consolidated cash and short-term investments totaling $8.9 million, of which $1.6 million was restricted, and working capital of $25.1 million. The decrease in working capital is primarily attributable to the increase in the current portion of the lines-of-credit as a result of the Company's covenant violation under the Credit Agreement (defined below) and the seasonal increase in accounts receivable and inventories and the net loss for the period caused by decreased sales and the increased start-up costs for Egarden Inc. Working capital also decreased as a result of the purchase of equipment, repurchase of common stock for treasury and repayments on the Company's acquisition line of credit. The Company recently completed the sale of the Ampro Industries, Inc. facility in Michigan on April 19, 2001 for approximately $3.25 million, which was used to pay down the acquisition line of credit from $15 million to $11.75 milion.

Net cash used by operating activities during the nine months ended March 31, 2001 was $16.6 million consisting primarily of the net loss for the nine months in conjunction with an increase in accounts receivable and in inventories due to the seasonality of the Company's business offset in part by amortization and depreciation.

Net cash used in investing activities during the nine months ended March 31, 2001 was $2.7 million, consisting primarily of cash used for the purchase of property and equipment and package design partially offset by the decrease in restricted cash.

Net cash provided by financing activities during the nine months ended March 31, 2001 was $15.8 million, consisting primarily of proceeds from the Company's working capital line of credit offset in part by the repurchase of common stock for treasury and repayments on the Company's acquisition line of credit.

On October 13, 1998, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America , N.A.(the "Bank"). The Credit Agreement originally provided for a revolving credit facility of up to $25 million to finance the cost of acquisitions by the Company (the "Acquisition Facility") and a revolving credit facility of up to $20 million to finance the Company's working capital requirements (the "Working Capital Facility"). The Credit Agreement provided that borrowings under such credit facilities will bear interest at variable annual rates equal to the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, N.A., in each case, plus an applicable marginal rate.

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

Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on merger, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. At March 31, 2001, the Company was in violation of certain financial covenants; however, a waiver was obtained from the Bank which includes a reduction of the Acquisition Facility to $11.75 million, increases the interest rate paid under both the Acquisition Facility and the Working Capital Facility by an additional 200 basis points and requires the Company to pay a waiver fee.

The Acquisition Facility terminates at May 15, 2001 and the outstanding balance is payable in quarterly payments starting with June 30, 2001 and ending with September 30, 2003. The Working Capital Facility terminates with the balance due on September 30, 2001. The Company is required to maintain a zero balance, under the Working Capital Facility, for at least 30 consecutive days during the period from July 1 to December 1 of each year. Moreover, if the Company elects to terminate the financing agreement prior to the expiration date, the outstanding balance must be prepaid together with a premium of 0.5% of the total facility.

The Company is currently in discussions to refinance the expiring Credit Agreement. There can be no assurances that a new credit agreement will be executed on terms equal to or more favorable than the expiring Credit Agreement, or that a new agreement can be completed at all. The Company would be adversely affected if it were unable to secure a new credit agreement before the expiration of the expiring Credit Agreement. Since the Company is currently in discussion regarding a new credit facility, it has classified all bank debt associated with the expiring Credit Agreement as a current liability.

The Company believes that its operations will generate sufficient cash flow to service the debt it has incurred. However, if such cash flow is not sufficient to service such debt, the Company will be required to seek additional financing which may not be available on commercially acceptable terms or at all.

As of March 31, 2001, the Company had a net deferred tax asset of $2.7 million primarily relating to start-up costs for Egarden Inc. which are being expensed for book purposes, but are capitalized for tax purposes as start-up costs until Egarden Inc. starts generating revenue, at which time these costs will be amortized over a five-year period. The start-up costs are largely offset by accumulated tax depreciation and amortization in excess of the book amount. Realization of the $2.7 million deferred tax asset depends on U.S. Home & Garden Inc. maintaining its 80% ownership in Egarden Inc. Subsequent to March 31, 2001, a decision was made to terminate the services associated with Egarden Inc., the Company's Internet subsidiary. Egarden Inc. intends to maintain the minimum number of personnel necessary to maintain the infrastructure of the website. Egarden Inc. expects to recognize approximately $500,000 of expense relating to termination benefits to be paid to 17 employees involved with the website and the Company will evaluate the value of Egarden Inc.'s assets under SFAS 121 which could result in a writedown in assets of up to $8.5 million during the quarter ending June 30, 2001. The Company will continue to evaluate its investment in Egarden Inc. All possible strategic alternatives for Egarden Inc. including a sale, merger, strategic alliance or a discontinuance of all of its operations. The Company expects that by July, the start of its fiscal year 2002, Egarden Inc. should not continue to adversely impact its balance sheet or income statement.

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

The Company does not hold any derivative instruments at March 31, 2001. There was no effect on the Company's financial statements upon the adoption of SFAS 133.

In June 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation No. 44 clarifies the application of APB No. 25 for certain issues including (i) the definition of employee for purposes of applying APB No. 25, (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company did not experience a material impact on the financial statements upon the adoption of Interpretation No. 44.

Inflation

Inflation  has   historically  not  had  a  material  effect  on  the  Company's operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of March 31, 2001 that are sensitive to changes in interest rates.

The Acquisition Line of Credit had an                             $15 million
interest rate ranging from 7.78% to 8.34%
for the nine months ended March 31, 2001

The Working Capital Line of Credit had an                         $20 million
interest rate ranging from 6.94% to 9.62% for the nine months ended March 31, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In February 2001 the Company settled the August 1999 action that had been commenced against the Company and its wholly-owned subsidiary, Ampro Industries, Inc. ("Ampro"), in the Circuit Court of the State of Michigan, County of Kent, by Kenneth W. Hilbert, E. Scott Hilbert, John R. Hilbert and Omer Messer. Pursuant to a Settlement Agreement it was agreed that the Company would retain that portion of the purchase price of Ampro which was being held in escrow (such escrow totaling approximately $1,658,000 at the time the Settlement Agreement was executed), less $175,000.


Item 6. Exhibits and Reports on Form 8-K

(a)  None.

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2001
                                              U.S. Home & Garden Inc.
                                                  (Registrant)


                                          By: /s/ Robert Kassel
                                              ----------------------------------
                                              President, Chief Executive Officer

                                          By: /s/ Donald Rutishauser
                                              ----------------------------------
                                              Chief Financial Officer