Form 10-K
period 2001-06-30
US HOME & GARDEN INC
filed 2001-10-15
CIK 879911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2001

                                       Or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the closing sale price) on September 17, 2001 was approximately $10,655,000.

     As of September 17, 2001, 17,543,379 shares of the registrant's Common Stock, par value $.001 per share, were outstanding.

     Documents Incorporated By Reference: None

                                    Part I.

     Item 1. Business

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for our future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to our growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, ability to successfully integrate acquired companies and product lines, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, and the general condition of the economy and its effect on the securities markets and other risks detailed in our other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

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

     We were organized under the laws of the State of California in August 1990 under the name Natural Earth Technologies, Inc. In January 1992 we reincorporated under the laws of the State of Delaware and in July 1995 we changed our name to U.S. Home & Garden Inc. Our lawn and garden operations are conducted through our subsidiary Easy Gardener, Inc. ("Easy Gardener") and Easy Gardener's subsidiaries and through our subsidiary, Ampro Industries, Inc. ("Ampro"), and our agricultural products operations are conducted through our subsidiary Golden West Agri-Products, Inc. ("Golden West"). Unless the context suggests otherwise, references in this Report to "we", "us", or "our" refer to U.S. Home & Garden Inc. and its subsidiaries. Our executive offices are located at 655 Montgomery Street, Suite 830, San Francisco, California 94111, and our telephone number is (415) 616-8111.

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

     o Egarden Inc. Our business-to-business Internet subsidiary was acquired in June 1999 for approximately $400,000, plus expenses of approximately $100,000. At the time of acquisition, Egarden's activities were limited to sales of Internet gardening related products to the end consumer. We have suspended all of the operations relating to Egarden Inc.

     o Findplants.com., an electronic horticulture catalogue and locater business-to-business service for commercial growers and wholesalers all of whose assets were acquired by Egarden Inc. in May 2000 for approximately $537,000 in cash. Findplants.com(R) offers industry participants more than 10,000 different types of plants from nearly 140 growers. We have suspended all of the operations relating to Findplants.com.

Consumer Lawn and Garden Products

     The primary products marketed by us to our Retail Accounts are:

     Landscape Fabric. We market different types of landscape fabric in varying thicknesses and strengths under the trade names WeedBlock(R), WeedBlock 6(TM), MicroPore(R), Pro WeedBlock(TM), Weedshield(TM) and Landmaster(R). Landscape fabrics allow water, nutrients and oxygen to filter through to the soil but prevent weed growth by blocking sunlight. Our primary landscape fabrics are made from non-woven fabrics which are generally manufactured with extruded polymers, pressed or vacuum formed into thin sheets having the feel and texture of light plastics. For the fiscal years ended June 30, 1999, 2000 and 2001, sales of landscape fabric represented approximately 37%, 43% and 47%, respectively, of our net sales.

     Fertilizer, Plant Food and Insecticide Spikes. Fertilizer spikes deliver plant food nutrients directly to the root of the plant, an alternative method of maintaining plant health to surface-delivered liquid or solid fertilizers. Some of our fertilizer spikes have the added feature of containing an insecticide for the control of unwanted insects. We market a variety of indoor and outdoor specialty fertilizer and plant food spikes primarily under the Jobe's(R) tradename, one of the most recognized brands in the consumer lawn and garden industry. For the years ended June 30, 1999, 2000 and 2001, sales of fertilizer, plant food and insecticide spikes constituted approximately 13%, 15% and 15%, respectively, of our net sales.

     Landscape Edging. We market a variety of resin-based decorative landscape edgings under trade names including Emerald Edge and Terra Cotta Tiles(TM). Our decorative edgings are used by consumers to define the perimeter of planting areas with a variety of designs which include stone, log, terra cotta tiles and picket fences. For the years ended June 30, 1999, 2000 and 2001, sales of landscape edging constituted approximately 8%, 10% and 5%, respectively, of our net sales.

     Shade Cloth. We market shade cloth fabrics in a variety of sizes and colors. Shade cloth is utilized generally in conjunction with some type of outdoor structure such as a patio veranda, and provides shade, privacy or protection from wind for people, plants and pets. We market shade cloth fabrics as an exclusive United States retail distributor of a shade cloth manufacturer pursuant to an agreement that expires on December 31, 2001.

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

     Agricultural Products. Through Golden West, we manufacture and distribute certain humic acid-based agricultural products for use on farms and orchards. Golden West generally sells its products to agricultural distributors, which in turn market Golden West's products to farms and orchards. The principal agricultural products manufactured or distributed by us are: Energizer(R), a formulation of humic acids which, when applied in conjunction with liquid fertilizers, permits crops to absorb a greater amount of the nutrients in the fertilizer; Penox(R), a surfactant, or penetrating wetting agent, that contains humic acid which, when applied in conjunction with herbicides, defoliants and other agricultural products, increases their effectiveness; and Powergizer(R), a foliar nutrient, or plant food, containing humic acid which promotes growth and vigor in many types of crops. Sales of our agricultural products accounted for less than 1% of our net sales in the fiscal years ended June 30, 1999, 2000 and 2001.

Conversion, Manufacturing and Supply of Lawn and Garden Products

     Except for the materials for WeedBlock, which are obtained primarily from a single source, the basic materials for our consumer lawn and garden products are purchased from a variety of suppliers. All of such materials are converted, packaged and shipped by us from either our Waco, Texas facility, our Paris, Kentucky facility or our facility located in Colorado.

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

     The nylon product body (rotary head) and the plastic blades used in our weed trimmer replacement heads are manufactured for us pursuant to open purchase orders. The weed trimmer replacement heads will be assembled and packaged in Michigan pursuant to a contract manufacturing agreement, with the aid of an electronic packaging machine.

     The material used in our resin-based fencing is manufactured for us pursuant to open purchase orders. The material is then sized and cut for consumer sale at our Waco, Texas facility.

     The Ampro and Amturf "ready-to-grow" combination mulch, fertilizer and seed products will be produced in Michigan pursuant to the same contract manufacturing agreement as the weed trimmer replacement products. Newsprint is shredded and processed into mulch and then combined with seed and fertilizer. The mixture is now packaged in bags, boxes, canisters, and clear jugs.

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

Customers

     Our customers include home improvement centers, mass merchandisers, hardware stores, nurseries, and garden centers and other retail channels throughout the United States. Our three largest customers for fiscal 2001, Home Depot, Lowes and Ace Hardware accounted for approximately 42%, 14% and 5%, respectively, of our net sales during such year. Home Depot, Lowes and Kmart, accounted for approximately 35%, 13% and 5%, respectively, of our net sales during fiscal 2000. During fiscal 1999, Home Depot, Lowes and Kmart accounted for 24%, 9% and 7%, respectively, of our net sales. Our ten largest customers as a group accounted for 80%, 73% and 59% of our net sales during fiscal 2001, 2000 and 1999, respectively. Sales to such customers are not governed by any contractual arrangement and are made pursuant to standard purchase orders. While we believe that relations with our largest customers are good, the loss of any of these customers could have an adverse effect upon our results of operations.

     Our sales are concentrated in the United States, with international sales (primarily in Europe and Canada) accounting for approximately 3% of our net sales for each of fiscal 2000 and 2001, respectively. We are currently attempting to develop relationships with distributors outside of the United States.

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

     We spent approximately $3.2 million in fiscal 2001 on a combination of media development, print, radio and television advertising, co-operative advertising (advertising done in conjunction with retailers), attendance at trade shows and public relations to promote awareness, understanding and brand identification of our lawn and garden products.

     We utilized a substantial portion of our marketing budget for fiscal 2001 on co-op advertising in conjunction with key retail customers.

Egarden.com E-Commerce Initiative

     During fiscal 2001 we offered products for sale on the Internet on a business-to-business basis through a website www.egarden.com, which we established as the first business-to-business Internet service exclusively designed to bring together buyers and sellers of lawn and garden merchandise, and provide them with new complementary supply and distribution channels. In May 2001 we suspended the services relating to our egarden.com web site. We have discontinued all of the operations relating to Egarden Inc. and Findplants.com. We are exploring different strategic alternatives for Egarden Inc. See Note 2 to the Consolidated Financial Statements.

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

Seasonality

     Our sales are seasonal due to the nature of the lawn and garden business, in parallel with the annual growing season. Our sales and shipping are typically most active from late December through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. Sales typically decline by early to mid-summer. Sales of our agricultural products are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

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

     Environmental Regulation. Our manufacturing operations are subject to various evolving federal, state and local laws and regulations relating to the protection of the environment, which laws govern, among other things, emissions to air, discharges to ground, surface water, and groundwater, and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require manufacturers to obtain permits for these emissions and discharges. Failure to comply with environmental laws or to obtain, or comply with, the necessary state and federal permits can subject the manufacturer to substantial civil and criminal penalties. Easy Gardener operates two manufacturing facilities and Weatherly operates one manufacturing facility. Although we believe that our material manufacturing facilities are in substantial compliance with applicable material environmental laws, it is possible that there are material environmental liabilities of which we are unaware. If the costs of compliance with the various existing or future environmental laws and regulations including any penalties which may be assessed for failure to obtain necessary permits, exceed our budget for such items, our business could be adversely affected.

     Potential Environmental Cleanup Liability. The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and many similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been discharged, as well as on persons who generate, transport, or arrange for disposal of hazardous wastes at a particular site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located. Easy Gardener operates two manufacturing facilities and Weatherly operates one manufacturing facility. Although our Ampro/Weed Wizard facility was sold by us in April 2001, liability could exist for remediation of such facilities in the future relating to the operations conducted at that facility while it was owned and operated by us. Moreover, we or our predecessors have owned or operated other manufacturing facilities in the past and may have liability for remediation of such facilities in the future, to the extent any is required. In this regard, Weatherly previously owned a facility that was the subject of certain soil remediation activities. Although this facility was sold by Weatherly prior to our acquisition of Weatherly, there can be no assurance that we will not be liable for any previously existing environmental contamination at the facility. Moreover, although the purchaser of the facility indemnified Weatherly for any environmental liability and the sellers of Weatherly, in turn, indemnified us from such liability, there can be no assurance that, if required, the indemnifying parties will be able to fulfill their respective obligations to indemnify us. Furthermore, certain business operations of our subsidiaries also involve shipping hazardous waste off-site for disposal. As a result, we could be subject to liability under these statutes. We could also incur liability under CERCLA or similar state statutes for any damage caused as a result of the mishandling or release of hazardous substances owned by us but processed and manufactured by others on our behalf. As a result, there can be no assurance that the manufacture of the products sold by us will not subject us to liability pursuant to CERCLA or a similar state statute. Furthermore, there can be no assurance that Easy Gardener, Weatherly, or Ampro/Weed Wizard will not be subject to liability relating to manufacturing facilities owned or operated by them currently or in the past.

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

Product Liability

     We, as a manufacturer of lawn and garden care and pesticide products, may be exposed to significant product liability claims by consumers. Although we have obtained product liability insurance coverage for U.S. Home & Garden Inc., Golden West, Easy Gardener and Weatherly in the aggregate amount of $2.0 million, and for Weed Wizard and Ampro in the aggregate amount of $2.0 million (with all policies limited to $1.0 million per occurrence), and have obtained three umbrella policies in the amounts of $15.0 million, $25.0 million and $15.0 million, respectively, there can be no assurance that such insurance will provide coverage for any claim against us or will be sufficient to cover all possible liabilities. In the event a successful suit is brought against us, unavailability or insufficiency of insurance coverage could have a material adverse effect on us. Moreover, any adverse publicity arising from claims made against us, even if such claims were not successful, could adversely affect the reputation and sales of our products.

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

Employees

     As of September 17, 2001 we had 195 full-time employees. Of such employees, four are executive officers of U.S. Home & Garden Inc., 52 were engaged in administration and finance, 22 were engaged in sales and marketing, 32 were engaged in warehouse, shipping and receiving, and 85 were engaged in production. None of our employees are covered by collective bargaining agreements. We believe that we have a good relationship with our employees.

Segment Information

     Our primary continuing operations are in one segment - the manufacture and sale of consumer lawn and garden products. We have no significant export sales. Product and major customer information are disclosed separately above.

     Item 2. Properties.

     Our executive offices are currently located in San Francisco, California, in approximately 2,000 square feet of office space for which we pay $12,121 per month in rent, which amount includes the costs of utilities and janitorial services. Our office space is rented pursuant to a lease expiring in February 2004.

     Easy Gardener leases approximately 250,000 square feet of office and warehouse space in Waco, Texas for which we pay $19,471 per month in rent, pursuant to a lease agreement that expires on February 28, 2002. We expect to renew this lease prior to the expiration of its current term. Easy Gardener's facilities contain landscape fabric converters, packaging equipment and warehouse and shipping facilities.

     Weatherly leases approximately 72,000 square feet of manufacturing and warehouse space in Paris, Kentucky for $9,931 per month in rent pursuant to a lease that expires on June 30, 2006. We also lease an additional 13,200 feet of warehouse space in Paris, Kentucky for $2,200 per month in rent on a month-to-month basis.

     Golden West's offices are located in Merced, California in approximately 900 square feet of space it leases for $1,399 per month base rent, with rent increases at a rate of 4% a year. The lease expires in May 2002 subject to our option to renew the lease for an additional one year period.

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

     Egarden leased approximately 4,600 square feet of office space in Raleigh, North Carolina for which we paid $7,695 per month in rent, pursuant to a lease agreement that was to expire on December 31, 2004. Due to the discontinuation of Egarden, this lease was terminated in August 2001, at which time the landlord was paid a $65,000 termination fee.

     We believe that our current manufacturing and warehouse space is adequate for our planned future operations.

     Item 3. Legal Proceedings

     In July 2000 our subsidiary, Weed Wizard Acquisition Corp. ("Weed Wizard") commenced an action in the U.S. District Court, Northern District of Georgia, against A.A.B.B., Inc. (formerly known as Weed Wizard, Inc.) and certain of its stockholders and officers. In this action we allege that the defendants made certain misrepresentations and omitted to disclose certain facts regarding, among other things, alleged defects in certain of the Weed Wizard products in connection with our purchase from defendants in 1998 of substantially all of the assets of Weed Wizard, Inc. We are seeking to rescind the transaction, or in the alternative, to recover rescissionary monetary damages, and to recover compensatory damages. In addition, we are seeking punitive damages.

     In October 2000 A.A.B.B., Inc. asserted a counterclaim for breach of contract against Weed Wizard alleging that it is owed $720,267, plus interest, representing an adjustment to the purchase price allegedly required to be made pursuant to the agreement in which Weed Wizard acquired certain A.A.B.B. Inc.'s assets. A.A.B.B., Inc. is also seeking to recover attorney's fees. We deny any liability and intend to defend this counterclaim.

     We have recently settled the product liability action Miller v. Weed Wizard, Inc., et. al., which was commenced in August 2000 in the Iowa District Court for Des Moines County. The settlement did not have a material adverse effect on our operations or financial condition.

     In fiscal 2001 we were notified by the staff of the U.S. Consumer Product Safety Commission ("CPSC") that the staff is considering recommending that the CSPC commence an action against Weed Wizard to obtain a monetary fine from Weed Wizard for the alleged failure of Weed Wizard to timely disclose to the CPSC, pursuant to the Consumer Products Safety Act, certain required information concerning a Weed Wizard product previously distributed by us that was subject of a voluntary recall during 2000. We believe that the maximum amount of any claim that may be brought by the CSPC will not exceed approximately $1.6 million. We intend to defend any claim against Weed Wizard or us that may be brought by the CSPC.

     Item 4. Submission of Matters to a Vote of Security Holders.

     An Annual Meeting of U.S. Home & Garden stockholders was held on June 25, 2001 at which time the following directors were reappointed to serve until the Annual Meeting of Stockholders to be held in the year 2002:

                                  Votes For                 Votes Withheld
                                  ---------                 --------------
Robert Kassel                     14,598,755                  1,039,655
Richard Raleigh                   14,644,965                   993,445
Fred Heiden                       14,643,745                   994,665
Brad Holsworth                    14,646,265                   992,145
Jon Schulberg                     14,644,465                   993,945

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

    Year Ended June 30, 2001                  High               Low

First Quarter                                $ 3.38            $ 1.88
Second Quarter                                 2.25              1.00
Third Quarter                                  1.78              1.00
Fourth Quarter                                 1.09              0.63

    Year Ended June 30, 2000                  High               Low

First Quarter                                $ 4.13            $ 2.25
Second Quarter                                 2.81              2.13
Third Quarter                                  5.13              2.56
Fourth Quarter                                 3.88              2.13

     As of September 17, 2001, the number of stockholders of record of our common stock was 183. In addition, there are in excess of 500 beneficial owners of our common stock whose shares are held in "street name".

     During the quarter ended June 30, 2001, we extended by two years the expiration date of options and warrants to purchase an aggregate of 200,000 shares of common stock previously granted to certain advisors. The foregoing transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Sections 2(a)(3) or 4(2) thereof.

     We have not paid any cash dividends on our common stock to date and do not expect to declare or pay any cash or stock dividends in the foreseeable future. The lending agreement between us and our primary lending institution prohibits us from paying dividends without the lenders' consent.

     Item 6. Selected Financial Data (in thousands, except per share data).

     The following selected financial data at and for the years ended June 30, 1997, 1998, 1999, 2000 and 2001 has been derived from our audited consolidated financial statements. Such information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

Statement of Operations Data

                                                                                     Year Ended June 30,
                                                       ----------------------------------------------------------------------------
                                                               1997            1998            1999            2000            2001
                                                       ------------    ------------    ------------    ------------    ------------
Net sales ..........................................        $52,046         $67,149         $89,346         $89,665         $80,775

Cost of sales ......................................         23,649          30,431          44,176          49,101          45,555

Unusual item .......................................           --              --              --               928            --
                                                       ------------    ------------    ------------    ------------    ------------

Gross profit .......................................         28,397          36,718          45,170          39,636          35,220

Selling, shipping, general and administrative
expenses ...........................................         17,745          23,047          32,900          31,711          31,856

Loss on impairment of goodwill .....................           --              --              --              --            10,820

Restructuring charges ..............................           --              --             1,964            --             2,860
                                                       ------------    ------------    ------------    ------------    ------------
Income (loss) from operations ......................         10,652          13,671          10,306           7,925         (10,316)

Other income (expense) .............................         (3,262)         (3,095)         (6,907)         (6,692)         (7,335)

Income tax (expense) benefit .......................         (3,200)         (3,600)         (1,350)           (907)          3,898
                                                       ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations
before extraordinary gain (expense) ................          4,190           6,976           2,049             326         (13,753)

Loss from discontinued operations,
net of tax and minority interest ...................           --              --              --            (1,895)         (7,129)

Loss on disposal of discontinued operations,
net of tax and minority interest ...................           --              --              --              --            (4,551)

Extraordinary (expense) gain, net of tax ...........         (1,007)         (1,450)           --             1,224               4
                                                       ------------    ------------    ------------    ------------    ------------

Net income (loss) ..................................         $3,183          $5,526          $2,049           $(345)       $(25,429)
                                                       ============    ============    ============    ============    ============
Income (loss) from continuing operations per
share before extraordinary gain (expense):

Basic ..............................................           $.31            $.39            $.10            $.02           $(.76)

Dilutive ...........................................           $.26            $.31            $.09            $.02           $(.76)

Net income (loss) per share:

Basic ..............................................           $.23            $.31            $.10           $(.02)         $(1.40)

Dilutive ...........................................           $.20            $.24            $.09           $(.02)         $(1.40)

Weighted average number of common and common equivalent shares outstanding:

Basic ..............................................     13,695,000      17,776,000      19,621,000      19,031,000      18,181,000

Dilutive ...........................................     16,068,000      22,808,000      23,595,000      19,031,000      18,181,000

Balance Sheet Data:

                                                                                    June 30,
                                                        ------------------------------------------------------------------
                                                          1997           1998           1999           2000           2001
                                                          ----           ----           ----           ----           ----
          Working capital .....................         $2,292        $46,743        $32,874        $25,152         $4,886
          Intangible assets, net ..............         44,364         63,395         82,109         78,632         65,941
          Total assets ........................         68,475        126,813        138,263        139,662        108,936
          Short-term debt .....................          8,990             --             --          3,125         21,650
          Long-term debt ......................         17,570         63,250         78,750         70,855         56,951
          Total liabilities ...................         36,549         75,214         91,779         90,448         89,729
          Stockholders' equity ................         31,926         51,599         46,484         45,103         17,968

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     We manufacture and market a broad range of brand-name consumer lawn and garden products through our wholly-owned subsidiaries, Ampro, Easy Gardener and Golden West, and through Easy Gardener's wholly-owned subsidiaries, Weatherly and Weed Wizard. Since 1992, we have consummated eleven acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of approximately $111 million in cash, notes and equity securities. As a result of such acquisitions, we recognized a significant amount of goodwill which, in the aggregate, was approximately $59.6 million as of June 30, 2001. We are currently amortizing such goodwill using the straight-line method over various time periods ranging from 5 to 30 years. Goodwill amortization expense for the fiscal year ended June 30, 2001 was $2.6 million or $.14 per basic share. See "Summary of Accounting Policies - Intangible Assets" and Note 1 to Notes to Consolidated Financial Statements included in Part I,
Item 8.

     Our results of operations for the fiscal year ended June 30, 2001 were adversely affected by the impairment of goodwill of one of our subsidiaries, Weed Wizard Acquisition Corporation and losses attributable to our Egarden Inc. subsidiary, whose operations were discontinued in May 2001. Our results of operations were also adversely affected by the restructuring loss from the closure of the Ampro Industries, Inc. facility in Michigan, an overall soft economy and prolonged periods of inclement weather in many portions of the United States during the early spring which negatively impacted the lawn and garden industry.

     Our results of operations for the fiscal year ended June 30, 2000 were adversely affected by anticipated losses attributable to the start-up expenses of our business-to-business Egarden.com Internet initiative. Our results were also adversely affected by prolonged periods of inclement weather in many portions of the United States during the late spring and early summer which negatively impacted the lawn and garden industry. Moreover, gross profit was reduced by $0.9 million due to the recall of a product in the Weed Wizard product line.

Results of Operations

     The following table sets forth for the periods indicated certain selected income data as a percentage of net sales:

                                                                Percentages of Net Sales
                                                          -----------------------------------------
                                                                   Year Ended June 30,
                                                          -----------------------------------------
                                                              1999          2000          2001
                                                             -----         -----         -----
Net sales ..............................................       100%          100%          100%
Cost of sales ..........................................      49.4          54.8          56.4
Unusual item ...........................................      --             1.0          --
                                                             -----         -----         -----
Gross profit ...........................................      50.6          44.2          43.6
Selling and shipping expenses ..........................      21.6          20.8          20.8
General and administrative expenses ....................      15.3          14.6          18.7
Loss on impairment of goodwill .........................      --            --            13.4
Restructuring charges ..................................       2.2          --             3.5
                                                             -----         -----         -----
Income (loss) from operations ..........................      11.5           8.8         (12.8)
Gain (loss) on disposal of property and equipment ......      --             0.6          --
Interest expense, net ..................................      (7.7)         (8.1)         (9.1)
Income tax (expense) benefit ...........................      (1.5)         (1.0)          4.8
Loss from discontinued operations, net .................      --            (2.1)         (8.8)
Loss on disposal of discontinued operations, net .......      --            --            (5.7)
Extraordinary (expense) gain, net ......................      --             1.4          --
                                                             -----         -----         -----
Net income (loss) ......................................       2.3%         (0.4)%       (31.6)%
                                                             -----         -----         -----

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

     Net sales. Net sales decreased by $8.9 million, or 9.9%, to $80.8 million during the fiscal year ended June 30, 2001 from $89.7 million during the comparable period in 2000. The decrease in sales was primarily a result of poor spring weather, a generally slower economic environment and major customers moving to just-in-time inventory management programs.

     Gross Profit. Gross profit decreased by $4.4 million, or 11.1%, to $35.2 million for the fiscal year ended June 30, 2001 from $39.6 million during the comparable period in 2000. Gross profit as a percentage of net sales decreased to 43.6% during the fiscal year ended June 30, 2001 from 44.2% during the comparable period in 2000. This decrease was due primarily to delayed order placement by the major retailers, an overall soft economy and poor weather in our key markets in the third quarter.

     Selling and shipping expense. Selling and shipping expenses decreased $1.8 million, or 9.9% to $16.8 million during the fiscal year ended June 30, 2001 from $18.6 million during the comparable period in 2000. This decrease in expense was primarily a result of the decrease in net sales. Selling and shipping expenses as a percentage of net sales remained consistent at 20.8% during the fiscal year ended June 30, 2001 compared to the prior year.

     General and administrative expenses. General and administrative expenses, excluding depreciation and amortization, increased $1.9 million or 21.1% to $10.7 million during the fiscal year ended June 30, 2001 from $8.8 million during the comparable period in 2000. This increase is primarily due to a write off of certain receivables from our customers in fiscal 2001, a general increase in expense levels paid and termination benefits for certain former employees during the fiscal year ended June 30, 2001. As a percentage of net sales, general and administrative expenses excluding depreciation and amortization increased to 13.2% during the fiscal year ended June 30, 2001 from 9.8% during the comparable period in 2000.

     Depreciation and amortization. Depreciation and amortization expenses remained consistent with the prior year at $4.4 million during the fiscal year ended June 30, 2001 compared to $4.3 million during the comparable period in 2000. As a percentage of net sales, depreciation and amortization expenses increased to 5.4% during the fiscal year ended June 30, 2001 from 4.8% during the comparable period in 2000 primarily due to the decrease in net sales.

     Restructuring Charges. In fiscal 2001, we recorded restructuring charges of $2.9 million relating to the closing and sale of our Ampro Industries Inc. facility in Michigan. We continue to sell products that were previously manufactured at Ampro's Michigan facility. We recognized approximately $1.7 million of expenses and losses relating to the closing of the Ampro facility and sale of property and equipment relating to the Ampro facility and approximately $1.2 million for the termination benefits to be paid to all employees involved with the facility. Approximately $999,000 in termination benefits were unpaid at June 30, 2001, as a result of restructuring. The restructuring is expected to be completed by October 31, 2001.

     Goodwill Impairment. An impairment charge of $10,820,000 was recorded in June 2001 to write off the net goodwill balance associated with our Weed Wizard subsidiary. Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" ("SFAS 121") requires periodic evaluation of asset impairment under certain circumstances. Due to the operating losses incurred by the subsidiary, the product recall in the prior year, and the unsuccessful product launch of the replacement product through a complete sales season, the evaluation was performed. If the evaluation determines that the long-lived assets have been impaired, SFAS 121 requires that the assets be written down to their fair value, as determined by estimated terminal value, which was accomplished by the impairment charge.

     Since the remaining assets of Weed Wizard (primarily machinery and product rights) will remain in service, the remaining net book value of the assets will be depreciated or amortized over the remaining lives of the assets.

     Income (loss) from continuing operations. Loss from continuing operations increased by $18.3 million, to a loss of $10.4 million during the fiscal year ended June 30, 2001 compared to $7.9 million in income for the comparable period in 2000. The decrease in income from operations for the 2001 period is primarily attributable to the impairment of goodwill of our subsidiary, Weed Wizard Acquisition Corporation, restructuring charges related to the closure of our

Ampro Industries, Inc. facility in Michigan, delayed order placement by the major retailers, an overall soft economy and poor weather in the third quarter. As a percentage of net sales, loss from operations increased to 12.8% for the fiscal year ended June 30, 2001 from income from operations of 8.8% during the comparable period in 2000.

     Net interest expense. Net interest expense increased $92,000, or 1.3% to $7.3 million during the fiscal year ended June 30, 2001, from $7.2 million during the comparable period in 2000. The increase in interest expense is primarily related to the increase in borrowings under our credit facilities.

     Income tax benefit. Income tax benefit was $3.9 million during the fiscal year ended June 30, 2001 compared to income tax expense of $907,000 during the comparable period in 2000, primarily due to the decrease in income from operations. See Note 18 to the Consolidated Financial Statements.

     Discontinued Operations. In June 2001, we announced that we were discontinuing our e-commerce initiative, which we were conducting through our subsidiary, Egarden Inc., effective June 30, 2001. We plan to dispose of the assets and liabilities of Egarden by either contributing them to another company in exchange for an ownership interest in a company or through a sale of the assets and liquidation of the liabilities. The net assets of the discontinued operations were $108,000 at June 30, 2001 with a minority interest of $1,239,000.

     We recorded a net loss on disposal of discontinued operations of $4.6 million, net of minority interest of $1.1 million. This included the write-off of all long-lived assets of $5.2 million and $445,000 of restructuring expense related to the termination of all Egarden employees. In addition to the net loss on disposal of discontinued operations in 2001, we had a net loss from the operations of Egarden of $7.1 million, net of minority interest of $1.8 million.

     Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), our consolidated financial statements have been reclassified to reflect the discontinuation of Egarden. The net operating results, net assets and net cash flows of Egarden have been reported as "Discontinued Operations" in our Consolidated Financial Statements.

     Extraordinary gain from early extinguishment of debt. Extraordinary gain from early extinguishment of debt decreased to $4,000 during the fiscal year ended June 30, 2001 from $1.2 million for the comparable period in 2000 (net of tax of $3,000 and $878,000, respectively). In 2001 we repurchased 1,200 shares of the mandatorily redeemable trust preferred securities of U.S. Home & Garden Trust I compared to 250,781 shares in 2000. See Note 19 to the Consolidated Financial Statements.

     Net loss. Net loss increased by $25.1 million to a net loss of $25.5 million during the fiscal year ended June 30, 2001 from a net loss of $345,000 during the comparable period in 2000. Net loss per common share increased $1.38 to a net loss of $1.40 per share when compared to net loss per common share of $.02 during the comparable period in 2000. The increase in net loss is primarily attributable to the impairment of goodwill of one of our subsidiaries, Weed Wizard Acquisition Corporation, the restructuring charge related to the closure of the Ampro Industries, Inc. facility in Michigan, the discontinuance of operations of our business-to-business e-commerce subsidiary, Egarden Inc., reduced sales due to delayed order placement by the major retailers, an overall soft economy and poor weather in the third quarter, offset in part by a reduction in income tax expense of approximately $4.8 million. There were fewer weighted average common and common equivalent shares outstanding during the year ended June 30, 2001 compared to the comparable period in the prior year due to the repurchase of our common stock during both years.

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

     Selling and shipping expense. Selling and shipping expenses decreased $0.7 million, or 3.6% to $18.6 million during the fiscal year ended June 30, 2000 from $19.3 million during the comparable period in 1999. Selling and shipping expenses as a percentage of net sales decreased to 20.8% during fiscal year ended June 30, 2000 from 21.6% during the comparable period in 1999.

     General and administrative expenses. General and administrative expenses, excluding depreciation and amortization, decreased $0.5 million or 5.4%, to $8.8 million during the fiscal year ended June 30, 2000 from $9.3 million during the comparable period in 1999. As a percentage of net sales, general and administrative expenses excluding depreciation and amortization decreased to 9.8% during the fiscal year ended June 30, 2000 from 10.4% during the comparable period in 1999. This decrease as a percentage of net sales was primarily due to the increase in net sales.

     Depreciation and amortization. Depreciation and amortization expenses were consistent at $4.3 million during the fiscal years ended June 30, 2000 and 1999. As a percentage of net sales, depreciation and amortization expenses were 4.8% during the fiscal years ended June 30, 2000 and 1999.

     Income from operations. Income from operations decreased by $2.4 million, or 23.1%, to $7.9 million during the fiscal year ended June 30, 2000 compared to $10.3 million for the comparable period in 1999. The decrease in income from operations for the 2000 period is primarily attributable to the poor weather in the fourth quarter and the discontinued Weed Wizard product, partially offset by the absence of restructuring charges in the 2000 period. As a percentage of net sales, income from operations decreased to 8.8% for the fiscal year ended June 30, 2000 from 11.5% during the comparable period in 1999.

     Net interest expense. Net interest expense increased $360,000, or 5.2% to $7.2 million during the fiscal year ended June 30, 2000, from $6.9 million during the comparable period in 1999. The increase in interest expense is primarily related to the increase in borrowings under our credit facility to finance the acquisition of Ampro Industries, Inc. partially offset by the decreased interest associated with the line of credit in conjunction with the decrease in inventories. Interest expense also decreased in conjunction with our repurchase of 250,781 shares of the mandatorily redeemable trust preferred securities of U.S. Home & Garden Trust I.

     Income taxes. Income tax expense decreased by $0.5 million to $0.9 million during the fiscal year ended June 30, 2000 compared to $1.4 million in tax expense during the comparable period in 1999, primarily due to the decrease in income from operations. See Note 18 to the Consolidated Financial Statements.

     Extraordinary gain from early extinguishment of debt. Extraordinary gain from early extinguishment of debt increased $1.2 million, net of tax expense of $878,000, during the fiscal year ended June 30, 2000 from the comparable period in 1999. We repurchased 250,781 shares of the mandatorily redeemable trust preferred securities of U.S. Home & Garden Trust I. See Note 19 to the Consolidated Financial Statements included in Part I, Item 8.

     Net income (loss). Net income decreased by $2.4 million to a net loss of $345,000 during the fiscal year ended June 30, 2000 from net income of $2.1 million during the comparable period in 1999. Diluted net income per common share decreased $.11 to a net loss of $.02 per share when compared to diluted net income per common share of $.09 during the comparable period in 1999. The decrease in net income per common share is primarily attributable to the loss from discontinued operations, reduced sales due to poor weather in the fourth quarter and the discontinued Weed Wizard product in the fiscal year ended June 30, 2000 compared to the comparable period in the prior year.

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

     Sales of our agricultural products, which were not material for fiscal 2001, are also seasonal. Most shipments occur during the period from March through October.

     Set forth below is certain unaudited quarterly financial information:

                                                                       Quarter ended
                                                   (in thousands, except percentages and per share data)
                               --------------------------------------------------------------------------------------------
                                  September 30,  December 31,     March 31,      June 30,     September 30,  December 31,
                                      1999           1999           2000           2000           2000           2000
                                   ----------     ----------     ----------     ----------     ----------     ----------
Net sales ......................      $12,985        $14,145        $36,494        $26,041        $13,111        $11,360

  Cost of sales ................        7,176          7,420         19,218         15,287          7,424          5,974

  Unusual item .................           --             --            928             --             --             --
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Gross profit .................        5,809          6,725         16,348         10,754          5,687          5,386

Selling, shipping, general and
  administrative expenses ......        7,645          7,795          8,006          8,265          7,742          7,485

Loss on impairment of
goodwill .......................           --             --             --             --             --             --

Restructuring charges ..........           --             --             --             --             --             --
                                   ----------     ----------     ----------     ----------     ----------     ----------
Income (loss) from
operations .....................       (1,836)        (1,070)         8,342          2,489         (2,055)        (2,099)

Gain (loss) on sale of
property .......................           --             --             --            551             --             --

Interest income ................           73             59             58             74             64             34

Interest expense ...............       (1,818)        (2,003)        (1,875)        (1,811)        (1,660)        (1,763)
                                   ----------     ----------     ----------     ----------     ----------     ----------
Income (loss) from continuing
operations before income taxes
and extraordinary gain .........       (3,581)        (3,014)         6,525          1,303         (3,651)        (3,828)

Income tax benefit (expense) ...        1,600          1,353         (2,828)        (1,032)         1,779          1,808

Loss from discontinued
operations, net of taxes and
minority interest ..............           --           (304)          (905)          (686)          (883)          (977)

Loss on disposal of
discontinued operations, net of
taxes and minority interest ....           --             --             --             --             --             --

Extraordinary gain, net of
taxes ..........................           --             --            943            281              4             --
                                   ----------     ----------     ----------     ----------     ----------     ----------

Net income (loss) ..............      $(1,981)       $(1,965)        $3,735          $(134)       $(2,751)       $(2,997)
                                   ==========     ==========     ==========     ==========     ==========     ==========
Diluted net income (loss) per
share(1) .......................       $(0.10)        $(0.10)         $0.17         $(0.01)        $(0.15)        $(0.16)
                                   ==========     ==========     ==========     ==========     ==========     ==========
Weighted average common and
common equivalent shares
outstanding(1) .................       19,335         19,213         21,627         18,988         18,807         18,313
                                   ==========     ==========     ==========     ==========     ==========     ==========

Net sales ......................        100.0%         100.0%         100.0%         100.0%         100.0%         100.0%

  Cost of sales ................         55.3%          52.5%          52.7%          58.7%          56.6%          52.6%

  Unusual Item .................           --             --            2.5%            --             --             --
                                   ----------     ----------     ----------     ----------     ----------     ----------
  Gross profit .................         44.7%          47.5%          44.8%          41.3%          43.4%          47.4%

Selling, shipping, general and
    administrative .............         58.9%          55.1%          22.0%          31.7%          59.0%          65.9%

Loss on impairment of
goodwill .......................           --             --             --             --             --             --

Restructuring charges ..........           --             --             --             --             --             --
                                   ----------     ----------     ----------     ----------     ----------     ----------
Income (loss) from operations ..        (14.2%)         (7.6%)         22.8%           9.6%         (15.6%)        (18.5%)

Gain (loss) on the sale of
property .......................           --             --             --            2.1%            --             --

Interest income ................          0.6%           0.4%           0.2%           0.3%           0.5%           0.3%

Interest expense ...............        (14.0%)        (14.1%)         (5.1%)         (7.0%)        (12.7%)        (15.5%)
                                   ----------     ----------     ----------     ----------     ----------     ----------
Income (loss) from continuing
operations before income taxes,
and extraordinary gain .........        (27.6%)        (21.3%)         17.9%           5.0%         (27.8%)        (33.7%)

Income tax benefit (expense) ...         12.3%           9.6%          (7.8%)         (4.0%)         13.5%          15.9%

Loss from discontinued
operations, net of tax
and minority interest ..........           --           (2.2%)         (2.5%)         (2.6%)         (6.7%)         (8.6%)

Loss on disposal of discontinued
operations, net of tax
and minority interest ..........           --             --             --             --             --             --

Extraordinary gain, net of
taxes ..........................           --             --            2.6%           1.1%            --             --
                                   ----------     ----------     ----------     ----------     ----------     ----------
Net income (loss) ..............        (15.3%)        (13.9%)         10.2%          (0.5%)        (21.0%)        (26.4%)
                                   ==========     ==========     ==========     ==========     ==========     ==========

                                    --------------------------
                                     March 31,      June 30,
                                       2001           2001
                                    ----------     ----------
Net sales ......................       $26,507        $29,797

  Cost of sales ................        14,165         17,992

  Unusual item .................            --             --
                                    ----------     ----------
  Gross profit .................        12,342         11,805

Selling, shipping, general and
  administrative expenses ......         8,687          7,942

Loss on impairment of
goodwill .......................            --         10,820

Restructuring charges ..........           800          2,060
                                    ----------     ----------
Income (loss) from
operations .....................         2,855         (9,017)

Gain (loss) on sale of
property .......................            --             --

Interest income ................            99             25

Interest expense ...............        (1,998)        (2,136)
                                    ----------     ----------
Income (loss) from continuing
operations before income taxes
and extraordinary gain .........           956        (11,128)

Income tax benefit (expense) ...        (2,311)         2,622

Loss from discontinued
operations, net of taxes and
minority interest ..............          (416)        (4,853)

Loss on disposal of
discontinued operations, net of
taxes and minority interest ....            --         (4,551)

Extraordinary gain, net of
taxes ..........................            --             --
                                    ----------     ----------

Net income (loss) ..............       $(1,771)      $(17,910)
                                    ==========     ==========
Diluted net income (loss) per
share(1) .......................        ($0.10)        $(1.02)
                                    ==========     ==========
Weighted average common and
common equivalent shares
outstanding(1) .................        17,638         17,628
                                    ==========     ==========

Net sales ......................         100.0%         100.0%

  Cost of sales ................          53.4%          60.4%

  Unusual Item .................            --             --
                                    ----------     ----------
  Gross profit .................          46.6%          39.6%

Selling, shipping, general and
    administrative .............          32.8%          26.7%

Loss on impairment of
goodwill .......................            --           36.3%

Restructuring charges ..........           3.0%           6.9%
                                    ----------     ----------
Income (loss) from operations ..          10.8%         (30.3%)

Gain (loss) on the sale of
property .......................            --              _

Interest income ................           0.4%           0.1%

Interest expense ...............          (7.6%)         (7.2%)
                                    ----------     ----------
Income (loss) from continuing
operations before income taxes,
and extraordinary gain .........           3.6%         (37.4%)

Income tax benefit (expense) ...          (8.7%)          8.8%

Loss from discontinued
operations, net of tax
and minority interest ..........          (1.6%)        (16.3%)

Loss on disposal of discontinued
operations, net of tax
and minority interest ..........            --          (15.2%)

Extraordinary gain, net of
taxes ..........................            --             --
                                    ----------     ----------
Net income (loss) ..............          (6.7%)        (60.1%)
                                    ==========     ==========

--------

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

     At June 30, 2001, we had consolidated cash and short-term investments totaling $2.7 million and working capital of $4.9 million. At June 30, 2000, we had consolidated cash and short-term investments totaling $5.1 million, of which $1.6 million was restricted and working capital of $25.2 million. The principal sources of working capital during fiscal 2001 included proceeds from sale of property and equipment and net proceeds from our credit facility discussed below. Major uses of working capital included the purchase of equipment, expenditures related to Egarden and repurchase of 1,336,000 shares of our common stock.

     Net cash provided by continuing operating activities for fiscal 2001 of $826,000 consisted primarily of a decrease in inventory and an increase in non-cash expenses, which includes depreciation and amortization of $5.7 million, the $10.8 million loss on impairment of goodwill and the $2.7 million of restructuring charges, net of cash, which was offset, in part, by the loss from continuing operations and a decrease in accounts payable and accrued expenses. The $1.8 million decrease in inventories was primarily caused by efficiencies in inventory management due to improved information systems. The $5.7 million decrease in accounts payable and accrued expenses is primarily due to decreased purchases of new material inventories and changes in the timing of certain tax-related items.

     Net cash provided by investing activities for fiscal 2001 was $2.3 million, consisting primarily of proceeds from the sale of property and equipment and the decrease in restricted cash partially offset by the purchase of equipment, package tooling and other intangibles.

     Net cash provided by financing activities for fiscal 2001 was $1.6 million, consisting primarily of the net proceeds from the lines of credit partially offset by the repurchase of common stock for treasury.

     On October 13, 1998, we entered into a credit agreement (the "Credit Agreement") with Bank of America N.A. (the "Bank"). The Credit Agreement provides for a revolving credit facility of up to $25 million to finance the cost of acquisitions by us (the "Acquisition Facility") and revolving credit facility of up to $20 million to finance our working capital requirements (the "Working Capital Facility"). The Acquisition Facility expired on June 30, 2001, at which time borrowings became payable on a term loan basis in quarterly installments commencing June 30, 2001, with the final installment maturing on March 31, 2004 and, unless refinanced or extended, borrowings under the Working Capital Facility mature on September 30, 2001, the expiration date. In addition, borrowings under the Acquisition Facility are subject to mandatory prepayment from the net proceeds of certain disposition of assets, and certain losses or condemnation of property, from excess cash (as defined in the Credit Agreement) generated by us and our subsidiaries and 50% of the net proceeds of any new issuances of our capital stock after such expiration date. Mandatory prepayments by us prior to such expiration have the effect of reducing the Acquisition Facility by the prepayment amount. In addition, during a period of 30 consecutive days during the period July 1 to December 1 in each year, no borrowings can be outstanding under the Working Capital Facility. We have the right under the Credit Agreement to terminate or permanently reduce the Bank's commitments under such credit facilities in the minimum amount of $1.0 million and multiples thereof subject to the payment to the Bank of "reduction fees" of 0.5% of the amounts terminated or reduced thereafter. Borrowings under such credit facilities bear interest at variable annual rates selected by us based on LIBOR ("London Interbank Offered Rate"), or the higher of 0.5% above the then current Federal Funds Rate or the Bank's prime rate plus, in each case, an applicable marginal rate of interest. At June 30, 2001, the interest rate on any borrowings under the facilities was 10.12%.

     Our obligations under the Credit Agreement are guaranteed by our subsidiaries and secured by a security interest in favor of the Bank in substantially all of our assets and substantially all of our subsidiaries. Upon the occurrence of an event of default specified in the Credit Agreement, the maturity of loans outstanding under the Credit Agreement may be accelerated by the Bank, which may also foreclose its security interest on our assets and the assets of our subsidiaries. We are in violation of certain covenants of the Credit Facility. We have received from the Bank an extension of the maturity date of the Working Capital Facility to October 30, 2001.

     Under the Credit Agreement, we and our subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on merger, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, we must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. Any balances outstanding under the Acquisition Facility at June 30, 2001 must be repaid in quarterly installments such that 37.5% is paid in fiscal 2002, 32.5% is paid in fiscal 2003 and 30.0% is paid in fiscal 2004.

     In September 2001, we received a commitment from another commercial bank to refinance the Working Capital and Acquisition Facilities with a new asset-based borrowing facility. The proposed new three-year facility will be composed of a revolving credit line of up to $31 million, which will be limited by, and secured by, our accounts receivable and inventory. It will also contain a term loan of $2 million, which will be secured by our fixed assets, and will be paid down in equal installments on a five-year amortization schedule.

     Borrowings under the new credit facility will bear interest at variable annual rates selected by the Company based on either the bank's Eurodollar rate or its prime rate plus, in each case, an applicable marginal rate of interest.

     As a condition for closing this new credit facility, we must arrange for new subordinated debt financing of at least $2.25 million and must have cash and/or borrowing availability under the new facility of at least $3.25 million at closing.

     We have received a commitment for new subordinated debt in an amount that will provide us with proceeds of approximately $4.0 million. We believe that this subordinated debt will meet the requirements under the proposed new asset based credit facility. However, there can be no assurance that either the new asset based credit facility or the new subordinated debt will be consummated or that the terms will remain as stated in the commitment letters. See Note 9 to the Consolidated Financial Statements.

     We believe that our operations will generate sufficient cash flow to service the debt incurred. However, if such cash flow is not sufficient to service such debt, we will be required to seek additional financing which may not be available on commercially acceptable terms or at all.

     In fiscal 1999, we authorized the repurchase from time to time of up to 2.5 million shares of our common stock through open market purchases and in privately negotiated transactions. In September 1999 we authorized the repurchase of up to 3.0 million additional shares of our common stock. Through June 30, 2001, 3,889,724 shares have been repurchased from non-affiliates in open market transactions of which 1,335,552 shares were purchased during fiscal 2001. The Bank, as a condition of waiving non-compliance by us with certain covenants under the credit facilities, has prohibited further share repurchases.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000 as amended by SFAS No. 137 and SFAS No. 138. The adoption of SFAS did not have a material impact on the Company's consolidated financial statements.

     In June 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation No. 44 clarifies the application of APB No. 25 for certain issues including (i) the definition of employee for purposes of applying APB No. 25, (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective

July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of Interpretation No. 44 did not have a material impact on our consolidated financial statements.

     In June 2001, the FASB finalized Statements No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart form goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria of SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires that we complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     Our previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $59.6 million and other intangible assets is $6.3 million. Amortization expense during the year ended June 30, 2001 was $3.4 million. Currently, we are assessing but have not yet determined how the adoption of SFAS 141 and SFAS 142 will impact our financial position and results of operations.

     In September 2000 the Emerging Issues Task Force (EITF) issued EITF Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor Products, which requires cooperative advertising charges to be classified as a reduction of revenue. This guidance is effective for fiscal periods beginning after December 15, 2001. Currently, we are assessing but have not yet adopted EITF 00-25.

Inflation

     Inflation has historically not had a material effect on our operations.

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The following table provides information on our fixed maturity debt instruments as of June 30, 2001 that are sensitive to changes in interest rates.

The Bank lines of credit had interest rates                     $21.7 million
ranging from 6.62% to 10.87% for the
year ended June 30, 2001

     Item 8. Financial Statements and Supplementary Data.

     This information appears in a separate section of this report following
Part IV.

     Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    Part III

     Item 10. Directors and Executive Officers of the Registrant.

     Our current directors and executive officers are as follows:

Name                             Age           Position
----                             ---           --------

Robert Kassel(1)                 61            Chairman of the Board, Chief
                                               Executive Officer, President and
                                               Treasurer

Richard Grandy                   55            Chief Operating Officer

Name                             Age           Position
----                             ---           --------

Richard Raleigh (1)              47            Director

Fred Heiden(1)(2)                60            Director

Brad Holsworth(2)                41            Director

Jon Schulberg(1)(2)              43            Director

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

Richard Grandy, has been Chief Operating Officer of U.S. Home & Garden Inc. since June 30, 2001. He has been President of Easy Gardener since July 1997 and served as its Vice President from the date of the Company's acquisition of Easy Gardener, Inc. in September 1994 until July 1997. Mr. Grandy co-founded Easy Gardener, Inc. in 1983 after serving as Marketing Director at International Spike, Inc. from 1977 through 1983. From 1968 through 1977, Mr. Grandy was a sales representative of lawn and garden products for the Ortho Division of Chevron Chemical Co.

Richard Raleigh has been a Director of U.S. Home & Garden Inc. since March 1993. He served as Chief Operating Officer of U.S. Home & Garden Inc. from June 1992 to June 30, 2001 and has served as a consultant to U.S. Home & Garden, Inc. since then. He served as Executive Vice President-Operations of U.S. Home & Garden Inc. from December 1991 to June 1992. Prior to joining U.S. Home & Garden Inc., Mr. Raleigh was a free-lance marketing consultant to the lawn and garden industry from January 1991 to December 1991. From April 1988 to January 1991, he was Director of Marketing, Lawn and Garden of Monsanto Agricultural Co. From

December 1986 to April 1988 he was Vice President of Sales and Marketing of The Andersons, a company engaged in the sale of consumer and professional lawn and garden products. From November 1978 to December 1986, he held a variety of positions at The Andersons, including Operations Manager and New Products Development Manager.

Fred Heiden, a director of U.S. Home & Garden Inc. since March 1993, has been a private investor since November 1989. From April 1984 to November 1989, Mr. Heiden was President and Principal owner of Bonair Construction, a Florida based home improvement construction company.

Brad Holsworth has been a director of U.S. Home & Garden Inc. since July 2000. He has been employed by Prescient Capital LLC, a money manager and venture capital firm, as Chief Financial Officer since April 2000. From April 1999 to April 2000 he was employed by Banc of America Securities, as a Principal, Accounting and Finance. He was employed by the accounting firm, BDO Seidman, LLP from July 1982 to April 1999 and was a partner of BDO Seidman, LLP from July 1995 to April 1999.

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

Certain Key Employees

Richard Kurz, 59, has been Chief Financial Officer of U.S. Home & Garden Inc. since October 2001 and served as its Vice President-Finance from June 2001 until October 2001. From 1997 until December 2000 he was Executive Vice President and Chief Financial Officer for Aircraft Interior Resources, Inc, a company that provides products and services to commercial airlines. From 1994 until 1997 he was Senior Vice President and Chief Financial Officer of American Eagle Group, Inc., a service company that provided insurance services to the aviation and other specialized industries. From 1991 to 1994 he was Chief Financial and Administrative Officer for BDP International, Inc. a logistics service provider. From 1979 to 1991 he held a variety of senior financial positions with Cigna Corporation, a healthcare provider. Mr. Kurz is a Certified Public Accountant.

David Harper, 49, has been Chief Operating Officer of Egarden Inc. since June 2000, was a Vice President of U.S. Home & Garden Inc. from May 1999 to June 2000 and has been employed by us since May 1998. From 1995 to May 1998 he was an independent consultant within the lawn and garden industry where his clients included selected manufacturers, distributors, retailers and industry associations. From 1975 to 1994, he was employed by Monsanto in a variety of positions of increasing responsibility. From 1988 to 1994, Mr. Harper headed Monsanto's efforts to introduce its Roundup product line and the creation of its Solaris division with Monsanto's acquisition of Ortho Consumer Products in 1993.

Sheila Jones, 46, has been Vice President of Easy Gardener since July 1997 and has also served as its General Manager from September 1994. Prior to our acquisition of Easy Gardener, Inc., Ms. Jones was employed by Easy Gardener, Inc. from its inception in September 1983 to September 1994, where she advanced to the positions of Vice President and General Manager. From April 1977 to September, 1983, she was employed by International Spike, Inc., where she held various project management positions.

Paul Logue, 45, has been Key Accounts Manager of Easy Gardener since our acquisition of Easy Gardener, Inc. in September 1994. Prior to joining us, Mr. Logue was employed by Easy Gardener, Inc. from September 1989 to September 1994, where he advanced from the position of Northeastern Regional Sales Manager to National Sales Manager. From March 1988 to September 1989, he was Regional Sales Manager for Hoffman Brand Fertilizers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires that officers and directors, and persons who beneficially own more than 10 percent of a registered class of equity securities of U.S. Home & Garden Inc., file certain reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file.

     Based solely on our review of the copies of such forms received by us, or representations obtained from certain reporting persons, we believe that during the year ended June 30, 2001 all filing requirements applicable to the officers, directors, and greater than 10 percent beneficial stockholders of U.S. Home & Garden Inc. were complied with.

     Item 11. Executive Compensation.

     The following table discloses the compensation awarded by U.S. Home & Garden Inc., for the three fiscal years ended June 30, 2001, 2000 and 1999, to Mr. Robert Kassel, its Chairman, Chief Executive Officer, President and Treasurer, Mr. Richard Raleigh, its former Chief Operating Officer, and Mr. Richard Grandy, its current Chief Operating Officer, Ms. Lynda Gustafson, its former Vice President of Finance, and Mr. Donald Rutishauser, its former Chief Financial Officer (together, the "Named Officers"). During the fiscal year ended June 30, 2001, no other officer of U.S. Home & Garden Inc. received a total salary and bonus that exceeded $100,000 during such fiscal year.

                           Summary Compensation Table

                                                        Annual Compensation      Long-Term
                                                                                 Compensation
Name and Principal Position                                                      Securities
---------------------------                                                      Underlying            All Other
                                             Year    Salary ($)   Bonus ($)      Options (#)           Compensation($)(1)
                                             ----    ----------   ---------      ---------------       ------------------
Robert Kassel,                               2001    354,000      315,000        1,468,000 (5)            6,593
Chairman, Chief Executive Officer,           2000    477,000 (2)  320,000 (2)      500,000 (3)            6,383
 President and Treasurer                     1999    450,000      114,000          641,333 (4)            6,169

Richard Raleigh, former Chief Operating      2001    253,000      328,000          537,000 (5)          664,074
Officer                                      2000    250,000      125,000          225,000 (6)           12,623
                                             1999    250,000       96,000          137,500 (7)(8)        12,169

Richard Grandy, Chief Operating Officer      2001    340,000      100,000          150,000 (5)           11,693
                                             2000    311,000           --               --               11,806
                                             1999    286,000           --               --               11,593

Lynda Gustafson, former Vice President of    2001      6,000           --               --              210,703
Finance                                      2000    147,000       60,000           50,000                4,763
                                             1999    148,000       60,000               --               12,169

Donald Rutishauser, former Chief Financial   2001    119,000       26,000               --              151,719
Officer                                      2000     71,000           --           50,000                   --

(1) Represents our contributions to the Named Officers 401(k)/profit sharing accounts and actual or accrued severance payments to Mr. Raleigh ($652,000), Ms. Gustafson ($210,000) and Mr. Rutishauser ($150,000) in
     fiscal 2001. Excludes certain perquisites that did not exceed the lesser of $50,000 or 10% of their combined bonus and salary.

(2) Included in Mr. Kassel's salary is $46,800 of non-cash compensation attributable to his receipt of shares of common stock of Egarden Inc. Mr. Kassel's bonus of $320,000 primarily reflects work performed by him in connection with Egarden Inc. and its initial capitalization, securing E-commerce agreements with certain of the nations largest hardware cooperatives and obtaining vendor arrangements.

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

(5) Represents options that were originally granted to the respective officers in prior fiscal years, the expiration dates of which were extended in fiscal 2001.

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

     No new options were granted to the Named Officers and 10,000 options were granted to an employee during the fiscal year ended June 30, 2001. The only other options granted during fiscal 2001 were to outside directors under the Directors Stock Option Plan. The following table discloses information concerning options granted to certain of the Named Officers in prior fiscal years whose expiration dates were extended during the fiscal year ended June 30, 2001.

                Option Grants in Fiscal Year Ended June 30, 2001

                                                Individual Grants
                   --------------------------------------------------------------------------
                    Number of Securities      Percent of Total
                     Underlying Options      Options Granted to      Exercise                      Potential Realizable Value at
                           Granted          Employees in Fiscal        Price      Expiration     Assumed Annual Rates of Stock Price
Name                        (#)(1)               Year (%)(2)           ($/Sh)        Date        Appreciation for Option Term ($)(3)
----------------    --------------------    -------------------    ------------  ------------    -----------------------------------
                                                                                                       5%                  10%
                                                                                                 -------------      ----------------
Robert Kassel                 80,000                                  $1.69         11/17/05          --                   --
                           1,000,000                                   2.06         11/17/05          --                   --
                             388,000                                   3.25         11/17/05          --                   --

Richard Grandy               150,000                                   2.25         11/17/05          --                   --

Richard Raleigh               17,000                                   1.69           7/1/03          --                   --
                             400,000                                   2.06           7/1/03          --                   --
                             120,000                                   3.25           7/1/03          --                   --

----------

(1) Represents options that were granted in prior fiscal years but whose expiration dates were extended during fiscal 2001. All of the options are exercisable in full at the time of the extension of their expiration dates except for 80,000 options granted to Mr. Kassel, which vest over a 10-year period and Mr. Raleigh's 17,000 $1.69 options which vest over a 10-year period.

(2) No percentages are reflected in the above-table since no new options were granted to any Named Officer during fiscal 2001. As noted above, in addition to the extensions of options previously granted to certain of the Named Officers a total of 10,000 new options were granted to employees during fiscal 2001.

(3) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming our common stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of options providing for termination of the option following termination of employment or nontransferability of the options and do not make any provision for taxes associated with exercise. No realizable value is shown since the market price of the common stock on the date the options were extended was substantially lower than the exercise price of the extended options.

     The following table sets forth information concerning the number of options owned by the Named Officers and the value of any in-the-money unexercised options as of June 30, 2001. No options were exercised by any Named Officer during the fiscal year ended June 30, 2001:

                           Aggregated Option Exercises
                        And Fiscal Year-End Option Values

                        Shares Acquired     Value Realized    Number of Securities Underlying     Value of Unexercised In-the-Money
                         on Exercise(#)           ($)       Unexercised Options at June 30, 2001     Options at June 30, 2001(1)
                        ---------------     --------------  ------------------------------------  ---------------------------------
Name                                                          Exercisable       Unexercisable      Exercisable      Unexercisable
-----------------                                             -----------       -------------      -----------      -------------
Robert Kassel                     --               --           1,964,267           265,066                  0                  0
Richard Grandy                    --               --             150,000                --                  0                  0
Richard Raleigh                   --               --             753,161             8,750                  0                  0
Lynda Gustafson                   --               --                  --                --                  0                  0
Donald Rutishauser                --               --              20,000            30,000                  0                  0

----------
(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the common stock exceeds the option exercise price. The last sale price (the fair market value) of the common stock on June 29, 2001 (the last trading day prior to June 30, 2001)was $0.70 per share.

Employment Agreements of Executive Officers

     We have entered into an employment agreement with Mr. Kassel dated as of April 1, 1996. Mr. Kassel currently serves as Chief Executive Officer and President of U.S. Home & Garden Inc. for a term expiring on March 31, 2002, subject to automatic renewal unless terminated. His current annual salary is $450,000, and is subject to such bonuses and increases as are approved at the discretion of the Board of Directors or the

Compensation Committee of the Board, as the case may be. The employment agreement requires that substantially all of the employee's business time be devoted to us and that the employee not compete, or engage in a business competitive with, our current or anticipated business for the term of the agreement and for two years thereafter (although he may own not more than 5% of the securities of any publicly traded competitive company). Mr. Kassel is, in addition to salary, entitled to certain fringe benefits, including the use of an automobile and payment of related expenses.

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

     Easy Gardener has entered into an employment agreement with Mr. Grandy, dated as of September 1, 1998 which expires on August 31, 2003. The agreement provides for Mr. Grandy to receive an annual base salary of $275,000, $300,000, and $330,000 during the first three years of the agreement and $350,000 thereafter. Mr. Grandy is also entitled to such bonuses, if any, as determined by the Board of Directors of Easy Gardener. The Agreement requires Mr. Grandy to devote substantially all of his business time to Easy Gardener, and in the event Mr. Grandy's employment agreement is terminated by Easy Gardener without cause (as defined in the agreement) or if Mr. Grandy resigns with "Good Reason" (as defined in the agreement), Mr. Grandy will be entitled to receive his base salary through the expiration of the agreement.

     We had entered into an employment agreement with Mr. Raleigh to serve as our Chief Operating Officer for a term expiring on March 31, 2002 subject to automatic renewal unless terminated. The agreement provided that Mr. Raleigh was to receive an annual salary of $250,000, subject to such bonuses and increases as are approved at the discretion of the Board of Directors. In addition to salary, Mr. Raleigh was entitled to certain fringe benefits, including the use of an automobile and payment of related expenses.

     Mr. Raleigh's employment agreement also provided that if his employment was terminated under certain circumstances, including termination of Mr. Raleigh's employment upon a change of control of U.S. Home & Garden Inc., (as defined in the agreement) a failure by us to comply with our obligations under the agreement, our failure to obtain the assumption of the agreement by any successor corporation, or a change in Mr. Raleigh's duties and obligations from those contemplated by the agreement, and our termination Mr. Raleigh's employment other than for disability or cause, he would be entitled to receive severance pay equal to the greater of (i) $162,500 ($812,500 in the event of a change of control) or (ii) the total compensation earned by him from us during the one-year period (multiplied by five in the event of a change of control) prior to the date of his termination. Mr. Raleigh's employment agreement was terminated as a result of the Separation Agreement discussed below.

Separation and Termination Agreements and Arrangements

     During fiscal 2001 we entered into a Separation Agreement and Release and a Consulting Agreement with Richard Raleigh, our director and former Chief Operating Officer. The Separation Agreement provided for Mr. Raleigh's resignation as an officer or employee of U.S. Home & Garden Inc. and its subsidiaries effective June 30, 2001. In lieu of any severance benefits which Mr. Raleigh otherwise might have been entitled to under his employment agreement, we agreed, among other things, to pay Mr. Raleigh aggregate separation pay of $476,000 of which $250,000 was paid in July 2001 with the balance being paid in quarterly installments commencing October 1, 2001 and released Mr. Raleigh from his obligation to repay the approximately $151,000 principal balance remaining on the loan we previously made to him. At the same time Mr. Raleigh entered into an agreement to provide us with consulting services through June 30, 2003 for a fee of $1,000 per month.

     We have also entered into a Separation Agreement with Mr. Rutishauser, our former Chief Financial Officer, that requires that we pay him separation pay of $150,000 upon termination of his employment with us. Mr. Rutishauser's employment with us terminates in October 2001.

     During fiscal 2001 we made severance payments of $210,000 to Lynda Gustafson, our former Vice President of Finance.

Committees of the Board of Directors

     U.S. Home & Garden Inc. has established an Audit Committee which is comprised of Messrs. Heiden, Holsworth and Schulberg. The Audit Committee, among other things, makes recommendations to the Board of Directors with respect to the engagement of U.S. Home & Garden Inc.'s independent certified public accountants and the review of the scope and effect of the audit engagement. We have also established a Compensation Committee which is comprised of Messrs. Kassel, Heiden, Raleigh and Schulberg. The Compensation Committee, among other things, makes recommendations to the Board of Directors with respect to the compensation of the executive officers of U.S. Home & Garden Inc. We maintain a Stock Option Committee comprised of Messrs. Schulberg and Heiden, which determines the persons to whom options should be granted under the 1995 and 1997 Stock Option Plans and the number and other terms of options to be granted to each person under such plans.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Compensation Committee of U.S. Home & Garden Inc.'s Board of Directors consists of Messrs. Kassel, Heiden, Raleigh and Schulberg. During the fiscal year ended June 30, 2001, none of our executive officers served on the Board of Directors or the compensation committee of any other entity, any of whose officers served on the Board of Directors or Compensation Committee of U.S. Home & Garden Inc.

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

Director Compensation

     During the fiscal year ended June 30, 2001 each of our three non-employee directors who served as directors during that fiscal year, Messrs. Heiden, Holsworth and Schulberg, received $5,000 for serving on our Board of Directors as well as options under the Director Plan.

     Item 12. Security Ownership of Certain Beneficial Owners and Management.

VOTING SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information at September 30, 2001, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by us to be the owner of more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each Named Officer, and (iv) all executive officers and directors of U.S. Home & Garden Inc. as a group.

                                 Amount and
                                 Nature of
                                 Beneficial                     Percentage
Name of Beneficial Owner         Ownership(1)(2)                of Class
------------------------         ---------------                --------

Robert Kassel                     2,836,931(3)(4)                 14.2

Richard Raleigh                     756,411(5)                     4.1

Richard Grandy                    1,084,396(6)                     6.1

Donald Rutishauser                   20,000(7)                       *

Lynda Gustafson                           0                          0

Fred Heiden                          15,258(8)                       *

Brad Holsworth                        6,000(9)                       *

Jon Schulberg                        15,258(8)                       *

Joseph Owens, II                    914,396(10)                    5.2

Wellington Management
    Company, LLP                  1,510,000(11)                    8.6

All executive officers
  and directors as a
  group (six persons)             4,714,254(3)(4)(5)              22.6
                                         (6)(8)(9)(12)

----------

*less than 1%

(1) Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the Record Date upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the Record Date have been exercised.

(3) Of such shares, (i) 138,650 are owned of record by Mr. Kassel's wife; however, because Ms. Kassel has appointed her husband as her proxy and attorney-in-fact to vote all 138,650 of the shares owned of record by her, Robert Kassel may also be deemed to have beneficial ownership of such shares. The address of Mr. Kassel is c/o U.S. Home & Garden Inc.

(4) Includes 2,374,493 shares of Common Stock issuable to Mr. Kassel upon exercise of options and warrants and 208,388 shares whose issuance to Mr. Kassel has been deferred pursuant to the terms of our Non-Qualified Deferred Compensation Plan for Select Employees. Does not include a total of 1,828,792 shares which Mr. Kassel had the right to vote pursuant to voting agreements granted to him in 1994 by each of Messrs. Richard Grandy and Joseph Owens, II. These voting agreements expired by their terms on September 1, 2001.

(5)  Includes 754,411 shares of Common Stock issuable upon exercise of options.

(6) Includes 150,000 shares of Common Stock issuable upon exercise of options. The address of Mr. Grandy is c/o U.S. Home & Garden Inc.

(7)  Represents shares issuable upon exercise of options.

(8)  Includes 15,000 shares of Common Stock issuable upon exercise of options.

(9)  Includes 5,000 shares of Common Stock issuable upon exercise of options.

(10) The address of Mr. Owens is 8 Hillandale Road, Waco, Texas.

(11) According to a Schedule 13G filed by Wellington Management Company, LLP ("Wellington") with the SEC, these shares are beneficially owned by Wellington in its capacity as an investment advisor for clients of Wellington who are the record holders of such shares. The address of Wellington is 75 State Street, Boston, MA 02109.

(12) Excludes shares beneficially owned by Richard Kurz, our Chief Fiancial Officer, Donald Rutishauser, our former Chief Financial Officer and Lynda Gustafson, our former Vice President of Finance.

     Item 13. Certain Relationships and Related Transactions

     From time to time Messrs. Kassel and Raleigh have borrowed monies from U.S. Home & Garden Inc. During fiscal 2001, the highest amount owed to U.S. Home & Garden Inc. by Messrs. Kassel and Raleigh were $571,195 and $156,697, respectively. After deducting principal payments made to date, the principal balance of the loans to Mr. Kassel at September 17, 2001 was approximately $596,872. The balance of Mr. Raleigh's loan was forgiven by the Company as part of Mr. Raleigh's severance agreement. The loans to Mr. Kassel bear interest at 7% per annum and mature on June 30, 2003. Mr. Kassel will make annual payments of interest on the outstanding principal balance of the loan through the maturity date. In addition, payments of principal will be made during next year and on maturity of the loan by Mr. Kassel as follows: $150,000 and the balance of approximately $446,872, respectively.

                                    Part IV.

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  (1)  Financial Statements.
               The financial statements and index follow this Part IV.

          (2)  Financial Statement Schedule.
               Schedule II -- Valuation and Qualifying Accounts.

          (3)  Exhibits.

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

10.17 Assets Purchase Agreement dated as of March 20, 1998 by and among Easy Gardener, Inc., Landmaster Products, Inc., Wayne Murray and Quincy McMillian.++++

10.18 Commercial Building Lease, dated June 12, 1998 between Easy Gardener, Inc. and Norman Adams, James Anderson, Donald Bryan and Pamela Butler, incorporated by reference to Exhibit 10.24 filed with the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

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

10.23 Third Amendment dated December 17, 1999 to the Credit Agreement dated October 13, 1998 between U.S. Home & Garden Inc. and Bank of America, N.A. (incorporated by reference to Exhibit (b)(4) to Amendment No. 1 to the registrant's Schedule 13E-4 dated January 25, 2000.)

10.24 Fourth Amendment dated March 31, 2000 to the Credit Agreement dated October 13, 1998 between U.S. Home & Garden Inc. and Bank of America N.A., Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly report on Form 10-Q for the Quarter ended March 31, 2000

10.25 Fifth Amendment dated January 30, 2001 to the Credit Agreement dated October 13, 1998 between U.S. Home & Garden Inc. and Bank of America, N.A.

10.26 Sixth Amendment and Waiver dated March 16, 2001 to the Credit Agreement dated October 13, 1998 between U.S. Home & Garden Inc. and Bank of America, N.A.

10.27 Seventh Amendment and Waiver dated May 15, 2001 to the Credit Agreement dated October 13, 1998 between U.S. Home & Garden Inc. and Bank of America, N.A.

10.29 Separation Agreement and Release between U.S. Home & Garden Inc. and Richard Raleigh

10.30     Separation Agreement between U.S. Home & Garden Inc. and Donald
          Rutishauser

21        Subsidiaries.***

23        Consent of BDO Seidman, LLP.

----------
* Incorporated by reference to the comparable exhibit filed with the registrant's Form 10-KSB for the fiscal year ended June 30, 1995.

** Incorporated by reference to the exhibit filed under the same number in the registrant's Registration Statement on Form SB-2 (file no. 33-61984).

*** Incorporated by reference to the applicable exhibit filed with the registrant's Form 10-K for the fiscal year ended June 30, 1999.

# Denotes management compensatory contract or plan or arrangement.

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

     (b) Report on Form 8-K. No reports on Form 8-K were filed by the registrant during its fiscal quarter ended June 30, 2001.

                                                         U.S. Home & Garden Inc.
                                                                and Subsidiaries





                                               Consolidated Financial Statements
                                           At June 30, 2001 and 2000 and for the
                                        Years Ended June 30, 2001, 2000 and 1999

                                                         U.S. Home & Garden Inc.
                                                                and Subsidiaries

                                                                        Contents

================================================================================


   Report of Independent Certified Public Accountants                          3


   Consolidated Financial Statements
       Consolidated balance sheets as of June 30, 2001 and 2000          4 and 5

       Consolidated statements of operations for the years ended
            June 30, 2001, 2000 and 1999                                 6 and 7

       Consolidated statements of stockholders' equity for the years
            ended June 30, 2001, 2000 and 1999                                 8

       Consolidated statements of cash flows for the years ended
            June 30, 2001, 2000 and 1999                                9 and 10

       Summary of accounting policies                                    11 - 16

       Notes to consolidated financial statements                        17 - 43


   Consolidated Financial Statement Schedule
       Schedule II-Valuation and Qualifying Accounts                          44




   Note: All other schedules have been omitted since the required information is contained in the Consolidated Financial Statements or such schedules are not required.

Report of Independent Certified Public Accountants


Board of Directors
U.S. Home & Garden Inc. and Subsidiaries
San Francisco, California


We have audited the accompanying consolidated balance sheets of U.S. Home & Garden Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. We have also audited
Schedule II - Valuation and Qualifying Accounts (Schedule). These financial statements and Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and Schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home & Garden Inc. and Subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.

                                                   /s/ BDO Seidman, LLP




                                                   Certified Public Accountants

September 14, 2001, except Note 9 which
  is as of October 10, 2001

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                     Consolidated Balance Sheets

================================================================================

June 30,                                                                    2001           2000
-----------------------------------------------------------------------------------------------
Assets (Notes 1 and 9)

Current:
Cash and cash equivalents                                           $  2,724,000   $  3,474,000
Restricted cash (Note 13)                                                     --      1,582,000
Accounts receivable, less allowance for doubtful accounts and
     sales returns of $1,260,000 and $1,199,000 (Note 3)              19,483,000     19,972,000
Inventories (Note 4)                                                  11,043,000     12,843,000
Prepaid expenses and other current assets                                697,000        656,000
Refundable income taxes                                                  653,000             --
Deferred tax asset (Note 18)                                           1,205,000        210,000
Net current assets of discontinued operations (Note 2)                   371,000      3,858,000
-----------------------------------------------------------------------------------------------

Total Current Assets                                                  36,176,000     42,595,000

Property and Equipment, net (Note 5)                                   5,994,000     12,093,000

Intangible Assets:
     Excess of cost over net assets acquired, net (Note 6)            59,632,000     72,221,000
     Deferred financing costs, net of accumulated amortization of
         $562,000 and $371,000                                         3,001,000      3,093,000
     Product rights, patents and trademarks, net of accumulated
         amortization of $85,000 and $271,000                            559,000        555,000
     Non-compete agreements, net of accumulated amortization of
         $132,000 and $106,000                                         1,378,000      1,404,000
     Package tooling costs, net of accumulated amortization of
         $1,390,000 and $929,000                                       1,371,000      1,359,000

Officer Receivables (Note 7)                                             521,000        555,000

Net Long-Term Assets of Discontinued Operations (Note 2)                      --      5,274,000

Other Assets                                                             304,000        513,000
-----------------------------------------------------------------------------------------------

                                                                    $108,936,000   $139,662,000
===============================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                     Consolidated Balance Sheets

================================================================================


June 30,                                                                       2001             2000
----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current:
     Line-of-credit (Note 9)                                          $  21,650,000    $   3,125,000
     Accounts payable (Note 3)                                            3,293,000        6,186,000
     Accrued rebates                                                      1,618,000        1,075,000
     Accrued commissions                                                  1,279,000        1,296,000
     Accrued restructuring costs (Note 15)                                  999,000               --
     Accrued co-op advertising                                              732,000        1,143,000
     Income taxes payable                                                        --        2,413,000
     Accrued other expenses                                               1,719,000        2,205,000
----------------------------------------------------------------------------------------------------

Total Current Liabilities                                                31,290,000       17,443,000

Acquisition Line-of-Credit, less current portion (Note 9)                        --       13,875,000

Deferred Tax Liability (Note 18)                                          1,205,000        1,358,000

Net Long-Term Liabilities of Discontinued Operations (Note 2)               263,000               --

Other Long-Term Liabilities                                                  20,000          792,000

Company Obligated Mandatorily Redeemable Preferred
     Securities of Subsidiary Trust Holding Solely Junior
     Subordinated Debentures (Notes 11 and 19)                           56,951,000       56,980,000
----------------------------------------------------------------------------------------------------

Total Liabilities                                                        89,729,000       90,448,000
----------------------------------------------------------------------------------------------------

Minority Interest in Equity of Affiliate (Note 2)                         1,239,000        4,111,000
----------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 12, 13, and 15)

Stockholders' Equity (Note 14):
     Preferred stock, 1,000 shares authorized and unissued                       --               --
     Common stock, $.001 par value - shares authorized, 75,000,000;
     21,433,000 and 21,751,000 shares issued                                 21,000           22,000
     Additional paid-in capital                                          51,846,000       51,410,000
     Retained earnings (deficit)                                        (21,071,000)       4,358,000
----------------------------------------------------------------------------------------------------

                                                                         30,796,000       55,790,000
Less: Treasury stock, 3,890,000 and 2,554,000 shares at cost            (12,828,000)     (10,687,000)
----------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                               17,968,000       45,103,000
----------------------------------------------------------------------------------------------------

                                                                      $ 108,936,000    $ 139,662,000
====================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Operations

================================================================================

Year ended June 30,                                                                  2001            2000            1999
-------------------------------------------------------------------------------------------------------------------------
Net Sales (Note 3)                                                           $ 80,775,000    $ 89,665,000    $ 89,346,000

Cost of Sales (Note 3)                                                         45,555,000      49,101,000      44,176,000

Unusual Item (Note 16)                                                                 --         928,000              --
-------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                                   35,220,000      39,636,000      45,170,000
-------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
     Selling and Shipping                                                      16,805,000      18,643,000      19,291,000
     General and administrative                                                15,051,000      13,068,000      13,609,000
     Loss on impairment of goodwill (Note 17)                                  10,820,000              --              --
     Restructuring charges (Note 15)                                            2,860,000              --       1,964,000
-------------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                                       45,536,000      31,711,000      34,864,000
-------------------------------------------------------------------------------------------------------------------------

Income (Loss) From Operations                                                 (10,316,000)      7,925,000      10,306,000

Other Income (Expense):
     Gain (loss) on disposal of property and equipment                                 --         551,000         (24,000)
     Interest income (Note 7)                                                     222,000         264,000         530,000
     Interest expense                                                          (7,557,000)     (7,507,000)     (7,413,000)
-------------------------------------------------------------------------------------------------------------------------

Income (Loss) From Continuing Operations Before Income Taxes
     and Extraordinary Gain                                                   (17,651,000)      1,233,000       3,399,000

Income Tax Benefit (Expense) (Note 18)                                          3,898,000        (907,000)     (1,350,000)
-------------------------------------------------------------------------------------------------------------------------

Income (Loss) From Continuing Operations Before Extraordinary Gain            (13,753,000)        326,000       2,049,000

Discontinued Operations (Note 2):
     Loss from discontinued operations, net of tax benefit of $1,465,000 in 2000, and net of minority interest of $1,754,000 and
         $423,000 in 2001 and 2000, respectively                                7,129,000       1,895,000              --
     Loss on disposal of discontinued operations, net of minority interest
         of $1,118,000                                                          4,551,000              --              --
-------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Before Extraordinary Gain                                   (25,433,000)     (1,569,000)      2,049,000
-------------------------------------------------------------------------------------------------------------------------

Extraordinary gain of $7,000 and $2,102,000
     on purchase of Trust Preferred Securities,
     net of income taxes of ($3,000) and ($878,000) (Note 19)                       4,000       1,224,000              --
-------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                            $(25,429,000)   $   (345,000)   $  2,049,000
=========================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Operations

================================================================================

Year ended June 30,                                                         2001        2000        1999
--------------------------------------------------------------------------------------------------------
Basic Earnings per Share (Note 20):
     Income (loss) from continuing operations per common share before
         extraordinary gain                                             $  (0.76)   $   0.02    $   0.10
     Discontinued operations                                               (0.64)      (0.10)         --
     Extraordinary gain                                                       --        0.06          --
--------------------------------------------------------------------------------------------------------


Net Income (Loss) per Common Share                                      $  (1.40)   $  (0.02)   $   0.10
========================================================================================================

Diluted Earnings per Share (Note 20):

     Income (loss) per common share before extraordinary gain           $  (0.76)   $   0.02    $   0.09
     Discontinued operations                                               (0.64)      (0.10)         --
     Extraordinary gain                                                       --        0.06          --
--------------------------------------------------------------------------------------------------------


Net Income (Loss) per Common Share                                      $  (1.40)   $  (0.02)   $   0.09
========================================================================================================


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                 Consolidated Statements of Stockholders' Equity

================================================================================


                                                         Common Stock
                                                    ---------------------   Additional     Retained                       Total
                                                     Number of                Paid-In      Earnings       Treasury     Stockholders'
                                                      Shares      Amount      Capital      (Deficit)       Stock          Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                               20,133,000   $20,000   $50,153,000  $  2,733,000   $ (1,307,000)  $ 51,599,000
   Repurchase of unit purchase options (UPOs)                --        --            --       (79,000)            --        (79,000)
   Compensation related to repriced stock options            --        --       268,000            --             --        268,000
   Exercise of stock options, warrants and UPOs       1,086,000     1,000       121,000            --             --        122,000
   Repurchase of common stock for treasury                   --        --            --            --     (7,475,000)    (7,475,000)
   Net income                                                --        --            --     2,049,000             --      2,049,000
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999                               21,219,000    21,000    50,542,000     4,703,000     (8,782,000)    46,484,000
   Compensation related to repriced stock options            --        --       166,000            --             --        166,000
   Exercise of stock options, warrants and UPOs         532,000     1,000       205,000            --             --        206,000
   Issuance of stock options for consulting services
        and business acquisition                             --        --       497,000            --             --        497,000
   Repurchase of common stock for treasury                   --        --            --            --     (1,905,000)    (1,905,000)
   Net loss                                                  --        --            --      (345,000)            --       (345,000)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000                               21,751,000    22,000    51,410,000     4,358,000    (10,687,000)    45,103,000
   Compensation related to repriced stock options            --        --       261,000            --             --        261,000
   Issuance of stock options for consulting services         --        --       175,000            --             --        175,000
   Retirement of shares                                (318,000)   (1,000)           --            --             --         (1,000)
   Repurchase of common stock for treasury                   --        --            --            --     (2,141,000)    (2,141,000)
   Net loss                                                  --        --            --   (25,429,000)            --    (25,429,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                               21,433,000   $21,000   $51,846,000  $(21,071,000)  $(12,828,000)  $ 17,968,000
===================================================================================================================================


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows

================================================================================

Year ended June 30,                                                     2001            2000            1999
------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net income (loss) from continuing operations
         before extraordinary item                              $(13,753,000)   $    326,000    $  2,049,000
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
        Loss on impairment of goodwill                            10,820,000              --              --
        Restructuring charges, net of cash                         2,708,000              --       1,093,000
        Loss (gain) on disposal of property and equipment                 --        (551,000)         24,000
        Provision for losses on accounts receivable                  646,000         173,000         827,000
        Depreciation and other amortization                        5,686,000       5,229,000       4,460,000
        Deferred income taxes                                     (1,148,000)         48,000         810,000
        Compensation related to repriced stock options               261,000         166,000         268,000
        Consulting expenses related to stock options                 175,000         146,000              --
        Changes in operating assets and liabilities, net of
         assets acquired and liabilities assumed in business
         acquisitions:
             Accounts receivable                                    (157,000)         97,000      (4,030,000)
             Inventories                                           1,800,000       4,143,000      (2,470,000)
             Prepaid expenses and other current assets              (794,000)      1,280,000         126,000
             Other assets                                            259,000        (156,000)         67,000
             Accounts payable and accrued expenses                (5,677,000)      2,713,000      (4,066,000)
------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating Activities                  826,000      13,614,000        (842,000)
------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
     (Increase) decrease in restricted cash                        1,582,000        (582,000)     (1,000,000)
     Proceeds on sale of property and equipment                    3,527,000       1,030,000              --
     Purchase of equipment                                        (1,327,000)     (2,673,000)     (1,307,000)
     Payment for non-compete agreement                                    --              --      (1,000,000)
     Purchase of package tooling and other intangibles              (663,000)       (586,000)       (664,000)
     Decrease in officer receivable                                   84,000          70,000         125,000
     Payment for purchase of businesses, net of cash acquired       (863,000)       (125,000)    (26,552,000)
------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities                2,340,000      (2,866,000)    (30,398,000)
------------------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows

================================================================================


 Year ended June 30,                                                    2001            2000            1999
------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
     Net proceeds from line-of-credit                           $  4,650,000    $  1,500,000    $ 15,500,000
     Changes in other long-term liabilities and purchase
         of mandatorily redeemable preferred securities             (797,000)     (3,981,000)             --
     Deferred finance costs                                          (99,000)             --        (484,000)
     Proceeds from issuance of stock                                      --         206,000         122,000
     Repurchase of unit purchase options                                  --              --         (79,000)
     Repurchase of common stock for treasury                      (2,141,000)     (1,905,000)     (7,475,000)
     Retirement of shares                                             (1,000)             --              --
------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities                1,612,000      (4,180,000)      7,584,000
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents
     from continuing operations                                    4,778,000       6,568,000     (23,656,000)

Cash used in discontinued operations                              (5,528,000)     (6,030,000)       (538,000)
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                (750,000)        538,000     (24,194,000)

Cash and Cash Equivalents, beginning of year                       3,474,000       2,936,000      27,130,000
------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of year                          $  2,724,000    $  3,474,000    $  2,936,000
============================================================================================================


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

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries over which it has financial or management control including Weatherly Consumer Products Group, Inc. (Weatherly), Easy Gardener, Inc. (Easy Gardener), Golden West Agri-Products, Inc. (Golden
     West), Weed Wizard Acquisition Corp. (Weed Wizard), Ampro Industries, Inc. (Ampro) and Egarden Inc. (EGarden) since their dates of acquisition (See Notes 1 and 2). Additionally, U.S. Home & Garden Trust I (See Note 11) has been included since its formation in April 1998. All significant intercompany accounts and transactions have been eliminated.

Inventories

     Inventories, which consist of raw materials, finished goods, and packaging materials, are stated at the lower of cost or market; cost is determined by the first-in, first-out (FIFO) cost method.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the life of the lease, if shorter. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

Intangible Assets

     Excess of Cost over Net Assets Acquired

     The excess of cost over net assets acquired (Goodwill), which relates to the Company's acquisitions, is being amortized over periods of five to thirty years using the straight-line method. Should a change of circumstances suggest a possible impairment, the recoverability of Goodwill is evaluated by comparing undiscounted estimated future net cash flows to the current carrying value. (See Note 17).

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================


     Deferred Financing Costs

     Direct costs associated with the Company's debt borrowings are being amortized over the life of the related debt.

     Product Rights

     Product rights are being amortized over estimated useful lives of fifteen to twenty years.

     Non-Compete Agreements

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

Revenue Recognition

     Sales are recorded as products are shipped to customers. Sales are free on board (FOB) shipping point.

Earnings Per Share

     Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

Income Taxes

     The Company provides deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established (See Note 18).

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================


Shipping and Handling

     Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling costs incurred by the Company are included in cost of sales.

Advertising Costs

     The Company incurs advertising expense primarily relating to cooperative advertising credits granted to customers based on qualified expenses incurred by the customers to advertise the Company's products. Cooperative advertising credits are usually limited to a percentage of an agreed-upon sales volume. The Company also incurs advertising expense relating to the distribution of catalogs and the broadcasting of radio and television commercials. Advertising costs are expensed as incurred. Advertising expense was $3,183,000, $3,889,000 and $3,832,000 during the years ended June 30, 2001, 2000 and 1999.

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

Stock-Based Compensation

     The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, with respect to non-employee stock-based compensation. The fair value method is required for all stock-based compensation issued to nonemployees. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based compensation under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, but are required to disclose pro forma net income and earnings per share as if the fair value method had been adopted. The Company has elected to continue to account for employee stock-based compensation under APB No. 25. (See
     Note 14).

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================


Segment Information

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for the way in which publicly-held companies report financial and descriptive information about their operating segments in financial statements for both interim and annual periods, and requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The Company's primary continuing operations are in one segment - the manufacture and sale of consumer lawn and garden products. The Company has aggregated its operating segments into a single reportable segment as prescribed by SFAS No. 131. Revenue from external customers for each type of product and service is not reported separately as it is not considered practicable to do so.

Financial Instruments and Derivatives

     The Company's financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, officer receivables, debt and mandatorily redeemable preferred securities. The carrying value of cash and cash equivalents, restricted cash and accounts receivable approximate fair value based upon the liquidity and short-term nature of the assets. The carrying value of officer receivables, debt and mandatorily redeemable preferred securities approximates the fair value based upon short-term and long-term borrowings at interest rates which approximate current rates.

     The Company has used derivative financial instruments to manage the economic impact of fluctuations in interest rates on short-term and long-term debt. The Company entered into an interest rate swap to manage this economic risk. This was viewed as a risk management tool and is not used for trading or speculative purposes. The interest rate differentials associated with the interest rate swap used to hedge debt obligations were recorded as an adjustment to interest payable with the offset to interest expense over the life of the swap. (See Note 10).

     Cash and cash equivalents are held principally at three high quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit.

Reclassifications

     Certain amounts as previously reported have been reclassified to conform to current year classifications.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================


New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
     (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000 as amended by SFAS No. 137 and SFAS No. 138. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial statements.

     In June 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation No. 44 clarifies the application of APB No. 25 for certain issues including (i) the definition of employee for purposes of applying APB No. 25, (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of Interpretation No. 44 did not have a material impact on the Company's consolidated financial statements.

     In June 2001, the FASB finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================


     SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No.
     142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. See also Note 17.

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $59,632,000 and other intangible assets is $6,309,000. Amortization expense during the year ended June 30, 2001 was $3,422,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 141 and SFAS No. 142 will impact its financial position and results of operations.

     In September 2000, the Emerging Issues Task Force (EITF) issued EITF Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products, which requires certain cooperative advertising charges to be classified as a reduction of revenue. This guidance is effective for fiscal periods beginning after December 15, 2001. Currently, the Company is assessing but has not yet adopted EITF 00-25.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


1.   Business Acquisitions

     The Company has consummated the following eleven acquisitions of lawn and garden companies or product lines for a total of approximately $111 million in consideration:

     o Golden West Chemical Distributors, Inc. - A manufacturer of humic acid-based products designed to improve crop yield, which was acquired in August 1992 for approximately $1.1 million in cash and $1.1 million of promissory notes.

     o Easy Gardener, Inc. - A manufacturer of multiple fabric landscaping products including Weedblock(R), which was acquired in September 1994 for approximately $21.3 million consisting of $8.8 million in cash, a $10.5 million promissory note and two convertible notes each in the principle amount of $1.0 million. Approximately $2.2 million of additional purchase price was contingent on Easy Gardener meeting certain income requirements. All of these amounts had been paid by June 30, 2001.

     o Emerald Products LLC - Manufacturer of decorative landscaping edging, which was acquired in August 1995 for $835,000 in cash and a $100,000 promissory note.

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

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


     o Tensar(R) consumer products line of The Tensar Corporation - A line of lawn and garden specialty fencing, which was acquired from The Tensar Corporation in May 1998 for approximately $5.4 million, plus additional $1 million for inventory.

     o Ampro Industries, Inc. - A manufacturer and distributor of lawn and garden products including specialty grass and flower seeds. The Company acquired all of the outstanding stock of Ampro for approximately $24.6 million in October 1998.

     o E-Garden, Inc. (now Egarden, Inc.) - The Company's business-to-business Internet subsidiary was acquired in June 1999 for approximately $400,000 plus expenses of approximately $100,000 with additional purchase price payments over the next three years based on its future net sales. (See Note 2).

     o Findplants.com - An electronic horticulture catalogue and locator that provides business-to-business service for commercial growers and wholesalers which was acquired by Egarden, Inc. in May 2000 for approximately $537,000. (See Note 2).

     All of the above acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated statements of income since their respective acquisition dates. The following unaudited pro forma summary combines the consolidated results of operations of the Company and Ampro as if the acquisition had occurred at the beginning of the year of acquisition. Accordingly, Ampro has been reflected as if the acquisition occurred on July 1, 1998. The pro forma information gives effect to certain adjustments, including the amortization of excess of cost over net assets acquired, salary for an Ampro employee covered by an employment agreement, and additional interest expense on the notes payable. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Ampro had constituted a single entity during such period and is not necessarily indicative of results which may be obtained in the future. E-Garden, Inc. and Findplants.com acquisitions have not been reflected since their prior revenue and expenses were not material to the Company's operations.

     Year ended June 30,                                                   1999
     --------------------------------------------------------------------------

     Net sales                                                     $ 90,496,000
     --------------------------------------------------------------------------

     Income before income taxes                                    $  1,245,000
     --------------------------------------------------------------------------

     Net income                                                    $    747,000
     --------------------------------------------------------------------------

     Basic net income per common share                             $        .04
     --------------------------------------------------------------------------

     Diluted net income per common share                           $        .03
     ==========================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


2.   Discontinued Operations

     In June 2001, the Company announced that it was discontinuing its e-commerce initiative, which it was conducting through its subsidiary, Egarden, Inc. (Egarden), effective June 30, 2001. The Company plans to dispose of the assets and liabilities of Egarden, including amounts written off, by either contributing them to another company in exchange for an ownership interest in that company or through a sale of the assets and liquidation of the liabilities.

     The Company recorded a net loss on disposal of discontinued operations of $4,551,000, net of minority interest of $1,118,000. The loss, prior to minority interest, included the write-off of all long-lived assets of $5,225,000 and restructuring expense of $445,000 related to the termination of all 39 employees. In addition to the net loss on disposal in 2001, the Company had a net loss from the operations of Egarden of $7,129,000, net of minority interest of $1,754,000, for the year ended June 30, 2001 and a loss of $1,895,000, net of minority interest of $423,000, for the year ended June 30, 2000. Revenues of the discontinued operations for the years ended June 30, 2001 and 2000 were not material.

     The net assets and net liabilities of discontinued operations reported in the consolidated balance sheets consisted of the following:

      June 30,                                         2001           2000
     ---------------------------------------------------------------------

     Current assets                             $   882,000    $ 3,914,000
     Current liabilities                           (511,000)       (56,000)
     ---------------------------------------------------------------------
     Net current assets                         $   371,000    $ 3,858,000
     =====================================================================

     Net property and equipment                 $        --    $ 1,529,000
     Other assets                                        --      3,745,000
     Long-term liabilities                         (263,000)            --
     ---------------------------------------------------------------------
     Net long-term assets (liabilities)         $  (263,000)   $ 5,274,000
     ---------------------------------------------------------------------

     Minority interest in equity of affiliate   $(1,239,000)   $(4,111,000)
     =====================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


     Pursuant to APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the Company's consolidated financial statements and notes have been restated for all periods presented to reflect the discontinuation of Egarden. The net operating results, net assets and net cash flows of Egarden have been reported as "Discontinued Operations" in the accompanying consolidated financial statements. The restated notes exclude amounts related to these discontinued operations.

3.   Concentration of Credit Risk and Significant Relationships

     Trade accounts receivable are due from numerous customers located in many geographic regions throughout the United States. The Company performs ongoing credit evaluations of its customers' financial conditions and establishes an allowance for doubtful accounts based upon credit risk of specific customers, historical trends and other information. The Company does not require collateral from its customers.

     During the years ended June 30, 2001, 2000 and 1999, sales to two customers accounted for approximately 56% (42% and 14%), 48% (35% and 13%) and 33% (24% and 9%) of consolidated net sales. Included in accounts receivable at June 30, 2001 and 2000 is $9,062,000 and $9,428,000 due from the two largest customers.

     The Company's two significant product lines are landscape fabric and fertilizer, plant food and insecticide spikes. For the years ended June 30, 2001, 2000 and 1999, sales of landscape fabric represented approximately 47%, 43% and 37%, respectively, of the Company's total net sales and, sales of fertilizer, plant food and insecticide spikes represented approximately 15%, 15% and 13%, respectively, of the Company's total net sales.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


     Substantially all raw material purchases for WeedBlock(R) landscape fabric inventory are from two vendors, representing approximately 29% (19% and 10%), 35% (22% and 13%) and 35% (29% and 6%) of the Company's consolidated raw material purchases during the years ended June 30, 2001, 2000 and 1999, respectively. Management believes that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause delays and a possible loss of sales, which would adversely affect operating results. Included in accounts payable at June 30, 2000 is $749,000 ($542,000 and $207,000) due to these vendors. No amounts were due to these vendors at June 30, 2001.

4.   Inventories

     Inventories consist of:

      June 30,                                     2001                2000
      ---------------------------------------------------------------------

     Raw materials                          $ 6,290,000         $ 8,379,000
     Finished goods                           4,753,000           4,464,000
     ----------------------------------------------------------------------

                                            $11,043,000         $12,843,000
     ======================================================================

     At June 30, 2001 and 2000, the inventory balance has been reduced by a provision for possible obsolescence of $1,375,000 and $1,059,000, respectively.

5.   Property and Equipment

     Property and equipment consist of:

                                                                 Estimated Useful
     June 30,                                   Life in Years              2001             2000
     -------------------------------------------------------------------------------------------
     Furniture, fixtures and equipment                  5 - 7   $    10,492,000   $   12,000,000
     Leasehold improvements                            7 - 10           750,000          629,000
     Building and improvements
         (See Note 15)                                10 - 40                --        3,895,000
     Land (See Note 15)                                                      --           80,000
     -------------------------------------------------------------------------------------------
                                                                     11,242,000       16,604,000
     Less accumulated depreciation                                    5,248,000        4,511,000
     -------------------------------------------------------------------------------------------

                                                                $     5,994,000   $   12,093,000
     ===========================================================================================

     Depreciation expense was $2,190,000, $1,850,000 and $1,337,000 during the years ended June 30, 2001, 2000 and 1999, respectively.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


6.   Excess of Cost Over Net Assets Acquired

     The excess of cost over net assets acquired consists of the following:

     June 30,                                                  2001                 2000
     -----------------------------------------------------------------------------------
     Weatherly Consumer Products Group, Inc.        $    22,948,000     $     22,948,000
     Ampro Industries, Inc.                              18,693,000           17,830,000
     Easy Gardener, Inc.                                 15,639,000           15,639,000
     Tensar consumer products line                        5,226,000            5,226,000
     Plasti-Chain product line                            2,810,000            2,810,000
     Landmaster Products, Inc.                            2,292,000            2,292,000
     Golden West Chemical Distributions, Inc.             2,098,000            2,098,000
     Emerald Products, LLC                                1,355,000            1,240,000
     Weed Wizard, Inc. (See Note 17)                             --           11,973,000
     -----------------------------------------------------------------------------------
                                                         71,061,000           82,056,000
     Less accumulated amortization                       11,429,000            9,835,000
     -----------------------------------------------------------------------------------

                                                    $    59,632,000     $     72,221,000
     ===================================================================================

7.   Officer Receivables

     Officer receivables represent unsecured notes which bear interest at 7% and require interest payments on an annual basis. Principal payments on the notes are due in annual installments of $50,000 to $150,000, with the balance due upon maturity in July 2003. At June 30, 2001, there was one note outstanding for $571,000. Total interest income amounted to $43,000, $48,000 and $52,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

8.   Trade Credits

     In April 1996, the Company entered into an agreement to exchange unsold assets held for sale for credit against the future purchase of products and services. This transaction was reported at the estimated fair market value of the assets exchanged by the Company. No gain or loss was recognized on this transaction as the Company had previously written down its assets held for sale to their estimated fair market value. The agreement required the Company to pay a portion of the purchase price of the product or services received. Depending on the nature of the products or services purchased, the Company would receive a credit against the future price ranging from 10% to 45% of the cash purchase price. The Company would also receive a percentage of the cash proceeds from the ultimate sale of the assets. The agreement provided that the Company would receive maximum total credits and cash totaling $1.6 million. In 1999, the Company expensed the remaining $944,000 of carrying value for these trade credits in conjunction with the restructuring discussed in Note 15.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


9.   Line-of-Credit

     In October 1998, the Company completed a Credit Agreement with Bank of America. The agreement provides for a $25 million revolving acquisition line-of-credit ("the Acquisition Facility") to finance acquisitions and a $20 million working capital revolving line-of-credit ("the Working Capital Facility"). Borrowings under these credit facilities bear interest at variable annual rates chosen by the Company based on either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable marginal rate, or (ii) the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, in each case, plus an applicable marginal rate (effectively 10.12% at June 30, 2001). The Acquisition Facility terminated June 30, 2001 and the outstanding balance is payable in quarterly payments starting on June 30, 2001. The Working Capital Facility terminates with the balance due on October 31, 2001. The Company is required to maintain a zero balance, under the Working Capital Facility, for at least 30 consecutive days during the period from July 1 to December 1 of each year. Moreover, if the Company elects to terminate the Credit Agreement prior to the expiration date, the outstanding balance must be prepaid together with a premium of 0.5% of the terminated commitment.

     The outstanding balance on the Acquisition Facility at June 30, 2001 and 2000 was $11,750,000 and $17,000,000, respectively. The outstanding balance on the Working Capital Facility at June 30, 2001 was $9,900,000.

     The Company's obligations under the Credit Agreement are guaranteed by its subsidiaries and secured by a security interest in favor of the Bank in substantially all of the assets of the Company and its subsidiaries. Upon the occurrence of an event of default as specified in the Credit Agreement, the maturity of loans outstanding under the Credit Agreement may be accelerated by the Bank, which may also foreclose its security interest on the assets of the Company and its subsidiaries.

     Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases or securities, and (b) certain limitations on mergers, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. At June 30, 2001, the Company was in violation of certain financial covenants.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


     The Company is currently in discussions to refinance the expiring Credit Agreement. There can be no assurances that a new credit agreement will be executed on terms equal to or more favorable than the expiring Credit Agreement, or that a new agreement can be completed at all. The Company would be adversely affected if it was unable to secure a new credit agreement before expiration of the expiring Credit Agreement. The Company is currently in discussions regarding a new credit facility, but has not reached a final agreement as of October 10, 2001. As a result, the Company has classified all bank debt associated with the expiring Credit Agreement as a current liability.

     Subsequent to June 30, 2001, the Company received a commitment from a bank to provide up to $33,000,000 in senior secured financing due three years from the closing date. The financing commitment provides for a $31,000,000 revolving credit facility and a $2,000,000 term loan. Interest on borrowings will be calculated at variable annual rates based on either the bank's prime rate plus an applicable marginal rate or the bank's fully absorbed Eurodollar rate plus an applicable marginal rate. Available borrowing on the revolving credit facility will be limited based on eligible borrowing bases. The bank will have first priority perfected security interest in substantially all of the Company's assets. The Company will be subject to certain fees and restrictions in conjunction with the financing. As part of the commitment, the Company is required to obtain an additional $2,250,000 in subordinated debt on or before the closing date.

     Subsequent to June 30, 2001, the company also received a commitment to receive $4,000,000 of subordinated secured notes due six years from the closing date. Interest will be charged on the notes at 15.75% per annum, payable quarterly. The issue price of the notes will be 91.25% of the face amount of the notes. The notes will be secured by a second lien on all assets of the Company and will rank junior to the senior financing to be provided by the bank. The investors shall purchase, for a nominal price, detachable warrants to purchase 2.5% of the fully diluted equity of the Company and 2.5% of the Company's Cumulative Trust Preferred Securities. See Note 11. The Company will be subject to certain fees and restrictions in conjunction with the notes.

10.  Financial Instruments

     The Company previously managed its interest rate risk on its line-of-credit borrowings through the purchase of an interest rate swap agreement which effectively fixed the base interest rate on $15 million of the $17 million of variable rate borrowings outstanding at June 30, 2000. Under the agreement, the Company effectively fixed the base interest rate on a $15 million notional amount at 7.78%. The interest rate swap agreement expired November 1, 2000 and the Company's line-of-credit borrowings effectively reverted to a variable interest rate loan.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


11.  Mandatorily Redeemable Preferred Securities

     In April 1998, U.S. Home & Garden Trust I (the "Trust"), a newly created Delaware business trust and a wholly-owned subsidiary of the Company, issued 78,000 common securities with a liquidation amount of $25 per common security to the Company for $1,950,000 and completed a public offering of 2,530,000 of 9.40% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security (the "Trust Preferred Securities" and, together with the common securities, the "Trust Securities"). The Trust exists for the sole purpose of issuing Trust Securities and using proceeds therefrom to acquire the subordinated debentures described below. Concurrent with the issuance of the Trust Securities, the Trust invested the net proceeds therefrom in $65.2 million aggregate principal amount of 9.40% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company.

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

     The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature in total on April 15, 2028, but may be redeemed at the option of the Company at any time after April 15, 2003 or earlier under certain circumstances (see Note 19). The Company effectively provides a full and unconditional guarantee of the Trusts' obligations under the Trust Securities to the extent that the Trust has funds sufficient to make such payments.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


12.  Commitments

     Employment Agreements

     The Company has entered into an employment agreement with one of its officers. The agreement is for a one-year period but is automatically renewed unless specifically terminated by the Company or the employee. If the employment agreement is terminated by the Company without cause, the officer will be entitled to an additional ten years of annual compensation. Annual compensation under the employment agreement is $450,000. The employment agreement also provides for certain lump sum payments in the event of a change in control equal to approximately $7.3 million. A five-year agreement with an officer of Easy Gardener, which began in 1999, provides for a base aggregate annual salary of approximately $350,000. In addition, the agreements provide for incentive and additional compensation under certain circumstances.

     Operating Leases

     The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2006. The future minimum lease payments under these non-cancelable operating leases are as follows:

      Year ended June 30,                                                Amount
     --------------------------------------------------------------------------

     2002                                                    $          964,000
     2003                                                               341,000
     2004                                                               297,000
     2005                                                               256,000
     2006                                                                83,000
     --------------------------------------------------------------------------

                                                             $        1,941,000
     ==========================================================================

     Rent expense was approximately $1,117,000, $924,000 and $788,000 for the years ended June 30, 2001, 2000 and 1999.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


     Defined Contribution Benefit Plan

     Easy Gardener has established an employee defined contribution benefit plan (the Plan). Employees of the Company, Weatherly, Easy Gardener, Weed Wizard and Golden West are eligible to participate. The Company is required to match the first 60% of employee contributions up to 5% of the employee's wage base. The Plan also allows discretionary contributions by the Company. The Company's contribution vests over a seven-year period. Ampro established a plan for its employees with similar terms to the Easy Gardener Plan, which was terminated during the year in conjunction with the Ampro restructuring (See Note 15). Total expense associated with the plans for the years ended June 30, 2001, 2000 and 1999 was approximately $376,000, $397,000 and $351,000, respectively.

     Royalty Agreements

     The Company previously had royalty agreements which required payments based upon a percentage of net sales of certain products. These agreements expired during the year ended June 30, 2000. Royalty expense during the years ended June 30, 2000 and 1999 was $49,000 and $149,000, respectively.

     Non-Qualified Deferred Compensation Plan

     The Company has adopted the Non-Qualified Deferred Compensation Plan for Select Employees of U.S. Home & Garden Inc. (Deferred Plan). Under the Deferred Plan, the Board of Directors or its committee which administers the relevant stock option plan may grant permission to optionees to exercise their options with shares of U.S. Home & Garden, Inc. common stock in which they have a holding period, for income tax purposes, of at least six months and defer the receipt of a portion of the shares subject to the option so exercised. The optionee has the right to designate the time or times of receipt of those shares pursuant to the Deferred Plan. The Deferred Plan contains provisions for earlier issuance of those deferred shares on death, disability and other termination of employment (e.g., on a change of control of U.S. Home & Garden Inc.).

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


13.  Contingencies

     In the normal course of business, the Company is subject to proceedings, lawsuits, and other claims, including proceedings under laws and government regulations related to product safety and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate amount of monetary liability or financial impact with respect to these matters at June 30, 2001 cannot be ascertained.

     During fiscal 2001, the U.S. Consumer Product Safety Commission ("CPSC ") began an investigation into a product previously distributed by the Company's Weed Wizard subsidiary. This investigation could result in an adverse outcome for the Company. While the amount of loss cannot be reasonably estimated at this time, the maximum potential loss is $1.6 million. The Company has vigorously defended, and will continue to vigorously defend, its actions with respect to this subsidiary and its discontinued product.

     In fiscal 2001, the Company commenced an action against A.A.B.B., Inc. (formerly known as Weed Wizard Inc.) and certain of its stockholders and officers relating to the purchase from the defendants of substantially all of the assets of Weed Wizard, Inc. by the Company. The Company is seeking to rescind the transaction or to recover monetary damages. A.A.B.B., Inc. has asserted a counterclaim for breach of contract against the Company for $720,000, plus interest, representing an alleged adjustment to the purchase price.

     The Company held $1.6 million in a separate escrow account at June 30, 2000, related to an action with the former principal stockholders of Ampro. This action was settled during the year ended June 30, 2001, and the cash released from escrow was used to pay an additional purchase price of $863,000.

14.  Stockholders' Equity

     Preferred Stock

     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, rights and preference as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of the Company's common stock. No shares of the preferred stock are outstanding.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


     Common Stock

     In September 1998, the Company adopted a Stockholders' Rights Agreement commonly known as a "poison pill", which provides that in the event an individual or entity becomes a beneficial holder of 12% or more of the shares of the Company's capital stock, other stockholders of the Company shall have the right to purchase shares of the Company's (or in some cases, the acquirer's) common stock at 50% of its then market value.

     Common Stock Repurchase Program

     During fiscal 1999, the Company authorized the repurchase of up to 2,500,000 shares of its common stock through open market purchases and in privately negotiated transactions. In September 1999, the Company authorized the repurchase of up to 3,000,000 additional shares of its common stock. Repurchased shares are held by the Company as treasury stock. During 2001, 2000 and 1999, the Company repurchased 1,336,000, 749,000 and 1,569,000 shares of treasury stock for $2,141,000, $1,905,000, and
     $7,475,000, respectively. Prior to fiscal 1999 the Company repurchased 236,000 shares for $1,307,000.

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

     During fiscal 1995, the Board of Directors of the Company (the "Board) adopted, subject to stockholder approval, two additional stock option plans. The 1995 Stock Option Plan (the "1995 Plan") allows the granting of either ISOs or non-qualified options. The maximum aggregate number of shares reserved for issuance under this plan is 1,500,000.

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

     During May 1997, the Board approved the 1997 Stock Option Plan. The Plan allows the granting of either ISOs or non-qualified options. The 1997 Plan reserves the issuance of 1,500,000 shares of common stock.

     During May 1999, the Board approved the 1999 Stock Option Plan. The Plan allows for granting of either ISOs or non-qualified options. The 1999 Plan reserves the issuance of 900,000 shares of common stock.

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

     The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. Non-qualified options granted under the 1991 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (not less than par value in the case of the 1995 Plan). Options granted under the plans will expire not more than ten years from the date of the grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


     All options granted under the 1991 Plan, the Non-Employee Director Plan and ISOs under the 1995 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

     The following is a summary of activity relating to stock options:

                                         Weighted
                                   Average Option
                                  Price Per Share         Outstanding      Exercisable
     --------------------------------------------------------------------------------------
     1991 Plan

     July 1, 1998                           $1.69             522,000           522,000

     Expired                                 1.69              (9,000)           (9,000)

     Options extended (1)                    1.69                  --          (165,000)

     Exercise of options                     1.69            (116,000)         (116,000)
     --------------------------------------------------------------------------------------

     June 30, 1999                           1.69             397,000           232,000(2)

     Became exercisable                      1.69                  --            18,000

     Exercise of options                     1.69             (40,000)          (40,000)
     --------------------------------------------------------------------------------------

     June 30, 2000                           1.69             357,000           210,000(2)

     Became exercisable                      1.69                  --            18,000
     --------------------------------------------------------------------------------------

     June 30, 2001                          $1.69             357,000           228,000(2)
     ======================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                                    Weighted
                              Average Option
                             Price Per Share  Outstanding    Exercisable
     -----------------------------------------------------------------------
     1995 Plan
     July 1, 1998                      $2.18    1,459,000     1,111,000
     Became exercisable                 2.25           --       198,000
     ----------------------------------------------------------------------
     June 30, 1999                      2.18    1,459,000     1,309,000(3)
     Became exercisable                 2.25           --       100,000
     -----------------------------------------------------------------------
     June 30, 2000                      2.18    1,459,000     1,409,000(3)
     Expired                            2.23     (166,000)     (166,000)
     Became exercisable                 2.06           --        25,000
     -----------------------------------------------------------------------
     June 30, 2001                     $2.17    1,293,000     1,268,000(3)
     -----------------------------------------------------------------------
     Director Stock Option Plan
     July 1, 1998                      $2.25       10,000        10,000
     Granted                            4.69       10,000        10,000
     -----------------------------------------------------------------------
     June 30, 1999                      3.47       20,000        20,000(4)
     Granted                            2.78       10,000        10,000
     -----------------------------------------------------------------------
     June 30, 2000                      2.85       30,000        30,000(4)
     Granted                            1.61       20,000         5,000
     -----------------------------------------------------------------------
     June 30, 2001                     $2.35       50,000        35,000(4)
     =======================================================================
     1997 Plan
     July 1, 1998                      $3.32      565,000       410,000
     Granted                            4.63      150,000        30,000
     Became exercisable                 3.72           --        52,000
     -----------------------------------------------------------------------
     June 30, 1999                      3.59      715,000       492,000(5)
     Granted                            2.56       50,000        50,000
     Became exercisable                 3.16           --        82,000
     -----------------------------------------------------------------------
     June 30, 2000                      3.12      765,000       624,000(5)
     Expired                            2.68      (55,000)      (55,000)
     Became exercisable                 3.16           --        82,000
     -----------------------------------------------------------------------
     June 30, 2001                     $3.15      710,000       651,000(5)
     =======================================================================
     1999 Plan
     July 1, 1999                      $  --           --            --
     Granted                            2.33      833,000       699,000
     =======================================================================
     June 30, 2000                      2.33      833,000       699,000(6)
     Expired                            2.56      (12,000)      (12,000)
     Became exercisable                 2.56           --       110,000
     -----------------------------------------------------------------------
     June 30, 2001                     $2.32      821,000       797,000(6)
     =======================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                                    Weighted
                              Average Option
                             Price Per Share  Outstanding    Exercisable
     -----------------------------------------------------------------------
     Non-Plan Options
     July 1, 1998                      $2.08    2,431,000     2,196,000
     Exercise of options                1.69     (176,000)     (176,000)
     Became exercisable                 2.25           --       205,000
     Options extended (1)               1.69           --      (325,000)
     Granted                            3.91      489,000       170,000
     -----------------------------------------------------------------------
     June 30, 1999                      2.84    2,744,000     2,070,000(7)
     Expired                            3.57     (402,000)     (402,000)
     Became exercisable                 4.09           --       206,000
     Granted                            3.60      125,000       125,000
     -----------------------------------------------------------------------
     June 30, 2000                      2.34    2,467,000     1,999,000(7)
     Expired                            3.81      (11,000)      (11,000)
     Became exercisable                 3.84           --       168,000
     -----------------------------------------------------------------------
     June 30, 2001                     $2.33    2,456,000     2,156,000(7)
     =======================================================================

     (1) In 1999, the expiration date and vesting period on 545,000 options was extended in periods between nine and ten years. As a result, the Company is recognizing compensation expense for the intrinsic value of the options over the new vesting periods. In 2001 and 2000 such expense was $119,000. In 1999, such expense was $268,000.

     (2) At June 30, 1999, 2000 and 2001, the weighted average exercise option price per share for exercisable options was $1.69 for all periods.

     (3) At June 30, 1999, 2000 and 2001, the weighted average exercise option price per share for exercisable options was $2.16, $2.18 and $2.17.

     (4) At June 30, 1999, 2000 and 2001, the weighted average exercise price per share for exercisable options was $3.47, $2.85, and $2.91.

     (5) At June 30, 1999, 2000 and 2001, the weighted average exercise option price per share for exercisable options was $3.35, $3.25 and $3.20.

     (6) At June 30, 2000 and 2001, the weighted average exercise option price per share for exercisable options was $2.25 and $2.32.

     (7) At June 30, 1999, 2000 and 2001, the weighted average exercise option price per share for exercisable options was $2.17, $2.25 and $2.42.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


     During the year ended June 30, 2001, the expiration date of 200,000 options and warrants was extended for two years. The options and warrants remain fully vested. As a result, the Company recognized $142,000 of expense for the value of the options and warrants.

     The following table summarizes the above stock options outstanding and exercisable at June 30, 2001.

                                       Outstanding                         Exercisable
                         ----------------------------------------  -----------------------------
                                                       Weighted                      Weighted
                                        Average        Average                       Average
      Range of Exercise                Remaining       Exercise                      Exercise
            Price          Options       Life            Price        Options         Price
     ---------------------------------------------------------------------------------------------
                    $0.01     200,000      2 years         $0.01        200,000           $0.01
                     1.06      15,000      5 years          1.06             --              --
                     1.69     598,000      7 years          1.69        277,000            1.69
                2.06-2.38   3,215,000       1 year          2.10      3,150,000            2.10
                2.56-3.94   1,449,000      2 years          3.20      1,348,000            3.28
                4.12-4.69     210,000    3.5 years          4.42        160,000            4.39
     ---------------------------------------------------------------------------------------------
               $0.01-4.69   5,687,000      2 years         $2.34      5,135,000           $2.38
     =============================================================================================

     Unit Purchase Options

     In October 1994, the Company granted six unit purchase options (UPOs), each consisting of 43,860 shares of the Company's common stock and Class B Warrants to purchase 43,860 shares of common stock at an exercise price of $2.28. These UPOs have a nominal exercise price. Three UPOs were granted to an officer of the Company for his personal guarantees in connection with the Easy Gardener acquisition. Three were granted to an outside consultant for its services in connection with the financing obtained for the Easy Gardener acquisition. Concurrently, the Company also granted six UPOs, consisting of the same components, each with a current exercise price of approximately $75,000, three of which were granted to an officer of the Company. All of these transactions were done in lieu of cash compensation in consideration for certain financial consulting, and other services, including work performed in connection with debt and equity financing, and for the personal guarantee and other collateral provided in connection with the Company's acquisition of Easy Gardener, without which the Company's transaction with Easy Gardener would not have occurred. These UPOs were valued at $400,000 and included in deferred financing costs. During 1999, the five remaining UPOs were exercised.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


     In connection with the Company's August 1994 Private Placement, the placement agent and its designees were granted 28 UPOs exercisable at $100,000 each. Each UPO consists of 43,860 shares of common stock and warrants to purchase 43,860 shares of common stock at $2.28 per share. These warrants were scheduled to expire in August 1999, if the underlying UPO was not exercised. If exercised, the warrants were scheduled to expire in May 2000. During August 1999, all three remaining UPOs were exercised.

     Warrants

     In connection with certain business transactions and stock offerings, the Company has granted various warrants to purchase common stock.

     The following schedule summarizes the activity:

                                                                                      Weighted
                                      Weighted                                         Average
                                       Average                                       Remaining
                                 Warrant Price                                     Contractual
                                     Per Share      Outstanding(1)   Exercisable          Life
     --------------------------------------------------------------------------------------------
     July 1, 1998                         $2.39        2,501,000       2,501,000        2 years
     Issued                                2.28          240,000         240,000
     Exercised                             1.89       (1,324,000)     (1,324,000)
     Expired                               1.89         (201,000)       (201,000)
     --------------------------------------------------------------------------------------------
     June 30, 1999                         2.45        1,216,000       1,216,000      1.5 years
     Issued                                2.28           36,000          36,000
     Exercised                             2.71         (341,000)       (341,000)
     --------------------------------------------------------------------------------------------
     June 30, 2000                         3.02          911,000         911,000      1.5 years
     Issued                                5.00          200,000         100,000
     -------------------------------------------------------------------------------------------
     June 30, 2001                        $3.31        1,111,000       1,011,000        2 years
     ============================================================================================

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

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


     Common Stock Reserved

     At June 30, 2001, approximately 7,460,000 shares of common stock have been reserved for issuance upon the exercise of warrants and options.

     Stock-Based Compensation

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpertations in accounting for its employee stock option plans. Under APB Opinion No. 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation cost is recognized.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation costs for the Company's stock options and warrants had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option and warrant at the grant date by using a Black-Scholes pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: no dividend yield for any year; expected volatility of approximately 60%, 55% and 56%; risk-free interest rates of 5.4%, 6.4% and 6.6%; and expected lives of approximately three to five years. Pro forma compensation expense associated with options granted to employees totaled $17,000, $2,185,000 and $352,000 for 2001, 2000 and 1999
     respectively. The per option weighted average fair value was $1.08, $1.53 and $2.37 for 2001, 2000 and 1999, respectively.

     Under the accounting provisions of SFAS No. 123, the Company's net income
     (loss) and net income (loss) per common share would have decreased to the pro forma amounts indicated below:

      Year ended June 30,                                 2001            2000           1999
     -------------------------------------------------------------------------------------------
     Net Income (Loss):
         As reported                            $  (25,429,000) $     (345,000) $   2,049,000
         Pro forma (net of tax effect)             (25,442,000)     (1,481,000)     1,838,000
         Dilutive per common share                       (1.40)           (.02)          0.09
         Dilutive per common share pro forma             (1.40)           (.08)          0.08
     ===========================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


15.  Restructuring Charges

     In 2001, the Company recorded a restructuring charge of $2,860,000 relating to the closing and sale of the Ampro Industries Inc. facility in Michigan. The Company intends to continue to sell products, through a contract manufacturing agreement, being manufactured at the former Ampro facility. As part of this agreement, the Company has a firm commitment to purchase a minimum amount of product totaling approximately $528,000 in the fiscal year ended June 30, 2002. However, the contract includes an exit provision, whereby the maximum cost to the Company of termination of the agreement is $332,000. The Company recognized approximately $1,709,000 of expenses and losses relating to the closing and sale of property and equipment of the Ampro facility and $1,151,000 for termination benefits to be paid to all 60 employees involved with the facility. Approximately $999,000 of severance payments are unpaid at June 30, 2001, as a result of the restructuring. The restructuring is expected to be completed by October 31, 2001.

     In 1999, the Company recorded restructuring charges of $1,964,000 relating to the closing of the Weed Wizard facility in Georgia. The Company recognized approximately $280,000 of expense related to lease termination fees and the disposal of property and equipment at the Weed Wizard facility; $1,093,000 of expense related write-off of trade credits and product rights associated with the discontinued product line; and $591,000 of expense for the termination benefits to be paid to 20 employees involved with the discontinued product line. The restructuring was completed during the year ended June 30, 2000. No additional costs were recognized during 2000 and no future costs or payments relating to this matter are expected.

16.  Unusual Item

     During the year ended June 30, 2000, the Company discontinued production, sale and distribution of one of the products in its Weed Wizard product line. Additionally, the Company, in voluntary compliance with the recommendations of the CPSC, instituted a recall of the product. Accordingly, the Company recorded a pretax charge of $928,000 to provide for recall costs and inventory write-offs.

17.  Loss on Impairment of Goodwill

     An impairment charge of $10,820,000 was recorded in June 2001 to write off the net goodwill balance associated with the Company's Weed Wizard subsidiary. Following the guidance of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it is the Company's policy to periodically evaluate its long-lived assets, including goodwill, for possible impairment. If the evaluation determines that the long-lived assets have been impaired, SFAS No. 121 requires that the assets be written down to their estimated fair value. Due to the recurring operating losses of the subsidiary, the product recall in the prior year (See Note 16), and the subsequent unsuccessful product launch of the replacement product through a complete sales season, the evaluation was performed and the estimated impairment loss was recognized.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


     Since the remaining assets of Weed Wizard (primarily machinery and products rights) will continue in service, the net book value of these assets will be depreciated or amortized over their remaining estimated lives.

18.  Income Taxes

     Deferred tax assets (liabilities) consist principally of the following:

      June 30,                                                        2001              2000
     ------------------------------------------------------------------------------------------
     Deferred tax assets:
         Accumulated depreciation and amortization         $     3,382,000    $           --
         Net operating loss carryforward                         1,421,000                --
         Accounts receivable allowance                             330,000           196,000
         Inventory allowance                                       467,000           360,000
         Other                                                     408,000                --
     ------------------------------------------------------------------------------------------

     Gross deferred tax assets                                   6,008,000           556,000
     Less valuation allowance                                   (4,803,000)               --
     ------------------------------------------------------------------------------------------

     Total deferred tax assets                             $     1,205,000    $      556,000
     ==========================================================================================

     Deferred tax liabilities:
     Accumulated depreciation and amortization             $    (1,205,000)   $   (1,358,000)
     Other                                                              --          (346,000)
     ------------------------------------------------------------------------------------------

     Total deferred tax liabilities                        $    (1,205,000)   $   (1,704,000)
     ==========================================================================================

     The valuation allowance of $4,803,000 was recorded at June 30, 2001 due to the uncertainty of the Company's ability to generate sufficient future taxable income to realize the gross deferred tax assets.

     The Company's net operating loss carryforward for federal income tax purposes amounted to $4,146,000 at June 30, 2001, and expires in 2021 if not previously utilized.

     The net deferred income taxes as of June 30, 2001 and 2000 are presented in the balance sheets as follows:

     June 30,                                          2001              2000
     ------------------------------------------------------------------------

     Current asset                          $     1,205,000   $       210,000
     Long-term liability                    $     1,205,000   $     1,358,000
     ========================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


     The income tax provision (benefit) consists of:

      Year ended June 30,                 2001           2000          1999
     ---------------------------------------------------------------------------

     Current:
         Federal                   $(2,763,000)    $1,418,000      $336,000
         State                          16,000        319,000       204,000
     ---------------------------------------------------------------------------

                                    (2,747,000)     1,737,000       540,000
     ---------------------------------------------------------------------------

     Deferred:
         Federal                    (1,358,000)       258,000       682,000
         State                         210,000       (210,000)      128,000
     ---------------------------------------------------------------------------

                                    (1,148,000)        48,000       810,000
     ---------------------------------------------------------------------------

                                   $(3,895,000)    $1,785,000    $1,350,000
     ===========================================================================

     The 2001 income tax consists of a benefit of $3,898,000 from continuing operations reduced by income tax expense of $3,000 relating to the extraordinary gain.

     The 2000 income tax expense consists of expense of $907,000 from continuing operations and $878,000 relating to the extraordinary gain.

     The following is a reconciliation between the Federal Statutory income tax rate and the Company's effective tax rate relating to income from continuing operations before minority interest and extraordinary gain:

     Year ended June 30,                                     2001        2000         1999
     ------------------------------------------------------------------------------------------
     Income tax provision computed at
         Federal Statutory rate                              34.0%      (34.0)%      (34.0)%
     State taxes, net of Federal tax effects                  (.8)       (5.8)        (6.0)
     Nondeductible amortization and other                    (2.4)      (46.2)        (3.4)
     Deductible UPOs and stock options                         --         4.5          1.0
     Changes in valuation allowance on
         deferred tax assets                                (11.2)        7.9          2.7
     Other                                                    2.5          --            -
     ------------------------------------------------------------------------------------------

     Income Tax Benefit (Expense)                            22.1%      (73.6)%      (39.7)%
     ==========================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


19.  Extraordinary Gain

     During the years ended June 30, 2001 and 2000, respectively, the Company purchased 1,200 and 250,781 of the outstanding 9.4% Cumulative Trust Preferred Securities issued by its subsidiary, U.S. Home & Garden Trust I, at approximately $15 and $17 per Trust Preferred Security. As of June 30, 2001 and 2000, 2,278,019 and 2,279,219 Trust Preferred Securities were outstanding, respectively. The repurchase of these Trust Preferred Securities resulted in extraordinary gains during the years ended June 30, 2001 and 2000, of $4,000 and $1,224,000 (after provisions for income taxes of $3,000 and $878,000), respectively. During the year ended June 30, 2000, the Company purchased 24,000 Trust Preferred Securities from officers and directors under the same terms and conditions as described above.

20.  Earnings per Share

     The following is a reconciliation of the weighted average number of shares used to compute basic and dilutive earnings per share:

                                                       2001              2000              1999
     --------------------------------------------------------------------------------------------
     Basic weighted average common
         shares outstanding                      18,181,000        19,031,000        19,621,000
     Dilutive effect of stock options
         and warrants                                    --                --         3,974,000
     --------------------------------------------------------------------------------------------

     Dilutive weighted average
         common shares outstanding               18,181,000        19,031,000        23,595,000
     ============================================================================================

     Options and warrants to purchase 6,788,000, 1,477,000 and 140,000 shares of common stock in fiscal years 2001 and 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the option or warrant exercise price was greater than the average market price of the stock. Diluted earnings per share for the years ended June 30, 2001 and 2000 is based only on the weighted average number of common shares outstanding as the inclusion of 10,000 and 1,407,000 common share equivalents, respectively, would have been anti-dilutive.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


21.  Supplemental Cash Flow Information

     Year ended June 30,                                2001             2000              1999
     ---------------------------------------------------------------------------------------------
     Cash paid (refunded) during the period for:

        Interest                              $    7,387,000   $    7,220,000     $   7,540,000

        Income taxes                          $     (790,000)  $   (1,020,000)    $   1,744,000
     =============================================================================================

     Supplemental information regarding non-cash investing and financing activities:

     During the year ended June 30, 2000, the Company granted options in conjunction with the sale of stock of a subsidiary with an estimated fair value of approximately $219,000.

     In connection with business acquisitions in 2000 and 1999, the following transactions occurred:

     Year ended June 30,                            2000              1999
     ---------------------------------------------------------------------

     Fair value of assets acquired              $931,000       $31,957,000
     Issuance of stock options                  (132,000)               --
     Liabilities assumed                              --        (4,867,000)
     ---------------------------------------------------------------------

     Cash paid for assets acquired              $799,000       $27,090,000
     =====================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


22.  Quarterly Information (Unaudited)

                                                                  First             Second              Third             Fourth
    Fiscal 2001                                                 Quarter            Quarter            Quarter            Quarter
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                               $    13,111,000    $    11,360,000    $    26,507,000    $    29,797,000
Gross profit                                            $     5,687,000    $     5,386,000    $    12,342,000    $    11,805,000
Net loss from continuing operations
        before extraordinary gain                       $    (1,872,000)   $    (2,020,000)   $    (1,355,000)   $    (8,506,000)
Loss from discontinued operations                       $      (883,000)   $      (977,000)   $      (416,000)   $    (4,853,000)
Loss on disposal of discontinued operations             $            --    $            --    $            --    $    (4,551,000)
Extraordinary gain                                      $         4,000    $            --    $            --    $            --
Net loss                                                $    (2,751,000)   $    (2,997,000)   $    (1,771,000)   $   (17,910,000)
Basic loss per share:
        Net loss from continuing
                 operations before extraordinary gain   $          (.10)   $          (.11)   $          (.08)   $          (.49)
        Discontinued operations                         $          (.05)   $          (.05)   $          (.02)   $          (.53)
        Extraordinary gain                              $            --    $            --    $            --    $            --
        Net loss per common share                       $          (.15)   $          (.16)   $          (.10)   $         (1.02)
Diluted loss per share:
        Net loss from continuing
                 operations                             $          (.10)   $          (.11)   $          (.08)   $          (.49)
        Discontinued operations                         $          (.05)   $          (.05)   $          (.02)   $          (.53)
        Extraordinary gain                              $            --    $            --    $            --    $            --
        Net loss per common share                       $          (.15)   $          (.16)   $          (.10)   $         (1.02)

                                                                  First             Second              Third             Fourth
    Fiscal 2000                                                 Quarter            Quarter            Quarter            Quarter
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                               $    12,985,000    $    14,145,000    $    36,494,000    $    26,041,000
Gross profit                                            $     5,809,000    $     6,725,000    $    16,348,000    $    10,754,000
Net income (loss) from continuing operations
        before extraordinary gain                       $    (1,981,000)   $    (1,661,000)   $     3,697,000    $       271,000
Loss from discontinued operations                       $            --    $      (304,000)   $      (905,000)   $      (686,000)
Extraordinary gain                                      $            --    $            --    $       943,000    $       281,000
Net income (loss)                                       $    (1,981,000)   $    (1,965,000)   $     3,735,000    $      (134,000)
Basic earnings (loss) per share:
        Net income (loss) from continuing
                 operations before extraordinary gain   $          (.10)   $          (.09)   $           .19    $           .01
        Discontinued operations                         $            --    $          (.01)   $          (.05)   $          (.03)
        Extraordinary gain                              $            --    $            --    $           .05    $           .01
        Net income (loss) per common share              $          (.10)   $          (.10)   $           .19    $          (.01)
Diluted earnings (loss) per share:
        Net income (loss) from continuing
                 operations before extraordinary gain   $          (.10)   $          (.09)   $           .17    $           .01
        Discontinued operations                         $            --    $          (.01)   $          (.04)   $          (.03)
        Extraordinary gain                              $            --    $            --    $           .04    $           .01
        Net income (loss) per common share              $          (.10)   $          (.10)   $           .17    $          (.01)

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


     Differences between amounts included above and amounts previously reported on Form 10-Q are due to the exclusion of discontinued operations as described in Note 2.

     The fourth quarter of 2001 includes a pre-tax charge of $10,820,000 related to the loss on impairment of goodwill (See Note 17) and a loss on disposal of discontinued operations of $4,551,000 (See Note 2).

                                                          Consolidated Financial
                                                              Statement Schedule



================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                 Schedule II - Valuation and Qualifying Accounts

================================================================================


                                                        Charged to
                                         Beginning       Costs and                           Ending
                                           Balance        Expenses       Writeoffs          Balance
---------------------------------------------------------------------------------------------------
Reserves and Allowances Deducted
        from Asset Accounts:

Allowance for Doubtful Accounts
o  Year ended June 30, 1999             $  399,000      $  827,000      $ (235,000)      $  991,000
o  Year ended June 30, 2000             $  991,000      $  173,000      $ (589,000)      $  575,000
o  Year ended June 30, 2001             $  575,000      $  646,000      $ (250,000)      $  971,000

Reserve for Inventory Obsolescence
o  Year ended June 30, 1999             $       --      $  863,000      $ (150,000)      $  713,000
o  Year ended June 30, 2000             $  713,000      $  601,000      $ (255,000)      $1,059,000
o  Year ended June 30, 2001             $1,059,000      $  794,000      $ (478,000)      $1,375,000
===================================================================================================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             U.S. Home & Garden Inc.
                                             --------------------------
                                                  (Registrant)

                                             By:/s/ Robert Kassel
                                                -----------------------
                                                Robert Kassel, Chief
                                                Executive Officer
Dated: October 12, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                       Title                         Date
---------                       -----                         ----

/s/ Robert Kassel               Chairman of the Board         October  12, 2001
------------------------        of Directors, Chief
Robert Kassel                   Executive Officer,
                                President and Treasurer
                                (Chief Executive and
                                Financial Officer)

/s/ Richard Kurz                Chief Financial Officer       October  12, 2001
------------------------        (Principal Accounting
Richard Kurz                    Officer)

/s/ Richard Raleigh             Director                      October  12, 2001
------------------------
Richard Raleigh

/s/ Brad Holsworth              Director                      October  12, 2001
------------------------
Brad Holsworth

/s/ Jon Schulberg               Director                      October  12, 2001
------------------------
Jon Schulberg

/s/ Fred Heiden                 Director                      October  12, 2001
------------------------
Fred Heiden