Form 10-Q
period 2001-09-30
US HOME & GARDEN INC
filed 2001-11-14
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from ____________ to ____________

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

As of November 4, 2001 there were 17,543,379 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

Consolidated balance sheets as of September 30, 2001                        1-2
and June 30, 2001 (Unaudited)

Consolidated  statements of loss for the three months ended                   3
September 30, 2001 and 2000 (Unaudited)

Consolidated statements of cash flows for the three months                  4-5
ended September 30, 2001 and 2000 (Unaudited)

Notes to consolidated financial statements                                 6-11

Item 2. - Management's Discussion and Analysis of Financial               12-16
Condition and Results of Operations

Item 3. - Quantitative and Qualitative Disclosures About Market Risk         16

Part II. - Other Information

Item 1. - Legal Proceedings                                                  17

Item 6. - Exhibits and Reports on Form 8-K                                   17

Signatures                                                                   17

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                     Consolidated Balance Sheets


================================================================================


                                                                  September 30,            June 30,
                                                                       2001                  2001
                                                                   -----------           ------------
                                                                   (Unaudited)
Assets

Current
  Cash and cash equivalents                                        $ 2,689,000           $  2,724,000
  Accounts receivable, less allowance for doubtful
    accounts and sales returns of $691,000 and $1,260,000            8,534,000             19,483,000
  Inventories                                                       11,867,000             11,043,000
  Prepaid expenses and other current assets                            897,000                697,000
  Refundable income taxes                                              653,000                653,000
  Deferred tax asset                                                 1,205,000              1,205,000
  Net current assets of discontinued operations                        360,000                371,000
-----------------------------------------------------------------------------------------------------

Total Current Assets                                                26,205,000             36,176,000

Property and Equipment, net                                          5,840,000              5,994,000

Intangible Assets
  Excess of cost over net assets acquired, net                      59,632,000             59,632,000
  Deferred financing costs, net of accumulated
    amortization of $613,000 and $562,000                            3,050,000              3,001,000
  Non-compete agreements, net of accumulated
    amortization of $139,000 and $132,000                            1,371,000              1,378,000
  Package tooling costs, net of accumulated
    amortization of $1,517,000 and $1,390,000                        1,341,000              1,371,000
  Product rights, patents and trademarks, net of
    accumulated amortization of $95,000 and $85,000                    549,000                559,000

Officer Receivables                                                    531,000                521,000

Other Assets                                                           111,000                304,000
-----------------------------------------------------------------------------------------------------

Total Assets                                                       $98,630,000           $108,936,000
=====================================================================================================


                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                     Consolidated Balance Sheets


================================================================================


                                                                  September 30,            June 30,
                                                                       2001                  2001
                                                                   -----------           ------------
                                                                   (Unaudited)
Liabilities and Stockholders' Equity
Current
  Current portion of lines-of-credit                               $15,769,000           $ 21,650,000
  Accounts payable                                                   4,629,000              3,293,000
  Accrued rebates                                                    1,389,000              1,618,000
  Accrued commissions                                                  792,000              1,279,000
  Accrued co-op advertising                                            612,000                732,000
  Accrued restructuring costs                                          313,000                999,000
  Accrued expenses                                                     307,000              1,719,000
-----------------------------------------------------------------------------------------------------

Total Current Liabilities                                           23,811,000             31,290,000

Deferred Tax Liability                                               1,205,000              1,205,000
Net Long-Term Liabilities of Discontinued Operations                   246,000                263,000
Other Long Term Liabilities                                              1,000                 20,000
Company Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trust Holding
  Solely Junior Subordinated Debentures                             56,951,000             56,951,000
-----------------------------------------------------------------------------------------------------
Total Liabilities                                                   82,214,000             89,729,000
-----------------------------------------------------------------------------------------------------
Minority Interest in Equity of Affiliate                             1,239,000              1,239,000
-----------------------------------------------------------------------------------------------------

Stockholders' Equity
  Preferred stock, 1,000,000 shares authorized and unissued                 --                     --
  Common stock, $0.001 par value - shares authorized,
    75,000,000; 21,433,000 shares issued at June 30, 2001
      and September 30, 2001                                            21,000                 21,000
  Additional paid-in capital                                        51,876,000             51,846,000
  Retained earnings (deficit)                                      (23,892,000)           (21,071,000)
-----------------------------------------------------------------------------------------------------
                                                                    28,005,000             30,796,000
Less: Treasury Stock, 3,890,000 shares
  at cost at June 30, 2001 and September 30, 2001                  (12,828,000)           (12,828,000)
-----------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                          15,177,000             17,968,000
-----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders Equity                          $98,630,000           $108,936,000
=====================================================================================================


                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                 Consolidated Statements of Loss


================================================================================


                                                       Three Months Ended September 30,
                                                       -------------------------------
                                                           2001               2000
--------------------------------------------------------------------------------------
                                                                  Unaudited
                                                       -------------------------------
Net sales                                              $ 13,650,000       $ 13,111,000
Cost of Sales                                             8,154,000          8,731,000
--------------------------------------------------------------------------------------
Gross Profit                                              5,496,000          4,380,000
--------------------------------------------------------------------------------------
Operating Expenses
  Selling and shipping                                    4,030,000          3,567,000
  General and administrative                              2,142,000          1,713,000
  Depreciation                                              184,000            262,000
  Goodwill amortization                                          --            716,000
  Other amortization                                        194,000            177,000
--------------------------------------------------------------------------------------
                                                          6,550,000          6,435,000
--------------------------------------------------------------------------------------
Loss from Operations                                     (1,054,000)        (2,055,000)
Other Income (Expense)
  Investment income                                          43,000             64,000
  Interest expense                                       (1,810,000)        (1,660,000)
--------------------------------------------------------------------------------------
Loss from Continuing Operations Before
  Income Taxes and Extraordinary Gain                    (2,821,000)        (3,651,000)
Income Tax Benefit                                               --          1,779,000
--------------------------------------------------------------------------------------
Loss from Continuing Operations Before
  Extraordinary Gain                                     (2,821,000)        (1,872,000)
Discontinued Operations -
  Loss from discontinued operations net of tax
    benefit of $1,187,000 and minority interest
      of $217,000 in 2000                                        --           (883,000)
--------------------------------------------------------------------------------------
Net Loss Before Extraordinary Gain                       (2,821,000)        (2,755,000)
Extraordinary gain on purchase of Trust Preferred
  Securities, net of income taxes                                --              4,000
--------------------------------------------------------------------------------------
Net Loss                                               $ (2,821,000)      $ (2,751,000)
======================================================================================
Per Share Amounts:
Weighted Average Common Shares Outstanding-
  Basic and Diluted                                      17,543,000         18,807,000
Loss from Continuing Operations per Common Share
  Before Extraordinary Gain - Basic and Diluted               ($.16)             ($.10)
Discontinued operations                                          --               (.05)
Extraordinary gain                                               --                 --
--------------------------------------------------------------------------------------
Net Loss                                                      ($.16)             ($.15)
======================================================================================


                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows


================================================================================


Three months ended September 30,                              2001              2000
------------------------------------------------------------------------------------------
                                                                    Unaudited
                                                          --------------------------------
Cash Flows from Operating Activities:
  Net loss from continuing operations before
    extraordinary gain                                    $ (2,821,000)      $ (1,872,000)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                              612,000          1,436,000
    Compensation related to stock options                       30,000             30,000
    Changes in operating assets and liabilities, net
      of assets acquired and liabilities assumed:
        Accounts receivable                                 10,949,000          9,117,000
        Inventories                                           (824,000)        (1,342,000)
        Prepaid expenses and other current assets             (200,000)            (7,000)
        Accounts payable and accrued expenses               (1,598,000)        (3,595,000)
        Other assets                                           193,000             48,000
------------------------------------------------------------------------------------------

Net Cash Provided By Operating Activities                    6,341,000          3,815,000
------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Payment from purchase of business, net of
    cash acquired                                                   --            (16,000)
  Increase in officer receivables                              (10,000)           (10,000)
  Purchase of property and equipment                          (263,000)          (218,000)
  Purchase of intangibles                                      (97,000)           (58,000)
------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                         (370,000)          (302,000)
==========================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows


================================================================================


Three months ended September 30,                                     2001             2000
-----------------------------------------------------------------------------------------------
                                                                          Unaudited
                                                                 ------------------------------
Cash Flows from Financing Activities:
  Net proceeds from notes payable                                $        --       $   272,000
  Repurchase of common stock for treasury                                 --          (492,000)
  Repurchase of mandatorily redeemable preferred securities                            (22,000)
  Finance costs                                                     (100,000)               --
  Payments on lines-of-credit                                     (5,881,000)       (2,000,000)
  Other                                                              (19,000)               --
-----------------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                             (6,000,000)       (2,242,000)
-----------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents from
  continuing operations                                              (29,000)        1,271,000
Cash used in discontinued operations                                  (6,000)       (3,778,000)
-----------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                            (35,000)       (2,507,000)

Cash and Cash Equivalents, beginning of period                     2,724,000         3,474,000
-----------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                         $ 2,689,000       $   967,000
===============================================================================================

Supplemental disclosure of Cash Flow
Information
   Cash paid for interest                                        $ 1,911,000       $ 1,635,000
   Cash paid for taxes                                           $   173,000       $    22,000
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

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements


================================================================================


1. The accompanying consolidated financial statements at September 30, 2001 and for the three months ended September 30, 2001 and 2000 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the three months ended September 30, 2001 are not necessarily indicative of the results of operations for a full year. Certain amounts as previously reported have been reclassified to conform to current year classifications

2. Refer to the audited consolidated financial statements for the year ended June 30, 2001, for details of accounting policies and detailed notes to the consolidated financial statements.

3.   Inventories consist of:

                                      September 30, 2001       June 30, 2001
     ------------------------------------------------------------------------
     Raw materials                           $ 5,949,000         $ 6,290,000
     Finished goods                            5,918,000           4,753,000
     ------------------------------------------------------------------------
                                             $11,867,000         $11,043,000
     ------------------------------------------------------------------------

4. The Company completed a Credit Agreement with Bank of America (the "Bank") on October 13, 1998. The Credit Agreement originally provided for a $25 million revolving acquisition line of credit ("the Acquisition Facility") to finance acquisitions and a $20 million working capital revolving line of credit ("the Working Capital Facility"). The Credit Agreement originally provided that borrowings under such credit facilities will bear interest at variable annual rates equal to the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, in each case, plus an applicable marginal rate.

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

     Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on merger, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. At September 30, 2001, the Company was in violation of certain financial covenants. The Working Capital Facility has been extended and will terminate with the balances due on November 30, 2001.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements


================================================================================


     During the three months ended September 30, 2001, the Company received a commitment from a bank to provide up to $33,000,000 in senior secured financing due three years from the closing date. The financing commitment provides for a $31,000,000 revolving credit facility and a $2,000,000 term loan. Interest on borrowings will be calculated at variable annual rates based on either the bank's prime rate plus an applicable marginal rate or the bank's fully absorbed Eurodollar rate plus an applicable marginal rate. Available borrowing on the revolving credit facility will be limited based on eligible borrowing bases. The bank will have first priority perfected security interest in substantially all of the Company's assets. The Company will be subject to certain fees and restrictions in conjunction with the financing. As part of the commitment, the Company is required to obtain an additional $2,250,000 in subordinated debt on or before the closing date.

     During the three months ended September 30, 2001, the Company also received a commitment to receive up to $6,250,000, of subordinated secured notes due six years from the closing date. Interest will be charged on the notes at 16% and 14% per annum, payable quarterly. The issue price of the notes will be 91.25% of the face amount of the notes. The notes will be secured by a second lien on all assets of the Company and will rank junior to the senior financing to be provided by the bank. The investors shall purchase, for a nominal price, detachable warrants to purchase between 3.45% and 3.75% of the fully diluted equity of the Company and between 3.45% and 3.75% of the Company's Cumulative Trust Preferred Securities with the exact amount to be determined at the closing of the subordinated secured notes. The Company will be subject to certain fees and restrictions in conjunction with the notes.

     As discussed above, the Company is currently in discussions to refinance the expiring Credit Agreement. There can be no assurances that a new credit agreement will be executed on terms equal to or more favorable than the expiring Credit Agreement, or that a new agreement can be completed at all. The Company would be adversely affected if it was unable to secure a new credit agreement before expiration of the expiring Credit Agreement. Since the Company is currently in discussions regarding a new credit facility, it has classified all bank debt associated with the expiring Credit Agreement as a current liability.

5. In June 2001, the Company announced that it was discontinuing its e-commerce initiative, which it was conducting through its subsidiary, Egarden, Inc. (Egarden), effective June 30, 2001. The Company plans to dispose of the assets and liabilities of Egarden, including amounts written off, by either contributing them to another company in exchange for an ownership interest in that company or through a sale of the assets and liquidation of the liabilities.

     During the year ended June 30, 2001, the Company recorded a net loss on disposal of discontinued operations of $4,551,000, net of minority interest of $1,118,000. The loss, prior to minority interest, included the write-off of all long-lived assets of $5,224,000 and severance expense of $445,000 related to the termination of all 39 employees. Approximately $326,000 of severance payments are unpaid at September 30, 2001. No adjustments were made to the liability recorded for severance payments during the three months ended September 30, 2001. The Company had a net loss from the operations of Egarden of $883,000, net of minority interest of $217,000, for the three months ended September 30, 2000. Revenues of the discontinued operations for the three months ended September 30, 2000 were not material.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements


================================================================================


     The net assets and net liabilities of discontinued operations reported in the consolidated balance sheets consisted of the following:

                                             September 30, 2001   June 30, 2001
     ---------------------------------------------------------------------------

     Current assets                                 $   686,000     $   882,000
     Current liabilities                               (326,000)       (511,000)
     ---------------------------------------------------------------------------
     Net current assets                             $   360,000     $   371,000
     ---------------------------------------------------------------------------

     Net long-term liabilities                      $  (246,000)    $  (263,000)
     ---------------------------------------------------------------------------

     Minority interest in equity of affiliate       $(1,239,000)    $(1,239,000)
     ===========================================================================

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

6. During the period ended June 30, 2001, the Company recorded a restructuring charge of $2,860,000 relating to the closing and sale of the Ampro Industries Inc. facility in Michigan. The Company intends to continue to sell products, through a contract manufacturing agreement, being manufactured at the former Ampro facility. As part of this agreement, the Company has a firm commitment to purchase a minimum amount of product totaling approximately $528,000 in the fiscal year ended June 30, 2002. However, the contract includes an exit provision, whereby the maximum cost to the Company of termination of the agreement is $332,000. During the period ended June 30, 2001, the Company recognized approximately $1,709,000 of expenses and losses relating to the closing and sale of property and equipment of the Ampro facility and $1,151,000 for termination benefits to be paid to all 60 employees involved with the facility. Approximately $313,000 of severance payments as a result of the restructuring were unpaid as of September 30, 2001. All payments are expected to be completed by June 30, 2002. No adjustments were made to the liability recorded for severance payments during the three months ended September 30, 2001.

7. In June 2001, the FASB finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of goodwill and other intangible assets based on the criteria of SFAS No. 141.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements


================================================================================


     SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a two-step transitional goodwill impairment test, with the first step to be completed within six months of the date of adoption. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying value. If it is determined that the carrying value of the net assets of the reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step must be performed as soon as possible, but no later than the end of the year of initial adoption, to measure the amount of the impairment loss, if any. An impairment loss resulting from the transitional goodwill impairment test is recognized as the effect of a change in accounting principle.

     The Company has elected to adopt SFAS No. 141 and SFAS No. 142, effective July 1, 2001. The adoption of SFAS No. 141 had no effect on the Company's financial statements for the three months ended September 30, 2001 as the Company engaged in no business acquisitions during this period and there were no reclassifications between goodwill and other intangible assets. The Company is currently in the process of performing step one of the SFAS No. 142 transitional goodwill impairment test that will be completed no later than December 31, 2001. Should it be determined that the carrying value of any reporting unit exceeds its fair value, step two of the test will be completed to measure the impairment loss, with the loss, if any, recorded no later than June 30, 2002. During the three months ended September 30, 2001, the Company completed a reassessment of the useful lives of other intangible assets which total $6,311,000 (net of accumulated amortization of $2,364,000) at September 30, 2001. As a result, no adjustments were made to previously determined amortization periods. The Company has no intangible assets with indefinite useful lives at September 30, 2001.

     The Company's previous business combinations were accounted for using the purchase method. As a result of such combinations, the Company has recognized a significant amount of goodwill, which, in the aggregate, was approximately $59,632,000, net of accumulated amortization, at September 30, 2001. Amortization expense for all intangible assets during the three months ended September 30, 2001 and 2000 was $194,000 and $893,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

          Year Ended June 30,
          ---------------------------------------------------------
          2002                                           $  926,000
          2003 - 2006                                    $  976,000

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements


================================================================================


     The following represents a reconciliation of the reported net loss to the adjusted net loss and the adjusted net loss before extraordinary gain for the three months ended September 30, 2000, which exclude goodwill amortization expense, net of tax benefit:

          Reported Net Loss                                        $(2,751,000)
          Goodwill amortization, net of tax benefit of $349,000        367,000
          ---------------------------------------------------------------------
          Adjusted Net Loss                                         (2,384,000)
          Extraordinary gain                                             4,000
          ---------------------------------------------------------------------
          Adjusted Net Loss Before Extraordinary Gain              $(2,388,000)
          ---------------------------------------------------------------------

          Per Share Amounts:
          Reported Net Loss                                        $      (.15)
          Goodwill amortization, net of tax benefit                        .02
          ---------------------------------------------------------------------
          Adjusted Net Loss                                               (.13)
          Extraordinary gain                                                --
          ---------------------------------------------------------------------
          Adjusted Net Loss Before Extraordinary Gain              $      (.13)
          =====================================================================

     Goodwill associated with the purchase of Ampro was approximately $17,078,000, net of accumulated amortization, at September 30, 2001. As disclosed at June 30, 2001, the Company restructured the operations of Ampro during the year ended June 30, 2001. This restructuring included the closing and sale of the Ampro facility in Michigan. The Company currently continues to sell Ampro products, through a contract manufacturing agreement, being manufactured at the former Ampro facility. This restructuring is currently being considered by the Company in conjunction with the transitional goodwill impairment test being completed. Should a related impairment loss exist, it will be recorded at such time it is determined.

8. In the normal course of business, the Company is subject to proceedings, lawsuits, and other claims, including proceedings under laws and government regulations related to product safety and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate amount of monetary liability or financial impact with respect to these matters at June 30, 2001 cannot be ascertained.

     During fiscal 2001, the U.S. Consumer Product Safety Commission ("CPSC") began an investigation into a product previously distributed by the Company's Weed Wizard subsidiary. This investigation could result in an adverse outcome for the Company. While the amount of loss cannot be reasonably estimated at this time, the approximate maximum potential loss is $1.6 million. The Company has vigorously defended, and will continue to vigorously defend, its actions with respect to this subsidiary and its discontinued product.

     In fiscal 2001, the Company commenced an action against A.A.B.B., Inc. (formerly known as Weed Wizard, Inc.) and certain stockholders and officers relating to the purchase from the defendants of substantially all of the assets of Weed Wizard, Inc. by the Company. The Company is seeking to rescind the transaction or to recover monetary damages. A.A.B.B., Inc. has asserted a counterclaim for breach of contract against the Company for $720,000, plus interest, representing an alleged adjustment to the purchase price.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements


================================================================================


     During the three months ended September 30, 2001, the Company was notified by the staff of the CPSC that a cap on one of the products sold prior to June 30, 2000, was found to be defective. The Company is currently evaluating this information and the implications of accepting a voluntary corrective action to rectify this matter.

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

These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, ability to successfully integrate acquired companies and products lines, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, litigation, and the general condition of the economy and its effect on the securities markets and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly owned subsidiaries, Ampro Industries, Inc. ("Ampro"), Easy Gardener, Inc. ("Easy Gardener"), and Golden West Agri-Products, Inc., and Easy Gardener's wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. and Weed Wizard Acquisition Corp. Since 1992, the Company consummated eleven acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of approximately $111,000,000 in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $59,632,000, net of accumulated amortization, at June 30, 2001 and September 30, 2001.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                                                   September 30,
                                                                 2001          2000
                                                                ------        ------
Net sales                                                       100.0%        100.0%
Cost of sales                                                    59.7          66.6
                                                                --------------------
Gross profit                                                     40.3          33.4
Selling and shipping expenses                                    29.5          27.2
General and administrative expenses                              15.7          13.1
Depreciation and amortization                                     2.8           8.8
                                                                --------------------
Loss from operations                                             (7.7)        (15.7)
Interest expense, net                                           (13.0)        (12.2)
Income tax benefit                                                 --          13.6
                                                                --------------------
Loss from continuing operations before extraordinary item       (20.7)        (14.3)
Loss from discontinued operations                                  --          (6.7)
                                                                --------------------
Loss before extraordinary gain                                  (20.7)        (21.0)
                                                                --------------------
Extraordinary item                                                 --            --
                                                                --------------------
Net loss                                                        (20.7%)       (21.0%)

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net sales. Net sales increased by $539,000, or 4.1%, to $13,650,000 during the three months ended September 30, 2001 from $13,111,000 during the comparable period in 2000. The increase in net sales was a result of growth in sales of core products to home center customers who in the prior year were reducing inventory levels.

Gross profit. Gross profit increased by $1,116,000, or 25.5%, to $5,496,000 for the three months ended September 30, 2001 from $4,380,000 during the comparable period in 2000. Gross profit as a percentage of net sales increased to 40.3% during the three months ended September 30, 2001, from 33.4% during the comparable period in 2000. This increase in gross profit as a percentage of net sales is due to a decrease in cost of sales as a result of the restructuring and close of the Bradley, Michigan facility, and a focus on reducing costs throughout the Company.

Selling and shipping expenses. Selling and shipping expenses increased by $463,000, or 13.0% to $4,030,000 during the three months ended September 30, 2001 from $3,567,000 during the comparable period in 2000. As a percentage of net sales, selling and shipping expenses increased to 29.5% during the three months ended September 30, 2001 from 27.2% during the comparable period in 2000. This increase in expense and increase as a percent of net sales was primarily attributable to increases in net sales and the accrual for cooperative advertising for the three months ended September 30, 2001.

General and administrative expenses. General and administrative expenses increased by $429,000 or 25.0%, to $2,142,000 during the three months ended September 30, 2001 from $1,713,000 during the comparable period in 2000. This increase is primarily due to the allocation of certain costs in the prior year to the discontinued startup operations of Egarden. All general and administrative costs during the three months ended September 30, 2001 were charged to continuing operations. As a percentage of net sales, general and administrative expenses increased to 15.7% during the three months ended September 30, 2001 from 13.1% during the comparable period in 2000.

Depreciation and amortization. Depreciation and amortization expenses decreased by $777,000 or 67.3% to $378,000 during the three months ended September 30, 2001 from $1,155,000 during the comparable period in 2000. This decrease is primarily a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in July 2001. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. Goodwill amortization was also reduced due to the write off of Weed Wizard goodwill at June 30, 2001. As a percentage of net sales, depreciation and amortization expenses decreased to 2.8% during the three months ended September 30, 2001 from 8.8% during the comparable period in 2000.

Loss from operations. Loss from operations decreased by $1,001,000 or 48.7% to $1,054,000 during the three months ended September 30, 2001, from $2,055,000 during the comparable period in 2000. The decrease in loss from operations was primarily due to increased gross profit noted above. Total operating expenses for the three months ended September 30, 2001 are consistent with such expenses for the comparable period in 2000. As a percentage of net sales, loss from operations decreased to 7.7% for the three months ended September 30, 2001 from 15.7% during the comparable period in 2000.

Interest expense. Net interest expense increased $171,000, or 10.7% to $1,767,000 during the three months ended September 30, 2001, from $1,596,000 during the comparable period in 2000. The increase in interest expense is primarily related to an increase in the interest rate under the Working Capital Facility, and higher borrowing levels in the three months ended September 30, 2001.

Income taxes. Income tax benefit decreased to $0 during the three months ended September 30, 2001 from $1,779,000 during the comparable period in 2000. The income tax benefit for each interim period is based upon the Company's estimated effective income tax rate for the year. No income tax benefit was recorded for the three months ended September 30, 2001, due to a valuation allowance established for the full amount of the deferred tax asset generated during the three months ended September 30, 2001.

Discontinued Operations. Loss from discontinued operations decreased by $883,000 to $0 during the three months ended September 30, 2001, from the comparable period in 2000. The decrease in loss from discontinued operations is due to the Company's decision to discontinue the operations of Egarden, Inc. during the quarter ended June 30, 2001.

Net loss. Net loss increased by $70,000 to $2,821,000 during the three months ended September 30, 2001 from a net loss of $2,751,000 during the comparable period in 2000. Net loss per common share increased to $0.16 per share for the three months ended September 30, 2001 from net loss of $0.15 per share during the comparable period in 2000. The increase in net loss and net loss per common share is due primarily to not reflecting a tax benefit in 2001, largely offset by the reduced loss from continuing operations due to the factors discussed above and not having a loss related to the discontinued operations. There were fewer weighted average common and common equivalent shares outstanding in the three months ended September 30, 2001 compared to the comparable period in the prior year due to the Company's repurchase of shares of its common stock.

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

Sales of the Company's agricultural products, which were not material during the three months ended September 30, 2001, are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through cash generated by operations, net proceeds from the Company's private placements and public sales of securities and borrowings from lending institutions.

At September 30, 2001, the Company had consolidated cash and short-term investments totaling $2,689,000, and working capital of $2,394,000. At June 30, 2001, the Company had consolidated cash and short-term investments totaling $2,724,000, and working capital of $4,886,000. The decrease in working capital is primarily attributable to the seasonal decrease in accounts receivable, partly offset by reduced line-of-credit borrowings.

On October 13, 1998, the Company entered into a credit agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank"). The Credit Agreement originally provided for a revolving credit facility of up to $25 million to finance the cost of acquisitions by the Company (the "Acquisition Facility") and a revolving credit facility of up to $20 million to finance the Company's working capital requirements (the "Working Capital Facility"). The Credit Agreement originally provided that borrowings under such credit facilities will bear interest at variable annual rates equal to the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, N.A., in each case, plus an applicable marginal rate.

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

Under the Credit Agreement, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on merger, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the Credit Agreement. At September 30, 2001, the Company was in violation of certain financial covenants. The Working Capital Facility has been extended and will terminate with the balances due on November 30, 2001.

During the three months ended September 30, 2001, the Company received a commitment from a bank to provide up to $33,000,000 in senior secured financing due three years from the closing date. The financing commitment provides for a $31,000,000 revolving credit facility and a $2,000,000 term loan. Interest on borrowings will be calculated at variable annual rates based on either the bank's prime rate plus an applicable marginal rate or the bank's fully absorbed Eurodollar rate plus an applicable marginal rate. Available borrowing on the revolving credit facility will be limited based on eligible borrowing bases. The bank will have first priority perfected security interest in substantially all of the Company's assets. The Company will be subject to certain fees and restrictions in conjunction with the financing. As part of the commitment, the Company is required to obtain an additional $2,250,000 in subordinated debt on or before the closing date.

During the three months ended September 30, 2001, the Company also received a commitment to receive up to $6,250,000 of subordinated secured notes due six years from the closing date. Interest will be charged on the notes at 16% and 14% per annum, payable quarterly. The issue price of the notes will be 91.25% of the face amount of the notes. The notes will be secured by a second lien on all assets of the Company and will rank junior to the senior financing to be provided by the bank. The investors shall purchase, for a nominal price, detachable warrants to purchase between 3.45% and 3.75% of the fully diluted equity of the Company and between 3.45% and 3.75% of the Company's Cumulative Trust Preferred Securities with the exact amount to be determined at the closing of the subordinated secured notes. The Company will be subject to certain fees and restrictions in conjunction with the notes.

As discussed above, the Company is currently in discussions to refinance the expiring Credit Agreement. There can be no assurances that a new credit agreement will be executed on terms equal to or more favorable than the expiring Credit Agreement, or that a new agreement can be completed at all. The Company would be adversely affected if it were unable to secure a new credit agreement before the expiration of the expiring Credit Agreement. Since the Company is currently in discussion regarding a new credit facility, it has classified all bank debt associated with the expiring Credit Agreement as a current liability.

New Accounting Pronouncements

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

In August 2001, the Financial Accounting Standards Board finalized SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently reviewing the impact of SFAS No. 144 on the Company.

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

SFAS No. 142 requires,  among other things,  that  companies no longer  amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS NO. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The Company has elected to adopt SFAS No. 141 and SFAS No. 142, effective July 1, 2001. See Note 7 to the Consolidated Financial Statements.

Inflation

Inflation  has   historically  not  had  a  material  effect  on  the  Company's operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of September 30, 2001 that are sensitive to changes in interest rates.

The Acquisition Line of Credit had an                          $10.9 million
interest rate ranging from 9.62% to 10.12%
for the three months ended September 30, 2001

The Working Capital Line of Credit had an                      $ 4.9 million
interest rate ranging from 9.87% to 10.12% for the three months ended September 30, 2001.

17 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In July 2000, our subsidiary, Weed Wizard Acquisition Corp. ("Weed Wizard") commenced an action in the U.S. District Court, Northern District of Georgia, against A.A.B.B., Inc. (formerly known as Weed Wizard, Inc.) and certain of its stockholders and officers. In this action we allege that the defendants made certain misrepresentations and omitted to disclose certain facts regarding, among other things, alleged defects in certain of the Weed Wizard products in connection with our purchase from defendants in 1998 of substantially all of the assets of Weed Wizard, Inc. We are seeking to rescind the transaction, or in the alternative, to recover rescissionary monetary damages, and to recover compensatory damages. In addition, we are seeking punitive damages.

     In October 2000 A.A.B.B., Inc. asserted a counterclaim for breach of contract against Weed Wizard alleging that it is owed $720,267, plus interest, representing an adjustment to the purchase price allegedly required to be made pursuant to the agreement in which Weed Wizard acquired certain A.A.B.B., Inc.'s assets. A.A.B.B., Inc. is also seeking to recover attorney's fees. We deny any liability and intend to defend this counterclaim.

     In fiscal 2001, we were notified by the staff of the U.S. Consumer Product Safety Commission ("CPSC") that the staff is considering recommending that the CSPC commence an action against Weed Wizard to obtain a monetary fine from Weed Wizard for the alleged failure of Weed Wizard to timely disclose to the CPSC, pursuant to the Consumer Products Safety Act, certain required information concerning Weed Wizard product previously distributed by us that was the subject of a voluntary recall during fiscal 2000. We believe that the maximum amount of any claim that may be brought by the CSPC will not exceed approximately $1.6 million. We intend to defend any claim against Weed Wizard or us that may be brought by the CSPC.

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits -- 10.1 Eighth Amendment dated September 26, 2001 to the Credit Agreement dated October 13, 1998 between U. S. Home & Garden Inc. and Bank of America, N.A.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 2001
                                        U.S. Home & Garden Inc.
                                             (Registrant)


                                        By:  /s/ Robert Kassel
                                             ----------------------------------
                                             President, Chief Executive Officer


                                        By:  /s/ Richard Kurz
                                             ----------------------------------
                                             Chief Financial Officer