Form 10-Q
period 2001-12-31
US HOME & GARDEN INC
filed 2002-02-14
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from _________________ to ___________________

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

As of February 4, 2002 there were 17,543,379 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part I. -   Financial Information

Item 1. -   Consolidated Financial Statements

Consolidated balance sheets as of December 31, 2001 (Unaudited)             3-4
and June 30, 2001

Consolidated statements of loss for the three months and six months
ended December 31, 2001 and 2000 (Unaudited)                                  5

Consolidated statements of cash flows for the six months                    6-7
ended December 31, 2001 and 2000 (Unaudited)

Notes to consolidated financial statements                                 8-13

Item 2. -   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       14-19

Item 3. -   Quantitative and Qualitative Disclosures About Market Risk       19

Part II. -  Other Information

Item 1. -   Legal Proceedings                                                20

Item 2. -   Change in Securities and use of Proceeds                         20

Item 6. -   Exhibits and Reports on Form 8-K                              20-21

Signatures                                                                   21

                                   U.S. Home & Garden Inc. and Subsidiaries

                                                Consolidated Balance Sheets

================================================================================

                                                                           December 31, 2001     June 30, 2001
                                                                           -----------------    ----------------
                                                                              (Unaudited)
Assets

Current
    Cash and cash equivalents                                                $         --       $    2,724,000
    Accounts receivable, less allowance for doubtful
        accounts and sales returns of $1,034,000 and $1,260,000                   9,510,000         19,483,000
    Inventories                                                                  11,249,000         11,043,000
    Prepaid expenses and other current assets                                     1,024,000            697,000
    Refundable income taxes                                                         653,000            653,000
    Deferred tax asset                                                            1,205,000          1,205,000
    Net current assets of discontinued operations                                      --              371,000
----------------------------------------------------------------------------------------------------------------

Total Current Assets                                                             23,641,000         36,176,000

Property and Equipment, net                                                       5,633,000          5,994,000

Intangible Assets
    Excess of cost over net assets acquired, net                                 59,632,000         59,632,000
    Deferred financing costs, net of accumulated
        amortization of $384,000 and $562,000                                     3,581,000          3,001,000
    Non-compete agreements, net of accumulated
        amortization of $228,000 and $132,000                                     1,282,000          1,378,000
    Package tooling costs, net of accumulated
        amortization of $1,648,000 and $1,390,000                                 1,297,000          1,371,000
    Product rights, patents and trademarks, net of
        accumulated amortization of $105,000 and $85,000                            574,000            559,000

Officer Receivables                                                                 541,000            521,000

Net Long-Term Assets of Discontinued Operations                                     117,000               --

Other Assets                                                                         26,000            304,000
----------------------------------------------------------------------------------------------------------------

Total Assets                                                                 $   96,324,000     $  108,936,000
================================================================================================================

               See accompanying notes to consolidated financial statements.

                                   U.S. Home & Garden Inc. and Subsidiaries

                                                Consolidated Balance Sheets

================================================================================

                                                                           December 31, 2001     June 30, 2001
                                                                           -----------------    -----------------
                                                                             (Unaudited)
Liabilities and Stockholders' Equity
Current
    Lines-of-credit                                                        $          --        $    21,650,000
    Accounts payable                                                             7,408,000            3,293,000
    Accrued rebates                                                                855,000            1,618,000
    Accrued freight                                                                813,000              434,000
    Accrued commissions                                                            649,000            1,279,000
    Accrued co-op advertising                                                      437,000              732,000
    Accrued restructuring costs                                                     93,000              999,000
    Accrued expenses                                                               722,000            1,285,000
    Current portion of bank term loan                                              400,000                 --
-----------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                       11,377,000           31,290,000

Revolving Credit Facility                                                        5,840,000
Long Term Debt                                                                   7,428,000                 --
Deferred Tax Liability                                                           1,205,000            1,205,000
Net Long-Term Liabilities of Discontinued Operations                                  --                263,000
Other Long Term Liabilities                                                           --                 20,000
Company Obligated Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust Holding
    Solely Junior Subordinated Debentures                                       56,951,000           56,951,000
-----------------------------------------------------------------------------------------------------------------
Total Liabilities                                                               82,801,000           89,729,000
-----------------------------------------------------------------------------------------------------------------
Minority Interest in Equity of Affiliate                                         1,239,000            1,239,000
-----------------------------------------------------------------------------------------------------------------

Stockholders' Equity
    Preferred stock, 1,000,000 shares authorized and unissued                         --                   --
    Common stock, $0.001 par value - shares authorized,
        75,000,000; 21,433,000 shares issued at June 30, 2001
           and December 31, 2001                                                    21,000               21,000
    Additional paid-in capital                                                  52,308,000           51,846,000
    Retained deficit                                                           (27,217,000)         (21,071,000)
-----------------------------------------------------------------------------------------------------------------
                                                                                25,112,000           30,796,000

Less: Treasury Stock, 3,890,000 shares
    at cost at June 30, 2001 and December 31, 2001                             (12,828,000)         (12,828,000)
-----------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                      12,284,000           17,968,000
-----------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders Equity                                  $    96,324,000      $   108,936,000
=================================================================================================================

               See accompanying notes to consolidated financial statements.

                                   U.S. Home & Garden Inc. and Subsidiaries

                                        Consolidated Statements of Net Loss

================================================================================

                                                                            Three Months Ended               Six Months Ended
                                                                               December 31,                     December 31,
                                                                       -------------------------------------------------------------
                                                                               2001            2000            2001            2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Unaudited                        Unaudited
                                                                       -------------------------------------------------------------
Net sales                                                              $ 11,639,000    $ 11,359,000    $ 25,289,000    $ 24,470,000
Cost of Sales                                                             7,168,000       7,384,000      15,322,000      16,115,000
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                              4,471,000       3,975,000       9,967,000       8,355,000
------------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
    Selling and shipping                                                  3,422,000       3,289,000       7,452,000       6,856,000
    General and administrative                                            2,124,000       1,747,000       4,266,000       3,460,000
    Depreciation                                                            190,000         225,000         374,000         487,000
    Goodwill amortization                                                        --         713,000              --       1,429,000
    Other amortization                                                       66,000         100,000         260,000         277,000
    Write off of deferred financing costs                                   254,000              --         254,000              --
------------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                  6,056,000       6,074,000      12,606,000      12,509,000
------------------------------------------------------------------------------------------------------------------------------------
Loss from Operations                                                     (1,585,000)     (2,099,000)     (2,639,000)     (4,154,000)
Other Income (Expense)
    Investment income                                                        27,000          35,000          70,000          99,000
    Interest expense                                                     (1,767,000)     (1,764,000)     (3,577,000)     (3,424,000)
------------------------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations Before
    Income Taxes and Extraordinary Gain                                  (3,325,000)     (3,828,000)     (6,146,000)     (7,479,000)
Income Tax Benefit                                                               --       1,808,000              --       3,587,000
------------------------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations Before
    Extraordinary Gain                                                   (3,325,000)     (2,020,000)     (6,146,000)     (3,892,000)
Discontinued Operations -
    Loss from discontinued operations net of tax benefit of
    $1,262,000 and $2,449,000, respectively, and minority
    interest of $209,000 and $426,000, respectively,
    in 2000                                                                      --        (977,000)             --      (1,860,000)
------------------------------------------------------------------------------------------------------------------------------------
Net Loss Before Extraordinary Gain                                       (3,325,000)     (2,997,000)     (6,146,000)     (5,752,000)
Extraordinary gain on purchase of Trust
Preferred Securities, net of income taxes                                        --              --              --           4,000
------------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                               $ (3,325,000)   $ (2,997,000)   $ (6,146,000)   $ (5,748,000)
------------------------------------------------------------------------------------------------------------------------------------
Per Share Amounts:
Weighted Average Common Shares
    Outstanding- Basic and Diluted                                       17,543,000      18,313,000      17,543,000      18,493,000
Loss from Continuing Operations per Common Share Before
Extraordinary
    Gain - Basic and Diluted                                                  ($.19)          ($.11)          ($.35)          ($.21)
Discontinued operations                                                          --            (.05)             --            (.10)
Extraordinary gain                                                               --              --              --              --
------------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                      ($.19)          ($.16)          ($.35)          ($.31)
------------------------------------------------------------------------------------------------------------------------------------

               See accompanying notes to consolidated financial statements.

                                   U.S. Home & Garden Inc. and Subsidiaries

                                      Consolidated Statements of Cash Flows

================================================================================

Six months ended December 31,                                                  2001                2000
--------------------------------------------------------------------------------------------------------
                                                                                 Unaudited
                                                                      ----------------------------------
Cash Flows from Operating Activities:
    Net loss from continuing operations before
        extraordinary gain                                            $  (6,146,000)      $  (3,892,000)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
        Depreciation and amortization                                     1,429,000           3,084,000
        Write off of deferred financing costs                               254,000                  --
        Extraordinary gain                                                       --              (4,000)
        Compensation related to stock options                                60,000             160,000
        Changes in operating assets and liabilities, net
         of assets acquired and liabilities assumed:
           Accounts receivable                                            9,973,000           8,688,000
           Inventories                                                     (206,000)         (5,680,000)
           Prepaid expenses and other current assets                       (327,000)           (242,000)
           Accounts payable and accrued expenses                          1,317,000          (5,912,000)
           Other assets                                                     278,000              56,000
--------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Operating Activities                       6,632,000          (3,742,000)
--------------------------------------------------------------------------------------------------------

Cash Flows for Investing Activities:
    Payment for purchase of business, net of
        cash acquired                                                            --             (27,000)
    Increase in officer receivables                                         (20,000)            (52,000)
    Purchase of property and equipment                                     (577,000)           (663,000)
    Purchase of intangibles                                                (219,000)           (236,000)
--------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                      (816,000)           (978,000)
========================================================================================================

               See accompanying notes to consolidated financial statements.

                                   U.S. Home & Garden Inc. and Subsidiaries

                                      Consolidated Statements of Cash Flows

================================================================================

Six months ended December 31,                                                       2001                2000
-------------------------------------------------------------------------------------------------------------
                                                                                       Unaudited
                                                                         ------------------------------------
Cash Flows from Financing Activities:
    (Payments)/proceeds on lines-of-credit                                $  (15,810,000)     $   11,000,000
    Proceeds from long term debt                                               8,263,000                --
    Deferred finance costs                                                      (951,000)               --
    Principal payments on long-term debt                                         (33,000)               --
    Repurchase of common stock for treasury                                         --            (1,927,000)
    Purchase of mandatorily redeemable preferred securities                         --               (22,000)
    Other                                                                           --               114,000
-------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used) In Financing Activities                           (8,531,000)          9,165,000
-------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents from
    continuing operations                                                     (2,715,000)          4,445,000
Cash used in discontinued operations                                              (9,000)         (7,006,000)
-------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                     (2,724,000)         (2,561,000)

Cash and Cash Equivalents, beginning of period                                 2,724,000           3,474,000
-------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                                  $         --        $      913,000
-------------------------------------------------------------------------------------------------------------
Supplemental disclosure of Cash Flow
Information
    Cash paid for interest                                                $    3,212,000      $    3,190,000
    Cash paid for taxes                                                   $      219,000      $      (14,000)
-------------------------------------------------------------------------------------------------------------

Non-Cash Investing and Financing Activities
    Issuance of 16% subordinated notes at
       90% of face amount                                                 $      600,000      $         --
    Issuance of warrants and options in
       conjunction with debt refinancing                                  $      402,000      $         --
=============================================================================================================

               See accompanying notes to consolidated financial statements.

                                   U.S. Home & Garden Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================


1. The accompanying consolidated financial statements at December 31, 2001 and for the three months and six months ended December 31, 2001 and 2000 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the six months ended December 31, 2001 are not necessarily indicative of the results of operations for a full year. Certain amounts as previously reported have been reclassified to conform to current year classifications.

2. Refer to the audited consolidated financial statements for the year ended June 30, 2001, for details of accounting policies and detailed notes to the consolidated financial statements.

3.   Inventories consist of:

                                  December 31, 2001        June 30, 2001
     -------------------------------------------------------------------

     Raw materials                     $  5,427,000         $  6,290,000
     Finished goods                       5,822,000            4,753,000
     -------------------------------------------------------------------

                                       $ 11,249,000         $ 11,043,000
     ===================================================================

4. On November 15, 2001, the Company secured financing from a bank to provide up to $33,000,000 in senior secured financing due three years from the closing date. The financing provides for a $31,000,000 revolving credit facility and a $2,000,000 term loan due in monthly installments of $33,000 plus interest. The term loan balance outstanding, net of current portion of $400,000, of $1,566,000 is included in long term debt. Interest on borrowings is calculated at variable annual rates based on either the bank's prime rate plus an applicable marginal rate or the federal funds rate plus an applicable marginal rate (effectively 5.25% at December 31, 2001). Borrowings on the revolving credit facility are limited based on eligible borrowing bases. The bank has a first priority perfected security interest in substantially all of the Company's assets.

     The Company's obligations under the Revolving Credit Facility are guaranteed by its subsidiaries and secured by a security interest in favor of the Bank in substantially all of the assets of the Company and its subsidiaries. Upon the occurrence of an event of default as specified in the Financing Agreement, the maturity of loans outstanding under the Financing Agreement may be accelerated by the Bank, which may also foreclose its security interest on the assets of the Company and its subsidiaries.

     During the three months ended December 31, 2001, the Company borrowed $5,847,000, net of discounts of $1,002,000, pursuant to subordinated secured notes due six years from the closing date with an effective interest rate of 18.4%. The discounts at December 31, 2001, were $988,000. Interest is charged on the face of the notes at 16% and 14% per annum, payable monthly. The issue price of the 16% notes was 90% of the face amount of the notes resulting in a discount of $600,000. The notes are secured by a second lien on all assets of the Company and rank junior to the senior financing provided by the bank. In connection with this financing,

                                   U.S. Home & Garden Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================


     the company issued to the Purchasers of the notes warrants to purchase up to 3.75% of the fully diluted common stock of the Company and granted to the Purchasers an option to purchase from the Company certain Trust Preferred Securities of the Company's subsidiary, U.S. Home & Garden Trust I, that are owned by the Company, which resulted in a discount of $402,000. The Company is required to pay certain fees and is subject to certain restrictions.

     Under the two financing agreements, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guaranties, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on mergers, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the financing agreements. At December 31, 2001, the Company was in compliance with the financial covenants.

5. In June 2001, the Company announced that it was discontinuing its e-commerce initiative, which it was conducting through its subsidiary, Egarden, Inc. (Egarden), effective June 30, 2001. During the year ended June 30, 2001, the Company recorded a net loss on disposal of discontinued operations of $4,551,000, net of minority interest of $1,118,000. The loss, prior to minority interest, included the write-off of all long-lived assets of $5,224,000 and severance expense of $445,000 related to the termination of all 39 employees. Approximately $106,000 of severance payments are unpaid at December 31, 2001. No adjustments were made to the liability recorded for severance payments during the period ended December 31, 2001. The Company had a net loss from the operations of Egarden of $977,000, and $1,860,000 net of minority interest of $209,000 and $426,000 for the three months and six months ended December 31, 2000. Revenues of the discontinued operations for the three months and six months ended December 31, 2000 were not material.

     The net assets and liabilities of discontinued operations reported in the consolidated balance sheets consisted of the following:

                                                          December 31,           June 30,
                                                              2001                 2001
     --------------------------------------------------------------------------------------
     Current assets                                      $     106,000        $     882,000
     Current liabilities                                      (106,000)            (511,000)
     --------------------------------------------------------------------------------------
     Net current assets                                  $        --          $     371,000
     ======================================================================================

     Net long-term liabilities                           $     117,000        $    (263,000)
     ======================================================================================

     Minority interest in equity of affiliate            $  (1,239,000)       $  (1,239,000)
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

6. During the fiscal year ended June 30, 2001, the Company recorded a restructuring charge of $2,860,000 relating to the closing and sale of its subsidiary's Ampro Industries Inc. facility in Michigan. The Company intends to continue to sell products, through a contract manufacturing agreement, being manufactured at the former Ampro facility. As part of this agreement, the Company has a firm commitment to purchase minimum quantities of product in the fiscal year ended June 30, 2002. However, the contract includes an exit provision, whereby the maximum cost to the Company of termination of the agreement is $332,000. As of December 31, 2001, the Company has purchased approximately $405,000 of product from the subcontractor. During the period ended June 30, 2001, the Company recognized approximately $1,709,000 of expenses and losses relating to the closing and sale of property and equipment of the Ampro facility and $1,151,000 for termination benefits to be paid to all 60 former employees at the Ampro facility. Approximately $93,000 of severance payments as a result of the restructuring were unpaid as of December 31, 2001. All payments are expected to be completed by June 30, 2002. No adjustments were made to the liability recorded for severance payments during the six months ended December 31, 2001.

7. In June 2001, the Financial Accounting Standards Board (FASB) finalized Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. SFAS No. 141 also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of goodwill and other intangible assets based on the criteria of SFAS No. 141.

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

The Company has elected to adopt SFAS No. 141 and SFAS No. 142, effective July 1, 2001. The adoption of SFAS No. 141 had no effect on the Company's financial statements for the six months ended December 31, 2001 as the Company engaged in no business acquisitions during this period and there were no reclassifications between goodwill and other intangible assets. During the three months ended September 30, 2001, the Company completed a reassessment of the useful lives of other intangible assets which total $6,734,000 (net of accumulated amortization of $2,365,000) at December 31, 2001. As a result, no adjustments were made to previously determined amortization periods. The Company has no intangible assets with indefinite useful lives at December 31, 2001.

The Company completed step one of the SFAS No. 142 transitional goodwill impairment test during the quarter ended December 31, 2001. The carrying value of the net assets of the Ampro reporting unit exceeds its fair value. Goodwill associated with the purchase of Ampro was approximately $17,078,000, net of accumulated amortization, at December 31, 2001. As disclosed at June 30, 2001, the Company restructured the operations of Ampro during the year ended June 30, 2001. This restructuring included the closing and sale of the Ampro facility in Michigan. The Company currently continues to sell Ampro products, through a contract manufacturing agreement, being manufactured at the former Ampro facility. This restructuring is currently being considered by the Company in conjunction with the transitional goodwill impairment test being completed. Step two of the transitional goodwill impairment test will be completed as soon as possible to measure the impairment loss, with the loss recorded no later than June 30, 2002.

The Company's previous business combinations were accounted for using the purchase method. As a result of such combinations, the Company has recognized a significant amount of goodwill, which, in the aggregate, was approximately $59,632,000, net of accumulated amortization, at December 31, 2001. Amortization expense for all intangible assets during the six months ended December 31, 2001 and 2000 was $514,000 and $2,114,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

           Year Ended June 30,
           --------------------------------------------------

           2002                                   $ 1,478,000
           2003 - 2004                            $ 1,468,000
           2005                                   $ 1,288,000
           2006                                   $ 1,108,000

                                   U.S. Home & Garden Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================


The following represents a reconciliation of the reported net loss to the adjusted net loss and the adjusted net loss before extraordinary gain for the three months and the six months ended December 31, 2000, which exclude goodwill amortization expense, net of tax benefit:

                                                            Three Months Ended   Six Months Ended
                                                            --------------------------------------
                                                                        December 31, 2000
        ------------------------------------------------------------------------------------------
        Reported Net Loss                                         $ (2,997,000)      $ (5,748,000)
        Goodwill amortization, net of tax benefit of
        $383,000 and $774,000                                          401,000            793,000
        ==========================================================================================
        Adjusted Net Loss                                           (2,596,000)        (4,955,000)
        Extraordinary gain                                                                  4,000
        ==========================================================================================
        Adjusted Net Loss Before Extraordinary Gain               $ (2,596,000)      $ (4,959,000)
        ==========================================================================================
        Per Share Amounts:
        Reported Net Loss                                         $       (.16)      $       (.31)
        Goodwill amortization, net of tax benefit                          .02                .04
        ==========================================================================================
        Adjusted Net Loss                                                 (.14)              (.27)
        Extraordinary gain                                                  --                 --
        ==========================================================================================
        Adjusted Net Loss Before Extraordinary Gain
                                                                  $       (.14)      $       (.27)
        ==========================================================================================

8. In the normal course of business, the Company is subject to proceedings, lawsuits, and other claims, including proceedings under laws and government regulations related to product safety and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate amount of monetary liability or financial impact with respect to these matters at December 31, 2001 cannot be ascertained.

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

During the six months ended December 31, 2001, the Company was notified by the staff of the CPSC that a cap on one of the Company's products sold prior to June 30, 2000 was found to be defective. The Company recently agreed to a voluntary corrective action providing replacement caps for earlier versions of the caps. Costs related to the voluntary corrective action are not expected to be significant.

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

General

U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly owned subsidiaries, Ampro Industries, Inc. ("Ampro"), Easy Gardener, Inc. ("Easy Gardener"), and Golden West Agri-Products, Inc., and Easy Gardener's wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. and Weed Wizard Acquisition Corp. Since 1992, the Company consummated eleven acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of approximately $111,000,000 in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $59,632,000, net of accumulated amortization, at June 30, 2001 and December 31, 2001.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                                Three Months Ended            Six Months Ended
                                                    December 31,                December 31,
                                                    ------------                ------------
                                                 2001          2000          2001          2000
Net sales                                       100.0%        100.0%        100.0%        100.0%
Cost of sales                                    61.6          65.0          60.6          65.9
                                               ---------------------       ---------------------
Gross profit                                     38.4          35.0          39.4          34.1
Selling and shipping expenses                    29.4          29.0          29.4          28.0
General and administrative expenses              18.2          15.4          16.9          14.1
Depreciation and amortization                     4.4           9.1           3.5           9.0
                                               ---------------------       ---------------------
Income (loss) from operations                   (13.6)        (18.5)        (10.4)        (17.0)
Interest expense, net                           (14.9)        (15.2)        (13.9)        (13.6)
Income tax benefit                                 --          15.9            --          14.7
                                               =================================================
Loss from continuing operations                 (28.5)        (17.8)        (24.3)        (15.9)
Loss from discontinued operations                  --          (8.6)           --          (7.6)
                                               =================================================
Net loss                                        (28.5)%       (26.4)%       (24.3)%       (23.5)%
                                               ======================      =====================

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Net sales. Net sales increased by $280,000, or 2.5%, to $11,639,000 during the three months ended December 31, 2001 from $11,359,000 during the comparable period in 2000. The increase in net sales was a result of growth in sales of core products primarily to home center customers.

Gross profit. Gross profit increased by $496,000, or 12.5%, to $4,471,000 for the three months ended December 31, 2001 from $3,975,000 during the comparable period in 2000. Gross profit as a percentage of net sales increased to 38.4% during the three months ended December 31, 2001, from 35.0% during the comparable period in 2000. This increase in gross profit as a percentage of net sales is due to a decrease in cost of sales as a result of the restructuring and closing of the Bradley, Michigan facility, a reduction in certain raw material costs, and increased operating efficiencies.

Selling and shipping expenses. Selling and shipping expenses increased by $133,000, or 4.0% to $3,422,000 during the three months ended December 31, 2001 from $3,289,000 during the comparable period in 2000. As a percentage of net sales, selling and shipping expenses increased to 29.4% during the three months ended December 31, 2001 from 29.0% during the comparable period in 2000. This increase in expense and increase as a percent of net sales was primarily attributable to increases in outbound freight.

General and administrative expenses. General and administrative expenses increased by $377,000 or 21.6%, to $2,124,000 during the three months ended December 31, 2001 from $1,747,000 during the comparable period in 2000. This increase is primarily due to the allocation of certain costs in the prior year to the discontinued startup operations of Egarden. All general and administrative costs during the three months ended December 31, 2001 were charged to continuing operations. As a percentage of net sales, general and administrative expenses increased to 18.2% during the three months ended December 31, 2001 from 15.4% during the comparable period in 2000.

Depreciation, amortization, and write off of deferred financing costs. Depreciation, amortization, and write-off of deferred financing costs expenses decreased by $528,000 or 50.9% to $510,000 during the three months ended December 31, 2001 from $1,038,000 during the comparable period in 2000. This decrease is primarily a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in July 2001. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. Goodwill amortization was also reduced by the write off of Weed Wizard goodwill at June 30, 2001. The decrease in depreciation and amortization expenses was mitigated somewhat by the write off of deferred financing costs in conjunction with the restructuring of the Company's debt during the quarter. As a percentage of net sales, depreciation, amortization, and write off of deferred financing costs decreased to 4.4% during the three months ended December 31, 2001 from 9.1% during the comparable period in 2000.

Loss from operations. Loss from operations decreased by $514,000 or 24.5% to $1,585,000 during the three months ended December 31, 2001, from $2,099,000 during the comparable period in 2000. The decrease in loss from operations was primarily due to increased gross profit and other expense changes noted above. As a percentage of net sales, loss from operations decreased to 13.6% for the three months ended December 31, 2001 from 18.5% during the comparable period in 2000.

Interest expense, net. Net interest expense increased $11,000, or .6% to $1,740,000 during the three months ended December 31, 2001, from $1,729,000 during the comparable period in 2000. The slight increase in interest expense results from higher interest rates prior to the refinancing of the revolving credit facility offset by reductions in the borrowing levels.

Income taxes. Income tax benefit decreased to $0 during the three months ended December 31, 2001 from $1,808,000 during the comparable period in 2000. The income tax benefit for each interim period is based upon the Company's estimated effective income tax rate for the year. No income tax benefit was recorded for the three months ended December 31, 2001, due to a valuation allowance established for the full amount of the deferred tax asset generated during the three months ended December 31, 2001.

Discontinued Operations. Loss from discontinued operations decreased by $977,000 to $0 during the three months ended December 31, 2001, from the comparable period in 2000. The decrease in loss from discontinued operations is due to the Company's decision to discontinue the operations of Egarden, Inc. during the quarter ended June 30, 2001.

Net loss. Net loss increased by $328,000 to $3,325,000 during the three months ended December 31, 2001 from a net loss of $2,997,000 during the comparable period in 2000. Net loss per common share increased to $0.19 per share for the three months ended December 31, 2001 from net loss of $0.16 per share during the comparable period in 2000. The increase in net loss and net loss per common share is due primarily to not reflecting a tax benefit in 2001, largely offset by the reduced loss from continuing operations due to the factors discussed above and not having a loss related to the discontinued operations. There were fewer weighted average common and common equivalent shares outstanding in the three months ended December 31, 2001 compared to the comparable period in the prior year due to the Company's repurchase of shares of its common stock in fiscal 2001.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31,
2000

Net sales. Net sales increased by $819,000, or 3.3%, to $25,289,000 during the six months ended December 31, 2001 from $24,470,000 during the comparable period in 2000. The increase in net sales was a result of growth in sales of core products primarily to home center customers.

Gross profit. Gross profit increased by $1,612,000, or 19.3%, to $9,967,000 for the six months ended December 31, 2001 from $8,355,000 during the comparable period in 2000. Gross profit as a percentage of net sales increased to 39.4% during the six months ended December 31, 2001, from 34.1% during the comparable period in 2000. This increase in gross profit as a percentage of net sales is due to a decrease in cost of sales as a result of the restructuring and closing of the Bradley, Michigan facility, a reduction in certain raw material costs and increased operating efficiencies.

Selling and shipping expenses. Selling and shipping expenses increased by $596,000, or 8.7% to $7,452,000 during the six months ended December 31, 2001 from $6,856,000 during the comparable period in 2000. As a percentage of net sales, selling and shipping expenses increased to 29.4% during the six months ended December 31, 2001 from 28.0% during the comparable period in 2000. This increase in expense and increase as a percent of net sales was primarily attributable to increases in outbound freight for the six months ended December 31, 2001.

General and administrative expenses. General and administrative expenses increased by $806,000 or 23.3%, to $4,266,000 during the six months ended December 31, 2001 from $3,460,000 during the comparable period in 2000. This increase is primarily due to the allocation of certain costs in the prior year to the discontinued startup operations of Egarden. All general and administrative costs during the six months ended December 31, 2001 were charged to continuing operations. As a percentage of net sales, general and administrative expenses increased to 16.9% during the six months ended December 31, 2001 from 14.1% during the comparable period in 2000.

Depreciation, amortization, and write off of deferred financing costs. Depreciation, amortization, and write-off of deferred financing costs expenses decreased by $1,305,000 or 59.5% to $888,000 during the six months ended December 31, 2001 from $2,193,000 during the comparable period in 2000. This decrease is primarily a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in July 2001. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. Goodwill amortization was also reduced by the write off of Weed Wizard goodwill at June 30, 2001. The decrease in depreciation, amortization, and write off of deferred financing costs was mitigated somewhat by the write off of deferred financing costs in conjunction with the restructuring of the Company's debt during the quarter. As a percentage of net sales, depreciation, amortization, and write-off of deferred financing costs decreased to 3.5% during the six months ended December 31, 2001 from 9.0% during the comparable period in 2000.

Loss from operations. Loss from operations decreased by $1,515,000 or 36.5% to $2,639,000 during the six months ended December 31, 2001, from $4,154,000 during the comparable period in 2000. The decrease in loss from operations was primarily due to increased gross profit and other expense changes as noted above. As a percentage of net sales, loss from operations decreased to 10.4% for the six months ended December 31, 2001 from 17.0% during the comparable period in 2000.

Interest expense, net. Net interest expense increased $182,000, or 5.5% to $3,507,000 during the six months ended December 31, 2001, from $3,325,000 during the comparable period in 2000. The increase in interest expense results from higher interest rates prior to the refinancing of the revolving credit facility offset by reductions in borrowing levels.

Income taxes. Income tax benefit decreased to $0 during the six months ended December 31, 2001 from $3,587,000 during the comparable period in 2000. The income tax benefit for each interim period is based upon the Company's estimated effective income tax rate for the year. No income tax benefit was recorded for the six months ended December 31, 2001, due to a valuation allowance established for the full amount of the deferred tax asset generated during the six months ended December 31, 2001.

Discontinued Operations. Loss from discontinued operations decreased by $1,860,000 to $0 during the six months ended December 31, 2001, from the comparable period in 2000. The decrease in loss from discontinued operations is due to the Company's decision to discontinue the operations of Egarden, Inc. during the quarter ended June 30, 2001.

Net loss. Net loss increased by $398,000 to $6,146,000 during the six months ended December 31, 2001 from a net loss of $5,748,000 during the comparable period in 2000. Net loss per common share increased to $0.35 per share for the six months ended December 31, 2001 from net loss of $0.31 per share during the comparable period in 2000. The increase in net loss and net loss per common share is due primarily to not reflecting a tax benefit in 2001, largely offset by the reduced loss from continuing operations due to the factors discussed above and not having a loss related to the discontinued operations. There were fewer weighted average common and common equivalent shares outstanding in the six months ended December 31, 2001 compared to the comparable period in the prior year due to the Company's repurchase of shares of its common stock in fiscal 2001.

Seasonality

The Company's sales are seasonal due to the nature of the lawn and garden business, in parallel with the annual growing season. The Company's sales and shipping are most active from late December through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. Additionally, since the Company has adjusted its operations to respond more closely to the just-in-time inventory management programs increasingly utilized by its major customers, it expects to ship an increasingly larger proportion of its total orders on an annual basis in the seasonally strong third and fourth quarter of the fiscal year.

Sales of the Company's agricultural products, which were not material during the six months ended December 31, 2001, are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through cash generated by operations, net proceeds from the Company's private placements and public sales of securities and borrowings from lending institutions.

At December 31, 2001, the Company had consolidated cash and short-term investments totaling $0, and working capital of $12,264,000. Under the Company's new credit facility all cash balances are automatically used to reduce outstanding borrowings. At June 30, 2001, the Company had consolidated cash and short-term investments totaling $2,724,000, and working capital of $4,886,000. The increase in working capital is primarily attributable to the cash provided by operations utilized to reduce borrowings and by the modification in the revolving credit facility allowing balances to be included in long-term debt.

During the three months ended December 31, 2001, the Company secured financing from a bank to provide up to $33,000,000 in senior secured financing due three years from the closing date. The financing commitment provides for a $31,000,000 revolving credit facility and a $2,000,000 term loan. Interest on borrowings is calculated at variable annual rates based on either the bank's prime rate plus an applicable marginal rate or the federal funds rate plus an applicable marginal rate (effectively 5.25% at December 31, 2001). Available borrowing on the revolving credit facility is limited based on eligible borrowing bases. The bank has first priority perfected security interest in substantially all of the Company's assets. The Company is subject to certain fees and restrictions in conjunction with the financing.

During the three months ended December 31, 2001, the Company borrowed $5,847,000, net of discounts of $1,002,000, pursuant to subordinated secured notes due six years from the closing date with an effective interest rate of 18.4%. The discounts at December 31, 2001, were $988,000. Interest is charged on the face of the notes at 16% and 14% per annum, payable monthly. The issue price of the 16% notes was 90% of the face amount of the notes resulting in a discount of $600,000. The notes are secured by a second lien on all assets of the Company and rank junior to the senior financing provided by the bank. In connection with this financing, the company issued to the Purchasers of the notes warrants to purchase up to 3.75% of the fully diluted common stock of the Company and granted to the Purchasers an option to purchase from the Company certain Trust Preferred Securities of the Company's subsidiary, U.S. Home & Garden Trust I, that are owned by the Company, which resulted in a discount of $402,000. The Company is required to pay certain fees and is subject to certain restrictions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of December 31, 2001 that are sensitive to changes in interest rates.

The Revolving Credit Facility had an                             $5.8 million
interest rate of 5.25% for the period ended
December 31, 2001.

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

Item 2. Change in Securities and Use of Proceeds

     In connection with certain subordinated borrowing in November 2001 the Company issued to several accredited investor purchasers (the "Purchasers") subordinated secured notes in the principal amount of approximately $6,850,000 and issued to the Purchasers warrants to purchase up to 3.75% of the fully diluted common stock of the Company and granted to the Purchasers an option to purchase from the Company certain Trust Preferred Securities of the Company's subsidiary, U.S. Home & Garden Trust I, that are owned by the Company. The securities issued to the Purchasers were issued by the Company in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

(a)     10.1

        Revolving Credit, Term Loan, Guaranty and Security Agreement dated as of November 15, 2001 among U.S. Home & Garden Inc., Easy Gardener, Inc., each of the direct or indirect subsidiaries of U.S. Home & Garden Inc. which are signatories to the Credit Agreement), the financial institutions which are a party to the Credit Agreement, and PNC Bank, National Association, as agent for the lenders.

        10.2

        Note and Warrant Purchase, Guaranty and Security Agreement dated as of November 15, 2001 among, U.S. Home & Garden, Inc. Easy Gardener, Inc. each of the direct or indirect subsidiaries of U.S. Home & Garden Inc. which are signatories to the Note and Warrant

        Purchase Agreement and the purchasers listed on the signature page of the Note and Warrant Purchase Agreement.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2001.


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2002

    U.S. Home & Garden Inc.

                                                                (Registrant)



                                         By:  /s/ Robert Kassel
                                         -------------------------------------
                                         President, Chief Executive Officer


                                         By:  /s/ Richard Kurz
                                         -------------------------------------
                                         Chief Financial Officer