Form 10-Q
period 2002-03-31
US HOME & GARDEN INC
filed 2002-05-15
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

From the transition period from _________ to __________

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

                              Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As May 3, 2002 there were 17,543,379 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

Consolidated balance sheets as of March 31, 2002 (Unaudited)                 3-4
and June 30, 2001

Consolidated statements of operations for the three months and nine months     5
ended March 31, 2002 and 2001 (Unaudited)

Consolidated statements of cash flows for the nine months                    6-7
ended March 31, 2002 and 2001 (Unaudited)

Notes to consolidated financial statements                                  8-13

Item 2. - Management's Discussion and Analysis of Financial Condition      14-20
          and Results of Operations

Item 3. - Quantitative and Qualitative Disclosures About Market Risk          20

Part II. - Other Information

Item 1. - Legal Proceedings                                                   21

Item 6. - Exhibits and Reports on Form 8-K                                    21

Signatures                                                                    21

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                     Consolidated Balance Sheets

================================================================================

                                                                   March 31, 2002    June 30, 2001
                                                                  ----------------  ---------------
                                                                     (Unaudited)
Assets

Current
    Cash and cash equivalents                                       $         --     $  2,724,000
    Accounts receivable, less allowance for doubtful
        accounts and sales returns of $1,272,000 and $1,260,000       24,369,000       19,483,000
    Inventories                                                       12,311,000       11,043,000
    Prepaid expenses and other current assets                            966,000          697,000
    Refundable income taxes                                              535,000          653,000
    Deferred tax asset                                                 1,205,000        1,205,000
    Net current assets of discontinued operations                             --          371,000
-------------------------------------------------------------------------------------------------

Total Current Assets                                                  39,386,000       36,176,000

Property and Equipment, net                                            5,173,000        5,994,000

Intangible Assets
    Excess of cost over net assets acquired, net                      59,632,000       59,632,000
    Deferred financing costs, net of accumulated
        amortization of $475,000 and $562,000                          3,600,000        3,001,000
    Non-compete agreements, net of accumulated
        amortization of $318,000 and $132,000                          1,192,000        1,378,000
    Package tooling costs, net of accumulated
        amortization of $1,727,000 and $1,390,000                      1,275,000        1,371,000
    Product rights, patents and trademarks, net of
        accumulated amortization of $173,000 and $85,000                 560,000          559,000

Officer Receivables                                                      552,000          521,000

Net Long-Term Assets of Discontinued Operations                          117,000               --

Other Assets                                                              26,000          304,000
-------------------------------------------------------------------------------------------------

Total Assets                                                        $111,513,000     $108,936,000
-------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                     Consolidated Balance Sheets

================================================================================

                                                                    March 31, 2002      June 30, 2001
                                                                   ----------------    ---------------
                                                                     (Unaudited)
Liabilities and Stockholders' Equity
Current
    Lines-of-credit                                                 $   9,921,000       $  21,650,000
    Accounts payable                                                    8,871,000           3,293,000
    Accrued rebates                                                     1,288,000           1,618,000
    Accrued freight                                                       630,000             434,000
    Accrued commissions                                                 1,133,000           1,279,000
    Accrued co-op advertising                                             808,000             732,000
    Accrued restructuring costs                                                --             999,000
    Accrued expenses                                                    1,334,000           1,285,000
    Current portion of bank term loan                                     400,000                  --
-----------------------------------------------------------------------------------------------------
Total Current Liabilities                                              24,385,000          31,290,000

Revolving Credit Facility                                               6,000,000                  --
Long Term Debt                                                          7,370,000                  --
Deferred Tax Liability                                                  1,205,000           1,205,000
Net Long-Term Liabilities of Discontinued Operations                           --             263,000
Other Long Term Liabilities                                                    --              20,000
Company Obligated Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust Holding
    Solely Junior Subordinated Debentures                              56,951,000          56,951,000
-----------------------------------------------------------------------------------------------------
Total Liabilities                                                      95,911,000          89,729,000
-----------------------------------------------------------------------------------------------------
Minority Interest in Equity of Affiliate                                1,239,000           1,239,000
-----------------------------------------------------------------------------------------------------

Stockholders' Equity
    Preferred stock, 1,000,000 shares authorized and unissued                  --                  --
    Common stock, $0.001 par value - shares authorized,
        75,000,000; 21,433,000 shares issued at March 31, 2002
        and June 30, 2001                                                  21,000              21,000
    Additional paid-in capital                                         52,337,000          51,846,000
    Retained deficit                                                  (25,167,000)        (21,071,000)
-----------------------------------------------------------------------------------------------------
                                                                       27,191,000          30,796,000

Less: Treasury Stock, 3,890,000 shares
    at cost at March 31, 2002 and June 30, 2001                       (12,828,000)        (12,828,000)
-----------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                             14,363,000          17,968,000
-----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                          $ 111,513,000       $ 108,936,000
-----------------------------------------------------------------------------------------------------

                     See accompanying notes to consolidated financial statements

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Operations

===============================================================================

                                                                      Three Months Ended                  Nine Months Ended
                                                                           March 31,                          March 31,
                                                               --------------------------------------------------------------------
                                                                       2002               2001             2002               2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Unaudited                          Unaudited
                                                               --------------------------------------------------------------------
Net sales                                                      $ 24,278,000       $ 26,508,000     $ 49,567,000       $ 50,978,000
Cost of Sales                                                    12,826,000         14,660,000       28,148,000         30,775,000
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                     11,452,000         11,848,000       21,419,000         20,203,000
-----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
    Selling and shipping                                          5,081,000          4,882,000       12,533,000         11,738,000
    General and administrative                                    2,083,000          2,432,000        6,349,000          5,892,000
    Restructuring charges                                                --            650,000               --            650,000
    Depreciation                                                    187,000            216,000          561,000            703,000
    Goodwill amortization                                                --            752,000               --          2,181,000
    Other amortization                                              241,000             60,000          501,000            337,000
    Write off of deferred financing costs                                --                 --          254,000                 --
-----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                          7,592,000          8,992,000       20,198,000         21,501,000
-----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Operations                                     3,860,000          2,856,000        1,221,000         (1,298,000)
Other Income (Expense)
    Investment income                                                12,000            136,000           82,000            235,000
    Interest expense                                             (1,823,000)        (1,993,000)      (5,400,000)        (5,417,000)
-----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations Before
    Income Taxes and Extraordinary Gain                           2,049,000            999,000       (4,097,000)        (6,480,000)
Income Tax Benefit (Expense)                                             --         (1,116,000)              --          2,471,000
-----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations Before
    Extraordinary Gain                                            2,049,000           (117,000)      (4,097,000)        (4,009,000)
Discontinued Operations -
    Loss from discontinued operations net of tax benefit of
    $433,000 and $2,882,000, respectively, and minority
    interest of $343,000 and $769,000, respectively,
    in 2001                                                              --         (1,654,000)              --         (3,514,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Before Extraordinary Gain                       2,049,000         (1,771,000)      (4,097,000)        (7,523,000)
Extraordinary gain on purchase of Trust
Preferred Securities, net of income taxes                                --                 --               --              4,000
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                              $  2,049,000       $ (1,771,000)    $ (4,097,000)      $ (7,519,000)
-----------------------------------------------------------------------------------------------------------------------------------
Per Share Amounts:
Weighted Average Common Shares
    Outstanding- Basic                                           17,543,000         17,638,000       17,543,000         18,212,000
Weighted Average Common Shares
    Outstanding- Diluted                                         17,915,000         17,638,000       17,543,000         18,212,000
Income (Loss) from Continuing Operations per
Common Share Before Extraordinary
    Gain - Basic and Diluted                                   $        .12               (.01)    ($       .23)      ($       .22)
Discontinued operations                                                  --               (.09)              --               (.19)
Extraordinary gain                                                       --                 --               --                 --
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                              $        .12       ($       .10)    ($       .23)      ($       .41)
-----------------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows

===============================================================================

Nine months ended March 31,                                            2002             2001
---------------------------------------------------------------------------------------------
                                                                          Unaudited
                                                               ------------------------------
Cash Flows from Operating Activities:
    Net loss from continuing operations before
        extraordinary gain                                     $ (4,097,000)    $ (4,005,000)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
        Depreciation and amortization                             2,278,000        4,169,000
        Write off of deferred financing costs                       254,000               --
        Extraordinary gain                                               --           (4,000)
        Compensation related to stock options                        89,000          231,000
        Deferred Income Taxes                                            --         (805,000)
        Changes in operating assets and liabilities, net of
         assets acquired and liabilities assumed:
           Accounts receivable                                   (4,886,000)      (6,082,000)
           Inventories                                           (1,268,000)      (5,752,000)
           Prepaid expenses and other current assets               (151,000)        (215,000)
           Accounts payable and accrued expenses                  4,404,000        2,053,000
           Other assets                                             279,000          224,000
---------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                            (3,098,000)     (10,186,000)
---------------------------------------------------------------------------------------------

Cash Flows for Investing Activities:
    Purchase of property and equipment                             (586,000)        (932,000)
    Purchase of intangibles                                        (329,000)        (411,000)
    Increase in officer receivables                                 (31,000)         (61,000)
    Decrease in restricted cash                                          --        1,582,000
    Payment for purchase of business, net of
        cash acquired                                                    --         (413,000)
---------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                              (946,000)        (235,000)
---------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows

================================================================================

Nine months ended March 31,                                            2002             2001
--------------------------------------------------------------------------------------------
                                                                         Unaudited
                                                               -----------------------------
Cash Flows from Financing Activities:
    (Payments)/proceeds on lines-of-credit                     $ (5,729,000)    $ 17,900,000
    Proceeds from long term debt                                  8,250,000               --
    Deferred finance costs                                       (1,059,000)              --
    Principal payments on long-term debt                           (133,000)              --
    Repurchase of common stock for treasury                              --       (2,082,000)
    Purchase of mandatorily redeemable preferred securities              --          (22,000)
    Other                                                                --           (6,000)
---------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                         1,329,000       15,790,000
---------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents from
    continuing operations                                        (2,715,000)       5,369,000
Cash used in discontinued operations                                 (9,000)      (6,802,000)
---------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                        (2,724,000)      (1,433,000)

Cash and Cash Equivalents, beginning of period                    2,724,000        3,474,000
---------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                       $         --     $  2,041,000
---------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow
Information
    Cash paid for interest                                     $  5,099,000     $  3,190,000
    Cash paid (refund received) for income taxes               $     58,000     $    (14,000)
---------------------------------------------------------------------------------------------

Non-Cash Investing and Financing Activities
    Issuance of 16% subordinated notes at
       90% of face amount                                      $    600,000     $         --
    Issuance of warrants and options in
       conjunction with debt refinancing                       $    402,000     $         --
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

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

1. The accompanying consolidated financial statements at March 31, 2002 and for the three months and nine months ended March 31, 2002 and 2001 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the nine months ended March 31, 2002 are not necessarily indicative of the results of operations for a full year. Certain amounts as previously reported have been reclassified to conform to current year classifications.

2. Refer to the audited consolidated financial statements for the year ended June 30, 2001, for details of accounting policies and detailed notes to the consolidated financial statements.

3.   Inventories consist of:

                      March 31, 2002   June 30, 2001
     -----------------------------------------------

     Raw materials     $ 5,658,000      $ 6,290,000
     Finished goods      6,653,000        4,753,000
     ----------------------------------------------

                       $12,311,000      $11,043,000
     ----------------------------------------------

4. On November 15, 2001, the Company secured financing from a bank to provide up to $33,000,000 in senior secured financing due three years from the closing date. The financing provides for a $31,000,000 revolving credit facility and a $2,000,000 term loan due in monthly installments of $33,000 plus interest. The term loan balance outstanding, net of current portion of $400,000, of $1,467,000 is included in long term debt. Interest on borrowings is calculated at variable annual rates based on either the bank's prime rate plus an applicable marginal rate or the federal funds rate plus an applicable marginal rate (effectively 5.25% at March 31, 2002). Borrowings on the revolving credit facility are limited based on eligible borrowing bases. At March 31, 2002 the Company had $15,921,000 of borrowings outstanding under the revolving credit facility, of which $9,921,000 has been classified as current.

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

     At March 31, 2002, the Company had borrowings outstanding of $5,903,000, net of discounts of $946,000, pursuant to subordinated secured notes due in November 2007 with an effective interest rate of 18.4%. Interest is charged on the face of the notes at 16% and 14% per annum, payable monthly. The issue price of the 16% notes was 90% of the face amount of the notes resulting in a discount of $600,000. The notes are secured by a second lien on all assets of the Company and rank junior to the senior financing provided by the bank. In connection with this

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

     financing, the Company issued to the purchasers of the notes warrants to purchase up to 3.75% of the fully diluted common stock of the Company and granted to the purchasers an option to purchase from the Company certain Trust Preferred Securities of the Company's subsidiary, U.S. Home & Garden Trust I, that are owned by the Company, which resulted in a discount of $402,000.

     Under the two financing agreements, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guarantees, on dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on mergers, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios. A violation of any of these covenants constitutes an event of default under the financing agreements. At March 31, 2002, the Company was in compliance with the financial covenants.

5. In June 2001, the Company announced that it was discontinuing its e-commerce initiative, which it was conducting through its subsidiary, Egarden, Inc. (Egarden), effective June 30, 2001. During the year ended June 30, 2001, the Company recorded a net loss on disposal of discontinued operations of $4,551,000, net of minority interest of $1,118,000. The loss, prior to minority interest, included the write-off of all long-lived assets of $5,224,000 and severance expense of $445,000 related to the termination of all 39 employees. All severance payments have been made at March 31, 2002. No adjustments were made to the liability recorded for severance payments during the period ended March 31, 2002. The Company had a net loss from the operations of Egarden of $1,654,000 and $3,514,000, net of minority interest of $343,000 and $769,000, for the three months and nine months ended March 31, 2001. Revenues of the discontinued operations for the three months and nine months ended March 31, 2001 were not material.

     The net assets and liabilities of discontinued operations reported in the consolidated balance sheets consisted of the following:

                                                  March 31, 2002    June 30, 2001
     ----------------------------------------------------------------------------
     Current assets                                $    14,000       $   882,000
     Current liabilities                               (14,000)         (511,000)
     ----------------------------------------------------------------------------
     Net current assets                            $        --       $   371,000
     ----------------------------------------------------------------------------

     Net long-term assets (liabilities)            $   117,000       $  (263,000)
     ----------------------------------------------------------------------------

     Minority interest in equity of affiliate      $(1,239,000)      $(1,239,000)
     ----------------------------------------------------------------------------

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

6. During the fiscal year ended June 30, 2001, the Company recorded a restructuring charge of $2,860,000 relating to the closing and sale of its subsidiary's Ampro Industries Inc. facility in Michigan. The Company intends to continue to sell products, through a contract manufacturing agreement, being manufactured at the former Ampro facility. As part of this agreement, the Company has a firm commitment to purchase minimum quantities of product in the fiscal year ended June 30, 2002. As of March 31, 2002, the Company has purchased approximately $899,000 of product from the subcontractor. The Company estimates that for the fiscal year ended June 30, 2002, it may have to pay up to an additional $60,000 to meet the minimum quantities requirement. However, the contract includes an exit provision, whereby the maximum cost to the Company of termination of the agreement is $332,000. During the period ended June 30, 2001, the Company recognized approximately $1,709,000 of expenses and losses relating to the closing and sale of property and equipment of the Ampro facility and $1,151,000 for termination benefits to be paid to all 60 former employees at the Ampro facility. Approximately $45,000 of severance payments as a result of the restructuring was unpaid as of March 31, 2002. All payments are expected to be completed by June 30, 2002. No adjustments were made to the liability recorded for severance payments during the nine months ended March 31, 2002.

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

     The Company has elected to adopt SFAS No. 141 and SFAS No. 142 effective July 1, 2001. The adoption of SFAS No. 141 had no effect on the Company's financial statements for the nine months ended March 31, 2002 as the Company engaged in no business acquisitions during this period and there were no reclassifications between goodwill and other intangible assets. During the three months ended September 30, 2001, the Company completed a reassessment of the useful lives of other intangible assets, which total $6,627,000 (net of accumulated amortization of $2,719,000) at March 31, 2002. As a result, no adjustments were made to previously determined amortization periods. The Company has no intangible assets with indefinite useful lives at March 31, 2002.

     The Company completed step one of the SFAS No. 142 transitional goodwill impairment test during the quarter ended December 31, 2001. The carrying value of the net assets of the Ampro reporting unit exceeds its fair value. Goodwill associated with the purchase of Ampro was approximately $17,078,000, net of accumulated amortization, at March 31, 2002. As disclosed at June 30, 2001, the Company restructured the operations of Ampro during the year ended June 30, 2001. This restructuring included the closing and sale of the Ampro facility in Michigan. The Company currently continues to sell Ampro products, through a contract manufacturing agreement, being manufactured at the former Ampro facility. This restructuring is currently being considered by the Company in conjunction with the transitional goodwill impairment test being completed. Outside valuation professionals are currently assisting the Company with step two of the transitional goodwill impairment test to measure the impairment loss. The impairment loss will be recorded no later than June 30, 2002.

     The Company's previous business combinations were accounted for using the purchase method. As a result of such combinations, the Company has recognized a significant amount of goodwill, which, in the aggregate, was approximately $59,632,000, net of accumulated amortization, at March 31, 2002. Amortization expense for all intangible assets during the nine months ended March 31, 2002 and 2001 was $1,070,000 and $2,878,000, respectively.
     Amortization expense included $2,181,000 for goodwill amortization for the nine months ended March 31, 2001. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

          Year Ended June 30,
          -----------------------------------------------

          2002                                 $1,478,000
          2003                                 $1,468,000
          2004                                 $1,468,000
          2005                                 $1,288,000
          2006                                 $1,108,000

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

     The following represents a reconciliation of the reported net loss to the adjusted net loss and the adjusted net loss before extraordinary gain for the three months and the nine months ended March 31, 2001, which exclude goodwill amortization expense, net of tax benefit:

                                                        Three Months Ended   Nine Months Ended
                                                        --------------------------------------
                                                                     March 31, 2001
      --------------------------------------------------------------------------------------
      Reported Net Loss                                   $  (1,771,000)        $(7,519,000)
      Goodwill amortization, net of tax benefit of
      $115,000 and $480,000                                     587,000           1,701,000
      --------------------------------------------------------------------------------------
      Adjusted Net Loss                                      (1,184,000)         (5,818,000)
      Extraordinary gain                                             --               4,000
      --------------------------------------------------------------------------------------
      Adjusted Net Loss Before Extraordinary Gain
                                                          $  (1,184,000)        $(5,822,000)

      --------------------------------------------------------------------------------------
      Per Share Amounts:
      Reported Net Loss                                   $        (.10)        $      (.41)
      Goodwill amortization, net of tax benefit                     .03                 .09
      --------------------------------------------------------------------------------------
      Adjusted Net Loss                                            (.07)               (.32)
      Extraordinary gain                                             --                  --
      --------------------------------------------------------------------------------------
      Adjusted Net Loss Before Extraordinary Gain         $        (.07)        $      (.32)
      --------------------------------------------------------------------------------------


8. In the normal course of business, the Company is subject to proceedings, lawsuits, and other claims, including proceedings under laws and government regulations related to product safety and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate amount of monetary liability or financial impact with respect to these matters at March 31, 2002 cannot be ascertained.

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

In November 2001, the Company was notified by the staff of the CPSC that a cap on one of the Company's products sold prior to June 30, 2000 was found to be defective. The Company recently agreed to a voluntary corrective action providing replacement caps for earlier versions of the caps. Costs related to the voluntary corrective action is not expected to be significant.

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

General

U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly owned subsidiaries, Ampro Industries, Inc. ("Ampro"), Easy Gardener, Inc. ("Easy Gardener"), and Golden West Agri-Products, Inc., and Easy Gardener's wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. and Weed Wizard Acquisition Corp. Since 1992, the Company consummated eleven acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of approximately $111,000,000 in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was $59,632,000, net of accumulated amortization, at June 30, 2001 and March 31, 2002.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                             Three Months Ended       Nine Months Ended
                                                  March 31,              March 31,
                                              2002        2001        2002        2001
                                              ----        ----        ----        ----
Net sales                                    100.0%      100.0%      100.0%      100.0%
Cost of sales                                 52.8        55.3        56.8        60.4
                                             ------------------      ------------------
Gross profit                                  47.2        44.7        43.2        39.6
Selling and shipping expenses                 20.9        18.4        25.3        23.0
General and administrative expenses            8.6         9.2        12.8        11.6
Restructuring                                   --         2.4          --         1.3
Depreciation and amortization                  1.8         3.9         2.1         6.3
Write off of deferred financing costs           --          --          .5          --
                                             ------------------      ------------------
Income (loss) from operations                 15.9        10.8         2.5        (2.6)
Interest expense, net                         (7.5)       (7.0)      (10.8)      (10.1)
Income tax benefit                              --        (4.2)         --         4.8
                                             ------------------      ------------------
Income (loss) from continuing operations
                                               8.4         (.4)       (8.3)       (7.9)
 Loss from discontinued operations              --        (6.3)         --        (6.9)
                                             ------------------      ------------------
 Net income (loss)                             8.4%       (6.7)%      (8.3)%     (14.8)%
                                             ------------------      ------------------

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net sales. Net sales decreased by $2,230,000, or 8.4%, to $24,278,000 during the three months ended March 31, 2002 from $26,508,000 during the comparable period in 2001. The decrease in net sales was due to a change in buying pattern by key customers who are buying less product to be held for their inventory prior to the selling season and replenishing inventory levels only as sales are made. During the three months ended March 31, 2002 the Company increased its product presence at its largest customer and experienced a loss of a product listing at its second largest customer.

Gross profit. Gross profit decreased by $396,000, or 3.3%, to $11,452,000 for the three months ended March 31, 2002 from $11,848,000 during the comparable period in 2001. Gross profit as a percentage of net sales increased to 47.2% during the three months ended March 31, 2002, from 44.7% during the comparable period in 2001. This increase in gross profit as a percentage of net sales is due to a decrease in cost of sales as a result of the restructuring and closing of the Bradley, Michigan facility, a reduction in certain raw material costs, and increased operating efficiencies.

Selling and shipping expenses. Selling and shipping expenses increased by $199,000, or 4.1%, to $5,081,000 during the three months ended March 31, 2002 from $4,882,000 during the comparable period in 2001. As a percentage of net sales, selling and shipping expenses increased to 20.9% during the three months ended March 31, 2002 from 18.4% during the comparable period in 2001. The increase in expense and increase as a percent of net sales was primarily attributable to increases in outbound freight costs.

General and administrative expenses. General and administrative expenses decreased by $349,000, or 14.4%, to $2,083,000 during the three months ended March 31, 2002 from $2,432,000 during the comparable period in 2001. This decrease is primarily due to the closing of Bradley, Michigan facility and management's continued efforts to reduce costs. The decrease was partially offset by write-offs and other charges including the Kmart Corporation bankruptcy and a product corrective action. As a percentage of net sales, general and administrative expenses decreased to 8.6% during the three months ended March 31, 2002 from 9.2% during the comparable period in 2002.

Restructuring. The Company reserved $650,000 during the three months ended March 31, 2001 related to the restructuring and closing of the Bradley, Michigan facility. No similar costs were incurred during the comparable period in 2002.

Depreciation, amortization, and write off of deferred financing costs. Depreciation, amortization, and write-off of deferred financing costs expenses decreased by $600,000 or 58.4% to $428,000 during the three months ended March 31, 2002 from $1,028,000 during the comparable period in 2001. This decrease is primarily a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in July 2001. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. As a percentage of net sales, depreciation and amortization, decreased to 1.8% during the three months ended March 31, 2002 from 3.9% during the comparable period in 2001.

Income (loss) from operations. Income from operations increased by $1,004,000, or 35.2%, to $3,860,000 during the three months ended March 31, 2002, from $2,856,000 during the comparable period in 2001. The increase in income from operations was primarily due to increased gross profit and other expense changes noted above. As a percentage of net sales, income from operations increased to 15.9% for the three months ended March 31, 2002 from 10.8% during the comparable period in 2001.

Interest expense, net. Net interest expense decreased $46,000, or 2.5% to $1,811,000 during the three months ended March 31, 2002, from $1,857,000 during the comparable period in 2001. The slight decrease in interest expense results from lower borrowing levels in 2002.

Income taxes. Income tax expense decreased to $0 during the three months ended March 31, 2002 from $1,116,000 expense during the comparable period in 2001. No income tax was recorded for the three months ended March 31, 2002, due to the net operating loss carry forward.

Discontinued operations. Loss from discontinued operations decreased by $1,654,000 to $0 during the three months ended March 31, 2002, from the comparable period in 2001. The decrease in loss from discontinued operations is due to the Company's decision to discontinue the operations of Egarden, Inc. during the quarter ended June 30, 2001.

Net income (loss). Net income increased by $3,820,000 to $2,049,000 during the three months ended March 31, 2002 from a net loss of $1,771,000 during the comparable period in 2001. Net income per common share increased to $.12 per share for the three months ended March 31, 2002 from net loss of $0.10 per share during the comparable period in 2001. The increase in net income and net income per common share is due primarily to not having restructuring costs and the decrease in goodwill amortization costs and not having a loss related to the discontinued operations. There were fewer weighted average common and common equivalent shares outstanding in the three months ended March 31, 2002 compared to the comparable period in the prior year due to the Company's repurchase of shares of its common stock in fiscal 2001.


Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

Net sales. Net sales decreased by $1,411,000, or 2.8%, to $49,567,000 during the nine months ended March 31, 2002 from $50,978,000 during the comparable period in 2001. The decrease in net sales was primarily due to a change in buying pattern by key customers who are buying less inventory and replenishing inventory levels as sales are made.

Gross profit. Gross profit increased by $1,216,000, or 6.0%, to $21,419,000 for the nine months ended March 31, 2002 from $20,203,000 during the comparable period in 2001. Gross profit as a percentage of net sales increased to 43.2% during the nine months ended March 31, 2002, from 39.6% during the comparable period in 2001. This increase in gross profit as a percentage of net sales is due to a decrease in cost of sales as a result of the restructuring and closing of the Bradley, Michigan facility, a reduction in certain raw material costs and increased operating efficiencies.

Selling and shipping expenses. Selling and shipping expenses increased by $795,000, or 6.8%, to $12,533,000 during the nine months ended March 31, 2002 from $11,738,000 during the comparable period in 2001. As a percentage of net sales, selling and shipping expenses increased to 25.3% during the nine months ended March 31, 2002 from 23.0% during the comparable period in 2001. This increase in expense and increase as a percent of net sales was primarily attributable to increases in outbound freight costs for the nine months ended March 31, 2002.

General and administrative expenses. General and administrative expenses increased by $457,000, or 7.8%, to $6,349,000 during the nine months ended March 31, 2002 from $5,892,000 during the comparable period in 2001. This increase is primarily due to the allocation of certain costs in the prior year to the discontinued startup operations of Egarden, Inc. The increase also results from write-offs and other charges including the Kmart Corporation bankruptcy and a product corrective action. All general and administrative costs during the nine months ended March 31, 2002 were charged to continuing operations. This increase is partially offset by savings from increased operating efficiencies. As a percentage of net sales, general and administrative expenses increased to 12.8% during the nine months ended March 31, 2002 from 11.6% during the comparable period in 2001.

Restructuring. The Company reserved $650,000 during the nine months ended March 31, 2001 related to the restructuring and closing of the Bradley, Michigan facility. No similar costs were incurred during the comparable period in 2001.

Depreciation, amortization, and write off of deferred financing costs. Depreciation, amortization, and write-off of deferred financing costs expenses decreased by $1,905,000, or 59.1%, to $1,316,000 during the nine months ended March 31, 2002 from $3,221,000 during the comparable period in 2001. This decrease is primarily a result of the adoption of SFAS No. 142. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The decrease in depreciation and amortization was mitigated somewhat by the write off of deferred financing costs in conjunction with the restructuring of the Company's debt during the second quarter of fiscal 2002. As a percentage of net sales, depreciation, amortization, and write-off of deferred financing costs decreased to 2.6% during the nine months ended March 31, 2002 from 6.3% during the comparable period in 2001.

Income (loss) from operations. Income from operations increased by $2,519,000 to $1,221,000 during the nine months ended March 31, 2002, from a $1,298,000 loss during the comparable period in 2001. The increase in income from operations was primarily due to increased gross profit and other expense changes as noted above. As a percentage of net sales, income from operations increased to 2.5% for the nine months ended March 31, 2002 from a 2.6% loss during the comparable period in 2001.

Interest expense, net. Net interest expense increased $136,000, or 2.6%, to $5,318,000 during the nine months ended March 31, 2002, from $5,182,000 during the comparable period in 2001. The increase in interest expense results from the higher cost of the long term subordinated debt offset by the lower interest rates on the revolving credit plus lower borrowing levels.

Income taxes. Income tax benefit decreased to $0 during the nine months ended March 31, 2002 from $2,471,000 during the comparable period in 2001. The income tax benefit for each interim period is based upon the Company's estimated effective income tax rate for the year. No income tax benefit was recorded for the nine months ended March 31, 2002 due to the uncertainty of realizing a deferred tax asset.

Discontinued operations. Loss from discontinued operations decreased by $3,514,000 to $0 during the nine months ended March 31, 2002, from the comparable period in 2001. The decrease in loss from discontinued operations is due to the Company's decision to discontinue the operations of Egarden, Inc. during the quarter ended June 30, 2001.

Net loss. Net loss decreased by $3,422,000 to $4,097,000 during the nine months ended March 31, 2002 from a net loss of $7,519,000 during the comparable period in 2001. Net loss per common share decreased to $0.23 per share for the nine months ended March 31, 2002 from net loss of $0.41 per share during the comparable period in 2001. The decrease in net loss and net loss per common share is due to the elimination of goodwill amortization and restructuring charges and not having a loss related to the discontinued operations partially offset by not reflecting a tax benefit in 2002. There were fewer weighted average common and common equivalent shares outstanding in the nine months ended March 31, 2002 compared to the comparable period in the prior year due to the Company's repurchase of shares of its common stock in fiscal 2001.

Seasonality

The Company's sales are seasonal due to the nature of the lawn and garden business, in parallel with the annual growing season. The Company's sales and shipping have traditionally been most active from late March through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. The buying pattern of stores is changing and stores are replenishing supplies when they are sold to their customers rather than in advance of the selling season. Additionally, since the Company has adjusted its operations to respond more closely to the just-in-time inventory management programs increasingly utilized by its major customers, it expects to ship an increasingly larger proportion of its total orders on an annual basis in the seasonally strong fourth quarter of the fiscal year and first quarter of the following fiscal year.

Sales of the Company's agricultural products, which were not material during the nine months ended March 31, 2002, are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through cash generated by operations, net proceeds from the Company's private placements and public sales of securities and borrowings from lending institutions.

At March 31, 2002, the Company had consolidated cash and short-term investments totaling $0, and working capital of $15,001,000. Under the Company's new credit facility, all cash balances are automatically used to reduce outstanding borrowings. At June 30, 2001, the Company had consolidated cash and short-term investments totaling $2,724,000, and working capital of $4,886,000. The increase in working capital is primarily attributable to the modification in the revolving credit facility allowing balances to be included in long term debt.

On November 15, 2001, the Company secured financing from a bank to provide up to $33,000,000 in senior secured financing due three years from the closing date. The financing commitment provides for a $31,000,000 revolving credit facility and a $2,000,000 term loan. Interest on borrowings is calculated at variable annual rates based on either the bank's prime rate plus an applicable marginal rate or the federal funds rate plus an applicable marginal rate (effectively 5.25% at March 31, 2002). Available borrowing on the revolving credit facility is limited based on eligible borrowing bases. The bank has first priority perfected security interest in substantially all of the Company's assets. The Company is subject to certain fees and restrictions in conjunction with the financing. At March 31, 2002, the Company had $15,921,000 of borrowings outstanding under the revolving credit facility of which $9,921,000 has been classified as current.

At March 31, 2002, the Company had borrowings outstanding of $5,903,000, net of discounts of $946,000, pursuant to subordinated secured notes due in November 2007 with an effective interest rate of 18.4%. Interest is charged on the face of the notes at 16% and 14% per annum, payable monthly. The issue price of the 16% notes was 90% of the face amount of the notes resulting in a discount of $600,000. The notes are secured by a second lien on all assets of the Company and rank junior to the senior financing provided by the bank. In connection with this financing, the company issued to the purchasers of the notes warrants to purchase up to 3.75% of the fully diluted common stock of the Company and granted to the purchasers an option to purchase from the Company certain Trust Preferred Securities of the Company's subsidiary, U.S. Home & Garden Trust I, that are owned by the Company, which resulted in a discount of $402,000. The Company is required to pay certain fees and is subject to certain restrictions.

Critical Accounting Policies

The preparation of financial statements requires the adoption and implementation of accounting policies and the use of assumptions and estimates in their presentation. The accounting policies and uncertainties, judgments and estimates make it likely that materially different amounts would be reported under different conditions and different assumptions.

The Company has included below a discussion of the more critical accounting policies that are affected by the significant judgments and estimates used in the preparation of the financial statements, how such policies are applied, and how results differing from the estimates and assumptions would affect the amounts presented in the financial statements. Other accounting policies also have a significant effect on the financial statements, and some of these policies also require the use of estimates and assumptions as discussed in the Summary of Accounting Policies in the Company's Consolidated Financial Statements at June 30, 2001.

Allowance for Doubtful Accounts Receivable and Sales Returns: The Company maintains an allowance for doubtful accounts receivable, which represents the potential estimated losses resulting from the inability of customers to make required payments for amounts owed. The allowance is estimated based on historical experience of write-offs, the level of past due amounts, information known about specific customers with respect to their ability to make payments at the balance sheet date. If the financial condition of the Company's customers were to change, resulting in an impairment or improvement in their ability to make payments, additional allowances may be required or allowances may be reduced.

The Company also maintains an allowance for sales returns. The allowance is estimated based on historical experience of sales returns from customers with agreements that allow the return of product. If actual market conditions for the sale of the products by the customers are less favorable than those anticipated, additional allowances may be required.

Inventories: The Company records inventory reserves for estimated obsolescence of inventory equal to the difference between the cost of inventory owned and the estimated market value. Market value is based upon the age of specific inventory on hand and assumptions about future demand and market conditions. If actual market conditions for the sale of the inventory are less favorable than those anticipated by management, additional reserves may be required.

Intangible Assets: The Company has consummated eleven acquisitions accounted for using the purchase method. The excess of cost over net assets acquired which relates to the Company's acquisitions has been recorded as goodwill. Intangible assets are tested for impairment by comparing the carrying value of the assets of the individual reporting units of the Company to their fair value. The fair value of the assets could vary significantly over time and different assumptions and estimates will result in different valuations.

Deferred Income Taxes: The Company records deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established. The Company has recorded a valuation allowance due to the uncertainty of the Company's ability to generate sufficient future taxable income to realize the gross deferred tax assets. If the Company is able to generate future taxable income, the valuation allowance may be adjusted.

New Accounting Pronouncements

The Emerging Issues Task Force (EITF) has issued EITF Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products, and EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer, which provide guidance related to the income statement classification of such consideration. This guidance is effective for the Company for the quarter ended March 31, 2002. The adoption of EITF 00-25 and EITF 01-09 did not have an affect on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board finalized SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently reviewing the impact of SFAS No. 144.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of March 31, 2002 that are sensitive to changes in interest rates.

The Revolving Credit Facility had an                               $15.9 million
interest rate of 5.25% for the period ended
March 31, 2002.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In July 2000, the Company's Weed Wizard Acquisition Corp. ("Weed Wizard") commenced an action in the U.S. District Court, Northern District of Georgia, against A.A.B.B., Inc. (formerly known as Weed Wizard, Inc.) and certain of its stockholders and officers. In this action the Company alleged that the defendants made certain misrepresentations and omitted to disclose certain facts regarding, among other things, alleged defects in certain of the Weed Wizard products in connection with our purchase from defendants in 1998 of substantially all of the assets of Weed Wizard, Inc. We are seeking to rescind the transaction, or in the alternative, to recover rescissionary monetary damages, and to recover compensatory damages. In addition, we are seeking punitive damages.

In October 2000, A.A.B.B., Inc. asserted a counterclaim for breach of contract against Weed Wizard alleging that it is owed $720,267, plus interest, representing an adjustment to the purchase price allegedly required to be made pursuant to the agreement in which Weed Wizard acquired certain A.A.B.B., Inc.'s assets. A.A.B.B., Inc. is also seeking to recover attorney's fees. We deny any liability and intend to vigorously defend this counterclaim.

In fiscal 2001, we were notified by the staff of the U.S. Consumer Product Safety Commission ("CPSC") that the staff is considering recommending that the CPSC commence an action against Weed Wizard to obtain a monetary fine from Weed Wizard for the alleged failure of Weed Wizard to timely disclose to the CPSC, pursuant to the Consumer Products Safety Act, certain required information concerning Weed Wizard product previously distributed by us that was the subject of a voluntary recall during fiscal 2000. We believe that the maximum amount of any claim that may be brought by the CPSC will not exceed approximately $1.6 million. We intend to defend any claim against Weed Wizard or us that may be brought by the CPSC.

Item 6. Exhibits and Reports on Form 8-K

     (a) None

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2002

U.S. Home & Garden Inc.
                                                                    (Registrant)




                                            By:   /s/ Robert Kassel
                                            ------------------------------------
                                            President, Chief Executive Officer

                                            By:   /s/ Richard Kurz
                                            ------------------------------------
                                            Chief Financial Officer