Form 10-K
period 2002-06-30
US HOME & GARDEN INC
filed 2002-10-15
CIK 879911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2002

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the closing sale price) on September 30, 2002 was approximately $5,082,000.

      As of September 30, 2002, 17,752,267 shares of the registrant's Common Stock, par value $.001 per share, were outstanding.

      Documents Incorporated By Reference: None

                                    Part I.

      Item 1. Business

            The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for our future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to our growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, ability to successfully integrate acquired companies and product lines, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, the ability to maintain adequate financing arrangements necessary to fund operations and the general condition of the economy and its effect on the securities markets and other risks detailed in our other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

General

            We are a leading manufacturer and marketer of a broad range of consumer lawn and garden products. Our products include weed preventive landscape fabrics, fertilizer and plant food spikes, decorative landscape edging, grass and flower seed products, shade cloth and root feeders, which are sold under recognized brand names such as WeedBlock(R), Jobe's(R), Emerald Edge(R), Shade Fabric(TM), Ross(R), Tensar(R), Amturf(R) and Landmaster(R). We believe that we have significant market share and favorable brand-name recognition in several of our primary product categories. We market our products through most large national home improvement and mass merchant retailers ("Retail

Accounts"), including Home Depot, Lowe's, Kmart, Wal-Mart, Ace Hardware and TruServe in North America.

            We were organized under the laws of the State of California in August 1990 under the name Natural Earth Technologies, Inc. In January 1992 we reincorporated under the laws of the State of Delaware and in July 1995 we changed our name to U.S. Home & Garden Inc. Our lawn and garden operations are conducted through our subsidiary Easy Gardener, Inc. ("Easy Gardener") and Easy Gardener's subsidiaries and through our subsidiary, Ampro Industries, Inc. ("Ampro"), and our agricultural products operations are conducted through our subsidiary Golden West Agri-Products, Inc. ("Golden West"). Unless the context suggests otherwise, references in this Report to "we", "us", "the Company" or "our" refer to U.S. Home & Garden Inc. and its subsidiaries. Our executive offices are located at 655 Montgomery Street, Suite 830, San Francisco, California 94111, and our telephone number is (415) 616-8111.

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

Prior Acquisitions

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

      o Weed Wizard, Inc. A manufacturer and distributor of weed trimmer replacement heads, all of whose assets were acquired in February 1998 for approximately $16.0 million (plus an additional $1.7 million for excess working capital and acquisition expenses), of which approximately $5.0 million was based on the value of certain net assets acquired. In June 2002, we decided to discontinue the Weed Wizard operations effective September 30, 2002.

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

      o Ampro Industries, Inc., a manufacturer and distributor of lawn and garden products including specialty grass and flower seeds which we acquired in October 1998 for approximately $24.6 million. An additional $1.0 million was paid for a non-compete agreement.

      o Egarden Inc. Our business-to-business Internet subsidiary was acquired in June 1999 for approximately $400,000, plus expenses of approximately $100,000. At the time of acquisition, Egarden's activities were limited to sales of Internet gardening related products to the end consumer. In fiscal 2001, we suspended all of the operations relating to Egarden Inc. and sold the remaining assets during the year ended June 30, 2002.

      o Findplants.com., an electronic horticulture catalogue and locater business-to-business service for commercial growers and wholesalers all of whose assets were acquired by Egarden Inc. in May 2000 for approximately $537,000 in cash. We suspended all of the operations relating to Findplants.com and sold the assets of Findplants.com back to the former owner in September 2001.

Consumer Lawn and Garden Products

            The primary consumer lawn and garden products marketed by us to our Retail Accounts are:

            Landscape Fabric. We market different types of landscape fabric in varying thicknesses and strengths under the trade names WeedBlock(R), MicroPore(R), Pro WeedBlock(TM), and Landmaster(R). Landscape fabrics allow water, nutrients and oxygen to filter through to the soil but prevent weed growth by blocking sunlight. Our primary landscape fabrics are made from non-woven fabrics which are generally manufactured with extruded polymers, pressed or vacuum formed into thin sheets having the feel and texture of light plastics. For the fiscal years ended June 30, 2000, 2001 and 2002, sales of landscape fabric represented approximately 44%, 48% and 51%, respectively, of our consolidated net sales.

            Fertilizer, Plant Food and Insecticide Spikes. Fertilizer spikes deliver plant food nutrients directly to the root of the plant, an alternative method of maintaining plant health to surface-delivered liquid or solid fertilizers. Some of our fertilizer spikes have the added feature of containing an insecticide for the control of unwanted insects.

We market a variety of indoor and outdoor specialty fertilizer and plant food spikes primarily under the Jobe's(R) tradename, one of the most recognized brands in the consumer lawn and garden industry. For the years ended June 30, 2000, 2001 and 2002, sales of fertilizer, plant food and insecticide spikes constituted approximately 15%, 17% and 14%, respectively, of our consolidated net sales.

            Landscape Edging. We market a variety of resin-based decorative landscape edgings under trade names including Emerald Edge and Terra Cotta Tiles(TM). Our decorative edgings are used by consumers to define the perimeter of planting areas with a variety of designs which include stone, log, terra cotta tiles and picket fences. For the years ended June 30, 2000, 2001 and 2002, sales of landscape edging constituted approximately 10%, 9% and 10%, respectively, of our consolidated net sales.

            Shade Cloth. We market shade cloth fabrics in a variety of sizes and colors. Shade cloth is utilized generally in conjunction with some type of outdoor structure such as a patio veranda, and provides shade, privacy or protection from wind for people, plants and pets. We market shade cloth fabrics as an exclusive United States retail distributor of a shade cloth manufacturer.

            Fertilizers and Root Feeders. We market fertilizers under the Ross trade name. The Ross fertilizer, when applied through a Ross Root Feeder, a long steel irrigation tube with a hose connector that is inserted deep into the ground, provides the homeowner with a means of deep feeding and irrigating trees and shrubs. The Ross Root Feeder may also be used without fertilizer as a deep watering device.

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

            Other Products. In addition to landscape fabrics, fertilizer, plant food and insecticide spikes, landscape edging, shade cloth, fertilizer and root feeders, lawn and garden fencing, and specialty mulch, fertilizer, grass and flower seed combinations, we also sell complementary lawn and garden products for the home gardener. The products include a line of animal repellents that are formulated to deter dogs, cats, deer and rabbits from destroying garden and landscape environs, a variety of protective plant and tree covers, bird and animal mesh blocks, protective garden and tree netting to prevent animal damage, synthetic mulch and fabric pegs.

            Agricultural Products. Through Golden West, we manufacture and distribute certain humic acid-based agricultural products for use on farms and orchards. Golden West generally sells its products to agricultural distributors, which in turn market Golden West's products to farms and orchards. The principal agricultural products manufactured or distributed by us are: Energizer(R), a formulation of humic acids which, when applied in conjunction with liquid fertilizers, permits crops to absorb a greater amount of the nutrients in the fertilizer; Penox(R), a surfactant, or penetrating wetting agent, that contains humic acid which, when applied in conjunction with herbicides, defoliants and other agricultural products, increases their effectiveness; and Powergizer(R), a foliar nutrient, or plant food, containing humic acid which promotes growth and vigor in many types of crops. Sales of our agricultural products accounted for less than 1% of our consolidated net sales in the fiscal years ended June 30, 2000, 2001 and 2002.

Conversion, Manufacturing and Supply

            Lawn and Garden Products. Except for the materials for our WeedBlock landscape fabric, which are obtained primarily from a single source, the basic materials for our consumer lawn and garden products are purchased from a variety of suppliers.

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

            The Ampro and Amturf "ready-to-grow" combination mulch, fertilizer and seed products are produced in Michigan pursuant to a contract manufacturing agreement. Newsprint is shredded and processed into mulch and then combined with seed and fertilizer. The mixture is now packaged in bags, boxes, canisters, and clear jugs.

            Agricultural Products. We do not own or lease any manufacturing facilities for our agricultural products. Substantially all of our humic acid-based agricultural products, Energizer, Penox and Powergizer, are processed by Western Farm Services, Inc. ("Western Farm") pursuant to purchase orders placed by us from time to time in the ordinary course of business. Furthermore, through Western Farm, we have an open purchase order arrangement with an entity which supplies us with leonardite ore, a source of humic acid used in our agricultural products.

Customers

            Our customers include home improvement centers, mass merchandisers, hardware stores, nurseries, and garden centers and other retail channels throughout the United States. Our two largest customers for fiscal 2000, Home Depot and Lowe's, accounted for approximately 36% and 12%, respectively, of our consolidated net sales during that period. Our two largest customers for fiscal 2001, Home Depot and Lowe's, accounted for approximately 43% and 14%, respectively, of our consolidated net sales during such year. Home Depot and Lowe's, accounted for approximately 49% and 10%, respectively, of our consolidated net sales during fiscal 2002. Our ten largest customers as a group accounted for approximately 54%, 80% and 78% of our consolidated net sales during fiscal 2000, 2001 and 2002, respectively. Sales to such customers are not governed by any contractual arrangement and are made pursuant to standard purchase orders. While we believe that relations with our largest customers are good, the loss of any of these customers could have an adverse effect upon our results of operations.

            Our sales are concentrated in the United States, with international sales (primarily in Europe and Canada) accounting for approximately 3% of our net sales for each of fiscal 2000 and 2001. International sales accounted for approximately 6% of our net sales for fiscal 2002. We are currently attempting to develop relationships with distributors outside of the United States.

Sales and Marketing

            Our selling efforts are managed by two Vice Presidents of Sales. One specializes in home center customers and the other directs our four regional sales managers responsible for mass merchants, hardware and all other channels. Because of the service-oriented nature of our business, the sales managers devote a substantial amount of their time to servicing and maintaining relationships with our largest customers in addition to managing the overall sales operations. We also utilize the services of over 30 non-exclusive independent sales organizations. This integrated sales approach is designed to help achieve sales of all products to all customers.

            Our marketing activities are coordinated by our National Marketing Manager. In addition to designing and developing our distinctive packaging and overall advertising and promotional activities, the National Marketing Manager works closely with the sales organization to help develop programs which are tailored to the strategies of our key Retail Accounts.

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

            We spent approximately $2.9 million in fiscal 2002 on a combination of media development, print, radio and television advertising, cooperative advertising (advertising done in conjunction with retailers), attendance at trade shows and public relations to promote awareness, understanding and brand identification of our lawn and garden products.

            We utilized a substantial portion of our marketing budget for fiscal 2002 on cooperative advertising in conjunction with key retail customers.

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

            In addition, we have implemented the QAD Applications e-business supply-chain enabled enterprise planning software at our executive offices and at several of our subsidiaries.

Seasonality

            Our sales are seasonal due to the nature of the lawn and garden business and generally parallels the annual growing season. Our sales and shipping are typically most active from late March through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. The buying pattern of retailers is changing and stores are replenishing their inventory when sales are made rather than buying large quantities of inventory in advance of the selling season. Sales of our agricultural products are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

Inventory and Distribution

            In order to meet product demand, we historically kept relatively large amounts of product inventory on hand during the months of highest demand. As a result of changes in customer inventory purchasing patterns during fiscal 2002 and improved communications with customers, we improved our ability to meet customer demands without maintaining excess inventory levels during fiscal 2002. Inventory obsolescence has historically not been a major issue but could increase in the future. Retail Accounts generally require delivery within five business days. Orders are normally processed within 48 hours and shipped by common carrier.

Competition

            The consumer lawn and garden care industry is highly competitive and somewhat fragmented. With respect to our sale of consumer lawn and garden products, we compete with a combination of national and regional companies including catalog and Internet e-commerce businesses specializing in the marketing of lawn and garden care products. The Scotts Company, in particular, has captured a significant and controlling share in a variety of categories as a result of their acquisition of the Ortho brand and the licensing of the Roundup brand for the consumer market. Scotts also markets products under the Scotts and Miracle-Gro brands which compete both directly and indirectly with many of our products. Many of our competitors have achieved significant national, regional and local brand name and product recognition and engage in frequent and extensive advertising and promotional programs. Many of these companies have substantially greater financial, technical, marketing and other resources than us.

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

            Among our competitors in the lawn and garden market for the Jobe's spike line of fertilizer and insecticide products and the Ampro combination mulch, seed and fertilizer line of products is the Scotts Company, which markets competing products under the Miracle-Gro brand. Competition for our agricultural products consists of other manufacturers of products that are humic acid based but that utilize formulas that are different from Golden West's. These competitors include Monterey Chemical Corporation and Custom Formulators, Inc. We compete with a variety of regional lawn and garden manufacturers in the markets for landscape edging, shade cloth and root feeders.

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

            Environmental Regulation. Our manufacturing operations are subject to various evolving federal, state and local laws and regulations relating to the protection of the environment, which laws govern, among other things, emissions to air, discharges to ground, surface water, and groundwater, and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require manufacturers to obtain permits for these emissions and discharges. Failure to comply with environmental laws or to obtain, or comply with, the necessary state and federal permits can subject the manufacturer to substantial civil and criminal penalties. Easy Gardener operates two manufacturing facilities and its wholly-owned subsidiary, Weatherly Group, operates one manufacturing facility. Although we believe that our material manufacturing facilities are in substantial compliance with applicable material environmental laws, it is possible that there are material environmental liabilities of which we are unaware. If the costs of compliance with the various existing or future environmental laws and regulations including any penalties which may be assessed for failure to obtain necessary permits, exceed our budget for such items, our business could be adversely affected.

            Potential Environmental Cleanup Liability. The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and many similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been discharged, as well as on persons who generate, transport, or arrange for disposal of hazardous wastes at a particular site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located. Easy Gardener operates two manufacturing facilities and Weatherly Group operates one manufacturing facility. Although our Ampro/Weed Wizard facility was sold by us in April 2001, liability could exist for remediation of such facility in the future relating to the operations conducted at that facility while it was owned and operated by us. Moreover, we or our predecessors have owned or operated other manufacturing facilities in the past and may have liability for remediation of such facilities in the future, to the extent any is required. In this regard, Weatherly Group previously owned a facility that was the subject of certain soil remediation activities. Although this facility was sold by Weatherly Group prior to our acquisition of Weatherly, there can be no assurance that we will not be liable for any previously existing environmental contamination at the facility. Moreover, although the purchaser of the facility indemnified Weatherly Group for any environmental liability and the sellers of Weatherly Group, in turn, indemnified us from such liability, there can be no assurance that, if required, the indemnifying parties will be able to fulfill their respective obligations to indemnify us. Furthermore, certain business operations of our subsidiaries also involve shipping hazardous waste off-site for disposal. As a result, we could be subject to liability under these statutes. We could also incur liability under CERCLA or similar state statutes for any damage caused as a result of the mishandling or release of hazardous substances owned by us but processed and manufactured by others on our behalf. As a result, there can be no assurance that the manufacture of the products sold by us will not subject us to liability pursuant to CERCLA or a similar state statute. Furthermore, there can be no assurance that Easy Gardener, Weatherly Group, or Ampro/Weed Wizard will not be subject to liability relating to manufacturing facilities owned or operated by them currently or in the past.

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

Trademarks, Proprietary Information and Patents

            We believe that product recognition is an important competitive factor in the lawn and garden care products industry. Accordingly, in connection with our marketing activities of our lawn and garden care products, we promote, and intend to promote, certain trade names and trademarks which are believed to have value to us.

            In connection with our acquisition, through Easy Gardener, of the assets of Easy Gardener's predecessor in

September 1994, we acquired certain trademarks and copyrights used by Easy Gardener, Inc. in connection with its business including, but not limited to, the trademarks, WeedBlock(R), Easy Gardener(R), MicroPore(R) and BirdBlock(R). In connection with its acquisition of Weatherly Group, we acquired certain patents, as well as certain copyrights and trademarks used in connection with Weatherly Group's business including, but not limited to, Jobe's(R), Ross(R), Green Again(R), Gro-Stakes(R), Tree Guard(R) and XP-20(R). We also acquired certain patents and trademarks when we acquired the assets of Emerald Products, LLC and also acquired certain trademarks in connection with our purchase of the Plasti-Chain line of products from Plastic Molded Concepts, Inc. We also acquired the trademark Landmaster(R) in connection with our acquisition of substantially all of the assets of Landmaster Products, Inc. In addition, we acquired the trademarks Polyspun 300(R), Nature Shield(R) and Diamondback(R) in connection with our acquisition of the Tensar(R) consumer product line. In connection with the acquisition of the Tensar(R) consumer product line, The Tensar Corporation granted to us an exclusive royalty-free perpetual license to use the trademark Tensar(R) in connection with a wide range of polymeric grid, mesh, net and related products supplied to us by The Tensar Corporation. In connection with our acquisition of Ampro, we acquired certain trademarks used in connection with Ampro's business including, but not limited to, Amturf(R). There can be no assurance that we will apply for any additional trademark or patent protections relating to our products or that our current trademarks and patents will be enforceable or adequately protect us from infringement of our proprietary rights.

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

Product Liability

      We, as a manufacturer of lawn and garden care and pesticide products, may be exposed to significant product liability claims by consumers. Although we have obtained product liability insurance coverage for U.S. Home & Garden Inc., Golden West, Easy Gardener and Weatherly Group in the aggregate amount of $2.0 million, and for Weed Wizard and Ampro in the aggregate amount of $2.0 million (with all policies limited to $1.0 million per occurrence), and have obtained three umbrella policies in the amounts of $15.0 million, $25.0 million and $15.0 million, respectively, there can be no assurance that such insurance will provide coverage for any claim against us or will be sufficient to cover all possible liabilities. In the event a successful suit is brought against us, unavailability or insufficiency of insurance coverage could have a material adverse effect on us. Moreover, any adverse publicity arising from claims made against us, even if such claims were not successful, could adversely affect the reputation and sales of our products.

      In June 2002 we decided to discontinue the Weed Wizard product line by September 30, 2002. During the third quarter of 2000, we discontinued production, sale and distribution of one of the products in our Weed Wizard product line. Additionally, in voluntary compliance with the recommendations of the U.S. Consumer Product Safety Commission (the "CPSC") we instituted a recall of the product. Accordingly, we recorded a pretax charge of $928,000 ($510,000 after tax or $.03 per basic and diluted share) to provide for recall costs and inventory write-offs. See Item 3 "Legal Proceedings."

Employees

            As of September 30, 2002 we had 182 full-time employees. Of such employees, 3 are executive officers of U.S. Home & Garden Inc., 61 were engaged in administration and finance, 25 were engaged in sales and marketing, 23 were engaged in warehouse, shipping and receiving, and 70 were engaged in production. None of our employees are covered by collective bargaining agreements. We believe that we have a good relationship with our employees.

Segment Information

            Our primary continuing operations are in one segment - the manufacture and sale of consumer lawn and garden products.

Product and major customer information are disclosed separately above.

      Item 2. Properties.

            Our executive offices are currently located in San Francisco, California, in approximately 2,000 square feet of office space for which we pay $12,121 per month in rent, which includes the costs of utilities and janitorial services. Our office space is rented pursuant to a lease expiring in February 2004.

            Easy Gardener leases approximately 250,000 square feet of office and warehouse space in Waco, Texas for which we pay $19,471 per month in rent, pursuant to a lease agreement that expires in February 2005. Easy Gardener's facilities contain landscape fabric converters, packaging equipment and warehouse and shipping facilities.

            Weatherly leases approximately 72,000 square feet of manufacturing and warehouse space in Paris, Kentucky for $9,931 per month in rent pursuant to a lease that expires on June 30, 2006. Weatherly also leases an additional 59,000 feet of warehouse space in Paris, Kentucky for $11,063 per month in rent, pursuant to a lease agreement that expires in June 2006.

            Golden West's offices are located in Merced, California in approximately 900 square feet of space it leases for $1,399 per month base rent, with rent increases at a rate of 4% a year. The lease expires in May 2003 subject to our option to renew the lease for an additional one year period.

            With respect to the storage, packaging and distribution of certain of our commercial grade landscape fabric products, Easy Gardener has entered into a lease pursuant to which we are provided with 60,000 square feet of warehouse space in Colorado. The lease, which expires on May 31, 2005, provides for a rental rate of $14,510 per month, which increases 5% per year on June 1 of each year.

            We believe that our current manufacturing and warehouse space is adequate for our planned future operations.

      Item 3. Legal Proceedings

            In July 2000, Weed Wizard Acquisition Corp. ("Weed Wizard"), a subsidiary of Easy Gardener, Inc. commenced an action in the U.S. District Court, Northern District of Georgia, against A.A.B.B., Inc. (formerly known as Weed Wizard, Inc.) its stockholders and certain of its officers. In this action we allege that the defendants made certain misrepresentations and omitted to disclose certain facts regarding, among other things, alleged defects in certain of the Weed Wizard products in connection with our purchase from defendants in 1998 of substantially all of the assets of Weed Wizard, Inc. The Complaint seeks to rescind the transaction, or in the alternative, to recover rescissionary monetary damages, and to recover compensatory damages. In addition, we are seeking punitive damages.

            In October 2000, A.A.B.B., Inc. asserted a counterclaim for breach of contract against Weed Wizard alleging that it is owed $720,267, plus interest, representing an adjustment to the purchase price allegedly required to be made pursuant to the Asset Purchase Agreement in which Weed Wizard acquired certain A.A.B.B. Inc.'s assets. A.A.B.B., Inc. is also seeking to recover attorney's fees. We deny any liability on this counterclaim.

            In May 2002, the District Court denied the defendants' motion for summary judgment with respect to Weed Wizard's claim for breach of representations and warranties, but granted the motion to dismiss the fraud and rescission claims.

            In October 2002, we entered into a settlement agreement with the defendants. The settlement involves a payment by the defendants of $442,500 to the U.S. Consumer Products Safety Commission ("CPSC") in payment of the fine described below, a payment of $307,500 to us and the release to us of the escrow funds in the amount of approximately $329,000 being held pursuant to the Asset Purchase Agreement. The settlement agreement will become effective upon the execution of a settlement agreement with the CPSC, as described below.

            In fiscal 2001, we were notified by the staff of the CPSC that the staff was considering recommending that the CPSC commence an action against Weed Wizard to obtain a monetary fine from Weed Wizard for the alleged failure of Weed Wizard to timely disclose to the CPSC, pursuant to the Consumer Products Safety Act, certain required information concerning a Weed Wizard product previously distributed by us that was the subject of a voluntary recall during 2000. In July 2002, an action was commenced by the United States government on behalf of the CPSC against U.S. Home & Garden Inc., Easy Gardener and Weed Wizard, in the U.S. District Court for the District of Maryland, seeking unspecified civil penalties for alleged failure to provide the CPSC with timely notice of a defective product as required under the Consumer Products Safety Act. We denied the allegations.

      In September 2002, the U.S. District Court granted our motion to dismiss the complaint for lack of jurisdiction in Maryland. The government has advised us that it intends to commence the action in another jurisdiction. In addition, the government has advised that it intends to pursue claims against A.A.B.B., Inc. and its stockholders for violation of the Consumer Products Safety Act.

            We have reached an agreement in principle with the government, subject to the execution of a formal settlement agreement. The settlement provides for an aggregate fine of $885,000, against A.A.B.B., INC and us. We will pay $442,500 of that fine.

      Item 4. Submission of Matters to a Vote of Security Holders.

            An Annual Meeting of U.S. Home & Garden stockholders was held on June 26, 2002 at which time the following directors were reappointed to serve until the next Annual Meeting of Stockholders. Set forth in the following table is the voting results of the June 26, 2002 Annual Meeting:

                                         Votes For                Votes Withheld
                                        ----------                --------------
Robert Kassel                           12,171,952                   2,546,186
Richard Raleigh                         12,700,872                   2,017,266
Fred Heiden                             13,096,537                   1,621,601
Brad Holsworth                          13,202,972                   1,575,166
Jon Schulberg                           13,095,437                   1,622,701

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

Year Ended June 30, 2002                               High                  Low

First Quarter                                         $ .98                $ .47
Second Quarter                                          .78                  .38
Third Quarter                                           .62                  .36
Fourth Quarter                                          .72                  .34

Year Ended June 30, 2001

First Quarter                                         $3.38                $1.88
Second Quarter                                         2.25                 1.00
Third Quarter                                          1.78                 1.00
Fourth Quarter                                         1.09                  .63

            As of September 30, 2002, the number of holders of record of our common stock was 184. In addition, there are in excess of 500 beneficial owners of our common stock whose shares are held in "street name".

            We have not paid any cash dividends on our common stock to date and do not expect to declare or pay any cash or stock dividends in the foreseeable future. The lending agreements between us and our primary lending institutions prohibit us from paying dividends without the lenders' consent.

            The following table sets forth certain information as of June 30, 2002 regarding outstanding options, warrants and other rights to purchase Common Stock that were outstanding on June 30, 2002.

--------------------------------------------------------------------------------
                             (a)                 (b)                 (c)
--------------------------------------------------------------------------------
  Plan Category           Number of       Weighted-average        Number of
                        securities to      exercise price        securities
                          be issued        of outstanding       remaining for
                        upon exercise         options,         future issuance
                             of             warrants and        under equity
                         outstanding           rights        compensation plans
                          options,                               (excluding
                        warrants and                             securities
                           rights                            reflected in column
                                                                    (a))
--------------------------------------------------------------------------------
     Equity               3,060,000            $2.35               575,000
  compensation
plans approved by
security holders
--------------------------------------------------------------------------------
     Equity               3,119,000 (1)        $1.55                  --
  compensation
    plans not
   approved by
security holders
--------------------------------------------------------------------------------
      Total               6,179,000            $1.95               575,000
--------------------------------------------------------------------------------

(1) Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders. These options and warrants expire at various dates between 2005 and 2009 and contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances.

      Item 6. Selected Consolidated Financial Data (in thousands, except per share data).

            The following selected consolidated financial data at and for the years ended June 30, 1998, 1999, 2000, 2001 and 2002 has been derived from our audited consolidated financial statements. Such information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto appearing elsewhere in this Report. Differences between amounts included below and amounts previously reported are due to the reclassification of discontinued operations.

Statement of Operations Data

                                                                                    Year Ended June 30,
                                                      ----------------------------------------------------------------------------
                                                              1998            1999            2000            2001            2002
                                                      ------------    ------------    ------------    ------------          ------
Net sales .........................................   $     63,482    $     85,024    $     86,919    $     78,863          78,947

Cost of sales .....................................         29,291          42,322          47,802          44,065          43,358
                                                      ----------------------------------------------------------------------------
Gross profit ......................................         34,191          42,702          39,117          34,798          35,589

Selling, shipping, general and administrative
expenses ..........................................         22,132          31,683          29,554          30,638          27,940

Restructuring charges (1) .........................             --              --              --           2,860              --
                                                      ----------------------------------------------------------------------------
Income from operations ............................         12,059          11,019           9,563           1,300           7,649

Other expense, net ................................         (3,077)         (6,883)         (6,692)         (7,335)         (7,291)

Income tax (expense) benefit ......................         (3,057)         (1,643)         (1,213)          1,406            (228)
                                                      ----------------------------------------------------------------------------
Income (loss) from continuing operations before
extraordinary gain and cumulative effect of a
change in accounting principle ....................          5,925           2,493           1,658          (4,629)            130

Gain (loss) from discontinued operations,
net of tax and minority interest (2) ..............          1,051            (444)         (3,227)        (16,253)         (1,760)

Gain (loss) on disposal of discontinued
operations, net of tax and minority interest (2) ..             --              --              --          (4,551)             20

Extraordinary gain (expense), net of tax (3) ......         (1,450)             --           1,224               4              --
                                                      ----------------------------------------------------------------------------
Income (loss) before cumulative effect of a
change in accounting principle ....................          5,526           2,049            (345)        (25,429)         (1,610)

Cumulative effect of a change in accounting
principle (4) .....................................             --              --              --              --          (9,882)
                                                      ----------------------------------------------------------------------------
Net income (loss) .................................   $      5,526    $      2,049    $       (345)   $    (25,429)   $    (11,492)
                                                      ============================================================================
Income (loss) from continuing operations per
common share before extraordinary gain and
cumulative effect of a change in accounting
principle:

Basic .............................................   $        .33    $        .13    $        .09    $       (.26)   $        .01

Dilutive ..........................................   $        .26    $        .11    $        .08    $       (.26)   $        .01

Net income (loss) per share:

Basic .............................................   $        .31    $        .10    $       (.02)   $      (1.40)   $       (.66)

Dilutive ..........................................   $        .24    $        .09    $       (.02)   $      (1.40)   $       (.64)

Weighted average number of common and
common equivalent shares outstanding:

Basic .............................................     17,776,000      19,621,000      19,031,000      18,181,000      17,555,000

Dilutive ..........................................     22,808,000      23,595,000      20,760,000      18,181,000      18,024,000

Balance Sheet Data:

                                                        June 30,
                                  ---------------------------------------------------
                                      1998       1999       2000       2001      2002
                                      ----       ----       ----       ----      ----
      Working capital .........   $ 46,743   $ 32,874   $ 25,151   $  4,867   $ 2,728
      Intangible assets, net ..     63,395     82,109     67,839     65,892    56,259
      Total assets ............    126,813    138,263    138,545    109,463    99,365
      Short-term debt .........         --         --      3,125     21,670    22,748
      Long-term debt ..........     63,250     78,750     58,338     56,951    56,951
      Total liabilities .......     75,214     91,779     89,331     90,256    92,383
      Stockholders' equity ....     51,599     46,484     45,103     17,968     6,982

(1) Amount represents restructuring charges relating to the closing and sale of the Ampro facility. See further discussion at Note 13 to the Consolidated Financial Statements included in Part II, Item 8.

(2) Amounts represent operations and estimated gain (loss) on disposal of the Weed Wizard and Egarden subsidiaries. See further discussion at Notes 2 and 11 to the Consolidated Financial Statements included in Part II, Item 8.

(3) Amounts represent extraordinary gain (loss) incurred on the repurchase of mandatorily redeemable trust preferred securities of U.S. Home & Garden Trust I. See further discussion at Note 15 to the Consolidated Financial Statements included in Part II, Item 8.

(4) Amount represents the cumulative effect of a change in accounting principle related to goodwill. See further discussion at Note 6 to the Consolidated Financial Statements included in Part II, Item 8.

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

            We manufacture and market a broad range of brand-name consumer lawn and garden products through our wholly-owned subsidiaries, Ampro, Easy Gardener and Golden West, and through Easy Gardener's wholly-owned subsidiaries, Weatherly and Weed Wizard. In June 2002, we announced the discontinuation of the Weed Wizard operations effective September 30, 2002. Since 1992, we have consummated eleven acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of approximately $111 million in cash, notes and equity securities. As a result of such acquisitions, we recognized a significant amount of goodwill which, in the aggregate, was approximately $49.9 million as of June 30, 2002. Effective July 1, 2001 we adopted Statement of Financial Accounting Standards (SFAS) No. 142. Accordingly, no amortization of goodwill was reflected in the financial statements for the fiscal year ended June 30, 2002 compared to $2.5 million for the years ended June 30, 2001 and 2000. We completed the transitional goodwill impairment test during fiscal 2002 and recorded an impairment loss of $9.9 million which relates primarily to the Ampro operations. This loss is reflected as a cumulative effect of a change in accounting principle. See also "Summary of Accounting Policies - Intangible Assets" and Note 6 to the Consolidated Financial Statements included in Part II, Item 8.

            Our results of operations for the fiscal year ended June 30, 2002 were adversely affected by the transitional goodwill impairment test that resulted in the recording of an impairment loss of $9.9 million. Our results were also adversely affected by the discontinued Weed Wizard operations that generated a loss of $1.8 million for the year. Results were also impacted in the third and fourth quarters by changes in the buying pattern of certain of our key customers who carried less inventory than in prior years and replenished their lower inventory levels as sales were made by them.

            Our results of operations for the fiscal year ended June 30, 2001 were adversely affected by losses attributable to the discontinued operations of Weed Wizard and Egarden Inc., of $16.3 million including the impairment of goodwill of Weed Wizard of $10.8 million, and the estimated net loss on disposal of Egarden assets of $4.6 million. Our results were also adversely affected by the restructuring loss from the closure of the Ampro Industries, Inc. facility in Michigan, an overall soft economy and prolonged periods of inclement weather in many portions of the United States during the late spring and early summer which negatively impacted the lawn and garden industry.

      There continues to be a consolidation in the lawn and garden industry which creates, over time, a downward pressure on operating margins.

Results of Operations

            The following table sets forth for the periods indicated certain selected income data as a percentage of net sales:

                                                            Percentages of Net Sales
                                                            ------------------------
                                                               Year Ended June 30,
                                                            ------------------------
                                                            2000      2001      2002
                                                            ----     -----     -----
Net sales ..............................................     100%      100%      100%
Cost of sales ..........................................    55.0      55.9      54.9
                                                            ----     -----     -----
Gross profit ...........................................    45.0      44.1      45.1
Selling and shipping expenses ..........................    20.0      20.8      23.2
General and administrative expenses ....................    14.0      18.1      12.2
Restructuring charges ..................................      --       3.6        --
                                                            ----     -----     -----
Income from operations .................................    11.0       1.6       9.7
Gain on disposal of property and equipment .............      .6        --        --
Interest expense, net ..................................    (8.3)     (9.3)     (9.3)
Income tax (expense) benefit ...........................    (1.4)      1.8       (.3)
Loss from discontinued operations, net .................    (3.7)    (20.6)     (2.2)
Loss on disposal of discontinued operations, net .......      --      (5.7)       --
Extraordinary gain, net ................................     1.4        --        --
Cumulative effect of a change in accounting principle ..      --        --     (12.5)
                                                            ----     -----     -----

Net loss ...............................................    (0.4)%   (32.2)%   (14.6)%
                                                            ====     =====     =====

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

            Net sales. Net sales remained consistent at $78.9 million during the fiscal years ended June 30, 2002 and 2001. There were no significant changes in sales prices or volume.

            Gross profit. Gross profit increased by $0.8 million, or 2.3%, to $35.6 million for the fiscal year ended June 30, 2002 from $34.8 million during the comparable period in 2001. Gross profit as a percentage of net sales increased to 45.1% during the fiscal year ended June 30, 2002 from 44.1% during the comparable period in 2001. This increase in gross profit is due to a decrease in cost of sales as a result of the restructuring and closing of the Bradley, Michigan facility in late 2001 of approximately $0.3 million, a reduction in certain raw material costs of approximately $0.3 million, and increased operating efficiencies of approximately $0.2 million.

            Selling and shipping expenses. Selling and shipping expenses increased $1.9 million, or 11.7% to $18.3 million during the fiscal year ended June 30, 2002 from $16.4 million during the comparable period in 2001. Selling and shipping expenses as a percentage of net sales increased to 23.2% during the fiscal year ended June 30, 2002 from 20.8% during the comparable period in 2001. This increase in expense and percentage was primarily a result of increased out bound freight costs resulting from using required carriers stipulated by a significant customer and a reduction in the average size of shipments.

            General and administrative expenses. General and administrative expenses decreased $4.6 million or 32.4% to $9.6 million during the fiscal year ended June 30, 2002 from $14.2 million during the comparable period in 2001. As a percentage of net sales, general and administrative expenses decreased to 12.2% during the fiscal year ended June 30, 2002 from 18.1% during the comparable period in 2001. This decrease is primarily a result of the adoption of SFAS No. 142 effective July 1, 2002 that requires, among other things, companies to no longer amortize goodwill, but instead test goodwill for impairment at least annually. Goodwill amortization included in general and administrative expenses for the year ended June 30, 2001, totaled approximately $2.5 million. This decrease is also due to the restructuring of Ampro and closing of its Bradley, Michigan facility and the related reduction of costs. The savings related to the closing of the Bradley, Michigan facility totaled approximately $1.6 million. The cost reductions were offset in part by a $0.5 million write off of K-Mart receivables when they declared bankruptcy. We continue to sell to K-mart under secured financing. K-Mart's receivable balance at June 30, 2002 was $0.7 million, all of which has subsequently been collected.

            Restructuring charges. There were no restructuring costs incurred in fiscal 2002. In 2001, the Company recorded restructuring charges of $2.9 million relating to the closing and sale of the Ampro Industries, Inc. facility in Michigan. The Company continues to sell many of the products that were being manufactured at Ampro's Michigan facility through a contract manufacturing agreement. The Company recognized approximately $1.7 million of expenses and losses relating to the closing and sale of property and equipment of the Ampro facility and $1.2 million for the termination benefits to be paid to all 60 employees involved with the facility. All severance payments as a result of the restructuring were made by June 30, 2002. No adjustments were made to the liability recorded for severance payments during the year ended June 30, 2002.

            Income from operations. Income from operations increased by $6.3 million, to $7.6 million during the fiscal year ended June 30, 2002 compared to $1.3 million for the comparable period in 2001. The increase in income from operations for the 2002 period is primarily attributable to the matters described above, the most significant matter being the reduction in general and administrative expenses. As a percentage of net sales, income from operations increased to 9.7% for the fiscal year ended June 30, 2002 from 1.6% during the comparable period in 2001.

            Net interest expense. Net interest expense remained consistent at $7.3 million during the fiscal years ended June 30, 2002 and 2001. Borrowings under our revolving credit facilities decreased and interest rates on the revolving credit facility also decreased, but were offset by the increased cost of subordinated debt.

            Income tax benefit (expense). Income tax expense was $0.2 million during the fiscal year ended June 30, 2002 compared to an income tax benefit of $1.4 million during the comparable period in 2001. This results from having pre-tax income before discontinued operations of $.4 million in fiscal 2002 and a pre-tax loss of $6.0 million in the comparable period in 2001. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8.

            Discontinued operations. In June 2002, we announced we were discontinuing the Weed Wizard line of products effective September 30, 2002 due to continued operating losses, the loss of sales due to the product recall in fiscal 2000, and the current and future prospects for the operation.

            In fiscal 2002, we recorded an estimated net loss on disposal of Weed Wizard of $1.1 million related to the write-down of inventory and long-lived assets. We plan to dispose of the assets and liabilities of Weed Wizard, including amounts written off, through a sale of the assets and liquidation of the liabilities during fiscal 2003. The remaining assets at June 30, 2002 consist of accounts receivable of $0.4 million, inventory of $0.3 million, other current assets of $0.3 million, and net property and equipment of $0.1 million. Remaining liabilities include accounts payable and accrued expenses of $0.3 million. In addition to the estimated loss on disposal in fiscal 2002, we had a net loss from the operations of Weed Wizard of $1.8 million.

            In June 2001 we wrote off the net goodwill balance related to the Weed Wizard product line. As a result of the decision to discontinue the operations in June 2002, we have reflected this loss on impairment of goodwill of $10.8 million and the loss from operations of $.8 million for the fiscal year ended June 30, 2001, net of income taxes of $2.5 million, as discontinued operations.

            Also, in June 2001, we announced that we were discontinuing our e-commerce initiative, which we were conducting through our subsidiary, Egarden Inc., effective June 30, 2001. All of the assets of Egarden, including amounts previously written off, were sold during the fiscal year ended June 30, 2002. We recorded a net gain on the disposal of Egarden of $1.1 million, primarily as a result of the elimination of minority interest of $1.2 million as the subsidiary was liquidated.

            We recorded a net loss on disposal of Egarden of $4.6 million, net of minority interest of $1.1 million in 2001. This included the write-off of all long-lived assets of $5.2 million and $0.5 million of restructuring expense related to the termination of all 39 Egarden employees. All severance payments have been made by June 30, 2002. No adjustments were made to the liability recorded for severance payments during the year ended June 30, 2002. The remaining assets at June 30, 2002 consist of cash of $62,000 and the remaining liabilities consist of accrued expenses of $16,000. In addition to the net loss on disposal in 2001, we had a net loss from the operations of Egarden of $7.1 million, net of minority interest of $1.8 million.

            Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our consolidated financial statements and notes have been restated for all periods presented to reflect the discontinued components. The assets and liabilities of the discontinued components have been classified as "Held for Sale" and the net operations and net cash flows have been reported as "Discontinued Operations". See Note 2 to the Consolidated Financial Statements included in Part II, Item 8.

            Extraordinary gain from early extinguishment of debt. There was no extraordinary gain from early extinguishment of debt for the fiscal year ended June 30, 2002 compared to a $4,000 gain during the fiscal year ended June 30, 2001. In 2001 we repurchased 1,200 shares of the mandatorily redeemable trust preferred securities of U.S. Home & Garden Trust I. See Note 15 to the Consolidated Financial Statements included in Part II, Item 8.

            Cumulative effect of a change in accounting principle. We recorded a cumulative effect of a change in accounting principle for the fiscal year ended June 30, 2002 as a result of the completion of the transitional goodwill impairment test in conjunction with the adoption of SFAS No. 142. The recording of an impairment loss of $9.9 million, which is primarily related to the Ampro operations, is reflected as a cumulative effect of a change in accounting principle. See Note 6 to the Consolidated Financial Statements included in Part II, Item 8.

            Net loss. Net loss decreased by $13.9 million to a net loss of $11.5 million during the fiscal year ended June 30, 2002 from a net loss of $25.4 million during the comparable period in 2001.

            The diluted net loss per common share decreased $.76 to a net loss of $.64 per share when compared to the diluted net loss per common share of $1.40 during the comparable period in 2001. The decrease in net loss per common share is primarily attributable to the unusual events in fiscal 2001 which were the impairment of goodwill of one of its subsidiaries, Weed Wizard, Inc., the restructuring charge related to the closure of the Ampro Industries, Inc. facility in Michigan, and the discontinuance of its business-to-business e-commerce subsidiary, Egarden Inc. There were also slightly fewer weighted average common and common equivalent shares outstanding during the year ended June 30, 2002 compared to the comparable period in the prior year.

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

            Net sales. Net sales decreased by $8.1 million, or 9.3%, to $78.9 million during the fiscal year ended June 30, 2001 from $86.9 million during the comparable period in 2000. The decrease in sales was primarily a result of poor spring weather, a generally slower economic environment and major customers moving to just-in-time inventory management programs.

            Gross profit. Gross profit decreased by $4.3 million, or 11.0%, to $34.8 million for the fiscal year ended June 30, 2001 from $39.1 million during the comparable period in 2000. Gross profit as a percentage of net sales decreased to 44.1% during the fiscal year ended June 30, 2001 from 45.0% during the comparable period in 2000. This decrease was due primarily to delayed order placement by the major retailers, an overall soft economy and poor weather in our key markets in the third quarter.

            Selling and shipping expenses. Selling and shipping expenses decreased $1.0 million, or 5.9% to $16.4 million during the fiscal year ended June 30, 2001 from $17.4 million during the comparable period in 2000. This decrease in expense was primarily a result of the decrease in net sales offset in part by increased freight costs. Selling and shipping expenses as a percentage of net sales increased to 20.8% during the fiscal year ended June 30, 2001 from 20.0% during the comparable period in 2000.

            General and administrative expenses. General and administrative expenses increased $2.1 million or 17.3% to $14.2 million during the fiscal year ended June 30, 2001 from $12.1 million during the comparable period in 2000. This increase is primarily due to a write off of certain receivables from customers of $.6 million, a general increase in expense levels, and termination benefits for certain former employees in fiscal 2001. As a percentage of net sales, general and administrative expenses increased to 18.1% during the fiscal year ended June 30, 2001 from 14.0% during the comparable period in 2000.

            Restructuring charges. In 2001, we recorded restructuring charges of $2.9 million relating to the closing and sale of the Ampro Industries, Inc. facility in Michigan. The Company continues to sell products that were being manufactured at Ampro's Michigan facility. The Company recognized approximately $1.7 million of expenses relating to the sale of property and equipment of the Ampro facility and $1.2 million for the termination benefits to be paid to all 60 employees involved with the facility. Approximately $0.2 million was paid out in termination benefits prior to June 30, 2001, as a result of restructuring. The restructuring was completed in October 2001.

            Income from operations. Income from operations decreased by $8.3 million, to $1.3 million during the fiscal year ended June 30, 2001 compared to $9.6 million for the comparable period in 2000. The decrease in income from operations for the 2001 period is primarily attributable to the restructuring charges related to the closure of our Ampro Industries, Inc. facility in Michigan, delayed order placement by the major retailers, an overall soft economy and poor weather in the third quarter. As a percentage of net sales, income from operations decreased to 1.6% for the fiscal year ended June 30, 2001 from 11.0% during the comparable period in 2000.

            Net interest expense. Net interest expense increased $0.1 million, or 1% to $7.3 million during the fiscal year ended June 30, 2001, from $7.2 million during the comparable period in 2000. The increase in net interest expense is primarily related to the decrease in interest income from the prior year.

            Income tax benefit (expense). Income tax benefit was $1.4 million during the fiscal year ended June 30, 2001 compared to income tax expense of $1.2 million during the comparable period in 2000, primarily due to the loss from continuing operations in the fiscal year ended June 30, 2001.

            Discontinued operations. In June 2002, we announced that we were discontinuing the Weed Wizard line of products due to continued operating losses, the loss of sales due to the product recall in fiscal 2000, and the current and future prospects for the operation. In June 2001, based on an evaluation of asset impairment under SFAS No. 121 due to operating losses, the product recall in the prior year, and the unsuccessful product launch of the replacement product through a complete sales season, we wrote off the net goodwill balance related to the Weed Wizard line of products by recording an impairment charge to write down the goodwill to its estimated terminal value. As a result of the decision to discontinue the operations in June 2002, we have reflected this loss on impairment of goodwill of $10.8 million and the loss from operations of $0.8 million for the fiscal year ended June 30, 2001, net of income taxes of $2.5 million, as discontinued operations.

            In June 2001, we announced that we were discontinuing our e-commerce initiative, which we were conducting through our subsidiary, Egarden Inc., effective June 30, 2001.

            We recorded a net loss on disposal of Egarden of $4.6 million, net of minority interest of $1.1 million. This included the write-off of all long-lived assets of $5.2 million and $0.5 million of restructuring expense related to the termination of all 39 Egarden employees. The remaining assets at June 30, 2001 consisted of cash of $900,000 and prepaid expenses of $10,000 and the remaining liabilities consisted of accrued expenses of $445,000 and a capital lease obligation of $0.3 million. Minority interest in equity of affiliate was $1.2 million at June 30, 2001. In addition to the net loss on disposal in 2001, we had a net loss from the operations of Egarden of $7.10 million net of minority interest of $1.8 million.

            Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our consolidated financial statements and notes have been restated for all periods presented to reflect the discontinued components. The assets and liabilities of the discontinued components have been classified as "Held for Sale" and the net operations and net cash flows have been reported as "Discontinued Operations". See Note 2 to the Consolidated Financial Statements included in Part II, Item 8.

            Extraordinary gain from early extinguishment of debt. Extraordinary gain from early extinguishment of debt decreased to $4,000 during the fiscal year ended June 30, 2001 from $1.2 million for the comparable period in 2000 (net of tax of $3,000 and $900,000, respectively). In 2001 we repurchased 1,200 shares of the mandatorily redeemable trust preferred securities of U.S. Home & Garden Trust I compared to 250,781 shares in 2000. See Note 15 to the Consolidated Financial Statements included in Part II, Item 8.

            Net loss. Net loss increased by $25.1 million to a net loss of $25.4 million during the fiscal year ended June 30, 2001 from a net loss of $0.3 million during the comparable period in 2000. Net loss per fully diluted common share increased $1.38 to a net loss of $1.40 per share when compared to net loss per common share of $.02 during the comparable period in 2000. The increase in net loss per common share is primarily attributable to the impairment of goodwill of Weed Wizard, Inc., the restructuring charge related to the closure of the Ampro Industries, Inc. facility in Michigan, the discontinuance of operations of Egarden Inc., reduced sales due to delayed order placement by the major retailers, an overall soft economy and poor weather in the third quarter. There were fewer diluted weighted average common and common equivalent shares outstanding during the year ended June 30, 2001 compared to the comparable period in the prior year due to the repurchase of common stock.

Quarterly Results of Operations and Seasonality

            Our sales are seasonal due to the nature of the lawn and garden business and generally parallels the annual growing season. Our sales have traditionally been most active from late March through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. The buying pattern of retailers, including our retail customers, is changing and stores are replenishing their inventory when sales are made by them rather than buying large quantities of inventory in advance of the selling season. Sales typically decline by mid-summer.

            Sales of our agricultural products, which were not material for fiscal 2002, are also seasonal. Most shipments occur during the period from March through October.

Related Party Transactions

See discussion regarding related party transactions in Item 13 and Note 7 to the Consolidated Financial Statements included in Part II, Item 8.

Set forth below is certain unaudited quarterly financial information:

                                                                             Quarter ended
                                                         (in thousands, except percentages and per share data)
                                    ----------------------------------------------------------------------------------------------

                                    September    December     March        June       September    December     March        June
                                       30,          31,         31,         30,           30,         31,         31,         30,
                                      2000         2000        2001        2001          2001        2001        2002        2002
                                    ---------    --------    -------     --------     ---------    --------    -------     -------
Net sales ........................  $ 12,548     $11,303     $25,768     $ 29,244     $ 13,483     $11,762     $23,913     $29,789

Cost of sales ....................     8,379       7,123      14,124       14,439        7,943       7,010      12,826      15,579
                                    ==============================================================================================
Gross profit .....................     4,169       4,180      11,644       14,805        5,540       4,752      11,087      14,210

Selling, shipping, general and
  administrative expenses ........     6,104       5,725       7,909       10,900        6,326       5,848       7,455       8,311

Restructuring charges ............        --          --         800        2,060           --          --          --          --
                                    ==============================================================================================
Income (loss) from operations ....    (1,935)     (1,545)      2,935        1,845         (786)     (1,096)      3,632       5,899

Interest income ..................        29          35          36           49           43          27          12           1

Interest expense .................    (1,625)     (1,764)     (1,893)      (2,202)      (1,810)     (1,766)     (1,822)     (1,976)
                                    ==============================================================================================
Income (loss) from continuing
operations before income taxes,
extraordinary gain and
cumulative effect of a change
in accounting principle ..........    (3,531)     (3,274)      1,078         (308)      (2,553)     (2,835)      1,822       3,924

Income tax benefit (expense) .....     1,728       1,503      (1,116)        (709)          --          --          --        (228)

Income (loss) from discontinued
operations, net of taxes and
minority interest ................      (952)     (1,226)     (1,733)     (12,342)        (268)       (490)        227      (1,229)

Gain (loss) on disposal of
discontinued operations, net
of taxes and minority interest ...        --          --          --       (4,551)          --          --          --          20

Extraordinary gain, net of
taxes ............................         4          --          --           --           --          --          --          --
                                    ==============================================================================================
Income  (loss) before
cumulative effect of a
change in accounting principle ...    (2,751)     (2,997)     (1,771)     (17,910)      (2,821)     (3,325)      2,049       2,487

Cumulative effect of a
change in accounting principle ...        --          --          --           --       (9,882)         --          --          --
                                    ==============================================================================================
Net income (loss) ................  $ (2,751)    $(2,997)    $(1,771)    $(17,910)    $(12,703)    $(3,325)    $ 2,049     $ 2,487
                                    ==============================================================================================
Diluted net income (loss)
per share(1) .....................  $  (0.15)    $ (0.16)      (0.10)    $  (1.02)    $  (0.72)    $ (0.19)    $  0.11     $  0.14

Weighted average common and
common equivalent shares
outstanding(1) ...................    18,807      18,313      17,638       17,628       17,543      17,543      17,915      17,929
                                    ==============================================================================================

Net sales ........................     100.0%      100.0%      100.0%       100.0%       100.0%      100.0%      100.0%      100.0%

Cost of sales ....................      66.8%       63.0%       54.8%        49.4%        58.9%       59.6%       53.6%       52.3%
                                    ==============================================================================================
Gross profit .....................      33.2%       37.0%       45.2%        50.6%        41.1%       40.4%       46.4%       47.7%

Selling, shipping, general and
  administrative .................      48.6%       50.7%       30.7%        37.3%        46.9%       49.7%       31.2%       27.9%

Restructuring charges ............        --          --         3.1%         7.0%          --          --          --          --
                                    ==============================================================================================
Income (loss) from operations ....     (15.4%)     (13.7%)      11.4%         6.3%        (5.8%)      (9.3%)      15.2%       19.8%

Interest income ..................       0.2%        0.3%        0.1%         0.2%         0.3%        0.2%         --          --

Interest expense .................     (12.9%)     (15.6%)      (7.3%)       (7.5%)      (13.4%)     (15.0%)      (7.6%)      (6.6%)
                                    ==============================================================================================
Income (loss) from continuing
operations before income taxes,
extraordinary gain and
cumulative effect of a change
in accounting principle ..........     (28.1%)     (29.0%)       4.2%        (1.0%)      (18.9%)     (24.1%)       7.6%       13.2%

Income tax benefit (expense) .....      13.8%       13.3%       (4.3%)       (2.4%)         --          --          --         (.7%)

Income (loss) from discontinued
operations, net of tax and
minority interest ................      (7.6%)     (10.8%)      (6.7%)      (42.2%)       (2.0%)      (4.2%)       1.0%       (4.1%)

Gain (loss) on disposal of
discontinued operations, net
of tax and minority interest .....        --          --          --        (15.6%)         --          --          --          --

Extraordinary gain, net of
taxes ............................        --          --          --           --           --          --          --          --
                                    ==============================================================================================
Income (loss) before
cumulative effect of a
change in accounting
principle ........................     (21.9%)     (26.5%)      (6.8%)      (61.2%)      (20.9%)     (28.3%)       8.6%        8.4%

Cumulative effect of a
change in accounting
principle ........................        --          --          --           --        (73.3%)        --          --          --
                                    ==============================================================================================
Net income (loss) ................     (21.9%)     (26.5%)      (6.8%)      (61.2%)      (94.2%)     (28.3%)       8.6%        8.4%
                                    ==============================================================================================

----------
(1) Pursuant to SFAS No. 128, dilutive income per share was calculated using the treasury stock method except for quarters reporting a net loss from continuing operations. Such quarters only reflect issued and outstanding shares of our common stock in the weighted average shares outstanding.

      Differences between amounts included above and amounts previously reported on Form 10-Q are due to the reclassification of discontinued operations as described in Note 2 to the Consolidated Financial Statements included in Part II, Item 8, and the cumulative effect of a change in accounting principle of $9.9 million, related to the loss on impairment of goodwill recorded as of July 1, 2001. See Note 6 to the Consolidated Financial Statements included in Part II, Item 8.

      The fourth quarter of 2001 includes a pre-tax charge of $10.8 million related to the loss on impairment of goodwill and a loss on disposal of discontinued operations of $4.6 million. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8.

      The fourth quarter of 2002 includes the write off of minority interest of $1.1 million, net of an estimated loss on disposal of discontinued operations of $1.1 million. See Note 2 to the Consolidated Financial Statements included in
Part II, Item 8.

Liquidity and Capital Resources

            Since inception, we have financed our operations primarily through cash generated by operations, net proceeds from our private and public sales of securities and borrowings from lending institutions.

            At June 30, 2002, we had consolidated cash and short-term investments totaling $0.2 million and working capital of $3.0 million. Under our new credit facility with PNC Bank described below, substantially all cash balances are automatically used to reduce outstanding borrowings. At June 30, 2001, we had consolidated cash and short-term investments totaling $2.7 million, and working capital of $4.9 million. During fiscal 2000, the principal source of working capital was proceeds on the new credit facilities discussed below.

            Net cash provided by operating activities for fiscal 2002 of $0.2 million consisted primarily of net income from continuing operations before extraordinary item and cumulative effect of a change in accounting principle of $0.1 million, adjusted for non-cash expenses of $3.5 million, an increase in accounts payable and accruals of $2.4 million and a decrease in inventory and other assets of $1.5 million, largely offset by an increase in accounts receivable of $7.3 million. The increase in accounts payable and accruals is primarily due to extended credit terms with many material vendors. The decrease in inventory and other assets is primarily due to efforts to reduce inventory levels in conjunction with customer purchasing patterns. The $7.3 million increase in accounts receivable for fiscal 2002, substantially all of which has been collected subsequent to June 30, 2002, is primarily due to extended payment terms from 30 to 60 days with a major customer.

            Net cash used in investing activities for fiscal 2002 of $1.3 million is primarily due to capital purchases of equipment and intangible assets.

            Net cash provided by financing activities for fiscal 2002 of $0.3 million is primarily related to the proceeds received as a result of our new credit facilities described below offset by repayment of existing debt and deferred finance costs of $1.1 million.

            On November 15, 2001, Easy Gardener entered into a credit agreement with PNC Bank (the "PNC Credit Agreement") which, as amended, provides for up to $25,000,000 in senior secured financing until November 2004. The PNC Credit Agreement provides for a $23,000,000 revolving credit facility and a $2.0 million term loan. The term loan balance outstanding at June 30, 2002 of $1,767,000 is included in the current portion of long-term debt due to the violation of certain covenants contained in the PNC Agreement. Interest on borrowings is calculated at variable annual rates based on either the bank's prime rate plus an applicable marginal rate or the federal funds rate plus an applicable marginal rate (effectively 5.25% on the revolving credit facility and 5.75% on the term loan at June 30, 2002). Borrowings on the revolving credit facility are limited based on eligible borrowing bases, effectively $19.6 million at June 30, 2002. The bank has a first priority perfected security interest in substantially all of our consolidated assets and we have guaranteed Easy Gardener's obligations to the bank. We are subject to certain fees and restrictions in conjunction with the financing. At June 30, 2002, we had approximately $15.0 million of borrowings outstanding under the PNC revolving credit facility.

            At June 30, 2002, Easy Gardener also had borrowings outstanding of $5.9 million, net of discounts of $.9 million, with an effective interest rate of 18.4% pursuant to certain senior subordinated secured notes due in November 2007 that were issued pursuant to a Note and Warrant Purchase Guaranty and Security Agreement (the "Note Agreement"). Interest is charged on the face of the notes at 16% and 14% per annum, payable monthly. The issue price of the 16% notes was 90% of the face amount of the notes resulting in a discount of $0.6 million. The notes are secured by a second lien on all of our assets and rank junior to the senior financing provided by PNC bank. Easy Gardener's obligations under the notes are guaranteed by U.S. Home & Garden Inc. In connection with this financing, we issued to the purchasers of the notes warrants to purchase up to 3.75% of our fully diluted common stock and granted to the purchasers an option to purchase from us certain Trust Preferred Securities which we own, which resulted in a discount of $0.4 million. Under the terms of the agreements with the noteholders and certain of their affiliates, we are also required to pay certain consulting and other fees and are subject to certain covenants, including the covenants set forth below.

            Under both the PNC Credit Agreement and the Note Agreement, we and our subsidiaries are required, among other things, to comply with certain non financial covenants including, among others, those which limit our ability to incur additional indebtedness, create liens or guaranty obligations, dispose of assets, pay cash dividends, make cash redemptions of our securities or repurchase our securities, merge, liquidate, or change our business, make certain investments, loans and advances, and enter into transactions with affiliates. In addition, under the PNC Credit Agreement and the Note Agreement, we must comply with certain financial covenants. A violation of any of these financial or non financial covenants could constitute an event of default under the applicable credit agreement which could result in an acceleration of the maturity date of the loans, and in the case of the Note Agreement, result in an increase in the loan interest rate. At June 30, 2002, we were in violation of certain covenants under the PNC Agreement. In addition, the holders of the Senior Subordinated Secured notes have alleged that we are in violation of certain covenants contained in the Note Agreement which could constitute events of default under the Note Agreement. As a result of the foregoing, we have classified all debt outstanding under both the PNC Credit Agreement and the Note Agreement as current liabilities on our balance sheet as of June 30, 2002. We have reached an agreement in principle with proposed new lenders to replace borrowings under the PNC Credit Agreement and Note Agreement. Although we expect to consummate the replacement financing in the foreseeable future, there can be no assurance that we will be able to do so.

            We are required to make monthly interest payments of $0.4 million which are used to make required distributions on the outstanding shares of 9.4% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security issued by our subsidiary, U.S. Home & Garden Trust I. We may, under certain circumstances, defer the payment of interest for a period not to exceed 60 months. The Trust Preferred Securities mature on April 15, 2028. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8.

            During the year ended June 30, 2002, we paid in full all debt outstanding under out Credit Agreement with Bank of America, entered into in 1998. The agreement provided for a $25 million revolving acquisition line-of-credit ("the Acquisition Facility") to finance acquisitions and a $20 million working capital revolving line-of-credit ("the Working Capital Facility"). Borrowings under these credit facilities bore interest at variable annual rates chosen by the Company based on either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable marginal rate, or (ii) the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, in each case, plus an applicable marginal rate.

            The total borrowings under these two facilities were $21.7 million at June 30, 2001. The total included $11.8 million borrowed under the Acquisition Facility and $9.9 million under the Working Capital Facility.

            Our obligations under the Bank of America Credit Agreement were guaranteed by our subsidiaries and secured by a security interest in favor of the Bank in substantially all of our assets and the assets of our subsidiaries. The Credit Agreement with Bank of America terminated upon our payment of the outstanding debt under the agreement.

Commitments

            The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2006. The future minimum lease payments under these non-cancelable operating leases are as follows:

                 Year ended June 30,                                    Amount
                 ---------------------------------------------------------------

                 2003                                                 $  843,000
                 2004                                                    731,000
                 2005                                                    484,000
                 2006                                                    252,000
                 ---------------------------------------------------------------

                                                                      $2,310,000
                 ===============================================================

Critical Accounting Policies

            The preparation of financial statements requires the adoption and implementation of accounting policies and the use of assumptions and estimates in their presentation. The accounting policies and uncertainties, judgments and estimates make it likely that materially different amounts would be reported under different conditions and different assumptions.

            We have included below a discussion of the more critical accounting policies that are affected by the significant judgments and estimates used in the preparation of the financial statements, how such policies are applied, and how results differing from the estimates and assumptions would affect the amounts presented in the financial statements. Other accounting policies also have a significant effect on the financial statements, and some of these policies also require the use of estimates and assumptions as discussed in the Summary of Accounting Policies in our Consolidated Financial Statements at June 30, 2002.

            Allowance for Doubtful Accounts Receivable and Sales Returns. We maintain an allowance for doubtful accounts receivable, which represents the potential estimated losses resulting from the inability of customers to make required payments for amounts owed. The allowance is estimated based on historical experience of write-offs, the level of past due amounts and information known about specific customers with respect to their ability to make payments at the balance sheet date. If the financial condition of the Company's customers were to change, resulting in an impairment or improvement in their ability to make payments, additional allowances may be required or allowances may be reduced.

            We also maintain an allowance for sales returns. The allowance is estimated based on historical experience of sales returns from customers with agreements that allow the return of product. If actual market conditions for the sale of the products by the customers are less favorable than those anticipated, additional allowances may be required.

            Inventories. We record inventory reserves for estimated obsolescence of inventory equal to the difference between the cost of inventory owned and the estimated market value. Market value is based upon the age of specific inventory on hand and assumptions about future demand and market conditions. If actual market conditions for the sale of the inventory are less favorable than those anticipated by management, additional reserves may be required.

            Goodwill. We have consummated eleven acquisitions accounted for using the purchase method. The excess of cost over net assets acquired which relates to our acquisitions has been recorded as goodwill. Goodwill is tested for impairment by comparing the carrying value of the assets of our individual reporting units to their fair value. The fair value of the assets could vary significantly over time and different assumptions and estimates will result in different valuations.

            Deferred Income Taxes. We record deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established. We have recorded a valuation allowance due to the uncertainty of our ability to generate sufficient future taxable income to realize the gross deferred tax assets. If we are able to generate future taxable income, the valuation allowance may be adjusted.

New Accounting Pronouncements

            The Emerging Issues Task Force (EITF) has issued EITF Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, and EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer, which provide guidance related to the income statement classification of such consideration. This guidance was effective for the Company for the quarter ended March 31, 2002. The adoption of EITF 00-25 and EITF 01-09 did not have an effect on the Company's financial statements.

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

            SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually and requires the Company to identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.

            SFAS No. 142 requires the Company to complete a two-step transitional goodwill impairment test, with the first step to be completed within six months of the date of adoption. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying value. If it is determined that the carrying value of the net assets of the reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step must be performed as soon as possible, but no later than the end of the year of initial adoption, to measure the amount of the impairment loss, if any. An impairment loss resulting from the transitional goodwill impairment test is recognized as the effect of a change in accounting principle. The Company elected to adopt SFAS No. 141 and SFAS No. 142, effective July 1, 2001. See Note 6 to the Consolidated Financial Statements included in Part II,
Item 8.

            In August 2001, the Financial Accounting Standards Board (FASB) finalized SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the reporting of discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted SFAS No. 144 during the year ended June 30, 2002. See Note 2 to the Consolidated Financial Statements included in Part II,
Item 8.

            In April 2002, the FASB issued SFAS No 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical Corrections. SFAS No. 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 requires any gain or loss from the extinguishment of debt to meet the requirements of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions to be classified as an extraordinary item, otherwise the item would be classified in the results of continuing operations. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria of APB No. 30 for classification as an extraordinary item shall be reclassified. The provisions of the statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The Company is currently assessing but has not adopted SFAS No. 145.

            In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Currently, the Company is assessing but has not adopted SFAS No. 146. However, because there were no restructuring activities during 2002, the Company believes there would have been no effect on current year operations had the statement been applied early.

Inflation

            Inflation has historically not had a material effect on our operations.

      Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            As a result of our variable rate revolving credit line and term loan, we are exposed to the risk of rising interest rates. The following table provides information on our fixed maturity debt as of June 30, 2002 that is sensitive to changes in interest rates.

The Revolving Credit Facility had an interest rate
of 5.25% for the year ended June 30, 2002                            $15 million

The Term Loan had an interest rate of 5.75% for
the year ended June 20, 2002                                        $1.8 million

      Item 8. Financial Statements and Supplementary Data.

            This information appears in a separate section of this report following Part IV.

      Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

            Not applicable.

                                    PART III

      Item 10. Directors and Executive Officers of the Registrant.

            Our current directors and executive officers are as follows:

Name                                 Age           Position
----                                 ---           --------

Robert Kassel                        62            Chairman of the Board, Chief
                                                   Executive Officer, President,
                                                   Secretary and Treasurer

Richard Grandy                       56            Chief Operating Officer

Richard Kurz                         60            Chief Financial Officer

Richard Raleigh (1)                  48            Director

Fred Heiden(1)(2)                    61            Director

Brad Holsworth(2)                    42            Director

Jon Schulberg(1)(2)                  44            Director

----------
(1)   Member, Compensation Committee

(2)   Member, Audit Committee

            Robert Kassel co-founded U.S. Home & Garden Inc. and has been its Chairman of the Board, Chief Executive Officer, President, and Treasurer since October 1990, and Secretary since July 2002. From 1985 to August 1991, he was a consultant to Comtel Communications, Inc., a company specializing in the installation and operation of telephone systems in hotels. From 1985 to 1990, Mr. Kassel was also a real estate developer in Long Island, New York and Santa Barbara, California. From 1965 to 1985, he was a practicing attorney in New York City, specializing in corporate and securities law.

            Richard Grandy, has been Chief Operating Officer of U.S. Home & Garden Inc. since June 30, 2001 and President of Easy Gardener since July 1997. Prior to that time he served as Vice President of Easy Gardener from the date of its acquisition by U.S. Home & Garden in September 1994. Mr. Grandy co-founded Easy Gardener in 1983 after serving as Marketing Director at International Spike, Inc. from 1977 through 1983. From 1968 through 1977, Mr. Grandy was a sales representative of lawn and garden products for the Ortho Division of Chevron Chemical Co.

            Richard Kurz, 60, has been Chief Financial Officer of U.S. Home & Garden Inc. since October 2001 and served as its Vice President-Finance from June 2001 until October 2001. He has also served as Chief Financial Officer of Easy Gardener since October 2001. From 1997 until December 2000 he was Executive Vice President and Chief Financial Officer for Aircraft Interior Resources, Inc, a company that provides products and services to commercial airlines. From 1994 until 1997 he was Senior Vice President and Chief Financial Officer of American Eagle Group, Inc., a service company that provided insurance services to the aviation and other specialized industries. From 1991 to 1994 he was Chief Financial and Administrative Officer for BDP International, Inc. a logistics service provider. From 1979 to 1991 he held a variety of senior financial positions with CIGNA Corporation, a healthcare provider. Mr. Kurz is a Certified Public Accountant.

            Richard Raleigh has been a director of U.S. Home & Garden Inc. since March 1993. He served as Chief Operating Officer of U.S. Home & Garden Inc. from June 1992 to June 30, 2001 and has served as a consultant to U.S. Home & Garden, Inc. since then. He served as Executive Vice President-Operations of U.S. Home & Garden Inc. from December 1991 to June 1992. Prior to joining U.S. Home & Garden Inc., Mr. Raleigh was a free-lance marketing consultant to the lawn and garden industry from January 1991 to December 1991. From April 1988 to January 1991, he was Director of Marketing, Lawn and Garden of Monsanto Agricultural Co. From December 1986 to April 1988, he was Vice President of Sales and Marketing of The Andersons, a company engaged in the sale of consumer and professional lawn and garden products. From November 1978 to December 1986, he held a variety of positions at The Andersons, including Operations Manager and New Products Development Manager.

            Fred Heiden, a director of U.S. Home & Garden Inc. since March 1993, has been a private investor since November 1989. From April 1984 to November 1989, Mr. Heiden was President and Principal owner of Bonair Construction, a Florida based home improvement construction company.

            Brad Holsworth has been a director of U.S. Home & Garden Inc. since July 2000. Since April 2000, he has been employed by Prescient Capital LLC, a money manager and venture capital firm, as its Chief Financial Officer. From April 1999 to April 2000, he was employed by Banc of America Securities, as a Principal, Accounting and Finance. He was employed by the accounting firm, BDO Seidman, LLP from July 1982 to April 1999 and was a partner of BDO Seidman, LLP from July 1995 to April 1999.

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

            All of our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Our officers are elected annually by the Board and serve at the discretion of the Board.

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

            Based solely on our review of the copies of such forms received by us, or representations obtained from certain reporting persons, we believe that during the year ended June 30, 2002 all filing requirements applicable to the officers, directors, and greater than 10 percent beneficial stockholders of U.S. Home & Garden Inc. were complied with.

      Item 11. Executive Compensation.

            The following table discloses the compensation awarded by U.S. Home & Garden Inc., for the three fiscal years ended June 30, 2002, 2001 and 2000, to Mr. Robert Kassel, its Chairman, Chief Executive Officer, President, Secretary and Treasurer, Mr. Richard Grandy, its Chief Operating Officer, and Mr. Richard Kurz, its Chief Financial Officer (together, the "Named Officers"). During the fiscal year ended June 30, 2002, no other officer of U.S. Home & Garden Inc. received a total salary and bonus that exceeded $100,000 during such fiscal year.

                           Summary Compensation Table

                                                       Annual Compensation       Long-Term
                                                       -------------------       Compensation
                                                                                 ------------
                                                                                 Securities
                                                                                 Underlying       All Other
Name and Principal Position                  Year    Salary ($)   Bonus ($)      Options (#)      Compensation ($)(1)
---------------------------                  ----    ----------   ---------      -----------      -------------------
Robert Kassel,                               2002    450,000      325,000               --         5,149
Chairman, Chief Executive Officer,           2001    354,000      315,000        1,468,000 (4)     7,000
  President, Secretary and Treasurer         2000    477,000 (2)  320,000 (2)      500,000 (3)     6,000

Richard Grandy, Chief Operating Officer      2002    345,300           --               --        11,000
                                             2001    340,000      100,000          150,000 (4)    12,000
                                             2000    311,000           --               --        12,000

Richard Kurz, Chief Financial Officer        2002    128,000           --           10,000 (5)        --

(1) Represents our contributions to the Named Officers 401(k)/profit sharing accounts. Excludes certain perquisites that did not exceed the lesser of $50,000 or 10% of their combined bonus and salary.

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

(4) Represents options that were originally granted to the respective officers in prior fiscal years, the expiration dates of which were extended in fiscal 2001.

(5)   Represents options granted to Mr. Kurz in October 2001.

The following table discloses information concerning options granted in fiscal 2002 to Richard Kurz, who was the only Named Officer to be granted options during fiscal 2002.

                Option Grants in Fiscal Year Ended June 30, 2002

                                            Individual Grants
                                            -----------------

                Number of       Percent of
               Securities     Total Options
               Underlying       Granted to                              Potential Realizable Value
                 Options       Employees in    Exercise                 at Assumed Annual Rates of
                 Granted       Fiscal Year       Price     Expiration    Stock Price Appreciation
Name             (#)(1)            (%)          ($/Sh)        Date        for Option Term ($)(2)
-------------  ----------     -------------    --------    ----------   --------------------------
                                                                           5%                10%
                                                                         -----              -----
Richard Kurz     10,000            100          $0.53       10/01/02     1,464              3,236

----------
(1) All of such options were exercisable in full one year from the date of grant.

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

      The following table sets forth information concerning the number of options owned by the Named Officers and the value of any in-the-money unexercised options as of June 30, 2002. No options were exercised by any Named Officer during the fiscal year ended June 30, 2002:

                           Aggregated Option Exercises
                        And Fiscal Year-End Option Values

                    Shares                                Number of Securities             Value of Unexercised In-the-
                 Acquired on          Value          Underlying Unexercised Options          Money Options at June 30,
                 Exercise(#)      Realized ($)              at June 30, 2002                          2002(1)
                 -----------      ------------       ------------------------------        -----------------------------
Name                                                  Exercisable     Unexercisable        Exercisable     Unexercisable
--------------                                       ------------     -------------        -----------     -------------
Robert Kassel             --               --           1,973,402           255,931                  0                 0
Richard Grandy            --               --             150,000                --                  0                 0
Richard Kurz              --               --              10,000                --             $1,200                 0

----------
(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the common stock exceeds the option exercise price. The last sale price (the fair market value) of the common stock on June 28, 2002 (the last trading day prior to June 30, 2002)was $0.65 per share.

Employment Agreements of Executive Officers

            We have entered into an employment agreement with Mr. Kassel dated as of April 1, 1996. Mr. Kassel currently serves as Chief Executive Officer and President of U.S. Home & Garden Inc. for a term which expires on March 31, 2003, which is subject to automatic renewal unless terminated. His current annual salary is $450,000, and is subject to such bonuses and increases as are approved at the discretion of the Board of Directors or the Compensation Committee of the Board, as the case may be. The employment agreement requires that substantially all of Mr. Kassel's business time be devoted to us and that he not compete, or engage in a business competitive with, our current or anticipated business for the term of the agreement and for two years thereafter (although he may own not more than 5% of the securities of any publicly traded competitive company). Mr. Kassel is, in addition to salary, entitled to certain fringe benefits, including the use of an automobile and payment of related expenses.

            Mr. Kassel's agreement also provides that if his employment is terminated under certain circumstances, including termination of Mr. Kassel's employment upon a change of control of U.S. Home & Garden Inc, (as defined in the agreement) a failure by U.S. Home & Garden Inc. to comply with its obligations under the agreement, the failure of U.S. Home & Garden Inc. to obtain the assumption of the agreement by any successor corporation, or a change in Mr. Kassel's duties and obligations from those contemplated by the agreement, and termination by U.S. Home & Garden Inc. of Mr. Kassel's employment other than for disability or cause, he will be entitled to receive severance pay equal to the greater of (i) $350,000 ($3,500,000 in the event of a change of control) or (ii) the total compensation earned by Mr. Kassel from the Company during the one-year period (multiplied by ten in the event of a change of control or termination without cause) prior to the date of his termination.

            Easy Gardener, a wholly-owned subsidiary of U.S. Home & Garden Inc., has entered into an employment agreement with Mr. Grandy, dated as of September 1, 1998 which expires on August 31, 2003. The agreement provides for Mr. Grandy to receive an annual base salary of $275,000, $300,000, and $330,000 during the first three years of the agreement and $350,000 thereafter. Mr. Grandy is also entitled to such bonuses, if any, as determined by the Board of Directors of Easy Gardener. The Agreement requires Mr. Grandy to devote substantially all of his business time to Easy Gardener, and in the event Mr. Grandy's employment agreement is terminated by Easy Gardener without cause (as defined in the agreement) or if Mr. Grandy resigns with "Good Reason" (as defined in the agreement), Mr. Grandy will be entitled to receive his base salary through the expiration of the agreement.

Committees of the Board of Directors

            U.S. Home & Garden Inc. has established an Audit Committee which is comprised of Messrs. Heiden, Holsworth and Schulberg. The Audit Committee, among other things, makes recommendations to the Board of Directors with respect to the engagement of U.S. Home & Garden Inc.'s independent certified public accountants and the review of the scope and effect of the audit engagement. We have also established a Compensation Committee which is comprised of Messrs. Heiden, Raleigh and Schulberg. The Compensation Committee, among other things, makes recommendations to the Board of Directors with respect to the compensation of the executive officers of U.S. Home & Garden Inc. We maintain a Stock Option Committee comprised of Messrs. Schulberg and Heiden, which determines the persons to whom options should be granted under the 1995 and 1997 Stock Option Plans and the number and other terms of options be granted to each person under such plans.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

            The Compensation Committee of U.S. Home & Garden Inc.'s Board of Directors consists of Messrs. Heiden, Raleigh and Schulberg. During the fiscal year ended June 30, 2002, none of our executive officers served on the Board of Directors or the compensation committee of any other entity, any of whose officers served on the Board of Directors or Compensation Committee of U.S. Home & Garden Inc.

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

            We have adopted a Non-Employee Director Stock Option Plan (the "Director Plan"). Only non-employee directors of U.S. Home & Garden Inc. are eligible to receive grants under the Director Plan. The Director Plan provides that eligible directors automatically receive a grant of options to purchase 5,000 shares of common stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, of 5,000 options at fair market value. Options to purchase an aggregate of up to 100,000 shares of Common Stock are available for automatic grants under the Director Plan.

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

            We have, from time to time, also granted non-plan options to certain officers, employees and consultants.

Director Compensation

            During the fiscal year ended June 30, 2002 each of our three non-employee directors who served as directors during that fiscal year, Messrs. Heiden, Holsworth and Schulberg, received $5,000 for serving on our Board of Directors.

      Item 12. Security Ownership of Certain Beneficial Owners and Management.

VOTING SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth information at September 30, 2002, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by us to be the owner of more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each Named Officer, and (iv) all executive officers and directors of U.S. Home & Garden Inc. as a group.

                                    Amount and
                                    Nature of
                                    Beneficial                        Percentage
Name of Beneficial Owner            Ownership(1)(2)                   of Class
------------------------            ---------------                   --------

Robert Kassel                       2,684,000(3)(4)                      13.4

Richard Raleigh                       756,411(5)                          4.1

Richard Grandy                      1,084,396(6)                          6.1

Richard Kurz                           10,000(7)                            *

Fred Heiden                            25,258(8)                            *

Brad Holsworth                         16,000(9)                            *

Jon Schulberg                          25,258(8)                            *

Joseph Owens, II                      914,396(10)                         5.1

Wellington Management
  Company, LLP                      1,745,000(11)                         9.9

Parker Martin                       1,029,855(12)                         5.8

All executive officers
  and directors as a
  group (seven persons)             4,601,323(3)(4)(5)(6)(7)(8)(9)       21.8

----------

*     less than 1%

--------------------------------------------------------------------------------

(1) Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from September 30, 2002 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from September 30, 2002 have been exercised.

(3) Of such shares, (i) 138,650 are owned of record by Mr. Kassel's wife; however, because Ms. Kassel has appointed her husband as her proxy and attorney-in-fact to vote all 138,650 of the shares owned of record by her, Robert Kassel may also be deemed to have beneficial ownership of such shares. The address of Mr. Kassel is c/o U.S. Home & Garden Inc.

(4) Includes 2,261,562 shares of Common Stock issuable to Mr. Kassel upon exercise of options and warrants.

(5)   Includes 754,411 shares of Common Stock issuable upon exercise of options.

(6) Includes 150,000 shares of Common Stock issuable upon exercise of options. The address of Mr. Grandy is c/o U.S. Home & Garden Inc.

(7)   Represents 10,000 shares issuable upon exercise of options.

(8)   Includes 25,000 shares of Common Stock issuable upon exercise of options.

(9)   Includes 15,000 shares of Common Stock issuable upon exercise of options.

(10)  The address of Mr. Owens is 8 Hillandale Road, Waco, Texas.

(11) According to a Schedule 13G filed by Wellington Management Company, LLP ("Wellington") with the SEC, these shares are beneficially owned by Wellington in its capacity as an investment advisor for clients of Wellington who are the record holders of such shares. The address of Wellington is 75 State Street, Boston, MA 02109.

(12) According to a Schedule 13G filed by Mr. Martin with the SEC. The address for Mr. Martin is 121 S. Hope Street, #106, Los Angeles, California 90012.

      Item 13. Certain Relationships and Related Transactions

            From time to time Mr. Kassel has borrowed monies from U.S. Home & Garden Inc. During fiscal 2002, the highest amount owed to U.S. Home & Garden Inc. by Mr. Kassel was $571,000. After deducting principal payments made to date, the principal balance of the loan to Mr. Kassel at September 30, 2002 was approximately $537,000. The loan to Mr. Kassel bears interest at the lower of the prime lending rate or 6% (effectively 4.75%). Principal payments are due in annual installments of

$25,000 in 2003 and $50,000 in 2004 through 2007 with the balance due in April 2008.

      Item 14. Controls and Procedures

            Not applicable

                                    Part IV.

      Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)   (1)   Financial Statements.

                  The Financial Statements and Index follow this

                                    Part IV.

            (2)   Financial Statement Schedule.

                  Schedule II-Valuation and Qualifying Accounts.

            (3)   Exhibits

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

10.1  Employment Agreement of Robert Kassel. +#

10.2  Employment Agreement of Richard Grandy, incorporated by reference to
      Exhibit 10.4 filed with the registrant's Form 10-K for the fiscal year ended June 30, 1998. #

10.3 1991 Stock Option Plan, incorporated by reference to Exhibit 10.5 of the registrant's Registration Statement on Form S-1 (Registration No. 33-45428). #

10.4  1995 Stock Option Plan, as amended. **#

10.5  Non-Employee Director Stock Option Plan. *#

10.6  1997 Stock Option Plan, as amended. **#

10.7 Lease with respect to the registrant's executive offices, incorporated by reference to Exhibit 10.14 of the registrant's Form 10-KSB for the fiscal year ended June 30, 1992.

10.8 February 8, 1995 modification to lease with respect to the registrant's executive offices. *

10.9 May 6, 1997 modification to lease with respect to the registrant's executive offices. ++

10.10 1999 Stock Option Plan (incorporated by reference to Exhibit A filed with the registrant's Proxy Statement dated May 14, 1999 filed on Schedule
      14A). #

10.11 Lease and lease extension agreements between Crawford-Austin Mfg. Co. and Easy Gardener. *

10.12 Leases with respect to Weatherly's warehouse facilities in Paris, Kentucky.

10.13 Lease Extension, dated February 14, 2002, between Easy Gardener and Crawford-Austin Mfg. Co.

10.14 Assets Purchase Agreement dated as of February 25, 1998 by and among the registrant, Weed Wizard, Weed Wizard, Inc and the Weed Wizard stockholders (incorporated by reference to Exhibit 10.1 filed with the registrant's Form 8-K for the event dated February 26, 1998).

10.15 Commercial Building Lease, dated June 12, 1998 between Easy Gardener, Inc. and Norman Adams, James Anderson, Donald Bryan and Pamela Butler (incorporated by reference to Exhibit 10.24 filed with the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

10.16 Form of Indenture between the registrant and Wilmington Delaware Subordinated Trust, as trustee. +++

10.17 Deferred Compensation Plan for Select Employees **#

10.18 Separation Agreement and Release between U.S. Home & Garden Inc. and Richard Raleigh (incorporated by reference to Exhibit 10.29 filed with the registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
      2001).

10.19 Revolving Credit, Term Loan, Guaranty and Security Agreement dated as of November 15, 2001 among U.S. Home & Garden Inc., Easy Gardener, Inc., each of the direct or indirect subsidiaries of U.S. Home & Garden Inc. which are signatories to the Credit Agreement, the financial institutions which are a party to the Credit Agreement, and PNC Bank, National Association, as agent for the lenders. ++++

10.20 Note and Warrant Purchase, Guaranty and Security Agreement dated as of November 15, 2001 among, U.S. Home & Garden Inc., Easy Gardener, Inc. each of the direct or indirect subsidiaries of U.S. Home & Garden Inc. which are signatories to the Note and Warrant Purchase Agreement and the purchasers listed on the signature page of the Note and Warrant Purchase Agreement. ++++

10.21 Amendment No. 1 dated June 28, 2002, to PNC Credit Agreement.

21    Subsidiaries.

23    Consent of BDO Seidman, LLP.

99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the comparable exhibit filed with the registrant's Form 10-KSB for the fiscal year ended June 30, 1995.

** Incorporated by reference to the applicable exhibit filed with the registrant's Form 10-K for the fiscal year ended June 30, 1999.

#     Denotes management compensatory contract or plan or arrangement.

+ Incorporated by reference to the applicable exhibit contained in the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

++ Incorporated by reference to the exhibit filed with the registrant's Form 10-K for the fiscal year ended June 30, 1997.

+++ Incorporated by reference to the exhibit filed with the registrant's Registration Statement on Form S-1 (File No. 333-48519).

++++ Incorporated by reference to the exhibit filed with the registrant's Form 10-Q for the period ended December 31, 2001.

      (b) Report on Form 8-K. No reports on Form 8-K were filed by the registrant during its fiscal quarter ended June 30, 2002.

                                                         U.S. Home & Garden Inc.
                                                                and Subsidiaries

                                               Consolidated Financial Statements
                                              June 30, 2002 and 2001 and for the
                                        Years Ended June 30, 2002, 2001 and 2000

                                                         U.S. Home & Garden Inc.
                                                                and Subsidiaries

                                        ========================================

                                               Consolidated Financial Statements
                                              June 30, 2002 and 2001 and for the
                                        Years Ended June 30, 2002, 2001 and 2000

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

      Consolidated Financial Statements
          Consolidated balance sheets as of June 30, 2002 and 2001       4 and 5

          Consolidated statements of operations for the years ended
               June 30, 2002, 2001 and 2000                              6 and 7

          Consolidated statements of stockholders' equity for the
               years ended June 30, 2002, 2001 and 2000                        8

          Consolidated statements of cash flows for the years ended
               June 30, 2002, 2001 and 2000                             9 and 10

          Summary of accounting policies                                 11 - 16

          Notes to consolidated financial statements                     17 - 44

      Consolidated Financial Statement Schedule
          Schedule II-Valuation and Qualifying Accounts                       45

      Note: All other schedules have been omitted since the required information is contained in the Consolidated Financial Statements or such schedules are not required.

Report of Independent Certified Public Accountants

Board of Directors
U.S. Home & Garden Inc. and Subsidiaries
San Francisco, California

We have audited the accompanying consolidated balance sheets of U.S. Home & Garden Inc. and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. We have also audited
Schedule II - Valuation and Qualifying Accounts (Schedule). These financial statements and Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and Schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home & Garden Inc. and Subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill during the year ended June 30, 2002.

Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.


                                        /s/ BDO Seidman, LLP

                                        BDO Seidman, LLP
                                        Certified Public Accountants
                                        Kalamazoo, Michigan

August 23, 2002, except for Note 11, which is as of October 11, 2002

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

June 30,                                                                      2002             2001
---------------------------------------------------------------------------------------------------
Assets (Notes 1 and 8)

Current:
Cash and cash equivalents                                             $    219,000     $  2,741,000
Accounts receivable, less allowance for doubtful accounts and
     sales returns of $1,635,000 and $1,237,000 (Note 3)                26,243,000       19,412,000
Inventories (Note 4)                                                     8,023,000        9,218,000
Prepaid expenses and other current assets                                  988,000          671,000
Refundable income taxes                                                    405,000          653,000
Deferred tax asset (Note 14)                                               688,000        1,205,000
Current assets of discontinued operations (Note 2)                       1,052,000        2,804,000
---------------------------------------------------------------------------------------------------

Total Current Assets                                                    37,618,000       36,704,000

Property and Equipment, net (Note 5)                                     4,850,000        5,716,000

Intangible Assets:
     Goodwill, net (Note 6)                                             49,861,000       59,632,000
     Deferred financing costs, net of accumulated amortization of
         $578,000 and $562,000                                           3,570,000        3,001,000
     Product rights, patents and trademarks, net of accumulated
         amortization of $163,000 and $73,000                              509,000          510,000
     Non-compete agreements, net of accumulated amortization of
         $407,000 and $132,000                                           1,103,000        1,378,000
     Package tooling costs, net of accumulated amortization of
         $1,860,000 and $1,390,000                                       1,216,000        1,371,000

Officer's Receivable (Note 7)                                              512,000          521,000

Long-Term Assets of Discontinued Operations (Note 2)                       100,000          326,000

Other Assets                                                                26,000          304,000
---------------------------------------------------------------------------------------------------

                                                                      $ 99,365,000     $109,463,000
===================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

June 30,                                                                         2002               2001
--------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current:
    Revolving credit facility (Note 8)                                  $  15,036,000      $  21,650,000
    Accounts payable (Note 3)                                               7,180,000          3,310,000
    Accrued commissions                                                     1,437,000          1,279,000
    Accrued rebates                                                           931,000          1,618,000
    Accrued co-op advertising                                                 740,000            602,000
    Accrued restructuring costs (Note 13)                                          --            999,000
    Accrued other expenses                                                  1,577,000          1,623,000
    Current portion of long-term debt (Note 8)                              7,712,000             20,000
    Current liabilities of discontinued operations (Note 2)                   277,000            736,000
--------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                  34,890,000         31,837,000

Deferred Tax Liability (Note 14)                                              542,000          1,205,000

Long-Term Liabilities of Discontinued Operations (Note 2)                          --            263,000

Company Obligated Mandatorily Redeemable Preferred
     Securities of Subsidiary Trust Holding Solely Junior
     Subordinated Debentures (Note 9)                                      56,951,000         56,951,000
--------------------------------------------------------------------------------------------------------

Total Liabilities                                                          92,383,000         90,256,000
--------------------------------------------------------------------------------------------------------

Minority Interest in Equity of Affiliate (Note 2)                                  --          1,239,000
--------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 10 and 11)

Stockholders' Equity (Note 12):
     Preferred stock, 1,000,000 shares authorized and unissued                     --                 --
     Common stock, $.001 par value - shares authorized, 75,000,000;
        21,641,000 and 21,433,000 shares issued                                22,000             21,000
     Additional paid-in capital                                            52,351,000         51,846,000
     Retained deficit                                                     (32,563,000)       (21,071,000)
--------------------------------------------------------------------------------------------------------

                                                                           19,810,000         30,796,000
Less: Treasury stock, 3,890,000 shares at cost                            (12,828,000)       (12,828,000)
--------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                  6,982,000         17,968,000
--------------------------------------------------------------------------------------------------------

                                                                        $  99,365,000      $ 109,463,000
========================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

Year ended June 30,                                                                         2002              2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales (Note 3)                                                                  $ 78,947,000      $ 78,863,000     $ 86,919,000

Cost of Sales (Note 3)                                                                43,358,000        44,065,000       47,802,000
-----------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                                          35,589,000        34,798,000       39,117,000
-----------------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
     Selling and Shipping                                                             18,302,000        16,389,000       17,409,000
     General and administrative                                                        9,638,000        14,249,000       12,145,000
     Restructuring charges (Note 13)                                                          --         2,860,000               --
-----------------------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                                              27,940,000        33,498,000       29,554,000
-----------------------------------------------------------------------------------------------------------------------------------

Income From Operations                                                                 7,649,000         1,300,000        9,563,000

Other Income (Expense):
     Gain on disposal of property and equipment                                               --                --          551,000
     Interest income (Note 7)                                                             83,000           149,000          264,000
     Interest expense                                                                 (7,374,000)       (7,484,000)      (7,507,000)
-----------------------------------------------------------------------------------------------------------------------------------

Income (Loss) From Continuing Operations Before Income Taxes,
     Extraordinary Gain, and Cumulative Effect of a Change in
       Accounting Principle                                                              358,000        (6,035,000)       2,871,000

Income Tax Benefit (Expense) (Note 14)                                                  (228,000)        1,406,000       (1,213,000)
-----------------------------------------------------------------------------------------------------------------------------------

Income (Loss) From Continuing Operations Before Extraordinary Gain
     and Cumulative Effect of a Change in Accounting Principle                           130,000        (4,629,000)       1,658,000

Discontinued Operations (Note 2):
     Loss from discontinued operations, net of tax benefit of $2,491,000 and
        $1,771,000 in 2001 and 2000, respectively, and net of minority
        interest of $1,754,000 and $423,000 in 2001 and 2000, respectively            (1,760,000)      (16,253,000)      (3,227,000)
     Gain (loss) on disposal of discontinued operations, net of minority interest
        of $1,239,000 and $1,118,000 in 2002 and 2001, respectively                       20,000        (4,551,000)              --
-----------------------------------------------------------------------------------------------------------------------------------

Loss Before Extraordinary Gain and Cumulative Effect of
     a Change in Accounting Principle                                                 (1,610,000)      (25,433,000)      (1,569,000)

Extraordinary Gain of $7,000 and $2,102,000
     on Purchase of Trust Preferred Securities,
     Net of Income Taxes of ($3,000) and ($878,000) (Note 15)                                 --             4,000        1,224,000
-----------------------------------------------------------------------------------------------------------------------------------

Loss Before Cumulative Effect of a Change in Accounting Principle                     (1,610,000)      (25,429,000)        (345,000)

Cumulative Effect of a Change in Accounting Principle (Note 6)                        (9,882,000)               --               --
-----------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                                            $(11,492,000)     $(25,429,000)    $   (345,000)
===================================================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

Year ended June 30,                                                               2002          2001          2000
------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share (Note 16):
     Income (loss) from continuing operations per common share before extraordinary gain and cumulative effect of a change in
          accounting principle                                                $   0.01      $  (0.26)     $   0.09
     Discontinued operations                                                     (0.10)        (1.14)        (0.17)
     Extraordinary gain                                                             --            --          0.06
     Cumulative effect of a change in accounting principle                       (0.57)           --            --
------------------------------------------------------------------------------------------------------------------

Net Loss per Common Share                                                     $  (0.66)     $  (1.40)     $  (0.02)
==================================================================================================================

Diluted Earnings per Share (Note 16):
     Income (loss) from continuing operations per common share before extraordinary gain and cumulative effect of a change in
          accounting principle                                                $   0.01      $  (0.26)     $   0.08
     Discontinued operations                                                     (0.10)        (1.14)        (0.16)
     Extraordinary gain                                                             --            --          0.06
     Cumulative effect of a change in accounting principle                       (0.55)           --            --
------------------------------------------------------------------------------------------------------------------

Net Loss per Common Share                                                     $  (0.64)     $  (1.40)     $  (0.02)
==================================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity

================================================================================

                                                      Common Stock
                                                  ---------------------    Additional       Retained                          Total
                                                   Number of                  Paid-In       Earnings       Treasury   Stockholders'
                                                      Shares     Amount       Capital      (Deficit)          Stock          Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                            21,219,000   $ 21,000   $50,542,000   $  4,703,000   $ (8,782,000)   $ 46,484,000
  Compensation related to repriced stock options          --         --       166,000             --             --         166,000
  Exercise of stock options, warrants and UPOs       532,000      1,000       205,000             --             --         206,000
  Issuance of stock options for consulting
     services and business acquisition                    --         --       497,000             --             --         497,000
  Repurchase of common stock for treasury                 --         --            --             --     (1,905,000)     (1,905,000)
  Net loss                                                --         --            --       (345,000)            --        (345,000)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000                            21,751,000     22,000    51,410,000      4,358,000    (10,687,000)     45,103,000
  Compensation related to repriced stock options          --         --       261,000             --             --         261,000
  Issuance of stock options for consulting
     services                                             --         --       175,000             --             --         175,000
  Retirement of shares                              (318,000)    (1,000)           --             --             --          (1,000)
  Repurchase of common stock for treasury                 --         --            --             --     (2,141,000)     (2,141,000)
  Net loss                                                --         --            --    (25,429,000)            --     (25,429,000)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2001                            21,433,000     21,000    51,846,000    (21,071,000)   (12,828,000)     17,968,000
  Compensation related to repriced stock options          --         --       103,000             --             --         103,000
  Issuance of options and warrants to note
     holders                                              --         --       402,000             --             --         402,000
  Release of shares from Non-Qualified Deferred
     Compensation Plan (Note 10)                     208,000      1,000            --             --             --           1,000
  Net loss                                                --         --            --    (11,492,000)            --     (11,492,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                            21,641,000   $ 22,000   $52,351,000   $(32,563,000)  $(12,828,000)   $  6,982,000
===================================================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Year ended June 30,                                                                  2002             2001              2000
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net income (loss) from continuing operations
         before extraordinary item and cumulative
            effect of a change in accounting principle                        $   130,000      $(4,629,000)     $  1,658,000
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Provision for losses on accounts receivable                              425,000          646,000           173,000
         Depreciation and other amortization                                    2,768,000        5,686,000         4,774,000
         Gain on disposal of property and equipment                                    --               --          (551,000)
         Write-off of deferred financing costs                                    254,000               --                --
         Restructuring charges, net of cash                                            --        2,708,000                --
         Deferred income taxes                                                   (146,000)      (1,148,000)           48,000
         Compensation related to repriced stock options                           103,000          261,000           166,000
         Loan discount amortization                                                97,000               --                --
         Consulting expenses related to stock options                                  --          175,000           146,000
         Changes in operating assets and liabilities, net of
            assets acquired and liabilities assumed in business
            acquisitions:
               Accounts receivable                                             (7,256,000)        (474,000)         (917,000)
               Inventories                                                      1,195,000        1,635,000         3,465,000
               Prepaid expenses, refundable income taxes
                 and other current assets                                         (94,000)        (790,000)        1,198,000
               Other assets                                                       278,000          259,000          (171,000)
               Accounts payable and accrued expenses                            2,434,000       (5,799,000)        3,325,000
----------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating Activities                               188,000       (1,470,000)       13,314,000
----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
    (Increase) decrease in restricted cash                                             --        1,582,000          (582,000)
    Proceeds on sale of property and equipment                                         --        3,527,000         1,030,000
    Purchase of equipment                                                        (791,000)      (1,311,000)       (2,598,000)
    Purchase of package tooling and other intangibles                            (384,000)        (631,000)         (571,000)
    Decrease in officer receivable                                                 34,000           84,000            70,000
    Payment for purchase of businesses, net of cash acquired                     (111,000)        (863,000)         (125,000)
----------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities                            (1,252,000)       2,388,000        (2,776,000)
----------------------------------------------------------------------------------------------------------------------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Year ended June 30,                                                 2002             2001             2000
----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
     Net proceeds from (payments on) revolving
        credit facility                                      $(6,614,000)     $ 4,650,000      $ 1,500,000
     Proceeds from issuance of long-term debt                  8,250,000               --               --
     Payments on long-term debt                                 (233,000)              --               --
     Changes in other long-term liabilities and purchase
         of mandatorily redeemable preferred securities          (20,000)        (797,000)      (3,981,000)
     Deferred finance costs                                   (1,119,000)         (99,000)              --
     Proceeds from issuance of stock                                  --               --          206,000
     Repurchase of common stock for treasury                          --       (2,141,000)      (1,905,000)
     Release (retirement) of shares                                1,000           (1,000)              --
----------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities              265,000        1,612,000       (4,180,000)
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents
     from continuing operations                                 (799,000)       2,530,000        6,358,000

Cash used in discontinued operations                          (1,723,000)      (3,318,000)      (5,520,000)
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents          (2,522,000)        (788,000)         838,000

Cash and Cash Equivalents, beginning of year                   2,741,000        3,529,000        2,691,000
----------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of year                       $   219,000      $ 2,741,000      $ 3,529,000
==========================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

Nature of Business

U.S. Home & Garden Inc. (the "Company"), through its subsidiaries, is a leading manufacturer and marketer of a broad range of consumer lawn and garden products. The Company's products include weed preventive landscape fabrics, fertilizer spikes, decorative landscape edging, grass and flower seed products, weed trimmer replacement heads, shade cloth and root feeders, which are sold under recognized brand names, such as WeedBlock(R), Jobe's(R), Emerald Edge(R), Weed Wizard(R), Shade Fabric(TM), Ross(R), Tensar(R), Amturf(R), and Landmaster(R). The Company markets its products through most large national home improvement and mass merchant retailers ("Retail Accounts"), including Home Depot, Lowe's, Kmart, Wal-Mart, Ace Hardware and Tru-Serv in North America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries over which it has financial or management control including Weatherly Consumer Products Group, Inc. (Weatherly), Easy Gardener, Inc. (Easy Gardener), Golden West Agri-Products, Inc. (Golden West), Weed Wizard Acquisition Corp. (Weed Wizard), Ampro Industries, Inc. (Ampro) and Egarden Inc. (EGarden) since their dates of acquisition (See Notes 1 and 2). Additionally, U.S. Home & Garden Trust I (See Note 9) has been included since its formation in April 1998. All significant intercompany accounts and transactions have been eliminated.

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

Intangible Assets

Goodwill

Goodwill, which relates to the Company's acquisitions, represents the excess of cost over net assets acquired. For the years ended June 30, 2001 and 2000, goodwill was amortized over periods of five to thirty years using the straight-line method. Effective July 1, 2001, the Company ceased the amortization of goodwill in conjunction with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. See New Accounting Pronouncements and Note 6. Goodwill is tested for impairment annually by comparing the fair value of each reporting unit with its carrying value.

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

Non-Compete Agreements

The non-compete agreements were entered into with the acquisitions of Ampro and Weatherly. The Weatherly agreement is being amortized over its twenty-year term. The Ampro non-compete agreement, which was triggered when an officer of Ampro was terminated, is being amortized over a three-year period from the date of such termination.

Package Tooling Costs

Package tooling costs associated with Easy Gardener and Weatherly products, primarily consisting of the design and construction of printing plates and cutting dies used for the production of packaging, are being amortized over periods of three to five years using the straight-line method.

Long-Lived Assets

Long-lived assets with definite useful lives are tested for recoverability when circumstances suggest a possible impairment. Recovery is evaluated by comparing undiscounted estimated future cash flows to the current carrying value.

Revenue Recognition

Sales are recorded as products are shipped to customers. Sales are free on board
(FOB) shipping point.

Sales Incentives

The Company enters into contractual agreements with its customers for rebates on certain products it sells. The Company records the amounts as reductions of revenue and records a liability reflected as accrued rebates on the consolidated balance sheets. As these rebate percentages are determined when the contracts are entered into, these revenue reductions are recorded at the time the related revenue is recorded.

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

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

Income Taxes

The Company provides deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established (See Note 14).

Shipping and Handling

Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling costs incurred by the Company are included in operating expenses.

Advertising Costs

The Company incurs advertising expense primarily relating to cooperative advertising credits granted to customers based on qualified expenses incurred by the customers to advertise the Company's products. Cooperative advertising credits are usually limited to a percentage of an agreed-upon sales volume. Cooperative advertising credits are accrued based on sales volume and advertising frequency, pursuant to specific agreements. Such costs are classified as selling expenses. The Company also incurs advertising expense relating to the distribution of catalogs and the broadcasting of radio and television commercials. Advertising costs are expensed as incurred. Advertising expense was approximately $2,934,000, $3,012,000 and $3,171,000 during the years ended June 30, 2002, 2001 and 2000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all short-term investments purchased with an initial maturity of three months or less to be cash equivalents.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

Stock-Based Compensation

The Company has adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, with respect to non-employee stock-based compensation. The fair value method is required for all stock-based compensation issued to nonemployees. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based compensation under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, but are required to disclose pro forma net income and earnings per share as if the fair value method had been adopted. The Company has elected to continue to account for employee stock-based compensation under APB No. 25. See Note 12.

Segment Information

The Company's primary continuing operations are in one reportable segment - the manufacture and sale of consumer lawn and garden products. The Company has aggregated its operating segments into a single reportable segment. See disclosure regarding revenue from external customers for each significant type of product and service at Note 3.

Financial Instruments and Derivatives

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, officer's receivable, debt and mandatorily redeemable preferred securities. The carrying value of cash and cash equivalents and accounts receivable approximate fair value based upon the liquidity and short-term nature of the assets. The carrying value of the officer's receivable and debt approximates the fair value based upon short-term and long-term borrowings at interest rates which approximate current rates. See Note 9 regarding valuation of mandatorily redeemable preferred securities.

The Company has used derivative financial instruments to manage the economic impact of fluctuations in interest rates on short-term and long-term debt. The Company entered into an interest rate swap to manage this economic risk. This was viewed as a risk management tool and was not used for trading or speculative purposes. The interest rate differentials associated with the interest rate swap used to hedge debt obligations were recorded as an adjustment to interest payable with the offset to interest expense over the life of the swap. There were no material derivative financial instruments in effect during the years presented.

Cash and cash equivalents are held principally at three high quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

Reclassifications

Certain amounts as previously reported have been reclassified to conform to current year classifications.

New Accounting Pronouncements

The Emerging Issues Task Force (EITF) has issued EITF Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, and EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer, which provide guidance related to the income statement classification of such consideration. This guidance was effective for the Company for the quarter ended March 31, 2002. The adoption of EITF 00-25 and EITF 01-09 did not have an effect on the Company's financial statements.

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

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually and requires the Company to identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.

SFAS No. 142 requires the Company to complete a two-step transitional goodwill impairment test, with the first step to be completed within six months of the date of adoption. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying value. If it is determined that the carrying value of the net assets of the reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step must be performed as soon as possible, but no later than the end of the year of initial adoption, to measure the amount of the impairment loss, if any. An impairment loss resulting from the transitional goodwill impairment test is recognized as the effect of a change in accounting principle. The Company elected to adopt SFAS No. 141 and SFAS No. 142, effective July 1, 2001. See Note 6.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

In August 2001, the Financial Accounting Standards Board (FASB) finalized SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the reporting of discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted SFAS No. 144 during the year ended June 30, 2002. See Note 2.

In April 2002, the FASB issued SFAS No 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical Corrections. SFAS No. 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 requires any gain or loss from the extinguishment of debt to meet the requirements of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions to be classified as an extraordinary item, otherwise the item would be classified in the results of continuing operations. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria of APB No. 30 for classification as an extraordinary item shall be reclassified. The provisions of the statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The Company is currently assessing but has not adopted SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Currently, the Company is assessing but has not adopted SFAS No. 146. However, because there were no restructuring activities during 2002, the Company believes there would have been no effect on current year operations had the statement been applied early.

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

o Easy Gardener, Inc. - A manufacturer of multiple fabric landscaping products including Weedblock(R), which was acquired in September 1994 for approximately $21.3 million consisting of $8.8 million in cash, a $10.5 million promissory note and two convertible notes each in the principal amount of $1.0 million. Approximately $2.2 million of additional purchase price was contingent on Easy Gardener meeting certain income requirements. All of these amounts have been paid.

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

o Weed Wizard, Inc. - A manufacturer and distributor of weed trimmer replacement heads, all of whose assets were acquired in February 1998 for approximately $16.0 million, plus an additional $1.7 million for excess working capital and acquisition expenses. Operations were discontinued during 2002 - see Note 2.

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

o E-Garden, Inc. (now Egarden, Inc.) - The Company's business-to-business Internet subsidiary was acquired in June 1999 for approximately $400,000 plus expenses of approximately $100,000. Operations were discontinued during 2001 - see Note 2.

o Findplants.com - An electronic horticulture catalogue and locator that provides business-to-business service for commercial growers and wholesalers which was acquired by Egarden, Inc. in May 2000 for approximately $537,000. Operations were discontinued during 2001 - see
      Note 2.

All of the above acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired companies have been included in the consolidated statements of income since their respective acquisition dates.

2.    Discontinued Operations

In June 2002, the Company announced that is was discontinuing its Weed Wizard operations effective September 30, 2002. Despite the Company's efforts to increase sales and return to profitability, Weed Wizard experienced continued erosion of its business. The Company plans to dispose of the assets and liabilities of Weed Wizard, including amounts written off, through a sale of the assets and liquidation of the liabilities during fiscal 2003.

The Company recorded an estimated net loss on disposal of the Weed Wizard component of $1,116,000, relating to the write-down of all assets to fair value less cost to sell. In addition to the loss on disposal in 2002, the Company had a net loss from operations of Weed Wizard of $1,760,000 for the year ended June 30, 2002, $9,124,000, net of income tax benefit of $2,491,000 for the year ended June 30, 2001, and $1,332,000, net of income tax benefit of $306,000 for the year ended June 30, 2000.

During the year ended June 30, 2000, the Company discontinued production, sale and distribution of one of the products in its Weed Wizard product line. Additionally, the Company, in voluntary compliance with the recommendations of the CPSC, instituted a recall of the product. Accordingly, the Company recorded a pretax charge of $645,000, net of tax effect of $283,000, to provide for recall costs and inventory write-offs.

An impairment charge of $8,500,000, net of tax effect of $2,320,000, was recorded in June 2001 to write off the net goodwill balance associated with Weed Wizard. The Company's policy is to periodically evaluate its long-lived assets for possible impairment. If the evaluation determines that the long-lived assets have been impaired, the assets are written down to their estimated fair value. Due to the recurring operating losses of Weed Wizard, the product recall in a prior year, and the subsequent unsuccessful product launch of the replacement product through a complete sales season, the evaluation was performed and the estimated impairment loss was recognized during 2001.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

Revenues for Weed Wizard for the years ended June 30, 2002, 2001, and 2000, were $672,000, $1,912,000 and $2,746,000, respectively.

In June 2001, the Company announced that it was discontinuing its e-commerce imitative, which it was conducting though its subsidiary, Egarden, Inc. (Egarden), effective June 30, 2001. During the year ended June 30, 2001, the Company recorded an estimated net loss on disposal of Egarden of $4,551,000, net of minority interest of $1,118,000. The loss, prior to minority interest, included the write-off of all long-lived assets of $5,224,000 and severance expense of $445,000 related to the termination of all 39 employees. All severance payments have been made at June 30, 2002. No adjustments were made to the liability recorded for severance payments during the year ended June 30, 2002. All of the assets of Egarden, including amounts written off, were sold during the year ended June 30, 2002. During the year ended June 30, 2002, the Company recorded a net gain on the disposal of Egarden of $1,136,000, as a result of the write off of minority interest of $1,239,000 as the subsidiary was liquidated.

In addition to the net loss on disposal in 2001, the Company had a net loss from the operations of Egarden of $7,129,000, net of minority interest of $1,754,000 for the year ended June 30, 2001, and $1,895,000, net of tax benefit of $1,465,000 and minority interest of $423,000 for the year ended June 30, 2000. Revenues of Egarden for the years ended June 30, 2002, 2001 and 2000 were not material.

The assets and liabilities of discontinued operations held for sale reported in the consolidated balance sheets consist of the following:

                                          June 30, 2002
                             -------------------------------------
                             Weed Wizard      Egarden        Total
------------------------------------------------------------------

Current Assets:
Cash and cash equivalents     $       --   $   62,000   $   62,000
Accounts receivable              385,000           --      385,000
Inventories                      274,000           --      274,000
Other current assets             331,000           --      331,000
------------------------------------------------------------------

Total Current Assets          $  990,000   $   62,000   $1,052,000
==================================================================

Long-Term Assets-
Property and Equipment, net   $  100,000   $       --   $  100,000
==================================================================

Current Liabilities:
Accounts payable              $   98,000   $       --   $   98,000
Accrued expenses                 163,000       16,000      179,000
------------------------------------------------------------------

Total Current Liabilities     $  261,000   $   16,000   $  277,000
==================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                                          June 30, 2001
                             -------------------------------------
                             Weed Wizard      Egarden        Total
------------------------------------------------------------------
Current Assets:
Cash and cash equivalents     $       --   $  872,000   $  872,000
Accounts receivable               71,000           --       71,000
Inventories                    1,825,000           --    1,825,000
Other current assets              26,000       10,000       36,000
------------------------------------------------------------------

Total Current Assets          $1,922,000   $  882,000   $2,804,000
==================================================================

Long-Term Assets:
Property and equipment, net   $  278,000   $       --   $  278,000
Intangible assets, net            48,000           --       48,000
------------------------------------------------------------------

Total Long-Term Assets        $  326,000   $       --   $  326,000
==================================================================

Current Liabilities:
Accounts payable              $   17,000   $       --   $   17,000
Accrued expenses                 208,000      445,000      653,000
Current portion of capital
   lease obligations                  --       66,000       66,000
------------------------------------------------------------------

Total Current Liabilities     $  225,000   $  511,000   $  736,000
==================================================================

Long-Term Liabilities-
Capital lease obligations     $       --   $  263,000   $  263,000
==================================================================

Minority Interest in Equity
   of Affiliate               $       --   $1,239,000   $1,239,000
==================================================================

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company's consolidated financial statements and notes have been restated for all periods presented to reflect the discontinued components. The assets and liabilities of the discontinued components have been classified as "Held for Sale" and the net operations and net cash flows have been reported as "Discontinued Operations" in the accompanying consolidated financial statements. The restated notes exclude amounts related to these discontinued components.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

3.    Concentration of Credit Risk and Significant Relationships

Trade accounts receivable are due from numerous customers located in many geographic regions throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon credit risk of specific customers, historical trends and other information. The Company does not require collateral from its customers.

The Company's two largest customers during the years ended June 30, 2002, 2001 and 2000, each accounted for the following percentage of the Company's revenues:

Customer                                 2002             2001             2000
--------------------------------------------------------------------------------

A                                          49%              43%              36%
B                                          10%              14%              12%
================================================================================

Included in accounts receivable at June 30, 2002 and 2001 is approximately $16,520,000 and $9,062,000, respectively, due from the two largest customers.

Sales of each of the Company's three significant product lines comprised the following percentages of the Company's total net sales for the years ended June 30, 2002, 2001 and 2000:

Product Line                                     2002         2001         2000
--------------------------------------------------------------------------------

Landscape fabric                                   51%          48%          44%
Fertilizer, plant food, and
  insecticide spikes                               14%          17%          15%
Landscape edging                                   10%           9%          10%
================================================================================

Substantially all raw material purchases for WeedBlock(R) landscape fabric inventory are from one vendor, representing approximately 12%, 19% and 22% of the Company's consolidated raw material purchases during the years ended June 30, 2002, 2001 and 2000, respectively. Management believes that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause delays and a possible loss of sales, which would adversely affect operating results. Included in accounts payable at June 30, 2002 is $1,609,000, due to this vendor. No amounts were due to this vendor at June 30, 2001.

4.    Inventories

Inventories consist of:

June 30,                                                 2002               2001
--------------------------------------------------------------------------------

Raw and packaging materials                        $4,025,000         $5,175,000
Finished goods                                      3,998,000          4,043,000
--------------------------------------------------------------------------------

                                                   $8,023,000         $9,218,000
================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

At June 30, 2002 and 2001, the inventory balance has been reduced by a provision for possible obsolescence of $225,000 and $1,340,000, respectively. The Company disposed of $1,209,000 of previously reserved inventory during the year ended June 30, 2002.

5.    Property and Equipment

Property and equipment consist of:

                                   Estimated Useful
June 30,                              Life in Years          2002           2001
--------------------------------------------------------------------------------

Furniture, fixtures and equipment             5 - 7   $10,703,000    $ 9,989,000
Leasehold improvements                       7 - 10       791,000        750,000
--------------------------------------------------------------------------------
                                                       11,494,000     10,739,000
Less accumulated depreciation                           6,644,000      5,023,000
--------------------------------------------------------------------------------

                                                      $ 4,850,000    $ 5,716,000
================================================================================

Depreciation expense was $1,657,000, $2,113,000 and $1,670,000 during the years ended June 30, 2002, 2001 and 2000, respectively.

6.    Goodwill

Goodwill consists of the following:

June 30,                                                  2002             2001
-------------------------------------------------------------------------------

Weatherly Consumer Products Group, Inc.            $22,948,000      $22,948,000
Easy Gardener, Inc.                                 15,639,000       15,639,000
Ampro Industries, Inc.                               9,303,000       18,693,000
Tensar consumer products line                        5,226,000        5,226,000
Plasti-Chain product line                            2,810,000        2,810,000
Landmaster Products, Inc.                            2,292,000        2,292,000
Golden West Chemical Distributions, Inc.             1,606,000        2,098,000
Emerald Products, LLC                                1,466,000        1,355,000
-------------------------------------------------------------------------------
                                                    61,290,000       71,061,000
Less accumulated amortization                       11,429,000       11,429,000
-------------------------------------------------------------------------------

                                                   $49,861,000      $59,632,000
===============================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

Effective July 1, 2001, the Company adopted SFAS No. 141 and SFAS No. 142. During 2002, the Company completed a reassessment of the useful lives of all intangible assets other than goodwill which total $6,398,000 (net of accumulated amortization of $3,008,000) at June 30, 2002. No adjustments to previously determined amortization periods were considered necessary. The Company has no intangible assets with indefinite useful lives other than goodwill at June 30, 2002.

In conjunction with the adoption of SFAS No. 141 and SFAS No. 142, the Company completed its transitional goodwill impairment test during 2002. Ampro and Golden West were the only reporting units where the carrying value exceeded the fair value of their net assets including goodwill. As of July 1, 2001, the net goodwill related to Ampro was $17,078,000. The Company hired an independent valuation professional to assist the Company in measuring the amount of the impairment. Based on the valuation, the Company recorded an impairment loss of $9,390,000 during the year ended June 30, 2002 in the Consolidated Statement of Operations, as a cumulative effect of a change in accounting principle.

The net goodwill related to Golden West at July 1, 2001 was approximately $1,165,000. Based on a valuation prepared by management, an impairment loss of $492,000 was recorded during the year ended June 30, 2002 and is reported as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations.

The Company's previous business combinations were accounted for using the purchase method. As a result of such combinations, the Company has recognized a significant amount of goodwill, which, in the aggregate, was $49,861,000, net of accumulated amortization, at June 30, 2002. Amortization expense for all intangible assets during the years ended June 30, 2002, 2001 and 2000 was $1,111,000, $3,573,000 and $3,104,000, respectively. Goodwill amortization, including amounts reported as discontinued operations, was $2,809,000 and $2,817,000 for the years ended June 30, 2001 and 2000, respectively. Estimated amortization expense for continuing operations for each of the five succeeding fiscal years is as follows:

Year Ended June 30,                                                       Amount
--------------------------------------------------------------------------------

2003                                                                  $1,245,000
2004                                                                  $1,245,000
2005                                                                  $  877,000
2006                                                                  $  667,000
2007                                                                  $  667,000

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

The following represents a reconciliation of the reported net loss to the adjusted net income (loss) and the adjusted net income (loss) before extraordinary gain for the years ended June 30, 2001 and 2000, which exclude goodwill amortization expense, net of tax benefit:

      Year Ended June 30,                                  2001            2000
      --------------------------------------------------------------------------

      Reported Net Loss                            $(25,429,000)     $ (345,000)
      Goodwill Amortization, net of tax benefit
         of $620,000 and $622,000                     2,189,000       2,195,000
      --------------------------------------------------------------------------

         Adjusted net income (loss)                 (23,240,000)      1,850,000
      Extraordinary Gain                                  4,000       1,224,000
      --------------------------------------------------------------------------

      Adjusted Net Income (Loss) Before
         Extraordinary Gain                        $(23,244,000)     $  626,000
      ==========================================================================

      Per Share Amounts - Basic:

      Reported Net Loss                            $      (1.40)     $     (.02)
      Goodwill amortization, net of tax benefit             .12             .11
      --------------------------------------------------------------------------

         Adjusted net income (loss)                       (1.28)            .09
      Extraordinary Gain                                     --            (.06)
      --------------------------------------------------------------------------

      Adjusted Net Income (Loss) Before
         Extraordinary Gain                        $      (1.28)     $      .03
      ==========================================================================

      Per Share Amounts - Diluted:

      Reported Net Loss                            $      (1.40)     $     (.02)
      Goodwill Amortization, net of tax benefit             .12             .11
      --------------------------------------------------------------------------

         Adjusted net income (loss)                       (1.28)            .09
      Extraordinary Gain                                     --            (.06)
      --------------------------------------------------------------------------

      Adjusted Net Income (Loss) Before
         Extraordinary Gain                        $      (1.28)     $      .03
      ==========================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

7.    Officer's Receivable

The officer's receivable represents an unsecured note which bears interest at the lower of the prime lending rate or 6% (effectively 4.75% at June 30, 2002). At June 30, 2002 and 2001, the balance on the outstanding note was $537,000 and $571,000, respectively. Total related interest income amounted to $41,000, $43,000 and $48,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Principal payments on the note are due in annual installments as follows with the balance due upon maturity in April 2008:

                     2003                                  $25,000
                     2004 - 2007                           $50,000

8.    Revolving Credit Facility and Long-Term Debt

On November 15, 2001, the Company entered into a financing agreement expiring November 15, 2004 to provide $25,000,000 in senior secured financing, as amended. The agreement provides for a $23,000,000 revolving credit facility and a $2,000,000 term loan due in monthly installments of $33,000 plus interest. The term loan balance outstanding at June 30, 2002 is $1,767,000. Interest on borrowings is calculated at variable annual rates based on either the bank's prime rate plus an applicable marginal rate or the federal funds rate plus an applicable marginal rate (effectively 5.75% on the term loan and 5.25% on the revolving credit facility at June 30, 2002). Borrowings on the revolving credit facility are limited based on eligible borrowing bases, effectively $19,611,000 at June 30, 2002. At June 30, 2002 the Company had $15,036,000 of borrowings outstanding under the revolving credit facility.

The Company's obligations under the revolving credit facility are guaranteed by its subsidiaries and secured by a security interest in favor of the bank in substantially all of the assets of the Company and its subsidiaries. The Company is also subject to certain fees and restrictions in conjunction with the financing. Upon the occurrence of an event of default as specified in the financing agreement, the maturity of loans outstanding under the financing agreement may be accelerated by the bank, which may also foreclose its security interest on the assets of the Company and its subsidiaries.

On November 15, 2001, the Company also entered into a financing agreement to provide $6,250,000 of subordinated debt. At June 30, 2002, the Company had borrowings outstanding of $5,945,000, net of discounts of $905,000, pursuant to the subordinated secured notes due in November 2007 with an effective interest rate of 18.4%. Interest is charged on the face of the notes at 16% and 14% per annum, payable monthly. The issue price of the 16% notes was 90% of the face amount of the notes resulting in a discount of $600,000. The notes are secured by a second lien on all assets of the Company and rank junior to the senior financing provided by the bank. In connection with this financing, the Company issued to the purchasers of the notes warrants to purchase up to 3.75% of the fully diluted common stock of the Company and an option to purchase from the Company certain Trust Preferred Securities of the Company's subsidiary, U.S. Home and Garden Trust I, that are owned by the Company, which resulted in an additional discount of $402,000.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

Under the two financing agreements, the Company and its subsidiaries are required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guarantees, dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and
(b) certain limitations on mergers, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must comply with certain financial tests and ratios and other covenants. A violation of any of these covenants constitutes an event of default under the financing agreements. At June 30, 2002, the Company was in violation of certain covenants, and all debt outstanding under the agreements has been classified as current at June 30, 2002. The Company is currently seeking to amend the covenants and to obtain financing to replace the borrowings under the current agreements.

During the year ended June 30, 2002, the Company paid off the Credit Agreement with Bank of America, entered into in 1998. The agreement provided for a $25 million revolving acquisition line-of-credit ("the Acquisition Facility") to finance acquisitions and a $20 million working capital revolving line-of-credit ("the Working Capital Facility"). Borrowings under these credit facilities bore interest at variable annual rates chosen by the Company based on either (i) the London Interbank Offered Rate ("LIBOR") plus an applicable marginal rate, or
(ii) the higher of 0.5% above the then current Federal Funds Rate or the Prime Rate of Bank of America, in each case, plus an applicable marginal rate.

The total borrowings under these two facilities was $21,650,000 at June 30, 2001. The total included $11,750,000 borrowed under the Acquisition Facility and $9,900,000 under the Working Capital Facility.

The Company's obligations under the Credit Agreement were guaranteed by its subsidiaries and secured by a security interest in favor of the Bank in substantially all of the assets of the Company and its subsidiaries.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

9.    Mandatorily Redeemable Preferred Securities

In April 1998, U.S. Home & Garden Trust I (the "Trust"), a newly created Delaware business trust and a wholly-owned subsidiary of the Company, issued 78,000 common securities with a liquidation amount of $25 per common security and completed a public offering of 2,530,000 of 9.40% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security to the Company for a total of $65,200,000 (the "Trust Preferred Securities" and, together with the common securities, the "Trust Securities"). The Trust exists for the sole purpose of issuing Trust Securities and using proceeds therefrom to acquire the subordinated debentures described below. Concurrent with the issuance of the Trust Securities, the Trust invested the net proceeds therefrom in $65.2 million aggregate principal amount of 9.40% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company. The Company has since redeemed 251,981 shares leaving 2,278,019 shares outstanding with a face value of $56,951,000. See note 15. The fair value of the mandatorily redeemable preferred securities is approximately $34,740,000 based on quoted market prices of $15.25 per security at June 30, 2002.

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

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

10.   Commitments

Employment Agreements

The Company has entered into employment agreements with two of its officers. One agreement is for a one-year period but is automatically renewed unless specifically terminated by the Company or the employee. If the employment agreement is terminated by the Company without cause, the officer will be entitled to an additional ten years of annual compensation. Annual compensation under the employment agreement is $450,000. The employment agreement also provides for certain lump sum payments in the event of a change in control equal to approximately $7.3 million. The other agreement expires on August 31, 2003, and provides for a base aggregate annual salary of approximately $350,000. In addition, the agreements provide for incentive and additional compensation under certain circumstances.

Operating Leases

The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2006. The future minimum lease payments under these non-cancelable operating leases are as follows:

Year ended June 30,                                                       Amount
--------------------------------------------------------------------------------

2003                                                                  $  843,000
2004                                                                     731,000
2005                                                                     484,000
2006                                                                     252,000
--------------------------------------------------------------------------------

                                                                      $2,310,000
================================================================================

Rent expense was approximately $891,000, $860,000 and $836,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

Defined Contribution Benefit Plan

Easy Gardener has established an employee defined contribution benefit plan (the
Plan). Employees of the Company, Weatherly, Easy Gardener, Weed Wizard and Golden West are eligible to participate. The Company is required to match the first 60% of employee contributions up to 5% of the employee's wage base. The Plan also allows discretionary contributions by the Company. The Company's contribution vests over a seven-year period. Ampro had a separate plan for its employees, with similar terms to the Easy Gardener Plan that was terminated during the year ended June 30, 2001. Total expense associated with the plans for the years ended June 30, 2002, 2001 and 2000 was approximately $321,000, $358,000 and $380,000, respectively.

Non-Qualified Deferred Compensation Plan

The Company has adopted the Non-Qualified Deferred Compensation Plan for Select Employees of U.S. Home & Garden Inc. (Deferred Plan). Under the Deferred Plan, the Board of Directors or its committee which administers the relevant stock option plan may grant permission to optionees to exercise their options with shares of U.S. Home & Garden, Inc. common stock in which they have a holding period, for income tax purposes, of at least six months and defer the receipt of a portion of the shares subject to the option so exercised. The optionee has the right to designate the time or times of receipt of those shares pursuant to the Deferred Plan. The Deferred Plan contains provisions for earlier issuance of those deferred shares on death, disability and other termination of employment (e.g., on a change of control of U.S. Home & Garden Inc.). At June 30, 2001, 208,000 shares were held in the Deferred Plan. All of the shares were released during the year ended June 30, 2002.

11.   Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits, and other claims, including claims by creditors, proceedings under laws and government regulations related to product safety and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate amount of monetary liability or financial impact with respect to these matters at June 30, 2002 cannot be ascertained.

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

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

The Company has reached an agreement with the CPSC in principle, subject to the execution of a formal settlement agreement. The settlement provides for an aggregate fine of $885,000, against the Company and A.A.B.B., Inc. Pursuant to the settlement agreement, the Company and A.A.B.B. Inc. will each pay $442,500 of the fine.

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

In October 2002, the Company entered into a settlement agreement with A.A.B.B., Inc. The settlement involves a payment by A.A.B.B., Inc. of $442,500 to the CPSC in payment of the fine discussed above, a payment of approximately $308,000 to the Company, and the release of the escrow funds of approximately $329,000 to the Company. The settlement agreement will become effective upon the execution of the settlement agreement with the CPSC described above. The effects of the agreements have been reflected in the consolidated financial statements as of June 30, 2002.

12.   Stockholders' Equity

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

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

Common Stock Repurchase Program

The Company is authorized to repurchase up to 5,500,000 shares of its common stock through open market purchases and in privately negotiated transactions. Repurchased shares are held by the Company as treasury stock. During 2001 and 2000, the Company repurchased 1,336,000 and 749,000 shares of treasury stock for $2,141,000 and $1,905,000, respectively. Prior to fiscal 2000 the Company repurchased 1,805,000 shares for $8,782,000.

Stock Option Plans

The Company adopted the 1991 Stock Option Plan (the "1991 Plan") pursuant to which 700,000 shares of common stock have been reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options. ISOs may be granted under the 1991 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees and officers of the Company. At June 30, 2002, 48,000 options remain available for issuance under the 1991 Plan.

During fiscal 1995, the Board of Directors of the Company (the "Board) adopted two additional stock option plans. The 1995 Stock Option Plan (the "1995 Plan") allows the granting of either ISOs or non-qualified options. The maximum aggregate number of shares reserved for issuance under this plan is 1,500,000. At June 30, 2002, 193,000 options remain available for issuance under the 1995 Plan.

The Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") was established to attract, retain and compensate for their services as directors, highly qualified individuals who are not employees of the Company. The maximum aggregate number of shares reserved for issue under this plan is 100,000. The 1995 Plan is administered by a committee of the Board and the Non-Employee Director Plan is a formula plan. At June 30, 2002, 50,000 options remain available for issuance under the Non-Employee Director Plan.

During May 1997, the Board approved the 1997 Stock Option Plan. The Plan allows the granting of either ISOs or non-qualified options. The 1997 Plan reserves the issuance of 1,500,000 shares of common stock. At June 30, 2002, 234,000 options remain available for issuance under the 1997 Plan.

During May 1999, the Board approved the 1999 Stock Option Plan. The Plan allows for granting of either ISOs or non-qualified options. The 1999 Plan reserves the issuance of 900,000 shares of common stock. At June 30, 2002, 50,000 options remain available for issuance under the 1999 Plan.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

The Plans are administered by the Board or a committee of the Board and are approved by the stockholders. The Board, or committee, as the case may be, within the limitations of the plans, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights in the Company are to be imposed on shares subject to options.

ISOs granted under the plans may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company).

The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. Non-qualified options granted under the plans may not be granted at a price less than the fair market value of the common stock on the date of grant (not less than par value in the case of the 1995 Plan). Options granted under the plans will expire not more than ten years from the date of the grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

All options granted under the Plans are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

The following is a summary of activity relating to stock options:

                                 Weighted
                           Average Option
                          Price Per Share      Outstanding       Exercisable
================================================================================

1991 Plan

July 1, 1999                        $1.69          397,000           232,000

Became exercisable                   1.69               --            18,000

Exercise of options                  1.69          (40,000)          (40,000)
--------------------------------------------------------------------------------

June 30, 2000                        1.69          357,000           210,000(2)

Became exercisable                   1.69               --            18,000
--------------------------------------------------------------------------------

June 30, 2001                        1.69          357,000           228,000(2)

Became exercisable                   1.69               --            26,000(1)
--------------------------------------------------------------------------------

June 30, 2002                       $1.69          357,000           254,000(2)
================================================================================

1995 Plan

July 1, 1999                        $2.18        1,459,000         1,309,000

Became exercisable                   2.25               --           100,000
--------------------------------------------------------------------------------

June 30, 2000                        2.18        1,459,000         1,409,000(3)

Expired                              2.23         (166,000)         (166,000)

Became exercisable                   2.06               --            25,000
--------------------------------------------------------------------------------

June 30, 2001                        2.17        1,293,000         1,268,000(3)

Became exercisable                   2.06               --            25,000

Expired                              2.06          (10,000)          (10,000)
--------------------------------------------------------------------------------

June 30, 2002                       $2.18        1,283,000         1,283,000(3)
================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                                 Weighted
                           Average Option
                          Price Per Share      Outstanding       Exercisable
================================================================================

Director Stock Option Plan

July 1, 1999                        $3.47           20,000            20,000

Granted                              2.78           10,000            10,000
--------------------------------------------------------------------------------

June 30, 2000                        2.85           30,000            30,000(4)

Granted                              1.61           20,000             5,000
--------------------------------------------------------------------------------

June 30, 2001                        2.35           50,000            35,000(4)

Became exercisable                   1.06               --            15,000
--------------------------------------------------------------------------------

June 30, 2002                       $2.59           50,000            50,000(4)
================================================================================

1997 Plan

July 1, 1999                        $3.59          715,000           492,000

Granted                              2.56           50,000            50,000

Became exercisable                   3.16               --            82,000
--------------------------------------------------------------------------------

June 30, 2000                        3.12          765,000           624,000(5)

Expired                              2.68          (55,000)          (55,000)

Became exercisable                   3.16               --            82,000
--------------------------------------------------------------------------------

June 30, 2001                        3.15          710,000           651,000(5)

Became exercisable                   2.56               --            29,000
--------------------------------------------------------------------------------

June 30, 2002                       $3.15          710,000           680,000(5)
================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                                 Weighted
                           Average Option
                          Price Per Share      Outstanding       Exercisable
================================================================================

1999 Plan

July 1, 1999                        $  --               --                --

Granted                              2.33          833,000           699,000
--------------------------------------------------------------------------------

June 30, 2000                        2.33          833,000           699,000(6)

Expired                              2.56          (12,000)          (12,000)

Became exercisable                   2.56               --           110,000
--------------------------------------------------------------------------------

June 30, 2001                        2.32          821,000           797,000(6)

Granted                               .53           10,000             5,000

Expired                              2.83         (171,000)         (171,000)

Became exercisable                   2.14               --            24,000
--------------------------------------------------------------------------------

June 30, 2002                       $2.16          660,000           655,000(6)
================================================================================

Non-Plan Options

July 1, 1999                        $2.84        2,744,000         2,070,000

Expired                              3.57         (402,000)         (402,000)

Became exercisable                   4.09               --           206,000

Granted                              3.60          125,000           125,000
--------------------------------------------------------------------------------

June 30, 2000                        2.34        2,467,000         1,999,000(7)

Expired                              3.81          (11,000)          (11,000)

Became exercisable                   3.84               --           168,000
--------------------------------------------------------------------------------

June 30, 2001                        2.33        2,456,000         2,156,000(7)

Granted                               .40           89,000            89,000

Expired                              3.63         (691,000)         (670,000)

Became exercisable                   1.69               --           107,000
--------------------------------------------------------------------------------

June 30, 2002                       $1.76        1,854,000         1,682,000(7)
================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

(1) In prior years, the expiration date and vesting period on 545,000 options were extended in periods between nine and ten years. As a result, the Company is recognizing compensation expense for the intrinsic value of the options over the new vesting periods. In 2002, 2001 and 2000 such expense was $103,000, $119,000 and $119,000, respectively.

(2) At June 30, 2000, 2001 and 2002, the weighted average exercise option price per share for exercisable options was $1.69 for all periods.

(3) At June 30, 2000, 2001 and 2002, the weighted average exercise option price per share for exercisable options was $2.18, $2.17 and $2.18.

(4) At June 30, 2000, 2001 and 2002, the weighted average exercise price per share for exercisable options was $2.85, $2.91, and $2.59.

(5) At June 30, 2000, 2001 and 2002, the weighted average exercise option price per share for exercisable options was $3.25, $3.20 and $3.18.

(6) At June 30, 2000, 2001 and 2002, the weighted average exercise option price per share for exercisable options was $2.25, $2.32 and $2.17.

(7) At June 30, 2000, 2001 and 2002, the weighted average exercise option price per share for exercisable options was $2.25, $2.42 and $1.76.

During the year ended June 30, 2001, the expiration date of 200,000 options and warrants was extended for two years. The options and warrants remain fully vested. As a result, the Company recognized $142,000 of expense for the value of the options and warrants.

The following table summarizes the above stock options outstanding and exercisable at June 30, 2002:

                                 Outstanding                     Exercisable
                     -----------------------------------    --------------------
                                                Weighted                Weighted
                                   Average       Average                 Average
Range of Exercise                 Remaining     Exercise                Exercise
      Price           Options        Life         Price      Options      Price
--------------------------------------------------------------------------------
   $0.01 - 1.00        299,000    2.9 years       $0.14       294,000     $0.13
    1.01 - 2.00        733,000    4.7 years        1.68       459,000      1.67
    2.01 - 3.00      3,158,000    3.3 years        2.13     3,127,000      2.13
    3.01 - 4.00        664,000    2.5 years        3.30       664,000      3.30
    4.01 - 4.69         60,000    2.1 years        4.22        60,000      4.22
--------------------------------------------------------------------------------
   $0.01 - 4.69      4,914,000    3.3 years       $2.13     4,604,000     $2.16
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

The following schedule summarizes the activity:

                                                                        Weighted
                         Weighted                                        Average
                          Average                                      Remaining
                    Warrant Price                                    Contractual
                        Per Share    Outstanding(1)   Exercisable           Life
================================================================================
July 1, 1999                $2.45      1,216,000        1,216,000      1.5 years
Granted                      2.28         36,000           36,000
Exercised                    2.71       (341,000)        (341,000)
--------------------------------------------------------------------------------
June 30, 2000                3.02        911,000          911,000      1.5 years
Issued                       5.00        200,000          100,000
--------------------------------------------------------------------------------
June 30, 2001                3.31      1,111,000        1,011,000        2 years
Granted                       .40        940,000          940,000
Expired                      3.14       (786,000)        (786,000)
Became exercisable           7.00             --          100,000
--------------------------------------------------------------------------------
June 30, 2002               $1.25      1,265,000        1,265,000        6 years
================================================================================

(1) The warrants contain anti-dilution provisions which could affect the number of shares of common issuable stock upon the exercise of the warrants as well as the per share warrant prices. Additionally, these warrants contain certain redemption provisions.

Common Stock Reserved

At June 30, 2002, approximately 7,819,000 shares of common stock have been reserved for issuance upon the exercise of warrants and options.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

Stock-Based Compensation

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpertations in accounting for its employee and director stock option plans. Under all the Company's option plans, the exercise price of the options equals or exceeds the market price of the underlying stock on the date of the grant and therefore, no compensation cost is recognized.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation costs for the Company's employee and director stock options and warrants had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option and warrant at the grant date by using a Black-Scholes pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: no dividend yield for any year; expected volatility of approximately 75%, 60% and 55%, risk-free interest rates of 3.5% 5.4% and 6.4%; and expected lives of approximately three to five years. Pro forma compensation expense associated with options granted to employees and directors totaled $2,000, $17,000 and $2,185,000 for 2002, 2001 and 2000 respectively. The per option weighted average fair value was, $.32, $1.08 and $1.53 for 2002, 2001 and 2000, respectively.

Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been adjusted to the pro forma amounts indicated below:

Year ended June 30,                              2002            2001           2000
------------------------------------------------------------------------------------
Net Loss:
    As reported                          $(11,492,000)   $(25,429,000)   $  (345,000)
    Pro forma (net of tax effect)         (11,494,000)    (25,442,000)    (1,481,000)
    Dilutive per common share                    (.64)          (1.40)          (.02)
    Dilutive per common share pro forma          (.64)          (1.40)          (.07)
====================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

13.   Restructuring Charges

In 2001, the Company recorded a restructuring charge of $2,860,000 relating to the closing and sale of the Ampro Industries Inc. facility in Michigan. The Company intends to continue to sell products, through a contract manufacturing agreement, being manufactured at the former Ampro facility. As part of this agreement, the Company has firm commitments to purchase minimum amounts of product. The contract includes an exit provision, whereby the maximum cost to the Company for termination of the agreement is $350,000. During the year ended June 30, 2001, the Company recognized approximately $1,709,000 of expenses and losses relating to the closing and sale of property and equipment of the Ampro facility and $1,151,000 for termination benefits to be paid to all 60 employees involved with the facility. All severance payments as a result of the restructuring have been paid and no adjustments were made to the liability recorded for severance payments during the year ended June 30, 2002.

14.   Income Taxes

Deferred tax assets (liabilities) consist principally of the following:

June 30,                                                  2002             2001
--------------------------------------------------------------------------------

Deferred tax assets:
   Net operating loss carryforward                 $ 6,015,000      $ 1,421,000
   Accumulated depreciation and
     amortization                                    2,971,000        3,382,000
   Accounts receivable allowance                       475,000          330,000
   Inventory allowance                                 200,000          467,000
   Other                                                13,000          408,000
--------------------------------------------------------------------------------

Gross deferred tax assets                            9,674,000        6,008,000
Less valuation allowance                            (6,922,000)      (3,626,000)
--------------------------------------------------------------------------------

Total deferred tax assets                          $ 2,752,000      $ 2,382,000
--------------------------------------------------------------------------------

Deferred tax liabilities-
Accumulated depreciation and amortization          $ 2,606,000      $ 2,382,000
================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

The valuation allowance of $6,922,000 was recorded due to the uncertainty of the Company's ability to generate sufficient future taxable income to realize total gross deferred tax assets.

The Company's net operating loss carryforward for federal income tax purposes amounted to $17,691,000 at June 30, 2002, and expires in 2021 if not previously utilized.

The net deferred income taxes as of June 30, 2002 and 2001 are presented in the balance sheets as follows:

June 30,                                               2002                 2001
--------------------------------------------------------------------------------

Current asset                                      $688,000           $1,205,000
Long-term liability                                $542,000           $1,205,000
================================================================================

The income tax provision (benefit) consists of:

Year ended June 30,                    2002              2001              2000
--------------------------------------------------------------------------------

Current:
       Federal                  $        --       $  (271,000)      $ 2,418,000
       State                        374,000            16,000           319,000
--------------------------------------------------------------------------------

                                    374,000          (255,000)        2,737,000
--------------------------------------------------------------------------------

Deferred:
       Federal                     (146,000)       (1,358,000)          258,000
       State                             --           210,000          (210,000)
--------------------------------------------------------------------------------

                                   (146,000)       (1,148,000)           48,000
--------------------------------------------------------------------------------

                                $   228,000       $(1,403,000)      $ 2,785,000
================================================================================

The 2001 and 2000 income tax expense (benefit) includes income tax expense of $3,000 and $878,000 relating to the extraordinary gain.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

The following is a reconciliation between the federal statutory income tax rate and the Company's effective tax rate relating to income from continuing operations before minority interest and extraordinary gain:

Year ended June 30,                                2002       2001        2000
--------------------------------------------------------------------------------

Income tax provision computed at
   Federal Statutory rate                         (34.0)%     34.0%      (34.0)%
State taxes, net of Federal tax effects           (62.3)      (2.5)       (1.3)
Nondeductible amortization and other                1.8       (7.0)      (12.3)
Changes in valuation allowance on
   deferred tax assets                             36.9       (1.2)        3.4
Deductible UPOs and stock options                    --         --         1.9
--------------------------------------------------------------------------------

Income Tax Benefit (Expense)                      (57.6)%     23.3%      (42.3)%
================================================================================

15.   Extraordinary Gain

During the years ended June 30, 2001 and 2000, respectively, the Company purchased 1,200 and 250,781 of the outstanding 9.40% Cumulative Trust Preferred Securities issued by its subsidiary, U.S. Home & Garden Trust I, at approximately $15 and $17 per Trust Preferred Security. The repurchase of these Trust Preferred Securities resulted in extraordinary gains during the years ended June 30, 2001 and 2000, of $4,000 and $1,224,000 (after provisions for income taxes of $3,000 and $878,000), respectively. During the year ended June 30, 2000, the Company purchased 24,000 Trust Preferred Securities from officers and directors under the same terms and conditions as described above.

16.   Earnings per Share

The following is a reconciliation of the weighted average number of shares used to compute basic and dilutive earnings per share:

                                                2002          2001          2000
--------------------------------------------------------------------------------

Basic weighted average common
   shares outstanding                     17,555,000    18,181,000    19,031,000
Dilutive effect of stock options
   and warrants                              469,000            --     1,729,000
--------------------------------------------------------------------------------

Dilutive weighted average
   common shares outstanding              18,024,000    18,181,000    20,760,000
================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

Options and warrants to purchase 4,939,000, 6,788,000 and 1,503,000 shares of common stock in fiscal years 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the option or warrant exercise price was greater than the average market price of the stock. Diluted earnings per share for the year ended June 30, 2001 is based only on the weighted average number of common shares outstanding as the inclusion of 10,000 common share equivalents would have been anti-dilutive.

17.   Supplemental Cash Flow Information

Year ended June 30,                        2002            2001            2000
--------------------------------------------------------------------------------

Cash paid (received) during the
  period for:

  Interest paid                     $ 6,696,000     $ 7,314,000     $ 7,220,000

  Interest received                 $   (83,000)    $  (149,000)    $  (264,000)

  Income taxes refunded             $  (100,000)    $  (790,000)    $(1,020,000)
================================================================================

Supplemental information regarding non-cash investing and financing activities during the year ended June 30, 2002:

Discount on issuance of 16% subordinated notes
   at 90% of face amount                                                $600,000

Discount on issuance of warrants and options
   in conjunction with debt refinancing                                 $402,000

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

18.   Quarterly Information (Unaudited)

                                                                First          Second           Third           Fourth
Fiscal 2002                                                   Quarter         Quarter         Quarter          Quarter
----------------------------------------------------------------------------------------------------------------------
Income sales                                             $ 13,483,000     $11,762,000     $23,913,000     $ 29,789,000
Gross profit                                             $  5,540,000     $ 4,752,000     $11,087,000     $ 14,210,000
Income (loss) from continuing operations
   before extraordinary gain and cumulative
      effect of a change in accounting principle         $ (2,553,000)    $(2,835,000)    $ 1,822,000     $  3,696,000
Income (loss) from discontinued operations               $   (268,000)    $  (490,000)    $   227,000     $ (1,229,000)
Income on disposal of discontinued operations            $         --     $        --     $        --     $     20,000
Cumulative effect of a change in accounting principle    $ (9,882,000)    $        --     $        --     $         --
Net income (loss)                                        $(12,703,000)    $(3,325,000)    $ 2,049,000     $  2,487,000
Basic earnings per share:
   Income (loss) from continuing operations
      before extraordinary gain and cumulative
         effect of a change in accounting principle      $       (.15)    $      (.16)    $       .11     $        .21
   Discontinued operations                               $       (.01)    $      (.03)    $       .01     $       (.07)
   Cumulative effect of a change in accounting
      principle                                          $       (.56)    $        --     $        --     $         --
   Net income (loss) per common share                    $       (.72)    $      (.19)    $       .12     $        .14
Diluted earnings per share:
   Income (loss) from continuing operations              $       (.15)    $      (.16)    $       .10     $        .21
   Discontinued operations                               $       (.01)    $      (.03)    $       .01     $       (.07)
   Cumulative effect of a change in accounting
      principle                                          $       (.56)    $        --     $        --     $         --
   Net income (loss) per common share                    $       (.72)    $      (.19)    $       .11     $        .14

                                                                First          Second           Third           Fourth
Fiscal 2001                                                   Quarter         Quarter         Quarter          Quarter
----------------------------------------------------------------------------------------------------------------------
Net sales                                                $ 12,548,000     $11,303,000     $25,768,000     $ 29,244,000
Gross profit                                             $  4,169,000     $ 4,180,000     $11,644,000     $ 14,805,000
Loss from continuing operations before
   extraordinary gain                                    $ (1,803,000)    $(1,771,000)    $   (38,000)    $ (1,017,000)
Loss from discontinued operations                        $   (952,000)    $(1,226,000)    $(1,733,000)    $(12,342,000)
Loss on disposal of discontinued operations              $         --     $        --     $        --     $ (4,551,000)
Extraordinary gain                                       $      4,000     $        --     $        --     $         --
Net loss                                                 $ (2,751,000)    $(2,997,000)    $(1,771,000)    $(17,910,000)
Basic earnings per share:
   Loss from continuing operations before
      extraordinary gain                                 $       (.10)    $      (.10)    $        --     $       (.06)
   Discontinued operations                               $       (.05)    $      (.06)    $      (.10)    $       (.96)
   Extraordinary gain                                    $         --     $        --     $        --     $         --
   Net loss per common share                             $       (.15)    $      (.16)    $      (.10)    $      (1.02)
Diluted earnings per share:
   Loss from continuing operations before
      extraordinary gain                                 $       (.10)    $      (.10)    $        --     $       (.06)
   Discontinued operations                               $       (.05)    $      (.06)    $      (.10)    $       (.96)
   Extraordinary gain                                    $         --     $        --     $        --     $         --
   Net loss per common share                             $       (.15)    $      (.16)    $      (.10)    $      (1.02)

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

Differences between amounts included above and amounts previously reported on Form 10-Q are due to the reclassification to discontinued operations as described in Note 2, and the cumulative effect of a change in accounting principle of $9,882,000, related to the loss on impairment of goodwill recorded as of July 1, 2001. See Note 6.

The fourth quarter of 2001 includes a pre-tax charge of $10,820,000 related to the loss on impairment of goodwill and a loss on disposal of discontinued operations of $4,551,000. See Note 2.

The fourth quarter of 2002 includes the write off of minority interest of $1,136,000 net of an estimated loss on disposal of discontinued operations of $1,116,000. See Note 2.

                                                          Consolidated Financial
                                                              Statement Schedule

                                                  ==============================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                 Schedule II - Valuation and Qualifying Accounts

================================================================================

                                                        Charged to
                                          Beginning      Costs and                              Ending
                                            Balance       Expenses         Writeoffs           Balance
------------------------------------------------------------------------------------------------------
Reserves and Allowances Deducted
   from Asset Accounts (Continuing
   Operations):

Allowance for Doubtful Accounts

o  Year ended June 30, 2000              $  991,000       $173,000       $  (589,000)       $  575,000

o  Year ended June 30, 2001              $  575,000       $646,000       $  (250,000)       $  971,000

o  Year ended June 30, 2002              $  971,000       $425,000       $   (15,000)       $1,381,000

Reserve for Inventory Obsolescence

o  Year ended June 30, 2000              $  513,000       $283,000       $  (256,000)       $  540,000

o  Year ended June 30, 2001              $  540,000       $943,000       $  (143,000)       $1,340,000

o  Year ended June 30, 2002              $1,340,000       $ 94,000       $(1,209,000)       $  225,000
------------------------------------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        U.S. Home & Garden Inc.
                                        ------------------------
                                             (Registrant)


                                        By: /s/ Robert Kassel
                                            --------------------
                                            Robert Kassel, Chief
                                            Executive Officer

Dated: October 15, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                    Title                              Date
---------                    -----                              ----


/s/ Robert Kassel            Chairman of the Board              October 15, 2002
-----------------------      of Directors, Chief
Robert Kassel                Executive Officer,
                             President, Secretary
                             and Treasurer (Chief
                             Executive Officer)


/s/ Richard Kurz             Chief Financial Officer            October 15, 2002
-----------------------      (Principal Financial and
Richard Kurz                 Accounting Officer)


/s/ Richard Raleigh          Director                           October 15, 2002
-----------------------
Richard Raleigh


/s/ Brad Holsworth           Director                           October 15, 2002
-----------------------
Brad Holsworth


/s/ Jon Schulberg            Director                           October 15, 2002
-----------------------
Jon Schulberg


/s/ Fred Heiden              Director                           October 15, 2002
-----------------------
Fred Heiden

                             U.S. Home & Garden Inc.

                  Certification of Principal Executive Officer

      I, Robert Kassel, Chief Executive Officer of U.S. Home & Garden Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of U.S. Home & Garden
      Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      Date: October 15, 2002


                                        /s/ Robert Kassel
                                        -----------------------------
                                        Robert Kassel
                                        Chief Executive Officer
                                        (Principal Executive Officer)

EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 of the Certification as set forth in this Annual Report on Form 10-K have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Annual Report on Form 10-K covers a period ending before the Effective Date of Exchange Rules 13a-14 and 15d-14.

                            U.S. Home & Garden Inc.

                  Certification of Principal Financial Officer

      I, Richard Kurz, Chief Financial Officer of U.S. Home & Garden Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of U.S. Home & Garden
      Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      Date: October 15, 2002


                                        /s/ Richard Kurz
                                        -----------------------------
                                        Richard Kurz
                                        Chief Financial Officer
                                        (Principal Financial Officer)

EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 of the Certification as set forth in this Annual Report on Form 10-K have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Annual Report on Form 10-K covers a period ending before the Effective Date of Exchange Act Rules 13a-14 and 15d-14.