Form 10-Q
period 2002-09-30
US HOME & GARDEN INC
filed 2002-11-15
CIK 879911

U.S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 7, 2002 there were 17,951,090 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

Consolidated balance sheets as of September 30, 2002 (Unaudited)             1-2
and June 30, 2002

Consolidated statements of operations for the three months ended               3
September 30, 2002 and 2001 (Unaudited)

Consolidated statements of cash flows for the three months                   4-5
ended September 30, 2002 and 2001 (Unaudited)

Notes to consolidated financial statements                                  6-11

Item 2. - Management's Discussion and Analysis of Financial                12-19
Condition and Results of Operations

Item 3. - Quantitative and Qualitative Disclosures About Market Risk          19

Item 4. - Controls and Procedures                                             19

Part II. - Other Information

Item 1. - Legal Proceedings                                                   20

Item 5. - Other Information                                                   20

Item 6. - Exhibits and Reports on Form 8-K                                 20-21

Signatures                                                                    21

Certifications                                                             22-23

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

                                                                      September 30,         June 30,
                                                                           2002               2002
                                                                      -------------         --------
                                                                       (Unaudited)
Assets

Current
    Cash and cash equivalents                                          $   677,000        $   219,000
    Accounts receivable, less allowance for doubtful
        accounts and sales returns of $1,030,000 and $1,635,000         10,664,000         26,243,000
    Inventories                                                          8,724,000          8,023,000
    Prepaid expenses and other current assets                            1,272,000            988,000
    Refundable income taxes                                                405,000            405,000
    Deferred tax asset                                                     688,000            688,000
    Current assets of discontinued operations                              538,000          1,052,000
-----------------------------------------------------------------------------------------------------

Total Current Assets                                                    22,968,000         37,618,000

Property and Equipment, net                                              4,731,000          4,850,000

Intangible Assets
    Goodwill, net                                                       49,878,000         49,861,000
    Deferred financing costs, net of accumulated
        amortization of $695,000 and $578,000                            3,694,000          3,570,000
    Non-compete agreements, net of accumulated
        amortization of $497,000 and $407,000                            1,013,000          1,103,000
    Package tooling costs, net of accumulated
        amortization of $1,993,000 and $1,860,000                        1,168,000          1,216,000
    Product rights, patents and trademarks, net of
        accumulated amortization of $174,000 and $163,000                  498,000            509,000

Officer Receivables                                                        512,000            512,000

Property and Equipment of Discontinued Operations
     Held For Sale                                                              --            100,000

Other Assets                                                                24,000             26,000
-----------------------------------------------------------------------------------------------------

Total Assets                                                           $84,486,000        $99,365,000
=====================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

                                                                  September 30, 2002      June 30, 2002
                                                                  ------------------      -------------
                                                                      (Unaudited)
Liabilities and Stockholders' Equity
Current
    Revolving credit facility                                        $  7,603,000         $ 15,036,000
    Accounts payable                                                    6,000,000            7,180,000
    Accrued rebates                                                       785,000              931,000
    Accrued commissions                                                   748,000            1,437,000
    Accrued co-op advertising                                             628,000              740,000
    Accrued expenses                                                    1,210,000            1,577,000
    Current portion of long-term debt                                   7,653,000            7,712,000
    Current liabilities of discontinued operations                        210,000              277,000
------------------------------------------------------------------------------------------------------

Total Current Liabilities                                              24,837,000           34,890,000

Deferred Tax Liability                                                    542,000              542,000
Company Obligated Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust Holding
    Solely Junior Subordinated Debentures                              56,951,000           56,951,000
------------------------------------------------------------------------------------------------------
Total Liabilities                                                      82,330,000           92,383,000
------------------------------------------------------------------------------------------------------

Stockholders' Equity
    Preferred stock, 1,000,000 shares authorized and unissued                  --                   --
    Common stock, $0.001 par value - shares authorized,
        75,000,000; 21,642,000 and 21,641,000 shares issued                22,000               22,000
    Additional paid-in capital                                         52,381,000           52,351,000
    Retained deficit                                                  (37,419,000)         (32,563,000)
------------------------------------------------------------------------------------------------------
                                                                       14,984,000           19,810,000

Less: Treasury Stock, 3,890,000 shares at cost                        (12,828,000)         (12,828,000)
------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                              2,156,000            6,982,000
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                           $ 84,486,000         $ 99,365,000
======================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

                                                          Three Months Ended September 30,
                                                                  2002              2001
                                                                      Unaudited
Net sales                                                  $13,151,000       $13,483,000
Cost of Sales                                                8,186,000         7,942,000
----------------------------------------------------------------------------------------
Gross Profit                                                 4,965,000         5,541,000
----------------------------------------------------------------------------------------
Operating Expenses
    Selling and shipping                                     4,156,000         3,891,000
    General and administrative                               2,426,000         2,149,000
    Depreciation                                               180,000           187,000
    Other amortization                                         247,000            98,000
----------------------------------------------------------------------------------------
Total Operating Expenses                                     7,009,000         6,325,000
----------------------------------------------------------------------------------------
Loss from Operations                                        (2,044,000)         (784,000)
Other Income (Expense)
    Interest expense, net                                   (1,834,000)       (1,767,000)
----------------------------------------------------------------------------------------
Loss from Continuing Operations Before Cumulative
    Effect of a Change in Accounting Principle              (3,878,000)       (2,551,000)
Discontinued Operations -
    Loss from discontinued operations                         (978,000)         (270,000)
----------------------------------------------------------------------------------------
Loss Before Cumulative Effect of a Change
     In Accounting Principle                                (4,856,000)       (2,821,000)
Cumulative effect of a change in accounting principle               --        (9,882,000)
----------------------------------------------------------------------------------------
Net Loss                                                   $(4,856,000)     $(12,703,000)
========================================================================================
Per Share Amounts:
Weighted Average Common Shares Outstanding-
    Basic and Diluted                                       17,752,000        17,543,000
Loss from Continuing Operations per Common Share
    Before Cumulative Effect of a Change in
    Accounting Principle - Basic and Diluted                     ($.22)            ($.15)
Discontinued operations                                           (.05)             (.01)
Cumulative effect of a change in accounting principle               --              (.56)
----------------------------------------------------------------------------------------
Net Loss                                                         ($.27)            ($.72)
========================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Three months ended September 30,                                       2002              2001
---------------------------------------------------------------------------------------------
                                                                           Unaudited
                                                                -----------------------------
Cash Flows from Operating Activities:
    Net loss from continuing operations before cumulative
        effect of a change in accounting principle              $(3,878,000)      $(2,551,000)
    Adjustments to reconcile net loss from continuing
        operations before cumulative effect of a change in
        accounting principle to net cash provided by
        operating activities:
        Depreciation and amortization                               847,000           587,000
        Compensation related to stock options                        30,000            30,000
        Changes in operating assets and liabilities:
           Accounts receivable                                   15,579,000        11,059,000
           Inventories                                             (701,000)         (952,000)
           Prepaid expenses and other current assets               (284,000)         (200,000)
           Accounts payable and accrued expenses                 (2,493,000)       (1,835,000)
           Other assets                                               2,000           193,000
---------------------------------------------------------------------------------------------

Net Cash Provided By Operating Activities                         9,102,000         6,331,000
---------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
    Payments related to purchase of business                        (17,000)               --
    Increase in officer receivables                                      --           (10,000)
    Purchase of property and equipment                             (340,000)         (263,000)
    Purchase of intangibles                                         (82,000)          (97,000)
---------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                              (439,000)         (370,000)
=============================================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Three months ended September 30,                          2002             2001
-------------------------------------------------------------------------------
                                                             Unaudited
                                                   ----------------------------

Cash Flows from Financing Activities:
    Deferred finance costs                         $  (241,000)     $  (100,000)
    Net payments on lines-of-credit                 (7,433,000)      (5,881,000)
    Payments on long-term debt                        (100,000)              --
    Other                                                   --          (19,000)
-------------------------------------------------------------------------------
Net Cash Used In Financing Activities               (7,774,000)      (6,000,000)
-------------------------------------------------------------------------------

Net increase in cash and cash equivalents from
    continuing operations                              889,000          (39,000)
Cash used in discontinued operations                  (431,000)         (13,000)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents              458,000          (52,000)

Cash and Cash Equivalents, beginning of period         219,000        2,741,000
-------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period           $   677,000      $ 2,689,000
================================================================================

Supplemental Disclosure of Cash Flow
Information
    Cash paid for interest                         $ 1,751,000      $ 1,911,000
    Cash paid for taxes                            $        --      $   173,000
================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                     Notes to Consolidated Financials Statements

================================================================================

1. The accompanying consolidated financial statements at September 30, 2002 and for the three months ended September 30, 2002 and 2001 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the three months ended September 30, 2002 are not necessarily indicative of the results of operations for a full year.

2. Refer to the audited consolidated financial statements for the year ended June 30, 2002, for details of accounting policies and detailed notes to the consolidated financial statements.

3.    Inventories consist of:

                                  September 30, 2002         June 30, 2002
      --------------------------------------------------------------------

      Raw materials                       $4,352,000            $4,025,000
      Finished goods                       4,372,000             3,998,000
      --------------------------------------------------------------------

                                          $8,724,000            $8,023,000
      ====================================================================

4. On November 15, 2001, the Company entered into a financing agreement expiring November 15, 2004 to provide $25,000,000 in senior secured financing, as amended. The agreement provides for a $23,000,000 revolving credit facility and a $2,000,000 term loan due in monthly installments of $33,000 plus interest. The term loan balance outstanding at September 30, 2002 and June 30, 2002 was $1,667,000 and $1,767,000, respectively.
      Interest on borrowings is calculated at variable annual rates based on either the bank's prime rate plus an applicable marginal rate or the federal funds rate plus an applicable marginal rate (effectively 5.75% on the term loan and 5.25% on the revolving credit facility). Borrowings on the revolving credit facility are limited based on eligible borrowing bases, (effectively $9,595,000 at September 30, 2002). At September 30, 2002 the Company had $7,603,000 of borrowings outstanding under the revolving credit facility. These borrowings were paid in full on November 1, 2002 with proceeds from the new financing agreements discussed below.

      The Company's obligations under the revolving credit facility were guaranteed by its subsidiaries and secured by a security interest in favor of the bank on substantially all of the assets of the Company and its subsidiaries. The Company was also subject to certain fees and restrictions in conjunction with the financing. Upon the occurrence of an event of default as specified in the financing agreement, the maturity of loans outstanding under the financing agreement might have been accelerated by the bank, which might have also foreclosed its security interest on the assets of the Company and its subsidiaries.

      On November 15, 2001, the Company also entered into a financing agreement to provide $6,250,000 of subordinated debt. At September 30, 2002 and June 30, 2002, the Company had borrowings outstanding of $5,987,000 and $5,945,000, net of discounts of $863,000 and $905,000 respectively, pursuant to the subordinated secured notes due in November 2007 with an effective interest rate of 18.4%. Interest was charged on the face of the notes at 16% and 14% per annum, payable monthly. The issue price of the 16% notes was 90% of the face amount of the notes resulting in a discount of $600,000. The notes were secured by a second lien on all assets of the Company and ranked junior to the senior financing provided by the bank. In connection with this financing, the Company issued to the purchasers of the notes

                                        U.S. Home & Garden Inc. and Subsidiaries

                                     Notes to Consolidated Financials Statements

================================================================================

      warrants to purchase up to 3.75% of the fully diluted common stock of the Company and an option to purchase from the Company certain Trust Preferred Securities of the Company's subsidiary, U.S. Home and Garden Trust I, that are owned by the Company, which resulted in an additional discount of $402,000.

      Under the two financing agreements, the Company and its subsidiaries were required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guarantees, dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and (b) certain limitations on mergers, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must have complied with certain financial tests and ratios and other covenants. A violation of any of these covenants constituted an event of default under the financing agreements. At September 30, 2002, the Company was in violation of certain covenants, and all debt outstanding under the agreements has been classified as current at September 30, 2002.

      The Company replaced the $25,000,000 and $6,250,000 financing agreements with a new senior credit facility dated as of October 30, 2002 for the Company and its material subsidiaries. Foothill Capital Corporation, which is the administrative agent for the facility, is also the revolving credit lender, and Ableco Finance LLC is providing a term loan. The total amount of the new credit facility is $35 million, of which $23 million is a revolving credit facility and $12 million is a term loan. The new credit facility matures in three years. Interest on the revolving credit facility is at variable annual interest rates based on the prime rate or LIBOR plus applicable marginal rates. Interest on the term loan is at variable annual interest rates based on the prime rate with a minimum rate of 9.75% plus 2% of accrued interest payable upon maturity (payment in kind interest). The interest rate on the term loan increases 2% each year the balance is outstanding. Borrowings on the revolving credit facility are limited based on eligible borrowing bases.

      As a result of the new credit facility, the Company will write-off $1,089,000 of deferred financing costs related to the replaced financing agreements in the quarter ended December 31, 2002. The Company will also record pre-payment penalties and other fees and expenses of $2,034,000.

      The Company and its material subsidiaries' obligations under the new credit facility are secured by a security interest in favor of the lenders in substantially all of the assets of the Company and its material subsidiaries. The Company and its material subsidiaries are subject to certain financial and other covenants under the new credit facility.

      Upon repayment of the $6,250,000 subordinated debt, the Company continues to have certain ongoing obligations under the subordinated debt financing agreement to the holders of the warrants to purchase common stock of the Company and option to purchase Trust Preferred Securities described above by virtue of their ownership of such securities.

5. In June 2002, the Company announced that is was discontinuing the operations conducted through its subsidiary Weed Wizard Acquisition Corp. ("Weed Wizard") effective September 30, 2002. Despite the Company's efforts to increase sales and return to profitability, Weed Wizard experienced continued erosion of its business. The Company plans to dispose of the assets and liabilities of Weed Wizard,

                                        U.S. Home & Garden Inc. and Subsidiaries

                                     Notes to Consolidated Financials Statements

================================================================================

      including amounts written off, through a sale of the assets and liquidation of the liabilities during fiscal 2003.

      Revenues for Weed Wizard for the three months ended September 30, 2002 and 2001 were $64,000 and $167,000, respectively. The Company had a net loss from operations of Weed Wizard of $978,000 and $270,000 for the three months ended September 30, 2002 and 2001, respectively.

      In June 2001, the Company announced that it was discontinuing its e-commerce imitative, which it was conducting though its subsidiary, Egarden, Inc. (Egarden), effective June 30, 2001. All severance payments were made by June 30, 2002. No adjustments were required to the liability recorded for severance payments since June 30, 2001. All of the assets of Egarden, including amounts written off, were sold during the year ended June 30, 2002.

      Revenues of Egarden for the three months ended September 30, 2002 and 2001 were not material.

      The assets and liabilities of discontinued Weed Wizard and Egarden operations reported in the consolidated balance sheets consist of the following:

                                                     September 30, 2002
          =========================================================================

                                         Weed Wizard       Egarden            Total
          =========================================================================
          Current Assets:
          Cash and cash equivalents         $     --       $63,000       $   63,000
          Accounts receivable:
               Trade                         273,000            --          273,000
               Settlement                    195,000            --          195,000
          Other current assets                 7,000            --            7,000
          -------------------------------------------------------------------------

          Total Current Assets              $475,000       $63,000       $  538,000
          =========================================================================

          Current Liabilities:
          Accounts payable                  $  9,000       $    --       $    9,000
          Accrued expenses                   184,000        17,000          201,000
          -------------------------------------------------------------------------

          Total Current Liabilities         $193,000       $17,000       $  210,000
          =========================================================================

                                        U.S. Home & Garden Inc. and Subsidiaries

                                     Notes to Consolidated Financials Statements

================================================================================

                                                       June 30, 2002
                                         ------------------------------------------

                                         Weed Wizard       Egarden            Total
          -------------------------------------------------------------------------
          Current Assets:
          Cash and cash equivalents         $     --       $62,000       $   62,000
          Accounts receivable:
               Trade                         385,000            --          385,000
               Settlement                    195,000            --          195,000
          Inventories                        274,000            --          274,000
          Other current assets               136,000            --          136,000
          -------------------------------------------------------------------------

          Total Current Assets              $990,000       $62,000       $1,052,000
          =========================================================================

          Long-Term Assets-
          Property and equipment, net       $100,000       $    --       $  100,000
          =========================================================================

          Current Liabilities:
          Accounts payable                  $ 98,000       $    --       $   98,000
          Accrued expenses                   163,000        16,000          179,000
          -------------------------------------------------------------------------

          Total Current Liabilities         $261,000       $16,000       $  277,000
          =========================================================================

      Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company's consolidated financial statements and notes have been restated for all periods presented to reflect the discontinued components. The current assets and current liabilities of the discontinued components have been separately stated and the property and equipment of discontinued operations has been classified as "Held for Sale" on the balance sheet. The net losses and net cash flows have been reported as "Discontinued Operations" in the accompanying consolidated financial statements. The notes have been restated to exclude amounts related to these discontinued components.

6. Effective July 1, 2001, the Company adopted SFAS No. 141 and SFAS No. 142. The Company completed a reassessment of the useful lives of all intangible assets other than goodwill which total $6,373,000 and $6,398,000 (net of accumulated amortization of $3,359,000 and $3,008,000) at September 30, 2002 and June 30, 2002, respectively. No adjustments to previously determined amortization periods were considered necessary. The Company has no intangible assets with indefinite useful lives other than goodwill at September 30, 2002.

      In conjunction with the adoption of SFAS No. 141 and SFAS No. 142, the Company completed its transitional goodwill impairment test. Ampro Industries, Inc. ("Ampro") and Golden West Agri-Products, Inc. ("Golden West") were the only reporting units where the carrying value exceeded the fair value of their net assets including goodwill. As of July 1, 2001, the net goodwill related to Ampro was $17,078,000. The Company hired an independent valuation professional to assist the Company in measuring the amount of the impairment. Based on the valuation, the Company recorded an impairment

                                        U.S. Home & Garden Inc. and Subsidiaries

                                     Notes to Consolidated Financials Statements

================================================================================

      loss at the end of the prior fiscal year of $9,390,000. The net goodwill related to Golden West at July 1, 2001 was approximately $1,165,000. Based on a valuation prepared by management, an impairment loss was recorded at the end of the prior fiscal year of $492,000. In accordance with the applicable accounting literature, for interim reporting purposes these impairment losses were reflected as of July 1, 2001 and were reported as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations.

      The Company's previous business combinations were accounted for using the purchase method. As a result of such combinations, the Company has recognized a significant amount of goodwill, which, in the aggregate, was $49,878,000 and $49,861,000, net of accumulated amortization, at September 30, 2002 and June 30, 2002, respectively. Amortization expense for all intangible assets during the three months ended September 30, 2002 and 2001 was $351,000 and $195,000, respectively. Estimated amortization expense for continuing operations for each of the five succeeding fiscal years is as follows:

                    Year Ended June 30,                                 Amount
                    ----------------------------------------------------------

                    2003                                            $1,400,000
                    2004                                            $1,400,000
                    2005                                            $  877,000
                    2006                                            $  667,000
                    2007                                            $  667,000

7. In the normal course of business, the Company is subject to proceedings, lawsuits, and other claims, including proceedings under laws and government regulations related to product safety and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

      In fiscal 2001, the Company commenced an action against A.A.B.B., Inc. (formerly known as Weed Wizard Inc.) and certain of its stockholders and officers relating to the purchase from the defendants of substantially all of the assets of Weed Wizard, Inc. by the Company. The Company sought to rescind the transaction or to recover monetary damages. A.A.B.B., Inc. asserted a counterclaim for breach of contract against the Company for $720,000, plus interest, representing an alleged adjustment to the purchase price.

      During fiscal 2001, the U.S. Consumer Product Safety Commission ("CPSC") began an investigation into a product previously distributed by the Company's Weed Wizard subsidiary. In October 2002 the Company and the CPSC entered into a formal settlement agreement. The settlement provides for an aggregate fine of $885,000, against the Company and A.A.B.B., Inc. Pursuant to the settlement agreement, the Company and A.A.B.B Inc. will each pay $442,500 of the fine.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                     Notes to Consolidated Financials Statements

================================================================================

      In October 2002, the Company entered into a settlement agreement with A.A.B.B., Inc. The settlement involves a payment by A.A.B.B., Inc. of $442,500 to the CPSC in payment of the fine discussed above, a payment of approximately $308,000 to the Company, and the release of the escrow funds of approximately $329,000 to the Company. The settlement agreement with A.A.B.B., Inc. became effective upon the execution of the settlement agreement with the CPSC described above. The effects of the agreements have been reflected in the consolidated financial statements for the fiscal year ended June 30, 2002 (resulting in a receivable of $195,000 as of September 30, 2002), except for expenses incurred subsequent to that date.

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

These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, ability to successfully integrate acquired companies and product lines, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, uncertainty of continued listing of the Company's common stock on NASDAQ due to its possible inability to meet NASDAQ continuing listing criteria, and the general condition of the economy and its effect on the securities markets and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly owned subsidiaries, Ampro, Easy Gardener, Inc. ("Easy Gardener"), and Golden West and Easy Gardener's wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. and Weed Wizard. In June 2002, the Company announced the discontinuation of the Weed Wizard operations effective September 30, 2002. Since 1992, the Company consummated eleven acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of approximately $111,000,000 in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $49,878,000 and $49,861,000, net of accumulated amortization, at September 30, 2002 and June 30, 2002, respectively.

The consumer lawn and garden market continues to become more consolidated with fewer retailers accounting for an increasing percentage of all lawn and garden products sold. This increasing concentration provides the largest retailers with greater leverage over their suppliers, such as the Company. This leverage could result in decreased margins for suppliers, including the Company, who may be required to make greater price concessions to their large retail accounts without being able to reduce the costs of the products sold by them to the retailers. This leverage by the large retailers could also increase sales volatility for the Company as well as other suppliers of lawn and garden products.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                                              September 30,
                                                            2002         2001
                                                           ==================

Net sales                                                  100.0%       100.0%
Cost of sales                                               62.2         58.9
                                                           ==================
Gross profit                                                37.8         41.1
Selling and shipping expenses                               31.6         28.9
General and administrative expenses                         18.4         15.9
Depreciation and amortization                                3.3          2.1
                                                           ==================
Loss from operations                                       (15.5)        (5.8)
Interest expense, net                                      (14.0)       (13.1)
                                                           ==================
Loss from continuing operations before cumulative
effect of a change in accounting principle                 (29.5)       (18.9)
Loss from discontinued operations                           (7.4)        (2.0)
                                                           ==================
Loss before cumulative effect of a change
     in accounting principle                               (36.9)       (20.9)
Cumulative effect of a change in accounting principle         --        (73.3)
                                                           ==================
Net loss                                                   (36.9%)      (94.2%)
                                                           ==================

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net sales. Net sales decreased by $332,000, or 2.5%, to $13,151,000 during the three months ended September 30, 2002, from $13,483,000 during the comparable period in 2001. The decrease in net sales was the result of an increase in the levels of rebates and discounts given to key customers in the quarter ended September 30, 2002. Rebates, discounts and returns and allowances are deductions to arrive at net sales. These deductions increased approximately $700,000 in the quarter ended September 30, 2002 as compared to the comparable period in 2001. The Company expects its largest customer will achieve sales levels entitling it to a higher percentage level of rebates, which resulted in the Company accruing an additional $500,000 in rebate expense in the September 30, 2002 quarter. A special July 2002 promotional program for the Company's largest customer increased discounts by $200,000. The amount of rebates will vary from quarter to quarter, depending upon the amount of sales made to the Company's largest customers.

Cost of sales. Cost of sales increased by $244,000, or 3.1% to $8,186,000 for the three months ended September 30, 2002 from $7,942,000 during the comparable period in 2001. The increase was a result of the increase in gross sales. Cost of sales as a percentage of net sales increased to 62.2% during the three months ended September 30, 2002 from 58.9% during the comparable period in 2001. Cost of sales measured as a percentage of sales before rebates, discounts and returns and allowances increased 0.4% points.

Gross profit. Gross profit decreased by $576,000, or 10.4%, to $4,965,000 for the three months ended September 30, 2002 from $5,541,000 during the comparable period in 2001. Gross profit as a percentage of net sales decreased to 37.8% during the three months ended September 30, 2002, from 41.1% during the comparable period in 2001. This decrease in gross profit dollars and as a percentage of net sales results from the increased rebate and discount incentives noted above.

Selling and shipping expenses. Selling and shipping expenses increased by $265,000, or 6.8% to $4,156,000 during the three months ended September 30, 2002 from $3,891,000 during the comparable period in 2001. As a percentage of net sales, selling and shipping expenses increased to 31.6% during the three months ended September 30, 2002 from 28.9% during the comparable period in 2001. This increase in expense and increase as a percent of net sales was attributable to increased outbound freight and also to the decrease in net revenue. Outbound freight costs increased $460,000 in the three months ended September 30, 2002 while employee and other selling and shipping expenses decreased $195,000. Outbound freight costs as a percentage of sales before rebate and other deductions noted above increased approximately 3% points in the three months ended September 30, 2002 from the comparable period in 2001. The increase in outbound freight costs resulted primarily from using required carriers stipulated by a significant customer.

General and administrative expenses. General and administrative expenses increased by $277,000 or 12.9%, to $2,426,000 during the three months ended September 30, 2002 from $2,149,000 during the comparable period in 2001. This increase is primarily related to legal and accounting costs. As a percentage of net sales, general and administrative expenses increased to 18.4% during the three months ended September 30, 2002 from 15.9% during the comparable period in 2001.

Depreciation and amortization. Depreciation and amortization expenses increased by $142,000 or 49.8% to $427,000 during the three months ended September 30, 2002 from $285,000 during the comparable period in 2001. This increase is primarily due to additional amortization related to a non-compete agreement that the company began amortizing in October 2001 as well as increased amortization of deferred financing costs. As a percentage of net sales, depreciation and amortization expenses increased to 3.3% during the three months ended September 30, 2002 from 2.1% during the comparable period in 2001.

Loss from continuing operations. Loss from continuing operations increased by $1,327,000 or 52.0% to $3,878,000 during the three months ended September 30, 2002, from $2,551,000 during the comparable period in 2001. The increase in loss from continuing operations was primarily due to increased rebates and discounts and increased operating expenses as noted above. As a percentage of net sales, loss from operations increased to 29.5% for the three months ended September 30, 2002 from 18.9% during the comparable period in 2001.

Interest expense. Net interest expense increased $67,000, or 3.8% to $1,834,000 during the three months ended September 30, 2002, from $1,767,000 during the comparable period in 2001. The increase in interest expense is primarily related to an increase in the interest rate under the subordinated debt in the three months ended September 30, 2002, and also to an increase in borrowing levels.

Income taxes. No income tax benefit was recorded for the three months ended September 30, 2002 and 2001, due to a valuation allowance established for the full amount of the deferred tax asset generated during the three months ended September 30, 2002 and 2001. The income tax benefit for each interim period is based upon the Company's estimated effective income tax rate for the year.

Discontinued Operations. Loss from discontinued operations increased from $270,000, or 262% to $978,000 during the three months ended September 30, 2002, from the comparable period in 2001. The $708,000 increase in loss from discontinued operations is primarily due to legal costs associated with settling the CPSC and A.A.B.B., Inc. litigation, and a write-down of assets.

Cumulative Effect of a Change in Accounting Principle. The cumulative effect of a change in accounting principle during the three months ended September 30, 2001 resulted from the transitional goodwill impairment test required in conjunction with the adoption of SFAS No. 142. The recording of an impairment loss of $9,882,000, which is primarily related to the Ampro operations, is reflected as a cumulative effect of a change in accounting principle. See Note 6 to the Consolidated Financial Statements.

Net loss. Net loss decreased by $7,847,000 to $4,856,000 during the three months ended September 30, 2002 from a net loss of $12,703,000 during the comparable period in 2001. Net loss per common share decreased to $0.27 per share for the three months ended September 30, 2002 from net loss of $0.72 per share during the comparable period in 2001. The decrease in net loss and net loss per common share is due primarily to the cumulative effect of a change in accounting principle recorded in the three months ended September 30, 2001 of $9,882,000 as noted above.

Seasonality

The Company's sales are seasonal due to the nature of the lawn and garden business, in parallel with the annual growing season. The Company's sales and shipping are most active from late March through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. The buying pattern of retailers, including our retail customers, is changing and stores are replenishing their inventory when sales are made by them rather than buying large quantities of inventory in advance of the selling season. Sales typically decline in mid-summer.

Sales of the Company's agricultural products, which were not material during the three months ended September 30, 2002, are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through cash generated by operations, net proceeds from the Company's private placements and public sales of securities and borrowings from lending institutions.

At September 30, 2002, the Company had consolidated cash and short-term investments totaling $677,000, and a working capital deficit of $1,869,000. At June 30, 2002, the Company had consolidated cash and short-term investments totaling $219,000, and working capital of $2,728,000. The decrease in working capital was primarily attributable to the funding of the net loss for the quarter, including the loss from discontinued operations.

Net cash provided by operating activities for the three months ended September 30, 2002 of $9.1 million consisted primarily of a decrease in accounts receivable of $15.6 million. This was partially offset by the net loss from continuing operations of $3.9 million, adjusted for non-cash expenses of $0.9 million, a decrease in accounts payable and accrued expenses of $2.5 million and an increase in inventories and prepaid expenses of $1.0 million. The decrease in accounts receivable is consistent with the seasonal nature of our business, offset in part due to extended payment terms from 30 to 60 days with a key customer.

Net cash used in investing activities for the three months ended September 30, 2002 of $0.4 million is primarily due to capital purchases of equipment and intangible assets.

Net cash used in financing activities for the three months ended September 30, 2002 of $7.8 million is primarily due to payments made on the revolving credit facility with cash provided by operating activities.

On November 15, 2001, the Company entered into a financing agreement expiring November 15, 2004 to provide $25,000,000 in senior secured financing, as amended. The agreement provides for a $23,000,000 revolving credit facility and a $2,000,000 term loan due in monthly installments of $33,000 plus interest. The term loan balance outstanding at September 30, 2002 and June 30, 2002 was $1,667,000 and $1,767,000, respectively. Interest on borrowings is calculated at variable annual rates based on either the bank's prime rate plus an applicable marginal rate or the federal funds rate plus an applicable marginal rate (effectively 5.75% on the term loan and 5.25% on the revolving credit facility). Borrowings on the revolving credit facility are limited based on eligible borrowing bases, (effectively $9,595,000 at September 30, 2002). At September 30, 2002 the Company had $7,603,000 of borrowings outstanding under the revolving credit facility. These transactions were paid in full on November 1, 2002.

The Company's obligations under the revolving credit facility were guaranteed by its subsidiaries and secured by a security interest in favor of the bank on substantially all of the assets of the Company and its subsidiaries. The Company was also subject to certain fees and restrictions in conjunction with the financing. Upon the occurrence of an event of default as specified in the financing agreement, the maturity of loans outstanding under the financing agreement might have been accelerated by the bank, which might have also foreclosed its security interest on the assets of the Company and its subsidiaries.

On November 15, 2001, the Company also entered into a financing agreement to provide $6,250,000 of subordinated debt. At September 30, 2002 and June 30, 2002, the Company had borrowings outstanding of $5,987,000 and $5,945,000, net of discounts of $863,000 and $905,000 respectively, pursuant to the subordinated secured notes due in November 2007 with an effective interest rate of 18.4%. Interest was charged on the face of the notes at 16% and 14% per annum, payable monthly. The issue price of the 16% notes was 90% of the face amount of the notes resulting in a discount of $600,000. The notes were secured by a second lien on all assets of the Company and ranked junior to the senior financing provided by the bank. In connection with this financing, the Company issued to the purchasers of the notes warrants to purchase up to 3.75% of the fully diluted common stock of the Company and an option to purchase from the Company certain Trust Preferred Securities of the Company's subsidiary, U.S. Home and Garden Trust I, that are owned by the Company, which resulted in an additional discount of $402,000.

Under the two financing agreements, the Company and its subsidiaries were required, among other things, to comply with (a) certain limitations on incurring additional indebtedness, liens and guarantees, dispositions of assets, payment of cash dividends and cash redemption and repurchases of securities, and
(b) certain limitations on mergers, liquidations, changes in business, investments, loans and advances, affiliate transactions and certain acquisitions. In addition, the Company must have complied with certain financial tests and ratios and other covenants. A violation of any of these covenants constituted an event of default under the financing agreements. At September 30, 2002, the Company was in violation of certain covenants, and all debt outstanding under the agreements has been classified as current at September 30, 2002.

On October 30, 2002, the Company replaced the $25,000,000 and $6,250,000 financing agreements with a new senior credit facility for the Company and its material subsidiaries. Foothill Capital Corporation, which is the administrative agent for the facility, is also the revolving credit lender, and Ableco Finance LLC is providing a term loan. The total amount of the credit facility is $35 million, of which $23 million is a revolving credit facility and $12 million is a term loan. The new credit facility matures in three years. Interest on the revolving credit facility is at variable annual interest rates based on the prime rate or LIBOR plus applicable marginal rates. Interest on the term loan is at variable annual interest rates based on the prime rate with a minimum rate of 9.75% plus 2% of accrued interest payable upon maturity (payment in kind interest). The interest rate on the term loan increases 2% each year the balance is outstanding. Borrowings on the revolving credit facility are limited based on eligible borrowing bases.

As a result of the new credit facility, the Company will write-off $1,089,000 of deferred financing costs related to the replaced financing agreements in the quarter ended December 31, 2002. The Company will also record pre-payment penalties and other fees and expenses of $2,034,000.

The Company and its material subsidiaries' obligations under the new credit facility are secured by a security interest in favor of the lenders in substantially all of the assets of the Company and its material subsidiaries. The Company and its material subsidiaries are subject to certain financial and other covenants under the new credit facility.

Upon repayment of the $6,250,000 subordinated debt, the Company continues to have certain ongoing obligations under the subordinated debt financing agreement to the holders of the warrants to purchase common stock of the Company and option to purchase Trust Preferred Securities described above by virtue of their ownership of such securities.

Commitments

The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2006. The future minimum annual lease payments under these non-cancelable operating leases are as follows:

                           Year Ended June 30,                            Amount
                           -----------------------------------------------------

                           2003                                       $  843,000
                           2004                                          731,000
                           2005                                          484,000
                           2006                                          252,000
                           -----------------------------------------------------
                                                                      $2,310,000
                           -----------------------------------------------------

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

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 requires any gain or loss from the extinguishment of debt to meet the requirements of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", to be classified as an extraordinary item, otherwise the item would be classified in the results of continuing operations. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria of APB No. 30 for classification as an extraordinary item shall be reclassified. The provisions of the statement related to the recission of SFAS No. 4 are applicable for the Company for the fiscal year ended June 30, 2003. The adoption of SFAS No. 145 did not have an effect on the Company's financial statements for the periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Currently, the Company is assessing but has not adopted SFAS No. 146. However, because there were no restructuring activities during the three months ended September 30, 2002, the Company believes there would have been no effect on current operations had the statement been applied early.

Inflation

Inflation has historically not had a material effect on the Company's operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of September 30, 2002 that are sensitive to changes in interest rates.

The Revolving Credit Facility had an interest
rate of 5.25% for the three month period ended
September 30, 2002                                       $7.6 million

The Term Loan had an interest rate of 5.75%
for the three month period ended September 30, 2002      $1.7 million

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      In July 2000, Weed Wizard Acquisition Corp. ("Weed Wizard"), a subsidiary of Easy Gardener, Inc. commenced an action in the U.S. District Court, Northern District of Georgia, against A.A.B.B., Inc. (formerly known as Weed Wizard, Inc.) its stockholders and certain of its officers. In this action the Company alleged that the defendants made certain misrepresentations and omitted to disclose certain facts regarding, among other things, alleged defects in certain of the Weed Wizard products in connection with our purchase from defendants in 1998 of substantially all of the assets of Weed Wizard, Inc. The Complaint sought to rescind the transaction, or in the alternative, to recover recissionary monetary damages, and to recover compensatory damages. In addition, the Company sought punitive damages.

      In October 2000, A.A.B.B., Inc. asserted a counterclaim for breach of contract against Weed Wizard alleging that it was owed $720,267, plus interest, representing an adjustment to the purchase price allegedly required to be made pursuant to the Asset Purchase Agreement in which Weed Wizard acquired certain A.A.B.B. Inc.'s assets. A.A.B.B., Inc. also sought to recover attorney's fees. The Company denied any liability on this counterclaim.

      In May 2002, the District Court denied the defendants' motion for summary judgment with respect to Weed Wizard's claim for breach of representations and warranties, but granted the motion to dismiss the fraud and recission claims.

      In fiscal 2001, the Company was notified by the staff of the U.S. Consumer Products Safety Commission ("CPSC") that the staff was considering recommending that the CPSC commence an action against Weed Wizard to obtain a monetary fine from Weed Wizard for the alleged failure of Weed Wizard to timely disclose to the CPSC, pursuant to the Consumer Products Safety Act, certain required information concerning a Weed Wizard product previously distributed by the Company that was the subject of a voluntary recall during July 2000. In July 2002, an action was commenced by the United States government on behalf of the CPSC against U.S. Home & Garden Inc., Easy Gardener and Weed Wizard, in the U.S. District Court for the District of Maryland, seeking unspecified civil penalties for alleged failure to provide the CPSC with timely notice of a defective product as required under the Consumer Products Safety Act. The Company denied the allegations.

      In September 2002, the U.S. District Court granted the Company's motion to dismiss the complaint for lack of jurisdiction in Maryland. The government advised the Company that it intended to commence the action in another jurisdiction. In addition, the government advised that it intended to pursue claims against A.A.B.B., Inc. and its stockholders for violation of the Consumer Products Safety Act.

      In October 2002, the Company entered into settlement agreements with A.A.B.B., Inc. and the CPSC. The settlement involved a payment by A.A.B.B., Inc. of $442,500 and a payment of $442,500 by the Company. A.A.B.B., Inc. also agreed to pay the Company approximately $308,000, and release the escrow funds of approximately $329,000 to the Company. The settlement agreement with A.A.B.B. Inc. became effective upon the execution of the settlement agreement with the CPSC. The effects of the agreements have been reflected in the prior consolidated financial statements except for expenses incurred subsequent to the date of the prior consolidated financial statements.

Item 5. Other Information

      The Company's Audit Committee has approved the provision by the Company's external auditor, BDO Seidman, LLP, of the non-audit service of rendering tax advice. This disclosure is made pursuant to Section 10A(i) (2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      10.1 Loan and Security Agreement between US Home & Garden Inc., Easy Gardener, Inc., Ampro Industries Inc., and Foothill Capital Corporation and Ableco Financing, LLC.

      99.1 Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      99.2 Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002

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


                                        By: /s/ Robert Kassel
                                            ----------------------------------
                                            President, Chief Executive Officer


                                        By: /s/ Richard Kurz
                                            ----------------------------------
                                            Chief Financial Officer

                             U.S. Home & Garden Inc.

                  Certification of Principal Executive Officer

I, Robert Kassel, President and Chief Executive Officer of U.S. Home & Garden Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of U.S. Home & Garden
      Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      a. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      a. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      a. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                        /s/ Robert Kassel
                                        -----------------------------
                                        Robert Kassel
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                             U.S. Home & Garden Inc.

                  Certification of Principal Financial Officer

I, Richard Kurz, Chief Financial Officer of U.S. Home & Garden Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of U.S. Home & Garden
      Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      c. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                        /s/ Richard Kurz
                                        -----------------------------
                                        Richard Kurz
                                        Chief Financial Officer
                                        (Principal Financial Officer)