Form 10-Q
period 2002-12-31
US HOME & GARDEN INC
filed 2003-02-14
CIK 879911

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from ______________ to______________

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

                                Yes [X]  No [_]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [_]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of January 29, 2003 there were 17,951,090 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

Consolidated balance sheets as of December 31, 2002
(Unaudited) and June 30, 2002                                                1-2

Consolidated statements of operations for the three months
and six months ended December 31, 2002 and 2001 (Unaudited)                    3

Consolidated statements of cash flows for the six months
ended December 31, 2002 and 2001 (Unaudited)                                 4-5

Notes to consolidated financial statements                                  6-11

Item 2. - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        12-20

Item 3. - Quantitative and Qualitative Disclosures About
Market Risk                                                                   20

Item 4. - Controls and Procedures                                             20

Part II. - Other Information

Item 2. - Changes of Securities and Use of Proceeds                           20

Item 5. - Other Information                                                   21

Item 6. - Exhibits and Reports on Form 8-K                                 21-22

Signatures                                                                    22

Certifications                                                             23-24

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

                                                                   December 31,    June 30,
                                                                       2002          2002
                                                                   -----------   -----------
                                                                   (Unaudited)
Assets

Current
     Cash and cash equivalents                                     $ 1,119,000   $   219,000
     Accounts receivable, less allowance for doubtful
         accounts and sales returns of $1,003,000 and $1,635,000    12,055,000    26,243,000
     Inventories                                                    10,439,000     8,023,000
     Prepaid expenses and other current assets                       1,293,000       988,000
     Refundable income taxes                                           137,000       405,000
     Deferred tax asset                                                688,000       688,000
     Current assets of discontinued operations                         180,000     1,052,000
--------------------------------------------------------------------------------------------

Total Current Assets                                                25,911,000    37,618,000

Property and Equipment, net                                          4,577,000     4,850,000

Intangible Assets
     Goodwill, net                                                  49,878,000    49,861,000
     Deferred financing costs, net of accumulated
         amortization of $791,000 and $578,000                       4,130,000     3,570,000
     Non-compete agreements, net of accumulated
         amortization of $586,000 and $407,000                         924,000     1,103,000
     Package tooling costs, net of accumulated
         amortization of $2,125,000 and $1,860,000                   1,159,000     1,216,000
     Product rights, patents and trademarks, net of
         accumulated amortization of $184,000 and $163,000             488,000       509,000

Officer Receivables                                                    512,000       512,000

Property and Equipment of Discontinued Operations
     Held For Sale                                                          --       100,000

Other Assets                                                            26,000        26,000
--------------------------------------------------------------------------------------------

Total Assets                                                       $87,605,000   $99,365,000
============================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

                                                                   December 31,    June 30,
                                                                       2002          2002
                                                                   -----------   -----------
                                                                   (Unaudited)
Liabilities and Stockholders' Equity (Deficit)
Current
     Revolving credit facility                                   $  4,610,000    $ 15,036,000
     Accounts payable                                               8,561,000       7,180,000
     Accrued co-op advertising                                        538,000         740,000
     Accrued commissions                                              455,000       1,437,000
     Accrued rebates                                                  424,000         931,000
     Accrued expenses                                               1,569,000       1,577,000
     Current portion of long-term debt                                     --       7,712,000
     Current liabilities of discontinued operations                   212,000         277,000
---------------------------------------------------------------------------------------------

Total Current Liabilities                                          16,369,000      34,890,000

Revolving Credit Facility                                           6,000,000              --
Long-Term Debt                                                     12,020,000              --
Deferred Tax Liability                                                542,000         542,000
Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary Trust Holding
     Solely Junior Subordinated Debentures                         56,979,000      56,951,000
---------------------------------------------------------------------------------------------
Total Liabilities                                                  91,910,000      92,383,000
---------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
     Preferred stock, 1,000,000 shares authorized and unissued             --              --
     Common stock, $0.001 par value - shares authorized,
         75,000,000; 21,841,000 and 21,641,000 shares issued           22,000          22,000
     Additional paid-in capital                                    52,411,000      52,351,000
     Retained deficit                                             (43,910,000)    (32,563,000)
---------------------------------------------------------------------------------------------
                                                                    8,523,000      19,810,000

Less: Treasury Stock, 3,890,000 shares at cost                    (12,828,000)    (12,828,000)
---------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                               (4,305,000)      6,982,000
---------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficit)             $ 87,605,000    $ 99,365,000
=============================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Operations

                                                             Three Months Ended               Six Months Ended
                                                                 December 31,                    December 31,
                                                            2002             2001            2002            2001
                                                                  Unaudited                       Unaudited
                                                        ------------------------------------------------------------
Net sales                                               $ 12,351,000    $ 11,762,000    $ 25,502,000    $ 25,245,000
Cost of Sales                                              7,167,000       7,011,000      15,353,000      14,953,000
--------------------------------------------------------------------------------------------------------------------
Gross Profit                                               5,184,000       4,751,000      10,149,000      10,292,000
--------------------------------------------------------------------------------------------------------------------
Operating Expenses
      Selling and shipping                                 3,400,000       3,326,000       7,556,000       7,217,000
      General and administrative                           1,848,000       1,891,000       4,080,000       4,040,000
      Depreciation                                           183,000         187,000         363,000         374,000
      Other amortization                                     226,000         190,000         473,000         288,000
--------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                   5,657,000       5,594,000      12,472,000      11,919,000
--------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations                             (473,000)       (843,000)     (2,323,000)     (1,627,000)
Other Expenses
      Refinancing and transaction costs                   (3,869,000)       (254,000)     (4,063,000)       (254,000)
      Interest expense, net                               (1,826,000)     (1,740,000)     (3,660,000)     (3,507,000)
--------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations Before Income
      Tax and Cumulative Effect of a Change in
      Accounting Principle                                (6,168,000)     (2,837,000)    (10,046,000)     (5,388,000)
Income Tax Expense                                          (108,000)             --        (108,000)             --
--------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations Before Cumulative
       Effect of a Change in Accounting Principle         (6,276,000)     (2,837,000)    (10,154,000)     (5,388,000)
Discontinued Operations -
      Loss from discontinued operations                     (215,000)       (488,000)     (1,193,000)       (758,000)
--------------------------------------------------------------------------------------------------------------------
Loss Before Cumulative Effect of a
      Change In Accounting Principle                      (6,491,000)     (3,325,000)    (11,347,000)     (6,146,000)
Cumulative effect of a change in accounting principle             --              --              --      (9,882,000)
--------------------------------------------------------------------------------------------------------------------
Net Loss                                                $ (6,491,000)   $ (3,325,000)   $(11,347,000)   $(16,028,000)
====================================================================================================================
Per Share Amounts:
Weighted Average Common Shares
      Outstanding - Basic and Diluted                     17,879,000      17,543,000      17,806,000      17,543,000
Loss from Continuing Operations per Common
      Share Before Cumulative Effect of a Change in
      Accounting Principle - Basic and Diluted          $      (0.35)   $      (0.16)   $      (0.57)   $      (0.31)
Discontinued operations                                        (0.01)          (0.03)          (0.07)          (0.04)
Cumulative effect of a change in accounting principle             --              --              --           (0.56)
--------------------------------------------------------------------------------------------------------------------
Net Loss                                                $      (0.36)   $      (0.19)   $      (0.64)   $      (0.91)
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows


Six months ended December 31,                                          2002           2001
------------------------------------------------------------------------------------------
                                                                        Unaudited
                                                               ---------------------------
Cash Flows from Operating Activities:
     Net loss from continuing operations before cumulative
         effect of a change in accounting principle            $(10,154,000)   $(5,388,000)
     Adjustments to reconcile net loss from continuing
          operations before cumulative effect of a change in
         accounting principle to net cash provided
         by operating activities:
         Depreciation and amortization                            1,610,000      1,379,000
         Write-off of deferred finance costs and discounts        1,928,000        254,000
         Compensation related to stock options                       60,000         60,000
         Changes in operating assets and liabilities:
             Accounts receivable                                 14,188,000      9,996,000
             Inventories                                         (2,416,000)      (250,000)
             Prepaid expenses and other current assets              (37,000)      (315,000)
             Accounts payable and accrued expenses                 (318,000)       618,000
             Other assets                                                --        278,000
------------------------------------------------------------------------------------------

Net Cash Provided By Operating Activities                         4,861,000      6,632,000
------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Payments related to purchase of business                       (17,000)            --
     Increase in officer receivables                                     --        (20,000)
     Purchase of property and equipment                            (565,000)      (577,000)
     Purchase of intangibles                                       (208,000)      (219,000)
------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                              (790,000)      (816,000)
==========================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows


Six months ended December 31,                                   2002            2001
------------------------------------------------------------------------------------
                                                                  Unaudited
                                                        ----------------------------
Cash Flows from Financing Activities:
     Deferred finance costs                             $ (1,863,000)   $   (951,000)
     Net payments on lines-of-credit                      (4,426,000)    (15,810,000)
     Proceeds from long-term debt                         12,020,000       8,263,000
     Principal payments on long-term debt                 (8,616,000)        (33,000)
------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                     (2,885,000)     (8,531,000)
------------------------------------------------------------------------------------

Net increase in cash and cash equivalents from
     continuing operations                                 1,186,000      (2,715,000)
Cash used in discontinued operations                        (286,000)         (9,000)
------------------------------------------------------------------------------------
Net increase (decrease)  in cash and cash equivalents        900,000      (2,724,000)

Cash and Cash Equivalents, beginning of period               219,000       2,724,000
------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                $  1,119,000    $         --
====================================================================================

Supplemental Disclosure of Cash Flow
Information
     Cash paid for interest                             $  3,599,000    $  3,511,000
     Cash paid (refund received) for taxes - net        $   (180,000)   $    219,000
====================================================================================

Non-Cash Investing and Financing Activities
     Issuance of 16% subordinated notes at
        90% of face amount                              $         --    $    600,000
     Issuance of warrants and options in
        conjunction with debt refinancing               $         --    $    402,000
====================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

1. The accompanying consolidated financial statements at December 31, 2002 and for the three months and six months ended December 31, 2002 and 2001 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the six months ended December 31, 2002 are not necessarily indicative of the results of operations for a full year.

2. Refer to the audited consolidated financial statements for the year ended June 30, 2002, for details of accounting policies and detailed notes to the consolidated financial statements.

3.   Inventories consist of:

                               December 31, 2002             June 30, 2002
     ---------------------------------------------------------------------

     Raw materials                  $  4,952,000              $  4,025,000
     Finished goods                    5,487,000                 3,998,000
     ---------------------------------------------------------------------

                                    $ 10,439,000              $  8,023,000
     =====================================================================

4. All shipping and handling expenses are included in the selling and shipping caption and totaled approximately $1,061,000 and $1,099,000 for the three months ended December 31, 2002 and 2001 respectively and $2,433,000 and $2,011,000 for the six months ended December 31, 2002 and 2001 respectively.

5. The Company entered into a senior credit facility dated as of October 30, 2002 for the Company and its material subsidiaries. Foothill Capital Corporation, which is the administrative agent for the facility, is also the revolving credit lender, and Ableco Finance LLC is providing a term loan. The total amount of the new credit facility is $35 million, of which $23 million is a revolving credit facility and $12 million is a term loan. Of the $10,610,000 outstanding on the credit facility, $6,000,000 has been classified as long-term debt. The new credit facility matures in three years. Interest on the revolving credit facility is at variable annual interest rates based on the prime rate or LIBOR plus applicable marginal rates. Interest on the term loan is at variable annual interest rates based on the prime rate with a minimum rate of 9.75% plus 2% of accrued interest payable upon maturity (payment in kind interest). The interest rate on the term loan increases 2% each year the balance is outstanding. Borrowings on the revolving credit facility are limited based on eligible borrowing bases, effectively $13,872,000 at December 31, 2002.

     The Company and its material subsidiaries' obligations under the new credit facility are secured by a security interest in favor of the lenders in substantially all of the assets of the Company and its material subsidiaries. The Company and its material subsidiaries are subject to certain financial and other covenants under the new credit facility. At December 31, 2002, the Company was in compliance with the covenants.

     The Company had a financing agreement to provide $25,000,000 in senior secured financing. The agreement provided for a $23,000,000 revolving credit facility and a $2,000,000 term loan due in monthly installments of $33,000 plus interest. The term loan balance outstanding at June 30, 2002 was $1,767,000. Interest on borrowings was calculated at variable annual rates based on either the bank's prime rate plus an applicable marginal rate or the federal funds rate plus an applicable marginal rate. At

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

     June 30, 2002 the Company had $15,036,000 of borrowings outstanding under the revolving credit facility. These borrowings were paid in full on November 1, 2002 with proceeds from the new financing agreements discussed above.

     The Company also had a financing agreement to provide $6,250,000 of subordinated debt. At June 30, 2002, the Company had borrowings outstanding of $5,945,000, net of discounts of $905,000, pursuant to the subordinated secured notes. Interest was charged on the face of the notes at 16% and 14% per annum, payable monthly. The issue price of the 16% notes was 90% of the face amount of the notes resulting in a discount of $600,000. In connection with this financing, the Company issued to the purchasers of the notes warrants to purchase up to 3.75% of the fully diluted common stock of the Company and an option to purchase from the Company certain Trust Preferred Securities of the Company's subsidiary, U.S. Home and Garden Trust I, that are owned by the Company, which resulted in an additional discount of $402,000. These borrowings were paid in full on November 1, 2002 with proceeds from the new financing agreements discussed above.

     Upon repayment of the $6,250,000 subordinated debt, the Company continues to have certain ongoing obligations under the subordinated debt financing agreement to the holders of the warrants to purchase common stock of the Company and option to purchase Trust Preferred Securities described above by virtue of these agreements.

6. In December 2002, the Company announced an agreement to sell substantially all of its assets to a management group led by Richard Grandy, Chief Operating Officer of the Company.

     Under the terms of the agreement, Easy Gardener Products Ltd. a new entity owned by the management group will acquire substantially all of the assets and assume substantially all of the liabilities of Easy Gardener, Inc. and its subsidiaries, Easy Gardener, UK, Ltd, Weatherly Consumer Products Group, Inc. and Weatherly Consumer Products, Inc. and Ampro Industries, Inc. The new company will also assume the obligations of the parent company, US Home & Garden, Inc., (USHG) to make monthly payments to U.S. Home & Garden Trust I which will allow the Trust to make distributions to holders of its Trust Preferred Securities. The transaction is subject to the approval of the holders of the Trust Preferred Securities and a proxy statement seeking such approval has been filed with the SEC as part of a registration statement of Easy Gardener Products Ltd and U.S. Home & Garden Trust I that is subject to SEC review and effectiveness. The proposed sale is also subject to a number of additional conditions including the buyer obtaining the required financing.

     Management of the Company anticipates that the proposed sale transaction will be completed by the early part of the quarter ended June 30, 2003. The Asset Purchase Agreement provides that the proposed transaction must be completed on or before June 30, 2003.

     After subtracting costs of the transaction, the Company expects to receive net cash of $18,700,000 upon the following terms: net cash of between $17,900,000 and $18,200,000 at the closing and an additional cash payment of between $500,000 and $800,000 on or before December 31, 2003.

7. Refinancing and transaction costs included in the Consolidated Statements of Operations for the three and six month periods ended December 31, 2002 relate to the refinancing described in note 5 to the

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

     financial statements and the proposed asset sale described in note 6 to the financial statements. As a result of the refinancing, the Company wrote-off $1,928,000 of previously deferred financing costs and discounts related to the replaced financing agreements and also recorded fees and expenses of $1,668,000 in the quarter ended December 31, 2002. Also included in this caption is $273,000 of costs incurred in the quarter ended December 31, 2002 related to the proposed asset sale transaction and $467,000 of costs incurred in the six months ended December 31, 2002. The Company capitalized $1,863,000 of deferred financing costs related to the new financing during the quarter ended December 31, 2002.

8. In June 2002, the Company announced that is was discontinuing the operations conducted through its subsidiary Weed Wizard Acquisition Corp. ("Weed Wizard") effective September 30, 2002. Despite the Company's efforts to increase sales and return to profitability, Weed Wizard experienced continued erosion of its business. The Company plans to dispose of the assets and liabilities of Weed Wizard through a sale of the assets and liquidation of the liabilities during fiscal 2003.

     Revenues for Weed Wizard for the three months and six months ended December 31, 2002 and 2001 were not material. The Company had a net loss from the discontinued operations of Weed Wizard of $215,000 and $488,000 for the three months ended December 31, 2002 and 2001, respectively, and $1,193,000 and $758,000 for the six months ended December 31, 2002 and 2001, respectively.

     In June 2001, the Company announced that it was discontinuing its e-commerce initiative, which it was conducting though its subsidiary, Egarden, Inc. (Egarden), effective June 30, 2001. All severance payments were made by June 30, 2002. No adjustments were required to the liability recorded for severance payments since June 30, 2001.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

The assets and liabilities of discontinued Weed Wizard and Egarden operations reported in the consolidated balance sheets consist of the following:

                                                December 31, 2002
     -----------------------------------------------------------------------
                                     Weed Wizard       Egarden         Total
     -----------------------------------------------------------------------

     Current Assets:
     Cash and cash equivalents       $        --    $   62,000    $   62,000
     Accounts receivable: -
          Trade                          117,000            --       117,000
     Other current assets                  1,000            --         1,000
     -----------------------------------------------------------------------

     Total Current Assets            $   118,000    $   62,000    $  180,000
     =======================================================================

     Current Liabilities:
     Accounts payable                $    98,000    $       --    $   98,000
     Accrued expenses                     98,000        16,000       114,000
     -----------------------------------------------------------------------

     Total Current Liabilities       $   196,000    $   16,000    $  212,000
     =======================================================================

                                                  June 30, 2002
                                     ---------------------------------------
                                     Weed Wizard       Egarden         Total
     -----------------------------------------------------------------------

     Current Assets:
     Cash and cash equivalents       $        --    $   62,000    $   62,000
     Accounts receivable:
          Trade                          385,000            --       385,000
          Settlement                     195,000            --       195,000
     Inventories                         274,000            --       274,000
     Other current assets                136,000            --       136,000
     -----------------------------------------------------------------------

     Total Current Assets            $   990,000    $   62,000    $1,052,000
     =======================================================================

     Long-Term Assets-
     Property and equipment, net     $   100,000    $       --    $  100,000
     =======================================================================

     Current Liabilities:
     Accounts payable                $    98,000    $       --    $   98,000
     Accrued expenses                    163,000        16,000       179,000
     -----------------------------------------------------------------------

     Total Current Liabilities       $   261,000    $   16,000    $  277,000
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

9. Effective July 1, 2001, the Company adopted SFAS No. 141 and SFAS No. 142 and completed a reassessment of the useful lives of all intangible assets other than goodwill which total $6,701,000 and $6,398,000 (net of accumulated amortization of $3,686,000 and $3,008,000) at December 31, 2002 and June 30, 2002, respectively. No adjustments to previously determined amortization periods were considered necessary. The Company has no intangible assets with indefinite useful lives other than goodwill at December 31, 2002.

     In conjunction with the adoption of SFAS No. 141 and SFAS No. 142, the Company completed its transitional goodwill impairment test. Ampro Industries, Inc. ("Ampro") and Golden West Agri-Products, Inc. ("Golden West") were the only reporting units where the carrying value exceeded the fair value of their net assets including goodwill. As of July 1, 2001, the net goodwill related to Ampro was $17,078,000. The Company hired an independent valuation professional to assist the Company in measuring the amount of the impairment. Based on the valuation, the Company recorded an impairment loss at the end of the prior fiscal year of $9,390,000. The net goodwill related to Golden West at July 1, 2001 was approximately $1,165,000. Based on a valuation prepared by management, an impairment loss was recorded at the end of the prior fiscal year of $492,000. In accordance with the applicable accounting literature, for interim reporting purposes these impairment losses were reflected as of July 1, 2001 and were reported as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations.

     The Company's previous business combinations were accounted for using the purchase method. As a result of such combinations, the Company has recognized a significant amount of goodwill, which, in the aggregate, was $49,878,000 and $49,861,000, net of accumulated amortization, at December 31, 2002 and June 30, 2002, respectively. Amortization expense for all intangible assets during the three months ended December 31, 2002 and 2001 was $421,000 and $313,000, respectively, and for the six months ended December 31, 2002 and 2001 was $772,000 and $508,000, respectively. Estimated amortization expense for continuing operations for each of the five succeeding fiscal years is as follows:

              Year Ended June 30,                           Amount
              ----------------------------------------------------

              2003                                     $ 1,400,000
              2004                                     $ 1,400,000
              2005                                     $   877,000
              2006                                     $   667,000
              2007                                     $   667,000

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

10. In the normal course of business, the Company is subject to proceedings, lawsuits, and other claims, including proceedings under laws and government regulations related to product safety and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

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

General

U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly owned subsidiaries, Ampro, Easy Gardener, Inc. ("Easy Gardener"), and Golden West and Easy Gardener's wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. and Weed Wizard. In June 2002, the Company announced the discontinuation of the Weed Wizard operations effective September 30, 2002. Since 1992, the Company consummated eleven acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of approximately $111,000,000 in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was $49,878,000 and $49,861,000, net of accumulated amortization, at December 31, 2002 and June 30, 2002, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                                          Three Months Ended       Six Months Ended
                                                             December 31,            December 31,
                                                           2002        2001        2002        2001
                                                        =====================   ======================
Net sales                                                 100.0%      100.0%      100.0%      100.0%
Cost of sales                                              58.0        59.6        60.2        59.2
                                                        ---------------------   ----------------------
Gross profit                                               42.0        40.4        39.8        40.8
Selling and shipping expenses                              27.5        28.3        29.6        28.6
General and administrative expenses                        15.0        16.1        16.0        16.0
Depreciation and amortization                               3.3         3.2         3.3         2.6
                                                        ---------------------   ----------------------
Loss from operations                                       (3.8)       (7.2)       (9.1)       (6.4)
Refinance and transaction costs                           (31.3)       (2.1)      (15.9)       (1.0)
Interest expense, net                                     (14.8)      (14.8)      (14.4)      (13.9)
                                                        ---------------------   ----------------------
Loss from continuing operations before cumulative
    effect of a change in accounting principle            (49.9)      (24.1)      (39.4)      (21.3)
Income taxes                                               (0.9)         --        (0.4)         --
                                                        ---------------------   ----------------------
Loss from continuing operations before cumulative
    effect of a change in accounting principle            (50.8)      (24.1)      (39.8)      (21.3)
Loss from discontinued operations                          (1.7)       (4.2)       (4.7)       (3.0)
                                                        =====================   ======================
Loss before cumulative effect of a change
    in accounting principle                               (52.5)      (28.3)      (44.5)      (24.3)
Cumulative effect of a change in accounting principle        --          --          --       (39.2)
                                                        =====================   ======================
Net loss                                                  (52.5%)     (28.3%)     (44.5%)     (63.5%)
                                                        =====================   ======================

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Net sales. Net sales increased by $589,000, or 5.0%, to $12,351,000 during the three months ended December 31, 2002, from $11,762,000 during the comparable period in 2001. The increase in net sales was the result of an increase in volume of products sold to new and existing customers.

Cost of sales. Cost of sales increased by $156,000, or 2.2% to $7,167,000 for the three months ended December 31, 2002 from $7,011,000 during the comparable period in 2001. The increase was a result of the increase in sales. Cost of sales as a percentage of net sales decreased to 58.0% during the three months ended December 31, 2002 from 59.6% during the comparable period in 2001. The percentage decrease is primarily a result of slightly reduced material costs.

Gross profit. Gross profit increased by $433,000, or 9.1%, to $5,184,000 for the three months ended December 31, 2002 from $4,751,000 during the comparable period in 2001. Gross profit as a percentage of net sales increased to 42.0% during the three months ended December 31, 2002, from 40.4% during the comparable period in 2001. This increase in gross profit dollars and as a percentage of net sales results from the increased volume and decreased cost of sales as a percentage of sales as noted above.

Selling and shipping expenses. Selling and shipping expenses increased by $74,000, or 2.2% to $3,400,000 during the three months ended December 31, 2002 from $3,326,000 during the comparable period in 2001. This increase in expense was attributable to increased shipments. As a percentage of net sales, selling and shipping expenses decreased to 27.5% during the three months ended December 31, 2002 from 28.3% during the comparable period in 2001.

General and administrative expenses. General and administrative expenses decreased by $43,000 or 2.3%, to $1,848,000 during the three months ended December 31, 2002 from $1,891,000 during the comparable period in 2001 due primarily to cost reduction measures. As a percentage of net sales, general and administrative expenses decreased to 15.0% during the three months ended December 31, 2002 from 16.1% during the comparable period in 2001.

Depreciation and amortization. Depreciation and amortization expenses increased by $32,000 or 8.5% to $409,000 during the three months ended December 31, 2002 from $377,000 during the comparable period in 2001. This increase is primarily due to additional amortization related to a non-compete agreement that the Company began amortizing in October 2001 as well as increased amortization of deferred financing costs. As a percentage of net sales, depreciation and amortization expenses increased to 3.3% during the three months ended December 31, 2002 from 3.2% during the comparable period in 2001.

Loss from continuing operations. Loss from continuing operations decreased by $370,000 or 43.9% to $473,000 during the three months ended December 31, 2002, from $843,000 during the comparable period in 2001. The decrease in loss from continuing operations was primarily due to increased sales volume and decreased operating expenses as noted above. As a percentage of net sales, loss from operations decreased to 3.8% for the three months ended December 31, 2002 from 7.2% during the comparable period in 2001.

Refinancing and transaction costs. The Company incurred $3,869,000 in refinancing and transaction costs during the three months ended December 31, 2002. Included in the above is a write-off of $1,928,000 for deferred financing costs and discounts, $1,668,000 of fees and expenses related to the replaced financing agreements, and $273,000 of transaction costs. In the comparable quarter in the prior year, the Company incurred a $254,000 write-off of deferred financing costs. See Note 7 to the Consolidated Financial Statements.

Interest expense. Net interest expense increased $86,000, or 4.9% to $1,826,000 during the three months ended December 31, 2002, from $1,740,000 during the comparable period in 2001. The increase in interest expense is related to an increase in borrowing levels.

Income taxes. State income taxes increased to $108,000 during the three months ended December 31, 2002 from zero during the comparable quarter.

Discontinued Operations. Loss from discontinued operations decreased to $215,000 from $488,000 during the three months ended December 31, 2002, from the comparable period in 2001. The $273,000, or 55.9% decrease in loss from discontinued operations is primarily due to management's decision to discontinue selling Weed Wizard product as of September 30, 2002.

Net loss. Net loss increased by $3,166,000 to $6,491,000 during the three months ended December 31, 2002 from a net loss of $3,325,000 during the comparable period in 2001. Net loss per common share increased to $0.36 per share for the three months ended December 31, 2002 from net loss of $0.19 per share during the comparable period in 2001. The increase in net loss and net loss per common share is due to the refinancing and transaction costs recorded in the three months ended December 31, 2002 of $3,869,000 as noted above, offset in part by decreased loss from continuing and discontinued operations as noted above.

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31,
2001

Net sales. Net sales increased by $257,000, or 1.0%, to $25,502,000 during the six months ended December 31, 2002, from $25,245,000 during the comparable period in 2001. The increase in net sales was the result of an increase in volume to new and existing customers, offset in part by increased rebates and discounts given to a significant customer.

Cost of sales. Cost of sales increased by $400,000, or 2.7% to $15,353,000 for the six months ended December 31, 2002 from $14,953,000 during the comparable period in 2001 due to increased sales volume. Cost of sales as a percentage of net sales increased to 60.2% during the six months ended December 31, 2002 from 59.2% during the comparable period in 2001 due to increased rebates and discounts noted above. Cost of sales as a percent of sales before rebates and discounts decreased slightly.

Gross profit. Gross profit decreased by $143,000, or 1.4%, to $10,149,000 for the six months ended December 31, 2002 from $10,292,000 during the comparable period in 2001. Gross profit as a percentage of net sales decreased to 39.8% during the six months ended December 31, 2002, from 40.8% during the comparable period in 2001. This decrease in gross profit dollars and as a percentage of net sales resulted from the increased rebates and discounts noted above.

Selling and shipping expenses. Selling and shipping expenses increased by $339,000, or 4.7% to $7,556,000 during the six months ended December 31, 2002 from $7,217,000 during the comparable period in 2001. As a percentage of net sales, selling and shipping expenses increased to 29.6% during the six months ended December 31, 2002 from 28.6% during the comparable period in 2001. The increase in expense was attributable to increased shipments and to increased outbound freight costs.

General and administrative expenses. General and administrative expenses increased by $40,000 or 1.0%, to $4,080,000 during the six months ended December 31, 2002 from $4,040,000 during the comparable period in 2001. As a percentage of net sales, general and administrative expenses during the six months ended December 31, 2002 were consistent with the comparable period in 2001 at 16.0%.

Depreciation and amortization. Depreciation and amortization expenses increased by $174,000 or 26.3% to $836,000 during the six months ended December 31, 2002 from $662,000 during the comparable period in 2001. This increase is primarily due to additional amortization related to a non-compete agreement that the Company began amortizing in October 2001 as well as increased amortization of deferred financing costs. As a percentage of net sales, depreciation and amortization expenses increased to 3.3% during the six months ended December 31, 2002 from 2.6% during the comparable period in 2001.

Loss from continuing operations. Loss from continuing operations increased by $696,000 or 42.8% to $2,323,000 during the six months ended December 31, 2002, from $1,627,000 during the comparable period in 2001. The increase in loss from continuing operations was primarily due to increased sales rebates and discounts, outbound freight costs and amortization expenses as noted above. As a percentage of net sales, loss from operations increased to 9.1% for the six months ended December 31, 2002 from 6.4% during the comparable period in 2001.

Refinancing and transaction costs. The Company incurred $4,063,000 in refinancing and transaction costs during the six months ended December 31, 2002. Included in the above is a write-off of $1,928,000 for deferred financing costs and discounts, $1,668,000 of fees and expenses related to the replaced financing arrangements, and $467,000 of transaction costs. In the comparable quarter in the prior year, the Company incurred a $254,000 write-off of deferred financing costs. See Note 7 to the Consolidated Financial Statements.

Interest expense. Net interest expense increased $153,000, or 4.4% to $3,660,000 during the six months ended December 31, 2002, from $3,507,000 during the comparable period in 2001. The increase in interest expense is related to an increase in borrowing levels.

Income taxes. State income taxes increased to $108,000 during the six months ended December 31, 2002 from zero during the comparable quarter.

Discontinued Operations. Loss from discontinued operations increased to $1,193,000 from $758,000, or 57.4% during the six months ended December 31, 2002, from the comparable period in 2001. The $435,000 increase in loss from discontinued operations is primarily due to legal costs associated with settling the U.S. Consumer Products Safety Commission ("CPSC") and A.A.B.B., Inc. litigation and a write-down of assets, offset in part by management's decision to discontinue selling Weed Wizard products as of September 30, 2002.

Cumulative Effect of a Change in Accounting Principle. The cumulative effect of a change in accounting principle during the six months ended December 31, 2001 resulted from the transitional goodwill impairment test required in conjunction with the adoption of SFAS No. 142. The recording of an impairment loss of $9,882,000, which is primarily related to the Ampro operations, is reflected as a cumulative effect of a change in accounting principle. See Note 9 to the Consolidated Financial Statements.

Net loss. Net loss decreased by $4,681,000 to $11,347,000 during the six months ended December 31, 2002 from a net loss of $16,028,000 during the comparable period in 2001. Net loss per common share decreased to $0.64 per share for the six months ended December 31, 2002 from a net loss of $0.91 per share during the comparable period in 2001. The decrease in net loss and net loss per common share is due primarily to the cumulative effect of a change in accounting principle recorded in the three months ended September 30, 2001 of $9,882,000 noted above, offset in part by the refinancing and transaction costs recorded in the six months ended December 31, 2002 of $4,063,000 as noted above.

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

Sales of the Company's agricultural products, which were not material during the three and six months ended December 31, 2002, are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through cash generated by operations, net proceeds from the Company's private placements and public sales of securities and borrowings from lending institutions.

At December 31, 2002, the Company had consolidated cash and short-term investments totaling $1,119,000, and working capital of $9,542,000. At June 30, 2002, the Company had consolidated cash and short-term investments totaling $219,000, and working capital of $2,728,000. The increase in working capital was primarily attributable to the terms of the new financing obtained during the quarter ended December 31, 2002, which resulted in $6,000,000 of the outstanding borrowing under the new revolving credit facility and $12,020,000 of the term loan being classified as long-term liabilities.

Net cash provided by operating activities for the six months ended December 31, 2002 of $4.9 million consisted primarily of a decrease in accounts receivable of $14.2 million. This was partially offset by the net loss from continuing operations of $10.2 million, adjusted for non-cash expenses of $3.6 million and an increase in inventories and prepaid expenses of $2.7 million. The decrease in accounts receivable is consistent with the seasonal nature of our business, offset in part due to extended payment terms from 30 to 60 days with a key customer.

Net cash used in investing activities for the six months ended December 31, 2002 of $0.8 million is primarily due to capital purchases of equipment and intangible assets.

Net cash used in financing activities for the six months ended December 31, 2002 of $2.9 million is primarily due to payments made on the credit facilities with cash provided by operating activities and amounts paid for deferred finance costs in conjunction with the new financing.

The Company entered into a senior credit facility dated as of October 30, 2002 for the Company and its material subsidiaries. Foothill Capital Corporation, which is the administrative agent for the facility, is also the revolving credit lender, and Ableco Finance LLC is providing a term loan. The total amount of the new credit facility is $35 million, of which $23 million is a revolving credit facility and $12 million is a term loan. Of the $10,610,000 outstanding on the credit facility, $6,000,000 has been classified as long-term debt. The new credit facility matures in three years. Interest on the revolving credit facility is at variable annual interest rates based on the prime rate or LIBOR plus applicable marginal rates. Interest on the term loan is at variable annual interest rates based on the prime rate with a minimum rate of 9.75% plus 2% of accrued interest payable upon maturity (payment in kind interest). The interest rate on the term loan increases 2% each year the balance is outstanding. Borrowings on the revolving credit facility are limited based on eligible borrowing bases, effectively $13,872,000 at December 31, 2002.

The Company and its material subsidiaries' obligations under the new credit facility are secured by a security interest in favor of the lenders in substantially all of the assets of the Company and its material subsidiaries. The Company and its material subsidiaries are subject to certain financial and other covenants under the new credit facility. At December 31, 2002, the Company was in compliance with the covenants.

The Company had a financing agreement to provide $25,000,000 in senior secured financing. The agreement provided for a $23,000,000 revolving credit facility and a $2,000,000 term loan due in monthly installments of $33,000 plus interest. The term loan balance outstanding at June 30, 2002 was $1,767,000. Interest on borrowings was calculated at variable annual rates based on either the bank's prime rate plus an applicable marginal rate or the federal funds rate plus an applicable marginal rate. At June 30, 2002 the Company had $15,036,000 of borrowings outstanding under the revolving credit facility. These borrowings were paid in full on November 1, 2002 with proceeds from the new financing agreements discussed above.

The Company also had a financing agreement to provide $6,250,000 of subordinated debt. At June 30, 2002, the Company had borrowings outstanding of $5,945,000, net of discounts of $905,000, pursuant to the subordinated secured notes. Interest was charged on the face of the notes at 16% and 14% per annum, payable monthly. The issue price of the 16% notes was 90% of the face amount of the notes resulting in a discount of $600,000. In connection with this financing, the Company issued to the purchasers of the notes warrants to purchase up to 3.75% of the fully diluted common stock of the Company and an option to purchase from the Company certain Trust Preferred Securities of the Company's subsidiary, U.S. Home and Garden Trust I, that are owned by the Company, which resulted in an additional discount of $402,000.

Upon repayment of the $6,250,000 subordinated debt, the Company continues to have certain ongoing obligations under the subordinated debt financing agreement to the holders of the warrants to purchase common stock of the Company and option to purchase Trust Preferred Securities described above by virtue of these agreements.

Commitments

The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2006. The future minimum annual lease payments under these non-cancelable operating leases are as follows:


              Year Ended June 30,                           Amount
              ----------------------------------------------------

              2003                                     $   843,000
              2004                                         731,000
              2005                                         484,000
              2006                                         252,000
              2007                                          55,000
              ----------------------------------------------------
                                                       $ 2,365,000
              ----------------------------------------------------

Critical Accounting Policies

The preparation of financial statements requires the adoption and implementation of accounting policies and the use of assumptions and estimates in their presentation. The accounting policies and uncertainties, judgments and estimates make it likely that materially different amounts would be reported under different conditions and different assumptions.

The Company has included below a discussion of the more critical accounting policies that are affected by the significant judgments and estimates used in the preparation of the financial statements, how such policies are applied, and how results differing from the estimates and assumptions would affect the amounts presented in the financial statements. Other accounting policies also have a significant effect on the financial statements, and some of these policies also require the use of estimates and assumptions as discussed in the Summary of Accounting Policies in the Company's Consolidated Financial Statements at June 30, 2002.

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

Goodwill. The Company has consummated eleven acquisitions accounted for using the purchase method. The excess of cost over net assets acquired which relates to these acquisitions has been recorded as goodwill. Goodwill is tested for impairment by comparing the carrying value of the assets of our individual reporting units to their fair value. The fair value of the assets could vary significantly over time and different assumptions and estimates will result in different valuations.

Deferred Income Taxes. The Company records deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established. the Company has recorded a valuation allowance due to the uncertainty of our ability to generate sufficient future taxable income to realize the gross deferred tax assets. If the Company is able to generate future taxable income, the valuation allowance may be adjusted.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 requires any gain or loss from the extinguishment of debt to meet the requirements of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", to be classified as an extraordinary item, otherwise the item would be classified in the results of continuing operations. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria of APB No. 30 for classification as an extraordinary item shall be reclassified. The provisions of the statement related to the rescission of SFAS No. 4 are applicable for the Company for the fiscal year ended June 30, 2003. The adoption of SFAS No. 145 did not have an effect on the Company's financial statements for the periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Currently, the Company is assessing but has not adopted SFAS No. 146. However, because there were no restructuring activities during the six months ended December 31, 2002, the Company believes there would have been no effect on current operations had the statement been applied early.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for the Company for the quarter ended March 31, 2003. The Company is currently assessing, but has not adopted SFAS No. 148.

Inflation

Inflation has historically not had a material effect on the Company's operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of December 31, 2002 that are sensitive to changes in interest rates.

The Revolving Credit Facility had an interest
rate of 5.25% for the period ended
December 31, 2002                                      $10.6 million

The Term Loan had an interest rate of 11.75%
for the period ended December 31, 2002                 $12.0 million

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

PART II - OTHER INFORMATION

Item 2. Changes of Securities and Use of Proceeds.

     During the quarter ended December 31, 2002 the Company issued 198,823 shares of common stock to a consultant pursuant to the exercise in full of an option for a greater number of shares previously issued to the consultant. No commissions or other remuneration was paid in solicitation of the exchange of the options for the shares of common stock. The shares were issued pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act of 1933.

Item 5. Other Information

     In December 2002 the Company entered into an agreement to sell substantially all of the assets of certain of its subsidiaries to a management group led by Richard Grandy, the Chief Operating Officer of the Company.

     Under the terms of the agreement, Easy Gardener Products Ltd., a new entity owned by the management group, will acquire substantially all of the assets and assume substantially all of the liabilities (including liabilities under the Company's and its subsidiaries' senior credit facility) of Easy Gardener, Inc. and its subsidiaries, Easy Gardener UK, Ltd, Weatherly Consumer Products Group, Inc and Weatherly Consumer Products, Inc. and Ampro Industries, Inc. The new company will also assume the obligations of the parent company, US Home & Garden, Inc., to make monthly payments to U.S. Home & Garden Trust I which will allow the Trust to make distributions to holders of its Trust Preferred Securities. The transaction is subject to the approval of the holders of the Trust Preferred Securities and a proxy statement seeking such approval has been filed with the SEC as part of a registration statement of Easy Gardener Products, Ltd and U.S. Home & Garden Trust I that is subject to SEC review and effectiveness. The proposed sale is also subject to a number of additional conditions including the buyer obtaining the required financing.

     At the time in November 2002 that the Company repaid all amounts outstanding under its subordinated debt facility the Company also entered into a settlement agreement with the holders of the repaid subordinated debt, in which they irrevocably agreed and consented to the Company's execution of the asset purchase agreement and the consummation of the transactions contemplated by that agreement, provided certain conditions are met prior to the closing. Agreement of these former debt holders to the proposed asset sale was required under the terms of the then existing agreements they had with the Company.

     The conditions to the consent included the following:

          o that Easy Gardener Products Ltd. become the obligor under the Trust documents;

          o that Easy Gardener Products Ltd. acquire the 251,981 Trust Preferred Securities currently owned by the Company;

          o that Easy Gardener Products Ltd. grant to these former subordinated lenders options to purchase 189,750 of the foregoing Trust Preferred Securities, in replacement of the currently existing options granted to them by the Company which are exercisable for the purchase of only 94,875 of these Trust Preferred Securities;

          o that the former subordinated debtholders and related parties receive the monies due to them under the settlement agreement (an estimated $1,145,000) at the closing of the asset sale; and

          o that the Company receive no less than approximately $16.5 million of immediately available cash proceeds at the closing.

     The settlement agreement also provides for certain amendments to the Trust Preferred option held by these former debt holders and provides that, upon the closing of the proposed asset sale and the satisfaction of the foregoing conditions, the warrants to purchase common stock of the Company held by these former debt holders will be amended and certain obligations of the Company and Easy Gardener, Inc. to these holders and related parties that survived the November 2002 repayment of the subordinated loan facility, will expire.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     2.1 Asset Purchase Agreement, dated December 11, 2002, by and between Easy Gardener Products, Ltd., EYAS International, Inc., U.S. Home & Garden Inc., Easy Gardener, Inc., Ampro Industries,

          Inc., and Weed Wizard Acquisition Corp (incorporated by reference to
          Exhibit 2.1 and Annex A to the Registration Statement on Form S-4 of Easy Gardener Products, Ltd. and U.S. Home & Garden Trust I (SEC File no. 333-102296).

     10.1 Settlement Agreement, dated as of November 1, 2002 by and between U.S. Home & Garden Inc., Easy Gardener, Inc., LEG Partners Debenture SBIC, L.P., a Delaware limited partnership, LEG Partners III SBIC, L.P., a Delaware limited partnership, LEG Co-Investors, LLC, a Delaware limited liability company, 555 Madison Investors II LLC, f/k/a LEG Co-Investors II, LLC, a Delaware limited liability company, 555 Madison Investors, LLC, a Delaware limited liability company, Golub Associates LLC, a New York limited liability company and Golub Associates Incorporated, a New York corporation.

     99.1 Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                /s/ Robert Kassel
                                -----------------
                                Robert Kassel
                                Chief Executive Officer
                                (Principal Executive Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                /s/ Richard Kurz
                                ----------------
                                Richard Kurz
                                Chief Financial Officer
                                (Principal Financial Officer)