Form 10-Q
period 2003-03-31
US HOME & GARDEN INC
filed 2003-05-14
CIK 879911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                 Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of May 12, 2003 there were 17,951,090 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

Consolidated balance sheets as of March 31, 2003 (Unaudited)                 1-2
and June 30, 2002

Consolidated statements of operations for the three months and                 3
nine months ended March 31, 2003 and 2002 (Unaudited)

Consolidated statements of cash flows for the nine months                    4-5
ended March 31, 2003 and 2002 (Unaudited)

Notes to consolidated financial statements                                  6-11

Item 2. - Management's Discussion and Analysis of Financial                12-20
Condition and Results of Operations

Item 3. - Quantitative and Qualitative Disclosures About Market Risk          20

Item 4. - Controls and Procedures                                             20

Part II. - Other Information

Item 5. - Other Information                                                20-21

Item 6. - Exhibits and Reports on Form 8-K                                    21

Signatures                                                                    21

Certifications                                                             22-23

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

                                                                      March 31, 2003     June 30, 2002
                                                                      --------------     -------------
                                                                       (Unaudited)
Assets

Current
     Cash and cash equivalents                                         $    479,000       $   219,000
     Accounts receivable, less allowance for doubtful
         accounts and sales returns of $1,131,000 and $1,635,000         27,261,000        26,243,000
     Inventories                                                         12,498,000         8,023,000
     Prepaid expenses and other current assets                              877,000           988,000
     Refundable income taxes                                                137,000           405,000
     Deferred tax asset                                                     688,000           688,000
     Current assets of discontinued operations                              214,000         1,052,000
-----------------------------------------------------------------------------------------------------

Total Current Assets                                                     42,154,000        37,618,000

Property and Equipment, net                                               4,317,000         4,850,000

Intangible Assets
     Goodwill, net                                                       49,878,000        49,861,000
     Deferred financing costs, net of accumulated
         amortization of $939,000 and $578,000                            4,093,000         3,570,000
     Non-compete agreements, net of accumulated
         amortization of $676,000 and $407,000                              834,000         1,103,000
     Package tooling costs, net of accumulated
         amortization of $2,266,000 and $1,860,000                        1,237,000         1,216,000
     Product rights, patents and trademarks, net of
         accumulated amortization of $195,000 and $163,000                  477,000           509,000

Officer Receivables                                                         512,000           512,000

Property and Equipment of Discontinued Operations
     Held For Sale                                                               --           100,000

Other Assets                                                                 23,000            26,000
-----------------------------------------------------------------------------------------------------

Total Assets                                                           $103,525,000       $99,365,000
=====================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

                                                                     March 31, 2003      June 30, 2002
                                                                     --------------      -------------
                                                                      (Unaudited)
Liabilities and Stockholders' Equity (Deficit)
Current
     Revolving credit facility                                       $  20,013,000        $ 15,036,000
     Accounts payable                                                   12,008,000           7,180,000
     Accrued rebates                                                     1,086,000             931,000
     Accrued commissions                                                 1,059,000           1,437,000
     Accrued co-op advertising                                             908,000             740,000
     Accrued expenses                                                    1,728,000           1,577,000
     Current portion of long-term debt                                  12,080,000           7,712,000
     Current liabilities of discontinued operations                        116,000             277,000
------------------------------------------------------------------------------------------------------

Total Current Liabilities                                               48,998,000          34,890,000

Deferred Tax Liability                                                     542,000             542,000
Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary Trust Holding
     Solely Junior Subordinated Debentures                              57,035,000          56,951,000
------------------------------------------------------------------------------------------------------
Total Liabilities                                                      106,575,000          92,383,000
------------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
     Preferred stock, 1,000,000 shares authorized and unissued                  --                  --
     Common stock, $0.001 par value - shares authorized,
         75,000,000; 21,841,000 and 21,641,000 shares issued                22,000              22,000
     Additional paid-in capital                                         52,441,000          52,351,000
     Retained deficit                                                  (42,685,000)        (32,563,000)
------------------------------------------------------------------------------------------------------
                                                                         9,778,000          19,810,000

Less: Treasury Stock, 3,890,000 shares at cost                         (12,828,000)        (12,828,000)
------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                    (3,050,000)          6,982,000
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficit)                 $ 103,525,000        $ 99,365,000
======================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

                                                                   Three Months Ended                   Nine Months Ended
                                                                        March 31,                           March 31,
                                                                     2003              2002              2003              2002
                                                                        Unaudited                           Unaudited
                                                             ------------------------------------------------------------------
Net Sales                                                    $ 24,036,000      $ 23,913,000      $ 49,538,000      $ 49,158,000
Cost of Sales                                                  12,758,000        12,559,000        28,111,000        27,512,000
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                   11,278,000        11,354,000        21,427,000        21,646,000
-------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
      Selling and shipping                                      5,413,000         4,983,000        12,969,000        12,200,000
      General and administrative                                2,028,000         2,081,000         6,108,000         6,121,000
      Depreciation                                                176,000           187,000           539,000           561,000
      Other amortization                                          278,000           204,000           751,000           492,000
-------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                        7,895,000         7,455,000        20,367,000        19,374,000
-------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                               3,383,000         3,899,000         1,060,000         2,272,000
Other Expenses
      Refinancing and transaction costs                          (116,000)               --        (4,179,000)         (254,000)
      Interest expense, net                                    (1,998,000)       (1,811,000)       (5,658,000)       (5,318,000)
-------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations Before
      Income Tax and Cumulative Effect of a Change in
      Accounting Principle                                      1,269,000         2,088,000        (8,777,000)       (3,300,000)
Income Tax Expense                                                 (3,000)               --          (111,000)               --
-------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations Before
      Cumulative Effect of a Change in Accounting
      Principle                                                 1,266,000         2,088,000        (8,888,000)       (3,300,000)
Discontinued Operations -
      Loss from discontinued operations                           (41,000)          (39,000)       (1,234,000)         (797,000)
-------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Cumulative Effect of a
      Change In Accounting Principle                            1,225,000         2,049,000       (10,122,000)       (4,097,000)
Cumulative effect of a change in accounting principle                  --                --                --        (9,882,000)
-------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                            $  1,225,000      $  2,049,000      $(10,122,000)     $(13,979,000)
===============================================================================================================================
Per Share Amounts:
Weighted Average Common Shares
      Outstanding - Basic                                      17,951,000        17,543,000        17,863,000        17,543,000
Weighted Average Common Shares
      Outstanding - Diluted                                    18,124,000        17,915,000        17,863,000        17,543,000
Income (Loss) from Continuing Operations per
      Common Share Before Cumulative Effect of a
      Change in Accounting Principle - Basic and Diluted     $       0.07      $       0.12      $      (0.50)     $      (0.19)
Discontinued operations                                                --                --             (0.07)            (0.05)
Cumulative effect of a change in accounting principle                  --                --                --             (0.56)
-------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                            $       0.07      $       0.12      $      (0.57)     $      (0.80)
===============================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Nine months ended March 31,                                                        2003             2002
--------------------------------------------------------------------------------------------------------
                                                                                      Unaudited
                                                                            ----------------------------
Cash Flows from Operating Activities:
     Net loss from continuing operations before cumulative
         effect of a change in accounting principle                         $(8,888,000)     $(3,300,000)
     Adjustments to reconcile net loss from continuing
         operations before cumulative effect of a change in accounting principle to net cash used in operating activities:
         Depreciation and amortization                                        2,374,000        2,203,000
         Write-off of deferred finance costs and discounts                    1,928,000          254,000
         Trust Preferred payments retained and applied against note
             receivable                                                          84,000               --
         Compensation related to stock options                                   90,000           89,000
         Payment-in-kind interest                                                80,000               --
         Changes in operating assets and liabilities:
             Accounts receivable                                             (1,018,000)      (4,610,000)
             Inventories                                                     (4,475,000)      (1,494,000)
             Prepaid expenses and other current assets                          111,000         (157,000)
             Accounts payable and accrued expenses                            4,924,000        3,347,000
             Refundable income taxes                                            268,000        1,375,000
             Other assets                                                         3,000          279,000
--------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                        (4,519,000)      (2,014,000)
--------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Payments related to purchase of business                                   (17,000)              --
     Increase in officer receivables                                                 --          (31,000)
     Purchase of property and equipment                                        (707,000)        (586,000)
     Purchase of intangibles                                                   (427,000)        (329,000)
--------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                        (1,151,000)        (946,000)
========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

Nine months ended March 31,                                           2003             2002
-------------------------------------------------------------------------------------------
                                                                         Unaudited
                                                              -----------------------------
Cash Flows from Financing Activities:
     Deferred finance costs                                   $ (1,974,000)     $(1,059,000)
     Net borrowings (payments) on lines-of-credit                4,977,000       (5,729,000)
     Proceeds from long-term debt                               12,000,000        8,250,000
     Principal payments on long-term debt                       (8,616,000)        (133,000)
-------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                        6,387,000        1,329,000
-------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents from
     continuing operations                                         717,000       (1,631,000)
Cash used in discontinued operations                              (457,000)      (1,093,000)
-------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               260,000       (2,724,000)

Cash and Cash Equivalents, beginning of period                     219,000        2,724,000
-------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                      $    479,000      $        --
===========================================================================================

Supplemental Disclosure of Cash Flow
Information
     Cash paid for interest                                   $  5,556,000      $ 5,230,000
     Cash paid (refund received) for taxes - net              $   (157,000)     $    58,000
===========================================================================================

Non-Cash Investing and Financing Activities
     Issuance of 16% subordinated notes at
        90% of face amount                                    $         --      $   600,000
     Issuance of warrants and options in
        conjunction with debt refinancing                     $         --      $   402,000
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

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1. The accompanying consolidated financial statements at March 31, 2003 and for the three months and nine months ended March 31, 2003 and 2002 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the nine months ended March 31, 2003 are not necessarily indicative of the results of operations for a full year.

2. Refer to the audited consolidated financial statements for the year ended June 30, 2002, for details of accounting policies and detailed notes to the consolidated financial statements.

3.    Inventories consist of:

                                        March 31, 2003         June 30, 2002
      ----------------------------------------------------------------------

      Raw materials                       $ 5,751,000           $4,025,000
      Finished goods                        6,747,000            3,998,000
      ----------------------------------------------------------------------

                                          $12,498,000           $8,023,000
      ======================================================================

4. All shipping and handling expenses are included in the selling and shipping caption and totaled approximately $1,936,000 and $1,622,000 for the three months ended March 31, 2003 and 2002 respectively and $4,369,000 and $3,633,000 for the nine months ended March 31, 2003 and 2002 respectively.

5. The Company entered into a senior credit facility dated as of October 30, 2002 for the Company and its material subsidiaries. Foothill Capital Corporation, which is the administrative agent for the facility, is also the revolving credit lender, and Ableco Finance LLC is providing a term loan. The total amount of the new credit facility is $35 million, of which $23 million is a revolving credit facility and $12 million is a term loan. The new credit facility matures October 30, 2005. Interest on the revolving credit facility is at variable annual interest rates based on the prime rate or LIBOR plus applicable marginal rates. Interest on the term loan is at variable annual interest rates based on the prime rate with a minimum rate of 9.75% plus 2% of accrued interest payable upon maturity (payment in kind interest). The interest rate on the term loan increases 2% each year the balance is outstanding. Borrowings on the revolving credit facility are limited based on eligible borrowing bases, effectively $23,000,000 at March 31, 2003, the maximum on the revolving credit facility.

      The Company and its material subsidiaries' obligations under the new credit facility are secured by a security interest in favor of the lenders in substantially all of the assets of the Company and its material subsidiaries. The Company and its material subsidiaries are subject to certain financial and other covenants under the new credit facility. At the end of January 2003, the Company's financial performance created a "Triggering Event" which increased the interest rate on the term loan in February and March by 2.5% points, to 14.25%. At March 31, 2003, the Company was in violation of a covenant and received a waiver from the lenders for the March 31, 2003 violation. The Company was in violation of a covenant at April 30, 2003 and will request a waiver from the lenders for the violation. Amounts outstanding under the new credit facility have been classified as short-term debt, as the bank waiver does not cover the period subsequent to March 31, 2003.

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

      Upon repayment of the $6,250,000 subordinated debt, the Company continues to have certain ongoing obligations under the subordinated debt financing agreement to the holders of the warrants to purchase common stock of the Company and option to purchase Trust Preferred Securities described above by virtue of these agreements. Under the option agreement, payments of interest on the Trust Preferred option securities is used to reduce the option price and is recorded as additional Trust Preferred liability. When the option price is reduced to zero, the Company will issue the underlying Trust Preferred Securities.

6. In December 2002, the Company announced an agreement to sell assets comprising substantially all of its assets on a consolidated basis to a management group led by Richard Grandy, Chief Operating Officer of the Company.

      Under the terms of the agreement, Easy Gardener Products Ltd., a new entity owned by the management group will acquire substantially all of the assets and assume substantially all of the liabilities of Easy Gardener, Inc. and its subsidiaries, Easy Gardener, UK, Ltd, Weatherly Consumer Products Group, Inc. and Weatherly Consumer Products, Inc. and Ampro Industries, Inc. The new company will also assume the obligations of the parent company, US Home & Garden, Inc., (USHG) to U.S. Home & Garden Trust I, including the obligation to make monthly payments, which will allow the Trust to make distributions to holders of its Trust Preferred Securities. The transaction is subject to the approval of the holders of the Trust Preferred Securities and a proxy statement seeking such approval has been filed with the SEC as part of a registration statement of Easy Gardener Products Ltd. and U.S. Home & Garden Trust I that is subject to SEC review and effectiveness. The proposed sale is also subject to a number of additional conditions including the buyer obtaining the required financing.

      The Asset Purchase Agreement provides that the proposed transaction must be completed on or before June 30, 2003.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

      After subtracting costs of the transaction including certain estimated costs which the Company agrees to pay at closing, the Company expects to receive net cash of $18,700,000 upon the following terms: net cash of $17,100,000 paid at closing, and an additional $1,600,000 in the form of a subordinated promissory note delivered at closing.

7. Refinancing and transaction costs included in the Consolidated Statements of Operations for the nine month period ended March 31, 2003 relate to the refinancing described in note 5 to the financial statements and the proposed asset sale described in note 6 to the financial statements. As a result of the refinancing, the Company wrote-off $1,928,000 of previously deferred financing costs and discounts related to the replaced financing agreements and also recorded fees and expenses of $2,251,000 in the nine months ended March 31, 2003. The Company incurred $116,000 of costs during the quarter ended March 31, 2003 related to the proposed asset sale. The Company capitalized $1,974,000 of deferred financing costs related to the new financing during the nine months ended March 31, 2003.

8. In June 2002, the Company announced that is was discontinuing the operations conducted through its subsidiary Weed Wizard Acquisition Corp. ("Weed Wizard") effective September 30, 2002. Despite the Company's efforts to increase sales and return to profitability, Weed Wizard experienced continued erosion of its business. The Company plans to liquidate the assets and liabilities of Weed Wizard during fiscal 2003.

      Revenues for Weed Wizard for the three months and nine months ended March 31, 2003 and 2002 were not material. The Company had a net loss from the discontinued operations of Weed Wizard of $41,000 and $39,000 for the three months ended March 31, 2003 and 2002, respectively, and $1,234,000 and $797,000 for the nine months ended March 31, 2003 and 2002, respectively.

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

                                        U.S. Home & Garden Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

      The assets and liabilities of discontinued Weed Wizard and Egarden operations reported in the consolidated balance sheets consist of the following:

                                                     March 31, 2003
             ==================================================================

                                          Weed Wizard    Egarden       Total
             ==================================================================

             Current Assets:
             Cash and cash equivalents      $     --     $63,000     $   63,000
             Accounts receivable -
                  Trade                      117,000          --        117,000
             Other current assets             34,000          --         34,000
             ------------------------------------------------------------------

             Total Current Assets           $151,000     $63,000     $  214,000
             ==================================================================

             Current Liabilities:
             Accounts payable               $  2,000     $    --     $    2,000
             Accrued expenses                 98,000      16,000        114,000
             ------------------------------------------------------------------

             Total Current Liabilities      $100,000     $16,000     $  116,000
             ==================================================================

                                                      June 30, 2002
                                          -------------------------------------

                                          Weed Wizard    Egarden       Total
             ------------------------------------------------------------------

             Current Assets:
             Cash and cash equivalents      $     --     $62,000     $   62,000
             Accounts receivable:
                  Trade                      385,000          --        385,000
                  Settlement                 195,000          --        195,000
             Inventories                     274,000          --        274,000
             Other current assets            136,000          --        136,000
             ------------------------------------------------------------------

             Total Current Assets           $990,000     $62,000     $1,052,000
             ==================================================================

             Long-Term Assets-
             Property and equipment, net    $100,000     $    --     $  100,000
             ==================================================================

             Current Liabilities:
             Accounts payable               $ 98,000     $    --     $   98,000
             Accrued expenses                163,000      16,000        179,000
             ------------------------------------------------------------------

             Total Current Liabilities      $261,000     $16,000     $  277,000
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

9. Effective July 1, 2001, the Company adopted SFAS No. 141 and SFAS No. 142 and completed a reassessment of the useful lives of all intangible assets other than goodwill which total $6,641,000 and $6,398,000 (net of accumulated amortization of $4,081,000 and $3,008,000) at March 31, 2003 and June 30, 2002, respectively. No adjustments to previously determined amortization periods were considered necessary. The Company has no intangible assets with indefinite useful lives other than goodwill at March 31, 2003.

      Amortization expense for all intangible assets having definite useful lives during the three months ended March 31, 2003 and 2002 was $442,000 and $301,000, respectively, and for the nine months ended March 31, 2003 and 2002 was $1,214,000 and $809,000, respectively. Estimated amortization expense for continuing operations for each of the five succeeding fiscal years is as follows:

                       Year Ended June 30,                  Amount
                       ---------------------------------------------

                       2003                               $1,600,000
                       2004                               $1,600,000
                       2005                               $  877,000
                       2006                               $  667,000
                       2007                               $  667,000

      The Company's previous business combinations were accounted for using the purchase method. As a result of such combinations, the Company has recognized a significant amount of goodwill, which, in the aggregate, was $49,878,000 and $49,861,000, net of accumulated amortization, at March 31, 2003 and June 30, 2002, respectively.

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

11. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director stock option plans. Under all the Company's option plans, the exercise price of the options equals or exceeds the market price of the underlying stock on the date of the grant and therefore, no compensation cost is recognized.

      SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation costs for the Company's employee and director stock options and warrants had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option and warrant at the grant date by using a Black-Scholes pricing model with the following weighted-average assumptions used for grants in fiscal 2002: no dividend yield, expected volatility of approximately 75%, risk-free interest rate of 3.5%, and expected lives of approximately three to five years.

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                      Three Months Ended                   Nine Months Ended
                                                           March 31,                           March 31,
                                                     2003              2002             2003              2002
                                                ==================================================================
      Net income (loss), as reported            $   1,225,000     $   2,049,000     $(10,122,000)     $(13,979,000)
      Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method for all
      awards                                               --                --           (1,000)           (2,000)
                                                ------------------------------------------------------------------
      Pro forma net income (loss)               $   1,225,000     $   2,049,000     $(10,123,000)     $(13,981,000)
                                                ==================================================================
      Earnings (loss) per share -
           Basic and Diluted
           As reported                          $        0.07     $        0.12     $      (0.57)     $      (0.80)
           Pro forma                            $        0.07     $        0.12     $      (0.57)     $      (0.80)

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

These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, ability to successfully integrate acquired companies and product lines, dependence on a limited number of suppliers, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, the listing of the Company's common stock on the over-the-counter market via the Electronic Bulletin Board, and the general condition of the economy and its effect on the securities markets and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

U.S. Home & Garden Inc., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its wholly owned subsidiaries, Ampro, Easy Gardener, Inc. ("Easy Gardener"), and Golden West and Easy Gardener's wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. and Weed Wizard. In June 2002, the Company announced the discontinuation of the Weed Wizard operations effective September 30, 2002. Since 1992, the Company consummated eleven acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of approximately $111,000,000 in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was $49,878,000 and $49,861,000, net of accumulated amortization, at March 31, 2003 and June 30, 2002, respectively.

The consumer lawn and garden market continues to become more consolidated with fewer retailers accounting for an increasing percentage of all lawn and garden products sold. This increasing concentration provides the largest retailers with greater leverage over their suppliers, such as the Company. This leverage could result in decreased margins for suppliers, including the Company, which may be required to make greater price concessions to their large retail accounts without being able to reduce the costs of the products sold by them to the retailers. This leverage by the large retailers could also increase sales volatility for the Company as well as other suppliers of lawn and garden products.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                                           Three Months Ended         Nine Months Ended
                                                                March 31,                 March 31,
                                                            2003         2002         2003         2002
                                                           ===================       ===================
Net sales                                                  100.0%       100.0%       100.0%       100.0%
Cost of sales                                               53.1         52.5         56.8         56.0
                                                           -------------------       -------------------
Gross profit                                                46.9         47.5         43.2         44.0
Selling and shipping expenses                               22.5         20.8         26.2         24.8
General and administrative expenses                          8.4          8.7         12.3         12.5
Depreciation and amortization                                1.9          1.7          2.6          2.1
                                                           -------------------       -------------------
Income from continuing operations                           14.1         16.3          2.1          4.6
Refinancing and transaction costs                           (0.5)          --         (8.4)        (0.5)
Interest expense, net                                       (8.3)        (7.6)       (11.4)       (10.8)
                                                           -------------------       -------------------
Income (loss) from continuing operations before
    cumulative effect of a change in accounting
    principle                                                5.3          8.7        (17.7)        (6.7)
Income tax expense                                            --           --         (0.2)          --
                                                           -------------------       -------------------
Income (loss) from continuing operations before
    cumulative effect of a change in accounting
    principle                                                5.3          8.7        (17.9)        (6.7)
Loss from discontinued operations                           (0.2)        (0.2)        (2.5)        (1.6)
                                                           ===================       ===================
Income (loss) before cumulative effect of a change
     in accounting principle                                 5.1          8.5        (20.4)        (8.3)
Cumulative effect of a change in accounting principle         --           --           --        (20.1)
                                                           ===================       ===================
Net income (loss)                                            5.1%         8.5%       (20.4%)      (28.4%)
                                                           ===================       ===================

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net sales. Net sales increased by $123,000, or 0.5%, to $24,036,000 during the three months ended March 31, 2003, from $23,913,000 during the comparable period in 2002. The increase in net sales was the result of an increase in volume of products sold to existing customers, offset in part by increased discounts, rebates and allowances granted by the Company.

Cost of sales. Cost of sales increased by $199,000, or 1.6% to $12,758,000 for the three months ended March 31, 2003 from $12,559,000 during the comparable period in 2002. The increase was partially a result of the increase in sales. Cost of sales as a percentage of net sales increased to 53.1% during the three months ended March 31, 2003 from 52.5% during the comparable period in 2002. The percentage increase is primarily a result of increased discounts, rebates and allowances. Cost of sales as a percent of sales before rebates and discounts decreased slightly.

Gross profit. Gross profit decreased by $76,000, or 0.7%, to $11,278,000 for the three months ended March 31, 2003 from $11,354,000 during the comparable period in 2002. Gross profit as a percentage of net sales decreased to 46.9% during the three months ended March 31, 2003, from 47.5% during the comparable period in 2002. This decrease in gross profit dollars and as a percentage of net sales resulted from the increased discounts, rebates and allowances as noted above.

Selling and shipping expenses. Selling and shipping expenses increased by $430,000, or 8.6% to $5,413,000 during the three months ended March 31, 2003 from $4,983,000 during the comparable period in 2002. This increase in expense was attributable to the increased number of smaller shipments and increased outbound freight costs. As a percentage of net sales, selling and shipping expenses increased to 22.5% during the three months ended March 31, 2003 from 20.8% during the comparable period in 2002.

General and administrative expenses. General and administrative expenses decreased by $53,000 or 2.5%, to $2,028,000 during the three months ended March 31, 2003 from $2,081,000 during the comparable period in 2002 due primarily to cost reduction measures. As a percentage of net sales, general and administrative expenses decreased to 8.4% during the three months ended March 31, 2003 from 8.7% during the comparable period in 2002.

Depreciation and amortization. Depreciation and amortization expenses increased by $63,000 or 16.1% to $454,000 during the three months ended March 31, 2003 from $391,000 during the comparable period in 2002. This increase is primarily due to increased amortization of deferred financing costs. As a percentage of net sales, depreciation and amortization expenses increased to 1.9% during the three months ended March 31, 2003 from 1.7% during the comparable period in 2002.

Income from continuing operations. Income from continuing operations decreased by $516,000 or 13.2% to $3,383,000 during the three months ended March 31, 2003, from $3,899,000 during the comparable period in 2002. The decrease in income from continuing operations was primarily due to increased discounts, rebates and allowances and outbound freight costs being greater than the increased sales volume as noted above. As a percentage of net sales, income from operations decreased to 14.1% for the three months ended March 31, 2003 from 16.3% during the comparable period in 2002.

Refinancing and transaction costs. The Company incurred $116,000 in transaction costs during the quarter ended March 31, 2003. The Company did not incur any refinancing and transaction costs in the comparable quarter in 2002.

Interest expense. Net interest expense increased $187,000, or 10.3% to $1,998,000 during the three months ended March 31, 2003, from $1,811,000 during the comparable period in 2002. The increase in interest expense is related to an increase in borrowing levels.

Income taxes. Income taxes increased to $3,000 during the three months ended March 31, 2003 from zero during the comparable quarter.

Discontinued operations. Loss from discontinued operations increased to $41,000 from $39,000 during the three months ended March 31, 2003, from the comparable period in 2002.

Net income. Net income decreased by $824,000, or 40% to $1,225,000 during the three months ended March 31, 2003 from $2,049,000 during the comparable period in 2002. Net income per common share decreased to $0.07 per share for the three months ended March 31, 2003 from net income of $0.12 per share during the comparable period in 2002. The decrease in net income and net income per common share is due to increased discounts, rebates and allowances, selling and shipping costs, refinancing and transaction costs and interest expense as noted above.

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

Net sales. Net sales increased by $380,000, or 0.8%, to $49,538,000 during the nine months ended March 31, 2003, from $49,158,000 during the comparable period in 2002. The increase in net sales was the result of an increase in volume of products sold to existing customers, offset in part by increased discounts, rebates and allowances.

Cost of sales. Cost of sales increased by $599,000, or 2.2% to $28,111,000 for the nine months ended March 31, 2003 from $27,512,000 during the comparable period in 2002 due partially to increased sales volume. Cost of sales as a percentage of net sales increased to 56.8% during the nine months ended March 31, 2003 from 56.0% during the comparable period in 2002 due to increased discounts, rebates and allowances noted above. Cost of sales as a percent of sales before rebates and discounts decreased slightly.

Gross profit. Gross profit decreased by $219,000, or 1.0%, to $21,427,000 for the nine months ended March 31, 2003 from $21,646,000 during the comparable period in 2002. Gross profit as a percentage of net sales decreased to 43.2% during the nine months ended March 31, 2003, from 44.0% during the comparable period in 2002. This decrease in gross profit dollars and as a percentage of net sales resulted from the increased discounts, rebates and allowances noted above.

Selling and shipping expenses. Selling and shipping expenses increased by $769,000, or 6.3% to $12,969,000 during the nine months ended March 31, 2003 from $12,200,000 during the comparable period in 2002. The increase in expense was attributable to the increased number of smaller shipments and to increased outbound freight costs. As a percentage of net sales, selling and shipping expenses increased to 26.2% during the nine months ended March 31, 2003 from 24.8% during the comparable period in 2002.

General and administrative expenses. General and administrative expenses decreased by $13,000 or 0.2%, to $6,108,000 during the nine months ended March 31, 2003 from $6,121,000 during the comparable period in 2002. As a percentage of net sales, general and administrative expenses during the nine months ended March 31, 2003 decreased to 12.3% from 12.5% in the comparable period.

Depreciation and amortization. Depreciation and amortization expenses increased by $237,000 or 22.5% to $1,290,000 during the nine months ended March 31, 2003 from $1,053,000 during the comparable period in 2002. This increase is primarily due to additional amortization related to a non-compete agreement that the Company began amortizing in October 2001 as well as increased amortization of deferred financing costs. As a percentage of net sales, depreciation and amortization expenses increased to 2.6% during the nine months ended March 31, 2003 from 2.1% during the comparable period in 2002.

Income from continuing operations. Income from continuing operations decreased by $1,212,000 or 53.3% to $1,060,000 during the nine months ended March 31, 2003, from $2,272,000 during the comparable period in 2002. The decrease in income from continuing operations was primarily due to increased discounts, rebates and allowances, outbound freight costs and amortization expenses as noted above. As a percentage of net sales, income from continuing operations decreased to 2.1% for the nine months ended March 31, 2003 from 4.6% during the comparable period in 2002.

Refinancing and transaction costs. The Company incurred $4,179,000 in refinancing and transaction costs during the nine months ended March 31, 2003. Included in the above is a write-off of $1,928,000 for deferred financing costs and discounts, $1,668,000 of fees and expenses related to the replaced financing arrangements, and $583,000 of transaction costs. In the comparable period in the prior year, the Company incurred a $254,000 write-off of deferred financing costs. See Note 7 to the Consolidated Financial Statements.

Interest expense. Net interest expense increased $340,000, or 6.4% to $5,658,000 during the nine months ended March 31, 2003, from $5,318,000 during the comparable period in 2002. The increase in interest expense is related to an increase in borrowing levels.

Income taxes. Income taxes increased to $111,000 during the nine months ended March 31, 2003 from zero during the comparable quarter.

Discontinued operations. Loss from discontinued operations increased to $1,234,000 from $797,000, or 54.8% during the nine months ended March 31, 2003, from the comparable period in 2002. The $437,000 increase in loss from discontinued operations is primarily due to legal costs associated with settling the U.S. Consumer Products Safety Commission ("CPSC") and A.A.B.B., Inc. litigation and a write-down of assets, offset in part by management's decision to discontinue selling Weed Wizard products as of September 30, 2002.

Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle during the nine months ended March 31, 2002 resulted from the transitional goodwill impairment test required in conjunction with the adoption of SFAS No. 142. The recording of an impairment loss of $9,882,000, which is primarily related to the Ampro operations, is reflected as a cumulative effect of a change in accounting principle. See Note 9 to the Consolidated Financial Statements.

Net loss. Net loss decreased by $3,857,000 to $10,122,000 during the nine months ended March 31, 2003 from a net loss of $13,979,000 during the comparable period in 2002. Net loss per common share decreased to $0.57 per share for the nine months ended March 31, 2003 from a net loss of $0.80 per share during the comparable period in 2002. The decrease in net loss and net loss per common share is due primarily to the cumulative effect of a change in accounting principle recorded in the three months ended September 30, 2001 of $9,882,000 noted above, offset in part by the refinancing and transaction costs recorded in the nine months ended March 31, 2003 of $4,179,000 and the other matters as noted above.

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

Sales of the Company's agricultural products, which were not material during the three and nine months ended March 31, 2003, are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through cash generated by operations, net proceeds from the Company's private placements and public sales of securities and borrowings from lending institutions.

At March 31, 2003, the Company had consolidated cash and short-term investments totaling $479,000, and a working capital deficit of $6,844,000. At June 30, 2002, the Company had consolidated cash and short-term investments totaling $219,000, and working capital of $2,728,000. The decrease in working capital was attributable to classifying borrowings under the Company's revolving and long-term credit facilities as short term liabilities due to the covenant violations discussed below.

Net cash used in operating activities for the nine months ended March 31, 2003 of $4.5 million consisted primarily of the net loss from continuing operations of $8.9 million adjusted for non-cash expenses of $4.6 million and an increase in accounts receivable and inventory of $5.5 million. This was offset in part by an increase in accounts payable and accrued expenses of $4.9 million. The increase in accounts receivable and inventory and accounts payable and accrued expenses is consistent with the seasonal nature of the Company's business.

Net cash used in investing activities for the nine months ended March 31, 2003 of $1.2 million is primarily due to capital purchases of equipment and intangible assets.

Net cash provided by financing activities for the nine months ended March 31, 2003 of $6.4 million is primarily due to an increase in long-term debt and the line of credit and amounts paid for deferred finance costs in conjunction with the new financing.

The Company entered into a senior credit facility dated as of October 30, 2002 for the Company and its material subsidiaries. Foothill Capital Corporation, which is the administrative agent for the facility, is also the revolving credit lender, and Ableco Finance LLC is providing a term loan. The total amount of the new credit facility is $35 million, of which $23 million is a revolving credit facility and $12 million is a term loan. The new credit facility matures October 30, 2005. Interest on the revolving credit facility is at variable annual interest rates based on the prime rate or LIBOR plus applicable marginal rates. Interest on the term loan is at variable annual interest rates based on the prime rate with a minimum rate of 9.75% plus 2% of accrued interest payable upon maturity (payment in kind interest). The interest rate on the term loan increases 2% each year the balance is outstanding. Borrowings on the revolving credit facility are limited based on eligible borrowing bases, effectively $23,000,000 at March 31, 2003, the maximum on the revolving credit facility.

The Company and its material subsidiaries' obligations under the new credit facility are secured by a security interest in favor of the lenders in substantially all of the assets of the Company and its material subsidiaries. The Company and its material subsidiaries are subject to certain financial and other covenants under the new credit facility. At the end of January 2003, the Company's financial performance created a "Triggering Event" which increased the interest rate on the term loan in February and March by 2.5% points, to 14.25%. At March 31, 2003, the Company was in violation of a covenant and received a waiver from the lenders for the March 31, 2003 violation. The Company was in violation of a covenant at April 30, 2003 and will request a waiver from the lenders for the violation. Amounts outstanding under the new credit facility have been classified as short-term debt, as the bank waiver does not cover the period subsequent to March 31, 2003.

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

Upon repayment of the $6,250,000 subordinated debt, the Company continues to have certain ongoing obligations under the subordinated debt financing agreement to the holders of the warrants to purchase common stock of the Company and option to purchase Trust Preferred Securities described above by virtue of these agreements. Under the option agreement, payments of interest on the Trust Preferred option securities is used to reduce the option price and is recorded as additional Trust Preferred liability. When the option price is reduced to zero, the Company will issue the underlying Trust Preferred Securities.

Commitments

The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2006. The future minimum annual lease payments under these non-cancelable operating leases are as follows:

                    Year Ended June 30,                       Amount
                    ------------------------------------------------

                    2003                                  $  843,000
                    2004                                     731,000
                    2005                                     484,000
                    2006                                     252,000
                    2007                                      55,000
                    ------------------------------------------------
                                                          $2,365,000
                    ------------------------------------------------

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

The Company also maintains an allowance for sales returns. The Company does not have formal agreements with customers that allow the return of product. The Company reviews requests to return product on a case-by-case basis. An accrual is made for authorized returns.

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

Goodwill. The Company has consummated eleven acquisitions accounted for using the purchase method. The excess of cost over net assets acquired which relates to these acquisitions has been recorded as goodwill. Goodwill is tested for impairment by comparing the carrying value of the assets of individual reporting units to their fair value. The fair value of the assets could vary significantly over time and different assumptions and estimates will result in different valuations.

Deferred Income Taxes. The Company records deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established. The Company has recorded a valuation allowance due to the uncertainty of its ability to generate sufficient future taxable income to realize the gross deferred tax assets. If the Company is able to generate future taxable income, the valuation allowance may be adjusted.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for the Company for the quarter ended March 31, 2003. The Company adopted SFAS No. 148 during the quarter ended March 31, 2003.

Inflation

Inflation has historically not had a material effect on the Company's operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line, the Company is exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of March 31, 2003 that are sensitive to changes in interest rates.

The Revolving Credit Facility had an interest
rate of 5.25% for the period ended
March 31, 2003                                          $20.0 million

The Term Loan had interest rates of 11.75% and
14.25% for the period ended March 31, 2003              $12.1 million

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

PART II - OTHER INFORMATION

Item 5. Other Information

      As previously disclosed, in December 2002 the Company entered into an Asset Purchase Agreement to sell substantially all of the assets of certain of its subsidiaries to a management group led by Richard Grandy, the Chief Operating Officer of the Company. The Asset Purchase Agreement provides that the transaction must be closed on or before June 30, 2003.

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

      The settlement agreement also provides for certain amendments to the Trust Preferred options held by these former debtholders and provides that, upon the closing of the proposed asset sale and the satisfaction of the foregoing conditions, the warrants to purchase common stock of the Company held by these former debtholders will be amended and certain obligations of the Company and Easy Gardener Inc. to these holders and related parties that survived the November 2002 repayment of the subordinated loan facility, will expire.

      Commencing April 18, 2003, the Company's common stock ceased trading on Nasdaq and commenced trading on the over-the-counter bulletin board.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      99.1 Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      99.2 Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)   No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2003

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

Date: May 14, 2003


                                            /s/ Robert Kassel
                                            ------------------------------------
                                            Robert Kassel
                                            Chief Executive Officer
                                            (Principal Executive Officer)

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

Date: May 14, 2003


                                            /s/ Richard Kurz
                                            ------------------------------------
                                            Richard Kurz
                                            Chief Financial Officer
                                            (Principal Financial Officer)