Form 10-K
period 2003-06-30
US HOME & GARDEN INC
filed 2003-10-14
CIK 879911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2003

                                       Or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 001-14015

                             U.S. HOME & GARDEN INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

        Delaware                                     77-0262908
---------------------------------                    -------------
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

655 Montgomery Street,
San Francisco, California                            94111
-------------------------                            -----
(Address of Principal Executive                      (Zip Code)
Offices)

                                 (415) 616-8111
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

         Common Stock, $.001 par value; Preferred Share Purchase Rights
         --------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes___No__X_

         The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the closing sale price) on December 31, 2002 was approximately $8,616,480.

         As of September 15, 2003, 17,951,267 shares of the registrant's Common Stock, par value $.001 per share, were outstanding.

         Documents Incorporated By Reference: None

                                    PART I.

         ITEM 1.  BUSINESS

                 The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for our future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of us. These risks and uncertainties include, but are not limited to, those relating to our historical operations, including growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, ability to successfully integrate acquired companies and product lines, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, the ability to maintain adequate financing arrangements necessary to fund operations and the general condition of the economy and its effect on the securities markets and other risks detailed in our other filings with the Securities and Exchange Commission. If the proposed asset sale described below under "Recent Developments" is consummated, the risks and uncertainties described above will not be applicable to our ongoing business operations insofar as any such factors apply only to our historical lawn and garden businesses, which we will be divesting. Moreover, if the asset sale is consummated we will also be subject to the risks of a company with limited operations that will be seeking to supplement its remaining business operations. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

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

         We were organized under the laws of the State of California in August 1990 under the name Natural Earth Technologies, Inc. In January 1992 we reincorporated under the laws of the State of Delaware and in July 1995 we changed our name to U.S. Home & Garden Inc. Our lawn and garden operations are conducted through our subsidiary Easy Gardener, Inc. ("Easy Gardener") and Easy Gardener's subsidiaries and through our subsidiary, Ampro Industries, Inc. ("Ampro"), and our agricultural products operations are conducted through our subsidiary Golden West Agri-Products, Inc. ("Golden West"). Unless the context suggests otherwise, references in this Report to "we", "us", "the Company", or "our" refer to U.S. Home & Garden Inc. and its subsidiaries. Our executive offices are located at 655 Montgomery Street, Suite 830, San Francisco, California 94111, and our telephone number is (415) 616-8111.

         RECENT DEVELOPMENTS

         We and our primary operating subsidiaries, Easy Gardener and Ampro, have entered into an asset purchase agreement with an entity formed by current and former members of management of those subsidiaries, Easy Gardener Products, Ltd. ("Easy Gardener Products"). Under the terms of the asset purchase agreement, Easy Gardener and Ampro are to sell their operations, including substantially all of their assets to Easy Gardener Products. These operations comprise approximately 99% of our consolidated sales and 98% of our consolidated assets. The assets to be acquired by Easy Gardener Products consist of:

         o substantially all of the assets of Easy Gardener and Ampro, including:

         o        all of their business operations and assets,

         o the capital stock and operations of Easy Gardener's wholly-owned subsidiaries, Easy Gardener UK Ltd. and Weatherly Consumer Products Group, Inc. and

         o indirectly, the capital stock and operations of Weatherly Consumer Products, Inc., a wholly-owned subsidiary of Weatherly Consumer Products Group, Inc; and

         o        from us, all of the common securities of our subsidiary, U.S.
                  Home & Garden Trust I (the "Trust"), as well as the 251,981 trust preferred securities previously issued by the Trust and currently owned by us.

         The proposed management buyout, which is expected to close in October 2003, is also structured to include Easy Gardener Products' assumption of substantially all of the selling subsidiaries liabilities and the transfer by us of our obligations relating to the Trust. These liabilities comprise approximately 99% of our consolidated liabilities.

         o Easy Gardener Products will pay us a total purchase price of $11,950,000, less certain expenses related to the transaction for the assets it is acquiring. Of this amount, $10,350,000 will be paid to us in cash at the closing and $1,600,000 will be paid to us in the form of a subordinated promissory note. The note will mature in 2009 subject to certain prepayments from excess cash flow. Interest on the principal amount outstanding from time to time will accrue at the rate of 9% per annum and will be capitalized by increasing the principal amount of the note. The note will be subordinated to the indebtedness of Easy Gardener Products under its senior credit facility and under its note to be issued to Central Garden & Pet Company. It will be senior to the debentures underlying the trust preferred securities issued by the Trust.

                  In addition, Easy Gardener Products is to:

         o pay or assume our senior credit facility, including all borrowings outstanding under the facility as of the closing. There was a total of $24,000,000 outstanding under this facility as of September 15, 2003. In connection with this payment or assumption we are to be discharged from any future obligations under the facility;

         o assume our obligations under the Trust-related documents, including its issuance of a guarantee and new debentures in the aggregate principal amount of $57,035,000, each identical to the current guarantee and debentures. In connection with this assumption, we will be discharged from any further obligations under the Trust-related documents; and

         o assume our obligations under an outstanding option granted by us in November 2001 to our prior subordinated lenders, which is exercisable for 94,875 of the trust preferred securities currently owned by us.

         o Assume substantially all of our selling subsidiaries' operational (non-debt) liabilities;

         If the proposed asset sale is consummated, then under the terms of a settlement agreement with our prior subordinated lenders, upon the closing of the proposed asset sale the warrants to purchase our common stock held by these former lenders will be amended to increase the number of shares that may be issued upon exercise of the warrants and to reduce the per share exercise price.

         In addition to the consideration to be received upon consummation of the proposed asset sale we will be retaining the capital stock and assets of Golden West, which accounted for less than 1% of our consolidated net sales for each of the last three fiscal years. After the asset sale we intend to explore certain business opportunities to supplement or replace the operations of Golden West that we will be retaining after the sale.

         The asset sale will result in the elimination of our historical lawn and garden operations. Immediately after the sale, our only operations will consist of those of Golden West. Therefore, the asset sale will result in the elimination of a significant amount of our historical operating expenses and the elimination of all of our debt, with a corresponding elimination of the interest expense associated with the debt.

         The discussion of our historical business set forth below does not reflect the effects on our operations which will result from the consummation of the proposed asset sale.

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

         o Weatherly Consumer Products Group, Inc. ("Weatherly"). A manufacturer of fertilizer spikes and other lawn and garden products, which we acquired in August 1996 for 1,000,000 shares of our common stock valued at $3.0 million and approximately $22.9 million in cash.

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

CONSUMER LAWN AND GARDEN PRODUCTS

         The primary consumer lawn and garden products marketed by us to our Retail Accounts are:

         Landscape Fabric. We market different types of landscape fabric in varying thicknesses and strengths under the trade names WeedBlock(R), MicroPore(R), Pro WeedBlock(TM), and Landmaster(R). Landscape fabrics allow water, nutrients and oxygen to filter through to the soil but prevent weed growth by blocking sunlight. Our primary landscape fabrics are made from non-woven fabrics which are generally manufactured with extruded polymers, pressed or vacuum formed into thin sheets having the feel and texture of light plastics. For the fiscal years ended June 30, 2003, 2002 and 2001, sales of landscape fabric represented approximately 48%, 51% and 48%, respectively, of our consolidated net sales.

         Fertilizer, Plant Food and Insecticide Spikes. Fertilizer spikes deliver plant food nutrients directly to the root of the plant, an alternative method of maintaining plant health to surface-delivered liquid or solid fertilizers. Some of our fertilizer spikes have the added feature of containing an insecticide for the control of unwanted insects.

We market a variety of indoor and outdoor specialty fertilizer and plant food spikes primarily under the Jobe's(R) tradename, one of the most recognized brands in the consumer lawn and garden industry. For the years ended June 30, 2003, 2002 and 2001, sales of fertilizer, plant food and insecticide spikes constituted approximately 12%, 14% and 17%, respectively, of our consolidated net sales.

         Landscape Edging. We market a variety of resin-based decorative landscape edgings under trade names including Emerald Edge and Terra Cotta Tiles(TM). Our decorative edgings are used by consumers to define the perimeter of planting areas with a variety of designs which include stone, log, terra cotta tiles and picket fences. For the years ended June 30, 2003, 2002 and 2001, sales of landscape edging constituted approximately 10%, 10% and 9%, respectively, of our consolidated net sales.

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

         Agricultural Products. Through Golden West, we manufacture and distribute certain humic acid-based agricultural products for use on farms and orchards. Golden West generally sells its products to agricultural distributors, which in turn market Golden West's products to farms and orchards. The principal agricultural products manufactured or distributed by us are: Energizer(R), a formulation of humic acids which, when applied in conjunction with liquid fertilizers, permits crops to absorb a greater amount of the nutrients in the fertilizer; Penox(R), a surfactant, or penetrating wetting agent, that contains humic acid which, when applied in conjunction with herbicides, defoliants and other agricultural products, increases their effectiveness; and Powergizer(R), a foliar nutrient, or plant food, containing humic acid which promotes growth and vigor in many types of crops. Sales of our agricultural products accounted for less than 1% of our consolidated net sales in the fiscal years ended June 30, 2003, 2002 and 2001.

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

CUSTOMERS

         Our customers include home improvement centers, mass merchandisers, hardware stores, nurseries, and garden centers and other retail channels throughout the United States. Our two largest customers for fiscal 2003, Home Depot and Ace Hardware, accounted for approximately 54% and 6%, respectively, of our consolidated net sales during that period. Our two largest customers for fiscal 2002, Home Depot and Lowe's, accounted for approximately 49% and 10%, respectively, of our consolidated net sales during such year. Home Depot and Lowe's, accounted for approximately 43% and 14%, respectively, of our consolidated net sales during fiscal 2001. Our ten largest customers as a group accounted for approximately 77%, 78% and 80% of our consolidated net sales during fiscal 2003, 2002 and 2001, respectively. Sales to such customers are not governed by any contractual arrangement and are made pursuant to standard purchase orders. While we believe that relations with our largest customers are good, the loss of any of these customers could have an adverse effect upon our results of operations. Our International sales are subject to certain risks in doing business in foreign countries including, but not limited to, currency exchange rate fluctuations and tariffs.

         Our sales are concentrated in the United States, with international sales (primarily in Europe and Canada) accounting for approximately 10%, 6%, and 3% of our net sales for each of fiscal 2003, 2002 and 2001, respectively. We are currently attempting to develop relationships with distributors outside of the United States.

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

         We spent approximately $2.6 million in fiscal 2003 on a combination of media development, print, radio and television advertising, cooperative advertising (advertising done in conjunction with retailers), attendance at trade shows and public relations to promote awareness, understanding and brand identification of our lawn and garden products.

         We utilized a substantial portion of our marketing budget for fiscal 2003 on cooperative advertising in conjunction with key retail customers.

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

INVENTORY AND DISTRIBUTION

         In order to meet product demand, we historically kept relatively large amounts of product inventory on hand during the months of highest demand. As a result of changes in customer inventory purchasing patterns described in the preceding paragraph and improved communications with customers, we improved our ability to meet customer demands without maintaining excess inventory levels during the last two fiscal years. Inventory obsolescence has historically not been a major issue but could increase in the future. Retail Accounts generally require delivery within five business days. Orders are normally processed within 48 hours and shipped by common carrier. Our shipping and freight costs have increased during the last two fiscal years due to smaller orders, higher costs from the freight carriers and increased volume to a significant customer that stipulates we use a required carrier.

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

         In connection with our acquisition, through Easy Gardener, of the assets of Easy Gardener's predecessor in September 1994, we acquired certain trademarks and copyrights used by Easy Gardener, Inc. in connection with its business including, but not limited to, the trademarks, WeedBlock(R), Easy Gardener(R), MicroPore(R) and BirdBlock(R). In connection with its acquisition of Weatherly Group, we acquired certain patents, as well as certain copyrights and trademarks used in connection with Weatherly Group's business including, but not limited to, Jobe's(R), Ross(R), Green Again(R), Gro-Stakes(R), Tree Guard(R) and XP-20(R). We also acquired certain patents and trademarks when we acquired the assets of Emerald Products, LLC and also acquired certain trademarks in connection with our purchase of the Plasti-Chain line of products from Plastic Molded Concepts, Inc. We also acquired the trademark Landmaster(R) in connection with our acquisition of substantially all of the assets of Landmaster Products, Inc. In addition, we acquired the trademarks Polyspun 350(R), Nature Shield(R) and Diamondback(R) in connection with our acquisition of the Tensar(R) consumer product line. In connection with the acquisition of the Tensar(R) consumer product line, The Tensar Corporation granted to us an exclusive royalty-free perpetual license to use the trademark Tensar(R) in connection with a wide range of polymeric grid, mesh, net and related products supplied to us by The Tensar

Corporation. In connection with our acquisition of Ampro, we acquired certain trademarks used in connection with Ampro's business including, but not limited to, Amturf(R). There can be no assurance that we will apply for any additional trademark or patent protections relating to our products or that our current trademarks and patents will be enforceable or adequately protect us from infringement of our proprietary rights.

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

PRODUCT LIABILITY

         We, as a manufacturer of lawn and garden care and pesticide products, may be exposed to significant product liability claims by consumers. Although we have obtained product liability insurance coverage in the aggregate amount of $2.0 million with all policies limited to $1.0 million per occurrence, and have obtained an umbrella policy in the amount of $10.0 million, which excludes Weed Wizard, there can be no assurance that such insurance will provide coverage for any claim against us or will be sufficient to cover all possible liabilities. In the event a successful suit is brought against us, unavailability or insufficiency of insurance coverage could have a material adverse effect on us. Moreover, any adverse publicity arising from claims made against us, even if such claims were not successful, could adversely affect the reputation and sales of our products.

EMPLOYEES

         As of September 15, 2003 we had 178 full-time employees. Of such employees, 3 are executive officers of U.S. Home & Garden Inc., 51 were engaged in administration and finance, 29 were engaged in sales and marketing, 30 were engaged in warehouse, shipping and receiving, and 65 were engaged in production. None of our employees are covered by collective bargaining agreements. We believe that we have a good relationship with our employees. If our proposed sale of assets to Easy Gardener Products is consummated, most of these employees will become employees of Easy Gardener Products and we will retain only certain executive and administrative employees and the employees of our Golden West subsidiary.

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

         Easy Gardener leases approximately 250,000 square feet of office and warehouse space in Waco, Texas for which we pay $19,386 per month in rent, pursuant to a lease agreement that expires in February 2005. Easy Gardener's facilities contain landscape fabric converters, packaging equipment and warehouse and shipping facilities.

         Weatherly leases approximately 72,000 square feet of manufacturing and warehouse space in Paris, Kentucky for $9,931 per month in rent pursuant to a lease that expires in June 2006. Weatherly also leases an additional 59,000 feet of warehouse space in Paris, Kentucky for $9,845 per month in rent, pursuant to a lease agreement that expires in June 2006.

         Golden West's offices are located in Merced, California in approximately 900 square feet of space it leases for $1,500 per month base rent on a month to month basis.

         With respect to the storage, packaging and distribution of certain of our commercial grade landscape fabric products, Easy Gardener has entered into a lease pursuant to which we are provided with 60,000 square feet of warehouse space in Colorado. The lease, which expires on May 31, 2005, provides for a rental rate of $16,010 per month, which increases 5% per year on June 1 of each year.

         We believe that our current manufacturing and warehouse space is adequate for our planned future operations.

         If our proposed sale of assets to Easy Gardener Products is consummated we will retain only our executive offices and Golden West's offices.

         ITEM 3. LEGAL PROCEEDINGS

         Not applicable

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable

                                    PART II.

         ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has traded in the over-the-counter market and was quoted on the NASDAQ Stock Market from March 26, 1992 until April 18, 2003. Our common stock has been traded on the over-the-counter bulletin board since April 18, 2003. The symbol for our common stock is "USHG.OB". The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, for the following periods as reported by Nasdaq.

Year Ended June 30, 2003                   High                     Low

First Quarter                              $.67                   $ .20
Second Quarter                              .68                     .16
Third Quarter                               .59                     .44
Fourth Quarter                              .60                     .31

Year Ended June 30, 2002

First Quarter                              $.98                   $ .47
Second Quarter                              .78                     .38
Third Quarter                               .62                     .36
Fourth Quarter                              .72                     .34


         As of September 15, 2003, the number of holders of record of our common stock was 200. In addition, there are in excess of 500 beneficial owners of our common stock whose shares are held in "street name".

         We have not paid any cash dividends on our common stock to date and do not expect to declare or pay any cash or stock dividends in the foreseeable future. The lending agreements between us and our primary lending institutions prohibit us from paying dividends without the lenders' consent.

         The following table sets forth certain information as of June 30, 2003 regarding outstanding options, warrants and other rights to purchase Common Stock that were outstanding on June 30, 2003.

-------------------------------- ---------------------- ------------------------- ------------------------------
                                          (a)                      (b)                         (c)
-------------------------------- ---------------------- ------------------------- ------------------------------
         Plan Category           Number of securities       Weighted-average          Number of securities
                                   to be issued upon       exercise price of          remaining for future
                                      exercise of         outstanding options,        issuance under equity
                                 outstanding options,     warrants and rights          compensation plans
                                  warrants and rights                                 (excluding securities
                                                                                    reflected in column (a))
-------------------------------- ---------------------- ------------------------- ------------------------------
   Equity compensation plans           3,099,000                 $2.33                       536,000
 approved by security holders
-------------------------------- ---------------------- ------------------------- ------------------------------
 Equity compensation plans not       3,069,000 (1)               $1.71                          -
 approved by security holders
-------------------------------- ---------------------- ------------------------- ------------------------------

             Total                     6,168,000                 $2.02                       536,000
-------------------------------- ---------------------- ------------------------- ------------------------------


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

         ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA).

         The following selected consolidated financial data at and for the years ended June 30, 1999, 2000, 2001, 2002 and 2003 has been derived from our audited consolidated financial statements. Such information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto appearing elsewhere in this Report. Differences between amounts included below and amounts previously reported are due to the reclassification of discontinued operations.

Statement of Operations Data

                                                                              Year Ended June 30,
                                                    ------------- -------------- ------------- ---------------- -------------
                                                            1999           2000          2001             2002          2003
                                                    ------------- -------------- ------------- ---------------- -------------

Net sales..................................              $85,024        $86,919       $78,863          $78,947       $76,244

Cost of sales..............................               42,322         47,802        44,065           43,358        43,453
                                                    ------------- -------------- ------------- ---------------- -------------
Gross profit...............................               42,702         39,117        34,798           35,589        32,791

Selling, shipping, general and administrative
expenses...................................               31,683         29,554        30,638           27,686        28,025

Restructuring charges (1)..................                    -              -         2,860                -             -
                                                    ------------- -------------- ------------- ---------------- -------------
Income from operations.....................               11,019          9,563         1,300            7,903         4,766

Refinancing and transaction costs..........                    -              -             -            (254)       (4,291)

Other (3)..................................                    -          1,224             -                -             -

Interest expense, net......................              (6,883)        (6,692)       (7,331)          (7,291)       (7,994)

Income tax (expense) benefit...............              (1,643)        (1,213)         1,406            (228)         (133)
                                                    ------------- -------------- ------------- ---------------- -------------
Income (loss) from continuing operations before            2,493          2,882       (4,625)              130       (7,652)
cumulative effect of a change in accounting
principle..................................

Loss from discontinued operations,
net of tax and minority interest (2).......                (444)        (3,227)      (16,253)          (1,760)       (1,436)

Gain (loss) on disposal of discontinued
operations, net of tax and minority interest (2)               -             -        (4,551)               20          (49)
                                                    ------------- -------------- ------------- ---------------- -------------
Income (loss) before cumulative effect of a
change in accounting principle.............                2,049          (345)      (25,429)          (1,610)       (9,137)

Cumulative effect of a change in accounting
principle (4)..............................                    -              -             -          (9,882)             -
                                                    ------------- -------------- ------------- ---------------- -------------
Net income (loss)..........................               $2,049         $(345)     $(25,429)        $(11,492)      $(9,137)
                                                    ============= ============== ============= ================ =============
Income (loss) from continuing operations per
common share before cumulative effect of a
change in accounting principle:

Basic......................................                 $.13           $.09        $(.26)             $.01        $(.43)

Dilutive...................................                 $.11           $.08        $(.26)             $.01        $(.43)

Net income (loss) per share:

Basic .....................................                 $.10         $(.02)       $(1.40)           $(.66)        $(.51)

Dilutive...................................                 $.09         $(.02)       $(1.40)           $(.64)        $(.51)

Weighted average number of common and common equivalent shares outstanding:

Basic......................................           19,621,000     19,031,000   18,181,000        17,555,000    17,951,000

Dilutive...................................           23,595,000     20,760,000   18,181,000        18,024,000    18,068,000

    Balance Sheet Data:
                                                                        June 30,
                                            -----------------------------------------------------------------
                                                 1999         2000          2001         2002           2003
                                                 ----         ----          ----         ----           ----
          Working capital (deficit)......     $32,874      $25,151        $4,867       $2,728       $(5,532)
          Intangible assets, net.........      82,109       67,839        65,892       56,259         56,268
          Total assets...................     138,263      138,545       109,463       99,365         96,559
          Short-term debt................          --        3,125        21,670       22,748         27,227
          Long-term debt.................      78,750       58,338        56,951       56,951         57,092
          Total liabilities..............      91,779       89,331        90,256       92,383         98,595
          Stockholders' equity (deficit).      46,484       45,103        17,968        6,982        (2,036)

(1) Amount represents restructuring charges relating to the closing and sale of the Ampro facility. See further discussion at Note 15 to the Consolidated Financial Statements included in Part II, Item 8.

(2) Amounts represent operations and estimated loss on disposal of the Weed Wizard and Egarden subsidiaries. See further discussion at Note 2 to the Consolidated Financial Statements included in Part II, Item 8.

(3) Amount represents gain incurred on the repurchase of mandatorily redeemable trust preferred securities of U.S. Home & Garden Trust I. Amount was reclassified from extraordinary gain upon adoption of Statement of Financial Accounting Standards No. 145. See summary of Accounting Policies in the Consolidated Financial Statements included in Part II, Item 8.

(4) Amount represents the cumulative effect of a change in accounting principle related to goodwill. See further discussion at Note 7 to the Consolidated Financial Statements included in Part II, Item 8.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         We manufacture and market a broad range of brand-name consumer lawn and garden products through our wholly-owned subsidiaries, Ampro, Easy Gardener and Golden West, and through Easy Gardener's wholly-owned subsidiaries, Weatherly and Easy Gardener UK. Since 1992, we have consummated eleven acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of approximately $111 million in cash, notes and equity securities. As a result of such acquisitions, we recognized a significant amount of goodwill which, in the aggregate, was approximately $49.9 million as of June 30, 2003. Effective July 1, 2001 we adopted Statement of Financial Accounting Standards (SFAS) No. 142. Accordingly, no amortization of goodwill was reflected in the financial statements for the fiscal years ended June 30, 2003 and 2002 compared to $2.5 million for the year ended June 30, 2001. We completed the transitional goodwill impairment test during fiscal 2002 and recorded an impairment loss of $9.9 million which relates primarily to the Ampro operations. This loss is reflected as a cumulative effect of a change in accounting principle. See also "Summary of Accounting Policies - Intangible Assets" and

Note 7 to the Consolidated Financial Statements included in Part II, Item 8.

         Our results of operations for the fiscal year ended June 30, 2003 were adversely affected by the prolonged periods of inclement weather in many portions of the United States during the late spring and early summer which negatively impacted the lawn and garden industry. Our results were also adversely affected by the refinancing costs and related write-offs and transaction expenses related to the proposed sale of Easy Gardener assets. Our results were also adversely affected by the discontinued Weed Wizard operations that generated a loss of $1.4 million for the year. Results were also impacted in the third and fourth quarters by changes in the buying pattern of certain of our key customers who carried less inventory than in prior years and replenished their lower inventory levels as sales were made by them.

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

         If our proposed sale of assets to Easy Gardener Products is consummated there will be a material reduction in our net sales and operating expenses and in our assets and liabilities as a result of our divestiture of substantially all of the assets and operations of our material operating subsidiaries. Except as specifically set forth below, the discussion below does not give effect to the consummation of the proposed sale of assets.


Historical Results of Operations

         The following table sets forth for the periods indicated certain selected income data as a percentage of net sales:

                                                                          Percentages of Net Sales
                                                          ----------------------------------------------------------
                                                                             Year Ended June 30,
                                                          ----------------------------------------------------------
                                                                2001                  2002                2003
                                                                ----                  ----                ----
Net sales............................................           100%                  100%                100%
Cost of sales........................................           55.9                  54.9                57.0
                                                                ----                  ----                ----
Gross profit.........................................           44.1                  45.1                43.0
Selling and shipping expenses........................           20.8                  23.2                24.5
General and administrative expenses..................           18.1                  11.9                12.2
Restructuring charges................................            3.6                   -                   -
                                                                 ---                   -                   -
Income from operations...............................            1.6                  10.0                6.3
Refinancing and transaction costs                                 -                   (.3)               (5.6)
Interest expense, net................................           (9.3)                (9.3)               (10.5)
Income tax (expense) benefit.........................            1.8                  (.3)                (.2)
Loss from discontinued operations, net...............          (20.6)                (2.2)               (1.9)
Loss on disposal of discontinued operations, net.....           (5.7)                  -                  (.1)
Cumulative effect of a change in accounting principle             -                  (12.5)                -
                                                                  -                  ------                -

Net loss ............................................          (32.2)%              (14.6)%             (12.0)%
                                                               -------              -------             -------

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

         Net sales. Net sales decreased $2.7 million, or 3.4%, to $76.2 million for the fiscal year ended June 30, 2003 from $78.9 million during the fiscal year ended June 30, 2002. The decline was due to prolonged periods of inclement weather in many areas of the United States as well as increased discounts, returns and allowances.

         Gross profit. Gross profit decreased by $2.8 million, or 7.9%, to $32.8 million for the fiscal year ended June 30, 2003 from $35.6 million during the comparable period in 2002. Gross profit as a percentage of net sales decreased to 43.0% during the fiscal year ended June 30, 2003 from 45.1% during the comparable period in 2002. The decrease in gross profit is due to the decrease in sales volume and the increased discounts, returns and allowances.

         Selling and shipping expenses. Selling and shipping expenses increased $.4 million, or 2.2% to $18.7 million during the fiscal year ended June 30, 2003 from $18.3 million during the comparable period in 2002. Selling and shipping expenses as a percentage of net sales increased to 24.5% during the fiscal year ended June 30, 2003 from 23.2% during the comparable period in 2002. This increase in expense and percentage was primarily a result of increased out bound freight costs resulting from a reduction in the average size of shipments, increase in freight costs, and increase in volume to a significant customer that stipulates we use a required carrier.

         General and administrative expenses. General and administrative expenses decreased $0.1 million or 0.7% to $9.3 million during the fiscal year ended June 30, 2003 from $9.4 million during the comparable period in 2002. As a percentage of net sales, general and administrative expenses increased to 12.2% during the fiscal year ended June 30, 2003 from 11.9% during the comparable period in 2002.

         Income from operations. Income from operations decreased by $3.1 million, or 39.7% to $4.8 million during the fiscal year ended June 30, 2003 compared to $7.9 million for the comparable period in 2002. The decrease in income from operations for the 2003 period is primarily attributable to the reduction in sales and increase in discounts, returns and allowances. As a percentage of net sales, income from operations decreased to 6.3% for the fiscal year ended June 30, 2003 from 10.0% during the comparable period in 2002.

         Refinancing and transaction costs. Refinancing and transaction costs increased $4.0 to $4.3 million during the year ended June 30, 2003 from $0.3 million during the comparable period in 2002. Included in such costs for the year ended 2003 is $2.0 million of previously deferred finance costs and discounts related to the replaced finance agreements and $2.3 million of refinancing and transaction expenses. We wrote-off $0.3 million of deferred finance costs during the comparable period in 2002 as a result of refinancing.

         Net interest expense. Net interest expense increased $0.7 million, or 9.6% to $8.0 million during the fiscal year ended June 30, 2003 compared to $7.3 million during the comparable period in 2002. The increase in expense is primarily due to increased borrowings under the term loan and the revolver and increased borrowing rates at the end of the year due to covenant violations.

         Income tax expense. Income tax expense was $0.1 million during the fiscal year ended June 30, 2003 compared to $0.2 million during the comparable period in 2002.

         Discontinued operations. In June 2002, we announced we were discontinuing the Weed Wizard line of products effective September 30, 2002 due to continued operating losses, the loss of sales due to the product recall in fiscal 2000, and the current and future prospects for the operation.

         The net loss from discontinued operations was $1.4 million during the year ended June 30, 2003 compared to $1.8 million in fiscal 2002. In fiscal 2002, we recorded an estimated net loss on disposal of Weed Wizard of $1.1 million related to the write-down of inventory and long-lived assets. As of June 30, 2003, all Weed Wizard assets have been written off. The remaining assets at June 30, 2002 consisted of accounts receivable of $0.4 million, inventory of $0.3 million, other current assets of $0.3 million, and net property and equipment of $0.1 million. Remaining liabilities included accounts payable and accrued expenses of $0.3 million. As of June 30, 2003, we recorded cash of $0.1 million and accrued liabilities of less than $0.1 million for our discontinued Egarden operation. Such liabilities exclude leases guaranteed having an unpaid balance of $0.1 million at June 30, 2003.

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

         Cumulative effect of a change in accounting principle. We recorded a cumulative effect of a change in accounting principle for the fiscal year ended June 30, 2002 as a result of the completion of the transitional goodwill impairment test in conjunction with the adoption of SFAS No. 142. The recording of an impairment loss of $9.9 million, which is primarily related to the Ampro operations, is reflected as a cumulative effect of a change in accounting principle. See Note 7 to the Consolidated Financial Statements included in Part II, Item 8.

          Net loss. Net loss decreased by $2.4 million to $9.1 million during the fiscal year ended June 30, 2003 from a net loss of $11.5 million during the comparable period in 2002 due to the matters described above.

     The diluted net loss per common share decreased $.13 to a net loss of $.51 per share when compared to the diluted net loss per common share of $.64 during the comparable period in 2002.

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

         General and administrative expenses. General and administrative expenses decreased $4.9 million or 34.1% to $9.4 million during the fiscal year ended June 30, 2002 from $14.3 million during the comparable period in 2001. As a percentage of net sales, general and administrative expenses decreased to 11.9% during the fiscal year ended June 30, 2002 from 18.1% during the comparable period in 2001. This decrease is primarily a result of the adoption of SFAS No. 142 effective July 1, 2002 that requires, among other things, companies to no longer amortize goodwill, but instead test goodwill for impairment at least annually. Goodwill amortization included in general and administrative expenses for the year ended June 30, 2001, totaled approximately $2.5 million. This decrease is also due to the restructuring of Ampro and closing of its Bradley, Michigan facility and the related reduction of costs. The savings related to the closing of the Bradley, Michigan facility totaled approximately $1.6 million. The cost reductions were offset in part by a $0.5 million write off of K-Mart receivables when they declared bankruptcy. We continue to sell to K-mart under secured financing. K-Mart's receivable balance at June 30, 2002 was $0.7 million, all of which has subsequently been collected.

         Restructuring charges. There were no restructuring costs incurred in fiscal 2002. In 2001, we recorded restructuring charges of $2.9 million relating to the closing and sale of the Ampro Industries, Inc. facility in Michigan. We continue to sell many of the products that were being manufactured at Ampro's Michigan facility through a contract manufacturing agreement. We recognized approximately $1.7 million of expenses and losses relating to the closing and sale of property and equipment of the Ampro facility and $1.2 million for the termination benefits to be paid to all 60 employees involved with our facility. All severance payments as a result of the restructuring were made by June 30, 2002. No adjustments were made to the liability recorded for severance payments during the year ended June 30, 2002.

         Income from operations. Income from operations increased by $6.6 million, to $7.9 million during the fiscal year ended June 30, 2002 compared to $1.3 million for the comparable period in 2001. The increase in income from operations for the 2002 period is primarily attributable to the matters described above, the most significant matter being the reduction in general and administrative expenses. As a percentage of net sales, income from operations increased to 10.0% for the fiscal year ended June 30, 2002 from 1.6% during the comparable period in 2001.

         Net interest expense. Net interest expense remained consistent at $7.3 million during the fiscal years ended June 30, 2002 and 2001. Borrowings under our revolving credit facilities decreased and interest rates on the revolving credit facility also decreased, but were offset by the increased cost of subordinated debt.

         Income tax benefit (expense). Income tax expense was $0.2 million during the fiscal year ended June 30, 2002 compared to an income tax benefit of $1.4 million during the comparable period in 2001. This results from having pre-tax income before discontinued operations of $.4 million in fiscal 2002 and a pre-tax loss of $6.0 million in the comparable period in 2001. See Note 16 to the Consolidated Financial Statements included in Part II, Item 8.

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

         Cumulative effect of a change in accounting principle. We recorded a cumulative effect of a change in accounting principle for the fiscal year ended June 30, 2002 as a result of the completion of the transitional goodwill impairment test in conjunction with the adoption of SFAS No. 142. The recording of an impairment loss of $9.9 million, which is primarily related to the Ampro operations, is reflected as a cumulative effect of a change in accounting principle. See Note 7 to the Consolidated Financial Statements included in Part II, Item 8.

          Net loss. Net loss decreased by $13.9 million to a net loss of $11.5 million during the fiscal year ended June 30, 2002 from a net loss of $25.4 million during the comparable period in 2001.

         The diluted net loss per common share decreased $.75 to a net loss of $.65 per share when compared to the diluted net loss per common share of $1.40 during the comparable period in 2001. The decrease in net loss per common share is primarily attributable to the unusual events in fiscal 2001 which were the impairment of goodwill of one of its subsidiaries, Weed Wizard, Inc., the restructuring charge related to the closure of the Ampro Industries, Inc. facility in Michigan, and the discontinuance of its business-to-business e-commerce subsidiary, Egarden Inc. There were also slightly fewer weighted average common and common equivalent shares outstanding during the year ended June 30, 2002 compared to the comparable period in the prior year.

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

         Sales of our agricultural products, which were not material for fiscal 2003, are also seasonal. Most shipments occur during the period from March through October.

RELATED PARTY TRANSACTIONS

See discussion regarding related party transactions in Part II, Item 13 and Note 8 to the Consolidated Financial Statements included in Part II, Item 8.

Set forth below is certain unaudited quarterly financial information:

                                                                Quarter ended
                                            (in thousands, except percentages and per share data)
                        -----------------------------------------------------------------------------------------------
                        September 30, December 31,  March 31,  June 30, September 30, December 31, March 31, June 30,
                             2001         2001         2002      2002       2002           2002     2003       2003
                        ------------- ------------ ---------- --------- ------------- ------------ --------- ----------
Net sales..............     $13,483       $11,762    $23,913   $29,789     $13,151     $12,351      $24,036   $26,706
Cost of sales..........       7,943         7,010     12,826    15,579       8,186       7,167       12,758    15,342
                        -----------------------------------------------------------------------------------------------
Gross profit...........       5,540         4,752    11,087     14,210       4,965       5,184       11,278    11,364
Selling, shipping,
general and
  administrative
expenses...............       6,326         5,594     7,455      8,311       6,815       5,657        7,895     7,658
Restructuring charges..           -             -         -          -           -           -            -         -
                        -----------------------------------------------------------------------------------------------
Income (loss) from            (786)         (842)     3,632      5,899     (1,850)        (473)       3,383     3,706
operations.............
Interest income........          43            27        12          1           -           -            -         -
Refinancing and
transaction costs......           -         (254)         -          -       (194)      (3,869)        (116)     (112)
Interest expense.......
                            (1,810)       (1,766)    (1,822)   (1,976)     (1,834)      (1,826)      (1,998)   (2,336)
                        -----------------------------------------------------------------------------------------------
Income (loss) from          (2,553)       (2,835)     1,822      3,924     (3,878)      (6,168)       1,269     1,258
continuing operations
before income taxes
and cumulative effect
of a change in
accounting principle...
Income tax benefit
(expense)..............           -            -          -      (228)          -         (108)          (3)      (22)
Income (loss) from
discontinued
operations, net of
taxes and minority
interest.....                 (268)         (490)       227    (1,229)      (978)         (215)         (41)     (202)
Gain (loss) on
disposal of
discontinued
operations, net of
taxes and minority
interest...............           -            -          -        20          -             -            -       (49)
                        -----------------------------------------------------------------------------------------------
Income  (loss) before       (2,821)       (3,325)     2,049     2,487     (4,856)       (6,491)       1,225       985
cumulative effect of a
change in accounting
principle.........
Cumulative effect of a
change in accounting
principle.........          (9,882)            -          -         -          -             -            -         -
                        -----------------------------------------------------------------------------------------------
Net income (loss)......   $(12,703)      $(3,325)    $2,049    $2,487    $(4,856)      $(6,491)      $1,225      $985
                        -----------------------------------------------------------------------------------------------
Diluted net income          $(0.72)       $(0.19)     $0.11     $0.14    $ (0.27)       $(0.36)       $0.07     $0.06
(loss) per share(1)....
Weighted average
common and common
equivalent shares
outstanding(1).........     17,543        17,543     17,915    17,929     17,752        17,879       18,124    17,863
                        -----------------------------------------------------------------------------------------------

Net sales..............      100.0%        100.0%     100.0%    100.0%     100.0%        100.0%       100.0%    100.0%
Cost of sales..........       58.9%         59.6%      53.6%     52.3%      62.2%         58.0%        53.1%     57.4%
                        -----------------------------------------------------------------------------------------------
Gross profit...........       41.1%         40.4%      46.4%     47.7%      37.8%         42.0%        46.9%     42.6%
Selling, shipping,
general and
    administrative.....       46.9%         47.6%      31.2%     27.9%      51.8%         45.8%        32.8%     28.7%
Restructuring
charges............              -             -          -         -          -             -            -         -
                        -----------------------------------------------------------------------------------------------
Income (loss) from            (5.8%)        (7.2%)     15.2%     19.8%     (14.0%)        (3.8%)       14.1%     13.9%
operations.............
Interest income........        0.3%          0.2%          -        -          -             -            -         -
Refinancing and
transaction costs......         -           (2.1%)         -        -       (1.5%)       (31.3%)       (0.5%)    (0.4%)
Interest expense.......      (13.4%)       (15.0%)    (7.6%)     (6.6%)    (14.0%)       (14.8%)       (8.3%)    (8.8%)
                        -----------------------------------------------------------------------------------------------
Income (loss) from           (18.9%)       (24.1%)      7.6%     13.2%     (29.5%)       (49.9%)        5.3%      4.7%
continuing operations
before income taxes
and cumulative effect
of a change in
accounting
principle.........
Income tax benefit
(expense).............           -             -         -    (0.7%)           -          (0.9%)       -        (0.1%)
Income (loss) from
discontinued
operations, net of tax
and minority interest..       (2.0%)        (4.2%)      1.0%    (4.1%)      (7.4%)        (1.7%)    (0.2%)      (0.7%)
Gain (loss) on
disposal of
discontinued
operations, net of tax
and minority interest..          -             -         -         -           -             -         -        (0.2%)
                        -----------------------------------------------------------------------------------------------
Income (loss) before
cumulative effect of a
change in accounting
principle.........           (20.9%)       (28.3%)      8.6%      8.4%     (36.9%)       (52.5%)     5.1%        3.7%
Cumulative effect of a
change in accounting
principle...........         (73.3%)           -         -         -           -             -         -           -
                        -----------------------------------------------------------------------------------------------

Net income (loss)......      (94.2%)       (28.3%)      8.6%      8.4%     (36.9%)       (52.5%)     5.1%        3.7%
                        -----------------------------------------------------------------------------------------------

(1) Pursuant to SFAS No. 128, dilutive income per share was calculated using the treasury stock method except for quarters reporting a net loss from continuing operations. Such quarters only reflect issued and outstanding shares of our common stock in the weighted average shares outstanding.

         Differences between amounts included above and amounts previously reported on Form 10-Q are due to the reclassification of discontinued operations as described in Note 2 to the Consolidated Financial Statements included in Part II, Item 8, and the cumulative effect of a change in accounting principle of $9.9 million, related to the loss on impairment of goodwill recorded as of July 1, 2001. See Note 7 to the Consolidated Financial Statements included in Part II, Item 8.

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

         At June 30, 2003, we had consolidated cash and short-term investments totaling $0.8 million and a working deficit of $5.5 million due to classifying the revolver and the term loan in short-term debt. Under our credit facility with Wells Fargo Foothill described below, substantially all cash balances are automatically used to reduce outstanding borrowings. At June 30, 2002, we had consolidated cash and short-term investments totaling $0.2 million and working capital of $3.0 million. Under our credit facility with PNC Bank described below, substantially all cash balances were automatically used to reduce outstanding borrowings. At June 30, 2001, we had consolidated cash and short-term investments totaling $2.7 million, and working capital of $4.9 million.

         Net cash provided by operating activities for fiscal 2003 of $1.2 million consisted primarily of an increase in accounts payable and accruals of $2.4 million and an increase in accounts receivable and other current assets of $2.0 million, offset in part by a decrease in inventory of $1.1 million and the net loss from continuing operations adjusted for non-cash expenses of $2.1 million. The increase in accounts payable and accruals is primarily due to extended credit terms with certain vendors. The decrease in inventory is primarily due to increased demand late in the year due to the poor weather earlier in the season.

         Net cash used in investing activities for fiscal 2003 of $1.4 million is primarily due to capital purchases of equipment and intangible assets.

         Net cash provided by financing activities for fiscal 2003 of $1.4 million is primarily related to the $3.4 of net proceeds received as a result of our new credit facilities described below offset by repayment of existing debt and deferred finance costs of $2.0 million.

         We entered into a senior credit facility dated as of October 30, 2002 for us and our material subsidiaries. Wells Fargo Foothill, which is the administrative agent for the facility, is also the revolving credit lender, and Ableco Finance LLC is providing a term loan. The total amount of the new credit facility is $35 million, of which $23 million is a revolving credit facility and $12 million is a term loan. The new credit facility matures October 30, 2005. Interest on the revolving credit facility is at variable annual interest rates based on the prime rate or LIBOR plus applicable marginal rates. Interest on the term loan is at variable annual interest rates based on the prime rate with a minimum rate of 9.75% plus 2% of accrued interest payable upon maturity (payment in kind interest). The balance of the term loan at June 30, 2003 including payment in kind interest, was $12,142,000. The interest rate on the term loan increases 2% each year the balance is outstanding. Borrowings on the revolving credit facility were $15,085,000 at June 30, 2003 and are limited based on eligible borrowing bases, effectively $17,659,000 at June 30, 2003.

         Our obligations and the obligations of our material subsidiaries under the new credit facility are secured by a security interest in favor of the lenders in substantially all of our assets. We and our material subsidiaries are subject to certain financial and other covenants under the new credit facility. At the end of January 2003, our financial performance created a "Triggering Event" which increased the interest rate on the term loan in February through June by 2.5% points, to 14.25%. At June 30, 2003, we were in violation of certain covenants under the credit facility. Due to the covenant violations, the interest rates on both the term loan and the revolver increased by 3% points, to 17.25%, and the lender could require us to pay all principal and accrued interest at any time.

         As a result of the loan covenant violations, the opinion of our certified public accountants on our consolidated financial statements included in Part II, Item 8 was modified due to the uncertainty of our ability to obtain financing at a commercially reasonable rate, which raised doubt about our ability to continue as a going concern. However, management believes the proposed transaction described in the Business -- Recent Developments section of this report beginning on page 3 will close by October 31, 2003, and all outstanding bank debt will be repaid at the closing. If this transaction does not close, management believes, although there can be no assurance, we will be able to obtain alternative financing arrangements at commercially reasonable terms.

         We had a financing agreement to provide $25,000,000 in senior secured financing. The agreement provided for a $23,000,000 revolving credit facility and a $2,000,000 term loan due in monthly installments of $33,000 plus interest. The term loan balance outstanding at June 30, 2002 was $1,767,000. Interest on borrowings was calculated at variable annual rates based on either the bank's prime rate plus an applicable marginal rate or the federal funds rate plus an applicable marginal rate. At June 30, 2002 we had $15,036,000 of borrowings outstanding under the revolving credit facility. These borrowings were paid in full on November 1, 2002 with proceeds from the new financing agreements discussed above.

         We also had a financing agreement to provide $6,250,000 of subordinated debt. At June 30, 2002, we had borrowings outstanding of $5,945,000, net of discounts of $905,000, pursuant to the subordinated secured notes. Interest was charged on the face of the notes at 16% and 14% per annum, payable monthly. The issue price of the 16% notes was 90% of the face amount of the notes resulting in a discount of $600,000. In connection with this financing, we issued to the purchasers of the notes warrants to purchase up to 3.75% of our fully diluted common stock and an option to purchase from us certain Trust Preferred Securities of our subsidiary, U.S. Home and Garden Trust I, that are owned by us, which resulted in an additional discount of $402,000. These borrowings were paid in full on November 1, 2002 with proceeds from the new financing agreements discussed above.

         Upon repayment of the $6,250,000 subordinated debt, we continue to have certain ongoing obligations under the subordinated debt financing agreement to the holders of the warrants to purchase our common stock and option to purchase Trust Preferred Securities described above by virtue of these agreements. Under the option agreement, payments of interest on the Trust Preferred option securities is used to reduce the option price and is recorded as additional Trust Preferred liability. When the option price is reduced to zero, we will issue the underlying Trust Preferred Securities to the holders of the options. If the proposed asset sale to Easy Gardener Products is consummated the obligation under the option agreement to purchase Trust Prefered Securities will be assumed by Easy Gardener Products.

COMMITMENTS

         We lease office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2006. The future minimum lease payments under these non-cancelable operating leases are as follows:


          Year ended June 30,                                      Amount
         -------------------------------------------------------------------

         2004                                                     819,000
         2005                                                     595,000
         2006                                                     214,000
         -------------------------------------------------------------------

                                                       $        1,628,000
         -------------------------------------------------------------------


CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires the adoption and implementation of accounting policies and the use of assumptions and estimates in their presentation. The accounting policies and uncertainties, judgments and estimates make it likely that materially different amounts would be reported under different conditions and different assumptions.

         We have included below a discussion of the more critical accounting policies that are affected by the significant judgments and estimates used in the preparation of the financial statements, how such policies are applied, and how results differing from the estimates and assumptions would affect the amounts presented in the financial statements. Other accounting policies also have a significant effect on the financial statements, and some of these policies also require the use of estimates and assumptions as discussed in the Summary of Accounting Policies in our Consolidated Financial Statements at June 30, 2003.

         Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts receivable, which represents the potential estimated losses resulting from the inability of customers to make required payments for amounts owed. The allowance is estimated based on historical experience of write-offs, the level of past due amounts and information known about specific customers with respect to their ability to make payments at the balance sheet date. If the financial condition of our customers were to change, resulting in an impairment or improvement in their ability to make payments, additional allowances may be required or allowances may be reduced.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical

Corrections. SFAS No. 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 requires any gain or loss from the extinguishment of debt to meet the requirements of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions to be classified as an extraordinary item, otherwise the item would be classified in the results of continuing operations. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria of APB No. 30 for classification as an extraordinary item shall be reclassified. The provisions of the statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. SFAS No. 145 did not have an effect on our financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 did not have an effect on our financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted SFAS No. 148 during the year ended June 30, 2003.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003. We do not expect SFAS No. 149 to have an effect on our financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for us for periods ending after June 30, 2003. SFAS No. 150 did not have an effect on our financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for us for the period ended March 31, 2003, and did not have an effect on our financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation addresses consolidation by business enterprises of variable interest entities. The Interpretation will apply to us for the periods ended after June 30, 2003. We do not expect the Interpretation to have an effect on the financial statements.

INFLATION

         Inflation has historically not had a material effect on our operations.

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As a result of our variable rate revolving credit line and term loan, we are exposed to the risk of rising interest rates. The following table provides information on our fixed maturity debt as of June 30, 2003 that is sensitive to changes in interest rates.

The Revolving Credit Facility had an interest rate varying from 5.25%
to 8.25% for the year ended June 30, 2003                         $15.1 million

The Term Loan had an interest rate varying from 11.75% to 17.25% for
the year ended June 20, 2003                                      $12.1 million

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         This information appears in a separate section of this report following
Part IV.

         ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

         ITEM 9A. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings at the reasonable assurance level.

         (b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2003 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                                   PART III.

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 Our current directors and executive officers are as follows:

Name                              Age           Position
----                              ---           --------

Robert Kassel                     63            Chairman of the Board, Chief
                                                Executive Officer, President,
                                                Secretary and Treasurer

Richard Kurz *                    61            Chief Financial Officer

David Harper                      52            Executive Vice President

Richard Raleigh (1)               49            Director

Fred Heiden(1)(2)                 62            Director

Brad Holsworth(2)                 43            Director

Jon Schulberg(1)(2)               45            Director


-------
(1)      Member, Compensation Committee
(2)      Member, Audit Committee
* It is anticipated that if the proposed sale of assets to Easy Gardener Products is consummated that Mr. Kurz will shortly thereafter become an employee of Easy Gardener Products and will no longer be employed by us.

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

         Richard Kurz has been Chief Financial Officer of U.S. Home & Garden Inc. since October 2001 and served as its Vice President-Finance from June 2001 until October 2001. He has also served as Chief Financial Officer of Easy Gardener since October 2001. From 1997 until December 2000 he was Executive Vice President and Chief Financial Officer for Aircraft Interior Resources, Inc, a company that provides products and services to commercial airlines. From 1994 until 1997 he was Senior Vice President and Chief Financial Officer of American Eagle Group, Inc., a service company that provided insurance services to the aviation and other specialized industries. From 1991 to 1994 he was Chief Financial and Administrative Officer for BDP International, Inc. a logistics service provider. From 1979 to 1991 he held a variety of senior financial positions with CIGNA Corporation, a healthcare provider. Mr. Kurz is a Certified Public Accountant.

         David Harper has been a Vice President of U.S. Home & Garden Inc. since May 1999, has been an Executive Vice President of U.S. Home & Garden Inc. since July 2003 and has been employed by U.S. Home & Garden Inc. since May 1998. From 1995 to May 1998 he was an independent consultant within the lawn and garden industry where his clients included selected manufacturers, distributors, retailers and industry associations. From 1975 to 1994, he was employed by Monsanto Company in a variety of positions of increasing responsibility. From 1988 to 1994, Mr. Harper headed Monsanto's efforts to introduce its Roundup product line and the creation of its Solaris division with Monsanto's acquisition of Ortho Consumer Products in 1993.

         Richard Raleigh has been a director of U.S. Home & Garden Inc. since March 1993. He served as Chief Operating Officer of U.S. Home & Garden Inc. from June 1992 to June 30, 2001 and served as a consultant to U.S. Home & Garden, Inc. from July 2001 through June 2003. He served as Executive Vice President-Operations of U.S. Home & Garden Inc. from December 1991 to June 1992. Prior to joining U.S. Home & Garden Inc., Mr. Raleigh was a free-lance marketing consultant to the lawn and garden industry from January 1991 to December 1991. From April 1988 to January 1991, he was Director of Marketing, Lawn and Garden of Monsanto Agricultural Co. From December 1986 to April 1988, he was Vice President of Sales and Marketing of The Andersons, a company engaged in the sale of consumer and professional lawn and garden products. From November 1978 to December 1986, he held a variety of positions at The Andersons, including Operations Manager and New Products Development Manager.

         Fred Heiden, a director of U.S. Home & Garden Inc. since March 1993, has been President and principal owner of Marlin Mortgage Group, a mortgage banker business, since February 2002. He was a private investor from November 1989 to February 2002. From April 1984 to November 1989, Mr. Heiden was President and Principal owner of Bonair Construction, a Florida based home improvement construction company.

         Brad Holsworth has been a director of U.S. Home & Garden Inc. since July 2000. Since February 2003, he has been employed by Senetek, PLC, a biopharmaceutical company, as its chief financial officer. From April 2000 to February 2003, he was employed by Prescient Capital LLC, a money manager and venture capital firm, as its chief financial officer. From April 1999 to April 2000, he was employed by Banc of America Securities, as a Principal, Accounting and Finance. He was employed by the accounting firm, BDO Seidman, LLP from July 1982 to April 1999 and was a partner of BDO Seidman, LLP from July 1995 to April 1999.

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

         All of our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Our officers are elected by the Board and serve at the discretion of the Board.

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

         Based solely on our review of the copies of such forms received by us, or representations obtained from certain reporting persons, we believe that during the year ended June 30, 2003 all filing requirements applicable to the officers, directors, and greater than 10 percent beneficial stockholders of U.S. Home & Garden Inc. were complied with.

         ITEM 11. EXECUTIVE COMPENSATION.

         The following table discloses the compensation awarded by U.S. Home & Garden Inc., for the three fiscal years ended June 30, 2003, 2002 and 2001, to Mr. Robert Kassel, its Chairman, Chief Executive Officer, President, Secretary and Treasurer, Mr. Richard Grandy, its former Chief Operating Officer, and Mr. Richard Kurz, its Chief Financial Officer (together, the "Named Officers"). During the fiscal year ended June 30, 2003, no other person who served as an executive officer of U.S. Home & Garden Inc. during the fiscal year ended June 30, 2003 received a total salary and bonus that exceeded $100,000 during such fiscal year.


                                                           SUMMARY COMPENSATION TABLE

                                                          Annual Compensation    Long-Term
                                                                                 Compensation
                                                                                 Securities
Name and Principal Position                                                      Underlying            All Other
---------------------------                  Year    Salary ($)   Bonus ($)      Options (#)           Compensation($)(1)
                                             ----    ----------   ---------      ---------------       ------------------
Robert Kassel,                               2003    450,000      239,500                -                     -
Chairman, Chief Executive Officer,           2002    450,000      325,000                -                 5,149
 President, Secretary and Treasurer          2001    354,000      315,000        1,468,000 (2)             7,000

Richard Grandy, former Chief Operating       2003    345,300       28,000                -                     -
Officer (3)                                  2002    345,300            -                -                11,000
                                             2001    340,000      100,000          150,000 (2)            12,000


Richard Kurz, Chief Financial Officer        2003    176,000       22,000                -                 5,763
                                             2002    128,000            -           10,000 (4)                 -


(1) Represents our contributions to the Named Officers 401(k)/profit sharing accounts. Excludes certain perquisites that did not exceed the lesser of $50,000 or 10% of their combined bonus and salary.

(2) Represents options that were originally granted to the respective officers in prior fiscal years, the expiration dates of which were extended in fiscal 2001.

(3)      Mr. Grandy's termination date was effective July 1, 2003.

(4)      Represents options granted to Mr. Kurz in October 2001.

There were no new option grants to any Named Officers of the Company during the fiscal year ended June 30, 2003.

         The following table sets forth information concerning the number of options owned by the Named Officers and the value of any in-the-money unexercised options as of June 30, 2003. No options were exercised by any Named Officer during the fiscal year ended June 30, 2003:



                           AGGREGATED OPTION EXERCISES
                        AND FISCAL YEAR-END OPTION VALUES
                        ---------------------------------


                     SHARES ACQUIRED   VALUE REALIZED     NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-MONEY
                      ON EXERCISE(#)         ($)        UNEXERCISED OPTIONS AT JUNE 30, 2003      OPTIONS AT JUNE 30, 2003(1)
                     ---------------   --------------   ------------------------------------   ----------------------------------
NAME                                                       EXERCISABLE        UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
--------------------                                    -------------------  ---------------   ----------------- ----------------
Robert Kassel                      --               --           1,973,402           255,931                  0                 0
Richard Grandy                     --               --             150,000                --                  0                 0
Richard Kurz                       --               --              10,000                --             $1,200                 0

-------
(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the common stock exceeds the option exercise price. The last sale price (the fair market value) of the common stock on June 30, 2003 was $0.37 per share.

EMPLOYMENT AGREEMENTS OF EXECUTIVE OFFICERS

         We have entered into an employment agreement with Mr. Kassel dated as of April 1, 1996. Mr. Kassel currently serves as Chief Executive Officer and President of U.S. Home & Garden Inc. for a term which expires on March 31, 2004, which is subject to automatic renewal unless terminated. His current annual salary is $450,000, and is subject to such bonuses and increases as are approved at the discretion of the Board of Directors or the Compensation Committee of the Board, as the case may be. The employment agreement requires that substantially all of Mr. Kassel's business time be devoted to us and that he not compete, or engage in a business competitive with, our current or anticipated business for the term of the agreement and for two years thereafter (although he may own not more than 5% of the securities of any publicly traded competitive company). Mr. Kassel is, in addition to salary, entitled to certain fringe benefits, including the use of an automobile and payment of related expenses.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         We have established an Audit Committee which is comprised of Messrs. Heiden, Holsworth and Schulberg. The Audit Committee, among other things, makes recommendations to the Board of Directors with respect to the engagement of our independent certified public accountants and the review of the scope and effect of the audit engagement. We have also established a Compensation Committee which is comprised of Messrs. Heiden, Raleigh and Schulberg. The Compensation Committee, among other things, makes recommendations to the Board of Directors with respect to the compensation of the executive officers of U.S. Home & Garden Inc. We maintain a Stock Option Committee comprised of Messrs. Schulberg and Heiden, which determines the persons to whom options should be granted under the 1995 and 1997 Stock Option Plans and the number and other terms of options be granted to each person under such plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The Compensation Committee of U.S. Home & Garden Inc.'s Board of Directors consists of Messrs. Heiden, Raleigh and Schulberg. During the fiscal year ended June 30, 2003, none of our executive officers served on the Board of Directors or the compensation committee of any other entity, any of whose officers served on the Board of Directors or Compensation Committee of U.S. Home & Garden Inc.

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

DIRECTOR COMPENSATION

         During the fiscal year ended June 30, 2003 each of our three non-employee directors who served as directors during that fiscal year, Messrs. Heiden, Holsworth and Schulberg, received $5,000 for serving on our Board of Directors and received a grant of 5,000 options under the Non-Employee Director Plan.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

VOTING SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The following table sets forth information at September 15, 2003, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by us to be the owner of more than 5% of the outstanding shares of common stock,
(ii) each director, (iii) each Named Officer, and (iv) all executive officers and directors of U.S. Home & Garden Inc. as a group.

                                     AMOUNT AND
                                     NATURE OF
                                     BENEFICIAL                   PERCENTAGE
NAME OF BENEFICIAL OWNER             OWNERSHIP(1)(2)              OF CLASS
------------------------             ---------------              --------


Robert Kassel                          2,736,131(3)(4)              13.5

Richard Raleigh                            2,000                       *

Richard Grandy                           934,396(5)                  5.2

Richard Kurz                              10,000 (6)                   *

Fred Heiden                               15,258(7)                    *

Brad Holsworth                            11,000(8)                    *

Jon Schulberg                             15,258(7)                    *

Joseph Owens, II                         914,396(9)                  5.1

Parker Martin                          1,049,335(10)                 5.8

All executive officers
  and directors as a
  group (seven persons)                2,947,647(3)(4)(6)           14.4
_____________                                   (7)(8)(11)

*less than 1%

-----------------------------------------------------------------------------

(1) Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from September 15, 2003 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from September 15, 2003 have been exercised.

(3) Of such shares, (i) 138,650 are owned of record by Mr. Kassel's wife; however, because Ms. Kassel has appointed her husband as her proxy and attorney-in-fact to vote all 138,650 of the shares owned of record by her, Robert Kassel may also be deemed to have beneficial ownership of such shares. The address of Mr. Kassel is c/o U.S. Home & Garden Inc.

(4) Includes 2,313,693 shares of Common Stock issuable to Mr. Kassel upon exercise of options and warrants.

(5) The address of Mr. Grandy is c/o Easy Gardener Products, Ltd. 3022 Franklin Avenue, Waco, TX 76710

(6)      Represents shares issuable upon exercise of options.

(7) Includes 15,000 shares of Common Stock issuable upon exercise of options.

(8) Includes 10,000 shares of Common Stock issuable upon exercise of options.

(9)      The address of Mr. Owens is 8 Hillandale Road, Waco, Texas.

(10) According to Schedule 13G filed by Mr. Martin with the SEC, the address for Mr. Martin is 121 S. Hope Street, #106, Los Angeles, California 90112.

(11) Includes 2,513,693 shares of common stock issuable upon exercise of options.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time Mr. Kassel has borrowed monies from U.S. Home & Garden Inc. which borrowings are represented by an unsecured note. The note bears interest at the lower of the prime lending rate or 6% (effectively 4.00% at June 30, 2003). At June 30, 2003 and 2002, the balance on the outstanding note was $537,000. Total related interest income amounted to $24,000, $41,000 and $43,000 for the years ended June 30, 2003, 2002 and 2001, respectively. Principal payments are due in annual installments of $50,000 in 2004 through 2007 with the balance due in April 2008. As of the date of this report, the balance was $512,000.

         As noted under "Item 1-Business--Recent Developments" during the fiscal year ended June 30, 2003 we and our primary operating subsidiaries, Easy Gardener and Ampro, entered into an asset purchase agreement with Easy Gardener Products, an entity formed by current and former members of management of those subsidiaries, including Richard Grandy, our former Chief Operating Officer. Richard Kurz, our current Chief Financial Officer, will become an equity owner and a member of management of Easy Gardener Products after the consummation of the asset sale. Under the terms of the asset purchase agreement, Easy Gardener and Ampro are to sell their operations, including substantially all of their assets to this management buy-out group. These operations comprise approximately 99% of our consolidated sales and 98% of our consolidated assets. The proposed management buyout, which is expected to close in October 2003, is also structured to include Easy Gardener Products' assumption of substantially all of the selling subsidiaries liabilities and the transfer by us of our obligations relating to the Trust. These liabilities comprise approximately 99% of our consolidated liabilities.

         Easy Gardener Products will pay us a total purchase price of $11,950,000, less certain expenses related to the transaction for the assets it is acquiring. Of this amount, $10,350,000 will be paid to us in cash at the closing and $1,600,000 will be paid to us in the form of a subordinated promissory note. The note will mature in 2009 subject to certain prepayments from excess cash flow. Interest on the principal amount outstanding from time to time will accrue at the rate of 9% per annum and will be capitalized by increasing the principal amount of the note. The note will be subordinated to the indebtedness of Easy Gardener Products under its senior credit facility and under its note to be issued to Central Garden & Pet Company. It will be senior to the debentures underlying the trust preferred securities issued by the Trust. In addition, Easy Gardener Products is to pay or assume our senior credit facility, including all borrowings outstanding under the facility as of the closing. In connection with this payment or assumption we are to be discharged from any future obligations under the facility. Easy Gardener Products will also assume our obligations under the Trust-related documents, including its issuance of a Guarantee and new debentures in the aggregate principal amount of $57,035,000, each identical to the current Guarantee and debentures. In connection with this assumption, we will be discharged from any further obligations under the Trust-related documents; and Easy Gardener Products will assume our obligations under an outstanding option granted by us in November 2001, which is exercisable for 94,875 of the trust preferred securities currently owned by us. In addition, in connection with the transaction Easy Gardener Products will pay Robert Kassel, our Chairman, Chief Executive Officer and President, $1,250,000 for entering into a non-compete agreement.

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Not applicable pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), which provides that the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

                                    PART IV.

         ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K.

         (a) (1) Financial Statements.

                  The Financial Statements and Index follow this


             (2)  Financial Statement Schedule.

                  Schedule II-Valuation and Qualifying Accounts.

             (3)  Exhibits

Exhibit No.

2.1 Asset Purchase Agreement, dated December 11, 2002, by and between Easy Gardener Products, Ltd., EYAS International, Inc., U.S. Home & Garden Inc., Easy Gardener, Inc., Ampro Industries, Inc., and Weed Wizard Acquisition Corp, as amended (incorporated by reference to Exhibit 2.1 and Annex A to the Registration Statement on Form S-4 of Easy Gardener Products, Ltd. and U.S. Home & Garden Trust I (SEC File no. 333-102296).

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

10.1     Employment Agreement of Robert Kassel. +#

10.2 1991 Stock Option Plan, incorporated by reference to Exhibit 10.5 of the registrant's Registration Statement on Form S-1 (Registration No. 33-45428).#

10.3     1995 Stock Option Plan, as amended.** #

10.4     Non-Employee Director Stock Option Plan.* #

10.5     1997 Stock Option Plan, as amended. ** #

10.6 Lease with respect to the registrant's executive offices, incorporated by reference to Exhibit 10.14 of the registrant's Form 10-KSB for the fiscal year ended June 30, 1992.

10.7 February 8, 1995 modification to lease with respect to the registrant's executive offices.*

10.8 May 6, 1997 modification to lease with respect to the registrant's executive offices. ++

10.9 1999 Stock Option Plan (incorporated by reference to Exhibit A filed with the registrant's Proxy Statement dated May 14, 1999 filed on
         Schedule 14A).#

10.10 Lease and lease extension agreements between Crawford-Austin Mfg. Co. and Easy Gardener. *

10.11 Leases with respect to Weatherly's warehouse facilities in Paris, Kentucky. (Incorporated by reference to Exhibit 10.12 filed with the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.12 Lease Extension, dated February 14, 2002, between Easy Gardener and Crawford-Austin Mfg. Co. (Incorporated by reference to Exhibit 10.13 filed with the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.13 Asset Purchase Agreement dated as of February 25, 1998 by and among the registrant, Weed Wizard, Weed Wizard, Inc and the Weed Wizard stockholders (incorporated by reference to Exhibit 10.1 filed with the registrant's Form 8-K for the event dated February 26, 1998).

10.14 Commercial Building Lease, dated June 12, 1998 between Easy Gardener, Inc. and Norman Adams, James Anderson, Donald Bryan and Pamela Butler (incorporated by reference to Exhibit 10.24 filed with the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

10.15 Form of Indenture between the registrant and Wilmington Delaware Subordinated Trust, as trustee.+++

10.16    Deferred Compensation Plan for Select Employees ** #

10.17 Note and Warrant Purchase, Guaranty and Security Agreement dated as of November 15, 2001 among, U.S. Home & Garden Inc., Easy Gardener, Inc. each of the direct or indirect subsidiaries of U.S. Home & Garden Inc. which are signatories to the Note and Warrant Purchase Agreement and the purchasers listed on the signature page of the Note and Warrant Purchase Agreement. ++++

10.18 The Loan and Security Agreement between U.S. Home & Garden, Inc., Ampro Industries, Inc., Easy Gardener, Inc., Wells Fargo Foothill, and Abelco Finance, LLC dated October 30, 2002. (Incorporated by reference to
         Exhibit 10.1 filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.19 Settlement Agreement, dated as of November 1, 2002 by and between U.S. Home & Garden Inc., Easy Gardener, Inc., LEG Partners Debenture SBIC, L.P., a Delaware limited partnership, LEG Partners III SBIC, L.P., a Delaware limited partnership, LEG Co-Investors, LLC, a Delaware limited liability company, 555 Madison Investors II LLC, f/k/a LEG Co-Investors II, LLC, a Delaware limited liability company, 555 Madison Investors, LLC, a Delaware limited liability company, Golub Associates LLC, a New York limited liability company and Golub Associates Incorporated, a New York corporation. (incorporated by reference to Exhibit 10.1 filed with the registrant's Quarterly Report on Form 10-Q for the qaurter ended December 31, 2002).

10.20 Non-plan option agreements, as amended, between the Registrant and Robert Kassel with respect to options originally granted on September 8, 1993, July 1, 1994, August 30, 1996, and December 24, 1996. #

10.21    Class B Warrant agreement between the Registrant and Robert Kassel.#

10.22 Amendment No. 2 to the November 1, 2002 Settlement Agreement between U.S. Home & Garden Inc., Easy Gardener, Inc. LEG Partners Debenture SBIC, L.P., a Delaware limited partnership, LEG Partners III SBIC, L.P., a Delaware limited partnership, LEG Co-Investors, LLC, a Delaware limited liability company, 555 Madison Investors II LLC, f/k/a LEG Co-Investors II, LLC, a Delaware limited liability company, 555 Madison Investors, LLC, a Delaware limited liability company, Golub Associates LLC, a New York limited liability company and Golub Associates Incorporated, a New York corporation.

21 Subsidiaries. (Incorporated by reference to Exhibit 21 filed with the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

23       Consent of BDO Seidman, LLP.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to
         Section 302 of the Sarbanes Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to
         Section 302 of the Sarbanes Oxley Act of 2002

32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

         (b) Report on Form 8-K. No reports on Form 8-K were filed by the registrant during its fiscal quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   U.S. Home & Garden Inc.
                                   -------------------------------------------
                                            (Registrant)

                                   By:/s/ Robert Kassel
                                     -----------------------------------------
                                        Robert Kassel, Chief Executive Officer
Dated:  October 14, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                   Title                                       Date
---------                                   -----                                       ----

/s/ Robert Kassel                           Chairman of the Board of Directors, Chief   October 14, 2003
------------------                          Executive Officer, President, Secretary
Robert Kassel                               and Treasurer (Chief Executive Officer)


/s/ Richard Kurz                            Chief Financial Officer (Principal          October 14, 2003
------------------                          Financial and Accounting Officer)
Richard Kurz

/s/ Richard Raleigh                         Director                                    October 14, 2003
---------------------------
Richard Raleigh

/s/ Brad Holsworth                          Director                                    October 14, 2003
---------------------------
Brad Holsworth

/s/ Jon Schulberg                           Director                                    October 14, 2003
------------------
Jon Schulberg

/s/ Fred Heiden                             Director                                    October 14, 2003
------------------
Fred Heiden


                                                         U.S. Home & Garden Inc.
                                                                and Subsidiaries





================================================================================

                                               Consolidated Financial Statements
                                              June 30, 2003 and 2002 and for the
                                        Years Ended June 30, 2003, 2002 and 2001

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


Consolidated Financial Statements
    Consolidated balance sheets as of June 30, 2003 and 2002                           4 and 5

    Consolidated statements of operations for the years ended
         June 30, 2003, 2002 and 2001                                                  6 and 7

    Consolidated statements of stockholders' equity (deficit) for the years
         ended June 30, 2003, 2002 and 2001                                                  8

    Consolidated statements of cash flows for the years ended
         June 30, 2003, 2002 and 2001                                                 9 and 10

    Summary of accounting policies                                                     11 - 17

    Notes to consolidated financial statements                                         18 - 43


Consolidated Financial Statement Schedule
    Schedule II-Valuation and Qualifying Accounts                                           44

Note: All other schedules have been omitted since the required information is contained in the Consolidated Financial Statements or such schedules are not required.

Report of Independent Certified Public Accountants

Board of Directors
U.S. Home & Garden Inc. and Subsidiaries
San Francisco, California


We have audited the accompanying consolidated balance sheets of U.S. Home & Garden Inc. and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2003. We have also audited Schedule II - Valuation and Qualifying Accounts (Schedule). These financial statements and Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and Schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home & Garden Inc. and Subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill during the year ended June 30, 2002.

Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is in violation of certain loan covenants, which raises substantial doubt about its ability to continue as a going concern. As a result of the default the bank can demand payment at anytime. Management's plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               /s/ BDO Seidman, LLP
                                                   Certified Public Accountants
                                                   Kalamazoo, Michigan
August 23, 2003

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                     Consolidated Balance Sheets
================================================================================


 June 30,                                                                                   2003               2002
 ----------------------------------------------------------------------------------------------------------------------
 Assets (Notes 1,3, and 9)

 Current:
 Cash and cash equivalents                                                      $        822,000    $       219,000
 Accounts receivable, less allowance for doubtful accounts
       of $630,000 and $1,381,000 (Note 4)                                            24,467,000         26,243,000
 Inventories (Note 5)                                                                  9,138,000          8,023,000
 Prepaid expenses and other current assets                                               721,000            988,000
 Refundable income taxes                                                                 137,000            405,000
 Deferred tax asset (Note 16)                                                            385,000            688,000
 Current assets of discontinued operations (Note 2)                                       62,000          1,052,000
 ----------------------------------------------------------------------------------------------------------------------

 Total Current Assets                                                                 35,732,000         37,618,000

 Property and Equipment, net (Note 6)                                                  4,018,000          4,850,000

 Intangible Assets:
      Goodwill (Note 7)                                                               49,878,000         49,861,000
      Deferred financing costs, net of accumulated amortization of
          $807,000 and $578,000                                                        3,975,000          3,570,000
      Product rights, patents and trademarks, net of accumulated
          amortization of $205,000 and $163,000                                          467,000            509,000
      Non-compete agreements, net of accumulated amortization of
          $766,000 and $407,000                                                          744,000          1,103,000
      Package tooling costs, net of accumulated amortization of
          $2,418,000 and $1,860,000                                                    1,204,000          1,216,000

 Officer's Receivable (Note 8)                                                           512,000            512,000

 Long-Term Assets of Discontinued Operations (Note 2)                                         --            100,000

 Other Assets                                                                             29,000             26,000
 ----------------------------------------------------------------------------------------------------------------------

                                                                                $     96,559,000    $    99,365,000
 ======================================================================================================================


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                     Consolidated Balance Sheets
================================================================================


  June 30,                                                                                   2003              2002
 ---------------------------------------------------------------------------------------------------------------------

 Liabilities and Stockholders' Equity

 Current:
     Revolving credit facility (Note 9)                                           $    15,085,000   $    15,036,000
     Accounts payable (Note 4)                                                          8,954,000         7,180,000
     Accrued rebates                                                                    1,433,000           931,000
     Accrued commissions                                                                1,074,000         1,437,000
     Accrued co-op advertising                                                            774,000           740,000
     Accrued other expenses                                                             1,786,000         1,577,000
     Current portion of long-term debt (Note 9)                                        12,142,000         7,712,000
     Current liabilities of discontinued operations (Note 2)                               16,000           277,000
 ---------------------------------------------------------------------------------------------------------------------

 Total Current Liabilities                                                             41,264,000        34,890,000

 Deferred Tax Liability (Note 16)                                                         239,000           542,000

 Company Obligated Mandatorily Redeemable Preferred
      Securities of Subsidiary Trust Holding Solely Junior
      Subordinated Debentures (Note 10)                                                57,092,000        56,951,000
 ---------------------------------------------------------------------------------------------------------------------

 Total Liabilities                                                                     98,595,000        92,383,000
 ---------------------------------------------------------------------------------------------------------------------

 Commitments and Contingencies (Notes 11 and 12)

 Stockholders' Equity (Deficit)  (Note 13):
      Preferred stock, 1,000,000 shares authorized and unissued                                --                --
      Common stock, $.001 par value - shares authorized, 75,000,000;
         21,841,000 and 21,641,000 shares issued                                           22,000            22,000
      Additional paid-in capital                                                       52,470,000        52,351,000
      Retained deficit                                                                (41,700,000)      (32,563,000)
 ---------------------------------------------------------------------------------------------------------------------

                                                                                       10,792,000        19,810,000
 Less: Treasury stock, 3,890,000 shares at cost                                       (12,828,000)      (12,828,000)
 ---------------------------------------------------------------------------------------------------------------------

 Total Stockholders' Equity (Deficit)                                                  (2,036,000)        6,982,000
 ---------------------------------------------------------------------------------------------------------------------

                                                                                  $    96,559,000   $    99,365,000
 =====================================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Operations
================================================================================


Year ended June 30,                                                                      2003               2002               2001
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales (Note 4)                                                               $ 76,244,000       $ 78,947,000       $ 78,863,000

Cost of Sales (Note 4)                                                             43,453,000         43,358,000         44,065,000
-----------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                                       32,791,000         35,589,000         34,798,000
-----------------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
     Selling and shipping                                                          18,710,000         18,302,000         16,389,000
     General and administrative                                                     9,315,000          9,384,000         14,249,000
     Restructuring charges (Note 15)                                                       --                 --          2,860,000
-----------------------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                                           28,025,000         27,686,000         33,498,000
-----------------------------------------------------------------------------------------------------------------------------------

Income From Operations                                                              4,766,000          7,903,000          1,300,000

Other Income (Expense):
     Refinance and transaction costs (Note 14)                                     (4,291,000)          (254,000)                --
     Interest expense, net                                                         (7,994,000)        (7,291,000)        (7,331,000)
-----------------------------------------------------------------------------------------------------------------------------------

Income (Loss) From Continuing Operations Before Income Taxes
     and Cumulative Effect of a Change in Accounting Principle                     (7,519,000)           358,000         (6,031,000)

Income Tax Benefit (Expense) (Note 16)                                               (133,000)          (228,000)         1,406,000
-----------------------------------------------------------------------------------------------------------------------------------

Income (Loss) From Continuing Operations Before
    Cumulative Effect of a Change in Accounting Principle                          (7,652,000)           130,000         (4,625,000)

Discontinued Operations (Note 2):
     Loss from discontinued operations, net of tax benefit of $2,491,000
       in 2001 and net of minority interest of $1,754,000 in 2001                  (1,436,000)        (1,760,000)       (16,253,000)
     Gain (loss) on disposal of discontinued operations, net of minority
       interest of $1,239,000 and $1,118,000 in 2002 and 2001, respectively           (49,000)            20,000         (4,551,000)
-----------------------------------------------------------------------------------------------------------------------------------

Loss Before Cumulative Effect of a Change in Accounting Principle                  (9,137,000)        (1,610,000)       (25,429,000)


Cumulative Effect of a Change in Accounting Principle (Note 7)                             --         (9,882,000)                --
-----------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                                         $ (9,137,000)      $(11,492,000)      $(25,429,000)
===================================================================================================================================


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Operations
================================================================================


Year ended June 30,                                                            2003           2002           2001
-----------------------------------------------------------------------------------------------------------------

Basic Earnings(loss)per Share (Note 17):
     Income (loss) from continuing operations per common share before
               cumulative effect of a change in accounting principle       $  (0.43)      $   0.01       $  (0.26)
     Discontinued operations                                                  (0.08)         (0.10)         (1.14)
     Cumulative effect of a change in accounting principle                       --          (0.57)            --
-----------------------------------------------------------------------------------------------------------------

Net Loss per Common Share                                                  $  (0.51)      $  (0.66)      $  (1.40)
-----------------------------------------------------------------------------------------------------------------

Diluted Earnings (loss)per Share (Note 17):
     Income (loss) from continuing operations per common share before
        cumulative effect of a change in accounting principle              $  (0.43)      $   0.01       $  (0.26)
     Discontinued operations                                                  (0.08)         (0.10)         (1.14)
     Cumulative effect of a change in accounting principle                       --          (0.55)            --
-----------------------------------------------------------------------------------------------------------------

Net Loss per Common Share                                                  $  (0.51)      $  (0.64)      $  (1.40)
=================================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                       Consolidated Statements of Stockholders' Equity (Deficit)
================================================================================


                                                           Common Stock
                                                      ------------------------ Additional   Retained                       Total
                                                      Number of                 Paid-In     Earnings      Treasury     Stockholders'
                                                        Shares       Amount     Capital     (Deficit)       Stock          Equity
 ----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                21,751,000  $   22,000  $ 51,410,000 $  4,358,000  $(10,687,000) $ 45,103,000
   Compensation related to repriced stock options             --          --       261,000           --            --       261,000
   Issuance of stock options for consulting services          --          --       175,000           --            --       175,000
   Retirement of shares                                 (318,000)     (1,000)           --           --            --        (1,000)
   Repurchase of common stock for treasury                    --          --            --           --    (2,141,000)   (2,141,000)
   Net loss                                                   --          --            --  (25,429,000)           --   (25,429,000)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2001                                21,433,000      21,000    51,846,000  (21,071,000)  (12,828,000)   17,968,000
   Compensation related to repriced stock options             --          --       103,000           --            --       103,000
   Issuance of options and warrants to note holders           --          --       402,000           --            --       402,000
   Release of shares from Non-Qualified Deferred
        Compensation Plan (Note 13)                      208,000       1,000            --           --            --         1,000
   Net loss                                                   --          --            --  (11,492,000)           --   (11,492,000)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2002                                21,641,000      22,000    52,351,000  (32,563,000)  (12,828,000)    6,982,000
   Compensation related to repriced stock options             --          --       119,000           --            --       119,000
   Exercise of options                                   200,000          --            --           --            --            --
   Net loss                                                   --          --            --   (9,137,000)           --    (9,137,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003                                21,841,000  $   22,000  $ 52,470,000 $(41,700,000) $(12,828,000) $ (2,036,000)
===================================================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows
================================================================================

Year ended June 30,                                                     2003           2002           2001
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net income (loss) from continuing operations
         before cumulative effect of a change in
           accounting principle                                  $(7,652,000)   $   130,000    $(4,625,000)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
        Provision for losses on accounts receivable                   25,000        425,000        646,000
        Depreciation and other amortization                        3,113,000      2,768,000      5,686,000
        Write-off of deferred financing costs                      1,928,000        254,000             --
         Trust Preferred payments retained and applied against
           note receivable                                           141,000             --             --
        Payment-in-kind interest                                     142,000             --             --
        Restructuring charges, net of cash                                --             --      2,708,000
        Deferred income taxes                                             --       (146,000)    (1,148,000)
        Compensation related to repriced stock options               119,000        103,000        261,000
        Loan discount amortization                                    67,000         97,000             --
        Consulting expenses related to stock options                      --             --        175,000
        Changes in operating assets and liabilities:
             Accounts receivable                                   1,751,000     (7,256,000)      (474,000)
             Inventories                                          (1,115,000)     1,195,000      1,635,000
             Prepaid expenses, refundable income taxes
               and other current assets                              267,000        (94,000)      (790,000)
             Other assets                                             (3,000)       278,000        259,000
             Accounts payable and accrued expenses                 2,424,000      2,434,000     (5,799,000)
----------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating Activities                1,207,000        188,000     (1,466,000)
----------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
     Decrease in restricted cash                                          --             --      1,582,000
     Proceeds on sale of property and equipment                           --             --      3,527,000
     Purchase of equipment                                          (797,000)      (791,000)    (1,311,000)
     Purchase of package tooling and other intangibles              (555,000)      (384,000)      (631,000)
     Decrease in officer receivable                                       --         34,000         84,000
     Payment for purchase of businesses, net of cash acquired        (17,000)      (111,000)      (863,000)
----------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities               (1,369,000)    (1,252,000)     2,388,000
----------------------------------------------------------------------------------------------------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows
================================================================================


 Year ended June 30,                                               2003            2002            2001
-------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
     Net proceeds from (payments on) revolving
        credit facility                                    $     49,000    $ (6,614,000)   $  4,650,000
     Proceeds from issuance of long-term debt                12,000,000       8,250,000              --
     Payments on long-term debt                              (8,616,000)       (233,000)             --
     Changes in other long-term liabilities and purchase
         of mandatorily redeemable preferred securities              --         (20,000)       (801,000)
     Deferred capitalization of finance costs                (2,012,000)     (1,119,000)        (99,000)
     Proceeds from issuance of stock                                 --              --              --
     Repurchase of common stock for treasury                         --              --      (2,141,000)
     Release (retirement) of shares                                  --           1,000          (1,000)
-------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                     1,421,000         265,000       1,608,000
-------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents
     from continuing operations                               1,259,000        (799,000)      2,530,000

Cash used in discontinued operations                           (656,000)     (1,723,000)     (3,318,000)
-------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents            603,000      (2,522,000)       (788,000)

Cash and Cash Equivalents, beginning of year                    219,000       2,741,000       3,529,000
-------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of year                     $    822,000    $    219,000    $  2,741,000
-------------------------------------------------------------------------------------------------------

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies
================================================================================




Nature of Business         U.S. Home & Garden Inc. (the "Company"),  through its
                           subsidiaries,  is a leading manufacturer and marketer
                           of  a  broad  range  of  consumer   lawn  and  garden
                           products.   The  Company's   products   include  weed
                           preventive  landscape  fabrics,   fertilizer  spikes,
                           decorative  landscape  edging,  grass and flower seed
                           products,  shade  cloth and root  feeders,  which are
                           sold   under   recognized   brand   names,   such  as
                           WeedBlock(R),   Jobe's(R),   Emerald  Edge(R),  Shade
                           Fabric(TM),   Ross(R),   Tensar(R),   Amturf(R),  and
                           Landmaster(R).   The  Company  markets  its  products
                           through most large national home improvement and mass merchant retailers ("Retail Accounts"), including
                           Home Depot, Lowe's, Kmart, Wal-Mart, Ace Hardware and
                           Tru-Serv in North America and other outlets in Europe.


Principles of
Consolidation              The  consolidated  financial  statements  include the
                           accounts  of the Company  and its  subsidiaries  over
                           which  it  has   financial  or   management   control
                           including  Weatherly  Consumer  Products Group,  Inc.
                           (Weatherly),  Easy Gardener,  Inc.  (Easy  Gardener),
                           Golden West Agri-Products,  Inc. (Golden West), Ampro
                           Industries,   Inc.  (Ampro),   and  its  discontinued
                           operations  Weed  Wizard   Acquisition   Corp.  (Weed
                           Wizard) and Egarden Inc. (EGarden) since their dates of acquisition (See Notes 1 and 2). Additionally,
                           U.S. Home & Garden Trust I (See Note 10) has been included since its formation in April 1998. All significant intercompany accounts and transactions have been eliminated.


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


Intangible Assets          Goodwill

                           Goodwill, which relates to the Company's acquisitions, represents the excess of cost over net assets acquired. For the year ended June 30, 2001 goodwill was amortized over periods of five to thirty years using the straight-line method. Effective July 1, 2001, the Company ceased the amortization of goodwill in conjunction with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. See New Accounting Pronouncements and Note 7. Goodwill is tested for impairment annually by comparing the fair value of each reporting unit with its carrying value.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies
================================================================================



                        Deferred Financing Costs

                        Direct  costs   associated   with  the  Company's   debt
                        borrowings are being capitalized and amortized over the life of the related debt.

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

                        Package Tooling Costs

                        Package tooling costs associated with Easy Gardener and Weatherly products, primarily consisting of the design and construction of printing plates and cutting dies used for the production of packaging, are being amortized over three years using the straight-line method.


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


Sales Incentives        The Company enters into contractual  agreements with its
                        customers for rebates on certain  products it sells. The
                        Company records the amounts as reductions of revenue and records a liability reflected as accrued rebates on the consolidated balance sheets. As these rebate percentages are determined when the contracts are entered into, these revenue reductions are recorded at the time the related revenue is recorded based upon the expected sales levels for the period covered by the rebate.


Earnings Per Share      Basic earnings  (loss)per share includes no dilution and
                        is computed  by  dividing  income  (loss)  available  to
                        common  stockholders  by the weighted  average number of
                        common  shares  outstanding  for  the  period.   Diluted
                        earnings   (loss)  per  share   reflects  the  potential
                        dilution of securities  that could share in the earnings
                        (loss) of an entity.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies
================================================================================


Income Taxes            The  Company  provides  deferred  income  taxes based on
                        enacted   income  tax  rates  in  effect  on  the  dates
                        temporary differences between the financial reporting and tax bases of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established (See Note 16).

Income Statement        Cost of Goods Sold
Classifications
                        The caption  cost of goods sold is comprised of standard
                        material costs,  including a factor for inbound freight,
                        standard  labor costs,  and standard  overheads  applied
                        with   variation   accounts  for  material   consumption
                        variances and material purchase price variances, labor usage and labor consumption variances and overhead absorption and expenses variances as well as obsolete inventory. Generally, cost of goods sold are the costs incurred to complete the finished inventory ready for delivery to customers.

                        Selling and Shipping

                        The caption selling and shipping expenses includes the cost of the sales and marketing departments, the cost of the shipping, handling and warehousing functions, co-op advertising, commissions on sales, in store service representatives costs and outbound freight.

                        General and Administrative

                        The caption general and administrative includes all other costs of the operation including customer service, finance, general management and uncollectible balances.

Shipping and Handling   Amounts  billed to  customers  for shipping and handling
                        are  recorded  as revenue.  All  shipping  and  handling
                        expenses  are  included  in  the  selling  and  shipping
                        caption and totaled approximately $6,816,000, $5,363,000
                        and $4,698,000  for the years ended June 30, 2003,  2002
                        and 2001, respectively.

Advertising Costs       The  Company  incurs   advertising   expense   primarily
                        relating to cooperative  advertising  credits granted to
                        customers  based on qualified  expenses  incurred by the
                        customers   to   advertise   the   Company's   products.
                        Cooperative advertising credits are usually limited to a
                        percentage of an agreed-upon  sales volume.  Cooperative
                        advertising  credits are accrued  based on sales  volume
                        and   advertising   frequency,   pursuant   to  specific
                        agreements.   Such  costs  are   classified  as  selling
                        expenses.  The Company also incurs  advertising  expense
                        relating  to  the   distribution  of  catalogs  and  the
                        broadcasting   of  radio  and  television   commercials.
                        Advertising costs are expensed as incurred.  Advertising
                        expense was  approximately  $2,592,000,  $2,934,000  and
                        $3,012,000  during the years ended June 30,  2003,  2002
                        and 2001.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies
================================================================================

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

                        Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per common share for 2003, 2002 and 2001 would have been adjusted to the pro forma amounts indicated below:

  Year ended June 30,                                             2003                2002                  2001
  ----------------------------------------------------------------------------------------------------------------
  Net Loss:
       As reported                                  $       (9,137,000)  $     (11,492,000)  $       (25,429,000)
       Pro forma (net of tax effect)                        (9,140,000)        (11,494,000)          (25,442,000)
       Net Loss per common share:
         Basic, as reported                                       (.51)               (.66)                (1.40)
         Basic, pro forma                                         (.51)               (.66)                (1.40)
         Dilutive, as reported                                    (.51)               (.64)                (1.40)
         Dilutive, pro forma                                      (.51)               (.64)                (1.40)
  ----------------------------------------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies
================================================================================


Segment Information     The Company's primary  continuing  operations are in one
                        reportable   segment  -  the  manufacture  and  sale  of
                        consumer  lawn and  garden  products.  The  Company  has
                        aggregated   its   operating   segments  into  a  single
                        reportable segment. See disclosure regarding revenue from external customers for each significant type of product and service at Note 4.

Financial
Instruments             The Company's financial  instruments consist of cash and
                        cash   equivalents,   accounts   receivable,   officer's
                        receivable,  debt and mandatorily  redeemable  preferred
                        securities.   The  carrying   value  of  cash  and  cash
                        equivalents  and accounts  receivable  approximate  fair
                        value based upon the liquidity and short-term  nature of
                        the  assets.   The  carrying   value  of  the  officer's
                        receivable and debt approximates the fair value based upon short-term and long-term borrowings at interest rates which approximate current rates. See Note 10 regarding valuation of mandatorily redeemable preferred securities.


                        Cash and cash equivalents are held principally at three high quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit.

Reclassifications       Certain   amounts  as  previously   reported  have  been
                        reclassified to conform to current year classifications.

New Accounting
Pronouncements          In April 2002, the Financial  Accounting Standards Board
                        (FASB)   issued   Statement  of   Financial   Accounting
                        Standards  (SFAS) No 145,  Rescission of FASB Statements
                        No. 4, 44 and 64, Amendment of FASB Statement No 13, and
                        Technical Corrections. SFAS No. 4 required all gains and
                        losses from extinguishment of debt to be aggregated and,
                        if material, classified as an extraordinary item, net of
                        related  income tax effect.  SFAS No. 145  requires  any
                        gain or loss from the extinguishment of debt to meet the
                        requirements  of APB No. 30,  Reporting  the  Results of
                        Operations  -  Reporting  the  Effects of  Disposal of a
                        Segment of a Business,  and  Extraordinary,  Unusual and
                        Infrequently  Occurring  Events and  Transactions  to be
                        classified as an extraordinary item,  otherwise the item
                        would  be   classified  in  the  results  of  continuing
                        operations. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria of APB No. 30 for classification as an extraordinary item shall be reclassified. The provisions of the statement related to the rescission of SFAS No. 4 were adopted in fiscal 2003 and the effect was not material.

                        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies
================================================================================


                        and Other Costs to Exit an Activity. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 did not have an effect on the Company's financial statements.

                        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 during the year ended June 30, 2003.

                        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS No. 149 to have an effect on the financial statements.

                        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for periods ending after June 30, 2003. SFAS No. 150 did not have an effect on the Company's financial statements.

                        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for the Company for the period ended March 31, 2003, and did not have an effect on the Company's financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                                  Summary of Accounting Policies
================================================================================

                        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation addresses consolidation by business enterprises of variable interest entities. The Interpretation will apply to the Company for the periods ended after June 30, 2003. The Company does not expect the Interpretation to have an effect on the financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================



1. Business The Company has consummated the following eleven acquisitions of lawn and garden Acquisitions companies or product lines for a total of approximately $111 million in consideration:

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

                        The Company recorded an estimated net loss on disposal of the Weed Wizard component of $49,000 and $1,116,000 for the years ended June 30, 2003 and 2002, respectively, relating to the write-down of all assets to fair value less cost to sell. In addition to the loss on disposal, the Company had a net loss from operations of Weed Wizard of $1,436,000 for the year ended June 30, 2003, $1,760,000 for the year ended June 30, 2002, and
                        $9,124,000, net of income tax benefit of $2,491,000 for the year ended June 30, 2001.

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

                        Revenues  for Weed  Wizard for the years  ended June 30,
                        2003,   2002,  and  2001,  were  $7,000,   $672,000  and
                        $1,912,000, respectively.

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

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================


                        All severance payments have been made, and no adjustments were made to the liability previously recorded for severance payments. All of the assets of Egarden, including amounts written off, were sold during the year ended June 30, 2002. During the year ended June 30, 2002, the Company recorded a net gain on the disposal of Egarden of $1,136,000, as a result of the write off of minority interest of $1,239,000 as the subsidiary was liquidated.

                        In addition to the net loss on disposal in 2001, the Company had a net loss from the operations of Egarden of $7,129,000, net of minority interest of $1,754,000 for the year ended June 30, 2001. Revenues of Egarden for the year ended June 30, 2001 were not material.

                        The assets and liabilities of discontinued operations held for sale reported in the consolidated balance sheets consist of the following:

                                                              June 30, 2003

                                                                    Egarden
                 ------------------------------------------------------------

                 Current Assets:
                 Cash and cash equivalents               $           62,000
                 ------------------------------------------------------------

                 Current Liabilities:
                 Accrued expenses                        $           16,000
                 ------------------------------------------------------------

                                                                           June 30, 2002
                                                         ---------------------------------------------------------
                                                               Weed Wizard            Egarden             Total
                 -------------------------------------------------------------------------------------------------
                 Current Assets:
                 Cash and cash equivalents               $              --   $         62,000       $    62,000
                 Accounts receivable                               385,000                 --           385,000
                 Inventories                                       274,000                 --           274,000
                 Other current assets                              331,000                 --           331,000
                 -------------------------------------------------------------------------------------------------

                 Total Current Assets                    $         990,000   $         62,000       $ 1,052,000
                 -------------------------------------------------------------------------------------------------

                 Long-Term Assets-
                 Property and Equipment, net             $         100,000   $             --       $   100,000
                 -------------------------------------------------------------------------------------------------

                 Current Liabilities:
                 Accounts payable                        $          98,000   $             --       $    98,000
                 Accrued expenses                                  163,000             16,000           179,000
                 -------------------------------------------------------------------------------------------------

                 Total Current Liabilities               $         261,000   $         16,000       $   277,000
                 -------------------------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================


                                Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company's consolidated financial statements and notes have been restated for all periods presented to reflect the discontinued components. The assets, liabilities, net operations, and net cash flows have been reported as "Discontinued Operations" in the accompanying consolidated financial statements. The restated notes exclude amounts related to these discontinued components.

3. Proposed  Asset Sale         Management has been actively  pursuing a plan to
                                sell substantially all of the assets of the Company as discussed below.

                                In December 2002, the Company announced an agreement to sell assets comprising substantially all of its assets on a consolidated basis to a management group led by Richard Grandy, the former Chief Operating Officer of the Company.

                                Under the terms of the Asset Purchase Agreement, as amended, Easy Gardener Products Ltd., a new entity owned by the management group will acquire substantially all of the assets and assume substantially all of the liabilities of Easy Gardener, Inc. and its subsidiaries, Easy Gardener, UK, Ltd, Weatherly Consumer Products Group, Inc. and Weatherly Consumer Products, Inc. and Ampro Industries, Inc. The new company will pay or assume our senior credit facility, including all borrowings outstanding under the facility at closing. The new company will also assume the obligations of the parent company, US Home & Garden, Inc., (USHG) to U.S. Home & Garden Trust I, including the obligation to make monthly payments, which will allow the Trust to make distributions to holders of its Trust Preferred Securities. The proposed sale is subject to a number of conditions including the buyer obtaining the required financing.

                                Before subtracting costs of the transaction including certain estimated costs which the Company agrees to pay at closing, the Company expects to receive net cash of $11,950,000 upon the following terms: net cash of $10,350,000 paid at closing, and an additional $1,600,000 in the form of a subordinated promissory note delivered at closing.

                                The Asset Purchase Agreement provides that the proposed transaction must be completed on or before October 31, 2003.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

4. Concentration of Credit
   Risk and Significant
   Relationships              Trade  accounts  receivable  are due from numerous
                              customers  located  in  many  geographic   regions
                              throughout the United States. The Company performs
                              ongoing  credit   evaluations  of  its  customers'
                              financial  condition and  establishes an allowance
                              for  doubtful  accounts  based upon credit risk of
                              specific  customers,  historical  trends and other
                              information.   The   Company   does  not   require
                              collateral from its customers. Accounts receivable
                              balances that are  determined to be  uncollectible
                              are  included  in  the   allowance   for  doubtful
                              accounts.   After  all   attempts   to  collect  a
                              receivable have failed,  the receivable is written
                              off   against   the   allowance.   Based   on  the
                              information  available,  management  believes  the
                              allowance  for  doubtful   accounts  is  adequate.
                              However,   actual   write-offs  might  exceed  the
                              recorded allowances.

                              The Company's two largest customers during the years ended June 30, 2003, 2002 and 2001, each accounted for the following percentage of the Company's revenues:

                              Customer                                    2003              2002           2001
                              --------------------------------------------------------------------------------------
                              A                                             54%               49%            43%
                              B                                              6%               10%            14%
                              --------------------------------------------------------------------------------------

                              Included in accounts receivable at June 30, 2003 and 2002 is approximately $16,452,000 and $16,520,000, respectively, due from the two largest customers.

                              Sales of each of the Company's three significant product lines comprised the following percentages of the Company's total net sales for the years ended June 30, 2003, 2002 and 2001:

                              Product Line                                2003              2002           2001
                              --------------------------------------------------------------------------------------
                              Landscape fabric                              48%               51%            48%
                              Fertilizer, plant food, and
                                  insecticide spikes                        12%               14%            17%
                              Landscape edging                              10%               10%             9%
                              --------------------------------------------------------------------------------------

                              International sales, primarily in Europe and Canada, were approximately 10%, 6%, and 3% of the Company's net sales for the years ended June 30, 2003, 2002, and 2001, respectively.

                              Substantially all raw material purchases for WeedBlock(R) landscape fabric inventory are from one vendor, representing approximately 22%, 25% and 23% of the Company's consolidated raw material purchases during the years ended June 30, 2003, 2002 and 2001, respectively. Management believes that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause delays and a possible loss of sales, which would adversely affect operating results. Included in accounts payable at June 30, 2003 and 2002, respectively is $1,723,000 and $1,609,000, due to this vendor. No amounts were due to this vendor at June 30, 2001.

5. Inventories                Inventories consist of:

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================


                               June 30,                                     2003                2002
                              -------------------------------------------------------------------------
                              Raw and packaging materials       $      4,834,000    $      4,025,000
                              Finished goods                           4,304,000           3,998,000
                              -------------------------------------------------------------------------

                                                                $      9,138,000    $      8,023,000
                              -------------------------------------------------------------------------

                        At June 30, 2003 and 2002, the inventory balance has been reduced by a provision for possible obsolescence of $191,000 and $225,000, respectively. The Company disposed of $1,209,000 of previously reserved inventory during the year ended June 30, 2002.


6. Property and
   Equipment            Property and equipment consist of:

                                                                 Estimated Useful
                         June 30,                                   Life in Years              2003             2002
                         ----------------------------------------------------------------------------------------------
                         Furniture, fixtures and equipment                  5 - 7   $    11,423,000   $   10,703,000
                         Leasehold improvements                            7 - 10           858,000          791,000
                         ----------------------------------------------------------------------------------------------
                                                                                         12,281,000       11,494,000
                         Less accumulated depreciation                                    8,263,000        6,644,000
                         ----------------------------------------------------------------------------------------------

                                                                                    $     4,018,000   $    4,850,000
                         ----------------------------------------------------------------------------------------------

                        Depreciation expense was $1,630,000, $1,657,000 and $2,113,000 during the years ended June 30, 2003, 2002 and 2001, respectively.

7. Goodwill             Goodwill consists of the following:

                         June 30,                                                                2003              2002
                         ------------------------------------------------------------------------------------------------
                         Weatherly Consumer Products Group, Inc.                       $   22,948,000    $   22,948,000
                         Easy Gardener, Inc.                                               15,639,000        15,639,000
                         Ampro Industries, Inc.                                             9,303,000         9,303,000
                         Tensar consumer products line                                      5,226,000         5,226,000
                         Plasti-Chain product line                                          2,810,000         2,810,000
                         Landmaster Products, Inc.                                          2,292,000         2,292,000
                         Golden West Chemical Distributions, Inc.                           1,606,000         1,606,000
                         Emerald Products, LLC                                              1,483,000         1,466,000
                         ------------------------------------------------------------------------------------------------
                                                                                           61,307,000        61,290,000
                         Less accumulated amortization, prior to July 1, 2001              11,429,000        11,429,000
                         ------------------------------------------------------------------------------------------------

                                                                                       $   49,878,000    $   49,861,000
                         ------------------------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================



                       Effective July 1, 2001, the Company adopted SFAS No. 141 and SFAS No. 142. During 2002, the Company completed a reassessment of the useful lives of all intangible assets other than goodwill which total $6,382,000 (net of accumulated amortization of $4,196,000) at June 30, 2003. No adjustments to previously determined amortization periods were considered necessary. The Company has no intangible assets with indefinite useful lives other than goodwill at June 30, 2003. Remaining useful lives of intangible assets range from less than a year to 25 years.

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

                       The Company's previous business combinations were accounted for using the purchase method. As a result of such combinations, the Company has recognized a significant amount of goodwill, which, in the aggregate, was $49,878,000, net of accumulated amortization, from prior years. Amortization expense for all intangible assets during the years ended June 30, 2003, 2002 and 2001 was $1,483,000, $1,111,000 and $3,573,000,
                       respectively. Goodwill amortization, including amounts reported as discontinued operations, was $2,809,000 for the year ended June 30, 2001. Estimated amortization expense for continuing operations for each of the five succeeding fiscal years is as follows:

                       Year Ended June 30,                  Amount
                       -------------------------------------------
                       2004                          $   1,434,000
                       2005                          $   1,170,000
                       2006                          $   1,086,000
                       2007                          $   1,086,000
                       2008                          $   1,086,000

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

The following represents a reconciliation of the reported net loss to the adjusted net loss and the adjusted net loss before extraordinary gain for the year ended June 30, 2001, which excludes goodwill amortization expense, net of tax benefit:

      Year Ended June 30,                                               2001
      ------------------------------------------------------------------------

      Reported Net Loss                                         $(25,429,000)
      Goodwill Amortization, net of tax benefit of
          $620,000                                                 2,189,000
      ------------------------------------------------------------------------

      Adjusted Net Loss                                         $(23,240,000)
      ------------------------------------------------------------------------

      Per Share Amounts - Basic:

      Reported Net Loss                                         $      (1.40)
      Goodwill amortization, net of tax benefit                          .12
      ------------------------------------------------------------------------

      Adjusted Net Loss                                         $      (1.28)
      ------------------------------------------------------------------------

      Per Share Amounts - Diluted:

      Reported Net Loss                                         $      (1.40)
      Goodwill Amortization, net of tax benefit                          .12
      ------------------------------------------------------------------------

      Adjusted Net Loss                                         $      (1.28)
      ------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================


8. Officer's Receivable     The  officer's  receivable  represents  an unsecured
                            note which bears  interest at the lower of the prime
                            lending  rate or 6%  (effectively  4.00% at June 30,
                            2003). At June 30, 2003 and 2002, the balance on the
                            outstanding  note was $537,000,  of which $25,000 is
                            classified as current. Total related interest income
                            amounted  to  $24,000,  $41,000  and $43,000 for the
                            years   ended   June  30,   2003,   2002  and  2001,
                            respectively. Principal payments on the note are due in annual installments as follows with the balance due upon maturity in April 2008:

                            2004 - 2007                        $         50,000

9. Revolving  Credit
   Facility and
   Long-Term Debt           The company  entered into a senior  credit  facility
                            dated as of October 30, 2002 for the company and its
                            material subsidiaries.  Wells Fargo Foothill,  which
                            is the  administrative  agent for the  facility,  is
                            also the revolving credit lender, and Ableco Finance
                            LLC is  providing a term loan.  The total  amount of
                            the new credit facility is $35 million, of which $23
                            million  is a  revolving  credit  facility  and  $12
                            million  is a term  loan.  The new  credit  facility
                            matures October 30, 2005.  Interest on the revolving
                            credit facility is at variable annual interest rates
                            based on the  prime  rate or LIBOR  plus  applicable
                            marginal  rates.  Interest  on the  term  loan is at
                            variable  annual  interest  rates based on the prime
                            rate with a minimum rate of 9.75% plus 2% of accrued
                            interest  payable  upon  maturity  (payment  in kind
                            interest).  The balance of the term loan at June 30,
                            2003  including   payment  in  kind  interest,   was
                            $12,142,000. The interest rate on the term loan increases 2% each year the balance is outstanding.
                            Borrowings on the revolving credit facility were $15,085,000 at June 30, 2003 and are limited based on eligible borrowing bases, effectively $17,659,000 at June 30, 2003.

                            The company's obligations and the obligations its our material subsidiaries under the new credit facility are secured by a security interest in favor of the lenders in substantially all of the assets of the Company and its material subsidiaries. The company and its material subsidiaries are subject to certain financial and other covenants under the new credit facility. At the end of January 2003, the company's financial performance created a "Triggering Event" which increased the interest rate on the term loan in February through June by 2.5% points, to 14.25%. At June 30, 2003, the company was in violation of certain covenants. Due to the covenant violations, the interest rates on both the term loan and the revolver increased by 3% points, to 17.25%, and the lender could require the company to pay all principal and accrued interest at any time. Consequently the company has reclassified all of the revolving credit facility and long-term debt as short term obligations.

                            The completion of the proposed asset sale as described in Note 3 would result in the payment or assumption of these obligations by the buyer in that transaction. In the event the asset sale is not completed, management believes they will be able to obtain financing arrangements at commercially reasonable terms that will allow the Company to continue as a going concern.

                            We had a financing agreement to provide $25,000,000 in senior secured financing. The agreement provided for a $23,000,000 revolving credit facility and a $2,000,000 term loan due in monthly installments of $33,000 plus interest. The term loan balance outstanding at June 30, 2002 was $1,767,000. Interest on borrowings was calculated at variable annual rates based on either

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================


                            the bank's prime rate plus an applicable marginal rate or the federal funds rate plus an applicable marginal rate. At June 30, 2002 we had $15,036,000 of borrowings outstanding under the revolving credit facility. These borrowings were paid in full on November 1, 2002 with proceeds from the new financing agreements discussed above.

                            We also had a financing agreement to provide $6,250,000 of subordinated debt. At June 30, 2002, we had borrowings outstanding of $5,945,000, net of discounts of $905,000, pursuant to the subordinated secured notes. Interest was charged on the face of the notes at 16% and 14% per annum, payable monthly. The issue price of the 16% notes was 90% of the face amount of the notes resulting in a discount of $600,000. In connection with this financing, we issued to the purchasers of the notes warrants to purchase up to 3.75% of the fully diluted common stock and an option to purchase from us certain Trust Preferred Securities of our subsidiary, U.S. Home and Garden Trust I, that are owned by us, which resulted in an additional discount of $402,000. These borrowings were paid in full on November 1, 2002 with proceeds from the new financing agreements discussed above.

                            Upon repayment of the $6,250,000 subordinated debt, we continue to have certain ongoing obligations under the subordinated debt financing agreement to the holders of the warrants to purchase common stock of the Company and option to purchase Trust Preferred Securities described above by virtue of these agreements. Under the option agreement, payments of interest on the Trust Preferred option securities is used to reduce the option price and is recorded as additional Trust Preferred liability. When the option price is reduced to zero, we will issue the underlying Trust Preferred Securities. If the proposed asset sale to Easy Gardener is consummated the obligation under the option agreement will be assumed by Easy Gardener. See Note 14 for costs related to the refinancing.

10. Mandatorily
    Redeemable
    Preferred
    Securities              In  April  1998,  U.S.  Home &  Garden  Trust I (the
                            "Trust"),  a newly created  Delaware  business trust
                            and a wholly-owned subsidiary of the Company, issued
                            78,000 common  securities with a liquidation  amount
                            of $25 per common  security  and  completed a public
                            offering  of  2,530,000  of 9.40%  Cumulative  Trust
                            Preferred  Securities  with a liquidation  amount of
                            $25 per  security  to the  Company  for a  total  of
                            $65,200,000 (the "Trust  Preferred  Securities" and,
                            together  with the  common  securities,  the  "Trust
                            Securities").  The Trust exists for the sole purpose
                            of  issuing  Trust  Securities  and  using  proceeds
                            therefrom  to acquire  the  subordinated  debentures
                            described below. Concurrent with the issuance of the
                            Trust   Securities,   the  Trust  invested  the  net
                            proceeds   therefrom  in  $65.2  million   aggregate
                            principal   amount  of  9.40%  Junior   Subordinated
                            Deferrable  Interest  Debentures (the  "Subordinated

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================


                            Debentures") issued by the Company. The Company has since redeemed 251,981 shares leaving 2,278,019 shares outstanding with a face value of $57,092,000. See note 17. The fair value of the mandatorily redeemable preferred securities is approximately $29,159,000 based on quoted market prices of $12.80 per security at June 30, 2003.

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

                            The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature in total on April 15, 2028, but may be redeemed at the option of the Company at any time. The Company effectively provides a full and unconditional guarantee of the Trusts' obligations under the Trust Securities to the extent that the Trust has funds sufficient to make such payments.

11. Commitments             Employment Agreements

                            The Company has entered into an employment agreement with one of its officers. The agreement is for a one-year period but is automatically renewed unless specifically terminated by the Company or the employee. If the employment agreement is terminated by the Company without cause, the officer will be entitled to an additional ten years of annual compensation. Annual base compensation under the employment agreement is $450,000. The employment agreement also provides for certain lump sum payments in the event of a change in control equal to approximately $7.3 million.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                            Operating Leases

                            The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2006. The future minimum lease payments under these non-cancelable operating leases are as follows:

                            Year ended June 30,                         Amount
                            ---------------------------------------------------
                            2004                                   $   819,000
                            2005                                       595,000
                            2006                                       214,000
                            ---------------------------------------------------

                                                                   $ 1,628,000
                            ---------------------------------------------------

                            Rent expense was approximately $944,000, $891,000 and $860,000 for the years ended June 30, 2003, 2002 and 2001, respectively.


                            Defined Contribution Benefit Plan

                            Easy Gardener has established an employee defined contribution benefit plan (the Plan). Employees of the Company, Weatherly, Easy Gardener and Golden West are eligible to participate. The Company is required to match the first 60% of employee contributions up to 5% of the employee's wage base. The Plan also allows discretionary contributions by the Company. The Company's contribution vests over a seven-year period. Ampro had a separate plan for its employees, with similar terms to the Easy Gardener Plan that was terminated during the year ended June 30, 2001. Total expense associated with the plans for the years ended June 30, 2003, 2002 and 2001 was approximately $174,000, $321,000 and $358,000, respectively.

12. Contingencies           In the normal  course of  business,  the  Company is
                            subject to proceedings,  lawsuits, and other claims,
                            including  claims by  creditors,  proceedings  under
                            laws and government  regulations  related to product
                            safety and other  matters.  Such matters are subject
                            to  many   uncertainties,   and   outcomes  are  not
                            predictable   with  assurance.   Consequently,   the
                            ultimate amount of monetary liability or financial impact with respect to these matters at June 30, 2003 cannot be ascertained.

13. Stockholders'           Preferred Stock
    Equity
                            The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, rights and preference as may be determined from time to

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                            time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of the Company's common stock. No shares of the preferred stock are outstanding.

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

                            Common Stock Repurchase Program

                            The Company is authorized by its Board of Directors ("the Board") to repurchase up to 5,500,000 shares of its common stock through open market purchases and in privately negotiated transactions. Repurchased shares are held by the Company as treasury stock. During 2001, the Company repurchased 1,336,000 shares of treasury stock for $2,141,000.
                            Prior to fiscal 2001 the Company repurchased 2,554,000 shares for $10,687,000.

                            Stock Option Plans

                            The Company adopted the 1991 Stock Option Plan (the "1991 Plan") pursuant to which 700,000 shares of common stock have been reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options. ISOs may be granted under the 1991 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees and officers of the Company. At June 30, 2003, 48,000 options remain available for issuance under the 1991 Plan.

                            During fiscal 1995, the Board adopted two additional stock option plans. The 1995 Stock Option Plan (the "1995 Plan") allows the granting of either ISOs or non-qualified options. The maximum aggregate number of shares reserved for issuance under this plan is 1,500,000. At June 30, 2003, 193,000 options remain available for issuance under the 1995 Plan.

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

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                            The maximum aggregate number of shares reserved for issue under this plan is 100,000. The 1995 Plan is administered by a committee of the Board and the Non-Employee Director Plan is a formula plan. At June 30, 2003, 40,000 options remain available for issuance under the Non-Employee Director Plan.

                            During May 1997, the Board approved the 1997 Stock Option Plan. The plan allows the granting of either ISOs or non-qualified options. The 1997 Plan reserves the issuance of 1,500,000 shares of common stock. At June 30, 2003, 199,000 options remain available for issuance under the 1997 Plan.

                            During May 1999, the Board approved the 1999 Stock Option Plan. The plan allows for granting of either ISOs or non-qualified options. The 1999 Plan reserves the issuance of 900,000 shares of common stock. At June 30, 2003, 56,000 options remain available for issuance under the 1999 Plan.

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

                            The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. Non-qualified options granted under the plans may not be granted at a price less than the fair market value of the common stock on the date of grant (not less than par value in the case of the 1995 Plan). Options granted under the plans generally will expire not more than ten years from the date of the grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company).

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

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================


              The following is a summary of activity relating to stock options:

                                           Weighted
                                     Average Option
                                    Price Per Share        Outstanding         Exercisable
               -------------------------------------------------------------------------------
               1991 Plan

               June 30, 2000                  $1.69            357,000             210,000

               Became exercisable              1.69                 --              18,000(1)
               -------------------------------------------------------------------------------

               June 30, 2001                   1.69            357,000             228,000(2)

               Became exercisable              1.69                 --              26,000(1)
               -------------------------------------------------------------------------------

               June 30, 2002                   1.69            357,000             254,000(2)

               Became exercisable              1.69                 --              18,000(1)
               -------------------------------------------------------------------------------

               June 30, 2003                  $1.69            357,000             272,000(2)
               -------------------------------------------------------------------------------

               1995 Plan

               June 30, 2000                  $2.18          1,459,000           1,409,000

               Expired                         2.23           (166,000)           (166,000)

               Became exercisable              2.06                 --              25,000
               -------------------------------------------------------------------------------

               June 30, 2001                   2.17          1,293,000           1,268,000(3)

               Became exercisable              2.06                 --              25,000

               Expired                         2.06            (10,000)            (10,000)
               -------------------------------------------------------------------------------

               June 30, 2002 and 2003         $2.18          1,283,000           1,283,000(3)
               -------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                                               Weighted
                                         Average Option
                                        Price Per Share      Outstanding       Exercisable
               -------------------------------------------------------------------------------

               Director Stock Option Plan
               -------------------------------------------------------------------------------
               June 30, 2000                      $2.85           30,000            30,000

               Granted                             1.61           20,000             5,000
               -------------------------------------------------------------------------------

               June 30, 2001                       2.35           50,000            35,000(4)

               Became exercisable                  1.06               --            15,000
               -------------------------------------------------------------------------------

               June 30, 2002                       2.59           50,000            50,000(4)

               Granted                             0.48           20,000                --

               Expired                             2.25          (10,000)          (10,000)
               -------------------------------------------------------------------------------

               June 30, 2003                      $1.90           60,000            40,000(4)
               -------------------------------------------------------------------------------

               1997 Plan

               June 30, 2000                      $3.12          765,000           624,000

               Expired                             2.68          (55,000)          (55,000)

               Became exercisable                  3.16               --            82,000
               -------------------------------------------------------------------------------

               June 30, 2001                       3.15          710,000           651,000(5)

               Issued                              3.13           95,000            95,000

               Became exercisable                  2.56               --            29,000
               -------------------------------------------------------------------------------

               June 30, 2002                       3.15          805,000           775,000(5)

               Expired                             3.84          (60,000)          (60,000)

               Became exercisable                  2.56               --            30,000
               -------------------------------------------------------------------------------

               June 30, 2003                      $3.10          745,000           745,000(5)
               -------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                                        Weighted
                                  Average Option
                                 Price Per Share        Outstanding         Exercisable
               --------------------------------------------------------------------------

               1999 Plan
               June 30, 2000              $ 2.33            833,000             699,000

               Expired                      2.56            (12,000)            (12,000)

               Became exercisable           2.56                 --             110,000
               --------------------------------------------------------------------------

               June 30, 2001                2.32            821,000             797,000(6)

               Granted                       .53             10,000               5,000

               Expired                      2.83           (171,000)           (171,000)

               Became exercisable           2.14                 --              24,000
               --------------------------------------------------------------------------

               June 30, 2002                2.16            660,000             655,000(6)

               Became exercisable            .53                 --               5,000

               Expired                      2.56             (6,000)             (6,000)
               --------------------------------------------------------------------------

               June 30, 2003              $ 2.16            654,000             654,000(6)
               --------------------------------------------------------------------------

               Non-Plan Options

               June 30, 2000              $ 2.34          2,467,000           1,999,000

               Expired                      3.81            (11,000)            (11,000)

               Became exercisable           3.84                 --             168,000
               --------------------------------------------------------------------------

               June 30, 2001                2.33          2,456,000           2,156,000(7)

               Granted                       .40             89,000              89,000

               Expired                      3.63           (691,000)           (670,000)

               Became exercisable           1.69                 --              26,000
               --------------------------------------------------------------------------

               June 30, 2002                1.76          1,854,000           1,601,000(7)

               Expired                       .40            (89,000)            (89,000)

               Became exercisable           1.69                 --              36,000

               Exercised                    .001           (200,000)           (200,000)
               --------------------------------------------------------------------------

               June 30, 2003              $ 2.06          1,565,000           1,348,000(7)
               --------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================


         (1) In prior years, the expiration date and vesting period on 545,000 options were extended in periods between nine and ten years. As a result, the Company is recognizing compensation expense for the intrinsic value of the options over the new vesting periods. In 2003, 2002 and 2001 such expense was $119,000, $103,000 and $119,000, respectively.

         (2) At June 30, 2003, 2002 and 2001, the weighted average exercise option price per share for exercisable options was $1.69 for all periods.

         (3) At June 30, 2003, 2002 and 2001, the weighted average exercise option price per share for exercisable options was $2.18, $2.18 and $2.17.

         (4) At June 30, 2003, 2002 and 2001, the weighted average exercise price per share for exercisable options was $2.67, $2.59, and $2.91.

         (5) At June 30, 2003, 2002 and 2001, the weighted average exercise option price per share for exercisable options was $3.10, $3.18 and $3.20.

         (6) At June 30, 2003, 2002 and 2001, the weighted average exercise option price per share for exercisable options was $2.16, $2.16 and $2.32.

         (7) At June 30, 2003, 2002 and 2001, the weighted average exercise option price per share for exercisable options was $2.12, $1.76 and $2.42.

         During the year ended June 30, 2001, the expiration date of 200,000 options and warrants was extended for two years. The options and warrants remain fully vested. As a result, the Company recognized $142,000 of expense for the value of the options and warrants.

         The following table summarizes the above stock options outstanding and exercisable at June 30, 2003:

                                           Outstanding                         Exercisable
                             ----------------------------------------  -----------------------------
                                            Average      Weighted                      Weighted
          Range of Exercise                Remaining     Average                       Average
                Price          Options       Life     Exercise Price     Options    Exercise Price
         ---------------------------------------------------------------------------------------------
                 $0.01 - 1.00      30,000    4.3 years         $0.50         10,000           $0.53
                  1.01 - 2.00     733,000    3.0 years          1.68        431,000            1.67
                  2.01 - 3.00   3,142,000    1.9 years          2.13      3,142,000            2.13
                  3.01 - 4.00     699,000    2.0 years          3.23        699,000            3.23
                  4.01 - 4.69      60,000     .9 years          4.22         60,000            4.22
         ---------------------------------------------------------------------------------------------
                 $0.01 - 4.69   4,664,000    1.9 years         $2.24      4,342,000           $2.29
         ---------------------------------------------------------------------------------------------

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


         The following schedule summarizes the activity:

                                                                                          Weighted
                                          Weighted                                         Average
                                           Average                                       Remaining
                                     Warrant Price                                     Contractual
                                         Per Share      Outstanding(1)   Exercisable          Life
         --------------------------------------------------------------------------------------------
         June 30, 2000                         3.02          911,000         911,000      1.5 years
         Issued                                5.00          200,000         100,000
         --------------------------------------------------------------------------------------------
         June 30, 2001                         3.31        1,111,000       1,011,000        2 years
         Granted                                .70        1,179,000       1,179,000
         Expired                               3.14         (786,000)       (786,000)
         Became exercisable                    7.00               --         100,000
         --------------------------------------------------------------------------------------------
         June 30, 2003 and 2002               $1.35        1,504,000       1,504,000      4.3 years
         --------------------------------------------------------------------------------------------


         (1) The warrants contain anti-dilution provisions which could affect the number of shares of common issuable stock upon the exercise of the warrants as well as the per share warrant prices. Additionally, these warrants contain certain redemption provisions.


         Common Stock Reserved

         At June 30, 2003, approximately 7,819,000 shares of common stock have been reserved for issuance upon the exercise of warrants and options.

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

                           SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation costs for the Company's employee and director stock options and warrants had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option and warrant at the grant date by using a Black-Scholes pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: no dividend yield for any year; expected volatility of approximately 75%, 75% and 60%; risk-free interest rates of 2.8%, 3.5% and 5.4%; and expected lives of approximately three to five years. Pro forma compensation expense associated with options granted to employees and directors totaled $3,000, $2,000 and $17,000 for 2003, 2002 and 2001, respectively. The per option weighted average fair value was $.30, $.32 and $1.08 for 2003, 2002 and
                           2001, respectively.

14. Refinancing and
    Transaction  Costs     Refinancing  and  transaction  costs  included in the
                           Consolidated  Statements of  Operations  for the year
                           ended  June  30,  2003  relate  to  the   refinancing
                           described in Note 9 to the financial  statements  and
                           the  proposed  asset sale  described in Note 3 to the
                           financial statements. As a result of the refinancing,
                           the  Company   wrote-off   $1,928,000  of  previously
                           deferred financing costs and discounts related to the replaced financing agreements and also recorded fees and expenses of $2,363,000 in the year ended June 30, 2003. The Company capitalized $2,012,000 of deferred financing costs related to the new financing during the year ended June 30, 2003.

15. Restructuring Charges  In 2001, the Company recorded a restructuring  charge of $2,860,000 relating to the closing and sale of the Ampro Industries Inc. facility in Michigan. The Company continues to sell products, through a contract manufacturing agreement, being manufactured at the former Ampro facility. As part of this agreement, the Company has firm commitments to purchase minimum amounts of product. The contract includes an exit provision, whereby the maximum cost to the Company for termination of the agreement is $350,000. During the year ended June 30, 2001, the Company recognized approximately $1,709,000 of expenses and losses relating to the closing and sale of property and equipment of the Ampro facility and $1,151,000 for termination benefits to be paid to all 60 employees involved with the facility. All severance payments as a result of the restructuring have been paid and no adjustments were made to the liability previously recorded for severance payments.

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================


16. Income Taxes           Deferred tax assets (liabilities) consist principally
                           of the following:

                            June 30,                                                      2003              2002
                           ----------------------------------------------------------------------------------------

                           Deferred tax assets:
                               Net operating loss carryforward                 $     9,975,000    $    6,015,000
                               Accumulated depreciation and
                                   amortization                                      2,752,000         2,971,000
                               Accounts receivable allowance                           220,000           475,000
                               Inventory allowance                                     152,000           200,000
                               Other                                                    13,000            13,000
                           ----------------------------------------------------------------------------------------

                           Gross deferred tax assets                                13,112,000         9,674,000
                           Less valuation allowance                                 (9,778,000)       (6,922,000)
                           ----------------------------------------------------------------------------------------

                           Total deferred tax assets                           $     3,334,000    $    2,752,000
                           ----------------------------------------------------------------------------------------

                           Deferred tax liabilities-
                           Accumulated depreciation and amortization           $     3,188,000    $    2,606,000
                           ----------------------------------------------------------------------------------------

                           The valuation allowance of $9,778,000 was recorded due to the uncertainty of the Company's ability to generate sufficient future taxable income to realize total gross deferred tax assets.

                           The Company's net operating loss carryforward for federal income tax purposes amounted to $29,339,000 at June 30, 2003, and expires in 2022 if not previously utilized.

                           The net deferred income taxes as of June 30, 2003 and 2002 are presented in the balance sheets as follows:

                         June 30,                                                         2003              2002
                         ------------------------------------------------------------------------------------------
                         Current asset                                         $       385,000   $       688,000
                         Long-term liability                                   $       239,000   $       542,000
                         ------------------------------------------------------------------------------------------


                           The income tax provision (benefit) consists of:

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================


               Year ended June 30,        2003                 2002                2001
               -------------------------------------------------------------------------
               Current:
                   Federal         $        --          $        --          $  (271,000)
                   State               133,000              374,000               16,000
               -------------------------------------------------------------------------

                                       133,000              374,000             (255,000)
               -------------------------------------------------------------------------

               Deferred:
                   Federal                  --             (146,000)          (1,358,000)
                   State                    --                   --              210,000
               -------------------------------------------------------------------------

                                            --             (146,000)          (1,148,000)
               -------------------------------------------------------------------------

                                   $   133,000          $   228,000          $(1,403,000)
               -------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                  The income tax expense for the year ended June 30, 2003 was due to state income taxes. No income tax benefit was recorded during the year due to the effects of recording the valuation allowance noted above. The following is a reconciliation between the federal statutory income tax rate and the Company's effective tax rate relating to income from continuing operations before minority interest and extraordinary gain:

                  Year ended June 30,                                    2002         2001
                  -------------------------------------------------------------------------
                  Income tax provision computed at
                      Federal Statutory rate                            (34.0)%       34.0%
                  State taxes, net of Federal tax effects               (62.3)        (2.5)
                  Nondeductible amortization and other                    1.8         (7.0)
                  Changes in valuation allowance on
                      deferred tax assets                                36.9         (1.2)

                  -------------------------------------------------------------------------
                  Income Tax Benefit (Expense)                          (57.6) %      23.3%
                  -------------------------------------------------------------------------

17. Loss per
    Share The following is a reconciliation of the weighted average number of shares used to compute basic and dilutive loss per share:

                                                                     2003             2002              2001
                  --------------------------------------------------------------------------------------------
                  Basic weighted average common
                      shares outstanding                       17,868,000       17,555,000        18,181,000
                  Dilutive effect of stock options
                      and warrants                                     --          469,000                --
                  --------------------------------------------------------------------------------------------

                  Dilutive weighted average
                      common shares outstanding                17,868,000       18,024,000        18,181,000
                  --------------------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                  Options and warrants to purchase 5,157,000, 5,332,000 and 6,788,000 shares of common stock in fiscal years 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the option or warrant exercise price was greater than the average market price of the stock. Diluted earnings per share for the years ended June 30, 2003 and 2001 is based only on the weighted average number of common shares outstanding as the inclusion of 896,000 and 10,000 common share equivalents, respectively, would have been anti-dilutive.


18. Supplemental Cash
    Flow Information      Year ended June 30,                                2003             2002              2001
                          ---------------------------------------------------------------------------------------------

                          Cash paid (received) during the
                             period for:
                             Interest paid                         $    7,846,000   $    6,696,000     $   7,314,000

                             Interest received                     $           --   $      (83,000)    $    (149,000)

                             Income taxes refunded                 $     (248,000)  $     (100,000)    $    (790,000)
                          ---------------------------------------------------------------------------------------------

                          Supplemental information regarding non-cash investing and financing activities during the year ended June
                          30, 2002:

                           Discount on issuance of 16% subordinated notes
                               at 90% of face amount                               $   600,000

                           Discount on issuance of warrants and options
                               in conjunction with debt refinancing                $   402,000

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================




  19.  Quarterly Information (Unaudited)

                                                                   First           Second            Third           Fourth
   Fiscal 2003                                                   Quarter          Quarter          Quarter          Quarter
  ----------------------------------------------------------------------------------------------------------------------------
  Net sales                                               $   13,151,000   $   12,351,000   $   24,036,000   $   26,706,000
  Gross profit                                            $    4,965,000   $    5,184,000   $   11,278,000   $   11,364,000
  Income (loss) from continuing operations                $   (3,878,000)  $   (6,276,000)  $    1,266,000   $    1,236,000
  Loss from discontinued operations                       $     (978,000)  $     (215,000)  $      (41,000)  $     (202,000)
  Loss on disposal of discontinued operations             $           --   $           --   $           --   $      (49,000)
  Net income (loss)                                       $   (4,856,000)  $   (6,491,000)  $    1,225,000   $      985,000
  Basic earnings per share:
      Income (loss) from continuing operations            $         (.22)  $         (.35)  $          .07   $          .07
      Discontinued operations                             $         (.05)  $         (.01)  $           --   $         (.01)
      Net income (loss) per common share                  $         (.27)  $         (.36)  $          .07   $          .06
      Diluted earnings per share:
      Income (loss) from continuing operations            $         (.22)  $         (.35)  $          .07   $          .07
      Discontinued operations                             $         (.05)  $         (.01)  $           --   $         (.01)
      Net income (loss) per common share                  $         (.27)  $         (.36)  $          .07   $          .06

                                                                   First           Second            Third           Fourth
   Fiscal 2002                                                   Quarter          Quarter          Quarter          Quarter
  ----------------------------------------------------------------------------------------------------------------------------


  Net sales                                               $   13,483,000   $   11,762,000   $   23,913,000   $   29,789,000
  Gross profit                                            $    5,540,000   $    4,752,000   $   11,087,000   $   14,210,000
  Income (loss) from continuing operations
      before cumulative effect of a change in
          accounting principle                            $   (2,553,000)  $   (2,835,000)  $    1,822,000   $    3,696,000
  Income (loss) from discontinued operations              $     (268,000)  $     (490,000)  $      227,000   $   (1,229,000)
  Income on disposal of discontinued operations           $           --   $           --   $           --   $       20,000
  Cumulative effect of a change in accounting principle   $   (9,882,000)  $           --   $           --   $           --
  Net income (loss)                                       $  (12,703,000)  $   (3,325,000)  $    2,049,000   $    2,487,000
  Basic earnings per share:
      Income (loss) from continuing operations
           before cumulative effect of a change in
             accounting principle                         $         (.15)  $         (.16)  $          .11   $          .21
      Discontinued operations                             $         (.01)  $         (.03)  $          .01   $         (.07)
      Cumulative effect of a change in accounting
          principle                                       $         (.56)  $           --   $           --   $           --
      Net income (loss) per common share                  $         (.72)  $         (.19)  $          .12   $          .14
  Diluted earnings per share:
      Income (loss) from continuing operations            $         (.15)  $         (.16)  $          .10   $          .21
      Discontinued operations                             $         (.01)  $         (.03)  $          .01   $         (.07)
      Cumulative effect of a change in accounting
          principle                                       $         (.56)  $           --   $           --   $           --
      Net income (loss) per common share                  $         (.72)  $         (.19)  $          .11   $          .14

                                        U.S. Home & Garden Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================




  Differences between amounts included above and amounts previously reported on Form 10-Q are due to the reclassification to discontinued operations as described in Note 2, and the cumulative effect of a change in accounting principle of $9,882,000, related to the loss on impairment of goodwill recorded as of July 1, 2001. See Note 7.

  The fourth quarter of 2002 includes the write off of minority interest of $1,136,000 net of an estimated loss on disposal of discontinued operations of $1,116,000. See Note 2.

                                                          Consolidated Financial
                                                              Statement Schedule




                            ====================================================

                                        U.S. Home & Garden Inc. and Subsidiaries


                                 Schedule II - Valuation and Qualifying Accounts


                                                                 Charged to
                                                  Beginning       Costs and                                   Ending
                                                    Balance        Expenses             Writeoffs            Balance
--------------------------------------------------------------------------------------------------------------------------
Reserves and Allowances Deducted
    from Asset Accounts (Continuing
    Operations):
Allowance for Doubtful Accounts
o        Year ended June 30, 2001                $  575,000       $ 646,000      $      (250,000)      $     971,000
o        Year ended June 30, 2002                $  971,000       $ 425,000      $       (15,000)      $   1,381,000
o        Year ended June 30, 2003                $1,381,000       $  25,000      $      (776,000)      $     630,000

Reserve for Inventory Obsolescence
o        Year ended June 30, 2001                $  540,000       $ 943,000      $      (143,000)      $   1,340,000
o        Year ended June 30, 2002                $1,340,000       $  94,000      $    (1,209,000)      $     225,000
o        Year ended June 30, 2003                $  225,000       $  16,000      $       (50,000)      $     191,000
----------------------------------------------------------------------------------------------------------------------