Form 10-Q
period 2003-09-30
US HOME & GARDEN INC
filed 2003-11-14
CIK 879911

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from _________________  to___________________


Commission File Number 001-14015

                             U.S. HOME & GARDEN INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            77-0262908
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                         Identification Number)


655 Montgomery Street
San Francisco, California                               94111
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

                                 (415) 616-8111
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of November 3, 2003 there were 17,951,090 shares of the issuer's common stock, par value $.001 per share, outstanding.

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

Consolidated balance sheets as of September 30, 2003 (Unaudited)
and June 30, 2003                                                                     1-2

Consolidated  statements  of operations  for the three months ended
September 30, 2003 and 2002 (Unaudited)                                                 3

Consolidated statements of cash flows for the three months
ended September 30, 2003 and 2002 (Unaudited)                                         4-5

Notes to consolidated financial statements                                            6-8

Item 2. - Management's  Discussion and Analysis of Financial Condition
          and Results of Operations                                                  9-15

Item 3. - Quantitative and Qualitative Disclosures About Market Risk                15-16

Item 4. - Controls and Procedures                                                      16

Part II. - Other Information

Item 6. - Exhibits and Reports on Form 8-K                                             17

Signatures                                                                             17

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets
================================================================================


                                                              September 30, 2003    June 30, 2003
                                                              ------------------    -------------
                                                                  (Unaudited)
Assets

Current
    Cash and cash equivalents                                     $ 1,402,000         $   822,000
    Accounts receivable, less allowance for doubtful
        accounts of $630,000                                       14,777,000          24,467,000
    Inventories                                                     8,417,000           9,138,000
    Prepaid expenses and other current assets                         779,000             721,000
    Refundable income taxes                                            96,000             137,000
    Deferred tax asset                                                385,000             385,000
    Current assets of discontinued operations                          61,000              62,000
-------------------------------------------------------------------------------------------------

Total Current Assets                                               25,917,000          35,732,000

Property and Equipment, net                                         3,783,000           4,018,000

Intangible Assets
    Goodwill, net                                                  49,878,000          49,878,000
    Deferred financing costs, net of accumulated
        amortization of $969,000 and $807,000                       4,040,000           3,975,000
    Non-compete agreements, net of accumulated
        amortization of $855,000 and $766,000                         655,000             744,000
    Package tooling costs, net of accumulated
        amortization of $1,956,000 and $2,418,000                   1,091,000           1,204,000
    Product rights, patents and trademarks, net of
        accumulated amortization of $213,000 and $205,000             459,000             467,000

Officer Receivable                                                    487,000             512,000

Other Assets                                                           29,000              29,000
-------------------------------------------------------------------------------------------------

Total Assets                                                      $86,339,000         $96,559,000
-------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                                     Consolidated Balance Sheets
================================================================================


                                                                  September 30, 2003       June 30, 2003
                                                                  ------------------       -------------
                                                                      (Unaudited)
Liabilities and Stockholders' Equity
Current
    Revolving credit facility                                         $ 10,880,000          $ 15,085,000
    Accounts payable                                                     8,043,000             8,954,000
    Accrued rebates                                                        934,000             1,433,000
    Accrued commissions                                                    615,000             1,074,000
    Accrued co-op advertising                                              433,000               774,000
    Accrued expenses                                                     1,413,000             1,786,000
    Current portion of long-term debt                                   12,121,000            12,142,000
    Current liabilities of discontinued operations                          15,000                16,000
--------------------------------------------------------------------------------------------------------

Total Current Liabilities                                               34,454,000            41,264,000

Deferred Tax Liability                                                     239,000               239,000
Company Obligated Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust Holding
    Solely Junior Subordinated Debentures                               57,148,000            57,092,000
--------------------------------------------------------------------------------------------------------
Total Liabilities                                                       91,841,000            98,595,000
--------------------------------------------------------------------------------------------------------

Stockholders' Deficit
    Preferred stock, 1,000,000 shares authorized and unissued                   --                    --
    Common stock, $0.001 par value - shares authorized,
        75,000,000; 21,642,000 and 21,641,000 shares issued                 22,000                22,000
    Additional paid-in capital                                          52,500,000            52,470,000
    Retained deficit                                                   (45,196,000)          (41,700,000)
--------------------------------------------------------------------------------------------------------
                                                                         7,326,000            10,792,000

Less: Treasury Stock, 3,890,000 shares at cost                         (12,828,000)          (12,828,000)
--------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                             (5,502,000)           (2,036,000)
--------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                           $ 86,339,000          $ 96,559,000
--------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Operations
================================================================================


                                                             Three Months Ended September 30,
                                                                 2003                 2002
                                                                        Unaudited
                                                            ----------------------------------
Net sales                                                   $ 14,517,000          $ 13,151,000
Cost of Sales                                                  8,784,000             8,186,000
----------------------------------------------------------------------------------------------
Gross Profit                                                   5,733,000             4,965,000
----------------------------------------------------------------------------------------------
Operating Expenses
    Selling and shipping                                       4,637,000             4,156,000
    General and administrative                                 1,817,000             2,232,000
    Depreciation                                                  68,000               180,000
    Other amortization                                           291,000               247,000
----------------------------------------------------------------------------------------------
Total Operating Expenses                                       6,813,000             6,815,000
----------------------------------------------------------------------------------------------
Loss from Operations                                          (1,080,000)           (1,850,000)
Other Expense
    Refinancing and transaction costs                           (159,000)             (194,000)
    Interest expense, net                                     (2,188,000)           (1,834,000)
----------------------------------------------------------------------------------------------
Loss from Continuing Operations Before Income Taxes           (3,427,000)           (3,878,000)
Income Tax Benefit                                                 5,000                    --
----------------------------------------------------------------------------------------------
Loss from Continuing Operations                               (3,422,000)           (3,878,000)
Discontinued Operations -
    Loss from discontinued operations                            (74,000)             (978,000)
----------------------------------------------------------------------------------------------
Net Loss                                                    $ (3,496,000)         $ (4,856,000)
----------------------------------------------------------------------------------------------
Per Share Amounts:
 Weighted Average Common Shares Outstanding-
     Basic and Diluted                                        17,951,000            17,752,000
 Loss from Continuing Operations per Common Share-
      Basic and Diluted                                            ($.19)                ($.22)
 Discontinued operations                                              --                  (.05)
----------------------------------------------------------------------------------------------
 Net Loss                                                          ($.19)                ($.27)
----------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows
================================================================================


Three months ended September 30,                                                  2003                    2002
-----------------------------------------------------------------------------------------------------------------
                                                                                          Unaudited
                                                                                ---------------------------------
Cash Flows from Operating Activities:
    Net loss from continuing operations                                         $(3,422,000)          $(3,878,000)
    Adjustments to reconcile net loss from continuing
        operations to net cash provided by operating activities:
        Depreciation and amortization                                               702,000               847,000
        Trust Preferred payments retained and applied
           against note receivable                                                   56,000                    --
        Compensation related to stock options                                        30,000                30,000
        Changes in operating assets and liabilities:
           Accounts receivable                                                    9,690,000            15,579,000
           Inventories                                                              721,000              (701,000)
           Prepaid expenses and other current assets                                (17,000)             (284,000)
           Accounts payable and accrued expenses                                 (2,583,000)           (2,493,000)
           Other assets                                                              25,000                 2,000
-----------------------------------------------------------------------------------------------------------------

Net Cash Provided By Operating Activities                                         5,202,000             9,102,000
-----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
    Payments related to purchase of business                                             --               (17,000)
    Purchase of property and equipment                                              (57,000)             (340,000)

    Purchase of intangibles                                                         (38,000)              (82,000)
-----------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                               (95,000)             (439,000)
-----------------------------------------------------------------------------------------------------------------

                                        U.S. Home & Garden Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows
================================================================================


Three months ended September 30,                            2003                2002
---------------------------------------------------------------------------------------
                                                                   Unaudited
                                                       --------------------------------
Cash Flows from Financing Activities:
    Deferred finance costs                             $  (227,000)         $  (241,000)
    Net payments on lines-of-credit                     (4,205,000)          (7,433,000)
    Payments on long-term debt                             (21,000)            (100,000)
---------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                   (4,453,000)          (7,774,000)
---------------------------------------------------------------------------------------

Net increase in cash and cash equivalents from
    continuing operations                                  654,000              889,000
Cash used in discontinued operations                       (74,000)            (431,000)
---------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  580,000              458,000
Cash and Cash Equivalents, beginning of period             822,000              219,000
---------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period               $ 1,402,000          $   677,000
---------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow
Information
    Cash paid for interest                             $ 2,165,000          $ 1,751,000
    Cash received for taxes                            $    36,000          $        --
---------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                     Notes to Consolidated Financials Statements
================================================================================

1. The accompanying consolidated financial statements at September 30, 2003 and for the three months ended September 30, 2003 and 2002 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the three months ended September 30, 2003 are not necessarily indicative of the results of operations for a full year.

2. Refer to the audited consolidated financial statements for the year ended June 30, 2003, for details of accounting policies and detailed notes to the consolidated financial statements.

3.       Inventories consist of:

                                   September 30, 2003           June 30, 2003
         ---------------------------------------------------------------------

         Raw materials                    $ 4,105,000           $   4,834,000
         Finished goods                     4,312,000               4,304,000
         ---------------------------------------------------------------------

                                          $ 8,417,000           $   9,138,000
         ---------------------------------------------------------------------

4. All shipping and handling expenses are included in the selling and shipping caption and totaled approximately $1,690,000 and $1,372,000 for the three months ended September 30, 2003 and 2002 respectively.

5. The Company entered into a senior credit facility dated as of October 30, 2002 for the Company and its material subsidiaries. Wells Fargo Foothill, which is the administrative agent for the facility, is also the revolving credit lender, and Ableco Finance LLC is providing a term loan. The total amount of the credit facility is $35 million, of which $23 million is a revolving credit facility and $12 million is a term loan. The credit facility matures October 30, 2005. Interest on the revolving credit facility is at variable annual interest rates based on the prime rate or LIBOR plus applicable marginal rates. Interest on the term loan is at variable annual interest rates based on the prime rate with a minimum rate of 11.75%. The balance of the term loan at September 30, 2003 including payment in kind interest, was $12,121,000. The interest rate on the term loan increases 2% each year the balance is outstanding. Borrowings on the revolving credit facility were $10,880,000 at September 30, 2003 and are limited based on eligible borrowing bases, effectively $15,659,000 at September 30, 2003.

         The Company and its material subsidiaries are subject to certain financial and other covenants under its credit facility. At the end of January 2003, the Company's financial performance created a "Triggering Event" which increased the interest rate on the term loan in February through September by 2.5% points, to 14.75%. During the quarter ended September 30, 2003, the Company was in violation of a covenant. Due to the covenant violation, the interest rates on both the term loan and the revolver increased by 3% points, to 8.25% per year on the revolver and 17.25% per year on the term loan. The lender could have required the Company to pay all principal and accrued interest at any time. Consequently, the Company has reclassified all of the revolving credit facility and term debt as short-term obligations. At September 30, 2003, the Company was no longer in a "Triggering Event", reducing the interest rate on the term loan to 14.75% effective October 1, 2003.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                     Notes to Consolidated Financials Statements
================================================================================

         The completion of the asset sale as described in Note 6 resulted in the repayment of the term loan and assumption by the buyer of the Company's obligations under the revolving credit facility.

6. In December 2002, the Company entered into an agreement to sell assets comprising substantially all of its assets on a consolidated basis to a management group led by Richard Grandy, the former Chief Operating Officer of the Company. The sale of assets was completed at the end of October 2003.

         Under the terms of the Asset Purchase Agreement, as amended, Easy Gardener Products Ltd., a new entity owned by the management group acquired substantially all of the assets and assumed substantially all of the liabilities of the Company's operating subsidiaries Easy Gardener, Inc. and its subsidiaries, Easy Gardener, UK, Ltd, Weatherly Consumer Products Group, Inc. and Weatherly Consumer Products, Inc. and Ampro Industries, Inc. The new company assumed the revolving credit facility and paid off the term debt. The new company also assumed the obligations of US Home & Garden, Inc. to U.S. Home & Garden Trust I (the "Trust"), including the obligation to make monthly payments, which allows the Trust to make distributions to holders of its Trust Preferred Securities.

         After subtracting costs of the transaction, the Company received net proceeds of $11,494,000 upon the following terms: net cash of $9,894,000 paid at closing, and an additional $1,600,000 in the form of a subordinated promissory note delivered at closing.

7. In June 2002, the Company announced that is was discontinuing the operations conducted through its subsidiary Weed Wizard Acquisition Corp. ("Weed Wizard") effective September 30, 2002.

         Revenues for Weed Wizard for the three months ended September 30, 2003 and 2002 were not material. The Company had a net loss from operations of Weed Wizard of $74,000 and $978,000 for the three months ended September 30, 2003 and 2002, respectively. There were no assets or liabilities of discontinued Weed Wizard operations reported in the consolidated balance sheets.

         In June 2001, the Company announced that it was discontinuing its e-commerce initative, which it was conducting though its subsidiary, Egarden, Inc. (Egarden), effective June 30, 2001. The assets and liabilities of discontinued Egarden operations reported in the consolidated balance sheets consist of the following:

                 ---------------------------------------------------------------
                                              September 30, 2003   June 30, 2003
                 ---------------------------------------------------------------

                 Current Assets:
                 Cash and cash equivalents      $     61,000        $   62,000
                 Current Liabilities:
                 Accrued expenses               $     15,000        $   16,000

         Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company's consolidated financial statements and notes have been restated for all periods presented to reflect the discontinued components. The current assets and current liabilities of the discontinued components have been separately stated on the balance sheet. The net losses and net cash flows have been reported as "Discontinued Operations" in the accompanying consolidated financial statements. The notes have been restated to exclude amounts related to these discontinued components.

                                        U.S. Home & Garden Inc. and Subsidiaries

                                     Notes to Consolidated Financials Statements
================================================================================

8. Intangible assets other than goodwill total $6,245,000 and $6,390,000 (net of accumulated amortization of $3,993,000 and $4,196,000) at September 30, 2003 and June 30, 2003, respectively. The Company has no intangible assets with indefinite useful lives other than goodwill at September 30, 2003.

         The Company's previous business combinations were accounted for using the purchase method. As a result of such combinations, the Company has recognized a significant amount of goodwill, which, in the aggregate, was $49,878,000, net of accumulated amortization, at September 30, 2003 and June 30, 2003.

         Amortization expense for all intangible assets during the three months ended September 30, 2003 and 2002 was $442,000 and $351,000, respectively. Estimated amortization expense for continuing operations, all of which was assumed by the buyer, for each of the five succeeding fiscal years is as follows:


          Year Ended June 30,                                   Amount
          -------------------------------------------------------------------

          2004                                           $       1,600,000
          2005                                           $         877,000
          2006                                           $         667,000
          2007                                           $         667,000
          2008                                           $         667,000

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

    These risks and uncertainties include, but are not limited to, those relating to the Company's historical operations, including growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion and other activities of competitors, ability to successfully integrate acquired companies and product lines, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, the ability to maintain adequate financing arrangements necessary to fund operations and the general condition of the economy and its effect on the securities markets and other risks detailed in the Company's other filings with the Securities and Exchange Commission. Due to the consummation of the asset sale in late October 2003, the risks and uncertainties described above are not applicable to the Company's ongoing business operations insofar as any such factors apply to the Company's historical lawn and garden business, which the Company has divested. Moreover, the Company is now subject to the risks of a company with limited operations that are seeking to supplement its remaining business operations. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

    Recent Developments

    On October 29, 2003 the Company consummated the sale of substantially all of the operations and assets of the Company's primary operating subsidiaries, Easy Gardener, Inc. ("Easy Gardener") and its subsidiaries and Ampro Industries, Inc. ("Ampro") to Easy Gardener Products, Ltd. ("Easy Gardener Products"), an entity formed by current and former members of management of those subsidiaries. At the time of the sale these operations comprised approximately 99% of the Company's consolidated sales and 98% of its consolidated assets. The assets acquired by Easy Gardener Products consisted of:

         o substantially all of the assets of Easy Gardener and Ampro, including:

                  o        all of their business operations and assets,

                  o the capital stock and operations of Easy Gardener's wholly-owned subsidiaries, Easy Gardener UK Ltd. and Weatherly Consumer Products Group, Inc., and

                  o indirectly, the capital stock and operations of Weatherly Consumer Products, Inc., a wholly-owned subsidiary of Weatherly Consumer Products Group, Inc; and

         o from the Company, all of the common securities of its subsidiary, U.S. Home & Garden Trust I (the "Trust"), as well as certain trust preferred securities previously issued by the Trust and owned by the Company at the time of the sale.

    In addition, Easy Gardener Products assumed substantially all of the selling subsidiaries' liabilities as well as the Company's obligations relating to the Trust. These liabilities comprised approximately 99% of the Company's consolidated liabilities at the time of the sale.

    Easy Gardener Products paid the Company a total purchase price of $11,950,000, less certain expenses related to the transaction for the assets it acquired resulting in the Company's receipt of net proceeds of approximately $11,494,000. Of this amount, $9,894,000 was paid in cash at the closing and $1,600,000 was paid in the form of a subordinated promissory note. The note matures in 2009 subject to certain prepayments from excess cash flow. Interest on the principal amount outstanding from time to time will accrue at the rate of 9% per annum and will be capitalized by increasing the principal amount of the note. The note is subordinated to the indebtedness of Easy Gardener Products under its senior credit facility and under its note issued to Central Garden & Pet Company in connection with the transaction. It is senior to the debentures underlying the trust preferred securities issued by the Trust.

    In addition, Easy Gardener Products:

         o paid the Company's obligations under the Company's then existing term loan and assumed all borrowings outstanding under the revolving credit facility as of the closing and the Company was discharged from any future obligations under the facility;

         o assumed the Company's obligations under the Trust-related documents and the Company was discharged from any further obligations under the Trust-related documents;

         o assumed the Company's obligations to sell trust preferred securities under an option previously granted by the Company in November 2001 to the Company's prior subordinated lenders; and

         o        assumed   substantially   all   of   the   Company's   selling
                  subsidiaries' operational (non-debt) liabilities;

    The Company retained the capital stock and assets of the Company's Golden West Agri-Products, Inc. subsidiary, which accounted for less than 1% of the Company's consolidated net sales for each of the last three fiscal years. The Company intends to explore certain business opportunities to supplement or replace the operations of Golden West.

    The asset sale resulted in the elimination of the Company's historical lawn and garden operations with a corresponding elimination in substantially all of the Company's operating revenue and related expenses. The Company's only operations currently consist of those of Golden West. Therefore, except as otherwise specifically set forth below, the results of operations of the historical business set forth below and elsewhere in this report do not reflect the effects on the Company's operations which resulted from the consummation of the asset sale.

    The taxable gain generated as a result of the asset sale described above will be offset by the utilization of net operating loss carry forwards.

    General

    Prior to the consummation of the asset sale described above, the Company, manufactured and marketed a broad range of brand-name consumer lawn and garden products through its wholly owned subsidiaries, Ampro, Easy Gardener, and Golden West and Easy Gardener's wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. and Weed Wizard. In June 2002, the Company announced the discontinuation of the Weed Wizard operations effective September 30, 2002. Since 1992, the Company consummated eleven acquisitions of complementary lawn and garden companies and product lines for an aggregate consideration of approximately $111,000,000 in cash, notes and equity securities. As a result of such acquisitions, the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $49,878,000, net of accumulated amortization, at September 30, 2003 and June 30, 2003.

Historical Results of Operations

    The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:


                                                                             September 30,
                                                                         2003              2002
                                                                  ------------------------------------
       Net sales                                                            100.0%          100.0%
       Cost of sales                                                         60.5            62.2
                                                                  ------------------------------------
       Gross profit                                                          39.5            37.8
       Selling and shipping expenses                                         31.9            31.6
       General and administrative expenses                                   12.5            17.0
       Depreciation and amortization                                          2.5             3.3
                                                                  ------------------------------------
       Loss from operations                                                  (7.4)          (14.1)
       Refinancing and transaction costs                                     (1.1)           (1.5)
       Interest expense, net                                                (15.1)          (13.9)
                                                                  ------------------------------------
       Loss from continuing operations                                      (23.6)          (29.5)
       Loss from discontinued operations                                     (0.5)           (7.4)
                                                                  ------------------------------------
       Net loss                                                             (24.1%)         (36.9%)
                                                                  ------------------------------------

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

        Net sales. Net sales increased by $1,366,000, or 10.4%, to $14,517,000 during the three months ended September 30, 2003, from $13,151,000 during the comparable period in 2002. The increase in net sales was the result of an increase in the volume of products sold.

        Cost of sales. Cost of sales increased by $598,000, or 7.3% to $8,784,000 for the three months ended September 30, 2003 from $8,186,000 during the comparable period in 2002. The increase was a result of the increase in the volume of products sold. Cost of sales as a percentage of net sales decreased to 60.5% during the three months ended September 30, 2003 from 62.2% during the comparable period in 2002 due to increased sales of higher margin products.

        Gross profit. Gross profit increased by $768,000, or 15.5%, to $5,733,000 for the three months ended September 30, 2003 from $4,965,000 during the comparable period in 2002. Gross profit as a percentage of net sales increased to 39.5% during the three months ended September 30, 2003, from 37.8% during the comparable period in 2002. This increase in gross profit dollars and as a percentage of net sales results from the increased sales volume and decreased cost of sales and sales mix as noted above.

        Selling and shipping expenses. Selling and shipping expenses increased by $481,000, or 11.6% to $4,637,000 during the three months ended September 30, 2003 from $4,156,000 during the comparable period in 2002. As a percentage of net sales, selling and shipping expenses increased to 31.9% during the three months ended September 30, 2003 from 31.6% during the comparable period in 2002. This increase in expense and increase as a percent of net sales was attributable to the increase in volume of products sold and a slight increase in outbound freight costs.

        General and administrative expenses. General and administrative expenses decreased by $415,000 or 18.6%, to $1,817,000 during the three months ended September 30, 2003 from $2,232,000 during the comparable period in 2002. This decrease is primarily related to a reduction in bonuses of $162,000 and other expense reductions. As a percentage of net sales, general and administrative expenses decreased to 12.5% during the three months ended September 30, 2003 from 17.0% during the comparable period in 2002.

        Depreciation and amortization. Depreciation and amortization expenses decreased by $68,000 or 15.9% to $359,000 during the three months ended September 30, 2003 from $427,000 during the comparable period in 2002. This decrease is primarily due to reduced depreciation as many assets have become fully depreciated, offset in part by increased amortization of deferred financing costs. As a percentage of net sales, depreciation and amortization expenses decreased to 2.5% during the three months ended September 30, 2003 from 3.3% during the comparable period in 2002.

        Loss from continuing operations. Loss from continuing operations decreased by $770,000 or 41.6% to $1,080,000 during the three months ended September 30, 2003, from $1,850,000 during the comparable period in 2002. The decrease in loss from continuing operations was primarily due to increased revenue and gross margin as well as reduced expenses as noted above. As a percentage of net sales, loss from operations decreased to 7.4% for the three months ended September 30, 2003 from 14.1% during the comparable period in 2002.

        Refinancing and transaction costs. The Company incurred $159,000 in transaction costs during the quarter ended September 30, 2003 related to costs incurred for the asset sale. In the comparable quarter in the prior year, the Company incurred $194,000 in refinancing and transaction costs.

        Interest expense. Net interest expense increased $354,000, or 19.3% to $2,188,000 during the three months ended September 30, 2003, from $1,834,000 during the comparable period in 2002. The increase in interest expense is primarily related to an increase in the interest rate under both the revolving credit facility and the term loan as well as increased borrowing levels.

        Income taxes. An income tax benefit of $5,000 was recorded during the three months ended September 30, 2003. No income tax benefit was recorded for the three months ended September 30, 2002.

        Discontinued Operations. Loss from discontinued operations decreased from $978,000, or 92.4% to $74,000 during the three months ended September 30, 2003, from the comparable period in 2002. The $904,000 decrease in loss from discontinued operations is primarily due to legal costs associated with settling the Consumer Products Safety Commission and A.A.B.B., Inc. litigation, and a write-down of assets in the prior comparable period.

        Net loss. Net loss decreased by $1,360,000 to $3,496,000 during the three months ended September 30, 2003 from a net loss of $4,856,000 during the comparable period in 2002. Net loss per common share decreased to $0.19 per share for the three months ended September 30, 2003 from net loss of $0.27 per share during the comparable period in 2002. The decrease in net loss and net loss per common share is due primarily to the increased sales and gross margin and decreased expenses as noted above.

        Seasonality

        The Company's historical sales were seasonal due to the nature of the lawn and garden business, in parallel with the annual growing season. The Company's sales and shipping were most active from late March through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. The buying pattern of retailers, including the Company's retail customers, is changing and stores are replenishing their inventory when sales are made by them rather than buying large quantities of inventory in advance of the selling season. Sales typically decline in mid-summer.

        Sales of the Company's agricultural products, which were not material during the three months ended September 30, 2003, are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

        Liquidity and Capital Resources

        Since inception, the Company has financed its operations primarily through cash generated by operations, net proceeds from the Company's private placements and public sales of securities and borrowings from lending institutions.

        At September 30, 2003, the Company had consolidated cash and short-term investments totaling $1,402,000, and a working capital deficit of $8,537,000. At June 30, 2003, the Company had consolidated cash and short-term investments totaling $822,000, and a working capital deficit of $5,532,000. The increase in working capital deficit was primarily attributable to the net loss for the quarter.

        Net cash provided by operating activities for the three months ended September 30, 2003 of $5.2 million consisted primarily of a decrease in accounts receivable of $9.7 million and decreases in inventories and prepaid expenses of $0.7 million. This was partially offset by the net loss from continuing operations of $3.4 million, adjusted for non-cash expenses of $0.8 million, a decrease in accounts payable and accrued expenses of $2.6 million. These changes are consistent with the seasonal nature of the Company's business.

        Net  cash  used in  investing  activities  for the  three  months  ended
        September 30, 2003 of $0.1 million is due to capital purchases of equipment and intangible assets.

        Net cash used in financing activities for the three months ended September 30, 2003 of $4.5 million is primarily due to payments made on the revolving credit facility with cash provided by operating activities.

       The Company entered into a senior credit facility dated as of October 30, 2002 for the Company and its material subsidiaries. Wells Fargo Foothill, which is the administrative agent for the facility, is also the revolving credit lender, and Ableco Finance LLC is providing a term loan. The total amount of the credit facility is $35 million, of which $23 million is a revolving credit facility and $12 million is a term loan. The credit facility matures October 30, 2005. Interest on the revolving credit facility is at variable annual interest rates based on the prime rate or LIBOR plus applicable marginal rates. Interest on the term loan is at variable annual interest rates based on the prime rate with a minimum rate of 11.75%. The balance of the term loan at September 30, 2003 including payment in kind interest, was $12,121,000. The interest rate on the term loan increases 2% each year the balance is outstanding. Borrowings on the revolving credit facility were $10,880,000 at September 30, 2003 and are limited based on eligible borrowing bases, effectively $15,659,000 at September 30, 2003.

       The Company and its material subsidiaries were subject to certain financial and other covenants under the credit facility. At the end of January 2003, the Company's financial performance created a "Triggering Event" which increased the interest rate on the term loan in February through September by 2.5% points, to 14.75%. During the quarter ended September 30, 2003, the Company was in violation of a covenant. Due to the covenant violation, the interest rates on both the term loan and the revolver increased by 3% points, to 8.25% per year on the revolver and 17.25% per year on the term loan. As a result of the covenant violations, the lender could have required the Company to pay all principal and accrued interest at any time. Consequently, the Company has reclassified all of the revolving credit facility and term debt as short-term obligations. At September 30, 2003, the Company was no longer in a "Triggering Event", reducing the interest rate on the term loan to 14.75% effective October 1, 2003.

       The completion of the asset sale as described in Note 6 resulted in the repayment of the term loan and assumption by the buyer of the revolving credit facility.

       Commitments

       The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2006. The future minimum annual lease payments under these non-cancelable operating leases and the amounts assumed by Easy Gardener Products in connection with the asset sale and the amount for which the Company remains responsible are as follows:


                                                    Assumed by              Not assumed
                     Year Ended June 30,             the buyer              by the buyer          Amount
              -------------------------------------------------------------------------------------------------
                     2004                  $           658,000     $             161,000    $         819,000
                     2005                              531,000                    64,000              595,000
                     2006                              185,000                    29,000              214,000
              ------------------------------------------------------------------------------------------------
                                           $         1,374,000     $             254,000    $       1,628,000
              -------------------------------------------------------------------------------------------------

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

       Included below is a discussion of the more critical accounting policies that are affected by the significant judgments and estimates used in the preparation of the financial statements included in this report, how such policies are applied, and how results differing from the estimates and assumptions would affect the amounts presented in the financial statements. Other accounting policies also have a significant effect on the financial statements, and some of these policies also require the use of estimates and assumptions as discussed in the Summary of Accounting Policies in the Company's Consolidated Financial Statements at June 30, 2003 included in its Form 10-K for the year ended June 30, 2003.

        Allowance for Doubtful Accounts Receivable. The Company maintains an allowance for doubtful accounts receivable, which represents the potential estimated losses resulting from the inability of customers to make required payments for amounts owed. The allowance is estimated based on historical experience of write-offs, the level of past due amounts and information known about specific customers with respect to their ability to make payments at the balance sheet date. If the financial condition of the Company's customers were to change, resulting in an impairment or improvement in their ability to make payments, additional allowances may be required or allowances may be reduced.

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

        Goodwill. The Company has consummated eleven acquisitions accounted for using the purchase method. The excess of cost over net assets acquired which relates to the Company's acquisitions has been recorded as goodwill. Goodwill is tested for impairment by comparing the carrying value of the assets of the Company's individual reporting units to their fair value. The fair value of the assets could vary significantly over time and different assumptions and estimates will result in different valuations.

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

        New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation addresses consolidation by business enterprises of variable interest entities. The Interpretation will apply to the Company for the periods ended after December 15, 2003. The Company does not expect the Interpretation to have an effect on the financial statements.

        Inflation

        Inflation has historically not had a material effect on the Company's operations.


        Item 3. Quantitative and Qualitative Disclosures About Market Risk

        As a result of its variable rate revolving credit line, the Company was exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt as of September 30, 2003 that was sensitive to changes in interest rates.

       The Revolving Credit Facility had an interest rate of 8.25%
       for the three month period ended September 30, 2003         $10.9 million

       The Term Loan had an interest rate of 17.25%
       for the three month period ended September 30, 2003         $12.1 million

       As noted above, in connection with the asset sale the Company has no further obligations under the Credit Facility or term loan.

       Item 4.  Controls and Procedures

       As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level to timely alert them of information required to be disclosed by the Company in reports that it files or submit under the Securities Exchange Act of 1934. During the quarter ended September 30, 2003 there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits

        31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 implementing Section 302 of the Sarbanes-Oxley act of 2002.

        31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 implementing Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

        32.2 Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) A report on Form 8-K for the event dated July 31, 2003 was filed during the quarter ended September 30, 2003 pursuant to Item 5 of that form to report an amendment to the Asset Purchase Agreement between the registrant, certain of its material operating subsidiaries and Easy Gardener Products Ltd. In addition, a Form 8-K for the event dated June 26, 2003 was furnished under Item 9 in lieu of
Item 12 to report the issuence of a press release relating to an adjournment of a special meeting of trust preferred securityholders of U.S. Home & Garden Trust I.




                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2003

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