Form 10-Q
period 2003-12-31
US HOME & GARDEN INC
filed 2004-02-17
CIK 879911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


From the transition period from ___________________ to ___________________


Commission File Number  001-14015
                        ---------


                             U.S. HOME & GARDEN INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          77-0262908
           --------                                          ----------
(State or other jurisdiction                                 IRS Employer
of incorporation or organization)                        (Identification No.)


655 Montgomery Street
San Francisco, California                                        94111
-------------------------                                        -----
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

                             Yes___X___   No_______


Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes_______   No___X___


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of February 2, 2004 there were 18,055,862 shares of the issuer's common stock, par value $.001 per share, outstanding.

PART I. -  FINANCIAL INFORMATION

Item 1. -  Consolidated Financial Statements

Consolidated balance sheets as of December 31, 2003 (Unaudited)                       1-2
and June 30, 2003

Consolidated  statements  of  operations  for  the  three  and six  months  ended      3
December 31, 2003 and 2002 (Unaudited)

Consolidated statements of cash flows for the six months                              4-5
ended December 31, 2003 and 2002 (Unaudited)

Notes to consolidated financial statements                                            6-9

Item 2. -  Management's  Discussion  and  Analysis  of  Financial  Condition  and    10-15
Results of Operations

Item 3. -  Quantitative and Qualitative Disclosures About Market Risk                15-16

Item 4. - Controls and Procedures                                                     16

PART II. - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds                                    17

Item 5 - Other Information                                                            17

Item 6 - Exhibits and Reports on Form 8-K                                             17

Signatures                                                                            17

                                        U.S. HOME & GARDEN INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                      DECEMBER 31, 2003  June 30, 2003
                                                      -----------------  -------------
                                                         (UNAUDITED)
ASSETS

CURRENT
    Cash and cash equivalents                             $10,127,000     $   822,000
    Accounts receivable                                        71,000      24,467,000
    Inventories                                                29,000       9,138,000
    Prepaid expenses and other current assets                 113,000         721,000
    Refundable income taxes                                        --         137,000
    Deferred tax asset                                        385,000         385,000
    Current assets of discontinued operations in 2002           1,000          62,000
-------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                       10,726,000      35,732,000

PROPERTY AND EQUIPMENT, NET                                    18,000       4,018,000

INTANGIBLE ASSETS
    Goodwill                                                   75,000      49,878,000
    Deferred financing costs, net of accumulated
        amortization of $807,000                                   --       3,975,000
    Non-compete agreements, net of accumulated
        amortization of $766,000                                   --         744,000
    Package tooling costs, net of accumulated
        amortization of $2,418,000                                 --       1,204,000
    Product rights, patents and trademarks, net of
        accumulated amortization of $205,000                       --         467,000

OFFICER RECEIVABLE                                            462,000         512,000
NOTE RECEIVABLE                                             1,624,000              --
OTHER ASSETS                                                   22,000          29,000
-------------------------------------------------------------------------------------

TOTAL ASSETS                                              $12,927,000     $96,559,000
=====================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. HOME & GARDEN INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                                        (NOTE 3)

--------------------------------------------------------------------------------

                                                                DECEMBER 31, 2003   June 30, 2003
                                                                -----------------   -------------
                                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
    Revolving credit facility                                     $         --      $ 15,085,000
    Accounts payable                                                    18,000         8,954,000
    Accrued rebates                                                         --         1,433,000
    Accrued commissions                                                     --         1,074,000
    Accrued co-op advertising                                               --           774,000
    Accrued expenses                                                    74,000         1,786,000
    Current portion of long-term debt                                       --        12,142,000
    Current liabilities of discontinued operations in 2002              15,000            16,000
------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                              107,000        41,264,000

DEFERRED TAX LIABILITY                                                 239,000           239,000
COMPANY OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING
    SOLELY JUNIOR SUBORDINATED DEBENTURES                                   --        57,092,000
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                      346,000        98,595,000
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, 1,000,000 shares authorized and unissued               --                --
    Common stock, $0.001 par value - shares authorized,
        75,000,000; 21,892,000 and 21,841,000 shares issued             22,000            22,000
    Additional paid-in capital                                      53,020,000        52,470,000
    Retained deficit                                               (27,633,000)      (41,700,000)
------------------------------------------------------------------------------------------------
                                                                    25,409,000        10,792,000


Less: Treasury Stock, 3,890,000 shares at cost                     (12,828,000)      (12,828,000)
------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                12,581,000        (2,036,000)
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 12,927,000      $ 96,559,000
================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. HOME & GARDEN INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                      Three Months Ended                  Six Months Ended
                                                         December 31,                       December 31,
                                                    2003             2002              2003              2002
                                                         Unaudited                             Unaudited
                                               ------------------------------      -------------------------------
NET SALES                                      $  2,994,000      $ 12,351,000      $ 17,511,000      $ 25,502,000
COST OF SALES                                     2,186,000         7,167,000        10,970,000        15,353,000
------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                        808,000         5,184,000         6,541,000        10,149,000
------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Selling and shipping                         1,245,000         3,400,000         5,882,000         7,556,000
     General and administrative                   1,425,000         1,848,000         3,242,000         4,080,000
     Impairment expense                             598,000                --           598,000                --
     Depreciation                                    24,000           183,000            92,000           363,000
     Amortization                                    51,000           226,000           342,000           473,000
------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                          3,343,000         5,657,000        10,156,000        12,472,000
------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                             (2,535,000)         (473,000)       (3,615,000)       (2,323,000)
OTHER EXPENSES
     Refinancing and transaction costs           (1,542,000)       (3,869,000)       (1,701,000)       (4,063,000)
     Interest expense, net                         (590,000)       (1,826,000)       (2,778,000)       (3,660,000)
     Gain on sale of assets (Note 3)             22,279,000                --        22,279,000                --
------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                    17,612,000        (6,168,000)       14,185,000       (10,046,000)
BEFORE INCOME TAX
Income Tax Expense                                  (49,000)         (108,000)          (44,000)         (108,000)
------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                    17,563,000        (6,276,000)       14,141,000       (10,154,000)
DISCONTINUED OPERATIONS IN 2002 -
     Loss from discontinued operations                   --          (215,000)          (74,000)       (1,193,000)
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                              $ 17,563,000      $ (6,491,000)     $ 14,067,000      $(11,347,000)
------------------------------------------------------------------------------------------------------------------
PER SHARE AMOUNTS:
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                         17,985,000        17,879,000        17,968,000        17,806,000
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                       18,351,000        17,879,000        18,299,000        17,806,000
INCOME (LOSS) FROM OPERATIONS PER
     COMMON SHARE - BASIC                      $       0.98      $      (0.35)     $       0.79      $      (0.57)
Discontinued operations in 2002                          --             (0.01)            (0.01)            (0.07)
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE - BASIC     $       0.98      $      (0.36)     $       0.78      $      (0.64)
------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS PER
     COMMON SHARE - DILUTED                    $       0.96      $      (0.35)     $       0.77      $      (0.57)
Discontinued operations in 2002                          --             (0.01)               --             (0.07)
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE - DILUTED   $       0.96      $      (0.36)     $       0.77      $      (0.64)
==================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. HOME & GARDEN INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


Six months ended December 31,                                            2003              2002
----------------------------------------------------------------------------------------------------
                                                                                Unaudited
                                                                     -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) from operations                                $ 14,141,000      $(10,154,000)
    Adjustments to reconcile net income (loss)
    from operations to net cash provided by operating
        activities:
        Depreciation and amortization                                     808,000         1,610,000
        Accrued interest                                                  (24,000)               --
        Write-off of deferred finance costs and discounts               1,551,000         1,928,000
        Trust Preferred payments retained and applied
           against note receivable                                         75,000                --
        Compensation related to stock options                             515,000            60,000
        Stock compensation related to legal fees                           35,000                --
        Goodwill impairment                                               598,000
        Gain on sale of assets (Note 3)                               (22,279,000)               --
        Changes in operating assets and liabilities, net of sale
        of assets:
           Accounts receivable                                         14,583,000        14,188,000
           Inventories                                                    492,000        (2,416,000)
           Prepaid expenses and other current assets                       25,000           (37,000)
           Accounts payable and accrued expenses                       (4,066,000)         (318,000)
---------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               6,454,000         4,861,000
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds received on sale of assets                                 9,894,000                --
    Payment on officer receivable                                          50,000                --
    Payments related to purchase of business                                   --           (17,000)
    Purchase of property and equipment                                    (57,000)         (565,000)
    Purchase of intangibles                                               (38,000)         (208,000)
---------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     9,849,000          (790,000)
===================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        U.S. HOME & GARDEN INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

Six months ended December 31,                               2003              2002
---------------------------------------------------------------------------------------
                                                                  Unaudited
                                                        -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on lines-of-credit                     $ (6,736,000)     $ (4,426,000)
    Payments on long-term debt                               (21,000)       (8,616,000)
    Deferred finance costs                                  (227,000)       (1,863,000)
    Proceeds from long-term debt                                  --        12,020,000
--------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                     (6,984,000)       (2,885,000)
--------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                  9,319,000         1,186,000
Cash used in operations discontinued in 2002                 (14,000)         (286,000)
--------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  9,305,000           900,000

CASH AND CASH EQUIVALENTS, beginning of period               822,000           219,000
--------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                $ 10,127,000      $  1,119,000
--------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
    Cash paid for interest                              $  2,856,000      $  3,599,000
    Cash paid (refund received) for taxes               $     45,000      $   (180,000)
--------------------------------------------------------------------------------------

NON-CASH OPERATING ACTIVITIES
    Buyers assumption of current liabilities            $  9,812,000      $         --
--------------------------------------------------------------------------------------

NON-CASH INVESTING ACTIVITIES
    Issuance of 9% promissory note in conjunction
    with the asset sale describe at Note 3              $  1,600,000      $         --
--------------------------------------------------------------------------------------

NON-CASH FINANCING ACTIVITIES
    Buyers assumption of trust preferred securities     $ 57,167,000      $         --
    Buyers assumption of note payable,
    including accrued interest                          $ 12,121,000      $         --
    Buyers assumption of line-of-credit                 $  8,349,000      $         --
======================================================================================

                     See accompanying notes to consolidated financial statements

                                        U.S. HOME & GARDEN INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1. The accompanying consolidated financial statements at December 31, 2003 and for the three months and six months ended December 31, 2003 and 2002 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the three months and six months ended December 31, 2003 and 2002 are not necessarily indicative of the results of operations for a full year.

2. Refer to the audited consolidated financial statements for the year ended June 30, 2003, for details of accounting policies and detailed notes to the consolidated financial statements.

3. During October 2003, the Company completed the sale of substantially all of the assets of its primary operating subsidiaries. Under the terms of the Asset Purchase Agreement, as amended, relating to the sale, Easy Gardener Products Ltd., a new entity owned by certain members of the former management group of those subsidiaries acquired substantially all of the assets and assumed substantially all of the liabilities of the Company's operating subsidiaries Easy Gardener, Inc. and its subsidiaries, Easy Gardener, UK, Ltd., Weatherly Consumer Products Group, Inc. and Weatherly Consumer Products, Inc., and Ampro Industries, Inc. Easy Gardener Products Ltd. assumed also the existing senior revolving credit facility described below and paid off the existing bank term debt described below at closing. Easy Gardener Products Ltd. also assumed the obligations of US Home & Garden, Inc. to U.S. Home & Garden Trust I , including the obligation to make monthly payments, which allows U.S. Home & Garden Trust I to make distributions to holders of its Trust Preferred Securities.

         After subtracting costs of the transaction, the Company received net proceeds of $11,494,000 based on the following terms: net cash of $9,894,000 paid at closing, and an additional $1,600,000 in the form of a subordinated promissory note delivered at closing. The note matures in 2009 subject to certain prepayments from excess cash flow. Interest on the principal amount outstanding accrues at the rate of 9% per annum and will be capitalized by increasing the principal amount of the note. The note is subordinated to the indebtedness of Easy Gardener Products under its senior credit facility and under its note issued to Central Garden & Pet Company in connection with the transaction. It is senior to the debentures underlying the trust preferred securities issued by the Trust.

         The Company retained the capital stock and assets of the Company's Golden West Agri-Products, Inc. subsidiary, which accounted for less than 1% of the Company's consolidated net sales for each of the last three fiscal years. The Company intends to explore certain business opportunities to supplement or replace the operations of Golden West.

         The asset sale resulted in the elimination of the Company's historical lawn and garden operations with a corresponding elimination in substantially all of the Company's operating revenue and related expenses. The Company's only operations currently consist of those of Golden West and corporate administrative expenses. As a result, the historical operations reported through December 31, 2003 are not indicative of the Company's future operating results since they include the historical lawn and garden operating results through the date of the consummation of the asset sale.

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

                                        U.S. HOME & GARDEN INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


4. All shipping and handling expenses are included in the selling and shipping caption and totaled approximately $384,000 and $1,061,000 for the three months ended December 31, 2003 and 2002, respectively and $2,074,000 and $2,433,000 for the six months ended December 31, 2003 and 2002, respectively.

5. The Company entered into a senior credit facility dated October 30, 2002 for the Company and its material subsidiaries. Wells Fargo Foothill, which was the administrative agent for the facility, was also the revolving credit lender, and Ableco Finance LLC was providing a term loan. The total amount of the credit facility was $35 million, of which $23 million was a revolving credit facility and $12 million was a term loan. The credit facility would have matured October 30, 2005. Interest on the revolving credit facility was at variable annual interest rates based on the prime rate or LIBOR plus applicable marginal rates. Interest on the term loan was at variable annual interest rates based on the prime rate with a minimum rate of 11.75%. The balance of the term loan at October 31, 2003 including payment in kind interest, was $12,121,000 and was paid off in conjunction with the asset sale. Borrowings on the revolving credit facility were $8,349,000 at October 31, 2003 and were assumed by Easy Gardener Products Ltd. in conjunction with the asset sale.

         The Company and its material subsidiaries were subject to certain financial and other covenants under its credit facility. At the end of January 2003, the Company's financial performance created a "Triggering Event" which increased the interest rate on the term loan in February through October by 2.5% points, to 14.75%. During the quarter ended September 30, 2003, the Company was in violation of a covenant. Due to the covenant violation, the interest rates on both the term loan and the revolver increased by 3% points, to 8.25% per year on the revolver and 17.25% per year on the term loan. At September 30, 2003, the Company was no longer in a "Triggering Event", reducing the interest rate on the term loan to 14.75% effective October 1, 2003, through October 31, 2003, at which time the outstanding balances were assumed or paid by Easy Gardener Products Ltd. See Note 3.

6. In June 2002, the Company announced that is was discontinuing the operations conducted through its subsidiary Weed Wizard Acquisition Corp. ("Weed Wizard") effective September 30, 2002.

         Revenues  for Weed  Wizard for the three  months  and six months  ended
         December 31, 2003 and 2002 were not material. The Company had a net loss from discontinued operations of Weed Wizard of $24,000 and $215,000 for the three months ended December 31, 2003 and 2002, respectively and $98,000 and $1,193,000 for the six months ended December 31, 2003 and 2002, respectively. There were no assets or liabilities of discontinued Weed Wizard operations reported in the consolidated balance sheets.

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

                                        U.S. HOME & GARDEN INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


        ------------------------------------------------------------------------
                                    December 31, 2003          June 30, 2003
        ------------------------------------------------------------------------
        Current Assets:
        Cash and cash equivalents       $ 1,000                     $62,000
        Current Liabilities:
        Accrued expenses                $15,000                     $16,000


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

7. The Company's previous business combinations were accounted for using the purchase method. As a result of such combinations, the Company had recognized goodwill in the amount of $673,000, net of accumulated amortization, at December 31, 2003 related to the Golden West subsidiary. During the quarter ended December 31, 2003, the company recorded an impairment charge totaling $598,000 related to Golden West. Goodwill related to Easy Gardener, Inc. and its subsidiaries and Ampro Industries, Inc. totaling $49,205,000 was eliminated in conjunction with the asset sale described in Note 3.

8. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director stock option plans. Under all the Company's option plans, the exercise price of the options equals or exceeds the market price of the underlying stock on the date of the grant and therefore, no compensation cost is recognized.

         SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation costs for the Company's employee and director stock options and warrants had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option and warrant at the grant date by using a Black-Scholes pricing model with the following weighted-average assumptions used for grants in fiscal 2004: no dividend yield, expected volatility of approximately 103%, risk-free interest rate of 4.0%, and expected lives of ten years.

         During the quarter ended December 31, 2003, the Company repriced approximately 3,975,000 options and warrants and granted 350,000 options at $0.63 per share. The Company recorded compensation expense totaling $455,000 related to the repricing of options and warrants to non-employees during the quarter ended December 31, 2003. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                        U.S. HOME & GARDEN INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                            Three Months Ended                     Six Months Ended
                                               December 31,                           December 31,
                                          2003               2002                2003             2002
                                   ===========================================================================
Net income (loss), as reported     $   17,563,000      $   (6,491,000)    $   14,067,000      $  (11,347,000)

Deduct:
Total stock-based
employee compensation expense
determined under fair value
based method for all awards            (1,455,000)                 --         (1,455,000)                 --
                                   ---------------------------------------------------------------------------
Pro forma net income (loss)        $   16,108,000      $   (6,491,000)    $   12,612,000      $  (11,347,000)
                                   ===========================================================================

Earnings (loss) per share -
     Basic
     AS REPORTED                   $         0.98      $        (0.36)    $         0.78      $        (0.64)
     PRO FORMA                     $         0.90      $           --     $         0.70      $           --
Earnings (loss) per share -
     Diluted
     AS REPORTED                   $         0.96      $        (0.36)    $         0.77      $        (0.64)
     PRO FORMA                     $         0.88      $           --     $         0.69      $           --

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

These risks and uncertainties include, but are not limited to, those relating to the risks of a company with limited operations that is seeking to supplement or replace its remaining business operations. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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


In addition, Easy Gardener Products assumed substantially all of the Company's selling subsidiaries' liabilities as well as the Company's obligations relating to the Trust. These liabilities comprised approximately 99% of the Company's consolidated liabilities at the time of the sale.

Easy Gardener Products, Ltd. paid the Company a total purchase price of $18,772,500, less certain expenses related to the transaction for the assets it acquired resulting in the Company's receipt of net proceeds of approximately $11,494,000. Of this amount, $9,894,000 was paid in cash at the closing and $1,600,000 was paid in the form of a subordinated promissory note. The note matures in 2009 subject to certain prepayments from excess cash flow. Interest on the principal amount outstanding from time to time will accrue at the rate of 9% per annum and will be capitalized by increasing the principal amount of the note. The note is subordinated to the indebtedness of Easy Gardener Products under its senior credit facility and under its note issued to Central Garden & Pet Company in connection with the transaction. It is senior to the debentures underlying the trust preferred securities issued by the Trust.

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

The asset sale resulted in the elimination of the Company's historical lawn and garden operations with a corresponding elimination in substantially all of the Company's operating revenue and related expenses. The Company's only operations currently consist of those of Golden West and corporate administrative expenses. Therefore, except as otherwise specifically set forth below, the results of operations of the historical business set forth below and elsewhere in this report do not reflect the effects on the Company's operations which resulted from the consummation of the asset sale.

The taxable gain generated as a result of the asset sale described above will be offset by the utilization of net operating loss carry forwards.


GENERAL

Prior to the consummation of the asset sale described above, the Company manufactured and marketed a broad range of brand-name consumer lawn and garden products through its wholly owned subsidiaries, Ampro, Easy Gardener, and Golden West and Easy Gardener's wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. and Weed Wizard. In June 2002, the Company announced the discontinuation of the Weed Wizard operations effective September 30, 2002. As a result of prior acquisitions the Company recognized a significant amount of goodwill, which, in the aggregate, was approximately $49,878,000, net of accumulated amortization, at June 30, 2003. Goodwill related to Easy Gardener, Inc. and its subsidiaries and Ampro Industries Inc. totaling approximately $49,205,000 was eliminated in conjunction with the asset sale.

HISTORICAL RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                              Three Months Ended     Six Months Ended
                                                 December 31,          December 31,
                                               2003       2002       2003      2002
                                              ------------------    ------------------
Net sales                                     100.0%     100.0%     100.0%     100.0%
Cost of sales                                  73.0       58.0       62.6       60.2
                                              ------------------    ------------------
Gross profit                                   27.0       42.0       37.4       39.8
Selling and shipping expenses                  41.6       27.5       33.6       29.6
General and administrative expenses            47.6       15.0       18.5       16.0
Impairment expense                             20.0         --        3.4         --
Depreciation and amortization                   2.5        3.3        2.5        3.3
                                              ------------------    ------------------
Loss from operations                          (84.7)      (3.8)     (20.6)      (9.1)
Refinancing and transaction costs             (51.5)     (31.3)      (9.7)     (15.9)
Interest expense, net                         (19.7)     (14.8)     (15.9)     (14.4)
Gain on sale                                  744.1         --      127.2         --
                                              ------------------    ------------------
Income (loss) from operations before tax      588.2      (49.9)      81.0      (39.4)
Income tax expense                             (1.6)      (0.9)      (0.2)      (0.4)
                                              ------------------    ------------------
Income (loss) from operations                 586.6      (50.8)      80.8      (39.8)
Loss from discontinued operations in 2002        --       (1.8)      (0.4)      (4.7)
                                              ------------------    ------------------
Net income (loss)                             586.6%     (52.6%)     80.4%     (44.5%)
                                              ------------------    ------------------

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002

As discussed in the Recent Developments section, substantially all assets of the Company's primary operating subsidiaries which accounted for substantially all of the operations of the Company were sold during the quarter ended December 31, 2003. As a result, operating results for the quarter ended December 31, 2003 reflect only one month's operations of Easy Gardener and its subsidiaries and Ampro. In conjunction with the asset sale, the Company recorded a gain on sale of $22,279,000. Following the asset sale, the Company has no ongoing rights to any benefits derived from the operations of Easy Gardener, Inc. and its subsidiaries or Ampro Industries, Inc. The operations of these entities and the gain on sale recorded during the quarter ended December 31, 2003 are not indicative of the Company's operating results going forward.

The Company's management is currently evaluating certain acquisition opportunities in which to invest the proceeds received in the asset sale. While evaluating acquisition opportunities, the Company's operations (consisting of corporate administrative expenses and operations of Golden West) will be funded by interest income as well as cash contributions from Golden West. See "Liquidity and Capital Resources" .

SEASONALITY

Prior to the asset sale described above, the Company's sales of lawn and garden products were seasonal due to the nature of the lawn and garden business, in parallel with the annual growing season. The Company's sales and shipping were most active from late March through May when home lawn and garden customers were purchasing supplies for spring planting and retail stores are increasing their inventory of lawn and garden products. Sales typically declined in mid-summer.

Sales of the Company's agricultural products, which were not material during the three months and six months ended December 31, 2003, are also seasonal. Most shipments occur during the agricultural cultivation period from March through October.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had consolidated cash and cash equivalents totaling $10,127,000 and working capital of $10,619,000. At June 30, 2003, the Company had consolidated cash and cash equivalents totaling $822,000 and a working capital deficit of $5,532,000. The increase in cash and cash equivalents is due to the proceeds received in the asset sale described above. The increase in working capital is due to cash proceeds received in the sale as well as the payment/assumption of all outstanding bank debt (classified as short-term at June 30, 2003) by Easy Gardener Products Ltd. pursuant to the asset purchase agreement.

Net cash provided by operating activities for the six months ended December 31, 2003 of $6.0 million consists primarily of a decrease in accounts receivable of $14.6 million and a decrease in inventories and prepaid expenses of $.5 million. This was partially offset by the decrease related to the cash effect of net income from operations of $4.9 million and the decrease in accounts payable and accrued expenses of $4.2 million. The decrease in accounts receivable is consistent with the seasonal nature of the Company's historical operations.

Net cash provided by investing activities for the six months ended December 31, 2003 of $10.1 million consists primarily of proceeds received in conjunction with the asset sale completed in October 2003.

Net cash used in financing activities of $6.8 million is primarily due to payments made on the Company's line of credit with cash provided by operating activities, prior to the asset sale.

In conjunction with the asset sale described above, substantially all assets were sold to Easy Gardener Products. In addition, Easy Gardener Products paid the Company's obligations under the Company's then existing term loan and assumed all borrowings outstanding under the revolving credit facility as of the closing and the company was discharged from any future obligations under the facility. Easy Gardener Products also assumed the Company's obligations under the Trust-related documents and the Company was discharged from any further obligations under the Trust-related documents.

The Company's management is currently evaluating certain acquisition opportunities in which to invest the proceeds received in the asset sale. While evaluating acquisition opportunities, the Company's operations consist of corporate administrative expenses and operations of Golden West. Corporate administrative expense are expected to approximate $80,000 per month and consist primarily of officers and administrative salaries, rent, insurance, and travel expenses associated with the activities to find an acquisition candidate. Management's intention is to partially fund these expenses with interest income received on the proceeds received in the asset sale as well as cash contributions from Golden West. Interest income is not intended or expected to be sufficient to cover administrative expenses on a monthly basis.


COMMITMENTS

The Company leases office space, computer equipment, and an automobile under operating leases expiring through 2007. The future minimum annual lease payments under these non-cancelable operating leases are as follows:


              Year Ended June 30,                             Amount
       --------------------------------------------------------------
              2004                                     $     119,000
              2005                                            22,000
              2006                                            22,000
              2007                                            17,000
       --------------------------------------------------------------
                                                       $     180,000
       --------------------------------------------------------------


In addition, during fiscal 2004, the company paid lease obligations totaling approximately $225,000 related to Easy Gardener, Inc. and its subsidiaries and Ampro Industries, Inc.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the adoption and implementation of accounting policies and the use of assumptions and estimates in their presentation. The accounting policies and uncertainties, judgments and estimates make it likely that materially different amounts would be reported under different conditions and different assumptions.

Included below is a discussion of the more critical accounting policies that are affected by the significant judgments and estimates used in the preparation of the financial statements included in this report, how such policies are applied, and how results differing from the estimates and assumptions would affect the amounts presented in the financial statements. Most of these policies related to the Company's historical lawn and garden operations and certain of the policies, may not necessarily apply to, or have the same impact on, the Company's current or future operations. Other accounting policies also have a significant effect on the financial statements, and some of these policies also require the use of estimates and assumptions as discussed in the Summary of Accounting Policies in the Company's Consolidated Financial Statements at June 30, 2003 included in its Form 10-K for the year ended June 30, 2003.

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

      Goodwill. The Company has consummated eleven acquisitions accounted for using the purchase method. The excess of cost over net assets acquired, which relates to the Company's acquisitions has been recorded as goodwill. Goodwill is tested for impairment by comparing the carrying value of the assets of the Company's individual reporting units to their fair value. The fair value of the assets could vary significantly over time and different assumptions and estimates will result in different valuations. As noted above, substantially all of the goodwill existing at the time of the asset sale was eliminated in connection with the sale.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation addresses consolidation by business enterprises of variable interest entities. The Interpretation will apply to the Company for the periods ended after March 15, 2004. The Company does not expect the Interpretation to have an effect on the financial statements.

INFLATION

Inflation  has   historically  not  had  a  material  effect  on  the  Company's operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its variable rate revolving credit line, the Company was exposed to the risk of rising interest rates. The following table provides information on the Company's fixed maturity debt during the period ended March 15, 2004 that was sensitive to changes in interest rates through October 2003 until assumed or paid by the buyer.

The Revolving Credit Facility had an interest rate of
8.25% during the six-month period ended
December 31, 2003 until assumed by the buyer                       $10.9 million

The Term Loan had an interest rate ranging from 14.25% to
17.25% during the six month period ended December 31, 2003,
until paid by the buyer                                            $12.1 million


As noted above, in connection with the asset sale the Company has no further obligations under the Credit Facility or term loan.


ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer, who also is the Company's principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the principal executive/financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

During the quarter ended December 31, 2003 there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds. During the quarter ended December 31, 2003 the Company granted options to purchase 350,000 shares of its common stock at $0.63 per share to a non-employee director in a transaction exempt from registration under Sections 4(2) or 2(a)(3) of the Securities Act of 1933. These options currently expire on November 30, 2013.

         Item 5. Other Information

         During the quarter ended December 31, 2003 the Company changed the exercise price of options and warrants to purchase an aggregate of 3,975,293 shares of its common stock to $0.63 per share. These options and warrants currently expire on November 30, 2013.

         Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

            31 Certification of Chief Executive Officer, President and Treasurer (Principal Financial Officer) pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 implementing Section 302 of the Sarbanes-Oxley act of 2002.

            32. Certification of the Chief Executive Officer, President and Treasurer (Principal Financial Officer) pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         (b) A report on Form 8-K for the event dated October 29, 2003 was filed during the quarter ended December 31, 2003 pursuant to Item 5 of that form to report the consummation of the asset sale pursuant to the Asset Purchase Agreement between the registrant, certain of its material operating subsidiaries and Easy Gardener Products Ltd.


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 17, 2004

                                     U.S. Home & Garden Inc.
                                           (Registrant)

                                     By: /s/ Robert Kassel
                                         ------------------------------------
                                         President, Chief Executive Officer,
                                         and Treasurer
                                         (Principal Financial Officer)