Form 10-Q
period 2004-03-31
IONATRON, INC.
filed 2004-05-17
CIK 879911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March, 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FROM THE TRANSITION PERIOD FROM ___________________ TO ___________________

Commission File Number  001-14015

                                 Ionatron, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            77-0262908
---------------------------------                           --------------------
  (State or other jurisdiction                                  IRS Employer
of incorporation or organization)                           (Identification No.)

3950 East Columbia                                                  85714
Tucson, AZ                                                       ----------
-------------------------------                                  (Zip Code)
(Address of Principal Executive Offices)

                                 (520) 628 7415
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           U.S. Home & Garden Inc., fiscal year changed to December 31
--------------------------------------------------------------------------------
   (former name, former address and former fiscal year, if changed since last report)

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X_   No ____

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act

                                Yes ____  No _X_

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 15, 2004 there were 69,390,208 shares of the issuer's common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL  INFORMATION

Item 1 -  Consolidated Financial Statements (unaudited)

            Consolidated balance sheets as of March 31, 2004 and
            December 31, 2003                                                  3

            Consolidated statements of operations for the three months
            ended March 31, 2004 and 2003                                      4

            Consolidated statements of cash flows for the three months
            ended March 31, 2004 and 2003                                      5

            Consolidated Statement of Stockholders' Equity for the three
            months ended March 31, 2004                                        6

            Notes to consolidated financial statements                         7

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         15

Item 3      Quantitative and Qualitative Disclosures About Market Risk        20

Item 4      Controls and Procedures                                           21

PART II - OTHER INFORMATION

Item 2      Changes in Securities and Use of Proceeds                         22

Item 6      Exhibits and Reports on Form 8-K

            (a)   Exhibits                                                    22
            (b)   Reports on Form 8-K                                         22

                                                                              23
SIGNATURES

                                 IONATRON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,       December 31,
                                                                     2004              2003
                                                                 ------------      ------------
                                                                 (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                    $  8,488,739      $    103,392
    Accounts receivable                                                85,340            73,027
    Receivables from shareholder                                        2,713           107,482
    Inventory                                                         352,633            21,000
    Costs in excess of billings                                        83,003            31,427
    Prepaid expenses                                                   83,555            47,905
                                                                 ------------      ------------

Total current assets                                                9,095,983           384,233
                                                                 ------------      ------------

Property and equipment, net                                         1,058,529         1,141,887
                                                                 ------------      ------------

Total assets                                                     $ 10,154,512      $  1,526,120
                                                                 ------------      ------------

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Note payable to shareholder                                 $  2,800,000      $  4,300,000
     Accounts payable                                                 675,073           330,696
     Accrued expenses                                                 159,180           365,208
                                                                 ------------      ------------

Total liabilities                                                   3,634,253         4,995,904
                                                                 ------------      ------------

Commitments and contingencies                                              --                --

Stockholders' equity (deficit):
    Preferred stock, 1,000,000 shares authorized and unissued
    Common stock, $.001 par value, 100,000,000 shares
        authorized; 67,798,339 shares issued and outstanding
        at March 31, 2004 and 48,452,249 shares issued and
        outstanding at December 31, 2003                               67,798            48,452
    Additional paid-in capital                                      7,368,355           471,548
    Accumulated deficit                                              (915,894)       (3,989,784)
                                                                 ------------      ------------

Total stockholders' equity (deficit)                                6,520,259        (3,469,784)
                                                                 ------------      ------------

Total liabilities and stockholders' equity (deficit)             $ 10,154,512      $  1,526,120
                                                                 ============      ============

         See accompanying notes to the consolidated financial statements

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       March 31, 2004    March 31, 2003
                                                       --------------    --------------

Revenue                                                  $ 272,442         $      --

Costs of revenue                                           255,000                --
                                                         ---------         ---------
Gross profit                                                17,442                --


Operating expenses:
    General and administrative                             565,549           469,852
    Selling and marketing                                  112,506            67,723
    Research and development                               180,765           421,475
                                                         ---------         ---------

Total operating expenses                                   858,820           959,050
                                                         ---------         ---------

Operating loss                                            (841,378)         (959,050)

Interest expense                                            74,516            33,811
                                                         ---------         ---------

Net loss                                                 $(915,894)        $(992,861)
                                                         =========         =========


Per Share Amounts:

Weighted average common shares outstanding-basic and
     diluted                                            51,215,979        48,452,249

Net loss per common share - basic and diluted                $(.02)            $(.02)

         See accompanying notes to the consolidated financial statements

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months       Three Months
                                                                     Ended              Ended
                                                                 March 31, 2004     March 31, 2003
                                                                 --------------     --------------
Cash flows from operating activities
    Net loss                                                     $  (915,894)       $  (992,861)
    Adjustments to reconcile net loss to net cash and cash
    equivalents  (used in) provided by operating activities:
       Depreciation and amortization                                 157,478            158,609
       Changes in assets and liabilities:
           Accounts receivable                                       (12,313)                --
           Inventory                                                (331,633)                --
           Costs in excess of billings                               (51,576)                --
           Prepaid expenses                                          (35,650)            (3,459)
           Accounts payable                                          344,377             55,455
           Accrued expenses                                         (206,028)           139,210
                                                                 -----------        -----------
       Total adjustments                                            (135,345)           349,815
                                                                 -----------        -----------
              Net cash used in operating activities               (1,051,239)          (643,046)
                                                                 -----------        -----------
Cash flows from investing activities:
       Purchase of equipment                                         (74,120)          (522,185)
       Receivables from shareholder                                  104,769                 --
                                                                 -----------        -----------
              Net cash used in investing activities                   30,649           (522,185)
                                                                 -----------        -----------
Cash flows from financing activities:
       Proceeds from note payable to shareholder                   1,000,000          1,100,000
       Repayment of note payable                                    (500,000)                --
       Cash acquired from reverse merger                           8,905,937                 --
                                                                 -----------        -----------
              Net cash provided by financing activities            9,405,937          1,100,000
                                                                 -----------        -----------
Net increase in cash and cash equivalents                          8,385,347            (65,231)
Cash, beginning of period                                            103,392             97,206
                                                                 -----------        -----------
Cash and cash equivalents, end of period                         $ 8,488,739        $    31,975
                                                                 ===========        ===========
Supplemental statement of cash flow information:
       Cash paid during the year for interest                    $       633        $        --
                                                                 ===========        ===========

Noncash investing and financing activities ( Note 11)

         See accompanying notes to the consolidated financial statements

                                  IONATRON, INC
             CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                        THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)

                                                      COMMON STOCK
                                                -------------------------         PAID-IN
                                                  SHARES          AMOUNT          CAPITAL         DEFICIT         TOTAL
                                                ----------        -------        ----------     -----------    ----------
Amounts at January 1, 2004                      48,452,249        $ 48452          $471,548     $(3,989,784)   $(3,469,784)
Transfer of deficit on termination of                                            (3,989,784)      3,989,784
    Subchapter S election
Contribution of note payable to                                                   2,000,000                      2,000,000
    stockholders' equity
Issuance of common stock in merger              19,346,090         19,346         8,886,591                      8,905,937
Net loss for the period                                                                            (915,894)      (915,894)
                                                ----------        -------        ----------     -----------    -----------
Amounts at March 31, 2004                       67,798,339        $67,798        $7,368,355     $  (915,894)   $ 6,520,259
                                                ==========        =======        ==========     ===========    ===========


         See accompanying notes to the consolidated financial statements

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.       BASIS OF FINANCIAL PRESENTATION

         The consolidated financial statements include the accounts of Ionatron, Inc. and its wholly-owned subsidiary, Ionatron Technologies, Inc. (collectively, "Company," "Ionatron," "we," "our" and "us"). All intercompany balances and transactions have been eliminated.

         The consolidated financial statements and related notes thereto as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2003 was derived from the audited financial statements. The interim results are not necessarily indicative of the results for any future periods.

MERGER AND RECAPITALIZATION

         On March 18, 2004, a subsidiary of U. S. Home & Garden Inc. (USHG), a non-operating, publicly traded company merged into Ionatron, Inc. (the "Merger"). Following the Merger, USHG shareholders held 33.89 % and Ionatron shareholders held 66.11% of USHG common stock on a fully diluted basis. The combination has been accounted for as a recapitalization of Ionatron, Inc., effective from our inception on June 3, 2002 and the issuance of 19,346,090 common shares and 5,429,009 options and warrants to the USHG shareholders on the date of merger in exchange for the cash. We also acquired in the Merger a $1.6 million principal amount subordinated promissory note from a highly leveraged entity. This note matures in 2009 and accrues interest on a compound basis at the rate of 9% per annum until maturity. We recorded a 100% valuation allowance for this note due to the uncertainty of collectibility.

          The consolidated financial statements reflect the historical results of Ionatron, Inc., prior to March 18, 2004 and the consolidated results of operations of the Company since March 18, 2004. All outstanding shares of Ionatron common stock were converted to 48,452,249 shares of USHG common stock. On April 29, 2004, our shareholders approved the change of our corporate name to Ionatron, Inc., an increase of our authorized common stock to 100,000,000 shares, and the classification of the Board of Directors into three classes. We also changed of our fiscal year end from June 30 to December 31. The common stock and per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the recapitalization.

NATURE OF BUSINESS AND SUMMARY OF OPERATIONS

         Ionatron was formed on June 3, 2002 to develop and market Directed Energy Weapon technology products initially for sale to the U.S. Government. The goal of the Company is to produce products that incorporate our technology initially for specific U.S. Government customer applications and platforms. Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based directed energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future. During 2003 and 2002, the Company engaged in research and development and business development activities. Ionatron has demonstrated its laser guided man-made lightning directed energy technology in the laboratory and now has government contracts for effects testing, compact laser source development and the delivery of a system on a mobile platform for field demonstration and testing.

RISKS AND UNCERTAINTIES

         Future results of operations of Ionatron involve a number of known and unknown risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

         - Failure or difficulties in managing our operations, including attracting and retaining qualified personnel;

         - Failure or inability to attain profit levels necessary to sustain our business

         -        Interruption  or  failure  of,  or  failure  to  manage,   our
                  technology and information systems;

         - Changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to procurement regulations, enforcement and pricing;

         -        Availability  of  budgetary   allocations   for   governmental
                  agencies to purchase our products;

         -        Inability to adapt to technological change;

         -        Inability  to   successfully   manufacture  and  assemble  our
                  products;

         - Competition from defense contractors with greater financial and manufacturing resources;

         -        Dependence upon sales to the U.S. government;

         - Sales agreements with the U.S. government typically provide for termination at any time and may contain unfavorable terms;

         - Dependence on qualified subcontractors for parts of our research and development activities;

         -        Inability   to  raise   sufficient   financing   for  expanded
                  manufacturing and assembly activity;

         -        Failure to successfully field test our weapon products;

         -        Inability to collect amounts due to us from our customers; and

         -        Our failure to provide adequate customer service.

         Negative developments in these areas could have a material effect on our business, financial condition and results of operations.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

         Revenues under long-term U.S. Government contracts are recorded under the percentage of completion method. Revenues under cost plus fixed fee contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, and subcontractor costs and overhead. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

         Revenues for other products and services are recognized when such products and services are delivered and, in connection with certain sales to government agencies, when the products and services are accepted, which is normally negotiated as part of the initial contract.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of accounts receivable, accounts payable, accrued expenses and related party debt approximate fair value due to the short maturity of these instruments.

CONCENTRATIONS OF CREDIT RISK

         We maintain cash balances at a major bank and at times, balances exceed FDIC limits. We generally do not have a significant concentration of credit risk on accounts receivable from the U.S. Government.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We do not generally provide an allowance for receivables from the U.S. Government. Allowances for doubtful accounts will be maintained for estimated losses resulting from the failure of other customers to make required payments on their accounts.

PROPERTY AND EQUIPMENT AND DEPRECIATION

         Property and equipment are recorded at historical cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets from 3 to 10 years. Leasehold improvements are depreciated over the life of the related lease or asset, if shorter. Amortization of assets acquired under capital leases is included in depreciation and amortization expense.

         Significant improvements extending the useful life of property are capitalized. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the consolidated statement of operations. Repair and maintenance costs are expensed as incurred.

COMPUTER SOFTWARE DEVELOPMENT COSTS

         Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and are capitalized, including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred. Amortization is provided on a straight-line basis over the shorter of 3 years or the estimated useful life of the software.

VALUATION OF LONG-LIVED ASSETS

         We review long-lived assets and certain identifiable intangibles for possible impairment whenever events or changes in circumstances (rapid pace of technology) indicate that the carrying amount of any asset may not be recoverable. We assess the recoverability of long-lived assets and certain identifiable intangibles by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Factors we consider important that could trigger an impairment review include the following:

         o        Significant   underperformance   relative  to   historical  or
                  projected future operating results,

         o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

         o        Significant negative industry or economic trends; and

         o Significant decline in our stock price for a sustained period and market capitalization relative to net book value.

INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

         We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. We record a valuation allowance to reduce our deferred tax assets and review the amount of such allowance annually. When we determine certain deferred tax assets are more likely than not to be utilized, we will reduce our valuation allowance accordingly.

         Prior to January 1, 2004, we elected to be taxed as a Subchapter S-corporation with the individual shareholders reporting their respective share of our losses on their income tax return. Accordingly, we have no deferred tax assets or liabilities arising in prior periods.

         We have provided a valuation allowance for the deferred tax assets related to the $6.7 million operating and $7.8 million capital loss carryovers of USHG. The operating losses are available for deduction from our taxable income at a rate of $2.8 million per year. The tax benefits related to deduction of the USHG losses will be added to paid-in capital.

RESEARCH AND DEVELOPMENT EXPENSES

         We expense our research and development costs as incurred.

NET LOSS PER SHARE

         Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of common shares issuable upon exercise of stock options and warrants when such effect is not anti-dilutive.

STOCK-BASED COMPENSATION

         We account for our stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." For purposes of pro forma disclosures under SFAS 123, pro-forma compensation expense measured at date of grant for options granted near the end of the first quarter is assumed to be amortized for pro-forma disclosure purposes over the two - four year vesting periods of the options. As a result of the grant date at the end of the first quarter, there was no pro-forma compensation expense for the first quarter.

         Pro-forma compensation is based on the fair value of the options granted which has been estimated at the various dates of the grants using the Black-Scholes option-pricing model with the following assumptions:

         - Fair market value of the underlying common stock based on our closing common stock price on the date the option is granted;

         - Risk-free interest rate based on the weighted averaged 5-year U.S. Treasury note strip rates;

         - Volatility has been based on comparable companies considered as we do not have sufficient trading history for our common stock; and

         - No expected dividend yield based on future dividend payment plans.

COMPREHENSIVE INCOME

         We have no items of comprehensive income or expense. Accordingly, our comprehensive income (loss) and net income (loss) are equal for all periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

         There are no new accounting pronouncements that affect our consolidated financial statements. However recent proposals by the Financial Accounting Standards Board relating to stock based compensation would, if adopted, require us to use the fair value method of accounting (as described above) for our stock options issued in the future.

2.       ACCOUNTS RECEIVABLE

         Accounts receivable included $23,292 at March 31, 2004 and $30,948 at December 31, 2003 of recoverable costs for progress completed but not yet billed.

3.       INVENTORIES

         Inventories, primarily consisting of labor, overhead and materials pertaining to long-term contracts, are carried at cost. At March 31, 2004, inventory was comprised only of materials.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                          March 31, 2004     December 31, 2003
                                          --------------     -----------------

Furniture and leasehold improvements        $    31,539         $    16,559
Equipment and software                        2,059,757           2,000,617
                                            -----------         -----------
                                              2,091,296           2,017,176

Less accumulated depreciation                (1,032,767)           (875,289)
                                            -----------         -----------

Net property and equipment                  $ 1,058,529         $ 1,141,887
                                            ===========         ===========

5.       NOTE PAYABLE TO SHAREHOLDER

         Our Chairman, a significant shareholder, has provided funds from the inception of the Company under a revolving credit arrangement. The maximum amount borrowed was $5.3 million. After pay down of $500,000 and contribution of $2 million of the revolving credit into equity in the first quarter of 2004, the remainder of $2.8 million was incorporated into a new $3 million revolving credit arrangement with same terms of the original revolving credit agreement. The note payable to shareholder bears interest at a variable annual rate equal to the prime rate plus two percent (2%), is due upon demand subject to Board approval, and is collateralized by the assets of our subsidiary, Ionatron Technologies, Inc. $2.8 million and $4.3 million were outstanding under the revolving credit arrangements at March 31, 2004 and December 31, 2003, respectively.

6.       STOCKHOLDERS' EQUITY

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

         COMMON STOCK

         On April 29, 2004, our shareholders approved the increase in our authorized common stock to 100,000,000 shares. We have given retroactive effect to this increase in the accompanying balance sheet.

         We have a Rights Agreement commonly known as a "poison pill", which provides that in the event an individual or entity becomes a beneficial holder of 12% or more of the shares of our capital stock, without the approval of the Board of Directors, other stockholders of the Company shall have the right to purchase shares of our (or in some cases, the acquiror's) common stock from the Company at 50% of its then market value. In connection with the Merger, the acquisition of greater than 12% of our capital stock by each of our Chairman and Chief Executive Officer was approved by the Board of Directors.

         STOCK WARRANT AND DEVELOPMENT AGREEMENT

         In October 2003, we entered a Development Agreement with a third party whereby the Company issued a warrant, which expires October 2008, to purchase 1,028,076 common shares at $0. Substantially all of the non-financial terms of the development agreement including the identity of the third party are classified by the U.S. Government. The Development Agreement provides the third party with ownership rights to intellectual property developed on behalf of the third party and certain license rights in exchange for the payment of $2,400,000. In addition, the Development Agreement provides for reimbursement of up to one third of our actual labor, material and external consulting costs expended under the Development Agreement. The initial $500,000 payment under the agreement was considered as payment for the warrant and was recorded as additional paid-in-capital. 1,028,076 shares of common stock issued in the Merger are being held in escrow pending issuance under the warrant. The third party and our management met on April 29, 2004 and both parties intend to enter a modified joint development agreement for the remaining $1.9 million payment due under the original agreement.

         STOCK OPTIONS AND WARRANTS

         At March 31, 2004 there were options to purchase 6.6 million shares of common stock outstanding. Options and warrants issued by USHG covering approximately 5.5 million shares of common stock exercisable, at exercise prices ranging from $.25 to $.63, until 2013 were outstanding at the date of the merger. Subsequent to the Merger we issued options covering 1.1 million shares of common stock at exercise prices ranging from $2.85 to $3.35 and expiration dates extending into 2009. Of the total, options to purchase 300,000 shares were granted to consultants for services provided in connection with the Merger. The remainder, which vest over two year to four year periods, were granted to directors and employees We may issue up to 3,000,000 shares of common stock at terms and conditions approved by the Board at dates of issuances under the qualified stock option plan approved by our stockholders on April 29, 2004.

7.       SIGNIFICANT CUSTOMERS

         Our principal customer is the U. S. Government.

8.       RETIREMENT PLANS

         We established a 401(k) plan for the benefit of our employees. We may make discretionary contributions to the plan. In the first quarter of 2004 and fiscal years 2003 and 2002, the Company did not contribute to the 401(k) plan.

9.       COMMITMENTS AND CONTINGENCIES

LEASES

         We lease office, manufacturing and storage space at an annual rental of $330,000 under a non-cancelable operating lease agreement from a company owned by our Chairman. The lease expires in November 2012, contains renewal options and an escalation provision at the end of five years that increases our annual rent by $49,500. We are also responsible for certain property related costs, including insurance, utilities and property taxes. Rent expense for 2003 and 2002 was approximately $90,000 for each quarter. Future annual minimum lease payments under these leases are:

Years ending December 31,                                      Amount
-------------------------                                    ----------
2004                                                         $  247,500
2005                                                            330,000
2006                                                            330,000
2007                                                            352,000
2008                                                            379,500
Thereafter                                                    1,454,750
                                                             ----------
Total                                                        $3,093,750
                                                             ==========

GUARANTEES

         We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a directors and officer liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of March 31, 2004.

10.      INCOME TAXES

         Income tax benefits of approximately $360,000 resulting from the loss in the first quarter are available for deduction from future taxable income. We have provided a valuation allowance for all of these income tax benefits.

11.      SUPPLEMENTAL CASH FLOW INFORMATION

         Non-Cash Investing and Financing Activities:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2004             2003
                                                      ----             ----

Conversion of note payable to common                2,000,000           --
stock

12.      SUBSEQUENT EVENT

         We announced on April 21, 2004 receipt of a U.S. Government contract to build and deliver a transportable demonstrator unit that will be utilized to conduct field trials of our next generation controlled energy technology. The initial contract award is for $9,000,000 and is expected to be completed in less than 10 months and is a cost plus fixed fee type contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion in conjunction with our Consolidated Financial Statements included elsewhere in this Form 10-Q and any subsequent filings. Certain of the statements contained herein may be considered forward-looking statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements for purposes of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated" estimates", "plans", "strategy", "target", "prospects" or "continue" These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially difficult from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-Q contains important information as to risk factors in the notes to financial statements and below. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

OVERVIEW

         On March 18, 2004, a subsidiary of U. S. Home & Garden Inc. (USHG), a non-operating, publicly traded company trading merged into Ionatron Technologies, Inc., formerly Ionatron, Inc. (the "Merger"). Following the Merger, USHG shareholders held 33.89 % and Ionatron shareholders held 66.11% of the outstanding USHG common stock. The combination has been accounted for as a recapitalization of Ionatron, Inc., from our inception on June 3, 2002, and the issuance of 19,346,090 common shares and 5,429,006 options and warrants to the USHG shareholders on the date of merger in exchange for cash. The consolidated financial statements reflect the historical results of Ionatron, Inc., prior to March 18, 2004 and the consolidated results of operations of the Company since March 18, 2004. On April 29, 2004, our shareholders approved the change of our corporate name to Ionatron, Inc., an increase of our authorized common stock to 100,000,000 shares and the classification of our Board of Directors into three classes. We also changed our fiscal year end from June 30 to December 31. The common stock and per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the re-capitalization.

         Ionatron was formed on June 3, 2002 to develop and market Directed Energy Weapon technology products initially for sale to the U.S. Government. The goal of the Company is to initially produce products that incorporate our technology for specific U.S. Government customer applications and platforms.
Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based directed energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future. During 2003 and 2002, the Company engaged in research and development and business development activities. Ionatron has demonstrated its laser guided man-made lightning directed energy technology in the laboratory and now has government contracts for effects testing, compact laser source development and the delivery of a system on a mobile platform for field demonstration and testing.

         We are a new technology company working under contracts with agencies of the U.S. Government concerned with national security that has developed and demonstrated in our laboratory a novel internally developed directed energy weapon technology called LIPC, our technology controls and directs electrical energy between two points. Our business strategy is to continue long-term development of the technology for multiple national security and defense applications, as well as to in parallel develop, applications in other commercial sectors. Many short-term military applications have been already demonstrated to our customers. Our immediate plan is to manufacture transportable demonstrators for those applications for various U.S. Government organizations, in order to demonstrate the field utility of the technology. In April 2004, we received a $9 million contract for one such unit. Upon completion of this contract our intent is to transition to building prototypes and a limited number of production units as soon as it is practicable. We cannot assure you that the demonstrator will perform to the specifications required or that additional prototypes or units will be ordered.

         Currently  the LIPC  technology  lends  itself to many  non-lethal  and lethal military applications. We have demonstrated the technology and effectiveness for many application areas in our laboratory. We cannot assure you that the technology will perform its intended applications outside of the laboratory. Recently, we were requested by one branch of the military to put forth a proposal, which we have done, that details the requirements and funding needed to start low rate initial production and deliver units of a specific Ionatron LIPC system during 2005. The funding for this proposal is currently being identified with attempts to include it into the 2005 U.S. Defense Budget, that begins with the government fiscal year on October 1, 2004. We cannot assure you that this proposal will result in contract awards.

         We have had meetings and performed demonstrations of the technology for all branches of the U.S. Military, as well as many other U.S. Government organizations involved in various defensive, anti-terrorism, or offensive military type operations. We currently have many potential contracts in the negotiation stage and have U.S. Government customers actively seeking short-term and long-term funding for Ionatron projects. We cannot assure you that any such contracts will become finalized in a timely manner or at all.

         In order to help manage the Ionatron interface with our government customers and their congressional funding counterparts, we maintain an ongoing relationship with a well known and qualified Washington, DC based government relations firm. We also have an established Vice President of Business Development, whose group will be expanding this year as we aggressively market our U.S. Government products.

         We also have various U.S. Government contracts in the following areas:

         -        Transportable demonstrator for field trials;

         -        Portal ingress/egress denial demonstration;

         -        Effects of LIPC technology on various targets; and

         - Compact architecture development of the equipment to allow placement on smaller platforms.

         The LIPC technology is designed as a line of sight weapon, which allows the propagation of various forms and quantities of electrical energy to be aimed and directs electrical energy between two points. The laboratory demonstrations of the technology have gone from low voltage disruptive type energies to the target to very high voltages and currents which have demonstrated energy densities that physically damage different types of materials, such as ablating concrete.

         We intend to take advantage of, and utilize, existing and mature laser targeting and tracking technology for our systems with slight modifications. We are in negotiations with three vendors to supply, to our specifications, the electrical system requirements and have received a working prototype from one vendor. Outsourcing such supply requirements is intended to free up our technical personnel and other resources to work on development of next generation electrical sources, now that we have developed at least one electrical source that can be manufactured for us by outside sources. We also have optical components and sections of our laser sources manufactured by outside vendors which are then assembled and integrated at Ionatron to produce the final laser source for our LIPC systems.

         These LIPC systems will be self contained units that operate off of existing power supplies found on typical mobile military platforms, such as HMMWV's. Due to the low average power requirements of our systems, no additional or exotic power systems will be required to support these systems. Future systems will utilize the advanced electrical technologies developed for other military programs to support more compact sources, and smaller, lighter LIPC systems that can be mounted on smaller, autonomous platforms now under development in other government programs.

         The targets, effects, ranges, voltages and currents delivered, along with many other aspects of the technology are classified under specific Department of Defense guidelines and, consequently, cannot be disclosed to the public.

         Patents/Proprietary Information

         Ionatron has numerous patent applications in various stages of preparation and prosecution, which Ionatron believes it has novel intellectual property and that it might be able to secure patents that operate to protect our proprietary technical information and capabilities that will give us the competitive advantage to continue to be the leader in the technology. Some of these patents will be evaluated by the government to determine if they will be classified in nature, and thus may not be seen by the general public. Ionatron also has proprietary information in the form of trade secrets and technology specific know how that should give us additional competitive advantages.

         Research and development

         Ionatron has funded its original research and development through capital investment by its founders and we retain the ownership of all the original intellectual property, which we believe is necessary to the ability to use and control the technology. Ionatron also out sources certain research tasks to experienced individuals or companies for some activities that require sophisticated laboratory equipment or optical modeling programs we do not have at our disposal. We have over ten relationships of this kind, which provide that any intellectual property developed under the agreement is the sole property of Ionatron.

         Our short-term research and development goals are to complement our existing system design by developing more efficient and compact laser sources, electrical sources, and lower cost more efficient optical beam trains. Some of this development work is funded by our government customers. Most of our research related work is funded internally in order to capture any intellectual property rights from novel processes and inventions that may arise.

         Our long-term research is to identify the long-range physical limits of the technology. This work relates to understanding the long-range capabilities of our LIPC's from alternative and potentially technically superior optical sources and new potential wavelengths that it may be advantageous to exploit. This work includes efforts to achieve a more complete understanding of the entire physical laws we work within regarding atmospheric physics, plasma physics, and the future capabilities of new solid-state laser materials and laser processes that may enable the technology to be more fully exploited.

         We also intend to explore other uses of the technology in the existing application area as well as completely novel applications in commercial sectors outside the defense and national security application areas.

         Properties

         Ionatron currently is located in a 25,000 square foot Research and Development and prototyping facility. We have numerous LIPC system test beds, laser source design and assembly, optical design and assembly, machine shop, engineering, research and development, electrical source design and fabrication, indoor test and effects range, as well as the general and administrative functions. The facility is limited in production capabilities but is capable of performing on our existing contracts and the LIPC transportable demonstrator contract.

         As additional contracts are expected, we are preparing to move operations to the NASA Stennis Space facility located on the Gulf Coast of Mississippi in 2005. This facility is a 150,000 acre federally owned secure facility which currently has a decommissioned Army Ammunition Manufacturing facility, with approximately 600,000 square feet available to meet our long-term secure research, development, manufacturing, and test range requirements. We are currently negotiating to have just over 100,000 square feet upgraded, to our specifications, as soon as possible in order to relocate operations to the Stennis facility.

         It is expected that the cost of upgrading the facility will be paid for by through the U.S. Army's ARMS program. The actual facility moving expenses to relocate from Tucson, AZ to Mississippi is estimated at approximately $1,000,000 to be incurred in 2005.

         Employees

         We currently have twenty-six employees, of whom six are in management and general administrative, one is in human resources, twelve are in research and engineering and seven are in manufacturing. We expect to significantly increase the number of our personnel by the end of the year, primarily in research, engineering and manufacturing.

CRITICAL ACCOUNTING POLICIES

         The Company has identified the following accounting policy that requires significant judgment. The Company believes its judgments relating to revenue are appropriate.

         Revenues

         Revenues have been derived from ongoing contract work for effects testing and the design and development of an in house demonstration system for a government customer. It is expected that continued work on effects testing, design and development of use specific Ionatron systems, advanced design and proof of principle on an existing contract, compact laser source development and the manufacture of a transportable demonstrator will contribute to revenues going forward in 2004. This work is expected to be generally performed under cost-plus contracts with U.S. Government customers.

         Revenues under long-term U.S. Government contracts are recorded under the percentage of completion method. Revenues under cost plus fixed fee contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, and subcontractor costs and overhead. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

         Revenues for other products and services are recognized when such products are delivered and, in connection with certain sales to government agencies, when the products and services are accepted, which is normally negotiated as part of the initial contract.

COMPARISON OF OPERATIONS FOR THE FIRST QUARTERS OF 2004 AND 2003

         The following table sets forth certain financial data for each quarter ending:

                                                March 31,        March 31,
                                                  2004             2003
                                                ---------       ---------

Revenue                                         $ 272,442       $      --
Cost of Revenue                                   255,000              --
Expenses:
General and Administrative                        565,549         469,852
Selling and Marketing                             112,506          67,723
Research and Development                          180,765         421,475
Interest                                           74,516          33,811
Net loss                                         (915,894)       (992,861)


REVENUE

Revenue for the first quarter of 2004 was derived from continued work on existing contracts. There was no revenue for the first quarter of 2003.

COST OF SALES

         Our cost of sales in first quarter 2004 was $255,000. There were no sales in the first quarter of 2003 for Ionatron.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

         The increase in General, Administrative and Selling expenses during the first quarter of 2004 as compared with first quarter 2003 was primarily payroll related.

RESEARCH AND DEVELOPMENT EXPENSES

         The decrease in Research and Development expenses during the first quarter of 2004 as compared with first quarter of 2003 was primarily due to the transfer of certain material, personal and consulting expenses to cost of sales in 2004 as certain research and development is funded under our contracts.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash position increased during the first quarter of 2004 by $8.4 million primarily as a result of the merger with USHG that provided $8.9 million of cash. At March 31, 2004 we had approximately $8.5 million of cash and cash equivalents. We used $1.0 million in operations and purchased $0.1 million of equipment during the quarter, which was financed in part, by borrowings from our Chairman. Our borrowing arrangement with our Chairman was restructured, after pay down of $500,000 and his contribution of $2 million to our capital, into a $3 million revolving credit arrangement.

         We believe that we will have sufficient working capital to fulfill this year's existing contracts and expected contracts. The transportable demonstrator contract and at least two of the other Ionatron contracts, that presently represent a major portion of our current activity, are on a cost plus fixed fee basis. This means all work performed is done at Ionatron government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly. Other contracts are at fixed prices which have commercial type gross margins associated with them.

RISKS AND UNCERTAINTIES

         Future results of operations of Ionatron involve a number of known and unknown risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

         - Failure or difficulties in managing our operations, including attracting and retaining qualified personnel;

         - Failure or inability to attain profit levels necessary to sustain our business

         -        Interruption  or  failure  of,  or  failure  to  manage,   our
                  technology and information systems;

         - Changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to procurement regulations, enforcement and pricing;

         -        Availability  of  budgetary   allocations   for   governmental
                  agencies to purchase our products;

         -        Inability to adapt to technological change;

         -        Inability  to   successfully   manufacture  and  assemble  our
                  products;

         - Competition from defense contractors with greater financial and manufacturing resources;

         -        Dependence upon sales to the U.S. government;

         - Sales agreements with the U.S. government typically provide for termination at any time and may contain unfavorable terms;

         - Dependence on qualified subcontractors for parts of our research and development activities;

         -        Inability   to  raise   sufficient   financing   for  expanded
                  manufacturing and assembly activity;

         -        Failure to successfully field test our weapon products;

         -        Inability to collect amounts due to us from our customers; and

         -        Our failure to provide adequate customer service.

         Negative developments in these areas could have a material effect on our business, financial condition and results of operations.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In the normal course of business, our financial position is subject to a variety of risks, such as the collectibility of our accounts receivable and the recoverability of the carrying values of our long-term assets. We do not presently enter into any transactions involving derivative financial instruments for risk management or other purposes.

         Our available cash balances are invested on a short-term basis and are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.

         We are exposed to market risk for the impact of interest rate changes, as the interest rate of our borrowings under our revolving credit agreement with our Chairman is subject to changes based on changes in the prime rate Interest rate on Howard revolver-based on prime.

ITEM 4  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our chief executive officer/chief financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2004, there were no significant changes in our internal controls over financial reports that have materially affected, or which are reasonably likely to materially affect our internal controls over financial reporting.

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On March 18, 2004 Ionatron merged with US Home & Garden Inc. ("USHG"), a non-operating company whose common stock was listed on the over-the-counter bulletin board. The Ionatron shareholders received 48,452,249 shares of USHG (67% of the outstanding shares) in the transaction. The transaction was accounted for as a recapitalization of Ionatron. These shares were issued to a limited number of accredited stockholders pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D of the Securities Act of 1933.

         On March 18, 2004, prior to the Merger, USHG issued (i) 750,000 shares of common stock to a former officer of USHG as partial severance compensation,
(ii) 135,000 shares of common stock to a former officer of USHG as severance compensation, (iii) 10,000 shares of common stock to a former director as consideration for his obligation to serve as USHG stockholder representative for purposes of the indemnification obligations under the Merger agreement, (iv) 400,000 shares of common stock to an investment banking firm for services rendered in connection with its October 2003 sale of its Easy Gardener business and (v) 50,000 shares of common stock issued to an investment banking firm as consideration for rendering a valuation opinion in connection with USHG's sale of Golden West Agri-Products, Inc. immediately prior to the Merger. These securities were issued pursuant to an exemption from registration under Section 4(2) and/or Regulation D of the Securities Act of 1933.

         In March 2004, the Company issued options to purchase an aggregate of 1,107,500 shares to employees, directors and consultants. The securities were issued pursuant to an exemption from reporting in Section 2(a)(3) or 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

3.1 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on April 29, 2004.

31.1 Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).


32.1 Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IONATRON, INC.

                                         /s/ Thomas C. Dearmin
                                         ---------------------------------------
                                         Thomas C. Dearmin
                                         President, Chief Executive Officer, and
                                         Chief Financial Officer

Date: May 17, 2004