Form 10-Q
period 2004-06-30
IONATRON, INC.
filed 2004-08-13
CIK 879911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   FROM THE TRANSITION PERIOD FROM ___________________ TO ___________________


                        Commission File Number 001-14015

                                 Ionatron, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                      77-0262908
---------------------------------                    --------------------
   (State or other jurisdiction                         IRS Employer
of incorporation or organization)                    (Identification No.)


        3590 East Columbia                                     85714
        Tucson, AZ
    -------------------------------                          ----------
(Address of Principal Executive Offices)                     (Zip Code)


                                 (520) 628 7415
           ----------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

            Yes [X] No [_]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

            Yes [_] No [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 10, 2004 there were 69,579,190 shares of the issuer's common stock, par value $.001 per share, outstanding.

                                 IONATRON, INC.
                                  June 30, 2004

PART I -          FINANCIAL INFORMATION

Item 1-           Consolidated Financial Statements (Unaudited)

                         Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003                              3

                         Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003            4

                         Consolidated Statements of Operations for the six months ended June 30, 2004 and 2003              5

                         Consolidated Statement of Cash Flows for the six months ended June 30, 2004 and 2003               6

                         Consolidated Statement of Stockholder's Equity (Deficit) for the six months ended
                         June 30, 2004                                                                                      7

                         Notes to Consolidated Financial Statements                                                         8

Item 2-           Management's Discussion and Analysis of Financial Condition and Results of Operations                    17

Item 3-           Quantitative and Qualitative Disclosures About Market Risk                                               25

Item 4-           Controls and Procedures                                                                                  25

PART I I -        OTHER INFORMATION

Item 2-           Changes in Securities and Use of Proceeds                                                                26

Item 4-           Submission of Matters to a Vote of Security Holders                                                      26

Item 6-           Exhibits and Reports on Form 8-K                                                                         26
                         (a) Exhibits
                         (b) Reports on Form 8-K

SIGNATURES                                                                                                                 27

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 IONATRON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30, 2004  DECEMBER 31, 2003
                                                                               -------------  -----------------
                                                                                (Unaudited)       (Audited)
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                 $ 6,639,403      $   103,392
      Accounts receivable                                                           686,930           73,027
      Costs and estimated earnings in excess of
          billings on uncompleted contracts                                       1,091,324           31,427
      Inventory                                                                      22,861           21,000
      Receivables from stockholder                                                    2,713          107,482
      Prepaid expenses                                                               90,544           47,905
                                                                                -----------      -----------

   TOTAL CURRENT ASSETS                                                           8,533,775          384,233

   PROPERTY AND EQUIPMENT, NET                                                    1,079,760        1,141,887
                                                                                -----------      -----------
   TOTAL ASSETS                                                                 $ 9,613,535      $ 1,526,120
                                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      CURRENT LIABILITIES
      Current portion of capital lease obligation                               $     2,363      $        --
      Note payable to stockholder                                                 2,800,000        4,300,000
      Accounts payable                                                              599,506          330,696
      Accrued expenses                                                              342,042          365,208
                                                                                -----------      -----------
TOTAL CURRENT LIABILITIES                                                         3,743,911        4,995,904

   CAPITAL LEASE OBLIGATION                                                           4,718               --

   COMMITMENTS AND CONTINGENCIES                                                         --               --

   STOCKHOLDERS' EQUITY
      Preferred stock, 1,000,000 shares authorized and unissued                          --               --
   Common stock, $.001 par value, 100,000,000 shares authorized; 69,561,690 shares issued and outstanding at June 30, 2004 and 48,452,249 shares
      issued and outstanding at December 31, 2003                                    69,561           48,452
   Additional paid-in capital                                                     8,065,472          471,548
      Accumulated deficit                                                        (2,270,127)      (3,989,784)
                                                                                -----------      -----------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           5,864,906       (3,469,784)
                                                                                -----------      -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $ 9,613,535      $ 1,526,120
                                                                                ===========      ===========

      See accompanying notes to unaudited consolidated financial statements

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     FOR THE THREE MONTHS ENDED JUNE 30,
                                                                     -----------------------------------
                                                                          2004              2003
                                                                      ------------      ------------
REVENUE                                                               $  1,833,572      $         --

COST OF REVENUE                                                          1,726,753                --
                                                                      ------------      ------------

GROSS PROFIT                                                               106,819                --

OPERATING EXPENSES:
   General and administrative                                            1,199,390           743,365
   Selling and marketing                                                   119,566            98,538
   Research and development                                                120,133           162,116
                                                                      ------------      ------------
TOTAL OPERATING EXPENSES                                                 1,439,089         1,004,019
                                                                      ------------      ------------

OPERATING LOSS                                                          (1,332,270)       (1,004,019)

OTHER (EXPENSE) INCOME
   Interest expense                                                        (43,184)          (47,546)
   Interest income                                                          21,221                --
                                                                      ------------      ------------
TOTAL OTHER                                                                (21,963)          (47,546)
                                                                      ------------      ------------

NET LOSS                                                              $ (1,354,233)     $ (1,051,565)
                                                                      ============      ============

NET LOSS PER SHARE - BASIC AND DILUTED                                $      (0.02)     $      (0.02)
                                                                      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED       69,060,586        48,452,249
                                                                      ============      ============

      See accompanying notes to unaudited consolidated financial statements

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------------
                                                                          2004              2003
                                                                      ------------      ------------
REVENUE                                                               $  2,106,014      $         --

COST OF REVENUE                                                          1,981,753                --
                                                                      ------------      ------------

GROSS PROFIT                                                               124,261                --

OPERATING EXPENSES:
   General and administrative                                            1,764,939         1,213,217
   Selling and marketing                                                   232,072           166,261
   Research and development                                                300,898           583,591
                                                                      ------------      ------------

TOTAL OPERATING EXPENSES                                                 2,297,909         1,963,069
                                                                      ------------      ------------

OPERATING LOSS                                                          (2,173,648)       (1,963,069)

OTHER (EXPENSE) INCOME
   Interest expense                                                       (117,700)          (81,357)
   Interest income                                                          21,221                --
                                                                      ------------      ------------
TOTAL OTHER                                                                (96,479)          (81,357)
                                                                      ------------      ------------

NET LOSS                                                              $ (2,270,127)     $ (2,044,426)
                                                                      ============      ============

NET LOSS PER SHARE - BASIC AND DILUTED                                $      (0.04)     $      (0.04)
                                                                      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED       60,138,283        48,452,249
                                                                      ============      ============

      See accompanying notes to unaudited consolidated financial statements

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------------
                                                                   2004              2003
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $(2,270,127)     $(2,044,426)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                              368,137          550,359
         Loss on equipment disposal                                   2,188               --
         Changes in working capital components:
            Accounts receivable                                    (613,903)        (100,000)
            Costs and estimated earnings in excess of
                 billings on uncompleted contracts               (1,059,897)              --
            Inventory                                                (1,861)              --
            Prepaid expenses                                        (42,639)          (3,459)
            Accounts payable                                        422,260         (244,926)
            Accrued expenses                                        (23,166)         271,962
                                                                -----------      -----------
                  Net cash (used in) operating activities        (3,219,008)      (1,570,490)
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                           (303,944)        (587,991)
   Proceeds from disposal of equipment                                3,208               --
   Receivables from stockholder                                     104,769          100,000
                                                                -----------      -----------
                  Net cash (used in) investing activities          (195,967)        (487,991)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable to stockholder                      1,000,000        2,020,000
   Repayment on note payable to stockholder                        (500,000)         (20,000)
   Principal payments on capital lease obligation                      (381)              --
   Cash acquired from reverse merger                              8,905,937               --
   Exercise of stock options and warrants                           545,430               --
                                                                -----------      -----------
                  Net cash provided by financing activities       9,950,986        2,000,000
                                                                -----------      -----------

Net increase (decrease) in cash and cash equivalents              6,536,011          (58,481)

Cash and cash equivalents, beginning of period                      103,392           97,206
                                                                -----------      -----------

Cash and cash equivalents, end of period                        $ 6,639,403      $    38,725
                                                                ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   CASH PAID DURING THE PERIOD FOR:
       Interest                                                          --               --
       Income taxes                                                      --               --

See non cash investing and financing activities at Note 11

      See accompanying notes to unaudited consolidated financial statements

                                 IONATRON, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         SIX MONTHS ENDED JUNE 30, 2004
                                   (Unaudited)

                                              -------------------------
                                                    COMMON STOCK
                                              -------------------------       PAID-IN
                                               SHARES         AMOUNT          CAPITAL          DEFICIT           TOTAL
                                            -----------     -----------     -----------      -----------      -----------
Balance as of January 1, 2004                48,452,249     $    48,452     $   471,548      $(3,989,784)     $(3,469,784)

Transfer of deficit on termination of
  Subchapter S election                              --              --      (3,989,784)       3,989,784               --

Contribution of note payable to
  stockholders' equity                               --              --       2,000,000               --        2,000,000

Issuance of common stock in merger           19,346,090          19,346       8,886,591               --        8,905,937

Exercise of stock options and warrants        1,763,351           1,763         543,667               --          545,430

Shares delivered for services performed              --              --         153,450               --          153,450

Net loss for the six months ended
  June 31, 2004                                      --              --              --       (2,270,127)      (2,270,127)
                                            -----------     -----------     -----------      -----------      -----------
Balance as of June 30, 2004                  69,561,690     $    69,561     $ 8,065,472      $(2,270,127)     $ 5,864,906
                                            ===========     ===========     ===========      ===========      ===========

        See Accompanying Notes to the Consolidated Financial Statements.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION, NATURE OF OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Ionatron, Inc. and its wholly owned subsidiary, Ionatron Technologies, Inc. (collectively, "Company," "Ionatron," "we," "our" and "us"). All intercompany balances and transactions have been eliminated.

      The consolidated financial statements and related notes thereto as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2003 was derived from the audited financial statements. The interim results are not necessarily indicative of the results for any future periods.

MERGER AND RECAPITALIZATION

      On March 18, 2004, a subsidiary of U. S. Home & Garden, Inc (USHG), a non-operating, publicly traded company merged into Ionatron, Inc. (the "Merger"). Following the Merger, USHG stockholders held 33.89 % and Ionatron stockholders held 66.11% of USHG common stock on a fully diluted basis. The combination has been accounted for as a recapitalization of Ionatron, Inc., effective from our inception on June 3, 2002 and the issuance of 19,346,090 common shares and 5,492,009 options and warrants to the USHG stockholders on the date of merger in exchange for the cash. We also acquired in the Merger a $1.6 million principal amount subordinated promissory note from a highly leveraged entity. This note matures in 2009 and accrues interest on a compound basis at the rate of 9% per annum until maturity. We recorded a 100% valuation allowance for this note due to the uncertainty of collectibility.

      The consolidated financial statements reflect the historical results of Ionatron, Inc., prior to March 18, 2004 and the consolidated results of operations of the Company since March 18, 2004. All outstanding shares of Ionatron common stock were converted to 48,452,249 shares of USHG common stock. On April 29, 2004, our stockholders approved the change of our corporate name to Ionatron, Inc., an increase of our authorized common stock to 100,000,000 shares, and the classification of the Board of Directors into three classes. We also changed our fiscal year end from June 30 to December 31. The common stock and per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the recapitalization.

NATURE OF BUSINESS AND SUMMARY OF OPERATIONS

      Ionatron was formed on June 3, 2002 to develop and market Directed Energy Weapon technology products initially for sale to the U.S. Government. The goal of the Company is to produce products that incorporate our technology initially for specific U.S. Government customer applications and platforms. Ionatron and the U.S. Government has entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based directed energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future. During 2003 and 2002, the Company engaged in research and development and business development activities. Ionatron has demonstrated its laser guided man-made lightning directed energy technology in the laboratory and now has government contracts for effects testing, compact laser source development and the delivery of a system on a mobile platform for field demonstration and testing.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

REVENUE RECOGNITION

      Revenues under long-term U.S. Government contracts are recorded under the percentage of completion method. Revenues under cost plus fixed fee contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, and subcontractor costs and manufacturing and administrative overhead. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

      The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. Such revenues are expected to be billed and collected within one year on contracts in progress. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

      Revenues for other products and services are recognized when such products and services are delivered and, in connection with certain sales to government agencies, when the products and services are accepted, which is normally negotiated as part of the initial contract.

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less and municipal bonds with a variable interest rate that is adjusted to the current market rate of interest every seven days and are readily convertible into cash.

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

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


PROPERTY AND EQUIPMENT

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

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

      We have provided a valuation allowance for the deferred tax assets related to the $6.7 million operating and $7.8 million capital loss carryovers of USHG. The USHG operating losses are available for deduction from our taxable income at a rate of $2.8 million per year. The tax benefits related to deduction of the USHG losses will be added to paid-in capital.

RESEARCH AND DEVELOPMENT EXPENSES

      We expense our research and development costs as incurred.

NET LOSS PER SHARE

      Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. No adjustment has been made to net loss attributable to common stockholders. Diluted earnings per share reflect the effect of common shares issuable upon exercise of stock options and warrants when such effect is not anti-dilutive. As such, no diluted weighted average number of shares outstanding nor diluted loss per share has been reflected as the effect is anti-dilutive.

STOCK-BASED COMPENSATION

      We account for our stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." For purposes of pro forma disclosures under SFAS 123, pro-forma compensation expense measured at date of grant for options granted near the end of the first quarter is assumed to be amortized for pro-forma disclosure purposes over the two - four year vesting periods of the options. As a result of the grant date at the end of the first quarter, there was no pro-forma compensation expense for the first quarter. Nonemployee stock-based transactions are accounted for under SFAS 123.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      Pro-forma compensation and nonemployee compensation is based on the fair value of the options granted which has been estimated at the various dates of the grants using the Black-Scholes option-pricing model with the following assumptions:

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

      No compensation cost has been recognized for options granted to employees for the three and six months ended June 30, 2004 and 2003. The following pro forma information presents pro forma net loss information as if compensation expense had been recognized for stock options as determined under the fair-value-based method prescribed by SFAS No. 123 using the Black-Scholes options pricing model:


                                             FOR THE SIX MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------
                                                 2004                2003
                                            --------------     ---------------
Net loss:
   As reported                              $  (2,270,127)     $    (2,044,426)
                                            =============      ===============

   Pro forma stock compensation expense     $    (195,531)     $            --
                                            -------------      ---------------

   Pro forma                                $  (2,465,658)     $    (2,044,426)
                                            =============      ===============

Net loss per share - basic and diluted:
   As reported                              $       (0.04)     $         (0.04)
                                            =============      ===============

   Pro forma                                $       (0.04)     $         (0.04)
                                            =============      ===============


      Compensation expense recorded for shares delivered to employees and non-employees for the six months ended June 30, 2004 was approximately $153,000. No compensation expense was recorded for options to purchase shares or shares delivered for the six months ended June 30, 2003.

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

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.    COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED
      CONTRACTS

      Costs and estimated earnings in excess of billings on uncompleted contracts included $1,091,000 at June 30, 2004 and $31,000 at December 31, 2003 of recoverable costs for progress completed, but not yet billed at the end of the period. These were billed in the month following the relevant period.

3.    INVENTORIES

      Inventories, primarily consisting of labor, overhead and materials pertaining to long-term contracts, are carried at cost. At June 30, 2004, inventory was comprised only of materials.

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                               June 30, 2004   December 31, 2003
                                               -------------   -----------------

Furniture and leasehold improvements            $    35,036      $    16,559
Equipment and software                            2,257,148        2,000,617
                                                -----------      -----------
                                                  2,292,184        2,017,176
Less accumulated depreciation                    (1,212,424)        (875,289)
                                                -----------      -----------
Net property and equipment                      $ 1,079,760      $ 1,141,887
                                                ===========      ===========


5.    NOTE PAYABLE TO STOCKHOLDER

      The Company's Chairman, a significant stockholder, has provided funds from the inception of the Company under a revolving credit arrangement. The maximum amount borrowed was $5.3 million. After pay down of $500,000 and contribution of $2 million of the revolving credit into equity in the first quarter of 2004, the remainder of $2.8 million was incorporated into a new $3 million revolving credit arrangement with same terms of the original revolving credit agreement. The note payable to stockholder bears interest at a variable annual rate equal to the prime rate plus two percent (2%), is due upon demand subject to Board approval, and is collateralized by the assets of our subsidiary, Ionatron Technologies, Inc. $2.8 million and $4.3 million were outstanding under the revolving credit arrangements at June 30, 2004 and December 31, 2003, respectively. Interest paid to stockholder was approximately $116,000 and $78,000 for the six months ended June 30, 2004 and 2003, respectively.

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

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      COMMON STOCK

      On April 29, 2004, our stockholders approved the increase in our authorized common stock to 100,000,000 shares. We have given retroactive effect to this increase in the accompanying balance sheet.

      A Rights Agreement commonly known as a "poison pill", currently exists which provides that in the event an individual or entity becomes a beneficial holder of 12% or more of the shares of our capital stock, without the approval of the Board of Directors, other stockholders of the Company shall have the right to purchase shares of our (or in some cases, the acquiror's) common stock from the Company at 50% of its then market value. In connection with the Merger, the acquisition of greater than 12% of our capital stock by each of our Chairman and Chief Executive Officer was approved by the Board of Directors.

      STOCK WARRANT AND DEVELOPMENT AGREEMENT

      In October 2003, we entered a Development Agreement with a third party whereby the Company issued a warrant, which expires October 2008, to purchase 1,028,076 common shares at $0. Substantially all of the non-financial terms of the development agreement including the identity of the third party are classified by the U.S. Government. The Development Agreement provides the third party with ownership rights to intellectual property developed on behalf of the third party and certain license rights in exchange for a payment of $2,400,000. In addition, the Development Agreement provides for reimbursement of up to one third of our actual labor, material and external consulting costs expended under the Development Agreement. The initial $500,000 payment under the agreement was considered as payment for the warrant and was recorded as additional paid-in-capital. 1,028,076 shares of common stock issued in the Merger are being held in escrow pending issuance under the warrant. The third party and our management met on April 29, 2004 and both parties intend to enter a modified joint development agreement for the remaining $1.9 million payment due under the original agreement.

      STOCK OPTIONS AND WARRANTS

      At June 30, 2004 there were options and warrants to purchase approximately
4.8 million shares of common stock outstanding. Options and warrants issued by USHG covering approximately 5.5 million shares of common stock exercisable, at exercise prices ranging from $.25 to $.63, until 2013 were outstanding at the date of the merger. Subsequent to the Merger and through June 30, 2004, options to purchase 1,107,500 shares of common stock were granted and options to purchase 1,763,351 shares of common stock were exercised. Of the total options granted, options to purchase 300,000 shares with an exercise price of $3.00 were granted to consultants for services provided in connection with the Merger. The remainder, which vest over one year to four year periods, were granted to directors and employees and have exercise prices ranging from $2.85 to $3.35. We may issue up to 3,000,000 shares of common stock at terms and conditions approved by the Board at dates of issuances under the stock incentive plan approved by our stockholders on April 29, 2004.

Subsequent of June 30, 2004, options to purchase 324,400 shares of common stock were granted under the 2004 incentive plan.

7.    SIGNIFICANT CUSTOMERS

      Currently our sole customer is the U. S. Government.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.    RETIREMENT PLANS

      We established a 401(k) plan for the benefit of our employees. We may make discretionary contributions to the plan. In the first two quarters of 2004 and fiscal years 2003 and 2002, the Company did not contribute to the 401(k) plan.

9.    COMMITMENTS AND CONTINGENCIES

      LEASES

      We lease office, manufacturing and storage space at an annual rental of $330,000 under a non-cancelable operating lease agreement from a company that is majority owned by our Chairman and other principal stockholders. The lease expires in November 2012, contains renewal options and an escalation provision at the end of five years that increases our annual rent by $49,500. We are also responsible for certain property related costs, including insurance, utilities and property taxes. Rent expense for 2003 and 2002 was approximately $90,000 for each quarter. Future annual minimum lease payments under these leases are:

        Years ending December 31,                               Amount
        -------------------------                        --------------
        2004                                             $     165,000
        2005                                                   330,000
        2006                                                   330,000
        2007                                                   352,000
        2008                                                   379,500
        Thereafter                                           1,454,750
                                                         --------------
        Total                                            $   3,011,250
                                                         ==============


GUARANTEES

      We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a directors and officer liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of June 30, 2004.

10.   INCOME TAXES

      Income tax benefits of approximately $890,000 resulting from the loss in the six months ended June 30, 2004 are available for deduction from future taxable income. We have provided a valuation allowance for all of these income tax benefits

11.   SUPPLEMENTAL CASH FLOW INFORMATION

      Non-Cash Investing and Financing Activities:


                                                 Six months ended June 30,
                                                 -------------------------
                                                    2004           2003
                                                 ----------     ----------
Conversion of note payable to common stock       $2,000,000     $       --
Equipment purchased under capital lease               7,462             --
Shares delivered to consultants for services
   performed                                        153,450             --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our Consolidated Financial Statements included elsewhere in this Form 10-Q and any subsequent filings. Certain of the statements contained herein may be considered forward-looking statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements for purposes of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated" estimates", "plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially difficult from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-Q contains important information as to risk factors in the notes to financial statements and below. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

OVERVIEW

      On March 18, 2004, a subsidiary of U. S. Home & Garden Inc. (USHG), a non-operating, publicly traded company merged into Ionatron Technologies, Inc., formerly Ionatron, Inc. (the "Merger"). Following the Merger, USHG stockholders held 33.89 % and Ionatron stockholders held 66.11% of the outstanding USHG common stock. The combination has been accounted for as a recapitalization of Ionatron, Inc., from our inception on June 3, 2002, and the issuance of 19,346,090 common shares and 5,492,009 options and warrants to the USHG stockholders on the date of merger in exchange for cash. The consolidated financial statements reflect the historical results of Ionatron, Inc., prior to March 18, 2004 and the consolidated results of operations of the Company since March 18, 2004. On April 29, 2004, our stockholders approved the change of our corporate name to Ionatron, Inc., an increase of our authorized common stock to 100,000,000 shares and the classification of our Board of Directors into three classes. We also changed our fiscal year end from June 30 to December 31. The common stock and per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the re-capitalization.

      Ionatron was formed on June 3, 2002 to develop and market Directed Energy Weapon technology products initially for sale to the U.S. Government. The goal of the Company is to initially produce products that incorporate our technology for specific U.S. Government customer applications and platforms. Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based directed energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future. During 2003 and 2002, the Company engaged in research and development and business development activities. Ionatron has demonstrated its laser guided man-made lightning directed energy technology in the laboratory and has entered into government contracts for effects testing, compact laser source development and the delivery of a system on a mobile platform for field demonstration and testing.

      We are a new technology company working under contracts with agencies of the U.S. Government concerned with national security that has developed and demonstrated in our laboratory a novel internally developed directed energy weapon technology called LIPC. Our technology controls and directs electrical energy between two points. Our business strategy is to continue long-term development of the technology for multiple national security and defense applications, as well as develop applications in other commercial sectors. Short-term military applications have been demonstrated to our customers. Our immediate plan is to manufacture transportable demonstrators for those applications for various U.S. Government organizations, in order to demonstrate the field utility of the technology. In April 2004, we received a $9 million contract for one such unit. Upon completion of this contract our intent is to transition to building prototypes and a limited number of production units as soon as it is practicable. We cannot assure that the demonstrator will perform to the specifications required or that additional prototypes or units will be ordered.

      Currently the LIPC technology lends itself to many non-lethal and lethal military applications. We have demonstrated the technology and effectiveness for many application areas in our laboratory. We cannot assure that the technology will perform its intended applications outside of the laboratory. Recently, we were requested by one branch of the military to put forth a proposal, which we have done, that details the requirements and funding needed to start low rate initial production and deliver units of a specific Ionatron LIPC system during 2005. The funding for this proposal is currently being identified with attempts to include it into the 2005 U.S. Defense Budget that begins with the government fiscal year on October 1, 2004. We cannot assure that this proposal will result in contract awards.

      We have had meetings and performed demonstrations of the technology for all branches of the U.S. Military, as well as many other U.S. Government organizations involved in various defensive, anti-terrorism, or offensive military type operations. We currently have many potential contracts in the negotiation stage and have U.S. Government customers actively seeking short-term and long-term funding for Ionatron projects. We cannot assure that any such contracts will become finalized in a timely manner or at all.

      In order to help manage the Ionatron interface with our government customers and their congressional funding counterparts, we maintain an ongoing relationship with a well-known and qualified Washington, DC based government relations firm. We also have an established Vice President of Business Development, whose group will be expanding this year as we aggressively market our U.S. Government products.

      We also have various U.S. Government contracts in the following areas:

      - Transportable demonstrator for field trials;

      - Portal ingress/egress denial demonstration;

      - Effects of LIPC technology on various targets; and

      - Compact architecture development of the equipment to allow placement on smaller platforms.

      The LIPC technology is designed as a line of sight weapon, which allows the propagation of various forms and quantities of electrical energy to be aimed and directs electrical energy between two points. The laboratory demonstrations of the technology have ranged from low voltage disruptive type energies to the target to very high voltages and currents which have demonstrated energy densities that physically damage different types of materials, such as ablating concrete.

      We intend to take advantage of, and utilize, existing and mature laser targeting and tracking technology for our systems with slight modifications. We are in negotiations with three vendors to supply, to our specifications, the electrical system requirements and have received a working prototype from one vendor. Outsourcing such supply requirements is intended to free up our technical personnel and other resources to work on development of next generation electrical sources, now that we have developed at least one electrical source that can be manufactured for us by outside sources. We also have optical components and sections of our laser sources manufactured by outside vendors, which are then assembled and integrated at Ionatron to produce the final laser source for our LIPC systems.

      These LIPC systems will be self-contained units that operate off of existing power supplies found on typical mobile military platforms, such as HMMWV's. Due to the low average power requirements of our systems, no additional or exotic power systems will be required to support these systems. Future systems will utilize the advanced electrical technologies developed for other military programs to support more compact sources, and smaller, lighter LIPC systems that can be mounted on smaller, autonomous platforms now under development in other government programs.

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

      Research and Development

      Ionatron has funded its original research and development through capital investment by its founders and we retain the ownership of all the original intellectual property, which we believe is necessary to use and control the technology. Ionatron also out sources certain research tasks to experienced individuals or companies for some activities that require sophisticated laboratory equipment or optical modeling programs we do not have at our disposal. We have over ten relationships of this kind, which provide that any intellectual property developed under the agreement is the sole property of Ionatron.

      Our short-term research and development goals are to complement our existing system design by developing more efficient and compact laser sources, electrical sources, and lower cost more efficient optical beam trains. Our government customers fund some of this development work. Most of our research related work is funded internally in order to capture any intellectual property rights from novel processes and inventions that may arise.

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

      Properties

      Ionatron currently is located in a 25,000 square foot research and development and prototyping facility. We have numerous LIPC system test beds, laser source design and assembly, optical design and assembly, machine shop, engineering, research and development, electrical source design and fabrication, indoor test and effects range, as well as the general and administrative functions. The facility is limited in production capabilities but is capable of performing our existing contracts and the LIPC transportable demonstrator contract.

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

      Employees

      We currently have thirty-three employees, compared to twenty-six on March 31, 2004, ten of which are in management and general administrative, two are in human resources, fourteen are in technical and engineering and seven are in manufacturing. We expect to significantly increase the number of our personnel by the end of the year, primarily in research, engineering and manufacturing.

CRITICAL ACCOUNTING POLICIES

      The Company has identified the following accounting policy that requires significant judgment. The Company believes its judgments relating to revenue are appropriate.

      Revenues

      Revenues have been recognized from ongoing contract work for effects testing and the design and development of an in house demonstration system for a government customer. It is expected that continued work on effects testing, design and development of use specific Ionatron systems, advanced design and proof of principle on an existing contract, compact laser source development and the manufacture of a transportable demonstrator will contribute to revenues going forward in 2004. This work is expected to be generally performed under cost-plus contracts with U.S. Government customers.

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

RESULTS OF OPERATIONS

   COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

      The following table sets forth certain financial data for each three months ended:

                                                   June 30,          June 30,
                                                     2004              2003
                                                  -----------       -----------
Revenue                                           $ 1,833,572       $        --
Cost of revenue                                     1,726,753                --
Expenses:
General and administrative                          1,199,390           743,365
Selling and marketing                                 119,566            98,538
Research and development                              120,133           162,116
Interest                                               43,184            47,546
Interest income                                        21,221                --

Net loss                                          $(1,354,233)      $(1,051,565)


            REVENUE

      Revenue for the three months ended June 30, 2004 was derived from continued work on four existing contracts. There was no revenue for the June 30, 2003. We are presently working on three contracts with a backlog of approximately $10,560,000. The contracts are expected to be completed in 2004. Additionally, the Department of Defense budget contains a funding line item in the amount of $12.6 million for the development of Laser Induced Plasma Channel Technology in which the Company anticipates participating. This line item is a Navy program, which is a follow on to our 2004 Navy Congressional defined program. We anticipate getting a contract and, upon completion of the contractual agreements with the Navy and the approval of the 2005 Defense budget, we anticipate that the majority of this amount will be added to our backlog.

            COST OF REVENUE

      Our cost of revenue for the three months ended June 30, 2004 was $1,720,000 and was comprised of direct costs and administrative and manufacturing overhead. Our costs of revenue are expected to increase in connection with our completion of our projects in process as well as anticipated future projects.

            GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

      The increase in general, administrative and selling expenses during the three months ended June 30, 2004 as compared with the three months ended June 30, 2003 was primarily payroll related due to building infrastructure to support current and planned operations. We expect a continued trend toward increased general and administrative to support our planned activities.

            RESEARCH AND DEVELOPMENT EXPENSES

      The decrease in research and development expenses during the three months ended June 30, 2004 as compared with the three months ended June 30, 2003 was primarily due to the transfer of certain material, personnel and consulting expenses to cost of sales in 2004 as certain research and development, in which we retain rights to the results of the research, begins to be funded under our contracts.

    COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

      The following table sets forth certain financial data for the six months ended:

                                                   June 30,          June 30,
                                                     2004              2003
                                                  -----------       -----------
Revenue                                           $ 2,106,014       $        --
Cost of revenue                                     1,981,753                --
Expenses:
General and administrative                          1,764,939         1,213,217
Selling and marketing                                 232,072           166,261
Research and development                              300,898           583,591
Interest                                              117,700            81,357
Interest income                                        21,221                --
Net loss                                          $(2,270,127)      $(2,044,426)


            REVENUE

      Revenue for the six months ended June 30, 2004 was derived from continued work on four existing contracts. There was no revenue for the six months ended June 30, 2003.

            COST OF REVENUES

      Our cost of revenues consisting of materials purchased, direct labor and manufacturing and administrative overhead for the six months ended June 30, 2004 was $1,982,000.

            GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

      The increase in general, administrative and selling expenses during the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 was primarily payroll related due to building infrastructure to support current and planned operations. We expect a continued trend toward increased general, administrative to support our planned activities.

            RESEARCH AND DEVELOPMENT EXPENSES

      The decrease in research and development expenses during the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 was primarily due to the transfer of certain material, personnel and consulting expenses to cost of sales in 2004 as certain research and development, in which we retain rights to the results of the research, is funded under our contracts.

            LIQUIDITY AND CAPITAL RESOURCES

      Our cash position increased during six months ended June 30, 2004 by $6.5 million. At June 30, 2004 we had approximately $6.6 million of cash and cash equivalents. During the six months ended June 30, 2004, we used $3.2 million in operations primarily as a result of a net loss of $2.3 million, and an increase in accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts of $1.7 million, which were partially offset by a net increase in accounts payable and accrued expenses of $400,000 and non-cash charges for depreciation and amortization of $368,000. We also purchased $0.3 million of equipment during the six months ended June 30, 2004, which was financed in part, by borrowings from our Chairman. Our borrowing arrangement with our Chairman was restructured following a $500,000 payment and $2,000,000 conversion to equity, resulting in a $3 million revolving credit arrangement.

      We believe that we will have sufficient working capital to fulfill this year's existing contracts and expected contracts. The transportable demonstrator contract and at least two of the other Ionatron contracts that presently represent a major portion of our current activity are on a cost plus fee basis. This means all work is performed at Ionatron government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly. Other contracts are at fixed prices which have commercial type gross margins associated with them.

      As additional contracts are expected, we are preparing to move operations to the NASA Stennis Space facility located on the Gulf Coast of Mississippi in 2005. It is expected that the cost of upgrading the facility will be paid for by through the U.S. Army's Armament Retooling and Manufacturing Support initiative. The actual facility moving expenses to relocate from Tucson, AZ to Mississippi is estimated at approximately $1,000,000 to be incurred in 2005.

CONTRACTUAL COMMITMENTS

As of June 30, 2004, the Company had contractual obligations in the form of non-cancelable operating leases and note payable to stockholder as follows:

                                                       PAYMENTS DUE BY PERIOD
                                               ----------------------------------------
                                  TOTAL         CURRENT        1-3 YEARS      4-5 YEARS
                                ----------     ----------     ----------     ----------
Operating leases                $2,928,750     $  330,000     $1,012,000     $1,586,750
Capital leases                       7,081          2,363          4,718             --
Note payable to stockholder      2,800,000      2,800,000             --             --
                                ----------     ----------     ----------     ----------
               Total            $5,735,831     $3,132,363     $1,016,718     $1,586,750
                                ==========     ==========     ==========     ==========

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

      - Changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and ruling or legislative action relating to procurement regulations enforcement and pricing;

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      We are exposed to market risk for the impact of interest rate changes, as the interest rate of our borrowings under our revolving credit agreement with our Chairman is subject to changes based on changes in the prime interest rate on the revolving credit agreement.

ITEM 4 CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our chief executive officer/chief financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2004, there were no significant changes in our internal controls over financial reports that have materially affected, or which are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

      During the three months June 30, 2004, the Company issued 1,763,351 shares of common stock upon exercise of outstanding options to employees, directors and consultants. The securities were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A special meeting of Stockholders was held on April 29, 2004. At the special meeting, the following matters were voted on and approved by our stockholders:

Matter                                                    Votes For       Votes Against    Votes Abstaining
------                                                    ---------       -------------    ----------------
Amendment of Certificate of Incorporation to change
our name to Ionatron, Inc.                                52,754,515           17,152           13,000

Amendment of Certificate of Incorporation to
increase our authorized shares of common stock from
75,000,000 to 100,000,000                                 52,402,852          371,615           10,200

Amendment of Certificate of Incorporation to
classify our Board of Directors into three classes        52,436,045          338,092           10,530

Approve our 2004 Stock Incentive Plan                     52,248,917          509,500           26,500


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

      (b)   Reports on Form 8-K,

            (i)   Report on form 8-K filed with the SEC on April 29, 2004

            (ii)  Report on form 8-K filed with the SEC on June 1, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                IONATRON, INC.


                                /s/ Thomas C. Dearmin
                                ------------------------------------------
                                Thomas C. Dearmin
                                President, Chief Executive Officer, and
                                Chief Financial Officer


Date: August 13, 2004