Form 10-Q
period 2004-09-30
IONATRON, INC.
filed 2004-11-15
CIK 879911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   FROM THE TRANSITION PERIOD FROM ___________________ TO ___________________


                        Commission File Number 001-14015

                                 Ionatron, Inc.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

            Delaware                                             77-0262908
--------------------------------------------------------------------------------
(State or other jurisdiction                                    IRS Employer
of incorporation or organization)                           (Identification No.)


  3590 East Columbia
  Tucson, AZ                                                       85714
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                       (Zip Code)


                                 (520) 628 7415
 -------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

 -------------------------------------------------------------------------------
              (former name, former address and former fiscal year,
                         if changed since last report)

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

                                Yes ____  No _X__

      Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 8, 2004 there were 70,397,384 shares of the issuer's common stock, par value $.001 per share, outstanding.

                                 IONATRON, INC.
                               September 30, 2004

PART I -   FINANCIAL INFORMATION

Item 1-    Consolidated Financial Statements (Unaudited)
               Consolidated Balance Sheets as of September 30, 2004
               and December 31, 2003                                           3

               Consolidated Statements of Operations for the three
               months ended September 30, 2004 and 2003                        4

               Consolidated Statements of Operations for the nine
               months ended September 30, 2004 and 2003                        5

               Consolidated Statement of Cash Flows for the nine
               months ended September 30, 2004 and 2003                        6

               Consolidated Statement of Stockholder's Equity (Deficit)
               for the nine months ended September 30, 2004                    7

               Notes to Consolidated Financial Statements                      8

Item 2-    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          20

Item 3-    Quantitative and Qualitative Disclosures About Market Risk         30

Item 4-    Controls and Procedures                                            30

PART II -  OTHER INFORMATION

Item 2-    Changes in Securities and Use of Proceeds                          30

Item 6-    Exhibits                                                           30

SIGNATURES                                                                    31

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 IONATRON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                                      ------------------    ------------------
                                                                         (Unaudited)             (Audited)
ASSETS
  Current assets
     Cash and cash equivalents                                           $  5,193,188         $    103,392
     Accounts receivable                                                      661,189               73,027
     Costs and estimated earnings in excess of
        billings on uncompleted contracts                                   1,633,381               31,427
     Inventory                                                                302,689               21,000
     Receivables from stockholder                                                --                107,482
     Other receivables                                                         76,935                 --
     Prepaid expenses                                                         119,657               47,905
                                                                         ------------         ------------

  Total current assets                                                      7,987,039              384,233
  Property and equipment, net                                               1,310,458            1,141,887
  Intangible assets subject to amortization                                   283,000                 --
  Intangible assets not subject to amortization                               603,000                 --
  Goodwill                                                                  1,328,809                 --
                                                                         ------------         ------------
  TOTAL ASSETS                                                           $ 11,512,306         $  1,526,120
                                                                         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities
     Current portion of capital lease obligation                         $      2,399         $       --
     Note payable to stockholder                                            2,800,000            4,300,000
     Accounts payable                                                       1,036,577              330,696
     Accrued expenses                                                         392,481              365,208
                                                                         ------------         ------------
  Total current liabilities                                                 4,231,457            4,995,904

  Capital lease obligation                                                      4,105                 --

  Commitments and contingencies

  Stockholders' equity
     Preferred stock, 1,000,000 shares authorized and unissued                   --                   --
     Common stock, $.001 par value, 100,000,000 shares
        authorized; 70,539,175 shares issued and outstanding at
        September 30, 2004 and 48,452,249 shares issued and
        outstanding at December 31, 2003                                       70,539               48,452
     Additional paid-in capital                                            10,372,358              471,548
     Accumulated deficit                                                   (3,166,153)          (3,989,784)
                                                                         ------------         ------------

  Total stockholders' equity (deficit)                                      7,276,744           (3,469,784)
                                                                         ------------         ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $ 11,512,306         $  1,526,120
                                                                         ============         ============

      See accompanying notes to unaudited consolidated financial statements

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                         ------------    ------------
                                             2004            2003
                                         ------------    ------------

Revenue                                  $  2,628,982    $    148,586

Cost of revenue                             2,441,243         137,874
                                         ------------    ------------

Gross profit                                  187,739          10,712

Operating expenses:
  General and administrative                  726,158         420,844
  Selling and marketing                       112,825          23,134
  Research and development                    211,895         329,550

                                         ------------    ------------
Total operating expenses                  1, 050,878          773,528
                                         ------------    ------------

Operating loss                               (863,139)       (762,816)

Other (expense) income
  Interest expense                            (46,539)        (52,832)
  Interest income                              13,652              --
                                         ------------    ------------
   Total other                                (32,887)        (52,832)
                                         ------------    ------------

Net loss                                 $   (896,026)   $    815,648)
                                         ============    ============

Net loss per share - basic and diluted   $      (0.01)   $      (0.02)
                                         ============    ============

Weighted average number of shares
   outstanding, basic and diluted          69,804,232      48,452,249
                                         ============    ============


      See accompanying notes to unaudited consolidated financial statements

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                             2004            2003
                                         ------------    ------------

Revenue                                  $  4,734,996    $    148,586

Cost of revenue                             4,422,996         137,874
                                         ------------    ------------

Gross profit                                  312,000          10,712

Operating expenses:
  General and administrative                2,491,097       1,634,061
  Selling and marketing                       344,897         189,395
  Research and development                    512,793         913,141
                                         ------------    ------------

     Total operating expenses               3,348,787       2,736,597
                                         ------------    ------------

Operating loss                             (3,036,787)     (2,725,885)

Other (expense) income
  Interest expense                           (164,239)       (134,189)
  Interest income                              34,873              --
                                         ------------    ------------
     Total other                             (129,366)       (134,189)
                                         ------------    ------------


Net loss                                 $ (3,166,153)   $ (2,860,074)
                                         ------------    ------------

Net loss per share - basic and diluted   $      (0.05)   $      (0.06)

 Weighted average number of shares
    outstanding, basic and diluted         63,383,784      48,452,249


      See accompanying notes to unaudited consolidated financial statements

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the nine months ended September 30,

                                                            2004            2003
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                              $ (3,166,153)   $ (2,840,075)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                          601,295       1,008,345
      Loss on equipment disposal                               2,188              --
      Changes in working capital components:
        Accounts receivable                                 (343,807)             --
        Other receivable                                     (76,935)        100,000
        Costs and estimated earnings in excess of
             billings on uncompleted contracts            (1,506,155)        (61,794)
        Inventory                                           (281,689)             --
        Prepaid expenses                                     (71,752)         (3,459)
        Accounts payable                                     828,438        (614,350)
        Accrued expenses                                    (268,897)        338,859
                                                        ------------    ------------
            Net cash (used in) operating activities       (4,283,467)     (2,072,474)
                                                        ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of equipment                                     (722,467)       (665,798)
  Proceeds from disposal of equipment                          3,208              --
  Receivables from stockholder                               107,482              --
  Acquisition of business, net of cash acquired             (573,233)             --
                                                        ------------    ------------
            Net cash (used in) investing activities       (1,185,010)       (665,798)
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable to stockholder                1,000,000       2,799,945
  Repayment on note payable to stockholder                  (500,000)       (120,000)
  Principal payments on capital lease obligation                (958)             --

  Cash acquired from reverse merger                        8,916,628              --
  Exercise of stock options and warrants                   1,142,603              --
                                                        ------------    ------------
            Net cash provided by financing activities     10,558,273       2,679,945
                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents       5,089,796         (58,327)

Cash and cash equivalents, beginning of period               103,392          97,206
                                                        ------------    ------------

Cash and cash equivalents, end of period                $  5,193,188    $     38,879
                                                        ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         CASH PAID DURING THE PERIOD FOR:
                            Interest                         164,036         134,188
                            Income taxes                      66,232              --

See non cash investing and financing activities at Note 13

      See accompanying notes to unaudited consolidated financial statements

                                 IONATRON, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (Unaudited)


                                                    -----------------------------
                                                             Common Stock
                                                    -----------------------------    Paid-In
                                                      Shares           Amount        Capital         Deficit          Total
                                                     ------------   ------------   ------------    ------------    ------------
Balance as of January 1, 2004                          48,452,249   $     48,452   $    471,548    $ (3,989,784)   $ (3,469,784)

Transfer of deficit on  termination  of
  Subchapter S election                                        --             --     (3,989,784)      3,989,784              --

Contribution of note payable to
  stockholders' equity                                         --             --      2,000,000              --       2,000,000

Issuance of common stock in merger                     19,346,090         19,346      8,897,282              --       8,916,628

Issuance of common stock in acquisition                   199,063            199      1,699,801              --       1,700,000

Exercise of stock options and warrants                  2,541,773          2,542      1,140,061              --       1,142,603

Shares delivered for services performed                        --             --        153,450              --         153,450
Net  loss  for the  nine  months  ended
September 31, 2004                                             --             --             --      (3,166,153)     (3,166,153)
                                                     ------------   ------------   ------------    ------------    ------------
Balance as of September 30, 2004                       70,539,175   $     70,539   $ 10,372,358    $ (3,166,153)   $  7,276,744
                                                     ============   ============   ============    ============    ============

        See Accompanying Notes to the Consolidated Financial Statements.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Through North Star, we are involved in the designing and manufacturing a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries.

BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Ionatron, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Research Acquisition Corp. as of September 30, 2004 (collectively, "Company," "Ionatron," "we," "our" and "us"). All intercompany balances and transactions have been eliminated.

      The consolidated financial statements and related notes thereto as of September 30, 2004 and 2003 and for the three and nine months ended September 30, 2004 and 2003 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2003 was derived from the audited financial statements. The consolidated balance sheet as of September 30, 2004 includes the accounts of North Star Research Company. The interim results are not necessarily indicative of the results for any future periods.

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

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

ACQUISITION

      In September 2004 Ionatron completed the acquisition of substantially all the assets of North Star Research Corporation ("North Star"), a New Mexico corporation engaged in the business of designing and manufacturing a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries.

      As consideration for North Star's assets, the Company paid $700,000, issued 199,063 shares of the Company's common stock and assumed liabilities for warranty claims and other accrued expenses. The Company recognized goodwill of $1,328,809 and intangible assets of $886,000 in the acquisition. The transaction was effected through a newly-formed subsidiary, North Star Research Acquisition Corp., a Delaware corporation, and was funded through cash on hand. Prior to the acquisition, the Company entered into a time and materials purchase order with North Star relating to power supply activities in an amount of $25,000.

      The following is a summary of the preliminary purchase price allocation for the acquisition


Current and other assets, net of cash acquired             $    340,154
Property and equipment                                           45,333
 Goodwill                                                     1,328,809
 Intangible assets                                              886,000
Accounts payable and accrued expenses                          (287,063)
Acquisition costs accrued                                       (40,000)
Issuance of common stock                                     (1,700,000)

 Net cash paid                                             $    573,233


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

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

VALUATION OF LONG-LIVED ASSETS INCLUDING INTANGIBLES SUBJECT TO AMORTIZATION

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

GOODWILL AND INDEFINITE LIFE INTANGIBLE ASSETS

We account for Goodwill and Indefinite Life Intangible Assets based on the method of accounting prescribed by the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," and we have determined that the consolidated company is a reporting unit. We believe that the North Star Research trade name is an indefinite life intangible asset.

Goodwill and indefinite life intangible assets will be tested annually for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue and the timing of expenses. We develop future cash flows based on projected sales with the assumption that expenses will grow at rates consistent with historical rates. If the expected cash flows are not realized, impairment losses may be recorded in the future.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit's fair value. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit's carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit's goodwill, an impairment charge is recorded for the difference.

The impairment evaluation for indefinite life intangible assets is performed by a comparison of the asset's carrying value to the asset's fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic, or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In addition, each reporting period, we evaluate the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

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

      We have provided a valuation allowance for the deferred tax assets related to the $27.1 million operating and $0.5 million capital loss carryovers of USHG. The USHG operating losses are available for deduction from our taxable income at a rate of approximately $2.8 million per year. The tax benefits related to deduction of the USHG losses will be added to paid-in capital.

RESEARCH AND DEVELOPMENT EXPENSES

      We expense our research and development costs as incurred.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

STOCK-BASED COMPENSATION

      We account for our stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." Nonemployee stock-based transactions are accounted for under SFAS 123.

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

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      No compensation cost has been recognized for options granted to employees for the three and nine months ended September 30, 2004 and 2003. The following pro forma information presents pro forma net loss information as if compensation expense had been recognized for stock options as determined under the fair-value-based method prescribed by SFAS No. 123 using the Black-Scholes options pricing model and amortized over the vesting periods of the related options:

                     For the nine months ended September 30,
--------------------------------------------------------------------------------
                                                  2004              2003
                                             ----------------  ----------------
 Net loss:
    As reported                              $   (3,166,153)   $   (2,860,074)
                                             ================  ================

    Pro forma stock compensation expense            (722,142)                -
    Actual non-cash consulting compensation          153,450                 -
                                             ----------------  ----------------

    Pro forma                                $   (3,734,845)   $   (2,860,074)
                                             ================  ================

 Net loss per share - basic and diluted:
    As reported                              $        (0.05)   $        (0.06)
                                             ================  ================

    Pro forma                                $        (0.06)   $        (0.06)
                                             ================  ================


      Compensation expense recorded for shares delivered to employees and non-employees for the nine months ended September 30, 2004 was approximately $153,000. No compensation expense was recorded for options to purchase shares or shares delivered for the nine months ended September 30, 2003.

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

2.  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

      Costs and estimated earnings in excess of billings on uncompleted contracts included $1,633,000 at September 30, 2004 and $31,000 at December 31, 2003 of recoverable costs for progress completed, but not yet billed at the end of the period. These were billed in the month following the relevant period.

3.       INVENTORIES

      Inventories, primarily consisting of labor, overhead and materials pertaining to long-term contracts, are carried at cost. At September 30, 2004, inventory was comprised only of materials.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                      September 30, 2004
                                         (Unaudited)        December 31, 2003
                                      ------------------    ------------------
Furniture and leasehold improvements  $           99,894    $           16,559

Equipment and software                         2,656,154             2,000,617
                                      ------------------    ------------------
                                               2,756,048             2,017,176

Less accumulated depreciation                 (1,445,590)             (875,289)
                                      ------------------    ------------------
Net property and equipment            $        1,310,458    $        1,141,887
                                      ==================    ==================


5.    INTANGIBLE ASSETS

      The intangible assets recognized from the North Star acquisition is comprised of the following as of September 30, 2004:

Intangible assets subject to amortization
     Patent                                 $ 34,000

     Contractual backlog                      37,000
     In process research and development     283,000
                                            --------
Total                                       $212,000
                                            ========

Intangible assets not subject to
amortization
     Tradename                              $603,000
                                            ========

      The estimated future amortization expense related to the purchased intangible assets at September 30, 2004 is as follows:

Fiscal year:
     2004 (3 months)                     $  223,000
     2005                                $   34,000
     2006                                $    7,000
     2007                                $    7,000
     2008                                $    7,000
     2009                                $    5,000

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.    ACCRUED EXPENSES

      Accrued expenses consists of accruals for rent, professional fees, deferred rent, interest on note payable to stockholder, payroll liabilities and warranty claims. Included in the acquisition of North Star's assets, the Company assumed liabilities for warranty claims against the purchased assets for $40,000. The warranty is for products sold within the past year and will be re-evaluated throughout the year.

7.    NOTE PAYABLE TO STOCKHOLDER

      The Company's Chairman, a significant stockholder, has provided funds from the inception of the Company under a revolving credit arrangement. The maximum amount borrowed was $5.3 million. After pay down of $500,000 and contribution of $2 million of the revolving credit into equity in the first quarter of 2004, the remainder of $2.8 million was incorporated into a new $3 million revolving credit arrangement with same terms of the original revolving credit agreement. The note payable to stockholder bears interest at a variable annual rate equal to the prime rate plus two percent (2%), is due upon demand subject to Board approval, and is collateralized by the assets of our subsidiary, Ionatron Technologies, Inc. $2.8 million and $4.3 million were outstanding under the revolving credit arrangements at September 30, 2004 and December 31, 2003, respectively. Interest paid to stockholder was approximately $164,000 and $134,000 for the nine months ended September 30, 2004 and 2003, respectively.

8.    STOCKHOLDERS' EQUITY

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

      STOCK WARRANT AND DEVELOPMENT AGREEMENT

      In October 2003, we entered a Development Agreement with a third party whereby the Company issued a warrant, which expires October 2008, to purchase 1,028,076 common shares at $0. Substantially all of the non-financial terms of the development agreement including the identity of the third party are classified by the U.S. Government. The Development Agreement provides the third party with ownership rights to intellectual property developed on behalf of the third party and certain license rights in exchange for a payment of $2,400,000. In addition, the Development Agreement provides for reimbursement of up to one third of our actual labor, material and external consulting costs expended under the Development Agreement. The initial $500,000 payment under the agreement was considered as payment for the warrant and was recorded as additional paid-in-capital. 1,028,076 shares of common stock issued in the Merger are being held in escrow pending issuance under the warrant. The third party and our management are in communication regarding the modification of the Development Agreement and terms of the Warrant.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      STOCK OPTIONS AND WARRANTS

      At September 30, 2004 there were options and warrants to purchase approximately 4.6 million shares of common stock outstanding. Options and warrants issued by USHG covering approximately 5.5 million shares of common stock exercisable, at exercise prices ranging from $.25 to $.63, until 2013 were outstanding at the date of the merger. Subsequent to the Merger and through September 30, 2004, options to purchase 1,743,675 shares of common stock were granted and options to purchase 2,584,633 shares of common stock were exercised. Of the total options granted, options to purchase 300,000 shares with an exercise price of $3.00 were granted to consultants for services provided in connection with the Merger. The remainder , some of which vest at date of grant and others which vest over one year to four year periods, were granted to directors and employees and have exercise prices ranging from $2.85 to $8.79. We may issue up to 3,000,000 shares of common stock at terms and conditions approved by the Board at dates of issuances under the stock incentive plan approved by our stockholders on April 29, 2004. As of November 11, 2004, options to purchase 636,175 shares have been granted under this plan.

9.    SIGNIFICANT CUSTOMERS

      Currently our sole customer is the U. S. Government.

10.   RETIREMENT PLANS

      We established a 401(k) plan for the benefit of our employees. We may make discretionary contributions to the plan. In the first three quarters of 2004 and fiscal years 2003 and 2002, the Company did not contribute to the 401(k) plan.

11.   COMMITMENTS AND CONTINGENCIES

      LEASES

      We lease office, manufacturing and storage space at our Tucson facility at an annual rental of $330,000 under a non-cancelable operating lease agreement from a company that is majority owned by our Chairman and other principal stockholders. The lease expires in November 2012, contains renewal options and an escalation provision at the end of five years that increases our annual rent by $49,500. We are also responsible for certain property related costs, including insurance, utilities and property taxes. Rent expense for 2003 and 2002 was approximately $90,000 for each quarter.

      We also lease office, manufacturing and storage space at our Albuquerque facility at an annual rental of approximately $58,300 under an operating lease agreement. The lease expires in August 2007 and contains an escalation provision for the last 12 months of the lease that increases our annual rent by $1,700. The lease also contains an early termination provision effective after February 28, 2005 which is permissible with a 120 advance notice and a payment of $10,000. We are also responsible for certain property related costs, including insurance and utilities.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Future annual minimum lease payments under these leases are:

Years ending December 31,                      Amount
----------------------------------        -----------------
2004                                       $   97,089

2005                                          388,356

2006                                          388,939

2007                                          336,188

2008                                          379,500

Thereafter                                  1,470,562
                                           ----------
Total                                      $3,060,634
                                           ==========


      In addition to the lease payments set forth above, we have entered into a lease for 50,148 square feet of office, manufacturing and warehouse facilities at the Stennis Space Center in Mississippi that is expected to commence on or after March 30, 2005. The lease is for a 5-year term with the annual rent increasing from $266,000 in the first year to $280,000 in the final year for an aggregate commitment of $1,367,000. The lease may be renewed three times in five-year increments. The facility requires a number of improvements before we will take possession. We have no financial obligations until the improvements are completed to our satisfaction and the property is turned over to us. We have paid a $22,000 deposit on the building and will be required to pay another $22,000 deposit upon acceptance.

      GUARANTEES

      We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a directors and officer liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of September 30, 2004.

12.   INCOME TAXES

      Income tax benefits of approximately $1,266,000 resulting from the loss in the nine months ended September 30, 2004 are available for deduction from future taxable income. We have provided a valuation allowance for all of these income tax benefits.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

13.   SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Investing and Financing Activities:
                                                 Nine months ended September 30,
                                               ----------   ----------
                                                     2004         2003
                                               ----------   ----------
Conversion of note payable to common stock     $2,000,000   $  --
Equipment purchased under capital lease             7,462      --
Shares delivered to consultants for services
   Performed                                      153,450      --
Shares issued in acquisition                    1,700,000      --

Acquisition costs accrued                          40,000      --

Assets and liabilities in North Star
   acquisition

Current and other assets, net of cash
   acquired                                      (340,154)

Property and equipment                            (45,333)

Goodwill                                       (1,328,809)

Intangible assets                                (886,000)

Accounts payable and accrued expenses             287,063

14.   SUPPLEMENTAL PRO FORMA

      The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the nine months ended September 30, 2004 and for the year ended December 31, 2003 as if the recently completed acquisition of North Star had occurred at the beginning of each period:

                                                 Nine months ended   Year ended
                                                   September 30,    December 31,
                                                        2004           2003
                                                   -------------   -------------
Revenue                                            $  6,656,293    $  3,645,876

Net Loss                                           $ (3,206,601)   $ (3,184,651)

Net loss per share - basic and diluted             $      (0.05)   $      (0.07)

Basic and diluted pro forma weighted average
number of common shares outstanding                  63,582,847      48,651,312

Due to the pending audit of the North Star financial statements for the nine months ended September 30, 2004 and for the year ended December 31, 2003, we have cast these proforma disclosures using our best estimate of the actual historical results of North Star. These estimates are subject to change pending the completion of the audit.

                                 IONATRON, INC.
                               September 30, 2004

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

OVERVIEW

      On March 18, 2004, a subsidiary of U. S. Home & Garden Inc. (USHG), a non-operating, publicly traded company merged into Ionatron Technologies, Inc., formerly Ionatron, Inc. (the "Merger"). Following the Merger, USHG stockholders held 33.89 % and Ionatron stockholders held 66.11% of the outstanding USHG common stock. The combination has been accounted for as a recapitalization of Ionatron, Inc., from our inception on September 3, 2002, and the issuance of 19,346,090 common shares and 5,492,009 options and warrants to the USHG stockholders on the date of merger in exchange for cash. The consolidated financial statements reflect the historical results of Ionatron, Inc., prior to March 18, 2004 and the consolidated results of operations of the Company since March 18, 2004. On April 29, 2004, our stockholders approved the change of our corporate name to Ionatron, Inc., an increase of our authorized common stock to 100,000,000 shares and the classification of our Board of Directors into three classes. We also changed our fiscal year end from June 30 to December 31. The common stock and per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the re-capitalization.

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

                                 IONATRON, INC.
                               September 30, 2004

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

      In order to help manage the Ionatron interface with our government customers and their congressional funding counterparts, we maintain an ongoing relationship with a well-known and qualified Washington, DC based government relations firm. We also have an established Executive Vice President of Business Operations, whose group will be expanding this year as we aggressively market our U.S. Government products.

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

                                 IONATRON, INC.
                               September 30, 2004

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

      North Star Operations

      North Star is engaged in the business of designing and manufacturing a broad range of high voltage equipment for the defense, aerospace, semi-conductor and medical industries. The business has ongoing contracts for research and development with customers such as the United States Air Force, Sandia National Laboratory and Los Alamos National Laboratory. Prior to the acquisition, Ionatron had been working with North Star to develop and manufacture the electrical sources for the Laser Induced Plasma Channel directed energy guided electrical products.

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

                                 IONATRON, INC.
                               September 30, 2004

      Properties

      Ionatron currently is located in a 25,000 square foot research and development and prototyping facility. We have numerous LIPC system test beds, laser source design and assembly, optical design and assembly, machine shop, engineering, research and development, electrical source design and fabrication, indoor test and effects range, as well as the general and administrative functions. The facility is limited in production capabilities but is capable of performing our existing contracts and the LIPC transportable demonstrator contract. We also lease 7,500 square feet office, manufacturing and storage space at our Albuquerque facility with assembly areas to build custom ordered high voltage power supplies as well as offices for general and administrative.

      Employees

      We currently have fifty-six employees, compared to thirty-three on June 30, 2004, twenty-two of which are in management and general administrative, two are in human resources, fifteen are in technical and engineering and seventeen are in manufacturing. The majority of the increase in employees during the quarter is the result of the North Star purchase with twenty employees. We expect to significantly increase the number of our personnel by the over the next several months, primarily in research, engineering and manufacturing.

CODE OF ETHICS AND BUSINESS CONDUCT

      Upon request made to us in writing at the following address, our Code of Ethics and Business Conduct will be provided without charge:
            Ionatron, Inc.
            Attn: Human Resources
            3590 E Columbia
            Tucson, AZ 85714

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

                                 IONATRON, INC.
                               September 30, 2004

      Revenues for other products and services are recognized when such products are delivered and, in connection with certain sales to government agencies, when the products and services are accepted, which is normally negotiated as part of the initial contract.

Long-lived Assets Including Intangibles Subject to Amortization

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

Goodwill and Indefinite Life Intangible Assets

We account for Goodwill and Indefinite Life Intangible Assets based on the method of accounting proscribed by the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," and we have determined that the consolidated company is a reporting unit. We believe that the North Star Research trade name is an indefinite life intangible asset.

Goodwill and indefinite life intangible assets will be tested annually for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue and the timing of expenses. We develop future cash flows based on projected sales with the assumption that expenses will grow at rates consistent with historical rates. If the expected cash flows are not realized, impairment losses may be recorded in the future.

For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit's fair value. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit's carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit's goodwill, an impairment charge is recorded for the difference.

                                 IONATRON, INC.
                               September 30, 2004

The impairment evaluation for indefinite life intangible assets is performed by a comparison of the asset's carrying value to the asset's fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic, or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In addition, each reporting period, we evaluate the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

RESULTS OF OPERATIONS

      COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

      The following table sets forth certain financial data for each three months ended:

                                    September 30,      September 30,
                                             2004               2003
                                  ---------------    ---------------
Revenue                           $     2,628,982    $       148,586
Cost of revenue                         2,441,243            137,874
Expenses:
General and administrative                726,158            420,844
Selling and marketing                     112,825             23,134
Research and development                  211,895            329,550
Interest expense                           46,539             52,832
Interest income                            13,652                 --

Net loss                          $      (896,026)   $      (815,648)


      REVENUE

      Revenue for the three months ended September 30, 2004 was derived from continued work on four existing contracts. The contracts are expected to be completed in 2005. Revenue for the three months ended September 30, 2003 was based on our initial government contract. We are presently working on three contracts with a backlog of approximately $8,505,000 as of September 30, 2004 , which does not include the previously announced $12.6 million Department of Defense budget funding line item for the development of Laser Induced Plasma Channel Technology. This 2005 line item is a Navy program, which is a follow on to our 2004 Navy Congressional defined program. We have submitted a proposal which is being negotiated with the Department of Navy and we anticipate getting a continuing contract with the Department of the Navy upon completion of these negotiations.

      COST  OF REVENUE

      Our cost of revenue for the three months ended September 30, 2004 and 2003 was $2,441,000 and $138,000, respectively and was comprised of direct costs and administrative and manufacturing overhead. Our costs of revenue are expected to increase in connection with our completion of our projects in process as well as anticipated future projects.

                                 IONATRON, INC.
                               September 30, 2004

      GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

      The increase in general, administrative and selling expenses during the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was primarily payroll related due to building infrastructure to support current and planned operations as will as increased legal and accounting costs. We expect a continued trend toward increased general and administrative to support our planned activities.

      RESEARCH AND DEVELOPMENT EXPENSES

      The decrease in research and development expenses during the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was primarily due to the transfer of certain material, personnel and consulting expenses to cost of sales in 2004 as certain research and development, in which we retain rights to the results of the research, begins to be funded under our contracts.

      COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
            2003

      The following table sets forth certain financial data for the nine months ended:

                                 September 30,        September 30,
                                          2004                 2003
                             -----------------    -----------------
Revenue                      $       4,734,996    $         148,586
Cost of revenue                      4,422,996              137,874
Expenses:
General and administrative           2,491,097            1,634,061
Selling and marketing                  344,897              189,395
Research and development               512,793              913,141
Interest expense                       164,239              134,189
Interest income                         34,873                   --
Net loss                     $      (3,166,153)   $      (2,860,074)


      REVENUE

      Revenue for the nine months ended September 30, 2004 was derived from continued work on four existing contracts. The revenue for the nine months ended September 30, 2003 was based on our initial government contract.

      COST  OF REVENUES

      Our cost of revenues consisting of materials purchased, direct labor and manufacturing and administrative overhead for the nine months ended September 30, 2004 and 2003 was $4,423,000 and $138,000, respectively.

                                 IONATRON, INC.
                               September 30, 2004

      GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

      The increase in general, administrative and selling expenses during the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 was primarily payroll related due to building infrastructure to support current and planned operations as well as increased legal and accounting costs. We expect a continued trend toward increased general, administrative to support our planned activities.

      RESEARCH AND DEVELOPMENT EXPENSES

      The decrease in research and development expenses during the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 was primarily due to the transfer of certain material, personnel and consulting expenses to cost of sales in 2004 as certain research and development, in which we retain rights to the results of the research, is funded under our contracts.

      LIQUIDITY AND CAPITAL RESOURCES

      Our cash position increased during the nine months ended September 30, 2004 by $5.1 million. At September 30, 2004 we had approximately $5.2 million of cash and cash equivalents. During the nine months ended September 30, 2004, we used $4.3 million in operations primarily as a result of a net loss of $3.2 million, an increase in accounts receivable of $344,000 and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $1.5 million, which were partially offset by a net increase in accounts payable and accrued expenses of $560,000 and an increase in non-cash charges for depreciation and amortization of $601,000. We also purchased $722,000 of equipment during the nine months ended September 30, 2004 which was financed, by borrowings from our Chairman and cash acquired in the merger. Our borrowing arrangement with our Chairman, which is due on demand, was restructured following a $500,000 payment and $2,000,000 conversion to equity, resulting in a $3 million revolving credit arrangement. The $700,000 cash paid for the acquisition of North Star was funded through cash on hand. During the nine months ended September 30, 2004, we received approximately $1.2 million from the exercise of stock options and warrants.

      We believe that we will have sufficient working capital to fulfill this and next year's existing contracts and expected contracts. The transportable demonstrator contract and at least two of the other Ionatron contracts that presently represent a major portion of our current activity are on a cost plus fee basis. This means all work is performed at Ionatron government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly. Other contracts are at fixed prices which have commercial type gross margins associated with them.

      As additional contracts are expected, we are preparing to move operations to the NASA Stennis Space facility located on the Gulf Coast of Mississippi in 2005. It is expected that the cost of upgrading the facility will be paid for by through the U.S. Army's Armament Retooling and Manufacturing Support initiative. Startup costs for the Mississippi facility are expected to be incurred in 2005.

                                 IONATRON, INC.
                               September 30, 2004

CONTRACTUAL COMMITMENTS

As of September 30, 2004, the Company had contractual obligations in the form of non-cancelable and cancelable operating leases and note payable to stockholder as follows:

                                                   Payments Due by Period
                                           ------------------------------------
                                Total       Current     1-3 years    4-5 years
                              ----------   ----------   ----------   ----------
Operating leases              $2,294,267   $  388,356   $1,146,911   $  759,000
Capital leases                     6,504        2,399        4,105           --
Note payable to stockholder    2,800,000    2,800,000           --           --
                              ----------   ----------   ----------   ----------
         Total                $5,100,771   $3,190,775   $1,151,016   $  759,000
                              ==========   ==========   ==========   ==========

In addition to the commitment schedule above, we have entered into a lease for 50,148 square feet of office, manufacturing and warehouse facilities at the Stennis Space Center in Mississippi that is expected to commence on or after March 30, 2005. The lease is for a 5-year term with the annual rent increasing from $266,000 in the first year to $280,000 in the final year for an aggregate commitment of $1,367,000. The lease may be renewed three times in five-year increments. The facility requires a number of improvements before we will take possession. We have no financial obligations until the improvements are completed to our satisfaction and the property is turned over to us. We have paid a $22,000 deposit on the building and will be required to pay another $22,000 deposit upon acceptance.

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

                                 IONATRON, INC.
                               September 30, 2004

      - Sales agreements with the U.S. government typically provide for termination at any time and may contain unfavorable terms;

      - Dependence on qualified subcontractors for parts of our research and development activities;

      - Inability to raise sufficient financing for, among other things, expanded manufacturing and assembly activity;

      -     Failure to successfully field test our weapon products;

      -     Inability to collect amounts due to us from our customers; and

      -     Our failure to provide adequate customer service.

      Negative developments in these areas could have a material effect on our business, financial condition and results of operations.

                                 IONATRON, INC.
                               September 30, 2004

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

ITEM 4  CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our chief executive officer/chief financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2004, there were no significant changes in our internal controls over financial reports that have materially affected, or which are reasonably likely to materially affect our internal controls over financial reporting.

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

      During the three months September 30, 2004, the Company issued 778,422 shares of common stock upon exercise of outstanding options to employees, directors and consultants. The securities were issued pursuant to an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

ITEM 6.  EXHIBITS

10.1 Tenant use contract between the Company and Mason Technology Inc. dated July 14, 2004.

31.1 Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

                                 IONATRON, INC.
                               September 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 IONATRON, INC.

                /s/ Thomas C. Dearmin
                -------------------------------------------
                    Thomas C. Dearmin
                    President, Chief Executive Officer, and
                    Chief Financial Officer


Date: November 15, 2004