Form 10-K
period 2004-12-31
IONATRON, INC.
filed 2005-03-16
CIK 879911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
      __________

                        COMMISSION FILE NUMBER 001-14015

                              ---------------------

                                 IONATRON, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                               -------------------

              DELAWARE                              77-0262908
   ------------------------------          ---------------------------
  (State or Other Jurisdiction of         (IRS Employer Identification
  Incorporation or Organization)                     Number)

        3590 EAST COLUMBIA STREET
        TUCSON, ARIZONA                                        85714
       (Address of Principal Executive Offices)             (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (520) 628-7415

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE





        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
                          COMMON STOCK, $.001 PAR VALUE
                        ----------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [_]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2004 (the last day of the registrant's most recently completed second quarter) was approximately $137,991,000.

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of March 15, 2005 was 71,171,363.

                                 IONATRON, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                      INDEX

                                                                       PAGE NO.

PART I.

     Item 1.    Business..................................................    4

     Item 2.    Properties................................................    7

     Item 3.    Legal Proceedings.........................................    8

     Item 4.    Submission of Matters to a Vote of Security
                Holders...................................................    8

     PART II.

     Item 5.    Market for Registrant's Common Equity and Related Stockholder
                Matters and Issuer Purchases of Equity Securities.........    8

     Item 6.    Selected Financial Data...................................    8

     Item 7.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations.....................................   10

     Item 7A.   Quantitative and Qualitative Disclosures About Market
                Risk......................................................   17

     Item 8.    Financial Statements and Supplementary Data...............   17

     Item 9.    Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosure .....................................   17

     Item 9A.   Controls and Procedures...................................   17

     Item 9B.   Other Information.........................................   17

PART III.

     Item 10.   Directors and Executive Officers of the Registrant........   18

     Item 11.   Executive Compensation....................................   22

     Item 12.   Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters...........................   24

     Item 13.   Certain Relationships and Related Transactions............   27

     Item 14.   Principal Accountant Fees and Services....................   27

PART IV:

     Item 15.   Exhibits and Financial Statement Schedules................   28

Signatures:    ...........................................................   31

                                     PART I

ITEM 1. BUSINESS:

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS:

Certain statements in this Form 10-K constitute forward-looking statements for purposes of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated" "estimates", "plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors above. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

AVAILABLE INFORMATION:

Ionatron makes available free of charge on its website at www.ionatron.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonable practical after electronically filing or furnishing such material to the Securities and Exchange Commission (SEC).

This report may be read or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

GENERAL:

On March 18, 2004, a subsidiary of U. S. Home & Garden Inc. (USHG), a non-operating, publicly traded company, merged into Ionatron Technologies, Inc., formerly Ionatron, Inc. (the "Merger"). Following the Merger, USHG shareholders held 33.89% and Ionatron shareholders held 66.11% of the outstanding USHG common stock. The combination has been accounted for as a recapitalization of Ionatron, Inc., from our inception on June 3, 2002, and the issuance of 19,346,090 common shares and 5,429,009 options and warrants to the USHG shareholders on the date of merger in exchange for cash. The consolidated financial statements reflect the historical results of Ionatron, Inc., prior to March 18, 2004 and the consolidated results of operations of the Company since March 18, 2004. On April 29, 2004, our shareholders approved the change of our corporate name to Ionatron, Inc., an increase of our authorized common stock to 100,000,000 shares and the classification of our Board of Directors into three classes. We also changed our fiscal year end from June 30 to December 31. The common stock and per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the re-capitalization.

Ionatron was formed on June 3, 2002 to develop and market Directed Energy Weapon technology products initially for sale to the U.S. Government. The goal of the Company is to produce products that incorporate our technology initially for specific U.S. Government customer applications and platforms. Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based directed energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future. During 2003 and 2002, the Company engaged in research and development and business development activities culminating in our first U.S. Government contract in September of 2003. During 2004 we demonstrated the laser guided man-made lightning directed energy technology in the laboratory; demonstrated the technology effects on a variety of targets both under U.S. Government contract and using internal research and development funding; delivered a compact laser source specifically designed to enable the technology under a U.S. Government contract; and commenced a U.S. Government contract for the development of a system on a mobile platform for field demonstration and testing.

Our manufacturing facility at the NASA Stennis Space Center is being upgraded, utilizing $2 million in U.S. Army funding and is expected to be available for occupancy by Ionatron in early April 2005. The Stennis manufacturing facility will be utilized for LIPC production, when our government customers are satisfied that LIPC is ready for low rate initial production. The Mississippi facility will also be used for extended range testing and effects testing. It is also anticipated we will use the facility for any production level contracts from our North Star Acquisition Corp. subsidiary. We will prepare the facility for range testing and manufacturing throughout 2005 with some level of production being anticipated in 2005.

In September 2004, Ionatron completed the acquisition of substantially all the assets of North Star Research Corporation ("North Star"), a New Mexico corporation engaged in the business of designing and manufacturing a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries. As consideration for North Star's assets, the Company paid $700,000, issued 199,063 shares of the Company's common stock and assumed liabilities for warranty claims and other accrued expenses. The Company recognized goodwill of $1,487,884 and intangible assets of $886,000 in the acquisition. The transaction was effected through a our subsidiary, North Star Research Acquisition Corp., a Delaware corporation, and was funded through cash on hand.

The Government's interest level in our technology continues to escalate, which has led to LIPC being put into the 2006 Department of Defense (or DoD) budget as a separate line item. The continued move by the DoD towards directed energy solutions for soldiers, versus traditional ballistic technologies, leads us to believe that DoD spending in the coming years will continue to increase in the annual defense budget.

In January 2005, we doubled the space at our North Star Acquisition Corp. subsidiary in anticipation of continued growth in its product line. Through North Star Acquisition Corp., we are involved in the design and manufacture of a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries. We intend for North Star Acquisition Corp. to grow its base of business in both the defense sector and commercial enterprises.

Overall, we expect 2005 to be a transition year. We will continue the long-term development of our LIPC product line and expect that some specific LIPC products, for some mission specific applications, will enter into low rate initial production. We anticipate growth at our North Star facility and anticipate that some of its development contracts will turn into production contracts.

Our executive office is located at 3590 East Columbia Street, Tucson, Arizona 85714 and its telephone number is (502) 628-7415.

IONATRON OPERATIONS:

We are a new technology company working under contracts with agencies of the U.S. Government concerned with national security that has developed and demonstrated in our laboratory a novel internally developed directed energy weapon technology called LIPC. Our LIPC technology controls and directs electrical energy between two points. Our business strategy is to continue long-term development of the technology for multiple national security and defense applications, as well as develop applications in other commercial sectors. Short-term military applications have been demonstrated to our customers. Our immediate plan is to manufacture transportable demonstrators for those applications for various U.S. Government organizations, in order to demonstrate the field utility of the technology. In April 2004, we received a $9 million contract for one such unit. Upon completion of this contract the intent is to transition to building prototypes and a limited number of production units as soon as it is practicable. We cannot assure that the demonstrator will perform to the specifications required or that additional prototypes or units will be ordered.

We have had meetings and performed demonstrations of the technology for all branches of the U.S. Military, as well as many other U.S. Government organizations involved in various defensive, anti-terrorism, or offensive military type operations. We currently have many potential contracts in the negotiation stage and have U.S. Government customers actively seeking short-term and long-term funding for our projects. We cannot assure that any such contracts will become finalized in a timely manner or at all.

In order to help manage our interface with our government customers and congressional funding counterparts, the Company maintains an ongoing relationship with a well-known and qualified Washington, D.C. based government relations firm. The Company also has an established Executive Vice President Programs, whose group will be expanding this year as we aggressively market our U.S. Government products.

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

We intend to take advantage of, and utilize, existing and mature laser targeting and tracking technology for our systems with slight modifications. We are in negotiations with three vendors to supply, to its specifications, the electrical system requirements and have received a working prototype from one vendor. Outsourcing such supply requirements is intended to free up the technical personnel and other resources to work on development of next generation electrical sources, now that we have developed at least one electrical source that can be manufactured for them by outside sources. We also have optical components and sections of its laser sources manufactured by outside vendors, which are then assembled and integrated at Ionatron to produce the final laser source for its LIPC systems.

These LIPC systems will be self-contained units that operate off of existing power supplies found on typical mobile military platforms, such as HMMWV's. Due to the low average power requirements of its systems, no additional or exotic power systems will be required to support these systems. Future systems will utilize the advanced electrical technologies developed for other military programs to support more compact sources, and smaller, lighter LIPC systems that can be mounted on smaller, autonomous platforms now under development in other government programs.

The targets, effects, ranges, voltages and currents delivered, along with many other aspects of the technology are classified under specific Department of Defense guidelines and, consequently, cannot be disclosed to the public.

NORTH STAR OPERATIONS:

North Star Acquisition Corp. is engaged in the business of designing and manufacturing a broad range of high voltage equipment for the defense, aerospace, semi-conductor and medical industries. The business has ongoing contracts for research and development with customers such as the United States Air Force, Sandia National Laboratory and Los Alamos National Laboratory. Prior to the acquisition, we had been working with North Star to develop and manufacture the electrical sources for the LIPC directed energy guided electrical products.

PATENTS/PROPRIETARY INFORMATION:

We have numerous patent applications in various stages of preparation and prosecution, which we believe has novel intellectual property and that it might be able to secure patents that operate to protect our proprietary technical information and capabilities that will give them the competitive advantage to continue to be the leader in the technology. Some of these patents will be evaluated by the government to determine if the technology will be classified in nature, and thus will be not be published as specified under section 181 of the U.S. Patent Act. We also have proprietary information in the form of trade secrets and technology specific know-how that should give us additional competitive advantages.

CUSTOMER DEPENDENCY AND ELECTION OF GOVERNMENT:

Our revenues are derived from contracts with the U.S. Government or contractors to the U.S. Government which represents approximately 99% and 100% of total revenue for 2004 and 2003, respectively. The loss of any of these customers would have a material adverse effect on Ionatron. All contracts are subject to renegotiation of profits or termination at the election of the Government.

RESEARCH AND DEVELOPMENT:

We have funded our original research and development through capital investment by its founders and we retain the ownership of all the original intellectual property, which we believe is necessary to use and control the technology. We also outsource certain research tasks to experienced individuals or companies for some activities that require sophisticated laboratory equipment or optical modeling programs we do not have at our disposal. We have over ten relationships of this kind, which provide that any intellectual property developed under the agreement is the sole property of Ionatron. Our research and development expense for 2002, 2003 and 2004 was $264,799, $1,151,350 and $808,242, respectively.

Our short-term research and development goals are to complement the existing system design by developing more efficient and compact laser sources, electrical sources, and lower cost more efficient optical beam trains. Our government customers fund some of this development work. Most of our research related work is funded internally in order to capture any intellectual property rights from novel processes and inventions that may arise.

Our long-term research is to identify the long-range physical limits of the technology. This work relates to understanding the long-range capabilities of LIPC from alternative and potentially technically superior optical sources and new potential wavelengths that it may be advantageous to exploit. This work includes efforts to achieve a more complete understanding of the entire physical laws we work within regarding atmospheric physics, plasma physics, and the future capabilities of new solid-state laser materials and laser processes that may enable the technology to be more fully exploited.

We also intend to explore other uses of the technology in the existing application area as well as completely novel applications in commercial sectors outside the defense and national security application areas.

EMPLOYEES:

As of March 2005, we had 70 employees, compared to 12 on December 31, 2003, 28 of which are in management and general administrative, 2 are in human resources, 18 are in technical and engineering and 22 are in manufacturing. The increase in employees was fueled by the need to increase staff to meet the demands of our contract commitments as well as the acquisition of North Star. We expect to significantly increase the number of our personnel over the next several months, primarily in manufacturing.

RISKS FACTORS

Future results of operations of Ionatron involve a number of known and unknown risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to those risks set forth in Exhibit 99.1 hereto.

ITEM 2. PROPERTIES:

Our executive office currently is located at 3590 East Columbia Street, Tucson, Arizona, where we lease approximately 25,000 square feet of space. The lease commitment on this property expires November 2012. This is primarily a research and development and prototyping facility. Our North Star subsidiary leases a 12,000 square feet office, manufacturing and storage space at 4421 McCleod Street NE, Albuquerque, New Mexico with assembly areas to build custom ordered high voltage power supplies as well as offices for general and administrative.

In addition, we have entered into a lease for 50,148 square feet of office, manufacturing and warehouse facilities at the Stennis Space Center in Mississippi that is expected to be available for occupancy early April 2005. The lease is for a five-year term. The lease may be renewed three times in five-year increments. The facility is being improved by the landlord to make the space ready for lease and these improvements must be completed before we will take possession. We do not have access to or control over the facility and have no financial obligations until the improvements are completed to our satisfaction and the property is turned over to us. We are not subject to any incentives or allowances for leasehold improvements from the landlord. See Note 13 to the Consolidated Financial Statements of our 2004 Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS:

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not Applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES:

Our common stock is currently listed on the NASDAQ Stock Market, trading under the symbol "IOTN." In 2004, our common stock was traded on the Over-The-Counter electronic bulletin board (the "OTC BB") maintained by NASD under the symbol "IOTN". The following table sets forth information as to the price range of our common stock for the period January 1, 2004 through December 31, 2004. No dividends on common stock were declared for this period. The table reflects the range of high and low sales prices per share as reported on the OTC BB.

                                                 High            Low
                                                 ----            ---
    Quarterly Periods
          2004
          ----
                First                        $   4.98        $   0.48
                Second                           8.40            3.00
                Third                            9.60            4.55
                Fourth                          11.60            5.90

As of March 3, 2005, there were approximately 241 holders of record of Ionatron's common stock.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained herein in Item
8. "Financial Statements and Supplementary Data," the information contained herein in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information contained herein in Item 1. "Business." Historical results are not necessarily indicative of future results.

Following is a summary of Ionatron's selected financial data for the years ended and as of December 31, 2002, 2003, and 2004. The financial data for 2004 includes the effect of the acquisition of substantially all the assets and some of the liabilities of North Star Research Corporation on September 30, 2004 by our subsidiary North Star Acquisition Corp. The financial results include the results of operations of North Star Acquisition Corp. from October 1 2004 to December 31, 2004.

      CONSOLIDATED STATEMENT OF EARNINGS DATA:



                                             For The Period     Years Ended December 31
                                              June 3 to
                                              December 31,

                                                                -----------------------
                                                2002            2003            2004
                                                ----            ----            ----
Revenue                                    $         --    $    383,273    $ 10,930,522
Cost of revenue                                      --        (356,822)    (10,094,379)
Operating expenses:

     General and administrative                 429,352       1,681,174       2,565,778
     Selling and marketing                       53,524         239,847         544,564
     Research and development                   264,799       1,151,350         808,242
     Other expenses - net                            --         196,189         168,987
                                           ------------    ------------    ------------
        Loss before provision for
        income taxes                           (747,675)     (3,242,109)     (3,251,428)
                                           ------------    ------------    ------------
Provision for income taxes                           --              --           9,577
                                           ------------    ------------    ------------
    Net loss                               $   (747,675)   $ (3,242,109)   $ (3,261,005)
                                           ============    ============    ============
Basic and diluted net loss per share       $      (0.02)   $      (0.07)   $      (0.05)

Weighted average number of common shares
outstanding                                  48,452,249      48,452,249      65,264,393


     CONSOLIDATED BALANCE SHEET DATA:

                                         2002             2003           2004
                                         ----             ----           ----
Cash and cash equivalents            $    97,206     $   103,392     $ 3,495,779
Total assets                           1,360,627       1,526,120      12,537,891
Total debt                             1,175,000       4,300,000       3,005,088
Total liabilities                      2,088,302       4,995,904       5,308,215
Total stockholders' equity              (727,675)     (3,469,784)      7,216,617

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion and analysis should be read in conjunction with Ionatron's consolidated financial statements and the related notes that are included elsewhere herein.

Ionatron develops and markets Directed Energy Weapon technology products initially for sale to the U.S. Government. Our goal is to produce products that incorporate its technology initially for specific U.S. Government customer applications and platforms. Through North Star Acquisition Corp., Ionatron is involved in the design and manufacture of a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries.

OVERVIEW:

Ionatron was formed on June 3, 2002 to develop and market Directed Energy Weapon technology products initially for sale to the U.S. Government. Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based directed energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future. During 2003 and 2002, the Company engaged in research and development and business development activities culminating in our first U.S. Government contract in September of 2003. During 2004, we demonstrated the laser guided man-made lightning directed energy technology in the laboratory; demonstrated the technology effects on a variety of targets both under U.S. Government contract and using internal research and development funding; delivered a compact laser source specifically designed to enable the technology under a U.S. Government contract; and commenced a U.S. Government contract for the development of a system on a mobile platform for field demonstration and testing.

On March 18, 2004, a subsidiary of U. S. Home & Garden Inc. (USHG), a non-operating, publicly traded company, merged into Ionatron Technologies, Inc., formerly Ionatron, Inc. (the "Merger"). Following the Merger, USHG shareholders held 33.89% and Ionatron shareholders held 66.11% of the outstanding USHG common stock. The combination has been accounted for as a recapitalization of Ionatron, Inc., from our inception on June 3, 2002, and the issuance of 19,346,090 common shares and 5,429,009 options and warrants to the USHG shareholders on the date of merger in exchange for cash. The consolidated financial statements reflect the historical results of Ionatron, Inc., prior to March 18, 2004 and the consolidated results of operations of the Company since March 18, 2004. On April 29, 2004, our shareholders approved the change of our corporate name to Ionatron, Inc., an increase of authorized common stock to 100,000,000 shares and the classification of the Board of Directors into three classes. Ionatron also changed its fiscal year end from June 30 to December 31.

In September 2004, we completed the acquisition of substantially all the assets of North Star Research Corporation ("North Star"), a New Mexico corporation engaged in the business of designing and manufacturing a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries.

As consideration for North Star's assets, the Company paid $700,000, issued 199,063 shares of the Company's common stock, and assumed liabilities for warranty claims and other accrued expenses. The Company recognized goodwill of $1,487,884 and intangible assets of $886,000 in the acquisition. The transaction was effected through a newly formed subsidiary, North Star Acquisition Corp., a Delaware corporation, and was funded through cash on hand.

OPERATING SEGMENTS:

We are currently engaged in developing and marketing through two distinct segments: (1) Ionatron, Inc., where the focus is on Directed Energy Weapon technology products for sale to the U.S. Government and (2) North Star , where the focus is on the manufacture of custom high voltage equipment for sale in a more broad-based market.

CRITICAL ACCOUNTING POLICIES:

USE OF ESTIMATES:

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We have identified the following significant accounting policies that require a higher degree of judgment and complexity. See Note 1 to the Consolidated Financial Statements to our Financial Statements, which is incorporated herein by reference for information with respect to other significant accounting policies.

REVENUE RECOGNITION:

Revenue has been derived from ongoing contract work for effects testing and the design and development of an in house demonstration system for a government customer. It is expected that continued work on effects testing, design and development of use specific Ionatron systems, advanced design and proof of principle on an existing contract, compact laser source development and the manufacture of a transportable demonstrator will contribute to revenues going forward in 2005. This work is expected to be generally performed under cost-plus contracts with U.S. Government customers.

Revenue under long-term U.S. Government contracts is recorded under the percentage of completion method. Revenues, billable monthly, under cost plus fixed fee contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, and subcontractor costs and overhead. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

The asset accounts receivable includes costs and estimated earnings in excess of billing on uncompleted contracts which represents revenues recognized in excess of amounts billed. Such revenues are billable under the terms of the contracts at December 31, 2004, yet were not invoiced until January 2005 and are generally expected to be collected within 60 days. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

Revenues for other products and services are recognized when such products are delivered and, in connection with certain sales to government agencies, when the products and services are accepted, which is normally negotiated as part of the initial contract. Revenues from commercial, non-governmental, customers are based on fixed price contacts where the sale is recognized upon acceptance of the product or performance of the service.

COST OF REVENUE:

Cost of revenue under long-term U.S. Government contracts is recorded using the cost plus fixed fee method. Cost of revenue is recorded as costs are incurred. Costs include direct labor, direct materials, subcontractor costs and manufacturing and administrative overhead. General and administrative expenses allowable under the terms of the contract are allocated per contract depending on its direct labor and material proportion to total direct labor and material of all contracts.

As contracts can extend over one or more accounting periods, revisions in costs estimated during the course of work are reflected during the accounting period in which the facts become known.

INTANGIBLE ASSETS:

We account for Goodwill and Indefinite Life Intangible Assets based on the method of accounting prescribed by the provisions of SFAS 142, "Goodwill and Other Intangible Assets," and we have determined that Ionatron, Inc. and North Star Acquisition Corp. are separate reporting units. We believe that the North Star Research trade name is an indefinite life intangible asset.

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

The impairment evaluation for indefinite life intangible assets is performed by a comparison of the asset's carrying value to the asset's fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic, or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to our future cash flows. In addition, each reporting period, we evaluate the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

RESULTS OF OPERATIONS:

Our consolidated financial information for the years ending December 31, 2004, 2003 and 2002 is as follows:

                                        2004             2003            2002
                                        ----             ----            ----
Revenue                            $ 10,930,522    $    383,273             $--
Cost of revenue                     (10,094,379)       (356,822)             --

     General and administrative       2,565,778       1,681,174         429,352
     Selling and marketing              544,564         239,847          53,524
     Research and development           808,242       1,151,350         264,799
Other (expense) income:

     Interest expense                  (215,593)       (196,189)             --
     Interest income                     46,122              --              --
     Other income                           484              --              --
                                   ------------    ------------    ------------
       Loss before provision for
         income taxes                (3,251,428)     (3,242,109)       (747,675)
                                   ------------    ------------    ------------
Provision for income taxes                9,577              --              --
                                   ------------    ------------    ------------
    Net loss                       $ (3,261,005)   $ (3,242,109)   $   (747,675)
                                   ============    ============    ============

REVENUE:

The increase in revenue for 2004 compared to 2003 was attributed to an increase in the number of governmental contracts as well as the maturity of initial government contracts started in 2003. The revenue in 2003 was derived from the initial work on U.S. Government contracts while there was no revenue in 2002.

COST OF REVENUE:

Cost of revenue also increased when compared to 2003 due to the increase in the number of contracts and completion of 2003 contracts. There was no cost of revenue in 2002.

GENERAL AND ADMINISTRATIVE:

The increase in general and administrative expenses during 2004 was primarily related to processional fees in connection with the reverse merger in March 2004, acquisition of North Star, compliance with SOX 404 and the additional costs of being a publicly traded company as well as a 33% increase in depreciation and a 126% increase in recruiting costs. Rent expense increased 10% due to the three months of rent expense related to the North Star acquisition. The general and administrative costs increased from 2002 to 2003 primarily as a result of a 10 fold increase in payroll costs, a 2 times increase in depreciation expense, and a 4 times increase in rent expense due to moving into the new facility.

We are mandated to comply with the SOX 404 requirement for a review of the control over our financial reporting environment. This review was initiated in 2004 and continued into 2005. The SOX expense was approximately $422,000 for 2004.

SOX compliance expenses in the remainder of 2005 is expected to include costs for internal auditing, costs for assessing, documenting and testing the system of internal control at North Star's facility, and expanded internal audit testing when we become operational at the Stennis facility.

SELLING AND MARKETING:

Selling and marketing expenses increased during 2004 primarily resulting from an increase in business development activity as we broadened our efforts to inform potential customers of our LIPC technology in pursuit of Government contracts. These business development activities included briefing of Government officials, submission of bids and proposals, and participation in trade shows and industry conferences.

RESEARCH AND DEVELOPMENT:

The decrease in research and development expenses during 2004 as compared 2003 was primarily due to the shift of the Company from internally funded proof of concept and research and development to production and research and development under contracts. The increase in expenses from 2002 to 2003 represents the expansion of self-funded scientific proof of concept. Certain material, personnel and consulting expenses were transferred to cost of sales in the latter part of 2003 as certain research and development was funded under our contracts.

INTEREST EXPENSE:

The interest expense on our credit line payable with our Chairman increased $19,000 from 2003 to 2004 primarily as a result of an increase of the prime interest rate from 4.0% in July 2003 to 5.25% in December 2004. In 2003, we began paying interest under an $8 million revolving loan and security agreement with our Chairman. We were not charged interest in 2002. See "Liquidity and Capital Resources" for further information concerning the restructuring of the credit line agreement.

INTEREST INCOME:

The interest income in 2004 was a result of the investment of the cash acquired in the merger with USHG into a short-term investment fund.

NET LOSS:

The operations for the year ended December 31, 2004 resulted in a net loss of $3,261,005, a slight increase from the 2003 net loss of $3,242,109. General and administrative expenses increased 53% primarily due to additional professional fees resulting from the reverse merger with USHG, the acquisition of North Star, and compliance costs related to the Sarbanes-Oxley ("SOX") Section 404. Selling and marketing expenses increased 127% resulting from an increase in business development activity as we broadened our efforts to inform potential customers of our technology in pursuit of Government contracts. Offsetting the impact of these increases, 2004 research and development expenses decreased by 30% from 2003 as expected due to the shift from internal research and development to development under contracts. Since Ionatron's formation in June 2002 through the first part of 2003, most of our efforts were directed towards scientific proof of concept and introduction of our technology to potential U.S. Government customers.

QUARTERLY OPERATING RESULTS (UNAUDITED):

Quarterly operating results for 2004 and 2003 were as follows:


                                                  1ST             2ND              3RD              4TH
                                            ----------------  -----------      -----------      -----------
  2004

Revenue                                      $   272,442      $ 1,833,572      $ 2,628,982      $ 6,195,526
Cost of revenue                                  255,000        1,726,753        2,441,243        5,671,383
Total expenses                                   933,336        1,461,052        1,083,765          609,418
                                             -----------      -----------      -----------      -----------
Net loss before taxes                        $  (915,894)     $(1,354,233)     $  (896,026)     $   (85,275)
Income taxes                                          --               --               --            9,577
                                             -----------      -----------      -----------      -----------
Net loss                                     $  (915,894)     $(1,354,233)     $  (896,026)     $   (94,852)
                                             ===========      ===========      ===========      ===========
Basic and diluted net earnings per share           (0.02)           (0.02)           (0.01)            0.00

                                                                                                       2003

Revenue                                              $--              $--      $   148,586      $   234,687
Cost of revenue                                       --               --          137,874          218,948
Total expenses                                   992,861        1,051,565          826,360          397,774
                                             -----------      -----------      -----------      -----------
Net loss                                     $  (992,861)     $(1,051,565)     $  (815,648)     $  (382,035)
                                             ===========      ===========      ===========      ===========
Basic and diluted net earnings per share           (0.02)           (0.02)           (0.02)           (0.01)


LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash position increased during 2004 by $3.4 million primarily as a result of the merger with USHG that provided $8.9 million of cash. At December 31, 2004, the Company had approximately $3.5 million of cash and cash equivalents.

During 2004, we used $5.8 million in operating activities, consisting primarily of our net loss of $3.3 million and increases in accounts receivable of $4.1 million and prepaid expenses of $357,000, partially offset by an increase in accounts payable of $1.5 million and depreciation and amortization of $887,000. We anticipate that short-term and long-term funding needs will be provided from the cash flow from working on government contracts as well as our available line of credit.

In 2004, we used $1.6 million in investing activities, consisting of purchases of $1.1 million of equipment and a net use of $573,000 in connection with the acquisition of North Star.

During 2004, financing activities provided $10.7 million of cash, consisting of $8.8 million of cash acquired in the March 2004 reverse merger with USHG, $1.2 million from option exercises and $500,000 of net proceeds from the issuance of a note to our Chairman.

Our activities during 2003 and 2002 were financed by advances and loans from our Chairman. At December 31, 2003, we had borrowings of $4.3 million and additional availability of $3.7 million under our revolving loan and security agreement. This borrowing arrangement was restructured in March 2004, after a pay down of $500,000 and his contribution of $2.0 million to our capital, into a $3.0 million revolving credit arrangement and $500,000 of proceeds from the issuance of warrants.

In 2003, we used $3.0 million in operations, primarily resulting from our net loss of $3.2 million, a decrease in accounts payable of $538,000 which was partially reduced by $645,000 of depreciation and amortization. During 2003, cash flows from investing activities consisted of our purchase of $625,000 of equipment.

We believe that we will have sufficient working capital to fulfill existing contracts and expected contracts in 2005 and into 2006. The transportable demonstrator contract and at least two of the other Ionatron contracts, that presently represent a major portion of its current activity, are on a cost plus fixed fee basis. This means all work performed is done at our government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly. Other contracts are at fixed prices which have commercial type gross margins associated with them.

BACK-LOG OF ORDERS

      At December 31, 2001, we had a backlog (that is, work load remaining on signed contracts) of $3,214,000, to be completed within the next twelve months.

CONTRACTUAL OBLIGATIONS:


                                                          Payment by Period
                                ---------------------------------------------------------------------

                                                                                            More
                                                Less than 1     1 to 3       3 to 5       than 5
                                     Total         Year         Years        Years         Years
                                ---------------------------------------------------------------------
Capital lease                   $    6,356     $    2,724     $    3,632       $     --     $       --
Insurance premium financing        199,171        199,171             --             --             --
Note payable to stockholder      2,800,000      2,800,000             --             --             --
Operating lease                  3,128,433        439,663        838,707        759,000      1,091,063
                                ----------     ----------     ----------        -------      ---------

  Total                         $6,133,960     $3,441,558     $  842,339       $759,000     $1,091,063
                                ==========     ==========     ==========        =======      =========


Interest expense on insurance premium financing and note payable to stockholder was not included in the above table but is expected to total $216,000 next year.

CAPITAL LEASES:

We rent office equipment under a capitalized lease agreement which expires in 2007.

OPERATING LEASES:

We generally operate in leased premises. The leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, the leases contain scheduled escalation clauses resulting in a deferred rent accrual at December 31, 2004 of $52,874. Total rent expense on premises amounted to $340,000 for 2004, $355,000 for 2003 and $73,000 for 2002. We also have operating leases on vehicles at our Tucson and Albuquerque facilities which expire in 2006.

RECENT ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), "Share-Based Payment," which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS 95, "Statement of Cash Flows." Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123, however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options (for all grant years), to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Thus, Ionatron must adopt SFAS 123(R) no later than July 1, 2005.


SFAS 123(R) permits public companies to account for share-based payments using one of two methods: modified-prospective method or modified-retrospective method. The modified-prospective method is similar to the modified prospective method described in SFAS 148. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.


Under the modified retrospective method, which includes the requirements of the modified prospective method described above, companies are permitted to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.


Ionatron plans to adopt SFAS 123(R) no later than July 1, 2005, but has not yet determined what method it will use. We account for our stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." Non-employee stock-based transactions are accounted for under SFAS 123 of accounting prescribed by APB Opinion 25. Currently, Ionatron uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS 123(R).

On November 24, 2004, the FASB issued Statement of Financial Accounting Standards No. 151 "Inventory Costs--an amendment of ARB No. 43, Chapter 4" (SFAS No. 151) effective for fiscal years beginning after June 15, 2005. SFAS 151 will become effective for us on August 1, 2005. This Statement amends the guidance in ARB 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently reviewing the requirements of SFAS 151; however, we do not believe that the adoption of SFAS 151 will have a material effect on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS:

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

We are exposed to market risk for the impact of interest rate changes, as the interest rate of our borrowings under our revolving credit agreement with our Chairman is subject to changes based on changes in the prime interest rate; should that rate increase by 1%, the effect would be an increase in the net loss by $33,703.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Company's financial statements, the related notes, the Independent Auditors' Report thereon, Management's Report on Internal Control Over Financial Reporting and the Independent Auditors' Report on internal control over financial reporting are included in Ionatron's 2004 Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:


There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES:

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

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

DESIGN AND EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING:

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The independent registered public accounting firm of ours also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included with Ionatron's 2004 Financial Statements under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There has been no change in Ionatron's internal control over financial reporting during fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Ionatron's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

At a special meeting of the Board of Directors held on March 18, 2004, immediately after the closing of the Merger, the size of the Board of Directors was set at six members, the resignations of all of Directors prior to the Merger were accepted, and the individuals designated by Ionatron, Inc. in the Merger Agreement, who are listed below, were appointed to the Company's Board of Directors.

The following table sets forth the name, age and position of each of the persons appointed to the Company's Board of Directors at the special meeting and each of the persons appointed as an Executive Officer of the Company:


         Name                             Age            Principal Position
         ----                             ---            ------------------
Robert Howard                             81    Director, Chairman of the Board

Thomas C. Dearmin                         47    Director, Chief Executive Officer, President and
                                                Chief Financial Officer

Joseph C. Hayden                          46    Executive Vice President Programs

Stephen W. McCahon                        45    Executive Vice President Engineering

Bernard Walik                             52    Executive Vice President Operations

Stephen A. McCommon                       55    Vice President Finance and Chief Accounting Officer

George P. Farley                          66    Director

James K. Harlan                           53    Director

David C. Hurley                           64    Director

Admiral Thomas W. Steffens (Ret.)         58    Director


ROBERT HOWARD: Robert Howard has been the Chairman of the Board of Directors of Ionatron since its inception in 2002. From 1969 to April 1980, he served as President and Chairman of the Board of Centronics Data Computer Corp. ("Centronics"), a manufacturer of a variety of computer printers, including the first impact dot matrix printer, of which he was the inventor. He resigned from Centronics' Board of Directors in 1983. Commencing in mid-1982, Mr. Howard, doing business as RH Research, developed the Color Ink Jet technology upon which iCAD, Inc. ("iCAD") was initially based. He contributed this technology, without compensation, to iCAD. Since its establishment in 1984, Mr. Howard has been the founder and Chairman of the Board of Directors of iCAD, a company now involved, among other things, in the manufacture and sale of computer aided devices ("CAD") used for early detection of Breast Cancer. Starting in December of 1993, Mr. Howard was Chairman of the Board of Presstek, Inc. ("Presstek"), a public company which has developed proprietary digital imaging and consumables technologies for the printing and graphic arts industries from June 1988 to September 1998 and then served as Chairman Emeritus of the Board of Presstek from September 1998 to December 2000. In 2001 Mr. Howard and Mr. Dearmin started the development work that became Ionatron.

THOMAS C. DEARMIN: Thomas C. Dearmin has been the President, Chief Executive Officer and Chief Financial Officer as well as a Director of Ionatron since its inception in 2002. From 1999 to 2002, Mr. Dearmin also was the President and Chief Executive Officer of Lasertel Inc., a company Mr. Dearmin started and had operational in 9 months, manufacturing high power semiconductor lasers. From 1992 to 1998, Mr. Dearmin was one of the co-founders and Vice President of Opto Power Corporation, one of the first high power semiconductor laser manufacturers to commercialize high power laser diodes. Opto Power also designed and built semiconductor laser prototypes for US Military applications. Opto Power became the largest supplier of high power fiber coupled laser diodes in the world, which created new applications in the defense, medical, industrial and graphic arts areas. Opto Power Corporation became a wholly owned division of Spectra Physics Lasers which went public in 1998. Prior to 1992, Mr. Dearmin was part of the original high power semiconductor group at Ensign Bickford Aerospace and was head of Business Development for that group. Mr. Dearmin worked on new novel military applications of lasers and laser systems, as well as the first successful diode laser for on press digital imaging in graphic arts. Prior to 1986, Mr. Dearmin worked in various capacities in the Gallium Arsenide semiconductor area, which involved metal organic chemical vapor deposition and molecular beam epitaxy processes of various structures for digital electronic devices, as well as photonic devices, such as night vision photocathodes for military operations and high power lasers. Mr. Dearmin holds patents in the area of semiconductor laser fabrication as well as high power laser diode applications.

JOSEPH C. HAYDEN: Joseph C. Hayden has been the Executive Vice President of Programs for Ionatron since December 2004. Prior to that, Mr. Hayden was the Executive Vice President of Business Operations from 2003 to 2004. Mr. Hayden has over 25 years experience in managing large engineering projects and high technology research and development. Mr. Hayden will be responsible for program management for Ionatron. Prior to the founding of Ionatron, Mr. Hayden was the lead Systems Engineer for the Directed Energy Weapons product line for Raytheon, Inc. ("Raytheon") and worked at two other start-up companies. He has also been a U.S. Navy surface nuclear engineer.

STEPHEN W. MCCAHON: Stephen W. McCahon has been the Executive Vice President of Engineering for Ionatron since 2003. Dr. McCahon has an extensive background in optical physics, solid-state physics, ultra-short pulse lasers and non-linear optics, and a broad background in Electrical Engineering (BSEE, MSEE, PH.D. EE/Physics). Dr. McCahon has more than 40 scientific publications and holds 10 issued patents with 3 pending. Dr. McCahon's most recent position, from 1986 to 2003, had been Chief Engineer of Raytheon's Directed Energy Weapon Product Line. Previously, he had been a Member of the Research Staff at Hughes Research Laboratories in Malibu, CA (Currently known as HRL Laboratories).

BERNARD WALIK: Bernard Walik has been Executive Vice President of Operations since March 2005 and was, Vice President Operations from May 2004 until March 2005. Mr. Walik has over 25 years of laser/optics experience in both established and start-up companies. Prior to joining Ionatron, from March 2000 through May 2004, Mr. Walik was COO of Lasertel Inc., a manufacturer of high-power multi mode diode lasers. He was also Vice President of Manufacturing at Opto Power Corporation. During his tenure, Opto Power became the industry's first high-volume low cost production facility for high power diode lasers. Mr. Walik has held senior management positions on operations and manufacturing with industry leading companies in the design and manufacture of lasers for industrial, defense, medical and commercial global markets.

STEPHEN A. MCCOMMON: Stephen A. McCommon has been the Vice President Finance and Chief Accounting Officer at Ionatron from March 2005 and prior thereto was the Accounting Manager since July 2004. Mr. McCommon has over 26 years experience in financial reporting and internal auditing for publicly held companies with additional experience in accounting systems conversions and regulatory compliance. Prior to his joining Ionatron, from March 2003 to July 2004, Mr. McCommon was an independent accounting consultant for various companies. He was the Controller of Molecular Diagnostics, Inc., a multi-national medical technology products company, from February 2002 to March 2003. He was the Corporate Controller of Heartland Technology, Inc. a hardware technology company from November 1999 to November 2001, and the Controller/General Manager of The Executive Registry, a privately held internet company from October 1998 to October 1999.

GEORGE P. FARLEY: George P. Farley, a certified public accountant, has been providing financial consulting services for the past five years. Within the last fiscal year, Mr. Farley has been a Director and a member of the Audit Committee of iCad, Inc. and Acorn Holdings Corp. He has also served as a Director and member of the Audit Committee of Preserver Insurance Company, Inc. and a Director for Olympia Leather Company, Inc. From November 1997 to August 1999, Mr. Farley was a Chief Financial Officer of Talk.com, Inc., which provides telecommunication services. Mr. Farley was also a director of Talk.com, Inc. Mr. Farley joined BDO Seidman, LLP in 1962 and was a partner at BDO Seidman, LLP from 1972 to 1995 with extensive experience in accounting, auditing and SEC matters.

JAMES K. HARLAN: James K. Harlan is Executive Vice President and Chief Financial Officer of HNG Storage, LP, a natural gas storage development and operations business that he helped found in 1992. From 1991 to 1997, Mr. Harlan served as Group Development Manager for the Pacific Resources Group which was engaged with various manufacturing and distribution businesses and joint ventures in Asia, Australia, and North America. He also served as operations research and planning analyst for the White House Office of Energy Policy and Planning from 1977 to 1978, the Department of Energy from 1978 to 1981, and U.S. Synthetic Fuels Corporation from 1981 to 1984. He has a PhD in Public Policy with an operations research dissertation from Harvard University and a BS in Chemical Engineering from Washington University in St. Louis. Mr. Harlan is a member of the Board of Directors of iCAD where he Chairs the Audit Committee.

DAVID C. HURLEY: David C. Hurley was appointed Vice Chairman of PrivatAir of Geneva, Switzerland on February 1, 2003, relinquishing the role of Chief Executive Officer, a position he held following the acquisition of Flight Services Group ("FSG") by PrivatAir in 2000. PrivatAir has major business aviation operations in over fifteen bases in the U.S. and aircraft service operations at Le Bourget, Paris, France; Dusseldorf, Munich and Hamburg Germany; and Geneva, Switzerland. Mr. Hurley founded FSG in 1984. FSG is one of the world's largest providers of corporate aircraft management, executive charter and aircraft sales and acquisitions in the U.S. Mr. Hurley has over 30 years experience in marketing and sales in the aerospace and telecommunications industries. Before founding FSG, as former Senior Vice President of Domestic and International Sales for Canadair Challenger (at the time, a Division of General Dynamics), he had been a member of the marketing team that was responsible for the launch of the program and delivery of the first one hundred Challengers. He also served as Regional Vice President of the Cessna Aircraft Company and as Director of Marketing, Government and Military Products Division, for the Harris Intertype Corporation. Mr. Hurley serves on the Boards of the Smithsonian Institution's National Air and Space Museum, Washington, D.C., BE Aerospace, Inc., a public company, Wellington, FL; the Corporate Angel Network, White Plains, N.Y., the Wings Club, New York City, and Aerosat, Inc., Manchester, NH. He is an alumnus of Hartwick College and served three years in the Special Services Branch of the US Army, receiving an honorable discharge.

ADMIRAL THOMAS W. STEFFENS (RET.): Rear Admiral Thomas W. Steffens, U.S. Navy
(Ret) was elected to serve as a member our Board on March 19, 2004. Admiral Steffens currently serves as the Technical Director for Homeland Security and special operations for ANTEON Corporation. In 2003, he concluded over 34 years of naval service as a Navy SEAL. Following the events of September 11th, Admiral Steffens was recalled by the Chief of Naval Operations to serve as Special Assistant for Homeland Security to the Commander, Fleet Forces Command. While serving as such, he also served as the Director of Anti-Terrorism and was responsible for coordination with the U.S. Northern Command and with the U.S. Coast Guard for Maritime Homeland Defense and port security. He also regularly coordinated with the Joint Staff, services and various agencies (CIA, DIA, DISA, NSA) in the areas of command, control, communications and intelligence. During his 18 months in this position he established a vision and strategy for Navy Force Protection, implemented an operational architecture for both the Fleet and Regional Shore-based Navy, built a force of over 15,000 security personnel, and set security standards for all CONUS naval installations. Admiral Steffens was instrumental in establishing the Center for Anti-Terrorism that establishes security doctrine and trains all leaders for the Navy today.

DIRECTOR INDEPENDENCE

The Board has determined that Messrs. Farley, Harlan, Hurley and Steffens meet the director independence requirements of the Marketplace Rules of the Association of Securities Dealers, Inc. applicable to NASDAQ listed companies.

COMMITTEES OF THE BOARD OF DIRECTORS:

AUDIT COMMITTEE: The Audit Committee of the Board of Directors is comprised of Messrs. Farley, Harlan and Hurley. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Mr. Farley has been designated the audit committee financial expert serving on the Company's audit committee. Refer to Item 10. above for Mr. Farley's qualifications.


EMPLOYEE OPTION AND STOCK GRANT COMMITTEE: The Employee Option and Stock Grant Committee of the Board of Directors is comprised of Messrs. Howard and Harlan. The Employee Option and Stock Grant Committee Stock Option Committee is responsible for authorizing grants of awards, whether under the 2004 Stock Incentive Plan or any other stock option plan or stock incentive plan or outside of any such plan to employees, consultants and third parties, other than persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to Ionatron.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Ionatron, Inc., and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the Securities and Exchange Commission and the NASDAQ Stock Market. Officers and directors of Ionatron, Inc., and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the 2004 fiscal year we complied with all section 16(a) filing requirements except that there was one late filing of Form 4 by each of the following individuals: Robert Howard, Fred Heiden, Brad Holsworth, Richard Raleigh and Jon Schulberg.

CODE OF ETHICS:

Ionatron has adopted a Code of Business Conduct and Ethics that applies to all of Ionatron's employees and directors, including its principal executive officer, principal financial officer and principal accounting officer. Ionatron's Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to Ionatron's business.

Upon request made to us in writing at the following address, our Code of Ethics and Business Conduct will be provided without charge:

         Ionatron, Inc.
         Attn: Human Resources
         3590 E Columbia St.
         Tucson, AZ 85714

ITEM 11. EXECUTIVE COMPENSATION:

                           SUMMARY COMPENSATION TAB LE

The following table discloses for the periods presented the compensation for the person who served as our Chief Executive Officer and for each of our other executive officers (not including the Chief Executive Officer) whose total individual compensation exceeded $100,000 for our fiscal year ended December 31, 2004 (the "Named Executives").


                                                   Annual Compensation
                                                   -------------------
                                                                                            Long-Term
                                                                                       Compensation Awards
                                                                      Other Annual    Securities Underlying
Name and Principal Position         Year        Salary     Bonus      Compensation           Options
---------------------------         ----       --------    -----      ------------    ---------------------
Thomas Dearmin                      2004       $200,000     --            --                       --
Chief Executive Officer,            2003        200,000     --            --                       --
President and Chief Financial
Officer                             2002         23,000     --            --                       --

Robert Howard (1)                   2004         68,750     --            --                       --
Chairman of the Board               2003             --     --            --                       --
                                    2002             --     --            --                       --

Joseph Hayden                       2004        175,000     --            --                       --
Executive Vice President
Programs                            2003        175,000     --            --                       --
                                    2002         20,000     --            --                       --

Stephen William McCahon             2004        175,000     --            --                       --
Executive Vice President of
Engineering                         2003        175,000     --            --                       --
                                    2002         20,000     --            --                       --

Bernard Walik                       2004        143,000     --            --                  100,000
Executive Vice President of
Operations


(1) Mr. Howard is compensated at the rate of $150,000 per year. Mr. Howard did not begin receiving any compensation until the third quarter of 2004 and worked sparingly prior to the third quarter of 2004.

None of the Named Executives received any long-term compensation awards during fiscal 2002, 2003 or 2004 except as noted in the table above.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table discloses the options granted to each of the Named Executives in 2004.

                                        Individual Grants



                                                                                                 Potential Realizable
                                                      Percent of                                   Value at Assumed
                                      Number of         Total                                    Annual Rates of Stock
                                      Securities       Options     Exercise of                   Price Appreciation For
                                      Underlying     Granted to      of Base                         Options Term
                                        Options       Employees      Price       Expiration      ----------------------
       Name                           Granted (#)      in 2004       ($/Sh)         Date          5% ($)       10% ($)
       ----                           ----------     ----------    -----------   ----------       ------       -------
       (a)                                (b)           ( c )          (d)           (e)          (f)            (g)
----------------------------------------------------------------------------------------------------------------------
Thomas Dearmin                                   --        --           --             --
Robert Howard                                    --        --           --             --
Joseph Hayden                                    --        --           --             --
Stephen William McCahon                          --        --           --             --
Bernard Walik                               100,000        6%     $   3.35        03/26/09        $ 92,554     $204,521






                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The following table discloses the options that were exercised by the Named Executives in 2004 and the value of the remaining unexercised options at December 31, 2004.


                                                            Number of
                                                           Securities
                                                           Underlying              Value of Unexercised
                                                           Unexercised             In-The-Money Options
                                                           Options at                      at
                                                         Fiscal Year-End            Fiscal Year-End
                          Shares                               (#)                        ($)
                        Acquired on        Value          Exercisable/                Exercisable/
  Name                  Exercise (#)    Realized ($)      Unexercisable               Unexercisable
  (a)                      (b)             (c)                 (d)                         (e)
  ----                  -----------     -----------      ---------------            --------------------
Thomas Dearmin                   --              --                  --                             --
Robert Howard                    --              --                  --                             --
Joseph Hayden                    --              --                  --                             --
Stephen William McCahon          --              --                  --                             --
Bernard Walik                    --              --       33,333/66,667              $265,997/$532,003




DIRECTOR COMPENSATION:

None of our directors received any compensation for serving in such capacity during fiscal 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 15, 2005:

      o     each of the our directors and executive officers;

      o     all directors and executive officers of our as a group; and

      o each person who is known by us to beneficially own more than five percent of the outstanding shares of the our Common Stock.

Unless otherwise indicated, the address of each beneficial owner is care of Ionatron, 3590 East Columbia Street, Tucson, Arizona 85714. Unless otherwise indicated, the Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 15, 2005 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 71,171,363 shares outstanding on March 15, 2005.


                                                                       PERCENTAGE OF
                                                                         SHARES
                                                NUMBER OF SHARES       BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER           BENEFICIALLY OWNED        OWNED (1)
------------------------------------           ------------------       ------------
Robert Howard(2)                                   24,606,062(3)          34.6%
Thomas Dearmin                                     9,222,751              13.0
Joseph C. Hayden                                   6,240,968               8.8
Stephen McCahon                                    6,229,968               8.8
Bernard Walik                                        143,334(4)             *
Stephen A. McCommon                                   25,000(4)             *
George Farley                                        187,500(4)             *
James Harlan                                         125,000(4)             *
David Hurley                                         125,000(4)             *
Thomas W. Steffens                                   125,000(4)             *
All directors and executive officers as a group
  (10 persons)                                    47,030,583             65.4%


      * Less than 1%

(1) Computed based upon the total number of shares of Common Stock underlying options held by that person exercisable within 60 days of March 15, 2005.

(2)   The address of Mr. Howard is 303 East 57th Street, New York, New York
      10022.

(3) Includes 2,500,000 shares of common stock held by Robert Howard Family LLC ("LLC"). Mr. Howard has shared dispositive power over the shares held by LLC.

(4)   Includes options exercisable within 60 days of March 15, 2005

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS:

The following table details information regarding our existing equity compensation plans as of December 31, 2004.

                      Equity Compensation Plan Information


                                                                              Number of
                                                                             securities
                                                                         remaining available
                                                                         for future issuance
                                    Number of                                under equity
                                securities to be   Weighted-average      compensation plans
                                   issued upon       exercise                (excluding
                                   exercise of       price of                securities
                                   outstanding      outstanding         reflected in column
Plan category                        options          options                   (a))
------------------------------- ------------------ --------------      ---------------------
                                       (a)              (b)                    (c)
                                ------------------ --------------      ---------------------
Equity compensation plans
approved by security holders      2,906,925          $   2.30              2,369,575
                                  ---------              -----             ---------
Equity compensation plans not
approved by security holders        741,000          $   2.48                     --
                                  ---------              -----             ---------
Total                             3,647,925          $   2.34              2,369,575



Following is a description of our stock option plans and stock incentive plan. Prior to the Merger, Ionatron did not have any stock option plans.

In September 1991, we adopted a stock option plan (the "1991 Plan") pursuant to which 700,000 shares of Common Stock have been reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options ("NQOs"). ISOs may be granted under the 1991 Plan to our employees and officers. NQOs may be granted to consultants, directors (whether or not they are employees), and to our employees or officers.

The purpose of the 1991 Plan is to encourage stock ownership by certain of our directors, officers and employees and certain other persons instrumental to our success and give them a greater personal interest in our success. The 1991 Plan is administered by the Board of Directors. The Board, within the limitations of the 1991 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights in Ionatron Inc. are to be imposed on shares subject to options.

ISOs granted under the 1991 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of Ionatron Inc.). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all of our stock option plans and those of any related corporation) may not exceed $100,000. NQOs granted under the 1991 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Options granted under the 1991 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of our voting stock).

We have adopted a Non-Employee Director Stock Option Plan (the "Director Plan"). Only non-employee directors of Ionatron Inc. are eligible to receive grants under the Director Plan. The Director Plan provided that eligible directors automatically receive a grant of options to purchase 5,000 shares of common stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, of 5,000 options at fair market value. Options to purchase an aggregate of up to 100,000 shares of Common Stock are available for automatic grants under the Director Plan. No additional grants shall be made under the Director Plan.

We have adopted a 1995 Stock Option Plan ("1995 Plan") which provides for grants of options to purchase up to 1,500,000 shares of common stock. The Board of Directors or the Stock Option Committee (the "Committee"), as the case may be, will have discretion to determine the number of shares subject to each NQO (subject to the number of shares available for grant under the 1995 Plan and other limitations on grant set forth in the 1995 Plan), the exercise price thereof (provided such price is not less than the par value of the underlying shares of Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are also employed by us will be eligible to be granted ISOs or NQOs under such plan. The Board or Committee, as the case may be, also has discretion to determine the number of shares subject to each ISO, the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest in any calendar year is limited by the same Code provisions applicable to ISOs granted under the 1995 Plan.

We have adopted a 1997 Stock Option Plan ("1997 Plan") which provides for grants of options to purchase up to 1,500,000 shares of Common Stock. The Board of Directors or the Committee of the 1997 Plan, as the case may be, will have discretion to determine the number of shares subject to each NQO (subject to the number of shares available for grant under the 1997 Plan and other limitations on grant set forth in the 1997 Plan), the exercise price thereof (provided such price is not less than the par value of the underlying shares of Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are also our employees will be eligible to be granted ISOs or NQOs under such plan. The Board or Committee, as the case may be, also has discretion to determine the number of shares subject to each ISO, the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest in any calendar year is limited by the same Code provisions applicable to ISOs granted under the 1997 Plan.

We have also adopted a 1999 Stock Option Plan ("1999 Plan") which provides for grants of options to purchase up to 900,000 shares of common stock. The Board of Directors or the Committee of the 1999 Plan, as the case may be, will have discretion to determine the number of shares subject to each NQO (subject to the number of shares available for grant under the 1999 Plan and other limitations on grant set forth in the 1999 Plan), the exercise price thereof (provided such price is not less than the fair market value of the underlying shares of Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are also our employees will be eligible to be granted ISOs or NQOs under such plan. The Board or Committee, as the case may be, also has discretion to determine the number of shares subject to each ISO, the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest in any calendar year is limited by the same Code provisions applicable to ISOs granted under the 1999 Plan.

On April 29, 2004, our stockholders approved our 2004 Stock Incentive Plan ("2004 Plan"), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 3,000,000 shares of common stock have been reserved for distribution pursuant to the 2004 Plan. As of December 31, 2004, approximately 651,000 shares of common stock issuable upon exercise of options have been granted under the 2004 Plan.

We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Company's Chairman, a significant stockholder, has provided funds from the inception of the Company under a revolving credit arrangement. The maximum amount borrowed was $5.3 million. After pay down of $500,000 and contribution of $2 million of the revolving credit into equity in the first quarter of 2004, the remainder of $2.8 million was incorporated into a new $3 million revolving credit arrangement with the same terms as the original revolving credit agreement. The note payable to stockholder bears interest at a variable annual rate equal to the prime rate plus two percent (2%), is due upon demand subject to Board approval, and is collateralized by the assets of our subsidiary, Ionatron Technologies, Inc. $2.8 million and $4.3 million were outstanding under the revolving credit arrangements at December 31, 2004 and December 31, 2003, respectively. Interest paid to stockholder was approximately $211,000 and $196,000 for the year ended December 31, 2004 and 2003, respectively.

We lease office, manufacturing and storage space at our Tucson facility at an annual rental of $330,000 under a non-cancelable operating lease agreement from a company that is majority owned by our Chairman and other principal stockholders. The lease expires in November 2012, contains renewal options and an escalation provision at the end of five years that increases our annual rent by $49,500. We are also responsible for certain property related costs, including insurance, utilities and property taxes. Our rental payments were $635,000 for rent expense recognized in both 2003 and 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to the Company by BDO Seidman, LLP for professional services rendered for the fiscal years ended December 31, 2003 and 2004:

                           2003           2004
                         ----------    -----------
Audit Fees                 $29,000       $266,395
Audit-Related Fees              --         77,625
Tax Fees                        --          2,450

On March 18, 2004, U.S. Home & Garden ("USHG") merged into Ionatron, Inc. BDO Seidman was the auditor for both USHG and Ionatron. The fees billed to USHG were zero and $235,445 for 2004 and 2003, respectively. Fees for audit services include fees associated with the annual audit of the Company and its subsidiaries, the review of the Company's quarterly reports on Form 10-Q and the internal control evaluation under Section 404 of the Sarbanes-Oxley Act of 2002. Audit-related fees principally include the audit of the historical financial statements of North Star Research Corp. and advisory work related to SEC reporting matters. Tax fees include tax compliance, tax advice and tax planning related to Federal and state tax matters.

PRE-APPROVAL POLICIES AND PROCEDURES

Consistent with the Securities and Exchange Commission requirements regarding auditor independence, our Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our principal accountant. Under the policy, the Audit Committee must approve non-audit services prior to the commencement of the specified service. Our principal accountants have verified, and will verify annually, to our Audit Committee that they have not performed, and will not perform any prohibited non-audit service.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K:

The following documents are filed or incorporated by reference as part of this report:

      1. Consolidated Financial Statements from Ionatron's 2004 Financial Statements which are incorporated herein by reference:

            a.    Management's Report on Internal Control Over Financial
                  Reporting.

            b. Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

            c. Report of Independent Registered Public Accountant Firm on Financial Statements.

            d. Consolidated Statements of Operations for the years ended December 31, 2004 and 2003 and for the period June 3, 2002 (inception) to December 31, 2002.

            e.    Consolidated Balance Sheets as of December 31, 2004 and 2003.

            f. Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period June 3, 2002 (inception) to December 31, 2002.

            g. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004 and 2003 and for the period June 3, 2002 (inception) to December 31, 2002.

            h.    Notes to Consolidated Financial Statements.

      2.    Consolidated Financial Statement Schedules required to be filed by
            Item 8 of this Form:

                  All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

      3.    Exhibits:

EXHIBIT
NUMBER                    DESCRIPTION
--------------------------------------------------------------------------------

2.1 Amended and Restated Plan and Agreement of Merger entered into as of March 17, 2004, by and among U.S. Home & Garden, Inc. ("USHG"), Ionatron Acquisition Corp., a wholly-owned subsidiary of USHG, Robert Kassel (for purposes of Sections 5.9, 6.2(d), 6.2(j), 9.4 and 10.10 only), Fred Heiden (for purposes of Section 9.4 only), and Ionatron, Inc. and Robert Howard, Stephen W. McCahon, Thomas C. Dearmin and Joseph C. Hayden (incorporated by reference to the comparable exhibit filed with the Registrant's Form 8-K filed with the SEC on March 24, 2004).

3.1 Certificate of Incorporation, as amended, (incorporated by reference to the comparable exhibit filed with the Registrant's Form 10-KSB for the fiscal year ended June 30, 1995).

3.2 Certificate of Amendment of Certificate of Incorporation if the Registrant filed with the Secretary of State of the State of Delaware on April 29, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant's Form 10-Q for the quarterly period ended March 31, 2004).

3.3 By-laws of the Registrant (incorporated by reference to Exhibit 3(b) of the Registrant's Registration Statement on Form S-1 (Registration No. 33-45428)).

4.1 Form of certificate evidencing Common Stock, $.001 par value, of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-38483)).

EXHIBIT
NUMBER                    DESCRIPTION
--------------------------------------------------------------------------------

4.2 Rights Agreement dated as of October 1, 1998 between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to
      Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K for the event dated October 1, 1998).

10.1 1991 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1 (Registration No. 33-45428).

10.2 1995 Stock Option Plan, as amended (incorporated by reference to the comparable exhibit filed with the Registrant's Form 10-K for the fiscal year ended June 30, 1999).

10.4 1997 Stock Option Plan, as amended (incorporated by reference to the comparable exhibit filed with the Registrant's Form 10-K for the fiscal year ended June 30, 1999).

10.5 1999 Stock Option Plan (incorporated by reference to Exhibit A filed with the Registrant's Proxy Statement dated May 14, 1999 filed on Schedule
      14A).

10.6 2004 Stock Incentive Plan (incorporated by reference to Exhibit A filed with the Registrant's Proxy Statement dated August 12, 2004 filed on
      Schedule 14A).

10.7 Tenant Use Contract between the Company and Mason Technology Inc. dated July 14, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant's Form 10-Q for the quarterly period ended September 30, 2004).

10.8 Lease, dated August, 1995 by and between McLeod Business Properties, as Lessor and North Star Research Acquisition Corp. (formerly North Star Research Corporation), as amended.

21    Subsidiaries

23    Consent of BDO Seidman, LLP

31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1  Risk Factors

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March 2005.

                                        IONATRON, INC.

                          BY /s/ Thomas C. Dearmin
                             --------------------------------------------
                             Thomas C. Dearmin
                             Chief Executive Officer, President and
                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of March, 2005 by the following persons on behalf of the registrant and in the capacity indicated.

Name                                     Title
----                                     -----
/s/ Robert Howard                        Chairman, Director and Secretary
----------------------
Robert Howard

/s/ Thomas C. Dearmin                     Chief Executive Officer, Director,
----------------------                    President Chief Financial Officer
Thomas C. Dearmin

/s/ Joseph Hayden                         Executive Vice President Programs
----------------------
Joseph Hayden

/s/ Stephen W. McCahon                    Executive Vice President Engineering
----------------------
Stephen W. McCahon

/s/ Stephen A. McCommon                   Vice President Finance and Chief
-----------------------                   Accounting Officer
Stephen A. McCommon


/s/ George P. Farley
----------------------
George P. Farley                          Director

/s/ James K. Harlan
------------------------                  Director
James K. Harlan

/s/ David C. Hurley
------------------------
David C. Hurley                           Director


/s/ Admiral Thomas W. Steffens (Ret)      Director
------------------------------------
Admiral Thomas W. Steffens (Ret)


                                 IONATRON, INC.

                              FINANCIAL STATEMENTS
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                      INDEX

                                                                                                                        Page No.

Management's Report on Internal Control Over Financial Reporting...................................................      F - 2

Report of Independent Registered Public Accounting Firm on Internal

          Control Over Financial Reporting.........................................................................      F - 3

Report of Independent Registered Public Accounting Firm on Financial Statements....................................      F - 5

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Statements of Operations.........................................................................      F - 6
     Consolidated Balance Sheets...................................................................................      F - 7
     Consolidated Statements of Cash Flows.........................................................................      F - 8
     Consolidated Statements of Stockholders' Equity (Deficit).....................................................      F - 9
     Notes to Consolidated Financial Statements....................................................................      F - 10


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING:

Ionatron's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, Ionatron conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.


In conducting Ionatron's evaluation of the effectiveness of its internal control over financial reporting, Ionatron has excluded the acquisition of the assets and certain liabilities of North Star Research Corporation completed by Ionatron in September 2004 through its subsidiary, North Star Acquisition Corp. North Star Acquisition Corp. constituted $2.8 million and $2.6 million of total and net assets, respectively, as of December 31, 2004 and $0.6 million and $0.03 million of revenue and net loss, respectively, for the year then ended. Refer to
Note 1 to the consolidated financial statements for further discussion of this acquisition and its impact on Ionatron's consolidated financial statements.


Based on Ionatron's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.


                                        By: /s/ Thomas C. Dearmin
                                            ----------------------------
                                            Thomas C. Dearmin
                                            Chief Executive Officer, President
                                            and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Ionatron, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Ionatron, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Assessment of Internal Control Over Financial Reporting included in Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of North Star Research Corporation, which are included in the 2004 consolidated financial statements of Ionatron, Inc. and constituted $2.8 million and $2.6 million of total and net assets, respectively, as of December 31, 2004 and $.6 million and $.03 million of revenues and net loss, respectively, for the year then ended. North Star Research Corporation was acquired by Ionatron, Inc. during September 2004. Our audit of internal control over financial reporting of Ionatron, Inc. also did not include an evaluation of the internal control over financial reporting of North Star Research Corporation.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and the period June 3, (inception) through December 31, 2002 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

                                                      /s/ BDO Seidman, LLP

Los Angeles, California
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Ionatron, Inc.

We have audited the accompanying consolidated balance sheets of Ionatron, Inc. (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and the period June 3, (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ionatron, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the period June 3, (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

                                                      /s/ BDO Seidman, LLP

Los Angeles, California
March 11, 2005

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  FOR THE YEAR ENDED       FOR THE PERIOD
                                                                      DECEMBER 31,         JUNE 3 THROUGH
                                                             ----------------------------    DECEMBER 31,
                                                                 2004            2003            2002
                                                             --------------------------------------------
Revenue                                                      $ 10,930,522    $    383,273    $         --

Cost of revenue                                                10,094,379         356,822              --
                                                             ------------    ------------    ------------
Gross profit                                                      836,143          26,451              --

Operating expenses:
 General and administrative                                     2,565,778       1,681,174         429,352
 Selling and marketing                                            544,564         239,847          53,524
 Research and development                                         808,242       1,151,350         264,799
                                                             ------------    ------------    ------------
Total operating expenses                                        3,918,584       3,072,371         747,675
                                                             ------------    ------------    ------------
Operating loss                                                 (3,082,441)     (3,045,920)       (747,675)

Other (expense) income

 Interest expense                                                (215,593)       (196,189)             --
 Interest income                                                   46,122              --              --
    Other income (expense)                                            484              --              --
                                                             ------------    ------------    ------------
   Total other                                                   (168,987)       (196,189)       (747,675)
                                                             ------------    ------------    ------------
Loss before provision for taxes                                (3,251,428)     (3,242,109)       (747,675)

Income taxes                                                        9,577              --              --
                                                             ------------    ------------    ------------

Net loss                                                     $ (3,261,005)   $ (3,242,109)   $   (747,675)
                                                             ============    ============    ============
Net loss per share - basic and diluted                       $      (0.05)   $      (0.07)   $      (0.02)
                                                             ------------    ------------    ------------
  Weighted average number of shares outstanding, basic and
    diluted                                                    65,264,393      48,452,249      48,452,249
                                                             ============    ============    ============

          See accompanying notes to consolidated financial statements.

                                 IONATRON, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                          DECEMBER 31,
                                                                  ---------------------------
                                                                      2004           2003
                                                                  ---------------------------
ASSETS
Current assets
     Cash and cash equivalents                                    $  3,495,779   $    103,392
     Accounts receivable - net                                       4,497,350        104,454
     Inventory                                                         341,334         21,000
     Receivables from stockholder                                         --          107,482
     Other receivables                                                  30,403           --
     Prepaid expenses                                                  404,619         47,905
                                                                  ---------------------------

 Total current assets                                                8,769,485        384,233
 Property and equipment - net                                        1,416,072      1,141,887
 Goodwill                                                            1,487,884             --
 Non-amortizable intangible assets                                     603,000             --
 Amortizable intangible assets - net                                   261,450             --
                                                                  ---------------------------

 TOTAL ASSETS                                                     $ 12,537,891   $  1,526,120
                                                                  ===========================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities
       Note payable to stockholder                                $  2,800,000   $  4,300,000
       Accounts payable                                              1,639,018        330,696
       Accrued expenses                                                841,067        365,208
       Billings in excess of costs                                      25,695             --
       Current portion of capital lease obligation                       2,435             --
                                                                  ---------------------------
Total current liabilities                                            5,308,215      4,995,904

 Capital lease obligation                                                3,482             --
    Deferred tax liabilities                                             9,577             --

 Commitments and contingencies                                              --             --

 Stockholders' equity (deficit)
       Preferred stock, 1,000,000 shares authorized and unissued            --             --
       Common stock, $.001 par value, 100,000,000 shares
         authorized; 70,846,204 shares issued and outstanding at
         December 31, 2004 and 48,452,249 shares issued and
         outstanding at December 31, 2003                               70,846         48,452

       Additional paid-in capital                                   10,406,776        471,548
       Accumulated deficit                                          (3,261,005)    (3,989,784)
                                                                  ---------------------------
 Total stockholders' equity (deficit)                                7,216,617     (3,469,784)
                                                                  ---------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $ 12,537,891   $  1,526,120
                                                                  ===========================

          See accompanying notes to consolidated financial statements.

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         FOR THE PERIOD
                                                                                         JUNE 3 THROUGH
                                                       FOR THE YEAR ENDED DECEMBER 31      DECEMBER 31,
                                                       ------------------------------------------------
                                                              2004             2003             2002
                                                       ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $    (3,261,005)  $    (3,242,109)  $   (747,675)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                887,154           645,002        230,286
  Loss on equipment disposal                                       470                --             --
  Deferred income tax provision                                  9,577                --             --
  Changes in working capital components:

   Accounts receivable                                      (4,148,541)         (104,454)            --
   Other receivables                                           (30,403)           (7,482)      (100,000)
    Inventory                                                 (320,334)          (21,000)            --
   Prepaid expenses                                           (356,714)          (46,105)        (1,800)
   Accounts payable                                          1,483,784          (537,626)       868,322
   Billings in excess of costs                                  25,695                --             --
   Accrued expenses                                            141,414           320,228         44,980
                                                       ------------------------------------------------
  Net cash provided by (used in) operating activities       (5,568,903)       (2,993,546)       294,113
                                                       ------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of equipment                                      (1,115,672)         (625,268)    (1,391,907)
 Proceeds from disposal of equipment                             3,208                --             --
 Receivables from stockholder                                  107,482                --             --
 Acquisition of business, net of cash acquired                (573,234)               --             --
                                                       ------------------------------------------------
   Net cash (used in) investing activities                  (1,578,216)         (625,268)    (1,391,907)
                                                       ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from note payable to stockholder                   1,000,000         3,125,000      1,175,000
 Proceeds from issuance of common stock                           --                  --         20,000
 Repayment on note payable to stockholder                     (500,000)               --             --
 Principal payments on capital lease obligation                 (1,545)               --             --
 Cash acquired from merger                                   8,816,573                --             --
 Proceeds from issuance of warrants                               --             500,000             --
 Exercise of stock options and warrants                      1,224,478                --             --
                                                       ------------------------------------------------
   Net cash provided by financing activities                10,539,506         3,625,000      1,195,000
                                                       ------------------------------------------------

Net increase in cash and cash equivalents                    3,392,387             6,186         97,206

Cash and cash equivalents, beginning of period                 103,392            97,206             --
                                                       ------------------------------------------------
Cash and cash equivalents, end of period               $     3,495,779   $       103,392   $     97,206
                                                       ================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         CASH PAID DURING THE PERIOD FOR:

                            Interest                   $       215,593   $       196,189   $         --
                            Income taxes                        66,287                --             --


      See non-cash investing and financing activities at Note 15

           See accompanying notes to consolidated financial statements

                                 IONATRON, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          YEAR ENDED DECEMBER 31, 2004

                                                     -------------------------
                                                           COMMON STOCK
                                                     -------------------------
                                                       SHARES         AMOUNT           APIC           DEFICIT              TOTAL
                                                     -----------------------------------------------------------------------------
Balance at inception, June 3, 2002
Issuance of common stock for cash                    48,452,249    $    48,452       (28,452)       $        --        $    20,000
Net loss for the period                                      --             --            --           (747,675)          (747,675)
                                                     -----------------------------------------------------------------------------
Balance as of December 31, 2002                      48,452,249         48,452       (28,452)          (747,675)          (727,675)
Issuance of warrants for cash                                --             --       500,000                 --            500,000
Net loss for the year                                        --             --            --         (3,242,109)        (3,242,109)
                                                     -----------------------------------------------------------------------------
Balance as of December 31, 2003                      48,452,249         48,452       471,548         (3,989,784)       (3,469, 784)

Transfer of deficit on termination of
Subchapter S election                                        --             --    (3,989,784)         3,989,784                 --
Contribution of note payable to stockholders'
equity                                                       --             --     2,000,000                 --          2,000,000
Issuance of common stock in merger                   19,346,090         19,346     8,797,227                 --          8,816,573
Issuance of common stock in North Star
acquisition                                             199,063            199     1,699,801                 --          1,700,000
Exercise of stock options and warrants                2,848,802          2,849     1,221,629                 --          1,224,478
Shares issued for services performed
                                                             --             --       206,355                 --            206,355
Net loss for the year                                        --             --            --         (3,261.005)        (3,261,005)
                                                     -----------------------------------------------------------------------------
Balance as of December 31, 2004                      70,846,204         70,846    10,406,776         (3,261,005)         7,216,617
                                                     =============================================================================


        See accompanying notes to the consolidated financial statements.

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Ionatron, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Research Acquisition Corp. as of December 31, 2004 (collectively, "Company," "Ionatron," "we," "our" and "us"). All intercompany balances and transactions have been eliminated.

NATURE OF BUSINESS AND SUMMARY OF OPERATIONS:

Ionatron was formed on June 3, 2002 to develop and market Directed Energy Weapon technology products initially for sale to the U.S. Government. The goal of the Company is to produce products that incorporate our technology initially for specific U.S. Government customer applications and platforms. Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based directed energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future. During 2003 and 2002, the Company engaged in research and development and business development activities culminating in our first U.S. Government contract in September of 2003. During 2004 we demonstrated the laser guided man-made lightning directed energy technology in the laboratory; demonstrated the technology effects on a variety of targets both under U.S. Government contract and using internal research and development funding; delivered a compact laser source specifically designed to enable the technology under a U.S. Government contract; and commenced a U.S. Government contract for the development of a system on a mobile platform for field demonstration and testing.

Through North Star, we are involved in the design and manufacture of a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries.

MERGER AND RECAPITALIZATION:

On March 18, 2004, a subsidiary of U. S. Home & Garden, Inc. (USHG), a non-operating, publicly traded company merged into Ionatron, Inc. (the "Merger"). Following the Merger, USHG stockholders held 33.89 % and Ionatron stockholders held 66.11% of USHG common stock on a fully diluted basis. The combination has been accounted for as a recapitalization of Ionatron, Inc., effective from our inception on June 3, 2002 and the issuance of 19,346,090 common shares and 5,492,009 options and warrants to the USHG stockholders on the date of merger in exchange for the cash. We also acquired in the Merger a $1.6 million principal amount subordinated promissory note from a highly leveraged entity. This note matures in 2009 and accrues interest on a compound basis at the rate of 9% per annum until maturity. We recorded a 100% valuation allowance for this note due to the uncertainty of collectibility.

The consolidated financial statements reflect the historical results of Ionatron, Inc., prior to March 18, 2004, and the consolidated results of operations of the Company since March 18, 2004. All outstanding shares of Ionatron common stock were converted to 48,452,249 shares of USHG common stock. On April 29, 2004, our stockholders approved the change of our corporate name to Ionatron, Inc., an increase of our authorized common stock to 100,000,000 shares, and the classification of the Board of Directors into three classes. We also changed our fiscal year end from June 30 to December 31.

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes know which could impact the amounts reported and disclosed herein. Significant estimates include the purchase price allocation with respect to the North Star acquisition.

REVENUE RECOGNITION:

Revenues under long-term U.S. Government contracts are recorded under the percentage of completion method. Revenues, billable monthly, under cost plus fixed fee contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, and subcontractor costs and manufacturing and administrative overhead allowable under the contract. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Gross revenue is presented as we do not generally provide an allowance for returns from our customers.

The asset accounts receivable includes costs and estimated earnings in excess of billing on uncompleted contracts which represents revenues recognized in excess of amounts billed. Such revenues are billable under the terms of the contracts at December 31, 2004, yet were not invoiced until January 2005 and are generally expected to be collected within 60 days. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

Revenues for other products and services are recognized when such products and services are delivered and, in connection with certain sales to government agencies, when the products and services are accepted, which is normally negotiated as part of the initial contract.

COST OF REVENUE:

Cost of revenue under long-term U.S. Government contracts is recorded using the cost plus fixed fee method. Cost of revenue is recorded as costs are incurred. Costs include direct labor, direct materials, subcontractor costs and manufacturing and administrative overhead. General and administrative expenses allowable under the terms of the contracts are allocated per contract depending on its direct labor and material proportion to total direct labor and material of all contracts.

As contracts can extend over one or more accounting periods, revisions in costs estimated during the course of work are reflected during the accounting period in which the facts become known.

NET LOSS PER SHARE:

Basic (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflect the effect of common shares issuable upon exercise of stock options and warrants when such effect is dilutive. As such, no diluted weighted average number of shares outstanding nor diluted loss per share has been reflected as the effect is anti-dilutive.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of 3 months or less and municipal bonds with a variable interest rate that is adjusted to the current market rate of interest every seven days and are readily convertible into cash.

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

ACCOUNTS RECEIVABLE - NET:

Our accounts receivable balance includes contract receivables related to completed and in progress contracts, retentions, and cost and estimated earnings on uncompleted contracts.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets from 3 to 10 years. Leasehold improvements are depreciated over the life of the related lease or asset, which ever is shorter. Amortization of assets acquired under capital leases is included in depreciation and amortization expense.

Significant improvements extending the useful life of property are capitalized. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

COMPUTER SOFTWARE DEVELOPMENT COSTS:

Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and are capitalized, including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Amortization is provided on a straight-line basis over the shorter of 3 years or the estimated useful life of the software.

VALUATION OF LONG-LIVED ASSETS INCLUDING INTANGIBLES SUBJECT TO AMORTIZATION:

We review long-lived assets, including certain identifiable intangibles for possible impairment whenever events or changes in circumstances, such as the rapid pace of technology, indicate that the carrying amount of any asset may not be recoverable. We assess the recoverability of such long-lived assets by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Factors we consider important that could trigger an impairment review include the following:

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

GOODWILL AND INDEFINITE LIFE INTANGIBLE ASSETS:

We account for Goodwill and Indefinite Life Intangible Assets based on the method of accounting prescribed by the provisions of SFAS 142, "Goodwill and Other Intangible Assets," and we have determined that Ionatron and North Star represent two separate reporting units. We believe that the North Star Research trade name is an indefinite life intangible asset.

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

Goodwill and indefinite life intangible assets will be tested annually for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue and the timing of expenses. We develop future cash flows based on projected revenues with the assumption that expenses will grow at rates consistent with historical rates. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

The impairment evaluation for indefinite life intangible assets is performed by a comparison of the asset's carrying value to the asset's fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic, or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In addition, each reporting period, we evaluate intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

INCOME TAXES:

Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely that such assets will not be realized.

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

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

STOCK-BASED COMPENSATION:

We account for our stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion 25. Under the intrinsic value based method, compensation cost is the excess of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS 123, "Accounting for Stock-Based Compensation" and SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No.123." Non-employee stock-based transactions are accounted for under SFAS No.123.

Pro-forma compensation and non-employee compensation are based on the fair value of the options granted which has been estimated at the various dates of the grants using the Black-Scholes option-pricing model with the following assumptions:

      o Fair market value of the underlying common stock based on our closing common stock price on the date the option is granted;

      o Risk-free interest rate based on the weighted averaged 5-year U.S. Treasury note strip rates;

      o Volatility is based on comparable companies considered as we do not have sufficient trading history for our common stock;

      o     No expected dividend yield based on future dividend payment plans;
            and

      o     Expected life of the options is five years.

Pro-forma compensation and non-employee compensation only apply to 2004 as no stock options and warrants existed prior to re-capitalization.

No compensation cost has been recognized for options granted to employees for the years ended December 31, 2004, 2003 and 2002. The following presents pro forma net loss information as if compensation expense had been recognized for stock options as determined under the fair-value-based method prescribed by SFAS 123 using the Black-Scholes options pricing model and amortized over the vesting periods of the related options:


                         FOR THE YEAR ENDED DECEMBER 31,
                         -------------------------------
                                                  2004               2003               2002
                                              ------------       ------------       -----------
Net loss:
   As reported                                $(3,261,005)       $(3,242,109)       $  (747,675)

   Pro forma stock compensation expense        (1,020,523)                --                 --
                                              -----------        -----------        -----------

   Pro forma                                  $(4,281,528)       $(3,242,109)       $  (747,675)
                                              ===========        ===========        ===========

Net loss per share - basic and diluted:
   As reported                                $     (0.05)       $     (0.07)       $     (0.02)
                                              ===========        ===========        ===========

   Pro forma                                  $     (0.07)       $     (0.07)       $     (0.02)
                                              ===========        ===========        ===========


Compensation expense recorded for shares and options delivered to non-employees for the year ended December 31, 2004 was approximately $206,355 which was charged to operating expenses with an offsetting entry to additional paid in capital. No compensation expense was recorded for options to purchase shares or shares delivered for the year ended December 31, 2003.

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount of accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

The note payable to stockholder and note payable to a third party is based on current rates at which the Company reasonably expects it could borrow funds with similar remaining maturities.

INVENTORIES:

Inventories, primarily consisting of labor, overhead and materials pertaining to long-term contracts, are carried at cost. At December 31, 2004, inventory was comprised only of materials.

CONCENTRATIONS OF CREDIT RISK:

We maintain cash balances at a major bank and, at times, balances exceed FDIC limits. We generally do not have a significant concentration of credit risk on accounts receivable from the U.S. Government.

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

We do not generally provide an allowance for receivables from the U.S. Government. We have non-government customers for which we provide for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable.

BILLINGS IN EXCESS OF COSTS AND EARNINGS:

Billings in excess of costs and earnings consists of amount for which contract billings have been presented but the goods and services required under the contracts have not yet been provided and the associated revenue has not been recognized.

RESEARCH AND DEVELOPMENT EXPENSES:

We expense our research and development costs as incurred.

COMPREHENSIVE INCOME:

We have no items of comprehensive income or expense. Accordingly, our comprehensive income (loss) and net income (loss) are equal for all periods presented.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), "Share-Based Payment," which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS 95, "Statement of Cash Flows." Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123, however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options (for all grant years), to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Thus, Ionatron must adopt SFAS 123(R) no later than July 1, 2005.

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

SFAS 123(R) permits public companies to account for share-based payments using one of two methods: modified-prospective method or modified-retrospective method. The modified-prospective method is similar to the modified prospective method described in SFAS 148. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.


Under the modified retrospective method, which includes the requirements of the modified prospective method described above, companies are permitted to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.


Ionatron plans to adopt SFAS 123(R) no later than July 1, 2005, but has not yet determined what method it will use. We account for our stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." Non-employee stock-based transactions are accounted for under SFAS 123 of accounting prescribed by APB Opinion 25. Currently, Ionatron uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS 123(R).

On November 24, 2004, the FASB issued Statement of Financial Accounting Standards No. 151 "Inventory Costs--an amendment of ARB No. 43, Chapter 4" (SFAS No. 151) effective for fiscal years beginning after June 15, 2005. SFAS 151 will become effective for us on August 1, 2005. This Statement amends the guidance in ARB 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently reviewing the requirements of SFAS 151; however, we do not believe that the adoption of SFAS 151 will have a material effect on our results of operations or financial position.

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 3 - ACCOUNTS RECEIVABLE:

Our accounts receivable balance as of December 31, 2004 includes contract receivables related to completed and in progress contracts, retentions, and cost and estimated earnings on uncompleted contracts. Costs and estimated earnings on uncompleted contracts represent amounts that are billable under the terms of the contracts at December 31, 2004, were invoiced in January 2005 and are generally expected to be collected within 60 days.

Contract Receivables                              December             December
                                                  31, 2004             31, 2003
                                                ----------           ----------
Completed contracts                             $   17,432           $       --
Contracts in progress                            2,264,509               73,027
Retained                                           100,000                   --
Cost and estimated earnings on
 uncompleted contracts                           2,132,841               31,427
                                                ----------           ----------
                                                 4,514,782              104,454
Less: Allowance for doubtful accounts               17,432                   --
                                                ----------           ----------

     Total                                      $4,497,350           $  104,454
                                                ==========           ==========

Contract receivables at December 31, 2004 are expected to be collected within one year. There are no claims or unapproved change orders included in contract receivables at December 31, 2004 and 2003. The allowance for doubtful accounts at December 31, 2004 represents an estimate for potentially uncollectible accounts receivable related to non-governmental customers which is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable.

COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS


                                                December 31,        December 31,
                                                     2004               2003
                                                -------------        ----------
Cost incurred on uncompleted contracts            $10,054,620        $  264,752
Estimated earnings                                    739,332            19,281
                                                -------------        ----------

                                                   10,793,952           284,003
  Less: Billings to date                            8,686,806           252,606
                                                -------------        ----------

  Total                                           $ 2,107,146        $   31,427
                                                =============        ==========

Included in accompanying balance sheet
  under the following captions:

Costs and estimated earnings in excess
  of billings on uncompleted contracts            $ 2,132,841            31,427

Billings in excess of costs and estimated
  earnings on uncompleted contract                    (25,695)               --
                                                -------------        ----------
  Total                                           $ 2,107,146       $    31,427
                                                =============        ==========

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 4 - SIGNIFICANT ASSET ACQUISITION:

In September 2004, Ionatron completed the acquisition of substantially all the assets of North Star Research Corporation ("North Star"), a New Mexico corporation engaged in the business of designing and manufacturing a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries. The results of operations of North Star have been included in the consolidated financial statements from September 30, 2004 to December 31, 2004.

As consideration for North Star's assets, the Company paid $700,000, issued 199,063 shares of the Company's common stock valued at $1,700,000, and assumed liabilities for warranty claims and other accrued expenses. The Company recognized goodwill of $1,487,884, and intangible assets of $886,000 in the acquisition. The assets acquired and liabilities assumed were recorded under the purchase method of accounting. The transaction was effected through a newly formed subsidiary, North Star Research Acquisition Corp., a Delaware corporation, and was funded through cash on hand.

The following table summarizes the estimated fair values of the asset acquired and liabilities assumed at the date of acquisition:


Purchase Price:

                Cash and cash equivalents                           $   700,000
                Common stock                                          1,700,000
                Advance to North Star                                   200,000
                Acquisition costs                                        15,000
                                                                    -----------

Total purchase price                                                  2,615,000
                                                                    -----------

Allocated as follows:
               Working capital assumed:

                               Cash and cash equivalents                126,765
                               Accounts receivable                      244,355
                               Accounts payable                         (30,892)
                               Warranty reserve                         (40,000)
                               Accrued expenses and other               (35,670)
                                                                    -----------
                               Net working capital                      264,558

               Fixed assets                                              20,334
               Due to former owners                                     (43,776)
                                                                    -----------

Net book value of assets acquired and liabilities
 assumed                                                                241,116

Excess purchase price to be allocated                               $ 2,373,884
                                                                    ===========

Allocated as follows:

               Goodwill                                             $ 1,487,884
               Non-amortizable intangible assets                        603,000
               Amortizable intangible assets                            283,000
                                                                    -----------
Total allocated                                                     $ 2,373,884
                                                                    ===========

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

Of the $886,000 of acquired intangibles, $603,000 was assigned to Tradename which is not subject to amortization. The remaining $283,000 of acquired intangible assets have a weighted-average useful life of approximately five (5) years. The intangible assets that make up that amount include Technological know-how of $212,000 (5-year useful life), contractual backlog of $37,000 (1-year useful life), and a patent of $34,000 (5-year useful life).

The $1,487,884 was assigned to the North Star segment, all of which is expected to be deductible for tax purposes.

We allocate the purchase price of an acquired business, on a preliminary basis, to the identified assets acquired based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until we have obtained all required information to complete the allocation. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the allocation period for finalizing purchase price allocations generally does not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease or increase those amounts allocated to goodwill.

The following unaudited Condensed pro forma Statements of Operations (the "Pro Forma Financial Statements") are based on historical financial statements of the Company and North Star after giving effect to the Company's purchase of substantially all of the assets of North Star and assumption of liabilities for warranty claims and other accrued expenses.

The Pro Forma Financial Statements were prepared as if the transaction has occurred as of January 1, 2003 for the Statements of Operations. The Pro Forma Financial Statements are not necessarily indicative of the future results of operations of the Company after the purchase of North Star's net assets, or of the results of operations of the Company had the purchase of North Star's net assets occurred on the dates indicted above or been in effect for the period presented.


          Pro Formas

                                          2004                 2003
                                          ----                 ----
          Revenue                    $ 12,851,819        $  3,645,876

          Net loss                   $ (3,025,599)       $ (3,208,984)

          Net loss per share -
          Basic and diluted          $      (0.05)       $      (0.07)

NOTE 5 - PROPERTY AND EQUIPMENT:

Property and Equipment consists of the following:

                                                   December 31,    December 31,
                                                      2004            2003
                                                  -------------   -------------

Furniture and leasehold improvements              $     201,249   $      16,559

Equipment and software                                2,957,035       2,000,617
                                                  -------------   -------------

         Total                                        3,158,284       2,017,176

Less accumulated depreciation and
 amortization                                        (1,742,212)       (875,289)
                                                  -------------   -------------

Net property and equipment                        $   1,416,072   $   1,141,887
                                                  =============   =============

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 6 - INTANGIBLE ASSETS:

The Intangible Assets recognized from the North Star acquisition is comprised of the following as of December 31, 2004:


                                                                  Contractual   Technological
                                                   Patent          Backlog         Know-how           Total
                                                 ------------------------------------------------------------
Intangible assets subject to amortization:       $  34,000        $  37,000        $ 212,000        $ 283,000

2004 Amortization                                   (1,700)          (9,250)         (10,600)         (21,550)
                                                 ------------------------------------------------------------

Net intangible asset                             $  32,300        $  27,750        $ 201,400        $ 261,450
                                                 ============================================================

Estimated amortizable life                        5 years           1 year          5 years


Amortization expense related to purchased intangible assets was $21,550 for the year ended December 31, 2004.

Intangible assets not subject to amortization represent Tradename in the amount of $603,000 as of December 31, 2004.

NOTE 7 - ACCRUED EXPENSES:

Accrued expenses consist of accruals for professional fees, deferred rent, interest on note payable to stockholder, payroll liabilities and warranty claims. Included in the acquisition of North Star's assets, the Company assumed liabilities for warranty claims against the purchased assets for $40,000. The warranty is for products sold within the past year and will be re-evaluated throughout the year.

       Aggregate Product Warranty Liability:
       -----------------------------------------------------------------
       Beginning Balance September 30, 2004                      $40,000
         Payments made under warranties                               --
         Change for accruals related to product warranties            --
         Change for accruals related to preexisting
         warranties                                                   --
                                                                 -------
       Ending Balance December 31, 2004                          $40,000
                                                                 =======

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

Accrued expenses consisted of the following at December 31, 2004 and 2003:

                                      December 31, 2004  December 31, 2003
                                      -----------------  -----------------
           Payroll Liability                   $309,818           $ 30,057
           Deferred Rent                         52,874            333,117
           Warranty Reserve                      40,000                 --
           Insurance Premium Financing          199,171                 --
           Other                                239,204              2,034
                                      -----------------  -----------------
           Total Accrued Expenses              $641,896            365,208
                                      =================  =================

NOTE 8 - NOTE PAYABLE TO STOCKHOLDER:

The Company's Chairman, a significant stockholder, has provided funds from the inception of the Company under a revolving credit arrangement. The maximum amount borrowed was $5.3 million. After pay down of $500,000 and contribution of $2 million of the revolving credit into equity in the first quarter of 2004, the remainder of $2.8 million was incorporated into a new $3 million revolving credit arrangement with the same terms as the original revolving credit agreement. The note payable to stockholder bears interest at a variable annual rate equal to the prime rate plus two percent (2%), is due upon demand subject to Board approval, and is collateralized by the assets of our subsidiary, Ionatron Technologies, Inc. $2.8 million and $4.3 million were outstanding under the revolving credit arrangements at December 31, 2004 and December 31, 2003, respectively. Interest paid to stockholder was approximately $211,000 and $196,000 for the year ended December 31, 2004 and 2003, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY:

      PREFERRED STOCK:

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, rights and preference as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights; which could adversely affect the voting power or other rights of the holders of the Company's common stock. No shares of the preferred stock are outstanding.

      COMMON STOCK:

On April 29, 2004, our stockholders approved the increase in our authorized common stock to 100,000,000 shares. A Rights Agreement commonly known as a "poison pill", currently exists which provides that in the event an individual or entity becomes a beneficial holder of 12% or more of the shares of our capital stock, without the approval of the Board of Directors other stockholders of the Company shall have the right to purchase shares of our (or in some cases, the acquirer's) common stock from the Company at 50% of its then market value. In connection with the Merger, the Board of Directors approved the acquisition of greater than 12% of our capital stock by both our Chairman and Chief Executive Officer.

      STOCK WARRANT AND DEVELOPMENT AGREEMENT:

In October 2003, we entered a Development Agreement with a third party whereby the Company issued a warrant, which expires October 2008, to purchase 1,028,076 common shares at $0. All non-financial terms of development agreements are considered classified information by the U.S. Government, including the identity of the third party. The initial $500,000 payment under the agreement was considered as payment for the warrant and was recorded as additional paid-in-capital. 1,028,076 shares of common stock issued in the Merger were held in escrow pending issuance under the warrant. In a subsequent agreement with the third party, we terminated the Development Agreement and the Warrant was converted into 725,000 shares of common stock in November 2004.

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

      STOCK OPTIONS AND WARRANTS:

At December 31, 2004 there were options and warrants to purchase approximately
4.3 million shares of common stock outstanding. Options and warrants issued by USHG covering approximately 5.5 million shares of common stock exercisable, at exercise prices ranging from $0.25 to $5.00 until 2013 were outstanding at the date of the merger. Subsequent to the Merger and through December 31, 2004, options to purchase 1,758,925 shares of common stock were granted and options to purchase 1,955,083 shares of common stock were exercised. Of the total options granted, options to purchase 300,000 shares with an exercise price of $3.00 were granted to consultants for services provided in connection with the Merger, in which the value of the options and related merger costs were both charged to additional paid in capital, which netted to zero. Options to purchase 100,000 shares with an exercise price of $5.05 were granted to a non-employee for consultant services which was charged to expense and recorded as additional paid in capital. The remainder, some of which vest at date of grant and others which vest over one year to four year periods, were granted to directors and employees and have exercise prices ranging from $2.85 to $8.79. We may issue up to 3,000,000 shares of common stock at terms and conditions approved by the Board at dates of issuances under the stock incentive plan approved by our stockholders on April 29, 2004. As of December 31, 2004, options to purchase 651,425 shares have been granted under this plan.

A summary of the activity of options under the plan follows:

                                                 Number of      Weighted Average
                                                  Options        Exercise Price
                                              ---------------   ----------------
Outstanding at March 18, 2004:                      3,908,833   $           0.72

Granted                                             1,758,925               4.30
Exercised                                          (1,955,083)              1.24
Forfeited                                             (64,750)              3.84
                                              ---------------   ----------------
Outstanding at December 31, 2004                    3,647,925   $           2.34
                                              ===============   ================

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2004 is as follows:


                                  Options Outstanding                          Options Exercisable
                   ----------------------------------------------------    -----------------------------
                                     Weighted Avg.         Weighted                           Weighted
                                      Remaining             Avg.                                Avg.
                   Number of        Contractual Life      Exercise          Number of         Exercise
Exercise Price       Shares           (In Years)            Price            Shares           Price
---------------  -------------    ------------------    -------------     -------------    -------------
$0.48 - $0.75       1,954,250           4.21               $   0.63           1,954,250         $   0.63
$2.85 - $5.77       1,478,300           4.17               $   3.81             772,208             4.16
$6.00 - $8.79         215,375           4.73               $   7.71                  --               --
                                                                          -------------    -------------
     Total                                                                    2,726,458         $   1.63
                                                                          =============    =============


                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

A summary of the activity of warrants follows:

                                                Number of          Weighted
                                               Underlying       Average Exercise
                                                 Shares             Price
                                             --------------     ----------------
Outstanding March 18, 2004                        1,597,426     $           0.39

Granted                                                --       $           --
Exercised                                    $     (989,966)    $           0.25
Forfeited                                              --       $           --
                                             --------------     ----------------

Outstanding December 31, 2004                       607,460     $           0.63
                                             ==============     ================

Additional information about outstanding warrants to purchase the Company's common stock as of December 31, 2004 is as follows:

                                         Warrants Outstanding                            Warrants Exercisable
                        --------------------------------------------------------    --------------------------------
                                             Weighted Avg.
                                               Remaining

                           Number of          Contractual        Weighted Avg.       Number of       Weighted Avg.
   Exercise Price           Shares          Life(In Years)      Exercise Price        Shares        Exercise Price
---------------------   ----------------    ----------------    ----------------    ------------    ----------------
       $0.63                607,460             4.21                $0.63             607,460           $0.63
                                                                                    ------------    ----------------

       Total                                                                          607,460           $0.63
                                                                                    ============    ================


NOTE 10 - SIGNIFICANT CUSTOMERS:

The majority of our customers are either the U.S. Government or contractors to the U.S. Government and represented 99% and 100% of revenues for 2004 and 2003, respectively.

NOTE 11 - RETIREMENT PLANS:

We established a 401(k) plan for the benefit of our employees. We may make discretionary contributions to the plan. In the fiscal year 2004, the Company contributed $3,600 to the 401(k) plan. In the fiscal years 2003 and 2002, the Company did not contribute to the 401(k) plan.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

      OPERATING LEASES:

We lease office, manufacturing and storage space at our Tucson facility at an annual rental of $330,000 under a non-cancelable operating lease agreement from a company that is majority owned by our Chairman and other principal stockholders. The lease expires in November 2012, contains renewal options and an escalation provision at the end of five years that increases our annual rent by $49,500. We are also responsible for certain property related costs, including insurance, utilities and property taxes. Rent expense was approximately $411,000, $355,000 and $73,000 for 2004, 2003 and 2002,
respectively.

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

We also lease office, manufacturing and storage space at our Albuquerque facility. In November 2004, we entered into the fourth amendment to that operating lease which increased the leased premises to an annual rental of approximately $99,420. The lease expires in August 2007 and contains an escalation provision for the last 12 months of the lease that increases our annual rent by $2,900. The amended lease also contains an early termination provision effective after July 1, 2006 which is permissible with a 120 day advance notice and a payment of approximately $15,000. We are also responsible for certain property related costs, including insurance and utilities.

The Company also leases vehicles in both the Tucson and Albuquerque facilities to facilitate our material purchasing activities. These lease commitments total approximately $854 per month. We are responsible for registration, licensing and insurance costs.

Future annual minimum lease payments under these leases are:

       Years ending December 31,        Amount
     ------------------------------   ----------

               2005                   $  439,663
               2006                      434,287
               2007                      404,420
               2008                      379,500
               2009                      379,500
               Thereafter              1,091,063
                                       ---------

                  Total              $ 3,128,433
                                      ==========

In addition, we have entered into a lease for office, manufacturing and warehouse facilities at the Stennis Space Center in Mississippi that is expected to be available for occupancy early April 2005. The lease is for a five-year term with the annual rent increasing from $266,000 in the first year to $280,000 in the final year for an aggregate commitment of $1,367,000. The lease may be renewed three times in five-year increments. The facility is being improved by the landlord to make the space ready for lease and these improvements must be completed before we will take possession. We do not have access to or control over the facility and have no financial obligations until the improvements are completed to our satisfaction and the property is turned over to us. We are not subject to any incentives or allowances for leasehold improvements from the landlord. We have paid a $22,000 deposit on the building and will be required to pay another $22,000 deposit upon acceptance.

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

      CAPITALIZED LEASE:

We rent office equipment under a capitalized lease agreement with approximately $227 in monthly payments which expires in 2007.

Future annual minimum lease payments under these leases are:

    Years ending December 31,          Amount
    -------------------------          ------

               2005                   $ 2,724
               2006                     2,724
               2007                       908
                                      -------
     Total payments                   $ 6,356

      Less interest                      (439)
                                      -------
    Total principal                   $ 5,917
                                      =======

      GUARANTEES:

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer's liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2004.

      LITIGATION:

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not involved in any legal proceedings.

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 13 - INCOME TAXES:

Prior to January 1, 2004, we elected to be taxed as a Subchapter S-corporation with the individual shareholders reporting their respective share of our losses on their income tax return. Accordingly, we have no deferred tax assets or liabilities arising in prior periods except as discussed in the following paragraphs to this note. On January 1, 2004, we terminated our sub-chapter S election and converted to a C corporation.

The components of the provision for income taxes are as follows:

                                   December 31, 2004
                                  -------------------
Current:
--------

Federal                           $              --
State                                            --
                                  -------------------
    Total Current                                --

Deferred:
---------
Federal                                        (7,841)
State                                          (1,736)
                                  -------------------
   Total Deferred                              (9,577)
                                  -------------------
Total provision for income taxes  $            (9,577)
                                  ===================


The Company's provision for taxes differed from the statutory rate primarily due to $1.1 million change in the deferred tax asset valuation allowance from March 18, 2004, the date of the merger with USHG.

Deferred tax assets (liabilities) consist of the following:

                                               December 31,
                                                   2004
                                               ------------
     DEFERRED TAX ASSETS:
     Accruals & Reserves                      $     166,817
     Depreciation and Amortization                  109,836
     Tax Credit Carryforwards                       366,221
     Net Operating Loss                          15,455,319
     Capital Loss Carryforwards                     176,775
     Goodwill Amortization                           (9,577)
     Valuation Allowance                        (16,274,968)
                                               ------------
     Total Deferred Tax Assets                $      (9,577)
                                               ============

The net change in the valuation allowance for the year ended December 31, 2004 was an increase of approximately $1.1 million. Management believes that sufficient uncertainty exists regarding the future realization of the Company's deferred tax assets and thus a full valuation allowance is required.

At December 31, 2004, the Company had approximately $42.5 million of Net Operating Loss ("NOL") carryforwards for federal income tax reporting purposes. Of this amount, approximately $27.1 million is attributable to losses that were incurred prior to a "change in ownership" as defined by Internal Revenue Code rules and, accordingly, have been limited to this amount through the valuation allowance. The amount that can be utilized each year is fixed; however, annual limitation amounts not previously utilized carry over to subsequent years and can be utilized to the extent of the total unexpired NOL carryforward amount. The pre-change of control NOL carryforwards will begin to expire in 2020.

                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

At December 31, 2004, the Company had approximately $15.4 million of Net Operating Loss ("NOL") carryforwards for state income tax reporting purposes. Utilization of these NOL's may be subject to substantial annual limitation due to the ownership change limitations provision of the respective states.

As of December 31, 2004, we have cumulative unused research and development tax credits of approximately $63,000 and $60,000 which can be used to reduce future federal and Arizona income taxes, respectively. We also have federal minimum tax credit carryforwards of $244,000. Federal research and development credit carryforwards expire beginning 2025. The Arizona research and development credits will begin to expire in 2020. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

Utilization of the company's net operating loss carryforwards and tax credits may be subject to substantial annual limitations and restrictions due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations and other restrictions could result in the expiration or elimination of the net operating loss carryforwards and tax credit carryforwards in whole or part before utilization. A valuation allowance was provided in full against the Company's net operating loss carryforwards and tax credits acquired in the merger with USHG and recapitalization of Ionatron on March 18, 2004. The benefit from any future reduction in this valuation allowance will be recorded as an increase in additional paid-in capital.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                                       For the
                                                                                       Period June 3
                                                                                       Through
                                                            Year Ended December 31,    December 31,
                                                              2004          2003           2002
                                                          ------------------------------------------
 Non-Cash Investing and Financing Activities:
            Conversion of note payable to common stock    $ 2,000,000   $        --    $        --
            Equipment purchased under capital lease             7,462            --             --
            Shares delivered to consultants for services
              performed                                       206,355            --             --
            Shares issued in acquisition                    1,700,000            --             --
            Acquisition cost accrued                           15,000            --             --

Assets and Liabilities in North Star Acquisition:

            Current and other assets, net of cash
              acquired                                       (244,355)           --             --
            Property and equipment                            (20,333)           --             --
            Goodwill                                       (1,487,889)           --             --
            Intangible assets                                (886,000)           --             --
            Account payable and accrued expenses              350,338            --             --


                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 15 - INDUSTRY SEGMENTS:

The Company is currently engaged in developing and marketing through two distinct segments: (1) Ionatron, Inc., where the focus is on Directed Energy Weapon technology products for sale to the U.S. Government and (2) North Star Research Acquisition Corp., which was acquired September, 30 2004, where the focus is on the manufacture of custom high voltage equipment for sale in a more broad-based market. Prior to the acquisition of North Star Research, there was only one segment.

SEGMENT INFORMATION FOR 2004:

                                           INTEREST       INTEREST        NET       IDENTIFIABLE
    BUSINESS SEGMENT        REVENUES        INCOME        EXPENSE        LOSS          ASSETS
    ----------------      ------------   ------------  ------------  ------------   ------------
Ionatron                  $ 10,570,396   $     45,907  $    215,593  $ (3,227,793)  $ 12,371,883

North Star                     568,001            215          --         (33,212)     2,753,210
                          ----------------------------------------------------------------------
Total Company               11,138,397         46,122       215,593    (3,261,005)    15,125,093

Intersegment                  (207,875)          --            --            --         (172,202)

Investment in Subsidiary          --             --            --            --       (2,415,000)
                          ----------------------------------------------------------------------

 Consolidated Company     $ 10,930,522   $     46,122  $    215,593  $ (3,261,005)  $ 12,537,891
                          ======================================================================


                                 IONATRON, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 16 - QUARTERLY OPERATING RESULTS (UNAUDITED):

Quarterly operating results for 2004 and 2003 were as follows:


                                        1ST           2ND            3RD            4TH
                                   ------------   ------------   ------------   ------------
   2004
Revenues                           $    272,442   $  1,833,572   $  2,628,982   $  6,195,526
Gross profit                             17,442        106,819        187,739        524,143
Operating loss                         (841,378)    (1,332,270)      (863,139)       (45,654)
Net loss                           $   (915,894)  $ (1,354,233)  $   (896,026)  $    (94,852)

Weighted average number of
 shares outstanding, basic
  and diluted                        51,428,571     69,079,967     69,814,859     70,625,259

Basic and diluted net loss  per
share                                     (0.02)         (0.02)         (0.01)         (--)



   2003

Revenues                           $       --     $       --     $    148,586   $    234,687
Gross profit                               --             --           10,712         15,739
Operating loss                         (959,050)    (1,004,019)      (762,816)      (320,035)
Net loss                           $   (992,861)  $ (1,051,565)  $   (815,648)  $   (382,035)

Weighted average number of shares
outstanding, basic and diluted       48,452,249     48,452,249     48,452,249     48,452,249

Basic and diluted net loss  per
share                                     (0.02)         (0.02)         (0.02)         (0.01)
