Form 10-Q
period 2005-03-31
IONATRON, INC.
filed 2005-05-10
CIK 879911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
      __________

                        Commission File Number 001-14015

                                 IONATRON, INC.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                77-0262908
      -------------------------------      ------------------------------------
      (State or Other Jurisdiction of      (IRS Employer Identification Number)
      Incorporation or Organization)

     3590 East Columbia Street
     Tucson, Arizona                                          85714
     (Address of Principal Executive Offices)               (Zip Code)

     Registrant's telephone number, including area code   (520) 628-7415

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

                       Yes |X| No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 5, 2005 there were 71,202,113 shares of the issuer's common stock, par value $.001 per share, outstanding.

                                 IONATRON, INC.
                                 March 31, 2005

PART I -       FINANCIAL INFORMATION

Item 1-        Consolidated Financial Statements
                      Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December
                      31, 2004                                                                                 3

                      Consolidated Statements of Operations for the three months ended March
                      31, 2005 and 2004 (Unaudited)                                                            4

                      Consolidated Statements of Cash Flows for the three months ended March
                      31, 2005 and 2004 (Unaudited)                                                            5

                      Notes to Consolidated Financial Statements                                               6

Item 2-        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                      14

Item 3-        Quantitative and Qualitative Disclosures About Market Risk                                      18

Item 4-        Controls and Procedures                                                                         19

PART II -      OTHER INFORMATION

Item 1-        Legal Proceedings                                                                               20

Item 2-        Unregistered Sales of Equity Securities and Use of Proceeds                                     20

Item 6-        Exhibits                                                                                        20

SIGNATURES                                                                                                     21

PART I  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 IONATRON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31, 2005     December 31, 2004
                                                                                  ----------------    ----------------
                                                                                    (Unaudited)          (Audited)
                                                                                  ----------------    ----------------
ASSETS
  Current assets
     Cash and cash equivalents                                                    $      1,910,258    $      2,495,779
     Accounts receivable - net                                                           2,119,456           4,497,350
     Inventory                                                                           1,420,445             341,334
     Municipal bonds available for sale                                                  1,000,000           1,000,000
     Other receivables                                                                      39,393              30,403
     Prepaid expenses                                                                      365,955             404,619
                                                                                  ----------------    ----------------
  Total current assets                                                                   6,855,507           8,769,485

     Property and equipment, net                                                         1,389,295           1,416,072
     Goodwill                                                                            1,487,884           1,487,884
     Unamortized intangible assets                                                         603,000             603,000
     Amortized intangible assets - net                                                     239,900             261,450
                                                                                  ----------------    ----------------

  TOTAL ASSETS                                                                    $     10,575,586    $     12,537,891
                                                                                  ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
     Accounts payable                                                             $      1,059,548    $      1,639,018
     Accrued expenses                                                                      741,739             841,067
     Note payable to stockholder                                                         2,800,000           2,800,000
     Billings in excess of costs                                                            16,032              25,695
     Current portion of capital lease obligation                                             9,526               2,435
                                                                                  ----------------    ----------------
  Total current liabilities                                                              4,626,845           5,308,215

     Capital lease obligation                                                               21,496               3,482
     Deferred tax liabilities                                                               19,154               9,577

     Stockholders' equity
       Preferred stock, 1,000,000 shares authorized and unissued                                --                  --
       Common stock, $.001 par value, 100,000,000 shares authorized; 71,183,363 shares issued and outstanding at March 31, 2005 and 70,846,204 shares
         issued and outstanding at December 31, 2004                                        71,183              70,846
       Additional paid-in capital                                                       10,745,511          10,406,776
       Accumulated deficit                                                              (4,908,603)         (3,261,005)
                                                                                  ----------------    ----------------
   Total stockholders' equity                                                            5,908,091           7,216,617
                                                                                  ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $     10,575,586    $     12,537,891
                                                                                  ================    ================


See accompanying notes to consolidated financial statements (unaudited)

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                       2005            2004
                                                                   ------------    ------------
Revenue                                                            $  2,570,271    $    272,442

Cost of revenue                                                       2,404,486         255,000
                                                                   ------------    ------------

Gross profit                                                            165,785          17,442

Operating expenses:
    General and administrative                                        1,523,204         565,549
    Selling and marketing                                               135,529         112,506
    Research and development                                            105,990         180,765
                                                                   ------------    ------------
Total operating expenses                                              1,764,723         858,820
                                                                   ------------    ------------

Operating loss                                                       (1,598,938)       (841,378)

Other (expense) income
    Interest expense                                                    (58,077)        (74,516)
    Interest income                                                      10,902              --
    Other                                                                 8,092              --
                                                                   ------------    ------------
   Total other                                                          (39,083)        (74,516)
                                                                   ------------    ------------

Loss before provision for income taxes                               (1,638,021)       (915,894)


Income taxes                                                              9,577              --
                                                                   ------------    ------------

Net loss                                                           $ (1,647,598)   $   (915,894)
                                                                   ------------    ------------

Net loss per share - basic and diluted                             $      (0.02)   $      (0.02)
                                                                   ============    ============

Weighted average number of shares outstanding, basic and diluted     70,969,510      51,215,979
                                                                   ============    ============


See accompanying notes to consolidated financial statements (unaudited)

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the three months ended
                                                                    ------------------------------------
                                                                     March 31, 2005      March 31, 2004
                                                                    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $     (1,647,598)   $       (915,894)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization                                    275,575             157,478
            Loss on equipment disposal                                        58,418                  --
            Stock option compensation                                         95,206                  --
            Deferred income tax provision                                      9,577                  --
            Changes in working capital components:
                (Increase) decrease in accounts receivable                 2,377,894             (63,889)
                (Increase) in other receivable                                (8,990)                 --
                (Increase) in inventory                                   (1,079,111)           (331,633)
                (Increase) decrease in prepaid expenses                       38,664             (35,650)
                 Increase (decrease) in accounts payable                    (579,470)            344,377
                (Decrease) in billings in excess of costs                     (9,663)                 --
                (Decrease) in accrued expenses                               (99,328)           (206,028)
                                                                    ----------------    ----------------
                        Net cash used in operating activities               (568,826)         (1,051,239)
                                                                    ----------------    ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                   (259,176)            (74,120)
    Receivables from stockholder                                                  --             104,769
                                                                    ----------------    ----------------
                        Net cash (used in) provided by investing
                            activities                                      (259,176)             30,649
                                                                    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable to stockholder                                     --           1,000,000
    Repayment on note payable to stockholder                                      --            (500,000)
    Principal payments on capital lease obligation                            (1,385)                 --
    Cash acquired from reverse merger                                             --           8,905,937
    Exercise of stock options and warrants                                   243,866                  --
                                                                    ----------------    ----------------
                        Net cash provided by financing activities            242,481           9,405,937
                                                                    ----------------    ----------------


Net (decrease) increase in cash and cash equivalents                        (585,521)          8,385,347

Cash and cash equivalents, beginning of period                             2,495,779             103,392
                                                                    ----------------    ----------------

Cash and cash equivalents, end of period                            $      1,910,258    $      8,488,739
                                                                    ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         CASH PAID DURING THE PERIOD FOR:
                        Interest                                              58,077                 633
                        Income taxes                                              --                  --

See non-cash investing and financing activities at Note 14

See accompanying notes to consolidated financial statements (unaudited)

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF BUSINESS AND SUMMARY OF OPERATIONS:

         Ionatron, Inc. ("Ionatron") was formed on June 3, 2002 to develop and market Directed Energy Weapon technology products initially for sale to the U.S. Government. The goal of the Company is to produce products that incorporate our technology initially for specific U.S. Government customer applications and platforms. Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based directed energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future. During 2003 and 2002, the Company engaged in research and development and business development activities culminating in our first U.S. Government contract in September of 2003. During 2004 we demonstrated the laser guided man-made lightning directed energy technology in the laboratory; demonstrated the technology effects on a variety of targets both under U.S. Government contract and using internal research and development funding; delivered a compact laser source specifically designed to enable the technology under a U.S. Government contract; and commenced a U.S. Government contract for the development of a system on a mobile platform for field demonstration and testing.

         Through North Star Power Engineering Inc. ("North Star"), we are involved in the design and manufacture of a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Ionatron and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star as of March 31, 2005 (collectively, "Company," "Ionatron," "we," "our" and "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended March 31, 2005, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K.

         Certain amounts in the 2004 consolidated financial statements have been reclassified to conform with the 2005 presentation.


MERGER AND RECAPITALIZATION:

         On March 18, 2004, a subsidiary of U. S. Home & Garden, Inc. (USHG), a non-operating, publicly traded company merged into Ionatron, Inc. (the "Merger"). Following the Merger, USHG stockholders held 33.89% and Ionatron stockholders held 66.11% of USHG common stock on a fully diluted basis. The combination has been accounted for as a recapitalization of Ionatron, Inc., effective from our inception on June 3, 2002 and the issuance of 19,346,090 common shares and 5,492,009 options and warrants to the USHG stockholders on the date of merger in exchange for the cash. We also acquired in the Merger a $1.6 million principal amount subordinated promissory note from a highly leveraged entity. This note matures in 2009 and accrues interest on a compound basis at the rate of 9% per annum until maturity. We recorded a 100% valuation allowance for this note due to the uncertainty of collectibility.

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

ACQUISITION

         In September 2004, we completed the acquisition of substantially all the assets of North Star Research Acquisition Corporation (formerly North Star Research Corporation), a New Mexico corporation engaged in the business of designing and manufacturing a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries. Subsequent to the acquisition we changed the corporation's name to North Star Power Engineering Inc. ("North Star").

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

USE OF ESTIMATES:

         Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We have identified significant accounting policies that require a higher degree of judgment and complexity. See Note 1 to the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K, which is incorporated herein by reference for information with respect to our significant accounting policies.

2.     STOCK-BASED COMPENSATION, OPTIONS AND WARRANTS

         The Company has a number of stock-based employee compensation plans. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants to employees and directors under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. Accordingly, no compensation cost has been recognized for these stock option grants. Awards under the plans vest over periods ranging from immediate vesting to five years, depending upon the type of award. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented, using the Black-Scholes valuation model.


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

                  For the three months ended March 31,
----------------------------------------------------------------------
                                              2005            2004
                                          ------------    ------------
Net loss:
   As reported                            $ (1,647,598)   $   (915,894)

   Pro forma stock compensation expense     (2,087,468)             --
                                          ------------    ------------

   Pro forma                              $ (3,735,066)   $   (915,894)
                                          ============    ============

Net loss per share - basic and diluted:
   As reported                            $      (0.02)   $      (0.02)
                                          ============    ============

   Pro forma                              $      (0.05)   $      (0.02)
                                          ============    ============

         Compensation expense recorded for shares and options delivered to non-employees for the three months ended March 31, 2005 was approximately $95,000 which was charged to operating expenses with an offsetting entry to additional paid in capital.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         A summary of the activity of options under the plans for the three months ended March 31, 2005 follows:

                                    Number of  Weighted Average
                                     Options    Exercise Price
                                    ----------    ----------

Outstanding at December 31, 2004     3,647,925    $     2.34

Granted                                722,850          7.64
Exercised                             (307,833)         0.90
Forfeited                              (29,100)         4.78
                                    ----------    ----------

Outstanding at March 31, 2005        4,033,842    $     3.36
                                    ==========    ==========

         Additional information about outstanding options to purchase the Company's common stock as of March 31, 2005 is as follows:

                                        Options Outstanding                           Options Exercisable
                        ----------------------------------------------------     ------------------------------
                                           Weighted Avg.         Weighted                           Weighted
                                             Remaining             Avg.                               Avg.
                         Number of       Contractual Life        Exercise         Number of         Exercise
  Exercise Price           Shares           (In Years)            Price             Shares           Price
-------------------     -------------    ------------------    -------------     -------------    -------------
  $0.48 - $0.75           1,701,750            3.85              $    0.63          1,701,750       $  0.63
  $2.85 - $5.77           1,400,467            3.95              $    3.83            962,083       $  3.94
  $6.00 - $8.79             931,625            4.79              $    7.65            350,000       $  7.96
                                                                                 ------------    ----------
      Total                                                                         3,013,833       $  2.54
                                                                                 ------------    ----------

         A summary of the activity of warrants follows:

                                        Number of
                                       Underlying       Weighted Average
                                         Shares          Exercise Price
                                     ----------------    ----------------
Outstanding at December 31, 2004              607,460    $           0.63
Exercised                                     (43,860)   $           0.63
                                     ----------------    ----------------

Outstanding at March 31, 2005                 563,600    $           0.63
                                     ----------------    ----------------

         Additional information about outstanding warrants to purchase the Company's common stock as of March 31, 2005 is as follows:


                                         Warrants Outstanding                            Warrants Exercisable
                        --------------------------------------------------------    --------------------------------
                                             Weighted Avg.
                                               Remaining
                           Number of          Contractual        Weighted Avg.       Number of       Weighted Avg.
   Exercise Price           Shares          Life(In Years)      Exercise Price        Shares        Exercise Price
---------------------   ----------------    ----------------    ----------------    ------------    ----------------
       $0.63                563,600               3.96              $  0.63             563,600         $  0.63
                                                                                    ------------    ----------------

       Total                                                                            563,600         $  0.63
                                                                                    ------------    ----------------

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.     PENDING ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission has changed the effective date of the Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), "Share-Based Payment," to the beginning of the first annual period beginning after June 15, 2005. Thus, Ionatron must adopt SFAS 123(R) no later than January 1, 2006. SFAS No. 123R may negatively impact our earnings; however, we have not completed an analysis of all of the differences between Statement No. 123R and SFAS No. 123, including the specific transition method to be utilized upon adoption.

4.     ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at:

                                                                 March 31, 2005    December 31, 2004
                                                                -----------------------------------
Billed:
         Completed contracts                                    $         17,432   $         17,432
         Contracts in progress                                         1,223,181          2,264,509
         Retained                                                        100,000            100,000


Unbilled cost and estimated earnings on uncompleted contracts            796,275          2,132,841
                                                                ----------------   ----------------

                                                                       2,136,888          4,514,782
         Less: Allowance for doubtful accounts                            17,432             17,432
                                                                ----------------   ----------------

         Total                                                  $      2,119,456   $      4,497,350
                                                                ================   ================

       The components of unbilled cost and estimated earnings on uncompleted contracts consist of the following at:

                                                                             March 31, 2005      December 31, 2004
                                                                             ------------------------------------
Cost incurred on uncompleted contracts                                       $     12,722,528    $     10,054,620
Estimated earnings                                                                    912,911             739,332
                                                                             ----------------    ----------------

  Total billable costs and estimated earnings                                      13,635,439          10,793,952
  Less: Billings to date                                                           12,855,196           8,686,806
                                                                             ----------------    ----------------

         Total                                                               $        780,243    $      2,107,146
                                                                             ================    ================

Included in accompanying balance sheet under the following captions:

Unbilled costs and estimated earnings on uncompleted contracts included in
         accounts receivable                                                 $        796,275    $      2,132,841
Billings in excess of costs                                                           (16,032)            (25,695)
                                                                             ----------------    ----------------

          Total                                                              $        780,243    $      2,107,146
                                                                             ================    ================

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     INVENTORY

         Inventories, primarily consisting of labor, overhead and materials pertaining to long-term contracts, are carried at cost. At December 31, 2004, inventory was comprised only of materials. The reserve for obsolescence was zero at March 31, 2005 and December 31, 2004.

6.     MUNICIPAL BONDS AVAILABLE FOR SALE

         Municipal bonds available for sale are those investments that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the mix of the Company's assets and liabilities, liquidity needs, or other similar factors. These investments are carried at fair value and are based upon quoted prices. There can be no assurance that prices estimated for such securities can be realized upon ultimate sale. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income
(loss) in the consolidated statements of stockholders' equity. Realized gains or losses are determined on the basis of the cost of specific investments sold and are included in earnings.

         The following is a summary of the Company's investment in marketable debt and equity securities as of March 31, 2005 and December 31, 2004:

                                                 Gross            Gross            Gross
                                               amortized        unrealized       unrealized          Fair
                                                 cost             gains            losses            value
                                          -----------------------------------------------------------------------
                                                                      March 31, 2005
                                          -----------------------------------------------------------------------
Municipal bonds                              $  1,000,000       $      --          $     --      $  1,000,000

                                          -----------------------------------------------------------------------
                                                                     December 31, 2004
                                          -----------------------------------------------------------------------
Municipal bonds                              $  1,000,000       $      --          $     --      $  1,000,000

         At March 31, 2005 and December 31, 2004, municipal bonds available for sale are classified as current assets on the consolidated balance sheets with a variable interest rate that is adjusted to the current market rate of interest every seven days. These municipal bonds are readily convertible into cash.

7.     PROPERTY AND EQUIPMENT

         Property and Equipment consists of the following at:

                                                  March 31, 2005     December 31, 2004
                                                 ----------------    ----------------
Furniture and leasehold improvements             $        289,459    $        201,249

Equipment and software                                  3,000,351           2,957,035
                                                 ----------------    ----------------

         Total                                          3,289,810           3,158,284

Less accumulated depreciation and amortization         (1,900,515)         (1,742,212)
                                                 ----------------    ----------------

Net property and equipment                       $      1,389,295           1,416,072
                                                 ================    ================

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.     ACCRUED EXPENSES

         Accrued expenses consisted of the following at:

                               March 31, 2005    December 31, 2004
                              ----------------   ----------------
Payroll liability             $        240,007   $        309,818
Deferred rent                           59,062             52,874
Warranty reserve                            --             40,000
Insurance premium financing            114,534            199,171
Other                                  328,136            239,204
                              ----------------   ----------------
Total accrued expenses        $        741,739   $        841,067
                              ================   ================


9.     NOTE PAYABLE TO STOCKHOLDER

         The Company's Chairman, a significant stockholder, has provided funds from the inception of the Company under a revolving credit arrangement. The maximum amount borrowed was $5.3 million. After pay down of $500,000 and contribution of $2 million of the revolving credit into equity in the first quarter of 2004, the remainder of $2.8 million was incorporated into a new $3 million revolving credit arrangement with the same terms as the original revolving credit agreement. The note payable to stockholder bears interest at a variable annual rate equal to the prime rate plus two percent (2%), is due upon demand subject to Board approval, and is collateralized by the assets of our subsidiary, Ionatron Technologies, Inc. $2.8 million was outstanding under the revolving credit arrangements at March 31, 2005 and December 31, 2004. Interest on this note was approximately $52,000 and $74,000 for the three months ended March 31, 2005 and March 31, 2004, respectively.

10.    INCOME TAXES

         At March 31, 2005 management believes that sufficient uncertainty exists regarding the future realization of the Company's gross deferred tax assets of approximately $17.0 million and thus a full valuation allowance is required.

         At March 31, 2005, the Company had approximately $44.2 million of Net Operating Loss ("NOL") carryforwards for federal income tax reporting purposes. Of this amount, approximately $27.1 million is attributable to losses that were incurred prior to a "change in ownership" as defined by Internal Revenue Code rules. The amount that can be utilized each year is fixed; however, annual limitation amounts not previously utilized carry over to subsequent years and can be utilized to the extent of the total unexpired NOL carryforward amount. The pre-change of control NOL carryforwards will begin to expire in 2020.

         At March 31, 2005, the Company had approximately $17.1 million of NOL carryforwards for state income tax reporting purposes. Utilization of these NOL's may be subject to substantial annual limitation due to the ownership change limitations provision of the respective states.

11.    SIGNIFICANT CUSTOMERS

         The majority of our customers are either the U.S. Government or contractors to the U.S. Government and represented 98% and 100% of revenues for the three months ended March 31, 2005 and 2004, respectively.

12.    NET LOSS PER SHARE

         Basic loss per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants. The dilutive effect of options and warrants, which were not included in the total of diluted shares because the effect was antidilutive, was 4,323,142 and 6,599,509 shares for the quarters ended March 31, 2005 and 2004, respectively

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         We lease office, manufacturing and storage space at our Tucson facility at an annual rental of $330,000 under a non-cancelable operating lease agreement from a company that is majority owned by our Chairman and other principal stockholders. The lease expires in November 2012, contains renewal options and an escalation provision at the end of five years that increases our annual rent by $49,500. We are also responsible for certain property related costs, including insurance, utilities and property taxes. Rent expense was approximately $87,000 for the three months ended March 31, 2005 and 2004.

         We also lease office, manufacturing and storage space at our Albuquerque facility with an annual rental of approximately $99,000. The lease expires in August 2007 and contains an escalation provision for the last 12 months of the lease that increases our annual rent by $2,900. The lease also contains an early termination provision effective after July 1, 2006 which is permissible with a 120 day advance notice and a payment of approximately $15,000. We are also responsible for certain property related costs, including insurance and utilities.

         In addition, on April 1, 2005 we took possession of the 50,148 square feet of office, manufacturing and warehouse facilities at the Stennis Space Center in Mississippi for which we had entered into a lease in July 2004. Prior to taking possession on April 1, 2005, the facility was being improved by the landlord to make the space ready for lease and these improvements needed to be completed before we could take possession. We did not have access to or control over the facility prior to taking possession and had no financial obligations until the improvements were completed to our satisfaction and the property was turned over to us on April 1, 2005. We are also not subject to any incentives or allowances for leasehold improvements from the landlord. The lease is for a five-year term with the annual rent increasing from $266,000 in the first year to $280,000 in the final year for an aggregate commitment of $1,367,000. The lease may be renewed three times in five-year increments. Through April 2005 we have paid a total of $44,000 in deposits on the facility.

         The Company also leases vehicles in both the Tucson and Albuquerque facilities to facilitate our material purchasing activities. These lease commitments total approximately $854 per month. We are responsible for registration, licensing and insurance costs.

         Approximate future minimum lease payments due under these leases are:

   Years ending December 31,            Amount
--------------------------------   -----------------

             2005                      $    530,000
             2006                           703,000
             2007                           677,000
             2008                           655,000
             2009                           659,000
          Thereafter                      1,161,000
                                   -----------------

               Total                  $   4,385,000
                                   =================

GUARANTEES

         We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer's liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of March 31, 2005.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

LITIGATION

         We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not involved in any legal proceedings.

14.    SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash Investing and Financing Activities:

                                                         Three Months Ended March 31,
                                                           2005                2004
                                                     ------------------ -------------------
Conversion of note payable to common stock                 $        --      $    2,000,000
Capital lease obligations incurred for use of
equipment                                                       26,490                  --

15.    AGGREGATE PRODUCT WARRANTY LIABILITY:


         Included in the acquisition of North Star's assets, the Company assumed liabilities for warranty claims against the purchased assets for $40,000. The warranty is for products sold by North Star prior to the merger and will be re-evaluated throughout the year.



Aggregate Product Warranty Liability:
--------------------------------------------------------------------

Beginning Balance December 31, 2004                   $   40,000
  Payments made under warranties                         (16,500)
  Change for accruals related to product warranties           --
  Change for accruals related to preexisting
    warranties                                           (23,500)
                                                      ----------
Ending Balance March 31, 2005                         $       --
                                                      ==========

16.    INDUSTRY SEGMENTS

         The Company is currently engaged in developing and marketing through two distinct segments: (1) Ionatron, where the focus is on Directed Energy Weapon technology products for sale to the U.S. Government and (2) North Star, which was acquired September 30, 2004, where the focus is on the manufacture of custom high voltage equipment for sale in a more broad-based market. Prior to the acquisition of North Star there was only one segment.

Selected Financial Data for the Three Months Ended March 31, 2005

                                    Depreciation
                                        and           Interest       Interest                     Identifiable     Capital
 Business Segment     Revenues      Amortization       Income        Expense        Net Loss         Assets      Expenditures
------------------  ------------    ------------    ------------   ------------   ------------    ------------   ------------
Ionatron            $  2,363,147    $    245,970    $     10,482   $     57,978   $ (1,501,071)   $ 10,758,667   $    227,981
North Star               346,208          29,605             420             99       (146,527)      2,761,603         31,195
                    ------------    ------------    ------------   ------------   ------------    ------------   ------------
Total Company          2,709,355         275,575          10,902         58,077     (1,647,598)     13,520,270        259,176
Intersegment            (139,084)             --              --             --             --        (529,684)            --
Investment in Sub             --              --              --             --             --      (2,415,000)            --
                    ------------    ------------    ------------   ------------   ------------    ------------   ------------
Consolidated
   Company          $  2,570,271    $    275,575    $     10,902   $     58,077   $ (1,647,598)   $ 10,575,586   $    259,176
                    ============    ============    ============   ============   ============    ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein and in Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2004.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated estimates", "plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in
Exhibit 99.1 (Risk Factors) to our Annual Report on From 10-K for the year ended December 31, 2004. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

          In September 2004, we completed the acquisition of substantially all the assets of North Star Research Acquisition Corporation (formerly North Star Research Corporation), a New Mexico corporation engaged in the business of designing and manufacturing a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries. Subsequent to the acquisition we changed the corporation's name to North Star Power Engineering Inc. ("North Star").


OPERATING SEGMENTS:

         We are currently engaged in developing and marketing through two distinct segments: (1) Ionatron, where the focus is on Directed Energy Weapon technology products for sale to the U.S. Government and (2) North Star, where the focus is on the manufacture of custom high voltage equipment for sale in a more broad-based market.

CRITICAL ACCOUNTING POLICIES

Use of Estimates
----------------

         Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We have identified the following significant accounting policies that require a higher degree of judgment and complexity. See Note 1 to the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K, which is incorporated herein by reference for information with respect to other significant accounting policies.

Revenues
--------

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

         The asset accounts receivable includes costs and estimated earnings in excess of billings on uncompleted contracts which represents revenues recognized in excess of amounts billed. Such revenues are billable under the terms of the contracts as of the balance sheet date yet were not invoiced until the following month, and are generally expected to be collected within 60 days. The liability "billings in excess of costs" represents billings and estimated earnings in excess of revenues recognized on uncompleted contracts.

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

Cost Of Revenue
---------------

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

Goodwill and Indefinite Life Intangible Assets
----------------------------------------------

         We account for Goodwill and Indefinite Life Intangible Assets based on the method of accounting proscribed by the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," and we have determined that Ionatron and North Star are separate reporting units. We believe that the North Star trade name is an indefinite life intangible asset.

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

RESULTS OF OPERATIONS

         Our consolidated financial information for the three months ending March 31, 2005 and 2004 is as follows:

                                             2005            2004
                                         ------------    ------------
Revenue                                  $  2,570,271    $    272,442
Cost of revenue                             2,404,486         255,000
     General and administrative             1,523,204         565,549
     Selling and marketing                    135,529         112,506
     Research and development                 105,990         180,765
Other (expense) income:
     Interest expense                         (58,077)        (74,516)
     Interest income                           10,902              --
     Other                                      8,092              --
                                         ------------    ------------
Loss before provision for income taxes     (1,638,021)       (915,894)
Provision for income taxes                      9,577              --
                                         ------------    ------------

Net loss                                 $ (1,647,598)   $   (915,894)
                                         ============    ============

REVENUE

         The increase in revenue for the three months ended March 31, 2005 compared to 2004 was attributed to increased revenue from governmental contracts as well as the inclusion of North Star's revenue. Our revenue, however declined from approximately $6.2 million for the fourth quarter of 2004 as our existing projects are coming to completion.

COST OF REVENUE

         Cost of revenue also increased when compared to the three months ended of March 31, 2004 due to more work being done and more materials acquired under existing government contracts and the inclusion of North Star's cost of revenue. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts.

GENERAL AND ADMINISTRATIVE

         The increase in general and administrative costs for the three months ended March 31, 2005 from the three months ended March 31, 2004 is primarily due to an increase of approximately $685,000 in personnel costs. Also contributing to the increase is a rise in depreciation and amortization expense of approximately $118,000. Additionally, as a result of becoming a publicly traded company in March 2004, we incurred costs of approximately $329,000 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Offsetting these increases was a significant rise in the amount of indirect costs allocated to cost of sales.

Total revenue for the three months ended March 31, 2005 decreased from the previous three months ended December 31, 2004. This decline in revenue resulted in a lower percentage of costs allocated to cost of revenue, therefore increasing general and administrative expenses for the period.

SELLING AND MARKETING

         Selling and marketing expenses increased during the three months ended March 31, 2005 primarily resulting from an increase in business development activity as we broadened our efforts to inform potential customers of our LIPC technology in pursuit of Government contracts.

RESEARCH AND DEVELOPMENT

         Research and development expenses decreased 41% during the three months ended March 31, 2005 as compared to 2004 primarily due to our shift from internally funded proof of concept and research and development to production and research and development under contracts in mid 2004.

INTEREST EXPENSE

         The interest expense on our credit line payable to our Chairman decreased $22,000 from the first three months of 2004 to the same period in 2005 primarily as a result of the decrease in amount borrowed. See "Liquidity and Capital Resources" for further information concerning the restructuring of the credit line agreement.

INTEREST INCOME

         The interest income in the first quarter of 2005 was a result of the investment of the cash acquired in the merger with USHG into a short-term investment fund.

NET LOSS

         The operations for the three months ended March 31, 2005 resulted in a net loss of $1,647,598 an increase from the 2004 net loss of $915,894. General and administrative expenses increased 162% primarily due to additional staff, additional costs associated with being a publicly held company and depreciation expense. Selling and marketing expenses increased 20% resulting from an increase in business development activity as we broadened our efforts to inform potential customers of our technology in pursuit of Government contracts. Offsetting the impact of these increases, 2005 research and development expenses decreased by 41% from 2004 as expected due to the shift from internal research and development to development under contracts.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005 we had approximately $1.9 million of cash and cash equivalents, a decrease of $586,000 from cash and cash equivalents at December 31, 2004 of $2.5 million. Additionally at March 31, 2005 and December 31, 2004 we had $1.0 million of investments held in a bond fund which is re-priced weekly.

         During the first quarter of 2005, we used $569,000 of cash in operating activities, consisting primarily of our net loss of $1.6 million and an increase in inventory and a decrease in accounts payable of $1,079,000 and $579,000, respectively, partially offset by a decrease in accounts receivable of $2.4 million and depreciation and amortization of $276,000. The increase in inventory is primarily the result of labor and material acquisitions in anticipation of a prototype development contract with the U.S. government. We anticipate that short-term and long-term funding needs will be provided from the cash flow from cash and investments on hand, government contracts as well as our available line of credit.

         Additionally, in the first quarter of 2005, we used $259,000 in cash in investing activities, consisting of equipment purchases. During the quarter, financing activities provided $242,000 of cash, due to option exercises.

         Our cash position increased during the first quarter of 2004 by $8.4 million primarily as a result of the merger with USHG that provided $8.9 million of cash. At March 31, 2004 we had approximately $8.5 million of cash and cash equivalents. We used $951,000 in operations and purchased $74,000 of equipment during the quarter, which was financed in part, by borrowings from our Chairman. Our borrowing arrangement with our Chairman was restructured in March 2004, after pay down of $500,000 and his contribution of $2 million to our capital, into a $3 million revolving credit arrangement.

         We believe that we will have sufficient working capital to fulfill existing contracts and expected additional contracts in 2005 and into 2006. The transportable demonstrator contract and at least two other contracts, that presently represent a major portion of our current activity, are on a cost plus fixed fee basis. This means the majority of work performed is done at our government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly. Other contracts are at fixed prices which have commercial type gross margins associated with them.

BACK-LOG OF ORDERS

         At March 31, 2005, we had a backlog (that is, work load remaining on signed contracts) of $800,000, to be completed within the next twelve months. In April 2005, we received a $1.7 million prototype development contract with the U.S. government for a counter roadside bomb/Improvised Explosive Device System. The Department of Defense 2005 budget bill included $12.6 million in the United States Navy budget for the development of a transportable LIPC demonstration system. This work is a follow on to the fiscal year 2004 funding, and that program effort has been on hold pending release of funding. Funding has now been released and final negotiations on this effort are in process and we expect to re-commence work on this program within the next two weeks.


CONTRACTUAL OBLIGATIONS

         As of March 31, 2005, the Company had contractual obligations in the form of non-cancelable and cancelable leases, insurance premium financing and note payable to stockholder as follows:

                                                               Payment by Period
                              ----------------------------------------------------------------------------------

                                                                                                      More
                                                 Less than 1        1 to 3          4 to 5           than 5
                                  Total             Year             Years           Years            Years
                              --------------   --------------   --------------   --------------   --------------
Capital leases                $       34,036   $        8,672   $       21,304   $        4,060   $           --
Insurance premium financing          114,534          114,534               --               --               --
Note payable to stockholder        2,800,000        2,800,000               --               --               --
Operating leases                   4,385,000          530,000        1,380,000        1,314,000        1,161,000
                              --------------   --------------   --------------   --------------   --------------

   Total                      $    7,333,570   $    3,453,206   $    1,401,304   $    1,318,060   $    1,161,000
                              ==============   ==============   ==============   ==============   ==============

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

         We are exposed to market risk for the impact of interest rate changes, as the interest rate of our borrowings under our revolving credit agreement with our Chairman is subject to changes based on changes in the prime interest rate; should that rate increase by 1%, the effect would be an increase in the net loss for the three months ended March 31, 2005 by $7,000.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our chief executive officer/chief financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2005, there were no significant changes in our internal controls over financial reports that have materially affected, or which are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not involved in any legal proceedings.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2005, the Company issued 337,159 shares of common stock upon exercise of outstanding options and warrants to employees, directors and consultants. The securities were issued pursuant to an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

ITEM 6   EXHIBITS

     EXHIBIT                           DESCRIPTION
     NUMBER
    ---------    --------------------------------------------------------------

      31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 10, 2005