Form 10-Q
period 2005-06-30
IONATRON, INC.
filed 2005-08-09
CIK 879911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

                        Commission File Number 001-14015


                                 IONATRON, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                     77-0262908
--------------------------------------------------------------------------------
     (State or Other Jurisdiction           (IRS Employer Identification Number)
    of Incorporation or Organization)

        3590 East Columbia Street
            Tucson, Arizona                                  85714
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

                       Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 1, 2005 there were 71,240,863 shares of the issuer's common stock, par value $.001 per share, outstanding.

                                 IONATRON, INC.
                                  June 30, 2005

PART I -   FINANCIAL INFORMATION

Item 1-    Consolidated Financial Statements
             Consolidated Balance Sheets as of June 30, 2005 (Unaudited)
             and December 31, 2004                                             3

             Consolidated Statements of Operations for the three months
             ended June 30, 2005 and 2004 (Unaudited)                          4

             Consolidated Statements of Operations for the six months
             ended June 30, 2005 and 2004 (Unaudited)                          5

             Consolidated Statements of Cash Flows for the six months
             ended June 30, 2005 and 2004 (Unaudited)                          6

             Notes to Consolidated Financial Statements                        7

Item 2-    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          17

Item 3-    Quantitative and Qualitative Disclosures About Market Risk         23

Item 4-    Controls and Procedures                                            23

PART II -  OTHER INFORMATION

Item 1-    Legal Proceedings                                                  24

Item 2-    Unregistered Sales of Equity Securities and Use of Proceeds        24

Item 4-    Submission of Matters to a Vote of Security Holders                24

Item 6-    Exhibits                                                           24

SIGNATURES                                                                    25

PART I  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 IONATRON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        June 30,      December 31,
                                                          2005           2004
                                                      ------------    ------------
                                                      (Unaudited)       (Audited)
                                                      ------------    ------------
ASSETS
  Current assets
     Cash and cash equivalents                        $  1,116,027    $  2,495,779
     Accounts receivable - net                           2,670,196       4,497,350
     Inventory                                           1,028,212         341,334
     Municipal bonds available for sale                    500,000       1,000,000
     Other receivables                                      38,872          30,403
     Prepaid expenses                                      430,667         404,619
                                                      ------------    ------------
Total current assets                                     5,783,974       8,769,485

     Property and equipment, net                         1,500,702       1,416,072
     Goodwill                                            1,487,884       1,487,884
     Unamortized intangible assets                         603,000         603,000
     Amortized intangible assets - net                     218,350         261,450
                                                      ------------    ------------

 TOTAL ASSETS                                         $  9,593,910    $ 12,537,891
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
     Accounts payable                                 $  1,757,072    $  1,639,018
     Accrued expenses                                      500,455         841,067
     Note payable to stockholder                         2,800,000       2,800,000
     Billings in excess of costs                            45,042          25,695
     Current portion of capital lease obligation            15,284           2,435
                                                      ------------    ------------
Total current liabilities                                5,117,853       5,308,215

Capital lease obligation                                    31,969           3,482
 Deferred tax liabilities                                   28,731           9,577

 Stockholders' equity
     Preferred stock, 1,000,000 shares
        authorized and unissued                                 --              --
     Common stock, $.001 par value, 100,000,000
        shares authorized; 71,234,613 shares
        issued and outstanding at
        June 30, 2005 and 70,846,204 shares
        issued and outstanding at December 31, 2004         71,235          70,846
     Additional paid-in capital                         10,963,421      10,406,776
     Accumulated deficit                                (6,619,299)     (3,261,005)
                                                      ------------    ------------

 Total stockholders' equity                              4,415,357       7,216,617
                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  9,593,910    $ 12,537,891
                                                      ============    ============

See accompanying notes to consolidated financial statements (unaudited)

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       FOR THE THREE MONTHS
                                                           ENDED JUNE 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

Revenue                                            $  3,956,522    $  1,833,572

Cost of revenue                                       3,775,826       1,726,753
                                                   ------------    ------------


Gross profit                                            180,696         106,819

Operating expenses:
  General and administrative                          1,345,807       1,199,390
  Selling and marketing                                  95,133         119,566
  Research and development                              385,656         120,133
                                                   ------------    ------------
Total operating expenses                              1,826,596       1,439,089
                                                   ------------    ------------

Operating loss                                       (1,645,900)     (1,332,270)

Other (expense) income
  Interest expense                                      (58,102)        (43,184)
  Interest income                                        10,099          21,221
  Other                                                  (7,500)             --
                                                   ------------    ------------
Total other                                             (55,503)        (21,963)
                                                   ------------    ------------

Loss before provision for income taxes               (1,701,403)     (1,354,233)

Income taxes                                              9,293              --
                                                   ------------    ------------

Net loss                                           $ (1,710,696)   $ (1,354,233)
                                                   ------------    ------------

Net loss per share - basic and diluted             $      (0.02)   $      (0.02)
                                                   ============    ============

Weighted average number of shares
   outstanding, basic and diluted                    71,212,062      69,060,586
                                                   ============    ============

See accompanying notes to consolidated financial statements (unaudited)

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                               ----------------------------
                                                   2005           2004
                                               ------------    ------------

Revenue                                        $  6,526,793    $  2,106,014

Cost of revenue                                   6,180,312       1,981,753
                                               ------------    ------------

Gross profit                                        346,481         124,261

Operating expenses:
  General and administrative                      2,869,011       1,764,939
  Selling and marketing                             230,662         232,072
  Research and development                          491,646         300,898
                                               ------------    ------------
Total operating expenses                          3,591,319       2,297,909
                                               ------------    ------------

Operating loss                                   (3,244,838)     (2,173,648)

Other (expense) income
  Interest expense                                 (116,179)       (117,700)
  Interest income                                    21,001          21,221
  Other                                                 592              --
                                               ------------    ------------
Total other                                        (94,586)        (96,479)
                                               ------------    ------------

Loss before provision for income taxes           (3,339,424)     (2,270,127)

Income taxes                                         18,870              --
                                               ------------    ------------

Net loss                                       $ (3,358,294)   $ (2,270,127)
                                               ------------    ------------

Net loss per share - basic and diluted         $      (0.05)   $      (0.04)
                                               ============    ============
Weighted average number of shares
  outstanding, basic and diluted                 71,091,456      60,138,283
                                               ============    ============

See accompanying notes to consolidated financial statements (unaudited)

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the six months ended
                                                        -----------------------------
                                                        June 30, 2005  June 30, 2004
                                                        -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $(3,358,294)   $(2,270,127)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                             595,713        368,137
  Loss on equipment disposal                                 58,825          2,188
  Stock option compensation                                 145,981             --
  Deferred income tax provision                              19,154             --
  Changes in working capital components:
   (Increase) decrease in accounts receivable             1,827,154       (613,903)
   (Increase) in costs and estimated earnings in
        excess of billings on uncompleted contracts              --     (1,059,897)
   (Increase) in other receivable                            (8,469)            --
   (Increase) in inventory                                 (686,878)        (1,861)
   (Increase) in prepaid expenses                           (26,048)       (42,639)
    Increase in accounts payable                            118,054        422,260
    Increase in billings in excess of costs                  19,347             --
   (Decrease) in accrued expenses                          (340,612)       (23,166)
                                                        -----------    -----------
           Net cash used in operating activities         (1,636,073)    (3,219,008)
                                                        -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of equipment                                     (645,291)      (303,944)
 Proceeds from sale of available for sale investments       500,000
 Proceeds from disposal of equipment                             --          3,208
 Receivables from stockholder                                    --        104,769
                                                        -----------    -----------
           Net cash used in investing activities           (145,291)      (195,967)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from note payable to stockholder                       --      1,000,000
 Repayment on note payable to stockholder                        --       (500,000)
 Principal payments on capital lease obligation              (9,441)          (381)
 Cash acquired from reverse merger                               --      8,905,937
 Exercise of stock options and warrants                     411,053        545,430
                                                        -----------    -----------
           Net cash provided by financing activities        401,612      9,950,986
                                                        -----------    -----------


Net increase (decrease) in cash and cash equivalents     (1,379,752)     6,536,011


Cash and cash equivalents, beginning of period            2,495,779        103,392
                                                        -----------    -----------

Cash and cash equivalents, end of period                $ 1,116,027    $ 6,639,403
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         CASH PAID DURING THE PERIOD FOR:
                            Interest                        116,179             --
                            Income taxes                         --             --

See non-cash investing and financing activities at Note 14
See accompanying notes to consolidated financial statements (unaudited)

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF BUSINESS AND SUMMARY OF OPERATIONS:

      Ionatron, Inc. ("Ionatron") was formed on June 3, 2002 to develop and market Directed Energy Weapon technology products initially for sale to the U.S. Government. The goal of the Company is to produce products that incorporate our technology initially for specific U.S. Government customer applications and platforms. Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based directed energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future. During 2003 and 2002, the Company engaged in research and development and business development activities culminating in our first U.S. Government contract in September of 2003. During 2004 we demonstrated the laser guided man-made lightning directed energy technology in the laboratory; demonstrated the technology effects on a variety of targets both under U.S. Government contract and using internal research and development funding; delivered a compact laser source specifically designed to enable the technology under a U.S. Government contract; and commenced a U.S. Government contract for the development of a system on a mobile platform for field demonstration and testing. In 2005, we developed a counter IED ("Improvised Explosive Device") vehicle for use in Iraq called the Joint IED Neutralizer ("JIN").

      Through North Star Power Engineering Inc. ("North Star"), we are involved in the design and manufacture of a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries.

BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Ionatron and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star as of June 30, 2005 (collectively, "Company," "Ionatron," "we," "our" and "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six month period ended June 30, 2005, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K.

      Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

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


               For the three months ended June 30,
--------------------------------------------------------------------
                                             2005            2004
                                          -----------    -----------
Net loss:
   As reported                            $(1,710,696)   $(1,354,233)

   Pro forma stock compensation expense      (722,959)      (195,531)
                                          -----------    -----------

   Pro forma                              $(2,433,655)   $(1,549,764)
                                          ===========    ===========

Net loss per share - basic and diluted:
   As reported                            $     (0.02)   $     (0.02)
                                          ===========    ===========

   Pro forma                              $     (0.03)   $     (0.02)
                                          ===========    ===========

      Compensation expense recorded for shares and options delivered to non-employees for the three months ended June 30, 2005 and 2004, was approximately $51,000 and $153,000 respectively, which was charged to operating expenses with an offsetting entry to additional paid in capital.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                  For the six months ended June 30,
-------------------------------------------------------------------
                                            2005            2004
                                         -----------    -----------
Net loss:
   As reported                           $(3,358,294)   $(2,270,127)

   Pro forma stock compensation expense   (2,810,427)      (195,531)
                                         -----------    -----------

   Pro forma                             $(6,168,721)   $(2,465,658)
                                         ===========    ===========

Net loss per share - basic and diluted:
   As reported                           $     (0.05)   $     (0.04)
                                         ===========    ===========

   Pro forma                             $     (0.09)   $     (0.04)
                                         ===========    ===========

      Compensation expense recorded for shares and options delivered to non-employees for the six months ended June 30, 2005 and 2004, was approximately $146,000 and $153,000 respectively, which was charged to operating expenses with an offsetting entry to additional paid in capital.

      The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three month periods ended June 30, 2005 and 2004, respectively: risk-free interest rates of 3.3% and 3.0% per annum; and expected volatility of 75% for both periods. We used the following assumptions for the six month periods ended June 30, 2005 and 2004, respectively: risk-free interest rates of 3.3% and 3.0% per annum; and expected volatility of 62% and 75%.

      A summary of the activity of options under the plans for the six months ended June 30, 2005 follows:

                                          Number of   Weighted Average
                                           Options     Exercise Price
                                         -----------    -----------


Outstanding at December 31, 2004           3,647,925    $      2.34

Granted                                      830,850           7.68
Exercised                                   (359,083)          1.42
Forfeited                                   (100,475)          5.75
                                         -----------    -----------

Outstanding at June 30, 2005               4,019,217    $      3.44
                                         ===========    ===========

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

      Additional information about outstanding options to purchase the Company's common stock as of June 30, 2005 is as follows:

                                   Options Outstanding                   Options Exercisable
                      ------------------------------------------     -------------------------
                                       Weighted Avg.
                                         Remaining     Weighted Avg.               Weighted Avg.
                      Number of       Contractual Life   Exercise      Number of     Exercise
Exercise Price         Shares           (In Years)        Price         Shares        Price
-------------------   ---------    ------------------    --------    ------------    ---------
$0.48 - $0.75         1,701,750            3.72            $ 0.63     1,701,750       $ 0.63
$2.85 - $5.77         1,314,967            3.83            $ 3.85       905,334       $ 3.96
$6.00 - $8.79         1,002,500            4.59            $ 7.66       350,000       $ 7.96
                                                                      ---------       ------
      Total                                                           2,957,084       $ 2.52
                                                                      ---------       ------

      A summary of the activity of warrants follows:

                                            Number of
                                           Underlying     Weighted Average
                                             Shares        Exercise Price
                                            --------         --------

    Outstanding at December 31, 2004         607,460         $   0.63

    Exercised                                (43,860)        $   0.63
                                            --------         --------

    Outstanding at June 30, 2005             563,600         $   0.63
                                            --------         --------

      Additional   information  about  outstanding   warrants  to  purchase  the
Company's common stock as of June 30, 2005 is as follows:

                                 Warrants Outstanding                   Warrants Exercisable
                      ------------------------------------------     -------------------------
                                       Weighted Avg.
                                         Remaining     Weighted Avg.               Weighted Avg.
                      Number of       Contractual Life   Exercise      Number of     Exercise
Exercise Price         Shares           (In Years)        Price         Shares        Price
-------------------   ---------    ------------------    --------    ------------    --------
       $0.63           563,600             3.72           $ 0.63        563,600        $ 0.63
                                                                        -------        ------

       Total                                                            563,600        $ 0.63
                                                                        -------        ------


3.    PENDING ACCOUNTING PRONOUNCEMENTS

      The Securities and Exchange Commission (SEC) has changed the effective date of the Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), "Share-Based Payment," to the beginning of the first annual period beginning after June 15, 2005. In addition, the SEC has issued interpretation of SFAS No. 123(R) in its Staff Accounting Bulletin (SAB) 107.
Thus, Ionatron must adopt SFAS 123(R), while taking into consideration the guidance in SAB 107 no later than January 1, 2006. SFAS No. 123(R) and SAB 107 may negatively impact our earnings; however, we have not completed an analysis of all of the differences between Statement No. 123(R), SFAS No. 123 and SAB 107, including the specific transition method to be utilized upon adoption.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.     ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at:

                                                        June 30,   December 31,
                                                          2005         2004
                                                      -----------  -----------
Billed:
         Completed contracts                          $   361,254  $    17,432
         Contracts in progress                          1,207,829    2,264,509
         Retained                                         100,000      100,000

Unbilled cost and estimated earnings
  on uncompleted contracts                              1,001,113    2,132,841
                                                      -----------  -----------

                                                        2,670,196    4,514,782
         Less: Allowance for doubtful accounts                 --       17,432
                                                      -----------  -----------

          Total                                       $ 2,670,196  $ 4,497,350
                                                      ===========  ===========


       The components of unbilled cost and estimated earnings on uncompleted contracts consist of the following at:

                                                        June 30,   December 31,
                                                          2005         2004
                                                      -----------  -----------

Cost incurred on uncompleted contracts                $16,433,003  $10,054,620
Estimated earnings                                      1,048,880      739,332
                                                      -----------  -----------

  Total billable costs and estimated earnings          17,481,883   10,793,952
  Less: Billings to date                               16,525,812    8,686,806
                                                      -----------  -----------

          Total                                       $   956,071  $ 2,107,146
                                                      ===========  ===========

Included in accompanying balance sheet under the following captions:

Unbilled costs and estimated earnings on
  uncompleted contracts included in accounts
  receivable                                          $ 1,001,113  $ 2,132,841


Billings in excess of costs                               (45,042)     (25,695)
                                                      -----------  -----------

          Total                                       $   956,071  $ 2,107,146
                                                      ===========  ===========

5.    INVENTORY

      Inventories, primarily consisting of labor, overhead and materials pertaining to long-term contracts, are carried at cost. At December 31, 2004, inventory was comprised only of materials. The reserve for obsolescence was zero at June 30, 2005 and December 31, 2004.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

      The following is a summary of the Company's investment in marketable debt securities as of June 30, 2005 and December 31, 2004:

                         Gross            Gross            Gross
                       amortized        unrealized       unrealized          Fair
                         cost             gains            losses            value
                  -----------------------------------------------------------------------
                                               June 30, 2005
                  -----------------------------------------------------------------------
Municipal bonds    $  500,000           $     --           $     --        $   500,000

                  -----------------------------------------------------------------------
                                             December 31, 2004
                  -----------------------------------------------------------------------
Municipal bonds    $1,000,000           $     --           $     --        $ 1,000,000

      At June 30, 2005 and December 31, 2004, municipal bonds available for sale are classified as current assets on the consolidated balance sheets with a variable interest rate that is adjusted to the current market rate of interest every seven days. These municipal bonds are readily convertible into cash.

7.    PROPERTY AND EQUIPMENT

         Property and Equipment consists of the following at:

                                                   June 30,      December 31,
                                                     2005           2004
                                                 -----------    -----------

Furniture and leasehold improvements             $   333,410    $   201,249

Equipment and software                             3,362,902      2,957,035
                                                 -----------    -----------

         Total                                     3,696,312      3,158,284

Less accumulated depreciation and amortization    (2,195,610)    (1,742,212)
                                                 -----------    -----------

Net property and equipment                       $ 1,500,702    $ 1,416,072
                                                 ===========    ===========

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

8.    ACCRUED EXPENSES

      Accrued expenses consisted of the following at:

                                     June 30, 2005   December 31, 2004
                                     ---------------------------------

         Payroll liability             $290,349         $309,818
         Deferred rent                   66,915           52,874
         Warranty reserve                    --           40,000
         Loss reserve                    29,469               --
         Insurance premium financing     28,816          199,171
         Other                           84,906          239,204
                                       --------         --------
         Total accrued expenses        $500,455         $841,067
                                       ========         ========

9.    NOTE PAYABLE TO STOCKHOLDER

      The Company's Chairman, a significant stockholder, has provided funds from the inception of the Company under a revolving credit arrangement. The maximum amount borrowed was $5.3 million. After pay down of $500,000 and contribution of $2 million of the revolving credit into equity in the first quarter of 2004, the remainder of $2.8 million was incorporated into a new $3 million revolving credit arrangement with the same terms as the original revolving credit agreement. The note payable to stockholder bears interest at a variable annual rate equal to the prime rate plus two percent (2%), is due upon demand subject to Board approval, and is collateralized by the assets of our subsidiary, Ionatron Technologies, Inc. $2.8 million was outstanding under the revolving credit arrangements at June 30, 2005 and December 31, 2004. Interest on this note was approximately $108,000 and $116,000 for the six months ended June 30, 2005 and June 30, 2004, respectively.

10.   INCOME TAXES

      We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. During the first quarter of 2004, we established a full valuation allowance against our deferred tax assets because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future. Included in the deferred tax asset is a portion that is attributable to losses that were incurred prior to a "change in ownership" as defined by Internal Revenue Code rules. The amount that can be utilized each year is fixed; however, annual limitation amounts not previously utilized carry over to subsequent years and can be utilized to the extent of the total unexpired NOL carryforward amount. The pre-change of control NOL carryforwards will begin to expire in 2020.

      For the three and six months ended June 30, 2005 we recorded a provision for income taxes of $9,577 and $19,154, respectively, due to an increase in deferred tax liabilities as a result of the tax amortization of goodwill related to the North Star Acquisition.

11.   SIGNIFICANT CUSTOMERS

      The  majority  of  our  customers  are  either  the  U.S.   Government  or
contractors to the U.S. Government and represented 98% and 100% of revenues for the six months ended June 30, 2005 and 2004, respectively.

12.   NET LOSS PER SHARE

      Basic loss per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants. The dilutive effect of options and warrants, which were not included in the total of diluted shares because the effect was antidilutive, was 2,839,000 and 4,035,000 shares for the quarters ended June 30, 2005 and 2004, respectively.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

13.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

      We lease office, manufacturing and storage space at our Tucson facility at an annual rental of $330,000 under a non-cancelable operating lease agreement from a company that is partially owned by our Chairman and other principal stockholders. The lease expires in November 2012, contains renewal options and an escalation provision at the end of five years that increases our annual rent by $49,500. We are also responsible for certain property related costs, including insurance, utilities and property taxes. Rent expense was approximately $88,000 for the six months ended June 30, 2005 and 2004.

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

      In addition, on April 1, 2005 we took possession of the 50,148 square feet of office, manufacturing and warehouse facilities at the Stennis Space Center in Mississippi for which we had entered into a lease in July 2004. Prior to taking possession on April 1, 2005, the facility was being improved by the landlord to make the space ready for lease and these improvements needed to be completed before we could take possession. We did not have access to or control over the facility prior to taking possession and had no financial obligations until the improvements were completed to our satisfaction and the property was turned over to us on April 1, 2005. We are also not subject to any incentives or allowances for leasehold improvements from the landlord. The lease is for a five-year term with the annual rent increasing from $266,000 in the first year to $280,000 in the final year for an aggregate commitment of $1,367,000. The lease may be renewed three times in five-year increments. Through June 2005 we have paid a total of $44,000 in deposits on the facility. Rent expense was approximately $68,000 for the three months ended June 30, 2005.

      The Company also leases vehicles in both the Tucson and Albuquerque facilities to facilitate our material purchasing activities. These lease commitments total approximately $1,062 per month. We are responsible for registration, licensing and insurance costs.

      Approximate future minimum lease payments due under these leases are:

             Years ending December 31,               Amount
       --------------------------------------    ----------------

       For the remaining six months of 2005      $       356,000
                       2006                              710,000
                       2007                              687,000
                       2008                              660,000
                       2009                              661,000
                    Thereafter                         1,162,000
                                                 ---------------

                         Total                   $     4,236,000
                                                 ===============

GUARANTEES

      We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer's liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of June 30, 2005.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

LITIGATION

         We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not involved in any legal proceedings.

14.    SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash Investing and Financing Activities:

                                                   Six Months Ended June 30,
                                                     2005             2004
                                                  ----------      -----------
      Conversion of note payable to common stock  $       --      $ 2,000,000
      Capital lease obligations
        incurred for use of equipment                 50,777               --

15.   AGGREGATE PRODUCT WARRANTY LIABILITY:

      Included in the acquisition of North Star's assets, the Company assumed liabilities for warranty claims against the purchased assets for $40,000. The warranty is for products sold by North Star prior to the merger and will be re-evaluated throughout the year.

      Aggregate Product Warranty Liability:
      ------------------------------------------------------------------
      Beginning Balance at December 31, 2004                    $ 40,000

        Payments made under warranties                           (16,500)

        Change for accruals related to product warranties             --

        Change for accruals related to preexisting warranties    (23,500)
                                                                --------
      Ending Balance at June 30, 2005                           $     --
                                                                ========


16.   INDUSTRY SEGMENTS

      The Company is currently engaged in developing and marketing through two distinct segments: (1) Ionatron, where the focus is on Directed Energy Weapon technology products for sale to the U.S. Government and (2) North Star which was acquired September 30, 2004, where the focus is on the manufacture of custom high voltage equipment for sale in a more broad-based market. Prior to the acquisition of North Star there was only one segment.

Selected Financial Data for the Three Months Ended June 30, 2005

                                       Depreciation
     Business                              and          Interest      Interest          Net           Capital       Identifiable
     Segment             Revenues      Amortization      Income        Expense     Income/(Loss)    Expenditures       Assets
---------------------  ------------    ------------   ------------   ------------   ------------    ------------   ------------
Ionatron               $  3,518,772    $    290,364   $      9,737   $     57,618   $ (1,756,228)   $    386,116   $  9,532,085

North Star                  614,117          29,774            362            484         45,532              --      3,037,940
                       ------------    ------------   ------------   ------------   ------------    ------------   ------------
Total Company             4,132,889         320,138         10,099         58,102     (1,710,696)        386,116     12,570,025

Intersegment               (176,367)             --             --             --             --              --       (561,115)

Investment in Sub                --              --             --             --             --              --     (2,415,000)
                       ------------    ------------   ------------   ------------   ------------    ------------   ------------
Consolidated Company   $  3,956,522    $    320,138   $     10,099   $     58,102   $ (1,710,696)   $    386,116   $  9,593,910

                       ============    ============   ============   ============   ============    ============   ============

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Selected Financial Data for the Six Months Ended June 30, 2005

                                     Depreciation
     Business                            and         Interest       Interest                     Capital
     Segment            Revenues     Amortization     Income        Expense      Net Loss     Expenditures
--------------------   -----------    -----------   -----------   -----------   -----------    -----------
Ionatron               $ 5,881,919    $   536,334   $    20,219   $   115,596   $(3,257,299)   $   614,096

North Star                 960,325         59,379           782           583      (100,995)        31,195
                       -----------    -----------   -----------   -----------   -----------    -----------
Total Company            6,842,244        595,713        21,001       116,179    (3,358,294)       645,291

Intersegment              (315,451)            --            --            --            --             --

Investment in Sub               --             --            --            --            --             --
                       -----------    -----------   -----------   -----------   -----------    -----------
Consolidated Company   $ 6,526,793    $   595,713   $    21,001   $   116,179   $(3,358,294)   $   645,291
                       ===========    ===========   ===========   ===========   ===========    ===========

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

OVERVIEW

      Ionatron was formed on June 3, 2002 to develop and market Directed Energy Weapon technology products initially for sale to the U.S. Government. Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based directed energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future. During 2003 and 2002, the Company engaged in research and development and business development activities culminating in our first U.S. Government contract in September of 2003. During 2004, we demonstrated the laser guided man-made lightning directed energy technology in the laboratory; demonstrated the technology effects on a variety of targets both under U.S. Government contract and using internal research and development funding; delivered a compact laser source specifically designed to enable the technology under a U.S. Government contract; and commenced a U.S. Government contract for the development of a system on a mobile platform for field demonstration and testing. In 2005, we developed a counter IED ("Improvised Explosive Device") vehicle for use in Iraq called the Joint IED Neutralizer ("JIN").

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

OPERATING SEGMENTS:

      We are currently engaged in developing and marketing through two distinct segments: (1) Ionatron, where the focus is on Directed Energy Weapon technology products for sale to the U.S. Government and (2) North Star, where the focus is on the manufacture of custom high voltage equipment for sale to a more broad-based market.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

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

      The asset accounts receivable includes costs and estimated earnings in excess of billings on uncompleted contracts which represents revenues recognized in excess of amounts billed. Such revenues are billable under the terms of the contracts as of the balance sheet date, yet were not invoiced until the following month, and are generally expected to be collected within 60 days. The liability "billings in excess of costs" represents billings and estimated earnings in excess of revenues recognized on uncompleted contracts

      Revenues for other products and services are recognized when such products are delivered and, in connection with certain sales to government agencies, when the products and services are accepted, which is normally negotiated as part of the initial contract. Revenues from commercial, non-governmental, customers are based on fixed price contacts where the sale is recognized upon acceptance of the product or performance of the service.

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

RESULTS OF OPERATIONS

      COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 and 2004 is as follows:

                                                  2005            2004
                                               -----------    -----------
      Revenue                                  $ 3,956,522    $ 1,833,572
      Cost of revenue                            3,775,826      1,726,753
           General and administrative            1,345,807      1,199,390
           Selling and marketing                    95,133        119,566
           Research and development                385,656        120,133
      Other (expense) income:
           Interest expense                        (58,102)       (43,184)
           Interest income                          10,099         21,221
           Other                                    (7,500)            --
                                               -----------    -----------
      Loss before provision for income taxes    (1,701,403)    (1,354,233)
      Provision for income taxes                     9,293             --
                                               -----------    -----------

      Net loss                                 $(1,710,696)   $(1,354,233)
                                               ===========    ===========

      REVENUE

      The increase in revenue for the three months ended June 30, 2005 compared to 2004 was attributed to increased revenue from governmental contracts as well as the inclusion of North Star's revenue of $437,750, net of intersegment revenue. Our revenue, increased from approximately $2.6 million for the first quarter of 2005 as we started billing on our new JIN project in the second quarter.

      COST OF REVENUE

      Cost of revenue also increased when compared to the three months ended of June 30, 2004 due to more work being done and more materials acquired under existing government contracts and the inclusion of North Star's cost of revenue of $374,422, net of intersegment cost of revenue. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts.

      GENERAL AND ADMINISTRATIVE

      The increase in general and administrative costs for the three months ended June 30, 2005 from the three months ended June 30, 2004 is primarily due to an increase of approximately $783,000 in personnel costs. Also contributing to the increase are higher insurance costs of approximately $66,000, recruiting costs of approximately $107,000 and depreciation and amortization expense of approximately $106,000. Offsetting these increases was a significant rise in the amount of indirect costs allocated to cost of sales.

      General and administrative costs for the three months ended June 30, 2005 decreased from the previous three months ended March 31, 2005, primarily as a result of a decrease in professional fees of approximately $432,000 offset by increases in recruiting costs of approximately $100,000.

      SELLING AND MARKETING

      Selling and marketing expenses decreased during the three months ended June 30, 2005 primarily resulting from an increase in the allocation of salary expenses to project oversight and administrative activities.

      RESEARCH AND DEVELOPMENT

      Research and development expenses increased 220% during the three months ended June 30, 2005 as compared to 2004 primarily due to our shift to internally funded proof of concept and research and development from production and research and development under contracts in 2005.

      INTEREST EXPENSE

      The interest expense on our credit line payable to our Chairman increased $14,000 from the second quarter of 2004 to the same period in 2005 as a result of the increase in prime rate. See "Liquidity and Capital Resources" for further information concerning the restructuring of the credit line agreement.

      INTEREST INCOME

      Interest income in the second quarter of 2005 decreased $11,000 from the second quarter of 2004 as a result of reduction of investment in the short-term investment fund.

      NET LOSS

      The operations for the three months ended June 30, 2005 resulted in a net loss of $1,711,000 an increase from the 2004 net loss of $356,000. General and administrative expenses increased 12% primarily due to additional staff, additional insurance costs and depreciation expense. Research and development expenses increased over 220% from 2004 as expected due to the shift to internal research and development from development under contracts. Offsetting the impact of these increases, 2005 selling and marketing expenses decreased 62% resulting from an allocation of costs to administrative and project oversight activities.

     COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004 is as follows:

                                                  2005           2004
                                               -----------    -----------
      Revenue                                  $ 6,526,793    $ 2,106,014

      Cost of revenue                            6,180,312      1,981,753
           General and administrative            2,869,011      1,764,939
           Selling and marketing                   230,662        232,072
           Research and development                491,646        300,898
      Other (expense) income:
           Interest expense                       (116,179)      (117,700)
           Interest income                          21,001         21,221
           Other                                       592             --
                                               -----------    -----------
      Loss before provision for income taxes    (3,339,424)    (2,270,127)
      Provision for income taxes                    18,870             --
                                               -----------    -----------

      Net loss                                 $(3,358,294)   $(2,270,127)
                                               ===========    ===========

      REVENUE

      The increase in revenue for the six months ended June 30, 2005 compared to 2004 was attributed to increased revenue from existing governmental contracts, revenue from our new JIN contract as well as the inclusion of North Star's revenue of $644,874, net of intersegment revenue.

      COST OF REVENUE

      Cost of revenue also increased when compared to the six months ended of June 30, 2004 due to more work being done and more materials acquired under existing government contracts as well as the new JIN contracts and the inclusion of North Star's cost of revenue of $580,595, net of intersegment cost of revenue. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts.

      GENERAL AND ADMINISTRATIVE

      The increase in general and administrative costs for the six months ended June 30, 2005 from the six months ended June 30, 2004 is primarily due to an increase of approximately $1.3 million in personnel costs. Also contributing to the increase is a rise in depreciation and amortization expense of approximately $185,000 and increases in professional fees and insurance of approximately $600,000 and $216,000, respectively. Included in the professional fees are costs of approximately $386,000 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Offsetting these increases was a significant rise in the amount of indirect costs allocated to cost of sales.

      SELLING AND MARKETING

      Selling and marketing expenses remained consistent during the six months ended June 30, 2005 when compared to the six months ended June 30, 2004.

      RESEARCH AND DEVELOPMENT

      Research and development expenses increased 63% during the six months ended June 30, 2005 as compared to 2004 primarily due to our shift to internally funded proof of concept and research and development from production and research and development under contracts in 2005.

      NET LOSS

      The operations for the six months ended June 30, 2005 resulted in a net loss of $3,358,294 an increase from the 2004 net loss of $2,270,127. General and administrative expenses increased 63% primarily due to additional staff, additional costs associated with being a publicly held company and depreciation expense. 2005 research and development expenses increased by 63% from 2004 as expected due to the shift to internal research and development from development under contracts. Offsetting the impact of these increases Selling and marketing expenses decreased 22% resulting from an allocation of salary expenses to project oversight and administrative activities.

      LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2005 we had approximately $1.1 million of cash and cash equivalents, a decrease of $1.4 million from cash and cash equivalents at December 31, 2004 of $2.5 million. Additionally at June 30, 2005 and December 31, 2004, we had $500,000 and $1.0 million, respectively, of investments held in a bond fund which is re-priced weekly.

      During the first half of 2005, we used $1.6 million of cash in operating activities, consisting primarily of our net loss of $3.4 million and an increase in inventory and a decrease in accrued expenses of $687,000 and $341,000, respectively, partially offset by depreciation and amortization expense of $596,000 and a decrease in accounts receivable of $1.8 million. The increase in inventory is primarily the result of material acquisitions in the JIN project with the U.S. government. We anticipate that short-term and long-term funding needs will be provided from the cash flow from cash and investments on hand, government contracts as well as our available line of credit.

      Additionally, in the first half of 2005, we used $145,000 in cash in investing activities, consisting of equipment purchases partially offset by the partial liquidation of the investment in municipal bonds. During the six months, financing activities provided $411,000 of cash, due to option exercises.

      Our cash position increased during the first half of 2004 by $6.5 million primarily as a result of the merger with USHG that provided $8.9 million of cash. At June 30, 2004 we had approximately $6.6 million of cash and cash equivalents. We used $3.2 million in operations and purchased $304,000 of equipment during the period, which was financed in part, by borrowings from our Chairman. Our borrowing arrangement with our Chairman was restructured in March 2004, after pay down of $500,000 and his contribution of $2 million to our capital, into a $3 million revolving credit arrangement.

      We believe that we will have sufficient cash, or access to sufficient cash through potential banking or investing relationships to meet current and future cash needs. The transportable demonstrator contract, the JIN contract and one other contract, that presently represent a major portion of our current activity, are on a cost plus fixed fee basis. This means the majority of work performed is done at our government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly. These government-approved rates are adjusted periodically and will be adjusted in the future to incorporate additional costs as the operations expand. Other contracts are at fixed prices which have commercial type gross margins associated with them.

      BACK-LOG OF ORDERS

      At June 30, 2005, we had a backlog (that is, work load remaining on signed contracts) of $303,000, to be completed within the next twelve months. In July 2005, we received a $6.4 million contract for the further development of our LIPC technology. The funding for this contract is derived from the Fiscal Year 2005 Congressional Plus Up contained in the 2005 Department of Defense budget. The contract allows work to begin on critical items desired by the customer while further discussions continue as to the remainder of the Scope of Work for that funding. In August 2005, we received a new letter contract for an additional $8.2 million from the U.S. government for our JIN (Joint IED Neutralizer) Project. The letter contract provides continued funding for the ongoing JIN prototype development while the final contract details are negotiated. With respect to the LIPC Transportable Demonstrator project, that effort remains on hold as the Government is transferring responsibility for the project to a different end user organization. Upon completion of the formal transfer for project responsibility, we expect the funding will be restarted and the Demonstrator will be completed and delivered to the new sponsoring organization.

CONTRACTUAL OBLIGATIONS

      As of June 30, 2005, the Company had contractual obligations in the form of non-cancelable and cancelable leases, insurance premium financing and note payable to stockholder as follows:

                                                      Payment by Period
                                ------------------------------------------------------------
                                                                                     More
                                            Less than 1     1 to 3      4 to 5       than 5
                                 Total         Year         Years       Years        Years
                                ------------------------------------------------------------
Capital lease                 $   51,677   $   17,704   $   32,327   $    1,646   $       --
Insurance premium financing       28,816       28,816           --           --           --
Note payable to stockholder    2,800,000    2,800,000           --           --           --
Operating lease                4,236,000      710,000    1,374,000    1,251,000      901,000
                                ------------------------------------------------------------

 Total                        $7,116,493   $3,556,520   $1,406,327   $1,252,646   $  901,000
                              ==============================================================

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

      We are exposed to market risk for the impact of interest rate changes, as the interest rate of our borrowings under our revolving credit agreement with our Chairman is subject to changes based on changes in the prime interest rate; should that rate increase by 1%, the effect would be an increase in the net loss for the six months ended June 30, 2005 by $14,000.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our chief executive officer/chief financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2005, there were no significant changes in our internal controls over financial reports that have materially affected, or which are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

      We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not involved in any legal proceedings.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the six months ended June 30, 2005, the Company issued 388,409 shares of common stock upon exercise of outstanding options and warrants to employees, directors and consultants. The securities were issued pursuant to an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders of Ionatron, Inc. held on June 28, 2005, 66,881,117 shares of Ionatron's Common Stock, or 93.93% of the total Common Stock outstanding on the record date for such meeting, were represented.

      The Stockholders of Ionatron elected Mr. Robert Howard and Rear Admiral Thomas W. Steffens (Ret.) as Class I Directors with terms expiring at the Annual Meeting of Stockholders to be held in 2008. Of the shares voted with respect to the election of Mr. Howard, 66,542,352 were voted in favor and 338,765 were withheld. Of the shares voted with respect to the election of Admiral Steffens, 66,729,528 were voted in favor and 151,589 were withheld.

      Continuing as Class II Directors with terms expiring in 2006 are Mr. Thomas C. Dearmin, and Mr. George P. Farley. Continuing as Class III Directors with terms expiring in 2007 are Mr. James K. Harlan, and Mr. David C. Hurley.

      The Stockholders of Ionatron also approved the amendment of the Company's 2004 Stock Incentive Plan to, among other things; increase the number of shares of common stock available for issuance under the plan from 3,000,000 to 5,000,000. Of the shares voted with respect to the ratification of the amendment of the 2004 Stock Incentive Plan, 51,382,315 were voted in favor, 658,775 were voted against and 90,557 were withheld. In addition, there were 14,749,470 shares that were not voted on this proposal.


ITEM 6   EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
------      --------------------------------------------------------------------

10.1 Form of 2004 Stock Incentive Plan Non-Qualifying Stock Option Agreement for Directors.

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

                                           IONATRON, INC.

                                           By /s/ Thomas C. Dearmin
                                           ----------------------------------
                                           Thomas C. Dearmin
                                           Chief Executive Officer, President
                                           and Chief Financial Officer

Date: August 9, 2005