Form 10-Q
period 2005-09-30
IONATRON, INC.
filed 2005-11-09
CIK 879911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________

                        Commission File Number 001-14015

                                 IONATRON, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                    77-0262908
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                       (IRS Employer
Incorporation or Organization)                    Identification Number)

     3590 East Columbia Street
     Tucson, Arizona                                      85714
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

                               Yes |X| No |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                               Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 4, 2005 there were 71,684,946 shares of the issuer's common stock, par value $.001 per share, outstanding.

                                 IONATRON, INC.
                               September 30, 2005

PART I -   FINANCIAL INFORMATION

Item 1-    Consolidated Financial Statements
                    Consolidated Balance Sheets as of September 30, 2005
                    (Unaudited) and December 31, 2004                          3

                    Consolidated Statements of Operations for the three
                    months ended September 30, 2005 and 2004 (Unaudited)       4

                    Consolidated Statements of Operations for the nine
                    months ended September 30, 2005 and 2004 (Unaudited)       5

                    Consolidated Statements of Cash Flows for the nine
                    months ended September 30, 2005 and 2004 (Unaudited)       6

                    Notes to Consolidated Financial Statements                 7

Item 2-    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          19

Item 3-    Quantitative and Qualitative Disclosures About Market Risk         25

Item 4-    Controls and Procedures                                            25

PART II -  OTHER INFORMATION

Item 1-    Legal Proceedings                                                  26

Item 2-    Unregistered Sales of Equity Securities and Use of Proceeds        26

Item 6-    Exhibits                                                           26

SIGNATURES                                                                    27

PART I  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 IONATRON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30,   December 31,
                                                                                 2005            2004
                                                                             ------------    ------------
                                                                             (Unaudited)       (Audited)
                                                                             ------------    ------------
ASSETS
   Current assets
      Cash and cash equivalents                                              $    587,852    $  2,495,779
      Accounts receivable - net                                                 4,867,591       4,497,350
      Inventory                                                                 1,039,725         341,334
      Municipal bonds available for sale                                               --       1,000,000
      Other receivables                                                            11,430          30,403
      Prepaid expenses                                                            460,007         404,619
                                                                             ------------    ------------
   Total current assets                                                         6,966,605       8,769,485

      Property and equipment, net                                               1,510,394       1,416,072
      Goodwill                                                                  1,487,884       1,487,884
      Unamortized intangible assets                                               603,000         603,000
      Amortized intangible assets - net                                           196,800         261,450
                                                                             ------------    ------------

   TOTAL ASSETS                                                              $ 10,764,683    $ 12,537,891
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
      Accounts payable                                                       $  2,587,703    $  1,639,018
      Accrued expenses                                                            763,259         841,067
      Note payable to stockholder                                               2,900,000       2,800,000
      Billings in excess of costs                                                  70,408          25,695
      Current portion of capital lease obligation                                  36,938           2,435
                                                                             ------------    ------------
   Total current liabilities                                                    6,358,308       5,308,215

   Capital lease obligation                                                        71,953           3,482
   Deferred tax liabilities                                                        38,308           9,577

   Stockholders' equity
      Preferred stock, 1,000,000 shares authorized and unissued                        --              --
      Common stock, $.001 par value, 100,000,000 shares authorized;
         71,572,470 shares issued and outstanding at September 30, 2005
         and 70,846,204 shares issued and outstanding at December 31, 2004         71,572          70,846
      Additional paid-in capital                                               11,205,176      10,406,776
      Accumulated deficit                                                      (6,980,634)     (3,261,005)
                                                                             ------------    ------------

   Total stockholders' equity                                                   4,296,114       7,216,617
                                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 10,764,683    $ 12,537,891
                                                                             ============    ============

See accompanying notes to consolidated financial statements (unaudited)

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    FOR THE THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   ----------------------------
                                                                       2005            2004
                                                                   ------------    ------------
Revenue                                                            $  6,219,161    $  2,628,982

Cost of revenue                                                       5,560,579       2,441,243
                                                                   ------------    ------------

Gross profit                                                            658,582         187,739

Operating expenses:
   General and administrative                                           580,042         726,158
   Selling and marketing                                                144,928         112,825
   Research and development                                             231,806         211,895
                                                                   ------------    ------------
Total operating expenses                                                956,776       1,050,878
                                                                   ------------    ------------

Operating loss                                                         (298,194)       (863,139)

Other (expense) income
   Interest expense                                                     (63,897)        (46,539)
   Interest income                                                        9,380          13,652
   Other                                                                  1,853              --
                                                                   ------------    ------------
 Total other                                                            (52,664)        (32,887)
                                                                   ------------    ------------

Loss before provision for income taxes                                 (350,858)       (896,026)

Income taxes                                                             10,477              --
                                                                   ------------    ------------

Net loss                                                           $   (361,335)   $   (896,026)
                                                                   ------------    ------------

Net loss per share - basic and diluted                             $      (0.01)   $      (0.01)
                                                                   ============    ============

Weighted average number of shares outstanding, basic and diluted     71,354,540      69,804,232
                                                                   ============    ============

See accompanying notes to consolidated financial statements (unaudited)

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   ----------------------------
                                                                       2005            2004
                                                                   ------------    ------------
Revenue                                                            $ 12,745,954    $  4,734,996

Cost of revenue                                                      11,740,891       4,422,996
                                                                   ------------    ------------

Gross profit                                                          1,005,063         312,000

Operating expenses:
   General and administrative                                         3,449,053       2,491,097
   Selling and marketing                                                375,590         344,897
   Research and development                                             723,452         512,793
                                                                   ------------    ------------
Total operating expenses                                              4,548,095       3,348,787
                                                                   ------------    ------------

Operating loss                                                       (3,543,032)     (3,036,787)

Other (expense) income
   Interest expense                                                    (180,076)       (164,239)
   Interest income                                                       30,381          34,873
   Other                                                                  2,445              --
                                                                   ------------    ------------
 Total other                                                           (147,250)       (129,366)
                                                                   ------------    ------------

Loss before provision for income taxes                               (3,690,282)     (3,166,153)

Income taxes                                                             29,347              --
                                                                   ------------    ------------

Net loss                                                           $ (3,719,629)   $ (3,166,153)
                                                                   ------------    ------------

Net loss per share - basic and diluted                             $      (0.05)   $      (0.05)
                                                                   ============    ============

Weighted average number of shares outstanding, basic and diluted     71,187,716      63,383,784
                                                                   ============    ============

See accompanying notes to consolidated financial statements (unaudited)

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          For the nine months ended
                                                                         ----------------------------
                                                                         September 30,   September 30,
                                                                             2005            2004
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $ (3,719,629)   $ (3,166,153)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                       920,773         601,295
          Loss on equipment disposal                                           58,825           2,188
          Stock and option compensation                                       211,646         153,450
          Deferred income tax provision                                        28,731              --
          Changes in working capital components:
              (Increase) in accounts receivable                              (370,241)       (343,807)
              (Increase) in costs and estimated earnings in
                   excess of billings on uncompleted contracts                     --      (1,506,155)
              (Increase) decrease in other receivable                          18,973         (76,935)
              (Increase) in inventory                                        (698,391)       (281,689)
              (Increase) decrease in prepaid expenses                           7,279         (71,752)
               Increase in accounts payable                                   948,685         674,988
               Increase in billings in excess of costs                         44,713              --
              (Decrease) in accrued expenses                                  (77,808)       (268,897)
                                                                         ------------    ------------
                   Net cash used in operating activities                   (2,626,444)     (4,283,467)
                                                                         ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                    (889,524)       (722,467)
    Proceeds from sale of available for sale investments                    1,000,000
    Proceeds from disposal of equipment                                            --           3,208
    Receivables from stockholder                                                   --         107,482
    Acquisition of business, net of cash acquired                                  --        (573,233)
                                                                         ------------    ------------
                   Net cash provided by (used in) investing activities        110,476      (1,185,010)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable to stockholder                                 100,000       1,000,000
    Repayment on note payable to stockholder                                       --        (500,000)
    Principal payments on capital lease obligation                            (16,772)           (958)
    Cash acquired from reverse merger                                              --       8,916,628
    Exercise of stock options and warrants                                    524,813       1,142,603
                                                                         ------------    ------------
                   Net cash provided by financing activities                  608,041      10,558,273
                                                                         ------------    ------------

Net increase (decrease) in cash and cash equivalents                       (1,907,927)      5,089,796

Cash and cash equivalents, beginning of period                              2,495,779         103,392
                                                                         ------------    ------------

Cash and cash equivalents, end of period                                 $    587,852    $  5,193,188
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAID DURING THE PERIOD FOR:
            Interest                                                          118,563         164,036
            Income taxes                                                           --          66,232

See non-cash investing and financing activities at Note 15

See accompanying notes to consolidated financial statements (unaudited)

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF BUSINESS AND SUMMARY OF OPERATIONS:

      Ionatron, Inc. ("Ionatron") was formed on June 3, 2002 to develop and market Directed Energy Weapon technology products initially for sale to the U.S. Government. The goal of the Company is to produce products that incorporate our technology initially for specific U.S. Government customer applications and platforms. Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based directed energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future. During 2003 and 2002, the Company engaged in research and development and business development activities culminating in our first U.S. Government contract in September of 2003. During 2004 we demonstrated the laser guided man-made lightning directed energy technology in the laboratory; demonstrated the technology effects on a variety of targets both under U.S. Government contract and using internal research and development funding; delivered a compact laser source specifically designed to enable the technology under a U.S. Government contract; and commenced a U.S. Government contract for the development of a system on a mobile platform for field demonstration and testing. In 2005, we developed a counter IED ("Improvised Explosive Device") vehicle for use in Iraq called the Joint IED Neutralizer ("JIN"). Our JIN units have been tested by the government and have been determined to have military utility - which the Government requires before it will consider ordering production units.

      Through North Star Power Engineering Inc. ("North Star"), we are involved in the design and manufacture of a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries. North Star power supplies are utilized in Ionatron products.

BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Ionatron and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star as of September 30, 2005 (collectively, "Company," "Ionatron," "we," "our" and "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine month period ended September 30, 2005, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K.

      Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

MERGER AND RECAPITALIZATION:

      On March 18, 2004, a subsidiary of U.S. Home & Garden (USHG), a non-operating, publicly traded company merged into Ionatron, Inc. (the "Merger"). Following the Merger, USHG stockholders held 33.89% and Ionatron stockholders held 66.11% of USHG common stock on a fully diluted basis. The combination has been accounted for as a recapitalization of Ionatron, Inc., effective from our inception on June 3, 2002 and the issuance of 19,346,090 common shares and 5,492,009 options and warrants to the USHG stockholders on the date of merger in exchange for the cash. We also acquired in the Merger a $1.6 million principal amount subordinated promissory note from a highly leveraged entity. This note matures in 2009 and accrues interest on a compound basis at the rate of 9% per annum until maturity. We recorded a 100% valuation allowance for this note due to the uncertainty of collectibility.

      The consolidated financial statements reflect the historical results of Ionatron, Inc. prior to March 18, 2004, and the consolidated results of operations of the Company since March 18, 2004. All outstanding shares of Ionatron common stock were converted to 48,452,249 shares of USHG common stock. On April 29, 2004, our stockholders approved the change of our corporate name to Ionatron, Inc., an increase of our authorized common stock to 100,000,000 shares, and the classification of the Board of Directors into three classes. We also changed our fiscal year end from June 30 to December 31.

ACQUISITION

      In September, we completed the acquisition of substantially all the assets of North Star Research Acquisition Corporation (formerly North Star Research Corporation), a New Mexico corporation engaged in the business of designing and manufacturing a borad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries. Subsequent to the acquisition we changed the corporation's name to North Star Power Engineering Inc. ("North Star").

USE OF ESTIMATES:

      Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We have identified significant accounting policies that require a higher degree of judgment and complexity. See Note 1 to the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

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

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                    For the three months ended September 30,
--------------------------------------------------------------------------------
                                                       2005            2004
                                                   -----------      -----------
Net loss:
   As reported                                     $  (361,335)     $  (896,026)

   Pro forma stock compensation expense               (380,154)        (526,611)
                                                   -----------      -----------

   Pro forma                                       $  (741,489)     $(1,422,637)
                                                   ===========      ===========

Net loss per share - basic and diluted:
   As reported                                     $     (0.01)     $     (0.01)
                                                   ===========      ===========

   Pro forma                                       $     (0.01)     $     (0.02)
                                                   ===========      ===========

      Compensation expense recorded for shares and options delivered to non-employees for the three months ended September 30, 2005 and 2004, was approximately $66,000 and $0, respectively, which was charged to operating expenses with an offsetting entry to additional paid-in capital.

                     For the nine months ended September 30,
--------------------------------------------------------------------------------
                                                      2005             2004
                                                   -----------      -----------
Net loss:
   As reported                                     $(3,719,629)     $(3,166,153)

   Pro forma stock compensation expense             (3,190,581)        (722,142)
                                                   -----------      -----------

   Pro forma                                       $(6,910,210)     $(3,888,295)
                                                   ===========      ===========

Net loss per share - basic and diluted:
   As reported                                     $     (0.05)     $     (0.05)
                                                   ===========      ===========

   Pro forma                                       $     (0.10)     $     (0.06)
                                                   ===========      ===========

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Compensation expense recorded for shares and options delivered to non-employees for the nine months ended September 30, 2005 and 2004, was approximately $212,000 and $153,000, respectively, which was charged to operating expenses with an offsetting entry to additional paid-in capital.

      The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the three month periods ended September 30, 2005 and 2004, respectively: risk-free interest rates of 4.0% and 3.0% per annum; and expected volatility of 68% and 75%, respectively. We used the following assumptions for the nine month periods ended September 30, 2005 and 2004, respectively: risk-free interest rates of 3.5% and 3.0% per annum; and expected volatility of 68% and 75%.

      A summary of the activity of options under the plans for the nine months ended September 30, 2005 follows:
                                                              Weighted Average
                                          Number of Options   Exercise Price
                                          -----------------   --------------

Outstanding at December 31, 2004              3,647,925          $2.34

Granted                                         862,850           7.70
Exercised                                      (714,083)          0.87
Forfeited                                      (116,625)          6.05
                                             ----------          -----
Outstanding at September 30, 2005             3,680,067          $3.71
                                             ==========          =====

      Additional information about outstanding options to purchase the Company's common stock as of September 30, 2005 is as follows:

                                    Options Outstanding                     Options Exercisable
                   --------------------------------------------------   ---------------------------
                                      Weighted Avg.        Weighted                       Weighted
                                        Remaining            Avg.                           Avg.
                      Number of      Contractual Life      Exercise       Number of       Exercise
Exercise Price         Shares           (In Years)          Price          Shares          Price
--------------     ---------------   -----------------    ----------    ------------    -----------
$0.48 - $0.75         1,376,750            3.46             $0.63         1,376,750        $0.63
$2.85 - $5.77         1,285,717            3.58             $3.85           901,097        $4.00
$6.00 - $8.79         1,017,600            4.33             $7.68           389,369        $7.92
                                                                        ------------    -----------
    Total                                                                 2,667,216        $2.83
                                                                        ------------    -----------

      A summary of the activity of warrants follows:

                                            Number of
                                           Underlying         Weighted Average
                                             Shares            Exercise Price
                                           ----------          --------------
Outstanding at December 31, 2004            607,460                $0.63

Exercised                                   (43,860)               $0.63
                                           ----------          --------------

Outstanding at September 30, 2005           563,600                $0.63
                                           ----------          --------------

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Additional information about outstanding warrants to purchase the Company's common stock as of September 30, 2005 is as follows:

                                   Warrants Outstanding                     Warrants Exercisable
                   --------------------------------------------------   ---------------------------
                                       Weighted Avg.       Weighted                       Weighted
                                         Remaining           Avg.                           Avg.
                      Number of         Contractual        Exercise       Number of       Exercise
Exercise Price         Shares         Life (In Years)       Price          Shares          Price
--------------     ---------------   -----------------    ----------    ------------    -----------
   $0.63              563,600              3.46             $0.63         563,600          $0.63
                                                                        ------------    -----------
   Total                                                                  563,600          $0.63
                                                                        ------------    -----------

3.    PENDING ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission (SEC) has changed the effective date of the Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), "Share-Based Payment," to the beginning of the first annual period beginning after June 15, 2005. In addition, the SEC has issued interpretation of SFAS No. 123(R) in its Staff Accounting Bulleting (SAB) 107. Thus, Ionatron must adopt SFAS 123(R), while taking into consideration the guidance in SAB 107 no later than January 1, 2006. SFAS No. 123(R) and SAB 107 may negatively impact our earnings; however, we have not completed an analysis of all of the differences between Statement No. 123(R), SFAS No. 123 and SAB 107, including the specific transition method to be utilized upon adoption.

4.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following at:

                                                               September 30,  December 31,
                                                                   2005          2004
                                                               --------------------------
Billed:
            Completed contracts                                 $  309,292     $   17,432
            Contracts in progress                                4,425,755      2,264,509
            Retained                                               100,000        100,000

Unbilled cost and estimated earnings on uncompleted contracts       32,544      2,132,841
                                                               --------------------------

                                                                 4,867,591      4,514,782
            Less: Allowance for doubtful accounts                       --         17,432
                                                               --------------------------

            Total                                               $4,867,591     $4,497,350
                                                               ==========================

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The components of unbilled cost and estimated earnings on uncompleted contracts consist of the following at:

                                                                       September 30,      December 31,
                                                                           2005               2004
                                                                       -------------------------------
Cost incurred on uncompleted contracts                                 $ 22,699,468       $ 10,054,620
Estimated earnings                                                        1,601,906            739,332
                                                                       -------------------------------

  Total billable costs and estimated earnings                            24,301,374         10,793,952
  Less: Billings to date                                                 24,339,238          8,686,806
                                                                       -------------------------------

            Total                                                      $    (37,864)      $  2,107,146
                                                                       ===============================

Included in accompanying balance sheet under the following captions:

Unbilled costs and estimated earnings on uncompleted contracts
            included in accounts receivable                            $     32,544       $  2,132,841
Billings in excess of costs                                                 (70,408)           (25,695)
                                                                       -------------------------------

            Total                                                      $    (37,864)      $  2,107,146
                                                                       ===============================

5.    INVENTORY

      Inventories, primarily consisting of labor, overhead and materials pertaining to long-term contracts, are carried at cost. At December 31, 2004, inventory was comprised only of materials. The reserve for obsolescence was zero at September 30, 2005 and December 31, 2004.

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

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The following is a summary of the Company's investment in marketable debt securities as of September 30, 2005 and December 31, 2004:

                             Gross        Gross        Gross
                           amortized    unrealized   unrealized     Fair
                              cost        gains        losses       value
                   -------------------------------------------------------------
                                        September 30, 2005
                   -------------------------------------------------------------
Municipal bonds           $       --    $      --     $     --    $       --

                   -------------------------------------------------------------
                                         December 31, 2004
                   -------------------------------------------------------------
Municipal bonds           $1,000,000    $      --     $     --    $1,000,000

      At December 31, 2004, municipal bonds available for sale are classified as current assets on the consolidated balance sheets with a variable interest rate that is adjusted to the current market rate of interest every seven days. These municipal bonds are readily convertible into cash.

7.    PROPERTY AND EQUIPMENT

      Property and Equipment consists of the following at:

                                                    September 30,   December 31,
                                                        2005           2004
                                                     -----------    -----------

Furniture and leasehold improvements                 $   413,384    $   201,249

Equipment and software                                 3,596,130      2,957,035
                                                     -----------    -----------

            Total                                      4,009,514      3,158,284

Less accumulated depreciation and amortization        (2,499,120)    (1,742,212)
                                                     -----------    -----------

Net property and equipment                           $ 1,510,394    $ 1,416,072
                                                     ===========    ===========

8.    GOODWILL AND INDEFINITE LIFE INTANGIBLE ASSETS

      We account for Goodwill and Indefinite Life Intangible Assets based on the method of accounting proscribed by the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," and we have determined that Ionatron and North Star are separate reporting units. We believe that the North Star trade name is an indefinite life intangible asset.

      Ionatron has the ability to continue the business of North Star and intends to do so. The $603,000 value assigned to the trade name was determined by a valuation analysis prepared by Ionatron with the assistance of outside consultants in connection with the acquisition of North Star. The value is based on a discount of projected future cash flows. North Star is a segment of Ionatron and the trade name is used in the continued promotion of North Star products.

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

                                                                   As of September 30, 2005
                                              ----------------------------------------------------------------
                                                  Gross Carrying Amount            Accumulated Amortization
                                              ------------------------------     -----------------------------
Amortized Intangible Assets
   Patent                                                            34,000                             6,800
   Contractual Backlog                                               37,000                            37,000
   Technological Know-How                                           212,000                            42,400
                                              ------------------------------     -----------------------------
        Total                                                       283,000                            86,200
                                              ==============================     =============================

Unamortized Intangible Assets
                                              ------------------------------
   Tradename                                                        603,000
                                              ==============================

                                                                  As of December 30, 2004
                                              ----------------------------------------------------------------
                                                  Gross Carrying Amount            Accumulated Amortization
                                              ------------------------------     -----------------------------
Amortized Intangible Assets
   Patent                                                            34,000                            1,700
   Contractual Backlog                                               37,000                            9,250
   Technological Know-How                                           212,000                           10,600
                                              ------------------------------     -----------------------------
        Total                                                       283,000                           21,550
                                              ==============================     =============================

Unamortized Intangible Assets
                                              ------------------------------
   Tradename                                                        603,000
                                              ==============================

Aggregate Amortization Expense:

For the nine months ended September 30, 2005                                                          64,650


Estimated Amortization Expense:
For the three months ended December 31, 2005                                                          12,300
For the year ended December 31, 2006                                                                  49,200
For the year ended December 31, 2007                                                                  49,200
For the year ended December 31, 2008                                                                  49,200
For the year ended December 31, 2009                                                                  36,900
                                                                                 -----------------------------
        Total                                                                                        196,800
                                                                                 =============================

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

                                     North Star Segment  Company Total
                                       --------------   --------------
Balance as of December 31, 2004        $    1,487,884   $    1,487,884
Goodwill acquired during nine months               --               --
Impairement losses                                 --               --
                                       --------------   --------------
Balance as of September 30, 2005       $    1,487,884   $    1,487,884
                                       ==============   ==============

9.    ACCRUED EXPENSES

      Accrued expenses consisted of the following at:

                                          September 30, 2005   December 31, 2004
                                          --------------------------------------
Payroll liability                                   $505,039            $309,818
Deferred rent                                         74,769              52,874
Warranty reserve                                          --              40,000
Loss reserve                                          29,469                  --
Insurance premium financing                               --             199,171
Other                                                153,982             239,204
                                          --------------------------------------
Total accrued expenses                              $763,259            $841,067
                                          ======================================

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.   NOTE PAYABLE TO STOCKHOLDER

      The Company's Chairman, a significant stockholder, has provided funds from the inception of the Company under a revolving credit arrangement. The maximum amount borrowed was $5.3 million. After pay down of $500,000 and contribution of $2 million of the revolving credit into equity in the first quarter of 2004, the remainder of $2.8 million was incorporated into a new $3 million revolving credit arrangement with the same terms as the original revolving credit agreement. The note payable to stockholder bears interest at a variable annual rate equal to the prime rate plus two percent (2%), is due upon demand subject to Board approval, and is collateralized by the assets of our subsidiary, Ionatron Technologies, Inc. $2.9 and $2.8 million was outstanding under the revolving credit arrangements at September 30, 2005 and December 31, 2004, respectively. Interest on this note was approximately $173,000 and $164,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

11.   INCOME TAXES

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

      For the three and nine months ended September 30, 2005 we recorded a provision for income taxes of $10,477 and $29,347, respectively, due to an increase in deferred tax liabilities as a result of the tax amortization of goodwill related to the North Star Acquisition.

12.   SIGNIFICANT CUSTOMERS

      The majority of our customers are either the U.S. Government or contractors to the U.S. Government and represented 98% and 100% of revenues for the nine months ended September 30, 2005 and 2004, respectively.

13.   NET LOSS PER SHARE

      Basic loss per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants. The dilutive effect of options and warrants, which were not included in the total of diluted shares because the effect was antidilutive, was 2,553,938 and 3,225,055 shares for the quarters ended September 30, 2005 and 2004, respectively.

14.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

      We lease office, manufacturing and storage space at our Tucson facility at an annual rental of $330,000 under a non-cancelable operating lease agreement from a company that is partially owned by our Chairman and other principal stockholders. The lease expires in November 2012, contains renewal options and an escalation provision at the end of five years that increases our annual rent by $49,500. We account for the escalation provision by straight-lining the rent expense. We are also responsible for certain property related costs, including insurance, utilities and property taxes. Rent expense was approximately $89,000 for the three months ended September 30, 2005 and 2004.

      We lease office, manufacturing and storage space at our Albuquerque facility with an annual rental of approximately $99,000. The lease expires in August 2007 and contains an escalation provision for the last 12 months of the lease that increases our annual rent by $2,900. The lease also contains an early termination provision effective after July 1, 2006 which is permissible with a 120 day advance notice and a payment of approximately $15,000. We are also responsible for certain property related costs, including insurance and utilities. Rent expense was approximately $25,000 and $0 for the three months ended September 30, 2005 and 2004, respectively.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      We also lease office space in New York City for use by our Chairman with a monthly rental of $925. The lease is month to month and we pay a portion of the rent and office supplies including telephone and photocopy usage. Rent expense was approximately $2,700 for the three months ended September 30, 2005 and 2004.

      On April 1, 2005 we took possession of the office, manufacturing and warehouse facilities at the Stennis Space Center in Mississippi for which we had entered into a lease in July 2004. Prior to taking possession on April 1, 2005, the facility was being improved by the landlord to make the space ready for lease and these improvements needed to be completed before we could take possession. We did not have access to or control over the facility prior to taking possession and had no financial obligations until the improvements were completed to our satisfaction and the property was turned over to us on April 1, 2005. We are also not subject to any incentives or allowances for leasehold improvements from the landlord. The lease is for a five-year term with the annual rent increasing from $266,000 in the first year to $280,000 in the final year for an aggregate commitment of $1,367,000. We account for the escalation provision by straight-lining the rent expense. The lease may be renewed three times in five-year increments. Through September 2005 we have paid a total of $44,000 in deposits on the facility. Rent expense was approximately $68,000 for the three months ended September 30, 2005.

      In addition, on September 16, 2005 we took possession of office and manufacturing space at a Tucson facility at an annual rental of $48,682 under a non-cancelable operating lease agreement that expires on September 30, 2006. We are also responsible for certain property related costs, including insurance, utilities and property taxes. Rent expense was approximately $4,000 for the three months ended September 30, 2005.

      The Company also leases vehicles in both the Tucson and Albuquerque facilities to facilitate our material purchasing activities. These lease commitments total approximately $1,062 per month. We are responsible for registration, licensing and insurance costs.

      Approximate future minimum lease payments due under these leases are:

             Years ending December 31,                          Amount
      --------------------------------------                  ----------
      For the remaining three months of 2005                  $  190,000
                       2006                                      746,000
                       2007                                      687,000
                       2008                                      660,000
                       2009                                      661,000
                    Thereafter                                 1,162,000
                                                              ----------

                         Total                                $4,106,000
                                                              ==========

GUARANTEES

      We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer's liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of September 30, 2005.

LITIGATION

      We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not involved in any legal proceedings.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

15.   SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash Investing and Financing Activities:

                                                            Nine months Ended
                                                              September 30,
                                                         -----------------------
                                                            2005         2004
                                                         ----------   ----------
Conversion of note payable to common stock               $       --   $2,000,000
Capital lease obligations incurred for use of equipment     119,746           --

16.   AGGREGATE PRODUCT WARRANTY LIABILITY:

      Included in the acquisition of North Star's assets, the Company assumed liabilities for warranty claims against the purchased assets for $40,000. The warranty is for products sold by North Star prior to the merger and will be re-evaluated throughout the year.

Aggregate Product Warranty Liability:
--------------------------------------------------------------------------------
Beginning Balance at December 31, 2004                               $   40,000
  Payments made under warranties                                        (16,500)
  Change for accruals related to product warranties                          --
  Change for accruals related to preexisting warranties                 (23,500)
                                                                     ----------
Ending Balance at September 30, 2005                                 $       --
                                                                     ==========

17.   INDUSTRY SEGMENTS

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

Selected Financial Data for the Three Months Ended September 30, 2005

                                    Depreciation
     Business                           and          Interest       Interest          Net           Capital     Identifiable
     Segment          Revenues      Amortization      Income         Expense     Income/(Loss)   Expenditures      Assets
----------------------------------------------------------------------------------------------------------------------------
Ionatron            $  5,904,014    $    295,285   $      8,913   $     63,594   $   (510,030)   $    244,233   $ 10,390,958
North Star             1,035,671          29,775            467            303        148,695              --      2,874,105
                    --------------------------------------------------------------------------------------------------------
Total Company          6,939,685         325,060          9,380         63,897       (361,335)        244,233     13,265,063
Intersegment            (720,524)             --             --             --             --              --        (85,380)
Investment in Sub             --              --             --             --             --              --     (2,415,000)
                    --------------------------------------------------------------------------------------------------------
Consolidated
   Company          $  6,219,161    $    325,060   $      9,380   $     63,897   $   (361,335)   $    244,233   $ 10,764,683
                    ========================================================================================================

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Selected Financial Data for the Nine months Ended September 30, 2005

                                       Depreciation
      Business                             and          Interest        Interest        Net            Capital
      Segment            Revenues      Amortization      Income         Expense     Income/(Loss)   Expenditures
----------------------------------------------------------------------------------------------------------------
Ionatron               $ 11,785,933    $    831,619   $     29,132   $    179,190   $ (3,767,329)   $    858,329
North Star                1,995,996          89,154          1,249            886         47,700          31,195
                       -----------------------------------------------------------------------------------------
Total Company            13,781,929         920,773         30,381        180,076     (3,719,629)        889,524
Intersegment             (1,035,975)             --             --             --             --              --
Investment in Sub                --              --             --             --             --              --
                       -----------------------------------------------------------------------------------------
Consolidated Company   $ 12,745,954    $    920,773   $     30,381   $    180,076   $ (3,719,629)   $    889,524
                       =========================================================================================

18.   SUBSEQUENT EVENTS

      Unregistered Sales of Equity Securities

      On October 27, 2005 we sold an aggregate of 720,000 shares (the "Offered Shares") of its 6.5% Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") with a stated value of $25 per share to 16 institutional accredited investors and one accredited investor for aggregate gross proceeds of $18,000,000 (the "Financing"). The Company also granted to each investor a 30-day option to purchase a number of additional shares of Series A Preferred Stock equal to 15% of the Offered Shares, which shares will be identical to the Offered Shares (the "Optional Shares" and, together with the Offered Shares, the "Shares").

      The Series A Preferred Stock has a liquidation preference of $25.00 per Share. The Series A Preferred Stock will bear dividends at the rate of 6.5% of the liquidation preference per share per annum, which shall accrue from the date of issuance, and shall be payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing May 1, 2006, to the holders of record at the close of business on the preceding January 15, April 15, July 15 and October 15, respectively.

      Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares (the "Conversion Shares") of common stock equal to the liquidation preference (plus any accrued and unpaid dividends for periods prior to the dividend payment date immediately preceding the date of conversion by the holder) divided by the conversion price (initially $12.00 per share, subject to adjustment in the event of a stock dividend or split, reorganization, recapitalization or similar event.)

      The Company may redeem the Series A Preferred Stock in whole or in part at any time commencing November 1, 2008 and continuing through October 31, 2010, upon at least 30 days' notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the shares to be redeemed, plus accrued and unpaid dividends thereon to, but excluding, the redemption date if: (1) the closing price of the Common Stock has equaled or exceeded 140% of the then effective conversion price on each of at least 20 trading days within a period of 30 consecutive trading days ending within five trading days prior to the date the Company mails the notice of redemption; (2) the Common Stock is listed on a U.S. national securities exchange or The Nasdaq Stock Market; and (3) a shelf registration statement covering resales of the Series A Preferred Stock and the Common Stock issuable upon conversion of the Series A Preferred Stock is effective on the redemption date, unless registration is no longer required.

      In addition, beginning November 1, 2010, the Company may redeem the Series A Preferred Stock in whole or in part, upon at least 30 days' notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the Series A Preferred Stock to be redeemed, plus accrued and unpaid dividends thereon to, but excluding, the redemption date, if: (1) the Common Stock is listed on a U.S. national securities exchange or The Nasdaq Stock Market; and (2) a shelf registration statement covering resales of the Preferred Stock and the Common Stock issuable upon conversion of the Series A preferred stock is effective on the redemption date, unless registration is no longer required.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      If a Change of Control (as defined in the Certificate of Designation of the Series A Preferred Stock (the "Designation")) occurs, the holders of Preferred Stock may require the Company to purchase all or part of their outstanding shares of Preferred Stock at a repurchase price equal to 101% of their liquidation preference, plus accrued and unpaid dividends thereon to, but excluding, the repurchase date. The Company will have the option to pay for these shares either in cash, shares of Common Stock valued at 95% of the weighted average closing sale price of the Common Stock for the ten-trading day period ending on the third trading day prior to the date of purchase, or a combination of cash and shares of Common Stock.

      If a Make Whole Change of Control (defined below) becomes effective prior to December 12, 2007, holders of Series A Preferred Stock shall be entitled to receive a make whole premium, payable in shares of Common Stock or in the same form of consideration into which all or substantially all of the Common Stock has been converted or exchanged in connection with the Make Whole Change of Control. The make whole premium is a dollar amount as specified in the Designation and will be based on the effect date of the Make Whole Change of Control. Holders of Preferred Stock will not be entitled to the make whole premium if the per share cash consideration paid to the Company's Common Stock holders for the related Make Whole Change of Control as determined in accordance with the Designation is less than $10.34 or greater than $20.68 (which amounts are subject to adjustment as of any date on which the conversion rate is adjusted).

      A "Make Whole Change of Control" means a change of control transaction involving a merger or consolidation in which the Company is not the surviving entity, unless (x) at least 90% of the consideration (excluding cash payments for fractional shares and cash and cash payments for dissenters' appraisal rights) in the make whole change of control consists of common stock of a United States company traded on a U.S. national securities exchange or quoted on the Nasdaq Stock Market (or will be so quoted or traded when issued or exchanged in connection with such transaction) and (y) as a result of such transaction or transactions, the outstanding shares of Series A Preferred Stock become convertible into such common stock.

      The Series A Preferred Stock will rank, with respect to dividend rights and rights upon liquidation, winding-up or dissolution:

      > junior to all of the existing and future liabilities, whether or not for borrowed money;

      > junior to each class or series of the Company capital stock the terms of which expressly provide that it will rank senior to the Series A Preferred Stock;

      > on a parity with any other class or series of the Company's capital stock that has terms which expressly provide that it will rank on a parity with the Series A Preferred Stock;

      > senior to the Common Stock and each other class or series of capital stock that has terms which do not expressly provide that it will rank senior to or on a parity with the Series A Preferred Stock; and

      > effectively junior to all of the existing and future liabilities of existing and future subsidiaries.

      Holders of the Series A Preferred Stock will have no voting rights with respect to such shares except as required by law and except that the Company may not create or increase the amount of any class or series of capital stock that ranks senior to the Series A Preferred Stock or amend its certificate of incorporation or alter or change any power, preference or special right of the outstanding Series A Preferred Stock in any manner materially adverse to the interest of the holders thereof without the consent of the holders of at least two-thirds of the shares of Series A Preferred Stock then outstanding.

      In connection with the Financing, the Company entered into a registration rights agreement with each purchaser of Series A Preferred Stock in which the Company agreed to file a shelf registration statement with the SEC covering the resale of Shares, including any Option Shares and the shares of Common Stock issuable upon conversion of the Shares within 45 days after the closing. The Company also agreed in the registration rights agreement to use its best efforts to have the registration statement declared effective within 150 days, subject to extension in certain circumstances to date no later than March 31, 2006 and to keep the shelf registration statement effective for a specified period.

                                 IONATRON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      If the shelf registration statement is not timely filed or made effective or if the prospectus in the registration statement is unavailable for periods in excess of specified periods (referred to as a "registration default") or the Company fails to make a dividend payment within five business days following a dividend payment date, the dividend rate shall immediately and automatically increase by 1% from 6.5% of the liquidation preference per share of Series A Preferred Stock to 7.5% of such liquidation preference for as long as such failure continues and immediately return to 6.5% of the liquidation preference per shares of Series A Preferred Stock per annum at such time as such failure no longer continues), but only up to 90 days in the case of a registration default and thereafter in the case of a registration default if, at such time, the failure is continuing, the dividend rate shall immediately and automatically further increase to 10% of the liquidation preference per offered share per annum for as long as such failure continues and shall immediately and automatically return to 6.5% at such time as the failure is no longer continuing; and, if a dividend payment default occurs for two consecutive dividend payment dates, the dividend rate shall immediately and automatically increase to 10% of the liquidation preference per share of Series A Preferred Stock per annum until such dividend payment default is no longer continuing.

      The Company entered into an agency agreement with J Giordano Securities Group ("J Giordano"), pursuant to which J Giordano served as placement agent in connection with the Financing. For serving as placement agent, J Giordano received a placement agent fee of $1,220,000 and issued to J Giordano five-year warrants to purchase an aggregate of 101,666 shares of Common Stock (the "Agent Warrants"). The Agent Warrants are exercisable at a price of $12.00 per share and contain a cashless exercise provision. J Giordano will also receive additional placement agent fees of up to 7% of the gross proceeds from the sale of any Option Shares issued upon the exercise of options by the investors and additional Agent Warrants of up to 7% of the number of shares of Common Stock issuable upon conversion of the Option Shares issued to investors upon exercise of options exercised by investors. The Company granted J Giordano certain registration rights with respect to the Shares of Common Stock issuable upon exercise of the Agent Warrants. In addition, if within twelve months following the closing of the Financing, the Company sells, directly or indirectly, securities to any purchasers (other than securities in connection with a working capital loan or facility or project debt financing), J Giordano will be entitled to receive the same compensation with respect to such sale of securities as it will receive in connection with the Financing.

      The net proceeds to the Company from the Financing, after deducting placement agent fees and expenses and other expenses were approximately $16.6 million. The Company intends to use a portion of the net proceeds from the Financing to repay the $2.9 million principal amount note payable to the Company's Chairman of the Board under its revolving credit facility.

      The shares and the Agent Warrant (the "Financing Securities") were issued in the Financing without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated there under. The issuances did not involve any public offering; the Company made no solicitation in connection with the Financing other than communications with the investors; the Company obtained representations from the investors and J Giordano regarding their investment intent, experience and sophistication; the investors and J Giordano either received or had access to adequate information about the Company in order to make informed investment decisions; the Company reasonably believed that the investors and J Giordano were sophisticated within the meaning of
Section 4(2) of the Act and "accredited investors" as defined in Regulation D; and the Financing Securities were issued with restricted securities legends.

      Amendment to Articles of Incorporation

      On October 27, 2005, the Company filed a Certificate of Elimination, filed with the Secretary of State of the State of Delaware a Certificate of Elimination electing its primarily designated 10% Series A Convertible Preferred Stock, par value $.001 per share (the "10% Preferred Stock"). The elimination of the 10% Preferred Stock was approved by the Company's Board of Directors on October 18, 2005 and did not require a vote of stockholders. No shares of 10% Preferred Stock were outstanding.

      On October 27, 2005, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 950,000 shares of 6.5% Series A Convertible Preferred Stock.

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

OVERVIEW

      Ionatron was formed on June 3, 2002 to develop and market Directed Energy Weapon technology products initially for sale to the U.S. Government. Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based directed energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future. During 2003 and 2002, the Company engaged in research and development and business development activities culminating in our first U.S. Government contract in September of 2003. During 2004, we demonstrated the laser guided man-made lightning directed energy technology in the laboratory; demonstrated the technology effects on a variety of targets both under U.S. Government contract and using internal research and development funding; delivered a compact laser source specifically designed to enable the technology under a U.S. Government contract; and commenced a U.S. Government contract for the development of a system on a mobile platform for field demonstration and testing. In 2005, we developed a counter IED ("Improvised Explosive Device") vehicle for use in Iraq called the Joint IED Neutralizer ("JIN"). Our JIN units have been tested by the government and have been determined to have military utility - which the Government requires before it will consider ordering production units.

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

      In September 2004, we completed the acquisition of substantially all the assets of North Star Research Acquisition Corporation (formerly North Star Research Corporation), a New Mexico corporation engaged in the business of designing and manufacturing a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries. Subsequent to the acquisition we changed the corporation's name to North Star Power Engineering Inc. ("North Star"). North Star power supplies are utilized in Ionatron products.

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

Revenues

      Revenue has been derived from ongoing contract work for effects testing and the design and development of an in house demonstration system for a government customer. It is expected that continued work on effects testing, design and development of use specific Ionatron systems, advanced design and proof of principle on an existing contract, compact laser source development and the manufacture of a transportable demonstrator will contribute to revenues through June 2006. This work is expected to be generally performed under cost-plus contracts with U.S. Government customers.

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

      Ionatron has the ability to continue the business of North Star and intends to do so. The $603,000 value assigned to the trade name was determined by a valuation analysis prepared by Ionatron with the assistance of outside consultants in connection with the acquisition of North Star. The value is based on a discount of projected future cash flows. North Star is a segment of Ionatron and the trade name is used in the continued promotion of North Star products.

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

RESULTS OF OPERATIONS

      COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 IS AS FOLLOWS:

                                                       2005             2004
                                                   ----------------------------
Revenue                                            $ 6,219,161      $ 2,628,982
Cost of revenue                                      5,560,579        2,441,243
     General and administrative                        580,042          726,158
     Selling and marketing                             144,928          112,825
     Research and development                          231,806          211,895
Other (expense) income:
     Interest expense                                  (63,897)         (46,539)
     Interest income                                     9,380           13,652
     Other                                               1,853               --
                                                   ----------------------------
Loss before provision for income taxes                (350,858)        (896,026)
Provision for income taxes                              10,477               --
                                                   ----------------------------

Net loss                                           $  (361,335)     $  (896,026)
                                                   ============================

      REVENUE

      The increase in revenue for the three months ended September 30, 2005 compared to 2004 was derived from work on existing contracts with agencies of the U.S. government, revenue from the Company's JIN pre-production contract as well as the inclusion of North Star's revenue of approximately $315,000, which is net of intersegment revenue. Ionatron had total revenues of approximately $6.3 million for the three months ended September 30, 2005 compared to approximately $2.6 million for the three months ended September 30, 2004. North Star had total revenues of approximately $315,000, which is net of intersegment revenues, for the three months ended September 30, 2005. Ionatron acquired North Star on September 30, 2004. Accordingly, North Star's operations had no impact on Ionatron's consolidated results of operations for the three months ended September 30, 2004.

      COST OF REVENUE

      Cost of revenue increased when compared to the three months ended September 30, 2004 due to more work being done and more materials acquired under our government contracts by approximately $2.9 million and the inclusion of North Star's cost of revenue of approximately $227,000, net of intersegment cost of revenue. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts.

      GENERAL AND ADMINISTRATIVE

      The decrease in general and administrative expenses for the three months ended September 30, 2005 from the three months ended September 30, 2004 was due to significant rise in the amount of indirect costs which were allocated to cost of sales. This was offset in part by an increase of approximately $113,000 in personnel costs, higher insurance costs of approximately $70,000, increases in recruiting costs of approximately $57,000 and increases in depreciation and amortization expense of approximately $68,000.

      SELLING AND MARKETING

      Selling and marketing expenses increased by approximately $32,000 during the three months ended September 30, 2005 primarily resulting from increased efforts to market our technology and increase our customer base.

      RESEARCH AND DEVELOPMENT

      Research and development expenses increased approximately $20,000 during the three months ended September 30, 2005 as compared to 2004 primarily due to our shift to internally funded proof of concept and research and development from production and research and development under contracts in 2005.

      INTEREST EXPENSE

      The interest expense on our credit line payable to our Chairman increased approximately $17,000 from the second quarter of 2004 to the same period in 2005 primarily as a result of the increase in prime rate. See "Liquidity and Capital Resources" for further information concerning the restructuring of the credit line agreement.

      INTEREST INCOME

      Interest income in the third quarter of 2005 decreased approximately $4,000 from the second quarter of 2004 as a result of reduction of investment in the short-term investment fund.

      NET LOSS

      The operations for the three months ended September 30, 2005 resulted in a net loss of approximately $361,000, an improvement from the 2004 net loss of approximately $896,000. Revenues increased 137% primarily due to increased work under our JIN project and other government contracts, cost of sales increased 128% primarily due to more work being done and more materials being acquired, general and administrative expenses decreased 20% primarily due to a significant rise in the amount of indirect costs allocated to cost of sales. Research and development expenses increased 9% from 2004 due to the shift to internal research and development from development under contracts. Selling and marketing expenses increased 29% during the third quarter of 2005 as compared to the third quarter of 2004 due to efforts to market our technology and increase our customer base.

      COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 IS AS FOLLOWS:

                                                     2005              2004
                                                 ------------------------------
Revenue                                          $ 12,745,954      $  4,734,996
Cost of revenue                                    11,740,891         4,422,996
     General and administrative                     3,449,053         2,491,097
     Selling and marketing                            375,590           344,897
     Research and development                         723,452           512,793
Other (expense) income:
     Interest expense                                (180,076)         (164,239)
     Interest income                                   30,381            34,873
     Other                                              2,445                --
                                                 ------------------------------
Loss before provision for income taxes             (3,690,282)       (3,166,153)
Provision for income taxes                             29,347                --
                                                 ------------------------------

Net loss                                         $ (3,719,629)     $ (3,166,153)
                                                 ==============================

      REVENUE

      The increase in revenue for the nine months ended September 30, 2005 compared to 2004 was derived from approximately $7.2 million increased revenue from work on existing contracts with agencies of the U.S. government, revenue from the Company's JIN pre-production contract as well as the inclusion of North Star's revenue of approximately $960,000, which is net of intersegment revenue.

      COST OF REVENUE

      Cost of revenue also increased when compared to the nine months ended of September 30, 2004 due to more work being done and more materials acquired under government contracts and under the JIN contracts as well as the inclusion of North Star's cost of revenue of approximately $663,000, which is net of intersegment costs. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts.

      GENERAL AND ADMINISTRATIVE

      The increase in general and administrative expenses for the nine months ended September 30, 2005 from the nine months ended September 30, 2004 is primarily due to an increase of approximately $1.4 million in personnel costs. Also contributing to the increase is a rise in depreciation and amortization expense of approximately $256,000 and increases in professional fees and insurance of approximately $662,000 and $288,000, respectively. Included in the professional fees are costs of approximately $386,000 related to compliance with
Section 404 of the Sarbanes-Oxley Act of 2002. Offsetting these increases was a significant rise in the amount of indirect costs which were allocated to cost of sales. North Star's general and administrative expense for the nine months ended September 30, 2005 was approximately $119,000.

      SELLING AND MARKETING

      Selling and marketing expenses increased approximately $31,000 during the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004 due to increased efforts to market our technology and increase our customer base.

      RESEARCH AND DEVELOPMENT

      Research and development expenses increased approximately $211,000 during the nine months ended September 30, 2005 as compared to 2004 primarily due to our shift to internally funded proof of concept and research and development from production and research and development under contracts in 2005.

      NET LOSS

      The operations for the nine months ended September 30, 2005 resulted in a net loss of $3,720,000 an increase from the 2004 net loss of $3,166,000. Revenue increased 169% and cost of revenue increased 166%. General and administrative expenses increased 39% primarily due to additional staff, additional costs associated with being a publicly held company and depreciation expense. 2005 research and development expenses increased by 41% from 2004 as expected due to the shift to internal research and development from development under contracts. Selling and marketing expenses increased 8% resulting from increased efforts to market our technology and increase our customer base. North Star's net income for the nine months ended September 30, 2005 was approximately $58,000.

      LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2005, we had approximately $588,000 of cash and cash equivalents, a decrease of $1.9 million from cash and cash equivalents at December 31, 2004 of $2.5 million. Additionally at December 31, 2004, we had $1.0 million of investments held in a bond fund which is re-priced weekly.

      During the first three quarters of 2005, we used $2.6 million of cash in operating activities, consisting primarily of our net loss of $3.7 million and an increase in inventory and accounts receivable of $698,000 and $370,000, respectively, offset by depreciation and amortization expense of $921,000 and an increase in accounts payable of $1 million. The increase in inventory is primarily the result of material acquisitions in the JIN project with the U.S. government. We anticipate that short-term and long-term funding needs will be provided from cash on hand, cash flow from government contracts, as well as our available line of credit.

      In the first nine months of 2005, investing activities provided approximately $110,000 of cash, consisting of liquidation of the investments of $1 million partially offset by equipment purchases of $890,000.

      During the first nine months of 2005, financing activities provided $608,000 of cash, primarily due to cash proceeds of $525,000 from option exercises. During the third quarter of 2005, we increased outstanding borrowings under the revolving credit agreement with our Chairman by $100,000 to $2.9 million.

      On October 27, 2005 we sold an aggregate of 720,000 shares of its 6.5% Series A Redeemable Convertible Preferred Stock with a stated value of $25 per share to 16 institutional accredited investors and one accredited investor for aggregate gross proceeds of $18,000,000. In connection with the financing, we granted each purchaser a 30-day option to purchase an additional 15% of the number of shares of preferred stock purchased by the purchasers at the same price as the shares sold in the offering. After payment of placement agent fees and other transaction expenses, we received proceeds of approximately $16.6 million.

      As a result of Hurricane Katrina, we temporarily shifted our manufacturing operations from our Stennis facility in Mississippi to a temporary facility in Tucson. This move did not create any material interruption in our production nor result in any additional material costs. We are in process of bringing Stennis facility up to production status.

      We believe that we have sufficient cash, or access to sufficient cash through potential banking or investing relationships to meet current and future cash needs. The transportable demonstrator contract, the JIN contract and one other contract, that presently represent a major portion of our current activity, are on a cost plus fixed fee basis. This means the majority of work performed is done at our government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly. These government-approved rates are adjusted periodically and will be adjusted in the future to incorporate additional costs as the operations expand. Other contracts are at fixed prices which have commercial type gross margins associated with them.

      BACK-LOG OF ORDERS

      At September 30, 2005, we had a backlog (that is, work load remaining on signed contracts) of $10,080,000 to be completed within the next twelve months. In July 2005, we received a $6.4 million contract for the further development of our LIPC technology which was increased to $6.9 million in September. The funding for this contract is derived from the Fiscal Year 2005 Congressional Plus Up contained in the 2005 Department of Defense budget. The contract allows work to begin on critical items desired by the customer while further discussions continue as to the remainder of the Scope of Work for that funding. In September 2005, we definitized the contract for production of the first JIN (Joint IED Neutralizer) system prototypes for $7.6 million. We then received a new letter contract for an additional $2.1 million from the U.S. government for this project to complete the training and testing phases. Final contract details are being negotiated for deployment and system improvements. With respect to the LIPC Transportable Demonstrator project, that effort remains on hold as the Government is transferring responsibility for the project to a different end user organization. Upon completion of the formal transfer for project responsibility, we expect the funding will be restarted and the Demonstrator will be completed and delivered to the new sponsoring organization.

      CONTRACTUAL OBLIGATIONS

      As of September 30, 2005, the Company had contractual obligations in the form of non-cancelable and cancelable leases and note payable to stockholder as follows:

                                                    Payment by Period
                              --------------------------------------------------------------
                                           Less than      1 to 3        4 to 5     More than
                                Total        1 Year       Years         Years       5 Years
                              --------------------------------------------------------------
Capital lease                 $  120,513   $   43,561   $   76,010   $      942   $       --
Note payable to stockholder    2,900,000    2,900,000           --           --           --
Operating lease                4,106,000      758,000    1,360,000    1,181,000      807,000
                              --------------------------------------------------------------

    Total                     $7,126,513   $3,701,561   $1,436,010   $1,181,942   $  807,000
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

      We are exposed to market risk for the impact of interest rate changes, as the interest rate of our borrowings under our revolving credit agreement with our Chairman is subject to changes based on changes in the prime interest rate; should that rate increase by 1%, the effect would be an increase in the net loss for the nine months ended September 30, 2005 by approximately $21,000.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our chief executive officer/chief financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2005, there were no significant changes in our internal controls over financial reports that have materially affected, or which are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

      We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not involved in any legal proceedings.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the nine months ended September 30, 2005, the Company issued 668,708 shares of common stock upon exercise of outstanding options and warrants to employees, directors and consultants, as well as 10,000 shares of common stock issued to consultants for services. The securities were issued pursuant to an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

ITEM 6 EXHIBITS

      EXHIBIT
      NUMBER      DESCRIPTION
      --------------------------------------------------------------------------

      31.1 Certificationv of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                          IONATRON, INC.

               By /s/ Thomas C. Dearmin
                  ---------------------
                  Thomas C. Dearmin
                  Chief Executive Officer, President and Chief Financial Officer

Date: November 9, 2005