Form 10-K
period 2005-12-31
IONATRON, INC.
filed 2006-03-16
CIK 879911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 2005

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from __________ to __________

                        Commission File Number 001-14015

                              ---------------------

                                 IONATRON, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                               -------------------

             Delaware                                           77-0262908
             --------                                           ----------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                            Identification Number)

           3590 East Columbia Street
           Tucson, Arizona                                    85714
           (Address of Principal Executive Offices)         (Zip Code)

           Registrant's telephone number, including area code (520) 628-7415

           Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                    Series A Preferred Stock, $.001 par value
         --------------------------------------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No [X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer |_| Accelerated Filer |X| Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|
--------------------------------------------------------------------------------
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2005 (the last day of the registrant's most recently completed second quarter) was approximately $209,895,000.

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of March 14, 2006 was 72,339,453.

--------------------------------------------------------------------------------

                                 IONATRON, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                      INDEX

PART I.                                                                 Page No.

     Item 1.   Business........................................................4

     Item 1A.  Risk Factors....................................................7

     Item 1B.  Unresolved Staff Comments......................................14

     Item 2.   Properties.....................................................14

     Item 3.   Legal Proceedings..............................................14

     Item 4.   Submission of Matters to a Vote of Security Holders............14

     PART II.

     Item 5.    Market for Registrant's Common Equity, Related
                Stockholder Matters and Issuer Purchases of Equity
                Securities....................................................15

     Item 6.    Selected Financial Data.......................................15

     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................17

     Item 7A.   Quantitative and Qualitative Disclosures About Market
                Risk..........................................................25

     Item 8.    Financial Statements and Supplementary Data...................25

     Item 9.    Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure...........................25

     Item 9A.  Controls and Procedures........................................25

     Item 9B.  Other Information..............................................28

PART III.

     Item 10.   Directors and Executive Officers of the Registrant............29

     Item 11.   Executive Compensation........................................33

     Item 12.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters....................35

     Item 13.   Certain Relationships and Related Transactions................38

     Item 14.   Principal Accountant Fees and Services........................38

PART IV:

     Item 15.   Exhibits and Financial Statement Schedules....................39

Schedule II -   Valuation and Qualifying Accounts ............................39

Signatures:    ...............................................................43

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

AVAILABLE INFORMATION:

Ionatron makes available free of charge on its website at www.ionatron.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practical after electronically filing or furnishing such material to the Securities and Exchange Commission (SEC).

This report may be read or copied at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549 or at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

GENERAL:

Ionatron was formed to develop and market Directed Energy Weapon products and other products incorporating its proprietary LIPC and related technologies. Our goal is to produce products that incorporate our technology for initial sale to U.S. Government customers for specific applications and platforms as well as to produce products for other commercial customers. Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based Directed Energy Weapons. We expect to offer U.S. Government approved versions of our products for other government and non-government commercial security applications in the future. During 2002 and 2003, we engaged in research and development and business development activities culminating in our first U.S. Government contract in September of 2003. During 2004 we demonstrated the laser guided man-made lightning Directed Energy technology in the laboratory; demonstrated the technology effects on a variety of targets both under U.S. Government contract and using internal research and development funding; delivered a compact laser source specifically designed to enable the technology under a U.S. Government contract; and commenced a U.S. Government contract for the development of a system on a mobile platform for field demonstration and testing. In 2005, we continued development of laser sources, advanced high voltage systems, and special-purpose optical systems, expanded target effects testing under U.S. Government contracts, and furthered our understanding of the underlying physics and continued to develop additional intellectual property with internal funding. Additionally in 2005, we developed a counter IED ("Improved Explosive Device") vehicle for use in Iraq called the Joint IED Neutralizer ("JIN"). Our JIN units have been tested by the government and have been determined to have military utility - which the Government requires before it will consider ordering production units.

In early April 2005, we took occupancy of our manufacturing facility at the NASA Stennis Space Center which had recently been upgraded, utilizing $2 million in U.S. Army funding. We prepared the facility for range testing and manufacturing throughout 2005 with some level of production anticipated to continue in 2006. The Stennis manufacturing facility was utilized for the manufacture of our JIN units; however, the Stennis facility was temporarily closed as a result of Hurricane Katrina and manufacturing was moved to our facility in Tucson, Arizona. The facility will be reopened for JIN manufacturing and will also be utilized for integrated system and component production for both JIN and LIPC weapon system production. We anticipate that initial production activities will commence in the event the U.S. Government is satisfied that the technologies are ready for field use. The Mississippi facility would also be used for extended range testing and effects testing. It is also anticipated we will use the facility for any production level contracts from our North Star subsidiary.

The Government's level of interest in our technology has resulted in follow-on contracts and led to LIPC being funded in the 2006 Department of Defense (or
DoD) budget as a separate line item. The continued move by the DoD towards Directed Energy solutions for soldiers, versus traditional ballistic technologies, leads us to believe that DoD spending for Directed Energy technologies in the coming years will continue to increase.

Overall, we expect to continue our transition from development to commercial production in 2006. We will continue the long-term development of our LIPC product line and expect that some LIPC products for high priority, mission specific applications, will enter into low rate initial production. We also expect to expand our production capabilities for our JIN units. We anticipate further growth in our North Star operations and anticipate that some of its development contracts will mature into production contracts.

Our executive office is located at 3590 East Columbia Street, Tucson, Arizona 85714 and its telephone number is (520) 628-7415.

IONATRON OPERATIONS:

We are a new technology company working under contracts with agencies of the U.S. Government focused on national security. We have developed and demonstrated in our laboratory a novel, internally developed Directed Energy Weapon technology called LIPC. Our LIPC technology controls and directs electrical energy between two points. Our business strategy is to continue long-term development of the technology for multiple national security and defense applications, as well as to develop applications in commercial sectors. Short-term military applications have been demonstrated to our customers.

We have had meetings and performed demonstrations of the technology for all branches of the U.S. Military, as well as many other U.S. Government organizations involved in various defensive, offensive or anti-terrorism military type operations. We presently have many potential contracts in the negotiation stage and have U.S. Government customers actively seeking short-term and long-term funding for our projects. We cannot assure that any such contracts will become finalized in a timely manner, or at all.

In order to help manage our interface with our Government customers and Congressional funding counterparts, we maintain an ongoing relationship with a well-known and qualified Washington, D.C. based Government Relations firm. In order to evaluate new business opportunities and expand the business development initiatives at Ionatron, we have added a Vice President, Business
Development/Strategy with established contacts within the military.

Our LIPC technology is designed as a line of sight weapon, which enables the propagation of various forms and quantities of electrical energy to be aimed and directed at a target or between two points. Laboratory demonstrations of the technology have ranged from low voltage disruptive energies up to very high voltages and currents causing physical damage.

We intend to take advantage of, and utilize, slightly modified existing and mature laser targeting and tracking technology for our systems. We are in negotiations with various vendors to supply, to our specifications, the various support and auxiliary system requirements. Outsourcing such supply requirements is intended to free up our technical personnel and other resources to focus on development of next generation elements of our core technologies. After subsystems and components are delivered from outside vendors, they are then assembled and integrated at Ionatron to produce the final integrated LIPC systems.

These LIPC systems are being designed as all-electric, self-contained, modular units that can operate off of existing electrical power generation systems found on typical mobile military platforms. Due to the low average power requirements of LIPC systems, no additional or exotic power generation systems are required. We expect future LIPC systems will utilize advanced electrical technologies developed for other military programs to support smaller, lighter LIPC systems. This will enable LIPC to be mounted on smaller, autonomous platforms now under development for other Government programs.

The targets, effects, ranges, voltages and currents delivered, along with many other aspects of the technology are classified under specific Department of Defense guidelines and, consequently, cannot be disclosed to the public.

NORTH STAR OPERATIONS:

In September 2004, we completed the acquisition of substantially all the assets of North Star Research Corporation through our subsidiary, North Star Power Engineering, Inc. ("North Star"). North Star is engaged in the business of designing and manufacturing a broad range of high voltage equipment for the defense, aerospace, semi-conductor and medical industries. North Star has ongoing contracts for research and development with Government customers such as the United States Air Force, Sandia National Laboratory and Los Alamos National Laboratory. Prior to the acquisition, we had been working with North Star to develop and manufacture the high voltage electrical sources for the LIPC Directed Energy Weapons.

In January 2005, we doubled the space at North Star's facility in anticipation of continued growth in its product line. Through North Star, we are involved in the design and manufacture of a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries. We intend for North Star to grow its base of business in both the defense sector and commercial industry.

PATENTS/PROPRIETARY INFORMATION:

We have 3 patents and numerous patent applications in various stages of preparation and prosecution, which we believe possess novel intellectual property. These applications might be able to secure patents that will protect our proprietary technical information and capabilities and will give us a competitive advantage in continuing to be the leader in LIPC technology. Some of these patent applications will be evaluated by the Government to determine if the technology protected is classified in nature. These applications will not be published as specified under section 181 of the U.S. Patent Act. We also have proprietary information in the form of trade secrets and technology specific know-how that should give us additional competitive advantages.

CUSTOMER DEPENDENCY AND ELECTION OF GOVERNMENT:

Our revenue is derived from contracts with the U.S. Government or contractors to the U.S. Government which represents approximately 100%, 99% and 96% of total revenue for 2003, 2004 and 2005, respectively. The loss of any of these customers would have a material adverse effect on Ionatron. All contracts are subject to renegotiation of profits or termination at the election of the Government.

RESEARCH AND DEVELOPMENT:

We funded our original research and development through capital investment by our founders and we retain the ownership of all the original intellectual property. We believe the core intellectual property we have developed is that which is necessary to use and control the LIPC technology. We also outsource certain research tasks to experienced individuals or companies for some activities that require sophisticated laboratory equipment or optical modeling programs we do not have at our disposal. We have over ten relationships of this kind, which provide that any intellectual property developed under these agreements is the sole property of Ionatron. Our research and development expense for 2003, 2004 and 2005 was $1,151,350, $808,242 and $1,266,382,
respectively.

Our short-term research and development goals are to complement the existing system design by developing more efficient and compact laser sources, high voltage electrical sources, and lower cost, more efficient optical systems. We are developing prototype products that incorporate our key technologies for government and non-government commercial markets that will be commercialized pending outcomes of technical and commercial developments. Our Government customers fund some of this development work. Most of our research related work is funded internally in order to capture any intellectual property rights from novel processes and inventions that may arise.

Our long-term research goal is to identify and extend the long-range physical limits of the technology. This work relates to understanding the long-range capabilities of LIPC from alternative and potentially technically superior optical sources and new potential wavelengths that it may be advantageous to exploit. This work includes efforts to achieve a more complete understanding of the entire physical laws we work within regarding atmospheric physics, plasma physics, and the future capabilities of new solid-state laser materials and laser processes that may enable the technology to be more fully exploited.

We also intend to explore other uses of the technology in the existing application area as well as completely novel applications in commercial sectors outside the defense and national security application areas.

EMPLOYEES:

As of March 14, 2006, we had 104 employees, compared to 67 on December 31, 2004 and 12 on December 31, 2003, 40 of which are in management and general administrative, 7 are in human resources, 31 are in technical and engineering and 26 are in manufacturing. The increase in employees was driven by the need to increase staff to meet the demands of our contract commitments as well as the acquisition of North Star. We expect to significantly increase the number of our personnel during 2006, primarily in manufacturing.

ITEM 1A.  RISKS FACTORS:

Future results of operations of Ionatron involve a number of known and unknown risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to those risks set forth below:

Risk Related to Our Business

      We have a history of losses and may not be able to achieve and maintain profitable operations.

   We have incurred net losses since our formation in June 2002, including net losses of $3,242,109, $3,261,005, and $3,624,603 for the years ended December 31, 2003, 2004 and 2005, respectively. Additionally, losses are continuing to date. Our ability to achieve profitable operations is dependent upon, among other things, our ability to obtain sufficient government contracts and to complete the development of products based on our technologies. We cannot assure you that we will be able to significantly increase our revenue or achieve and maintain profitability.

      We expect that we will be dependent upon sales of our JIN products for a substantial portion of our revenue over the near term and the timing and magnitude of such sales cannot be predicted.

   We expect that we will be dependent upon sales of our JIN products for a substantial portion of our revenue over the near term and until such time as our LIPC technology advances enable our Government customers to provide additional funding to advance our LIPC technology from early system integration stage to fully integrated prototypes and fieldable systems, and develop additional products based on our proprietary technology. Because Government agencies are the intended customers for our JIN products, it is uncertain whether we will enter into such production orders and, if we do, what the timing or magnitude of such orders will be. In the event these orders do not develop as anticipated, especially following hiring of additional employees and further expenditures in anticipation of such sales, our losses may increase and we may experience cash flow shortages. There can be no assurance that we will receive production orders for our JIN products in accordance with our anticipated time table, or at all.

      If our LIPC technology does not meet certain testing milestones, it is possible that additional government funding may be reduced or eliminated.

   Congressional funding for LIPC is subject to our technology meeting certain Government established milestones. If our LIPC technology does not meet government established milestones, additional government funding may be reduced or eliminated. If additional government funding for LIPC is reduced or is not forthcoming, in the absence of additional funding, our LIPC technology development efforts will be adversely affected.


      Our future success will depend on our ability to develop new technologies and applications that address the needs of our markets.

   Both our defense and commercial markets are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

      o     identify emerging technological trends in our target markets;
      o     develop and maintain competitive products;

      o enhance our products by improving performance and adding innovative features that differentiate our products from those of our competitors;
      o develop and manufacture and bring products to market quickly at cost-effective prices; and
      o meet scheduled timetables for the development, certification and delivery of new products.

   We believe that, in order to remain competitive in the future, we will need to continue to develop new products, which will require the investment of significant financial and engineering resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new technology. Due to the design complexity of our products, we may in the future experience delays in completing development and introduction of new products. Any delays could result in increased costs of development, deflect resources from other projects or loss of contracts. In addition, there can be no assurance that the market for our products will develop or continue to expand as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products. The possibility that our competitors might develop new technology or products might cause our existing technology and products to become obsolete or create significant price competition. If we fail in our new product development efforts or our products fail to achieve market acceptance more rapidly than our competitors, our revenue will decline and our business, financial condition and results of operations will be negatively affected.

      We depend on the U.S. Government for substantially all of our revenue, and a reduction in the quality of this relationship or a shift in Government funding could have severe consequences on our prospects and financial condition.

   Approximately 100%, 99% and 96% of our net revenue for the years ended December 31, 2003, 2004 and, 2005, respectively, were to the U.S. Government and U.S. Government contractors. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue. Our U.S. Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. The development of our business will depend upon the continued willingness of the U.S. government agencies to fund existing and new defense programs and, in particular, to continue to purchase our products and services. Although defense spending in the United States has recently increased, further increases may not continue and any proposed budget or supplemental budget request may not be approved. In addition, the U.S. Department of Defense may not continue to focus its spending on technologies that we incorporate in our products.

   Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government which may be to our disadvantage and are likely to continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with non-defense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for the size and structure of Ionatron. A shift in Government defense spending to other programs in which we are not involved or a reduction in U.S. Government defense spending generally could have severe consequences for our results of operations.

      The U.S. Government may terminate or modify our existing contracts, which would adversely affect our revenue.

   There are inherent risks in contracting with the U.S. Government, including risks peculiar to the defense industry, which could have a material adverse effect on our business, financial condition or results of operations. Laws and regulations permit the U.S. Government to:

      o     terminate contracts for its convenience;
      o reduce or modify contracts if its requirements or budgetary constraints change;
      o cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
      o     shift its spending practices; and

      o adjust contract costs and fees on the basis of audits done by its agencies.

   If the U.S. Government terminates our contracts for convenience, we may only recover our costs incurred or committed for settlement expenses and profit on work completed before the termination. Additionally, most of our backlog could be adversely affected by any modification or termination of contracts with the U.S. Government or contracts the prime contractors have with the U.S. Government. The U.S. Government regularly reviews our costs and performance on its contracts, as well as our accounting and general business practices. The U.S. Government may reduce the reimbursement for our fees and contract-related costs as a result of an audit. We can give no assurance that one or more of our Government contracts will not be terminated under these circumstances. Also, we can give no assurance that we would be able to procure new Government contracts to offset the revenue lost as a result of any termination of our contracts. As our revenue is dependent on our procurement, performance and payment under our contracts, the loss of one or more critical contracts could have a negative impact on our financial condition.

      Our business is subject to various restrictive laws and regulations because we are a contractor and subcontractor to the U.S. Government.

   As a contractor and subcontractor to the U.S. Government, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. We are required to obtain and maintain material governmental authorizations and approvals to run our business as it is currently conducted. New or more stringent laws or government regulations concerning government contracts, if adopted and enacted, could have a material adverse effect on our business.

   Generally, government contracts are subject to oversight audits by government representatives. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention from regular operations. Our government business is also subject to specific procurement regulations and a variety of socio-economic and other requirements. These requirements, although customary in government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to:

      o     procurement integrity;
      o     export control;
      o     government security regulations;
      o     employment practices;
      o     protection of the environment;
      o     accuracy of records and the recording of costs; and
      o     foreign corruption.

   Any of these factors, which are largely beyond our control, could also negatively impact our financial condition. We also may experience problems associated with advanced designs required by the government, which may result in unforeseen technological difficulties and cost overruns. Failure to overcome these technological difficulties and the occurrence of cost overruns would have a negative impact on our results.

      At North Star, if we fail to win competitively awarded contracts in the future, we may experience a reduction in our revenue, which could negatively affect our profitability.

   North Star obtains many of its U.S. Government, U.S. Government subcontractor and commercial contracts through a competitive bidding process. We cannot assure you that we will continue to win competitively awarded contracts or that awarded contracts will generate revenue sufficient to result in our profitability. We are also subject to risks associated with the following:

      o the frequent need to bid on programs in advance of the completion of their design (which may result in unforeseen technological difficulties and cost overruns);

      o the substantial time and effort, including the relatively unproductive design and development required to prepare bids and proposals, spent for competitively awarded contracts that may not be awarded to us;
      o     design complexity and rapid technological obsolescence; and
      o     the constant need for design improvement.

   Our government contracts may be subject to protest or challenge by unsuccessful bidders or to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending or other factors.

      Competition within our markets may reduce our procurement of future contracts and our revenue.

   The defense and commercial industries in which we operate are highly competitive. Our future competitors may range from highly resourceful small concerns, which engineer and produce specialized items, to large, diversified firms and defense contractors. Many of our potential competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities and greater financial resources than we do. Consequently, these competitors may be better suited to take advantage of economics of scale and devote greater resources to develop new technologies. There can be no assurance that we can continue to compete effectively with these firms. In addition, some of our suppliers and customers could develop the capability to manufacture products similar to products that we are developing. This would result in them competing directly which could significantly reduce our revenue and seriously harm our business.

   There can be no assurance that we will be able to compete successfully against our current or future competitors or that the competitive pressures we face will not result in reduced revenue and market share or seriously harm our business.

      We derive a substantial portion of our revenue from a limited number of contracts. Therefore, our revenue will be adversely affected if we fail to receive renewal or follow-on contracts.

   Renewal and follow-on contracts are important because our contracts are typically for fixed terms. These terms vary from shorter than one year to multi-year, particularly for contracts with options. The typical term of our contracts with the U.S. government is between one and two years. The loss of revenue from our possible failure to obtain renewal or follow-on contracts may be significant because our U.S. Government contracts account for a substantial portion of our revenue.

      Our products may fail to perform satisfactorily in field tests at various stages of development and even if our products perform satisfactorily, there may be unanticipated delays in obtaining contracts.

   Our government customers typically field test our products at various stages of development. Although we believe our technologies will perform their ultimately intended applications, many of our products have not been completed to date. Our success will ultimately depend upon our products meeting performance criteria established by our customers. Failure of a product to perform satisfactorily in a field test could result in delay of product development, cost overruns or even termination of the contract, any of which could materially affect the development of such product and our prospects, revenue and final condition.

   We have in the past experienced delays in obtaining government contracts despite what we have been advised by prospective government customers after our products have been satisfactorily field tested. These delays are inherent in doing business with government contracting agencies. Nevertheless, these delays make it difficult for us to predict and prepare for production and can adversely affect anticipated operating results.

      We depend on component availability, subcontractor performance and our key suppliers to manufacture and deliver our products and services.

   Our manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. In addition, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. If these contract manufacturers are not willing to contract with us on competitive terms or devote adequate resources to fulfill their obligations to us, or we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risks that:

      o the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control and quality and delivery schedules and the consequent risk that we will experience supply interruptions and be subject to escalating costs; and
      o our competitiveness may be harmed by the failure of our contract manufacturers to develop, implement or maintain manufacturing methods appropriate for our products and customers.

   Moreover, because most of our contracts are with Governmental agencies, we may be limited in the third parties we can engage as component manufacturers.

   We are dependent for some purposes on sole-source suppliers. If any of these sole-source suppliers fails to meet our needs, we may not have readily available alternatives. Our inability to fill our supply needs would jeopardize our ability to satisfactorily and timely complete our obligations under government and other contracts. This might result in reduced revenue, termination of one or more of these contracts and damage to our reputation and relationships with our customers. We cannot be sure that materials, components, and subsystems will be available in the quantities we require, if at all.

      Because the manufacturing process of our products is highly complex, errors, changes or uncertainties could disrupt production.

   The manufacture of our products involves highly complex and precise processes, requiring production in a highly controlled and clean environment. Inadvertent or slight changes or uncertainties in our manufacturing processes, errors or use of defective or contaminated materials could impact our ability to achieve, disrupt and/or delay production and affect product reliability.

      Our business could be adversely affected by a negative audit by the U.S. Government.

   U.S. Government agencies such as the Defense Contract Audit Agency ("DCAA") routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

      Our backlog is subject to reduction and cancellation.

   Backlog represents products or services that our customers have committed by contract to purchase from us, our total funded backlog as of December 31, 2005 was approximately $8.6 million. Backlog is subject to fluctuations and is not necessarily indicative of future revenue. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce backlog and, consequently, future revenue. Our failure to replace cancelled or reduced backlog could result in lower revenue.

      We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

   Due to the specialized nature of our businesses, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers. Our prospects depend upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel could seriously harm our business, results of operations and financial condition. Additionally, since the majority of our business involves technologies that are classified due to national security reasons, we must hire U.S. Citizens who have the ability to obtain a security clearance. This further reduces our potential labor pool.

      Because many of our contracts and projects are classified for national security reasons, we may not be able to provide important information to the public.

   To date, substantially all of our revenue has been derived from contracts which are classified by the U.S. Government for national security reasons. Therefore, we are prohibited from filing these contracts as exhibits to our SEC reports, registration statements and filings or provide more than the summary information that we provide in our reports, registration statements and other filings with the SEC and in our press releases. Accordingly, investors may not have important information concerning our businesses and operations with which to make an informed investment decision.

      The U.S. government's royalty-free right to use technology developed by us limits our intellectual property rights.

   We seek to protect the competitive benefits we derive from our patents, proprietary information and other intellectual property. However, we do not have the right to prohibit the U.S. government from using certain technologies developed or acquired by us or to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government has the right to royalty-free use of technologies that we have developed under U.S. Government contracts. We are free to commercially exploit those government-funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but we cannot assure you we could successfully do so.

   We are subject to government regulation which may require us to obtain additional licenses and could limit our ability to sell our products outside the United States.

      We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

   Protecting our intellectual property rights is critical to our ability to compete and succeed as a company. We hold a number of United States patents and patent applications, as well as trademark, and registrations which are necessary and contribute significantly to the preservation of our competitive position in the market. There can be no assurance that any of these patents or future patent applications and other intellectual property will not be challenged, invalidated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. We enter into confidentiality and invention assignment agreements with our employees, and enter into nondisclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies. Moreover, the protection provided to our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the remedies available under United States law.

      We may face claims of infringement of proprietary rights.

   There is a risk that a third party may claim our products infringe on their proprietary rights. Whether or not our products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against us and we could incur significant expense in defending them. If any claims or actions are asserted against us, we may be required to modify our products or obtain licenses on commercially reasonable terms, in a timely manner or at all. Our failure to do so could adversely affect our business.

      Our operations expose us to the risk of material environmental liabilities.

   We are also subject to increasingly stringent laws and regulations that impose strict requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes, restrict air and water emissions from our testing and manufacturing operations, and require maintenance of a safe workplace, These laws and regulations can impose substantial fines and criminal sanctions for violations, and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We incur, and expect to continue to incur, substantial capital and operating costs to comply with these laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

      The unpredictability of our results may harm the trading price of our securities, or contribute to volatility.

   Our operating results may vary significantly over time for a variety of reasons, many of which are outside of our control, and any of which may harm our business. The value of our securities may fluctuate as a result of considerations that are difficult to forecast, such as:

      o     the size and timing of contract receipt and funding;
      o changes in U.S. Government policies and government budgetary policies;
      o     termination or expiration of a key government contract;
      o our ability and the ability of our key suppliers to respond to changes in customer orders;
      o timing of our new product introductions and the new product introductions of our competitors;
      o     adoption of new technologies and industry standards;
      o competitive factors, including pricing, availability and demand for competing products fluctuations in foreign currency exchange rates;
      o conditions in the capital markets and the availability of project financing;
      o     regulatory developments;
      o     general economic conditions;
      o     changes in the mix of our products;
      o     cost and availability of components and subsystems; and
      o     price erosion.

      Our management holds a majority of our outstanding voting stock and has control over stockholder matters.

   As of December 31, 2005, our management owned approximately 60% of our outstanding common stock. Accordingly, they can exert significant influence over matters, which require stockholder vote, including the election of directors, amendments to our Certificate of Incorporation or approval of the dissolution, merger, or sale of Ionatron, our subsidiaries or substantially all of our assets. This concentration of ownership and control by management could delay or prevent a change in our control or other action, even when a change in control or other action might be in the best interests of other stockholders.

      A large number of shares of our common stock could be sold in the market in the near future, which could depress our stock price.

   As of March 14, 2006, we had outstanding approximately 72 million shares of common stock. A substantial portion of our shares are currently freely trading without restriction under the Securities Act of 1933, having been held by their holders for over two years and are eligible for sale under Rule 144(k). The Series A Preferred Stock is convertible into an aggregate of 1,500,000 shares of common stock. There are also currently outstanding options and warrants to purchase approximately 3 million shares of our common stock, most of which have exercise prices substantially below our current market price. To the extent any of our options or warrants are exercised or the Series A Preferred Stock are converted, your percentage ownership will be diluted and our stock price could be further adversely affected. The shares of common stock underlying the Series A Preferred Stock and outstanding options and warrants have been registered for resale by the holders thereof. As the underlying shares are sold, the market price could drop significantly if the holders of these restricted shares sell them or if the market perceives that the holders intend to sell these shares.

      Provisions of our corporate charter documents could delay or prevent change of control.

   Our Certificate of Incorporation authorizes our board of directors to issue up to 1,000,000 shares of "blank check" preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors We also have a rights agreement, commonly known as a "poison pill" in place which provides that in the event an individual or entity becomes a beneficial holder of 12% or more of the shares of our capital stock, without the approval of the board of directors, our other stockholders shall have the right to purchase shares of our (or in some cases the acquirer's) common stock from us at 50% of its then market value. The designation of preferred stock in the future, the classification of our board of directors, its three classes and the rights agreement could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

   None.

ITEM 2.  PROPERTIES:

Our executive office currently is located at 3590 East Columbia Street, Tucson, Arizona, where we lease approximately 25,000 square feet of space. The lease commitment on this property expires November 2012, and the lease contains renewal options and an escalation provision at the end of five years that increases our annual rent by $49,500. We account for the escalation provision by straight-lining the rent expense. This is primarily a research and development and prototyping facility. North Star leases a 12,000 square foot office, manufacturing and storage space at 4421 McCleod Street NE, Albuquerque, New Mexico with assembly areas to build custom ordered high voltage power supplies as well as offices for general and administrative.

On April 1, 2005 we took possession of approximately 50,000 square feet of office, manufacturing and warehouse facilities at the Stennis Space Center in Mississippi. The lease is for a five-year term and may be renewed three times in five-year increments.

In September 2005, we entered into a lease for approximately 7,000 square feet of additional office and manufacturing space for our Tucson facility. This non-cancellable operating lease expires in September 2006.

To accommodate our expanding research and development requirements and to consolidate office support operations, in January 2006, we entered into an 11-month lease effective March 1, 2006 for approximately 12,000 square feet of office space proximate to our current facilities in Tucson. We did not have access to or control over the facility prior to occupation on March 1, 2006 and incurred no financial obligations until the improvements were completed and the property turned over to us. We are not subject to incentives or allowances for leasehold improvements from the landlord. We expect to fully occupy this property by April 15, 2006. The lease may be extended one time for three years.

Rent expense was approximately $355,000, $411,000 and $733,000 for 2003, 2004 and 2005, respectively.

See Note 12 to the Consolidated Financial Statements of our 2005 Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not Applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES:

Market price per share
Our common stock is currently listed on the NASDAQ National Market, trading under the symbol "IOTN." Prior to listing on NASDAQ in December 2004, our common stock was traded on the Over-The-Counter electronic bulletin board (the "OTC BB") maintained by NASD under the symbol "IOTN". The following table sets forth information as to the price range of our common stock for the period January 1, 2004 through December 31, 2004 and for the period January 1, 2005 through December 31, 2005. No dividends on common stock were declared for these periods. The table reflects the range of high and low sales prices per share as reported on the OTC BB for the periods in 2004 and reflects the range of high and low sales prices per share as reported on the NASDAQ National Market for periods in 2005.

Quarterly Periods                                      High         Low
        2004                                      ---------   ---------
              First                               $    4.98   $    0.48
              Second                                   8.40        3.00
              Third                                    9.60        4.55
              Fourth                                  11.60        5.90
        2005
              First                                   11.81        6.70
              Second                                   9.68        6.26
              Third                                   10.24        6.50
              Fourth                                  11.30        8.31

Holders of Record

As of March, 14, 2006, there were approximately 313 holders of record of Ionatron's common stock.

Dividends

We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future. Instead, we intend to retain any earnings to support our operations and the growth of our business.

Equity Compensation Plan Information

See Item 12.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained herein in Item
8. "Financial Statements and Supplementary Data," and the information contained herein in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

Following is a summary of Ionatron's selected financial data for the period June 3 to December 31, 2002 and for the years ended and as of December 31, 2003, 2004 and 2005. The financial data for 2004 includes the effect of the acquisition of substantially all the assets and some of the liabilities of North Star Research Corporation on September 30, 2004 by our subsidiary North Star Power Engineering, Inc. ("North Star"). The financial results include the results of operations of North Star from October 1, 2004 to December 31, 2004 and for the year ended December 31, 2005.

Consolidated Statements of Operations Data:


                                     For the Period
                                       June 3 to              Years Ended December 31,
                                      December 31,  ------------------------------------------
                                         2002           2003           2004           2005
                                     ------------   ------------   ------------   ------------
Revenue                              $       --     $    383,273   $ 10,930,522   $ 18,875,928
Cost of revenue                              --          356,822     10,094,379     17,757,305

Operating expenses:
     General and administrative           429,352      1,681,174      2,565,778      3,613,151
     Selling and marketing                 53,524        239,847        544,564        525,067
     Research and development             264,799      1,151,350        808,242      1,266,382
     Other expense (income) - net            --          196,189        168,987       (699,788)
                                     ------------   ------------   ------------   ------------
          Loss before provision for
           income taxes                  (747,675)    (3,242,109)    (3,251,428)    (3,586,189)

Provision for income taxes                   --             --            9,577         38,414
                                     ------------   ------------   ------------   ------------
    Net loss                             (747,675)    (3,242,109)    (3,261,005)    (3,624,603)
Preferred stock dividend                     --             --             --         (210,726)
                                     ------------   ------------   ------------   ------------
Net Loss attributable to common
shareholders                         $   (747,675)  $ (3,242,109)  $ (3,261,005)  $ (3,835,329)
                                     ============   ============   ============   ============
Basic and diluted net loss per
common share                         $      (0.02)  $      (0.07)  $      (0.05)  $      (0.05)
                                     ------------   ------------   ------------   ------------
Weighted average number of common
shares outstanding                     48,452,249     48,452,249     65,264,393     71,334,830
                                     ============   ============   ============   ============

Consolidated Balance Sheet Data:
                                                      As of December 31,
                                      --------------------------------------------------------
                                         2002           2003           2004           2005
                                     ------------   ------------   ------------   ------------
Cash, cash equivalents and
securities available for sale        $     97,206   $    103,392   $  3,495,779   $ 12,371,248
Total assets                            1,360,627      1,526,120     12,537,891     23,652,831
Total debt and capital lease            1,175,000      4,300,000      2,805,917         99,907
obligations
Total liabilities                       2,088,302      4,995,904      5,321,274      2,420,929

Total stockholders' equity
  (deficit)                              (727,675)    (3,469,784)     7,216,617     21,231,902

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion and analysis should be read in conjunction with Ionatron's consolidated financial statements and the related notes that are included elsewhere herein.

Ionatron was formed to develop and market Directed Energy Weapon technology products. Our goal is to produce products that incorporate our technology for initial sale to U.S. Government customers for specific applications and platforms. Through North Star, Ionatron is involved in the design and manufacture of a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries.

OVERVIEW:

Ionatron was formed on June 3, 2002 to develop and market Directed Energy Weapon technology products for initial sale to the U.S. Government. Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based Directed Energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future. During 2002 and 2003, the Company engaged in research and development and business development activities culminating in our first U.S. Government contract in September of 2003. During 2004, we demonstrated the laser guided man-made lightning Directed Energy technology in the laboratory; demonstrated the technology effects on a variety of targets both under U.S. Government contract; and using internal research and development funding, delivered a compact laser source specifically designed to enable the technology under a U.S. Government contract; and commenced a U.S. Government contract for the development of a system on a mobile platform for field demonstration and testing. In 2005, we continued development of laser sources, advanced high voltage systems, and special-purpose optical systems, expanded target effects testing under U.S. Government contracts, and furthered our understanding of the underlying physics and continued to develop additional intellectual property with internal funding. Additionally in 2005, we developed a counter-IED ("Improved Explosive Device") vehicle for use in Iraq called the Joint IED Neutralizer ("JIN").

On March 18, 2004, a subsidiary of U. S. Home & Garden Inc. "USHG", a non-operating, publicly traded company, merged into Ionatron Technologies, Inc., formerly Ionatron, Inc. (the "Merger"). Following the Merger, USHG shareholders held 33.89% and Ionatron shareholders held 66.11% of the outstanding USHG common stock. The combination has been accounted for as a recapitalization of Ionatron, Inc., from our inception on June 3, 2002, and the issuance of 19,346,090 common shares and approximately 5.5 million options and warrants to the USHG shareholders on the date of merger in exchange for $8.8 million in cash.

In September 2004, we completed the acquisition of substantially all the assets of North Star Research Corporation, a New Mexico corporation engaged in the business of designing and manufacturing a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries.

As consideration for North Star Research's assets, the Company paid $700,000, issued 199,063 shares of our common stock, and assumed liabilities for warranty claims and other accrued expenses. We recognized goodwill of $1,487,884 and intangible assets of $886,000 in the acquisition. The transaction was effected through a newly formed subsidiary, North Star Power Engineering, Inc. ("North Star"), a Delaware corporation, and was funded through cash on hand.

On October 18, 2005 our Board of Directors approved the elimination of the 10% Series A Convertible Preferred Stock. No shares of 10% Preferred Stock were outstanding. Our Board also approved the designation of 950,000 shares of Series A Convertible Preferred Stock. On October 27, 2005 we sold an aggregate of 720,000 shares (the "Offered Shares") of our 6.5% Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") with a stated value of $25 per share for aggregate gross proceeds of $18 million (the "Financing"). The net proceeds received from the Financing, after deducting placement agent fees and expenses and other expenses were approximately $16.6 million. We used a portion of the net proceeds from the Financing to repay the $2.9 million principal amount outstanding and owed to the Company's Chairman of the Board under our revolving credit facility.

OPERATING SEGMENTS:

We are currently engaged in developing and marketing through two distinct segments: (1) Ionatron, Inc., where the focus is on Directed Energy Weapon technology products for sale to the U.S. Government and (2) North Star, where the focus is on the manufacture of custom high voltage equipment for sale to Ionatron and in a more broad-based market.

CRITICAL ACCOUNTING POLICIES:

   USE OF ESTIMATES:

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States "GAAP", which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We have identified the following significant accounting policies that require a higher degree of judgment and complexity. See Note 1 to the Consolidated Financial Statements to our Financial Statements, which is incorporated herein by reference for information with respect to other significant accounting policies.

   REVENUE RECOGNITION:

Revenue has been derived from ongoing contract work for systems development, effects testing and the design and development of a demonstration system for a government customer as well as the development of our JIN technology. It is expected that continued work on effects testing, design and development of specific Ionatron LIPC systems, advanced design and proof of principle on an existing contract, compact laser source development, high voltage source development, optics development and the manufacture of a transportable demonstrator, and additional activities with the JIN technology will contribute to revenue going forward in 2006. This work is expected to be generally performed under cost-plus contracts with U.S. Government customers.

Revenue under long-term U.S. Government contracts is recorded under the percentage of completion method. Revenue, billable monthly, under cost plus fixed fee contracts is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, subcontractor costs and overhead. Revisions in earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the period in which the facts become known.

The asset caption "accounts receivable" includes costs and estimated earnings in excess of billings on uncompleted contracts, which represents revenue recognized in excess of amounts billed. Such revenue is billable under the terms of the contracts at the end of the year, yet was not invoiced until the following year and is generally expected to be collected within 60 days. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

Revenue for other products and services is recognized when such products and services are delivered or performed and, in connection with certain sales to government agencies, when the products and services are accepted, which is normally negotiated as part of the initial contract. Revenue from commercial, non-governmental, customers is based on fixed price contracts where the sale is recognized upon acceptance of the product or performance of the service and when payment is assured.

   COST OF REVENUE:

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

   INTANGIBLE ASSETS:

We account for goodwill and other indefinite life intangible assets based on the method of accounting prescribed by the provisions of SFAS 142, "Goodwill and Other Intangible Assets," and we have determined that Ionatron, Inc. and North Star are separate reporting units. We believe that the North Star Research trade name is an indefinite life intangible asset.

Goodwill and other indefinite life intangible assets will be tested annually for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

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

The impairment evaluation for other indefinite life intangible assets is performed by a comparison of the asset's carrying value to the asset's fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic, or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to our future cash flows. In addition, each reporting period, we evaluate the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and be accounted for in the same manner as intangible assets subject to amortization.

RESULTS OF OPERATIONS:

Our consolidated financial information for the years ending December 31, 2005, 2004 and 2003 is as follows:

                                          2005           2004          2003
                                     -------------------------------------------
Revenue                              $ 18,875,928   $ 10,930,522   $    383,273

Cost of revenue                        17,757,305     10,094,379        356,822
Operating expenses:
     General and administrative         3,613,151      2,565,778      1,681,174
     Selling and marketing                525,067        544,564        239,847
     Research and development           1,266,382        808,242      1,151,350
Other (expense) income:
     Interest expense                    (227,106)      (215,593)      (196,189)
     Interest income                      111,760         46,122             --
     Other income                         815,134            484             --
                                     -------------------------------------------
       Loss before provision for
       income taxes                    (3,586,189)    (3,251,428)    (3,242,109)
Provision for income taxes                 38,414          9,577             --
                                     -------------------------------------------
       Net loss                      $ (3,624,603)  $ (3,261,005)  $ (3,242,109)
                                     ===========================================

   REVENUE:

The increase in revenue for 2005 over 2004 was due to additional governmental contracts regarding our LIPC technology as well as work on our JIN product and the inclusion of North Star's results for the entire year in 2005, following the acquisition on September 30, 2004. The increase in revenue for 2004 compared to 2003 was attributed to an increase in the number of governmental contracts as well as the maturity of initial government contracts started in 2003. The revenue in 2003 was derived from the initial work on U.S. Government contracts.

   COST OF REVENUE:

The increase in cost of revenue in 2005 is directly related to our increased revenue. Cost of revenue also increased in 2004 when compared to 2003 due to the increase in the number of contracts and completion of 2003 contracts.

   GENERAL AND ADMINISTRATIVE:

The increase in general and administrative expenses during 2005 was primarily due to the increase in the number of employees and office and manufacturing space. Increases during 2005 compared to 2004 were experienced in recruiting (70%), payroll costs (12%), rent (47%), utilities (70%), insurance (48%), office expense (74%) and professional fees (14%), which were offset by a 41% increase in allocated indirect costs. The increase in general and administrative in 2004 was primarily related to professional fees in connection with the Merger in March 2004, acquisition of North Star, compliance with Sarbanes-Oxley ("SOX")
Section 404 requirements and the additional costs of being a publicly traded company as well as a 38% increase in depreciation and a 126% increase in recruiting costs. Rent expense increased 16% due to the three months of rent expense related to the North Star acquisition.

We are mandated to comply with the SOX Section 404 requirements for a review of the control over our financial reporting environment. This review was initiated in 2004 and continued in 2005. The expense related to SOX compliance was approximately $557,000 and $660,000 for 2004 and 2005, respectively.

   SELLING AND MARKETING:

Selling and marketing expenses remained stable in 2005, decreasing by approximately $19,000, as we maintained the same level of business development activity as that in 2004. The increase in selling and marketing expenses of approximately $305,000 during 2004 primarily resulted from an increase in business development activity as we broadened our efforts to inform potential customers of our LIPC technology in pursuit of Government contracts. Business development activities included briefing of Government officials, submission of bids and proposals, and participation in trade shows and industry conferences.

   RESEARCH AND DEVELOPMENT:

In 2005 research and development increased approximately $458,000 which is reflective of management's desire to develop our LIPC technology at a rate faster than the current rate supported by our customers. The decrease in research and development expenses during 2004 as compared to 2003 was primarily due to the shifts from internally funded proof of concept and research and development to production and research and development under contracts.

   INTEREST EXPENSE:

The interest expense on our credit line payable with our Chairman increased approximately $12,000 and $19,000 from 2004 to 2005 and 2003 to 2004, respectively primarily as a result of an increase of the prime interest rate from 4.0% in July 2003 to 7.0% in November 2005, when the note was paid off. See "Liquidity and Capital Resources" for further information concerning the restructuring of the credit line agreement.

   INTEREST INCOME:

The interest income in 2004 was a result of the investment of the cash acquired in the merger with USHG into a short-term investment fund. Interest income in 2005 reflects the interest income from the merger cash as well as the cash received from the issuance of our Series A Preferred Stock which was invested in a number of interest generating securities and a money market fund.

   OTHER INCOME:

Other income in 2005 primarily reflects $800,000 received from the sale of $1.6 million principal amount note from Easy Gardner which we received in the Merger with USHG and we recorded the book value of the note at zero at the time of the acquisition due to uncertainty as to its collectibility.

   NORTH STAR OPERATIONS:

Our consolidated financial information contains the results of North Star for the period September 30, 2004 to December 31, 2004 and for 2005. Contributing to the increase in revenue, North Star's revenue, net of intersegment transactions, increased from approximately $360,000 for the last three months of 2004, to approximately $1,140,000 for the whole year in 2005. Cost of revenue for North Star, net of intersegment activity, increased from approximately $282,000 for the last three months of 2004, to approximately $1,552,000 for the whole year in 2005. Net of intersegment transactions, North Star had a net loss for 2005 of approximately $233,000, and approximately $33,000 for the last three months of 2004. Management is attentive to North Star's financial performance and intends to review the effectiveness of its cost and revenue position and has instituted management changes at the subsidiary in an effort to improve North Star's financial results.

   NET LOSS:

Net loss for the year ended December 31, 2005 increased approximately $364,000 to approximately $3,625,000 compared to 2004. The increase in our net loss is attributable to a limited amount of work performed under contracts in the first and second quarter, a 41% increase in general and administrative expenses primarily due to our 62% increase in staff and associated staffing costs, and the increases in rent, insurance and utilities. Research and development expense increased by 57% from 2004, as we focused more of our resources into further development of our core technology. Increased expenses were offset by the $66,000 increase in interest income, and the $800,000 gain on sale of the note receivable.

The net loss of approximately $3,261,000 for 2004 represented a slight increase from the 2003 net loss of approximately $3,242,000. For 2004, general and administrative expenses increased 53% compared to 2003 primarily due to additional professional fees resulting from the Merger with USHG, the acquisition of North Star, and compliance costs related to the SOX Section 404. Selling and marketing expenses increased 127% compared to 2003, resulting from an increase in business development activity as we broadened our efforts to inform potential customers of our technology in pursuit of Government contracts. Offsetting the impact of these increases, 2004 research and development expenses decreased by 30% from 2003 as expected due to the shift from internal research and development to development under contracts. Net of intersegment transactions, North Star had a net loss for 2005 of approximately $233,000, and approximately $33,000 for the last three months of 2004.

QUARTERLY OPERATING RESULTS (UNAUDITED):

Quarterly operating results for 2005, 2004 and 2003 were as follows:

                                     1st           2nd           3rd           4th
                                ------------------------------------------------------
2005
Revenue                          $ 2,570,271   $ 3,956,522   $ 6,219,161   $ 6,129,974
Cost of revenue                    2,404,486     3,775,826     5,560,579     6,016,414
Total expenses                     1,803,806     1,882,099     1,009,440         9,467
                                 -----------   -----------   -----------   -----------
Loss before provisions for
income taxes                      (1,638,021)   (1,701,403)     (350,858)      104,093

Provision for income taxes             9,577         9,293        10,477         9,067
                                 -----------   -----------   -----------   -----------
Net loss                         $(1,647,598)  $(1,710,696)  $  (361,335)  $    95,026
Preferred stock dividend                --            --            --        (210,726)
                                 -----------   -----------   -----------   -----------
Net loss attributable to common
stockholders                     $(1,647,598)  $(1,710,696)  $  (361,335)  $  (115,700)
                                 ===========   ===========   ===========   ===========
Basic and diluted net loss per
common share                           (0.02)        (0.02)        (0.01)        (0.00)

2004
Revenue                          $   272,442   $ 1,833,572   $ 2,628,982   $ 6,195,526
Cost of revenue                      255,000     1,726,753     2,441,243     5,671,383
Total expenses                       933,336     1,461,522     1,083,765       609,418
                                 -----------   -----------   -----------   -----------
Loss before provisions for
income taxes                        (915,894)   (1,354,703)     (896,026)      (85,275)
Provision for income taxes              --            --            --           9,577
                                 -----------   -----------   -----------   -----------
Net loss available to common
  stockholders                   $  (915,894)  $(1,354,703)     (896,026)      (94,852)
                                 ===========   ===========   ===========   ===========
Basic and diluted net loss per
common share                           (0.02)        (0.02)        (0.01)       (0.001)

2003
Revenue                          $      --     $      --     $   148,586   $   234,687
Cost of revenue                         --            --         137,874       218,948
Total expenses                       992,861     1,051,565       826,360       397,774
                                 -----------   -----------   -----------   -----------
Net loss attributable to common
stockholders                     $  (992,861)  $(1,051,565)  $  (815,648)  $  (382,035)
                                 ===========   ===========   ===========   ===========
Basic and diluted net loss per
common share                           (0.02)        (0.02)        (0.02)        (0.01)

LIQUIDITY AND CAPITAL RESOURCES:

Our cash position decreased during 2005 by approximately $2.1 million primarily as a result of approximately $4.6 million used in operating activities and approximately $12.1 million used in investing activities, offset by approximately $14.6 million provided by financing activities. At December 31, 2005, we had approximately $371,000 of cash and cash equivalents, and $12 million of securities available-for-sale.

During 2005, we used approximately $4.6 million in cash in operating activities primarily consisting of our net loss of approximately $3.6 million, an increase in accounts receivable of $870,000, an increase in inventory of $1,007,000 and a decrease in accounts payable of $641,000, offset by depreciation and amortization of $966,000 and an increase in accrued expenses of $350,000

Investing activities in 2005 used $12.1 million of cash, of which $12.0 million was from the investment of proceeds from the issuance of our Series A Preferred Stock. Cash provided by financing activities was $14.6 million, consisting of $16.6 million in net proceeds from the issuance of our Series A Preferred Stock and $831,000 of proceeds received from the exercise of stock options and warrants, offset by the $2.9 million repayment of the note payable to our Chairman.

The Company's cash position increased during 2004 by $2.4 million primarily as a result of the merger with USHG that provided $8.8 million of cash. At December 31, 2004, the Company had approximately $3.5 million of cash, cash equivalents and securities available-for-sale.

During 2004, we used $5.6 million in operating activities, consisting primarily of our net loss of $3.3 million and increases in accounts receivable of $4.1 million and prepaid expenses of $357,000, partially offset by an increase in accounts payable of $1.3 million and depreciation and amortization of $887,000.

In 2004, we used $2.6 million in investing activities, consisting of purchases of $1.1 million of equipment and a net use of $573,000 in connection with the acquisition of North Star.

During 2004, financing activities provided $10.5 million of cash, consisting of $8.8 million of cash acquired in the Merger with USHG, $1.2 million from option exercises and $500,000 of net proceeds from the issuance of a note to our Chairman.

We anticipate that short-term and long-term funding needs will be provided from the cash flow from working on government contracts. We believe that we have sufficient working capital to fulfill existing contracts and expected contracts in 2006 and into 2007. The transportable demonstrator contract and at least two of the other Ionatron contracts, that presently represent a major portion of our current activity, are on a cost plus fixed fee basis. This means all work performed is done at our government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly. Other contracts are at fixed prices which have commercial type gross margins associated with them.

BACK-LOG OF ORDERS

At December 31, 2005, we had a backlog (that is, work load remaining on signed contracts) of approximately $8.6 million to be completed within the next twelve months. On January 25, 2006 we signed an approximately $2.8 million contract with the U.S. Navy for the further development of LIPC.

CONTRACTUAL OBLIGATIONS:


                                                    Payment by Period
                             ----------------------------------------------------------
                                                                                More
                                          Less than   1 to 3      3 to 5        than 5
                                Total       1 Year     Years       Years        Years
                             ----------------------------------------------------------
Capital leases               $  109,416  $   43,560  $   65,621  $      235  $       --
Insurance premium financing     216,043     216,043          --          --          --
Operating leases              3,916,033     746,194   1,346,712   1,111,564     711,563
                             ----------------------------------------------------------

   Total                     $4,241,492  $1,005,797  $1,412,333  $1,111,799  $  711,563
                             ==========================================================

Interest expense on insurance premium financing was not included in the above table but is expected to total approximately $4,700 next year. Also not included in the above table are the dividends that are approximately $796,000 in less than 1 year, and approximately $1.171 million each year thereafter, assuming no conversion to common stock.

PREFERRED STOCK DIVIDEND:

The Series A Preferred Stock has a liquidation preference of $25.00 per Share. The Series A Preferred Stock bears dividends at the rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly when declared. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing.

CAPITAL LEASES:

We rent office equipment under capital lease agreements with approximately $1,474 in monthly payments. We also rent two vehicles for use in our operations under capital lease agreements with approximately $2,155 in monthly payments.

OPERATING LEASES:

We generally operate in leased premises under operating leases that have options permitting renewals for additional periods. In addition to minimum fixed rentals, the leases typically contain scheduled escalation clauses resulting in a deferred rent accrual at December 31, 2005 of $82,623. We account for the escalation provision by straight-line inclusion in the rent expense. Total rent expense on premises amounted to $733,000 for 2005, $411,000 for 2004, and $355,000 for 2003. We also have operating leases on vehicles at our Tucson and Albuquerque facilities which expire in 2006.

RECENT ACCOUNTING PRONOUNCEMENTS:

SFAS 123(R) became effective for Ionatron on January 1, 2006, at which time we adopted the Standard using the modified prospective method. SFAS 123(R) requires all public companies to record compensation cost for stock options and other share based payments provided to employees in return for employee service. The cost is measured at the fair value of the options or shares when granted, and this cost is expensed over the employee service period. We are unable to accurately predict the amount of compensation expense for stock options and share based payments that will be granted after the effective date.

Compensation cost is also recognized for all stock options and share based payments that were granted prior to the effective date for which the requisite service has not yet been rendered. Compensation cost related to stock options and share based payments granted prior to the effective date will be $1,310,821 in 2006, $1,031,398 in 2007 and $835,190 in 2008.

Pro-forma compensation costs and the pro-forma effect on net income and earnings per share for all stock options and share based payments for which the requisite service was rendered prior to the effective date will continue to be disclosed in the notes to financial statements.

We will continue to use the Black Scholes Option Pricing Model to estimate the fair value of stock options granted to employees and others for services.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

In November 2005, the FASB issued FASB Staff Position 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"). This guidance will be applicable for Ionatron in the first quarter of 2006 and provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We do not believe the adoption of FSP 115-1 and 124-1 will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

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

During 2005, we were exposed to market risk for the impact of interest rate changes, as the interest rate of our borrowings under our revolving credit agreement with our Chairman was subject to changes based on changes in the prime interest rate. For 2005, a 1% increase in interest rates would have increased our net loss by $26,292. However, this line of credit was paid in full in November 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Company's financial statements, the related notes and the Independent Registered Public Accountant's Report thereon, are included in Ionatron's 2005 Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES:

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

   o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the company's assets;

   o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of the management and directors of the company; and

   o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO").

A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with management's assessment of our internal controls over financial reporting described above, management identified internal control deficiencies, none of which individually were considered material; however, when considered in the aggregate, represented a material weakness in internal control over the financial reporting. The control deficiencies generally resulted from turnover of key personnel in various positions of accounting and financial reporting resulting in an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the company's financial reporting requirements. These deficiencies were manifested in (i) the period-end closing process as the preparation of the Form 10-K including financial statements and related disclosures was not completed in accordance with management's established timeline, thus not allowing for an effective iterative review process to occur, and (ii) a number of adjustments to the financial statements for the year ended December 31, 2005. None of the adjustments were material individually or in the aggregate.

Management has concluded that, as a result of this material weakness, we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management has addressed the deficiencies noted above and as of March 15, 2006 the accounting and financial reporting positions which had been vacated have been filled with experienced personnel who will review and monitor transactions, accounting processes and control activities.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report, which is included in this item below.

March 10, 2006
Thomas Dearmin
President, Chief Executive Officer and Chief Financial Officer

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There has been no change in Ionatron's internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonable to materially affect, Ionatron's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Ionatron, Inc.
Tucson, Arizona

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Ionatron, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because the effect of the material weakness identified in management's assessment based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. Management identified internal control deficiencies, none of which individually were considered material; however, when considered in the aggregate, represented a material weakness in internal control over the financial reporting. The control deficiencies generally resulted from turnover of key personnel in various positions of accounting and financial reporting resulting in an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. These deficiencies were manifested in (i) the period-end closing process as the preparation of the Form 10-K including financial statements and related disclosures was not completed in accordance with management's established timeline, thus not allowing for an effective iterative review process to occur, and (ii) a number of adjustments to the financial statements for the year ended December 31, 2005. None of the adjustments were material individually or in the aggregate. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 10, 2006 on those financial statements.

In our opinion, management's assessment that Ionatron, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Ionatron, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

We do not express an opinion or any other form of assurance on management's statements referring to Ionatron, Inc.'s actions to address any deficiencies.

/s/ BDO Seidman, LLP

Phoenix, Arizona

March 10, 2006

ITEM 9B. OTHER INFORMATION:

On March 11, 2006, Thomas Steffens resigned as Executive Vice President and Director. Mr. Steffens did not resign due to any matter relating to a disagreement with us regarding our operations, policies or procedures.

On March 14, 2006, the Compensation Committee of the Board of Directors ratified the payment of an approximately $41,000 cash bonus, which was paid to Bernard Walik, our Executive Vice President-Operations, in August and September 2005.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The following is information with respect to our executive officers and directors:

             Name                Age             Principal Position
-------------------------------  ---  ------------------------------------------
Robert Howard                    82   Director, Chairman of the Board
Thomas C. Dearmin                48   Director, Chief Executive Officer,
                                      President and Chief Financial Officer
Joseph C. Hayden                 47   Executive Vice President - Programs
Stephen W. McCahon               46   Executive Vice President - Engineering
Bernie Walik                     53   Executive Vice President - Operations
Stephen A. McCommon              56   Vice President Finance and Chief
                                      Accounting Officer
George P. Farley                 67   Director
James K. Harlan                  54   Director
David C. Hurley                  65   Director
James A. McDivitt                76   Director

Robert Howard: Robert Howard has been the Chairman of the Board of Directors of Ionatron since its inception in 2002. From 1969 to April 1980, he, as Founder, served as President and Chairman of the Board of Centronics Data Computer Corp. ("Centronics"), a manufacturer of a variety of computer printers, including the first impact dot matrix printer, of which he was the inventor. He resigned from Centronics' Board of Directors in 1983. Commencing in mid-1982, Mr. Howard, doing business as RH Research, developed the Color Ink Jet technology upon which iCAD, Inc. ("iCAD") was initially based. He contributed this technology, without compensation, to iCAD. Since its establishment in 1984, Mr. Howard has been the founder and Chairman of the Board of Directors of iCAD, a company now involved, among other things, in the manufacture and sale of computer aided devices ("CAD") used for early detection of Breast Cancer. Starting in December of 1993, Mr. Howard was Chairman of the Board of Presstek, Inc. ("Presstek"), a public company, which has developed proprietary digital imaging and consumables technologies for the printing and graphic arts industries from June 1988 to September 1998 and then served as Chairman Emeritus of the Board of Presstek from September 1998 to December 2000. In 2001 Mr. Howard financed this venture, and together with Mr. Dearmin, Mr. Hayden and Mr. McCahon started the development work that in 2002 became Ionatron, Inc.

Thomas C. Dearmin: Thomas C. Dearmin has been our President, Chief Executive Officer and Chief Financial Officer as well as a Director of Ionatron since its inception in 2002. From 1999 to 2002, Mr. Dearmin also was the President and Chief Executive Officer of Lasertel Inc., a company Mr. Dearmin started and had operational in 9 months, manufacturing high power semiconductor lasers. From 1992 to 1998, Mr. Dearmin was one of the co-founders and Vice President of Opto Power Corporation, one of the first high power semiconductor laser manufacturers to commercialize high power laser diodes. Opto Power also designed and built semiconductor laser prototypes for US Military applications. Opto Power became the largest supplier of high power fiber coupled laser diodes in the world, which created new applications in the defense, medical, industrial and graphic arts areas. Opto Power Corporation became a wholly owned division of Spectra Physics Lasers which went public in 1998. Prior to 1992, Mr. Dearmin was part of the original high power semiconductor group at Ensign Bickford Aerospace and was head of Business Development for that group. Mr. Dearmin worked on new novel military applications of lasers and laser systems, as well as the first successful diode laser for on press digital imaging in graphic arts. Prior to 1986, Mr. Dearmin worked in various capacities in the Gallium Arsenide semiconductor area, which involved metal organic chemical vapor deposition and molecular beam epitaxy processes of various structures for digital electronic devices, as well as photonic devices, such as night vision photocathodes for military operations and high power lasers. Mr. Dearmin holds patents in the area of semiconductor laser fabrication as well as high power laser diode applications.

Joseph C. Hayden: Joseph C. Hayden has been the Executive Vice President - Programs for Ionatron since December 2004. Prior to that, Mr. Hayden was the Executive Vice President of Business Operations from 2003 to 2004. Mr. Hayden has over 25 years experience in managing large engineering projects and high technology research and development. Mr. Hayden is responsible for Contract Bid and Proposals, administration of existing contracts, and Program Management for Ionatron. Prior to the founding of Ionatron, Mr. Hayden worked at Raytheon, Inc. ("Raytheon") and also at two other start-up companies. A graduate of the U.S. Naval Academy, Mr. Hayden was a U.S. Navy Surface Warfare Officer and Nuclear Engineer before leaving the service to work in industry.

Stephen W. McCahon: Stephen W. McCahon has been the Executive Vice President - Engineering for Ionatron since 2003. Dr. McCahon has an extensive background in optical physics, solid-state physics, ultra-short pulse lasers and non-linear optics, and a broad background in Electrical Engineering (BSEE, MSEE, PH.D. EE/Physics). Dr. McCahon has more than 40 scientific publications and holds 10 issued patents with 3 pending. Dr. McCahon's most recent position, from 1986 to 2003, had been Chief Engineer of Raytheon's Directed Energy Weapon Product Line. Previously, he had been a Member of the Research Staff at Hughes Research Laboratories in Malibu, CA (Currently known as HRL Laboratories).

Bernie Walik: Bernie Walik has been Executive Vice President of Operations since March 2005 and was, Vice President Operations from May 2004 until March 2005. Mr. Walik has over 25 years of laser/optics experience in both established and start-up companies. Prior to joining Ionatron, from March 2000 through May 2004, Mr. Walik was COO of Lasertel Inc., a manufacturer of high-power multi mode diode lasers. He was also Vice President of Manufacturing at Opto Power Corporation. During his tenure, Opto Power became the industry's first high-volume low cost production facility for high power diode lasers. Mr. Walik has held senior management positions on operations and manufacturing with industry leading companies in the design and manufacture of lasers for industrial, defense, medical and commercial global markets.

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

George P. Farley: George P. Farley, a certified public accountant, has been a member of our Board of Directors and Audit Committee Chairman since March 2004. Mr. Farley has been providing financial consulting services for the past five years. Mr. Farley serves as a Director and a member of the Audit Committee of iCad, Inc. He has also served as a Director and member of the Audit Committee of Preserver Insurance Company, Inc. and Acorn Holdings Corp and as a Director for Olympia Leather Company, Inc. From November 1997 to August 1999, Mr. Farley was a Chief Financial Officer of Talk.com, Inc., which provides telecommunication services. Mr. Farley was also a director of Talk.com, Inc. Mr. Farley joined BDO Seidman, LLP in 1962 and was a partner at BDO Seidman, LLP from 1972 to 1995 with extensive experience in accounting, auditing and SEC matters.

James K. Harlan: James K. Harlan has been a member of our Board of Directors since March 2004. Mr. Harlan is Executive Vice President and Chief Financial Officer of HNG Storage, LP, a natural gas storage development and operations business that he helped found in 1992. From 1991 to 1997, Mr. Harlan served as Group Development Manager for the Pacific Resources Group which was engaged with various manufacturing and distribution businesses and joint ventures in Asia, Australia, and North America. He also served as operations research and planning analyst for the White House Office of Energy Policy and Planning from 1977 to 1978, the Department of Energy from 1978 to 1981, and U.S. Synthetic Fuels Corporation from 1981 to 1984. He has a PhD in Public Policy with an operations research dissertation from Harvard University and a BS in Chemical Engineering from Washington University in St. Louis. Mr. Harlan is a member of the Board of Directors of iCAD where he Chairs the Audit Committee.

David C. Hurley: David C. Hurley has been a member of our Board of Directors since March 2004 and Lead Independent Director and Chairman of our Compensation Committee and our Nominating and Corporate Governance Committee since March 2006. Mr. Hurley was appointed Vice Chairman of PrivatAir of Geneva, Switzerland on February 1, 2003, relinquishing the role of Chief Executive Officer, a position he held following the acquisition of Flight Services Group ("FSG") by PrivatAir in 2000. PrivatAir has major business aviation operations in over fifteen bases in the U.S. and aircraft service operations at Le Bourget, Paris, France; Dusseldorf, Munich and Hamburg Germany; and Geneva, Switzerland. Mr. Hurley founded FSG in 1984. FSG is one of the world's largest providers of corporate aircraft management, executive charter and aircraft sales and acquisitions in the U.S. Mr. Hurley has over 30 years experience in marketing and sales in the aerospace and telecommunications industries. Before founding FSG, he served as the Senior Vice President of Domestic and International Sales for Canadair Challenger. He also served as Regional Manager of the Cessna Aircraft Company and as Director of Marketing, Government and Military Products Division, for the Harris Intertype Corporation. Mr. Hurley serves on the Boards of the Smithsonian Institution' s National Air and Space Museum, Washington, D.C.; BE Aerospace, Inc., a public company, Wellington, FL; Hexcel Corp., a public company listed on the New York Stock Exchange, Stamford, CT; Genesee & Wyoming, Inc., a public company listed on the New York Stock Exchange, Greenwich, CT; The Corporate Angel Network, White Plains, N.Y., the Wings Club, New York City, and Aerosat, Inc., Manchester, NH. He is an alumnus of Hartwick College and served three years in the Special Services Branch of the US Army, receiving an honorable discharge.

James A. McDivitt: James A. McDivitt has served as a member of our Board of Directors since February 2006. Mr. McDivitt currently serves as a director of Silicon Graphics Inc., a publicly traded company. From 1981 until his retirement in 1995, Mr. McDivitt was employed at Rockwell International Corporation, most recently as its Senior Vice President, Government Operations and International. Mr. McDivitt joined Pullman Inc. in 1975 as its Executive Vice President and, in October 1975 he became President of its Pullman Standard Division, The Railcar Division, and later had additional responsibility for the leasing, engineering and construction areas of the company. From 1972 through 1975, he was Executive Vice President Corporate Affairs for Consumers Power Company. Mr. McDivitt joined the United States Air Force in 1951 and retired with the rank of Brigadier General in 1972. During his service with the U.S. Air Force, Mr. McDivitt was selected as an astronaut in 1962 and was Command Pilot for Gemini IV and Commander of Apollo 9 and Apollo Spacecraft Program Manager from 1969 to 1972, including Apollo 12 through 16 missions. Mr. McDivitt holds a B.S. degree in Aeronautical Engineering from the University of Michigan.

DIRECTOR INDEPENDENCE

The Board has determined that Messrs. Farley, Harlan, Hurley and McDivitt meet the director independence requirements of the Marketplace Rules of the Association of Securities Dealers, Inc. applicable to NASDAQ listed companies. The Board of Directors has designated David Hurley as our Lead Independent Director.

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

COMPENSATION COMMITTEE: The Compensation Committee of the Board of Directors is comprised of Messrs. Hurley and Harlan. The Committee is responsible for establishing and maintaining executive compensation practices designed to enhance Company profitability and enhance long-term shareholder value

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE: The Nominating and Corporate Governance Committee is comprised of Messrs. Harlan and McDivitt. The Committee is responsible for establishing and maintaining corporate governance practices designed to aid the long-term success of Ionatron and effectively enhance and protect shareholder value.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Ionatron, Inc., and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the Securities and Exchange Commission and the NASDAQ National Market. Officers and directors of Ionatron, Inc., and greater than ten-percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, or written representations from certain reporting persons that no Form 5 filings were required, we believe that during the 2005 fiscal year all section 16(a) filing requirements were met.

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

Upon request made to us in writing at the following address, our Code of Ethics and Business Conduct will be provided without charge:

      Ionatron, Inc.
      Attn: Human Resources
      3590 E Columbia St.
      Tucson, AZ 85714

ITEM 11. EXECUTIVE COMPENSATION:

                           SUMMARY COMPENSATION TABLE

The following table discloses for the periods presented the compensation for the person who served as our Chief Executive Officer and its four most highly compensated other executive officers (not including the Chief Executive Officer) whose total individual compensation exceeded $100,000 for our fiscal year ended December 31, 2005 (the "Named Executives").

                                                               Long-Term
                                                               Compensation
                                                            --------------------
                                  Annual Compensation             Awards
                              ----------------------------  --------------------
                                                Other
Name and Principal     Year   Salary   Bonus    Annual          Securities
Position                                      Compensation  Underlying Options
----------------------------------------------------------  --------------------
Thomas Dearmin         2005  $200,000    -         -                 -
Chief Executive
Officer,               2004   200,000    -         -                 -
President and Chief    2003   200,000    -         -                 -
Financial Officer

Robert Howard (1)      2005   148,000    -         -                 -

Chairman of the Board  2004    69,000    -         -                 -
                       2003      -       -         -                 -

Joseph Hayden          2005   186,000    -         -                 -
Executive Vice
President -Programs    2004   175,000    -         -                 -
                       2003   175,000    -         -                 -

Stephen William
McCahon                2005   184,000    -         -                 -
Executive Vice
President -
Engineering            2004   175,000    -         -                 -
                       2003   175,000    -         -                 -

Bernie Walik           2005   198,000 41,000       -              200,000
Executive Vice
President
-Operations(2)         2004   143,000    -         -              100,000

None of the Named Executives received any long-term compensation awards during 2003, 2004 or 2005 except as noted in the table above.

------------------
(1) Mr. Howard is compensated at the rate of $150,000 per year. Mr. Howard did not begin receiving any compensation until the third quarter of 2004.
(2) Mr. Walik joined the Company in May 2004.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table discloses the options granted to each of the Named Executives in 2005.

-------------------------------------------------------------------------------------------- -------------------------
                                                                                               Potential Realizable
                                                                                             Value at Assumed Annual
                                                                                               Rates of Stock Price
                                                                                                 Appreciation For
                                     Individual Grants                                             Options Term
------------------------------------ ------------- -------------- ------------- ------------ -------------------------
                                                    Percent of
                                      Number of        Total
                                      Securities      Options
                                      Underlying    Granted to     Exercise of
                                       Options     Employees in    Base Price    Expiration
               Name                  Granted (#)       2005          ($/Sh)         Date
------------------------------------ ------------- -------------- ------------- ------------ ------------ ------------
                                                                                               5% ($)       10% ($)
------------------------------------ ------------- -------------- ------------- ------------ ------------ ------------
                (a)                      (b)           ( c )          (d)           (e)          (f)          (g)
------------------------------------ ------------- -------------- ------------- ------------ ------------ ------------
Thomas Dearmin                            -                   -        -            -
------------------------------------ ------------- -------------- ------------- ------------ ------------ ------------
Robert Howard                             -                   -        -            -
------------------------------------ ------------- -------------- ------------- ------------ ------------ ------------
Joseph Hayden                             -                   -        -            -
------------------------------------ ------------- -------------- ------------- ------------ ------------ ------------
Stephen William McCahon                   -                   -        -            -
------------------------------------ ------------- -------------- ------------- ------------ ------------ ------------
Bernie Walik                           200,000               19%     $7.16       01/28/10     $395,635     $874,250
------------------------------------ ------------- -------------- ------------- ------------ ------------ ------------

                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The following table discloses the options that were exercised by the Named Executives in 2005 and the value of the remaining unexercised options at December 31, 2005.


----------------------------------- --------------- --------------- --------------------- -------------------------
                                                                         Number of
                                                                         Securities
                                                                         Underlying
                                                                    Unexercised Options     Value of Unexercised
                                                                             at           In-The-Money Options at
                                        Shares                      Fiscal Year-End (#)      Fiscal Year-End ($)
                                     Acquired on        Value          Exercisable /           Exercisable /
              Name                   Exercise (#)    Realized ($)      Unexercisable           Unexercisable
               (a)                        (b)             (c)                (d)                       (e)
----------------------------------- --------------- --------------- --------------------- -------------------------
Thomas Dearmin                                   -               -                     -                         -
----------------------------------- --------------- --------------- --------------------- -------------------------
Robert Howard                                    -               -                     -                         -
----------------------------------- --------------- --------------- --------------------- -------------------------
Joseph Hayden                                    -               -                     -                         -
----------------------------------- --------------- --------------- --------------------- -------------------------
Stephen William McCahon                          -               -                     -                         -
----------------------------------- --------------- --------------- --------------------- -------------------------
Bernie Walik                                41,666        $285,187    35,001 /133,333       $198,507 / $520,331
----------------------------------- --------------- --------------- --------------------- -------------------------

DIRECTOR COMPENSATION:

None of our directors received any cash compensation for serving in such capacity during 2005. During 2005, we granted stock options to purchase 50,000 shares of common stock at an exercise price of $8.40, the closing price of the common stock on the date of the grant, to each of our independent directors, except for George Farley, the Chairman of our Audit Committee, who received stock options to purchase 75,000 shares of common stock at an exercise price of $8.40.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 14, 2006:

      o     each of the our directors and executive officers;

      o     all directors and executive officers of our's as a group; and

      o each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock.

Unless otherwise indicated, the address of each beneficial owner is care of Ionatron, 3590 East Columbia Street, Tucson, Arizona 85714. Unless otherwise indicated, the Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 14, 2006 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 72,339,453 shares outstanding on March 14, 2006.

                                                                     Percentage
                                                                     of Shares
                                                Number of Shares    Beneficially
      Name and Address of Beneficial Owner     Beneficially Owned    Owned (1)
--------------------------------------------   ------------------   ------------
Robert Howard                                     22,097,262(3)         30.5%
Thomas Dearmin                                     9,056,151            12.5
Joseph C. Hayden                                   6,111,868             8.4
Stephen McCahon                                    6,094,168             8.4
Bernie Walik                                         248,334(2)           *
Stephen A. McCommon                                   53,000(2)           *
George Farley                                        187,500(2)           *
James Harlan                                         150,000(2)           *
David Hurley                                         150,000(2)           *
James A. McDivitt                                    150,000(2)
All directors and executive officers as
  a group (10 persons)                            46,798,283            63.9%
         * Less than 1%

(1) Computed based upon the total number of shares of Common Stock and shares of Common Stock underlying options held by that person exercisable within 60 days of March 14, 2006.

(2)   Includes options exercisable within 60 days of March 14, 2006.

(3) Does not include shares of common stock owned by a family partnership, of which Mr. Howard's wife is a partner and has an economic interest in 500,000 of the shares held by the partnership. Mr. Howard and his wife do not have any voting or dispositive power over the shares held by the partnership,

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS:

The following table details information regarding our existing equity compensation plans as of December 31, 2005.

                      Equity Compensation Plan Information


------------------------------- ------------------ -------------- ---------------------
                                                                       Number of
                                                                       securities
                                                                  remaining available
                                                                  for future issuance
                                    Number of        Weighted-        under equity
                                securities to be      average     compensation plans
                                   issued upon       exercise          (excluding
                                   exercise of       price of          securities
                                   outstanding      outstanding   reflected in column
Plan category                        options          options             (a))
------------------------------- ------------------ -------------- ---------------------
                                       (a)              (b)              ( c )
------------------------------- ------------------ -------------- ---------------------
Equity compensation plans
approved by security holders        2,857,365      $      4.67           2,955,600
------------------------------- ------------------ -------------- ---------------------
Equity compensation plans not
approved by security holders          624,250      $      2.44               -
------------------------------- ------------------ -------------- ---------------------
Total                               3,481,615      $      4.30           2,955,600
------------------------------- ------------------ -------------- ---------------------

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

We have adopted a 2004 Stock Incentive Plan ("2004 Plan"), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 3,000,000 shares of common stock have been reserved for distribution pursuant to the 2004 Plan. On June 28, 2005, the stockholders approved an amendment to the 2004 Plan to (i) increase the number of shares of the Company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of common stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares. As of December 31, 2005 and 2004, approximately 1,074,000 and 651,000 shares, respectively, of common stock issuable upon exercise of options have been granted under the 2004 Plan.

We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Our Chairman, a significant stockholder, has provided funds from the inception of the Company under a revolving credit arrangement. The maximum amount borrowed was $5.3 million. After pay down of $500,000 and contribution of $2 million of the revolving credit into equity in the first quarter of 2004, the remainder of $2.8 million was incorporated into a new $3 million revolving credit arrangement with the same terms as the original revolving credit agreement. The note payable to stockholder bears interest at a variable annual rate equal to the prime rate plus two percent (2%), is due upon demand subject to Board approval, and was collateralized by the assets of our subsidiary, Ionatron Technologies, Inc. In September 2005, we borrowed an additional $100,000 under a line of credit from our Chairman. The line of credit was paid in full in November 2005. The maximum amount outstanding under the revolving credit arrangements during 2005 was $2.9 million. Interest under the line of credit was approximately $213,000 for the year ended December 31, 2005.

We lease office, manufacturing and storage space at our Tucson facility at an annual rental of $330,000 under a non-cancelable operating lease agreement from a company that is partially owned by Messrs. Howard, Dearmin, Hayden, McCahon and Walik. The lease expires in November 2012, contains renewal options and an escalation provision in 2007 that increases our annual rent by $49,500. We account for the escalation provision by straight-lining the rent expense. We are also responsible for certain property related costs, including insurance, utilities and property taxes.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to the Company by BDO Seidman, LLP for professional services rendered for the years ended December 31, 2004 and 2005:

                          2004      2005
                        --------  --------
Audit Fees              $554,000  $611,000
Audit-Related Fees        95,000     9,000
Tax Fees                  14,000     9,000

On March 18, 2004, U.S. Home & Garden ("USHG") merged into Ionatron, Inc. Prior to the Merger, BDO Seidman, LLP was the auditor for both USHG and Ionatron. The fees billed to USHG were zero for 2004. Fees for audit services include fees associated with the annual audit of the Company and its subsidiaries, the review of the Company's quarterly reports on Form 10-Q and the internal control evaluation under Section 404 of the Sarbanes-Oxley Act of 2002. Audit-related fees principally include the audit of the historical financial statements of North Star in 2004 and review of private placement for 2005. Tax fees include tax compliance, tax advice and tax planning related to federal and state tax matters.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

The following documents are filed or incorporated by reference as part of this report:

1. Consolidated Financial Statements from Ionatron's 2005 Financial Statements which are incorporated herein by reference:

      a.    Management's Report on Internal Control Over Financial Reporting.

      b. Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

      c. Report of Independent Registered Public Accountant Firm on Financial Statements.

      d. Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

      e.    Consolidated Balance Sheets as of December 31, 2005 and 2004.

      f. Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003.

      g. Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

      h.    Notes to the Consolidated Financial Statements.

2. Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

                                  Ionatron, Inc
                 Schedule II - Valuation and Qualifying Accounts
                 For the years ended December 31, 2005 and 2004

                         Allowance for Doubtful Accounts
                                                               2004      2005
                                                             --------  ---------
Balance at beginning of year                                 $ 17,423  $   --
  Provision                                                    17,423    38,847
  Write offs                                                     --     (13,150)
  Other                                                          --      (4,283)
                                                             --------  --------
Balance at end of year                                       $ 17,423  $ 38,837
                                                             ========  ========

                      Aggregate Product Warranty Liability:

                                                               2004      2005
                                                             --------  ---------
Balance at beginning of year                                $    --    $ 40,000
  September 30, 2004 acquisition                             40,000        --
  Payments made under warranties                                 --     (16,500)
  Change for accruals related to product warranties              --          --
  Change for accruals related to preexisting
    warranties                                                   --     (23,500)
                                                             --------  --------

Balance at end of year                                       $ 40,000  $   --
                                                             ========  ========

                           Reserve For Loss on Projects
                                                               2004      2005
                                                             --------  ---------
Balance at beginning of year                                 $   --    $   --
  Provision                                                      --      29,469
  Write offs                                                     --     (29,469)
  Other                                                          --        --
                                                             --------  --------
Balance at end of year                                       $   --    $   --
                                                             ========  ========

There were no valuation or qualifying account balances or activity for 2003.

3. Exhibits:

   EXHIBIT                              DESCRIPTION
   NUMBER
   -----------------------------------------------------------------------------
   2.1 Amended and Restated Plan and Agreement of Merger entered into as of March 17, 2004, by and among U.S. Home & Garden, Inc. ("USHG"), Ionatron Acquisition Corp., a wholly-owned subsidiary of USHG, Robert Kassel (for purposes of Sections 5.9, 6.2(d), 6.2(j), 9.4 and 10.10 only), Fred Heiden (for purposes of Section
             9.4 only), and Ionatron, Inc. and Robert Howard, Stephen W. McCahon, Thomas C. Dearmin and Joseph C. Hayden (incorporated by reference to the comparable exhibit filed with the Registrant's Form 8-K filed with the SEC on March 24, 2004).

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

   3.3 Certificate of Elimination of the 10% Series A Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant's Form 8-K filed with the SEC on October 28, 2005).

   EXHIBIT                              DESCRIPTION
   NUMBER

   3.4 Certificate of Designation of the 6.5% Series A Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant's 8-K filed with the SEC on October 28, 2005).

   3.5 By-laws of the Registrant (incorporated by reference to Exhibit 3(b) of the Registrant's Registration Statement on Form S-1 (Registration No. 33-45428)).

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

   4.3 Form of Registration Rights Agreement by and among the Registrant and each of the Purchasers named on the schedule thereto (incorporated by reference to the comparable exhibit filed with the Registrant's Form 8-K filed with the SEC on October 28, 2005).

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

   10.6 2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A filed with the SEC on May 25, 2005).

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

   10.9 Form of 2004 Stock Incentive Plan Non-Qualifying Stock Option Agreement for Directors (incorporated by reference to the comparable exhibit filed with the Registrant's Form 10-Q for the quarterly period ended June 30, 2005).

   21        Subsidiaries

   23        Consent of BDO Seidman, LLP

   EXHIBIT                              DESCRIPTION
   NUMBER

   31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

   32.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March 2006.

                                             IONATRON, INC.

                                      By  /s/ Thomas C. Dearmin
                                          --------------------------------
                                          Thomas C. Dearmin
                                          Chief Executive Officer, President and
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of March, 2006 by the following persons on behalf of the registrant and in the capacity indicated.

Name                                      Title

/s/ Robert Howard                         Chairman, Director and Secretary
-----------------
Robert Howard

/s/ Thomas C. Dearmin                     Chief Executive Officer, Director,
---------------------                     President and Chief Financial Officer
Thomas C. Dearmin

/s/ Joseph Hayden                         Executive Vice President Programs
-----------------
Joseph Hayden

/s/ Stephen W. McCahon                    Executive Vice President Engineering
----------------------
Stephen W. McCahon

/s/ Stephen A. McCommon                   Vice President Finance and Chief
-----------------------                   Accounting Officer
Stephen A. McCommon

/s/ George P. Farley                      Director
--------------------
George P. Farley

/s/ James K. Harlan                       Director
-------------------
James K. Harlan

/s/ David C. Hurley                       Director
-------------------
David C. Hurley

                                 IONATRON, INC.
                              FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2005
                                      INDEX

                                                                        Page No.

Report of Independent Registered Public Accounting Firm on Financial
  Statements and Schedule.................................................F - 2

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Statements of Operations................................F - 3
     Consolidated Balance Sheets..........................................F - 4
     Consolidated Statements of Stockholders' Equity (Deficit)............F - 5
     Consolidated Statements of Cash Flows................................F - 6
     Notes to the Consolidated Financial Statements.......................F - 8

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ionatron, Inc.
Tucson, Arizona

We have audited the accompanying consolidated balance sheets of Ionatron, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ionatron, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ionatron, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of Ionatron, Inc.'s internal control over financial reporting and an adverse opinion on the effectiveness of Ionatron, Inc.'s internal control over financial reporting because of a material weakness.

/s/ BDO Seidman LLP

Phoenix, Arizona

March 10, 2006

                                 IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            FOR THE YEAR ENDED DECEMBER 31,
                                         2005           2004            2003
                                     -------------------------------------------
  Revenue                            $ 18,875,928   $ 10,930,522   $    383,273

  Cost of revenue                      17,757,305     10,094,379        356,822
                                     -------------------------------------------

  Gross profit                          1,118,623        836,143         26,451

  Operating expenses:

    General and administrative          3,613,151      2,565,778      1,681,174
    Selling and marketing                 525,067        544,564        239,847
    Research and development            1,266,382        808,242      1,151,350
                                     -------------------------------------------
  Total operating expenses              5,404,600      3,918,584      3,072,371
                                     -------------------------------------------

  Operating loss                       (4,285,977)    (3,082,441)    (3,045,920)

  Other income (expense)

    Interest expense                     (227,106)      (215,593)      (196,189)
    Interest income                       111,760         46,122           --
    Other income (expense)                815,134            484           --
                                     -------------------------------------------
     Total other income (expense)        699,788       (168,987)      (196,189)
                                     -------------------------------------------

Loss before provision for income
  taxes                                (3,586,189)    (3,251,428)    (3,242,109)
  Provision for income taxes               38,414          9,577           --
                                     -------------------------------------------

Net loss                               (3,624,603)    (3,261,005)    (3,242,109)

  Preferred stock dividends              (210,726)          --             --
                                     -------------------------------------------

  Net loss attributable to common
   stockholders                      $ (3,835,329)  $ (3,261,005)  $ (3,242,109)
                                     ===========================================

  Net loss per common share - basic
   and diluted                       $      (0.05)         (0.05)         (0.07)
                                     -------------------------------------------

  Weighted average number of common
   shares outstanding, basic and
   diluted                             71,334,830     65,264,393     48,452,249
                                     ===========================================

          See accompanying notes to consolidated financial statements.

                                 IONATRON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
ASSETS                                                 2005           2004
                                                   -----------------------------
Current assets
   Cash and cash equivalents                       $    371,248    $  2,495,779
   Accounts receivable - net                          5,367,691       4,497,350
   Inventory                                          1,348,700         341,334
   Securities available-for-sale                     12,000,000       1,000,000
   Prepaid expenses                                     536,927         404,619
   Other receivables                                     20,085          30,403
                                                   -----------------------------

  Total current assets                               19,644,651       8,769,485
  Property and equipment - net                        1,732,796       1,416,072
  Goodwill                                            1,487,884       1,487,884
  Intangible assets - net                               787,500         864,450
                                                   -----------------------------

  TOTAL ASSETS                                     $ 23,652,831    $ 12,537,891
                                                   =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Note payable to stockholder                    $       --      $  2,800,000
    Accounts payable                                    997,589       1,639,018
    Accrued expenses                                    500,656         279,204
    Accrued compensation                                391,912         309,818
    Insurance premium financing                         216,043         199,171
    Billings in excess of costs                          84,208          25,695
    Current portion of capital lease
      obligations                                        37,617           2,435
                                                   -----------------------------
 Total current liabilities                            2,228,025       5,255,341

Capital lease obligations                                62,290           3,482
Deferred tax liabilities                                 47,991           9,577
Deferred rent                                            82,623          52,874
                                                   -----------------------------

  Total liabilities                                   2,420,929       5,321,274
                                                   -----------------------------

  Commitments and contingencies                            --              --

  Stockholders' equity
    Series A Convertible Preferred stock,
      $.001 par value, 950,000 shares
      authorized and 720,000 shares issued
      and outstanding at December 31, 2005                  720            --

    Common stock, $.001 par value,
      100,000,000 shares authorized;
      71,996,111 shares issued and
      outstanding at December 31, 2005;
      70,846,204 shares issued and
      outstanding at December 31, 2004                   71,996          70,846
      Additional paid-in capital                     28,044,794      10,406,776
      Accumulated deficit                            (6,885,608)     (3,261,005)
                                                   -----------------------------
  Total stockholders' equity                         21,231,902       7,216,617
                                                   -----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 23,652,831    $ 12,537,891
                                                   =============================

             See accompanying notes to consolidated financial statements.

                                 IONATRON, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          Preferred Stock                    Common Stock
                                         ------------------------------------------------------
                                             Shares        Amount          Shares      Amount
                                         ------------------------------------------------------
Balance as of December 31, 2002                  --            --      48,452,249  $     48,452
Issuance of warrants for cash                    --            --            --            --

Net loss for the year                            --            --            --            --
                                         ------------------------------------------------------
Balance as of December 31, 2003                  --            --      48,452,249        48,452

Transfer of deficit on termination of
Subchapter S election                            --            --            --            --
Contribution of note payable to
stockholders' equity                             --            --            --            --
Issuance of common stock in the Merger           --            --      19,346,090        19,346
Issuance of common stock in North Star
acquisition                                      --            --         199,063           199
Exercise of stock options and warrants           --            --       2,848,802         2,849
Options issued for services performed            --            --            --            --

Net loss for the year                            --            --            --            --
                                         ------------------------------------------------------
Balance as of December 31, 2004                  --            --      70,846,204        70,846

Exercise of stock options and warrants           --            --       1,139,907         1,140

Options issued for services performed            --            --            --            --
Sale of Series A Preferred Stock net of
offering costs                                720,000           720          --            --

Shares issued for services performed             --            --          10,000            10

Net loss for the year                            --            --            --            --
                                         ------------------------------------------------------
Balance as of December 31, 2005               720,000  $        720    71,996,111  $     71,996
                                         ======================================================


                                           Additional                       Total
                                            Paid-in      Accumulated    Stockholders'
                                            Capital         Deficit   Equity (Deficit)
                                         ---------------------------------------------
Balance as of December 31, 2002          $    (28,452)  $   (747,675)  $   (727,675)
Issuance of warrants for cash                 500,000           --          500,000

Net loss for the year                            --       (3,242,109)    (3,242,109)
                                         ---------------------------------------------
Balance as of December 31, 2003               471,548     (3,989,784)    (3,469,784)

Transfer of deficit on termination of
Subchapter S election                      (3,989,784)     3,989,784           --
Contribution of note payable to
stockholders' equity                        2,000,000           --        2,000,000
Issuance of common stock in the Merger      8,797,227           --        8,816,573
Issuance of common stock in North Star
acquisition                                 1,699,801           --        1,700,000
Exercise of stock options and warrants      1,221,629           --        1,224,478
Options issued for services performed         206,355           --          206,355

Net loss for the year                            --       (3,261,005)    (3,261,005)
                                         ---------------------------------------------
Balance as of December 31, 2004            10,406,776     (3,261,005)     7,216,617

Exercise of stock options and warrants        829,860           --          831,000

Options issued for services performed         154,495           --          154,495
Sale of Series A Preferred Stock net of
offering costs                             16,578,473           --       16,579,193

Shares issued for services performed           75,190           --           75,200

Net loss for the year                            --       (3,624,603)    (3,624,603)
                                         ---------------------------------------------
Balance as of December 31, 2005          $ 28,044,794   $ (6,885,608)  $ 21,231,902
                                         =============================================


           See accompanying notes to the consolidated financial statements.

IONATRON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            FOR THE YEARS ENDED DECEMBER 31
                                                             2005          2004          2003
                                                       ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $ (3,624,603)  $ (3,261,005)  $ (3,242,109)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
          Depreciation and amortization                     965,918        887,154        645,002
          Loss on equipment disposal                         48,726            470           --
          Deferred income tax provision                      38,414          9,577           --
          Stock and option compensation                     185,828        206,355           --
               Changes in working capital components:
                    Accounts receivable                    (870,341)    (4,148,541)      (104,454)
                    Other receivables                        10,318        (30,403)        (7,482)
                     Inventory                           (1,007,366)      (320,334)       (21,000)
                    Prepaid expenses                        (88,441)      (356,714)       (46,105)
                    Accounts payable                       (641,429)     1,277,429       (537,626)
                    Billings in excess of costs              58,513         25,695           --
                    Accrued expenses                        350,167        141,414        320,228
                                                        -----------------------------------------
       Net cash used in operating activities             (4,574,296)    (5,568,903)    (2,993,546)
                                                        -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                    Purchase of equipment                (1,139,571)    (1,115,672)      (625,268)
                    Proceeds from sale of
                    municipal bonds
                    available-for-sale                    1,000,000      6,000,000           --
                    Purchases of
                    available-for-sale                         --
                    marketable securities               (12,000,000)    (7,000,000)          --
                    Proceeds from disposal
                    of equipment                               --            3,208           --
                    Receivables from
                    stockholder                                --          107,482           --
                    Acquisition of business,
                    net of cash acquired                       --         (573,234)          --
                                                        -----------------------------------------
       Net cash used in investing activities            (12,139,571)    (2,578,216)      (625,268)
                                                        -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                    Proceeds from note
                    payable to stockholder                  100,000      1,000,000      3,125,000
                    Proceeds from issuance
                    of Series A
                    Convertible
                    Preferred Stock                      18,000,000           --             --
                    Fees paid for financing
                    transactions                         (1,420,807)          --             --
                    Repayment on note
                    payable to stockholder               (2,900,000)      (500,000)          --
                    Principal payments on
                    capital lease obligations               (20,574)        (1,545)          --
                    Cash acquired from the
                    Merger                                     --        8,816,573           --
                    Proceeds from issuance
                    of warrants                                --             --          500,000
                    Exercise of stock
                    options and warrants                    831,000      1,224,478           --
                                                        -----------------------------------------
Net cash provided by financing activities                14,589,619     10,539,506      3,625,000
                                                        -----------------------------------------

Net increase (decrease) in cash and cash equivalents     (2,124,531)     2,392,387          6,186

Cash and cash equivalents, beginning of period            2,495,779        103,392         97,206
                                                        -----------------------------------------

Cash and cash equivalents, end of period               $    371,248   $  2,495,779   $    103,392
                                                        =========================================

See non-cash investing and financing activities at Note 14

          See accompanying notes to consolidated financial statements.

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION OF BUSINESS AND BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Ionatron, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. ("North Star") (collectively, "Company," "Ionatron," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation.

NATURE OF BUSINESS AND SUMMARY OF OPERATIONS:

Ionatron was formed on June 3, 2002 to develop and market Directed Energy Weapon technology products for initial sale to the U.S. Government. Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based directed energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future. During 2002 and 2003, the Company engaged in research and development and business development activities culminating in our first U.S. Government contract in September of 2003. During 2004, we demonstrated the laser guided man-made lightning directed energy technology in the laboratory; demonstrated the technology effects on a variety of targets both under U.S. Government contract and using internal research and development funding; delivered a compact laser source specifically designed to enable the technology under a U.S. Government contract; and commenced a U.S. Government contract for the development of a system on a mobile platform for field demonstration and testing. In 2005, we continued development of laser sources, advanced high voltage systems, and special-purpose optical systems, expanded target effects testing under U.S. Government contracts, and furthered our understanding of the underlying physics and continued to capture critical intellectual property with internal funding. Additionally in 2005, we developed a counter-IED ("Improved Explosive Device") vehicle for use in Iraq called the Joint IED Neutralizer ("JIN").

Through North Star, we are involved in the design and manufacture of a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries. North Star power supplies are utilized in Ionatron products.

MERGER AND RECAPITALIZATION:

On March 18, 2004, a subsidiary of U. S. Home & Garden, Inc. ("USHG"), a non-operating, publicly traded company merged into Ionatron, Inc. (the "Merger"). Following the Merger, USHG stockholders held 33.89 % and Ionatron stockholders held 66.11% of USHG common stock on a fully diluted basis. The combination has been accounted for as a recapitalization of Ionatron, Inc., effective from our inception on June 3, 2002, and the issuance of 19,346,090 common shares and approximately 5.5 million options and warrants to the USHG stockholders on the date of merger in exchange for $8.8 million in cash. We also acquired in the Merger a $1.6 million principal amount subordinated promissory note from a highly leveraged entity. This note matures in 2009 and accrues interest on a compound basis at the rate of 9% per annum until maturity. At the time of the Merger, we recorded a 100% valuation allowance for this note due to the uncertainty of collectibility. During 2005, we received $800,000 from the sale of this note which is included in "other income" on the accompanying Consolidated Statements of Operations.

The consolidated financial statements reflect the historical results of Ionatron, Inc., prior to March 18, 2004, and the consolidated results of operations of the Company since March 18, 2004. As a result of the Merger, all pre-merger outstanding shares of Ionatron common stock were converted to 48,452,249 shares of USHG common stock.

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include the purchase price allocation with respect to the North Star acquisition, and estimates as they relate to contract accounting and revenue recognition.

REVENUE RECOGNITION:

Revenue under long-term U.S. Government contracts is recorded under the percentage of completion method. Revenue, billable monthly, under cost plus fixed fee contracts is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, subcontractor costs and manufacturing and administrative overhead allowable under the contract. As contracts can extend over one or more accounting periods, revisions in earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Gross revenue is presented as we do not generally provide an allowance for returns from our customers.

The asset caption "accounts receivable" includes costs and estimated earnings in excess of billings on uncompleted contracts, which represents revenue recognized in excess of amounts billed. Such revenue is billable under the terms of contracts at the end of the year, yet was not invoiced until the following year and is generally expected to be collected within 60 days. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

Revenue for other products and services is recognized when such products and services are delivered or performed and, in connection with certain sales to government agencies, when the products and services are accepted, which is normally negotiated as part of the initial contract. Revenue from commercial, non-governmental, customers is based on fixed price contracts where the sale is recognized upon acceptance of the product or performance of the service and when payment is assured.

COST OF REVENUE:

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

NET LOSS PER COMMON SHARE:

Basic loss per common share is computed as net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the effect of common shares issuable through exercise of stock options and warrants and common shares issuable upon the conversion of convertible instruments. The dilutive effect of options, warrants and our Series A Convertible Preferred Stock, which were not included in the total of diluted shares because the effect was antidilutive, was 2,255,263 and 2,735,877 for the years ended December 31, 2005 and 2004, respectively. Prior to the Merger on March 18, 2004, we did not have any stock option plans.

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of 3-months or less and municipal bonds with a variable interest rate that is adjusted to the current market rate of interest every seven days and are readily convertible into cash.

ACCOUNTS RECEIVABLE:

Our accounts receivable balance includes contract receivables related to completed and in-progress contracts, retentions, and costs and estimated earnings on uncompleted contracts.

INVENTORIES:

Inventories, consisting of materials, assemblies and sub-assemblies, are stated at average cost. Manufactured products (work-in-process) include the costs of materials, labor and manufacturing overhead. Our inventories consist of the following at December 31, 2005 and 2004:

                                 December 31,
                           ----------------------
                               2005       2004
                           ----------------------
Materials                  $  815,788  $  341,334
Work-in-process               532,912        --
                           ----------------------
Total                      $1,348,700  $  341,334
                           ======================

Rapid technological change and new product introductions and enhancements could result in excess or obsolete inventory. To minimize this risk, the Company evaluates inventory levels and expected usage on a period basis and will record adjustments as required.

INVESTMENTS:

Our investments are classified as available-for-sale and are reported at fair value, with unrealized gains or losses, net of tax recorded in stockholders' equity. Fair value for these securities is based on quoted market prices. The cost of investments sold is based on the specific identification method. Realized gains or losses on the sale or exchange of investments and declines in value judged to be other than temporary are recorded as gains or losses in the statement of operations. We consider numerous factors when assessing impairment on investments; however, in general, investments are judged to be impaired if the fair value is less than cost continuously for nine months, absent compelling evidence to the contrary. Unrealized gains and losses are determined at each balance sheet date and are recorded in other comprehensive income, if applicable.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets from 3- to 10-years. Leasehold improvements are depreciated over the life of the related lease or asset, whichever is shorter. Amortization of assets acquired under capital leases is included in depreciation and amortization expense.

Significant improvements extending the useful life of property are capitalized. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

COMPUTER SOFTWARE DEVELOPMENT COSTS:

Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and are capitalized, including external direct costs of material and services and payroll costs for employees devoting time to the software projects, where applicable. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Amortization is provided on a straight-line basis over the shorter of 3 years or the estimated useful life of the software. Amortization expense relative to capitalized computer software development costs was $102,948, $49,117 and $15,233 for 2005, 2004 and 2003, respectively.

VALUATION OF LONG-LIVED ASSETS INCLUDING INTANGIBLES SUBJECT TO AMORTIZATION:

We review long-lived assets, including certain identifiable intangibles, for possible impairment whenever events or changes in circumstances, such as the rapid pace of technology, indicate that the carrying amount of a long-lived asset may not be recoverable. We assess the recoverability of such long-lived assets by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. Factors we consider important that could trigger an impairment review include the following:

      o Significant underperformance relative to historical or projected future operating results,

      o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

      o     Significant negative industry or economic trends; and

GOODWILL AND OTHER INDEFINITE LIFE INTANGIBLE ASSETS:

We account for goodwill and other indefinite life intangible assets based on the method of accounting prescribed by the provisions of SFAS 142, "Goodwill and Other Intangible Assets," and we have determined that Ionatron and North Star represent two separate reporting units. Goodwill is allocated to our reporting units based on the reporting units that will benefit from the acquired assets and liabilities. We believe that the North Star Research trade name is an indefinite life intangible asset.

Goodwill and other indefinite life intangible assets are tested annually for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and other indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue and the timing of expenses. We develop future cash flows based on projected revenue with the assumption that expenses will grow at rates consistent with historical rates. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

The impairment evaluation for other indefinite life intangible assets is performed by a comparison of the asset's carrying value to the asset's fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic, or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In addition, each reporting period, we evaluate intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

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

Prior to January 1, 2004, we elected to be taxed as a Subchapter S-corporation with the individual shareholders reporting their respective share of our losses on their income tax return. Accordingly, we have no deferred tax assets or liabilities arising prior to January 1, 2004.

We have provided a valuation allowance for the deferred tax assets related to Ionatron's operations. We have also provided a valuation allowance for the deferred tax assets related to the $27.1 million operating and $0.5 million capital loss carryovers of USHG. The USHG operating losses are available for deduction from our taxable income at a rate of approximately $2.8 million per year. The tax benefits related to deduction of the USHG losses will be added to paid-in capital, if realized.

STOCK-BASED COMPENSATION:

The Company has a number of stock-based employee compensation plans. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for our stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation, an interpretation of APB Opinion 25." Under the intrinsic value based method, compensation cost is the excess of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Accordingly, no compensation cost has been recognized for employee stock option grants that do not have an intrinsic value at the time of grant. Awards under the plans vest over periods ranging from immediate vesting to five years, depending upon the type of award. Non-employee stock-based transactions are accounted for under SFAS No.123.

Pro-forma compensation and non-employee compensation are based on the fair value of the options granted which has been estimated at the various dates of the grants using the Black-Scholes option-pricing model with the following assumptions:

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

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

The chart below illustrates the assumptions used for the risk-free interest rate and expected volatility:

                                     Risk Free Interest
                                             Rates          Expected Volatility
                                     --------------------   --------------------
                                       From       To          From      To
                                      -----      ----        -----     ----
For the year ended December 31, 2005   3.18%     4.32%          61%      75%
For the year ended December 31, 2004   2.91%     3.06%          75%      80%

Pro-forma compensation only applies to 2004 and 2005 as no stock options and warrants existed prior to the Merger. The following table presents pro forma net loss information as if compensation expense had been recognized for stock options as determined under the fair-value-based method prescribed by SFAS 123 using the Black-Scholes options pricing model and amortized over the vesting periods of the related options:

                                             For the year ended December 31,
                                        ----------------------------------------
                                            2005          2004         2003
                                        -----------   -----------   ------------
Net loss attributable to common
   stockholders:

  As reported                           $(3,835,329)  $(3,261,005)  $(3,242,109)

  Pro forma stock compensation
   expense                               (4,036,178)   (1,020,523)           --
                                        -----------   -----------   -----------

  Pro forma                             $(7,871,507)  $(4,281,528)  $(3,242,109)
                                        ===========   ===========   ===========

Net loss per share - basic and diluted:
  As reported                           $     (0.05)  $     (0.05)  $     (0.07)
                                        ===========   ===========   ===========

  Pro forma                             $     (0.11)  $     (0.07)  $     (0.07)
                                        ===========   ===========   ===========

Compensation expense recorded for shares and options delivered to non-employees for the years ended December 31, 2005 and 2004 was approximately $186,000 and $206,000, respectively which was charged to operating expenses with an offsetting entry to additional paid-in capital. No compensation expense was recorded for options to purchase shares or shares delivered for the year ended December 31, 2003.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount of accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

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

BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

Billings in excess of costs and estimated earnings on uncompleted contracts consists of amounts for which contract billings have been presented but the goods and services required under the contracts have not yet been provided and the associated revenue has not been recognized.

RESEARCH AND DEVELOPMENT EXPENSES:

We expense our research and development costs as incurred.

COMPREHENSIVE INCOME:

We have no items of comprehensive income or expense in any of the periods presented. Accordingly, our comprehensive income (loss) and net income (loss) are equal for all periods presented.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

SFAS 123(R) became effective for Ionatron on January 1, 2006, at which time we adopted the Standard using the modified prospective method. SFAS 123(R) requires all public companies to record compensation cost for stock options and other share based payments provided to employees in return for employee service. The cost is measured at the fair value of the options or shares when granted, and this cost is expensed over the employee service period. We are unable to accurately predict the amount of compensation expense for stock options and share based payments that will be granted after the effective date.

Compensation cost is also recognized for all stock options and share based payments that were granted prior to the effective date for which the requisite service has not yet been rendered. Compensation cost related to stock options and share based payments granted prior to the effective date will be $ 1,310,821 in 2006, $ 1,031,398 in 2007 and $835,190 in 2008.

Pro-forma compensation costs and the pro-forma effect on net income and earnings per share for all stock options and share based payments for which the requisite service was rendered prior to the effective date will continue to be disclosed in the notes to financial statements.

We will continue to use the Black Scholes Option Pricing Model to estimate the fair value of stock options granted to employees and others for services.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

In November 2005, the FASB issued FASB Staff Position 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"). This guidance will be applicable for Ionatron in the first quarter of 2006 and provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We do not believe the adoption of FSP 115-1 and 124-1 will have a material impact on our financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE:

Our accounts receivable balance as of December 31, 2005 and 2004 includes contract receivables related to completed and in progress contracts, retentions, and costs and estimated earnings on uncompleted contracts. Costs and estimated earnings on uncompleted contracts represent amounts that are billable under the terms of contracts at the end of the year, were invoiced in the following year and are generally expected to be collected within 60 days.

Accounts receivable consist of the following as of December 31, 2005 and 2004:

                                                     December 31,   December 31,
                                                         2005           2004
                                                    ----------------------------
Completed contracts                                 $          --  $      17,432
Contracts in progress                                   3,375,104      2,264,509
Retained                                                  100,000        100,000
Cost and estimated earnings on
  uncompleted contracts                                 1,931,434      2,132,841
                                                    ----------------------------
                                                        5,406,538      4,514,782
Less: Allowance for doubtful accounts                      38,847         17,432
                                                    ----------------------------

              Total                                 $   5,367,691  $   4,497,350
                                                    ============================

Contract receivables at December 31, 2005 are expected to be collected within one year. There are no claims or unapproved change orders included in contract receivables at December 31, 2005 and 2004. The allowance for doubtful accounts at December 31, 2005 represents an estimate for potentially uncollectible accounts receivable related to non-governmental customers which is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable.

Costs and Estimated Earnings on Uncompleted Contracts
                                                    December 31,   December 31,
                                                        2005          2004
                                                    ----------------------------
Cost incurred on uncompleted contracts               $14,457,299    $10,054,620
Estimated earnings                                     1,122,673        739,332
                                                    ----------------------------

                                                      15,579,972     10,793,952
Less: Billings to date                                13,732,746      8,686,806
                                                    ----------------------------
Total                                                  1,847,226    $ 2,107,146
                                                    ============================

Included in accompanying balance sheet under the following
captions:
Accounts receivable                                    1,931,434    $ 2,132,841
Billings in excess of costs and estimated earnings
on uncompleted contracts                                 (84,208)       (25,695)
                                                    ----------------------------
 Total                                               $ 1,847,226    $ 2,107,146
                                                    ============================

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE:

Available-for-sale securities consist of the following as of December 31, 2005 and 2004:

                                                    December 31,    December 31,
                                                        2005            2004
                                                    ----------------------------
Asset Backed Securities Repriced
Monthly                                             $ 3,000,000             --
Municipal Bonds                                       5,500,000      $ 1,000,000
                                                    ----------------------------

  Total Debt Securities                               8,500,000        1,000,000
                                                    ----------------------------

Preferred stock                                       3,500,000             --
                                                    ----------------------------

  Total Equity Securities                             3,500,000             --
                                                    ----------------------------

Total available-for-sale
securities                                          $12,000,000      $ 1,000,000
                                                    ============================

As of December 31, 2005 and 2004, there were no unrealized gains or losses relative to available-for-sale securities. The above securities are Auction Rate Securities.

NOTE 5 - PROPERTY AND EQUIPMENT:

Property and Equipment consist of the following as of December 31, 2005 and 2004:

                                                 December 31,       December 31,
                                                      2005              2004
                                                 ------------       ------------
Furniture and leasehold
improvements                                      $   487,913       $   201,249

Equipment and software                              2,530,777         2,957,035
                                                  -----------       -----------

      Total                                         3,018,690         3,158,284

Less accumulated depreciation and
amortization                                       (1,285,894)       (1,742,212)
                                                  -----------       -----------

Net property and equipment                        $ 1,732,796       $ 1,416,072
                                                  ===========       ===========

Included in property and equipment are assets under capitalized lease agreements with an aggregate cost of $50,777 and $7,462, and related accumulated amortization of $8,046 and $1,244 as of December 31, 2005 and 2004, respectively. Amortization expense for these assets was $9,082, and $1,244 for the years ended December 31, 2005, and 2004, respectively.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS:

We account for goodwill and indefinite life intangible assets based on the method of accounting prescribed by the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," and we have determined that Ionatron and North Star are separate reporting units. We believe that the North Star trade name is an indefinite life intangible asset.

Ionatron has the ability to continue the business of North Star and intends to do so. The $603,000 value assigned to the trade name was determined by a valuation analysis in connection with the acquisition of North Star. The value is based on a discount of projected future cash flows. North Star is a segment of Ionatron and the trade name is used in the continued promotion of North Star products.

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

While goodwill is not amortized, it is subject to periodic reviews for impairment. Ionatron reviews intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue and the timing of expenses. We develop future cash flows based on projected revenue with the assumption that expenses will grow at rates consistent with historical rates. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

Intangible assets consist of the following as of December 31, 2005 and 2004:

                                           December 31, 2005
                               ------------------------------------------
                               Gross Carrying  Accumulated   Net Carrying
                                   Amount      Amortization     Amount
                               --------------  ------------  ------------
Intangible Assets Subject to
Amortization
   Patent                      $       34,000  $      8,500  $     25,500
   Contractual Backlog                 37,000        37,000          --
   Technological Know-How             212,000        53,000       159,000
                               ------------------------------------------
        Subtotal                      283,000        98,500       184,500

Intangible Assets Not Subject
to Amortization

   Tradename                          603,000          --         603,000
                               ------------------------------------------
Intangible Assets - Net        $      886,000  $     98,500  $    787,500
                               ==========================================

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

                                                 December 31, 2004
                                      ------------------------------------------
                                      Gross Carrying  Accumulated   Net Carrying
                                          Amount      Amortization     Amount
                                      --------------  ------------  ------------
Intangible Assets Subject to
Amortization
   Patent                             $       34,000  $      1,700  $     32,300
   Contractual Backlog                        37,000         9,250        27,750
   Technological Know-How                    212,000        10,600       201,400
                                      ------------------------------------------
        Subtotal                             283,000        21,550       261,450

Intangible Assets not Subject
to Amortization
   Tradename                                 603,000          --         603,000
                                      ------------------------------------------
Intangible Assets - Net               $      886,000  $     21,550  $    864,450
                                      ==========================================

Amortization expense related to purchased intangible assets was $76,950 and $21,550 for the years ended December 31, 2005 and 2004, respectively. The estimated amortizable life for Patents and Technological Know-How is 5 years and the estimated amortizable life for contractual backlog is 1 year.

Estimated Amortization Expense:
-------------------------------
For the year ended December 31, 2006              $      49,200
For the year ended December 31, 2007                     49,200
For the year ended December 31, 2008                     49,200
For the year ended December 31, 2009                     36,900
                                                 ---------------
        Total                                     $     184,500
                                                 ===============

Goodwill of $1,487,884 relates to the acquisition of North Star in 2004. There were no changes relative to goodwill during 2005.

NOTE 7 - ACCRUED EXPENSES:

Accrued expenses consist of the following as of December 31, 2005 and 2004:

                                                        2005            2004
                                                     ---------------------------
Warranty Reserve                                            --            40,000
Accrued Professional Fees                              123,000           216,000
Overdraft                                               87,698              --
Other Accrued                                          289,958            23,204
                                                     ---------------------------
Total Accrued Expenses                                $500,656          $279,204
                                                     ===========================

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 8 - NOTE PAYABLE TO STOCKHOLDER:

The Company's Chairman, a significant stockholder, has provided funds from the inception of the Company under a revolving credit arrangement. The maximum amount borrowed was $5.3 million. After pay down of $500,000 and contribution of $2 million of the revolving credit into equity in the first quarter of 2004, the remainder of $2.8 million was incorporated into a new $3 million revolving credit arrangement with the same terms as the original revolving credit agreement. The note payable to stockholder bears interest at a variable annual rate equal to the prime rate plus two percent (2%), is due upon demand subject to Board approval, and is collateralized by the assets of our subsidiary, Ionatron Technologies, Inc. An additional $100,000 was borrowed under the line of credit in September 2005, and the line of credit was paid in full in November 2005. $2.8 million was outstanding under the revolving credit arrangements at December 31, 2004. Interest paid under the line of credit was approximately $213,000 and $211,000 for the years ended December 31, 2005 and 2004, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY:

    PREFERRED STOCK:

On October 18, 2005 the Company's Board of Directors approved the elimination of the 10% Series A convertible Preferred Stock. No shares of 10% Preferred Stock were outstanding. The Board also authorized the issuance of up to 950,000 of the Company's Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"). On October 27, 2005 the Company sold an aggregate of 720,000 shares of the Series A Redeemable Convertible Preferred Stock with a stated value of $25 per share for aggregate gross proceeds of $18,000,000 (the "Financing"). The net cash proceeds received from the Financing, after deducting placement agent fees and expenses and other expenses were approximately $16.6 million. Separately, we issued 101,667 warrants with a fair value of approximately $563,000 to the underwriters as additional compensation for this transaction. The Company used a portion of the net proceeds from the Financing to repay the then outstanding $2.9 million principal amount note payable to the Company's Chairman of the Board under its revolving credit facility. At December 31, 2005, 720,000 shares of the Series A Preferred Stock were outstanding.

The Series A Preferred Stock has a liquidation preference of $25.00 per Share. The Series A Preferred Stock bears dividends at the rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly when declared. Dividends may be paid in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. If the Company fails to make a dividend payment within five business days following a dividend payment date, the dividend rate shall immediately and automatically increase by 1% from 6.5% of the liquidation preference per offered share of Series A preferred stock to 7.5% of such liquidation preference for as long as such failure continues and immediately return to 6.5% of the liquidation preference per share of Series A preferred stock per annum at such time as such failure no longer continues. As of December 31, 2005, the Company has cumulative dividends of $210,726 which have not been declared.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares (the "Conversion Shares") of common stock equal to the liquidation preference (plus any accrued and unpaid dividends for periods prior to the dividend payment date immediately preceding the date of conversion by the holder) divided by the conversion price (initially $12.00 per share, subject to adjustment in the event of a stock dividend or split, reorganization, recapitalization or similar event.) If the closing sale price of the common stock is greater than 140% of the conversion price on 20 out of 30 trading days, the Company may redeem the Series A Preferred Stock in whole or in part at any time commencing November 1, 2008 and continuing through October 31, 2010, upon at least 30 days' notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the shares to be redeemed, plus accrued and unpaid dividends thereon to, but excluding, the redemption date, subject to certain conditions. In addition, beginning November 1, 2010, the Company may redeem the Series A Preferred Stock in whole or in part, upon at least 30 days' notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the Series A Preferred Stock to be redeemed, plus accrued and unpaid dividends thereon to, but excluding, the redemption date, under certain conditions.

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

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

    STOCK WARRANT AND DEVELOPMENT AGREEMENT:

In October 2003, we entered a Development Agreement with a third party whereby the Company issued a warrant, which expires October 2008, to purchase 1,028,076 common shares at $0. All non-financial terms of development agreements are considered classified information by the U.S. Government, including the identity of the third party. The initial $500,000 payment under the agreement was considered as payment for the warrant and was recorded as additional paid-incapital. 1,028,076 shares of common stock issued in the Merger were held in escrow pending issuance under the warrant. In a subsequent agreement with the third party, we terminated the Development Agreement and the Warrant was converted into 725,000 shares of common stock in November 2004.

    STOCK OPTIONS AND WARRANTS:

At December 31, 2005, 2004 and 2003 there were outstanding options and warrants to purchase approximately 4.0 million, 4.3 million and nil shares, respectively, of common stock. Options and warrants issued by USHG covering approximately 5.5 million shares of common stock, exercisable at exercise prices ranging from $0.25 to $5.00 until 2013, were outstanding at March 18, 2004, the date of the Merger.

Of the total options granted during 2004, options to purchase 300,000 shares with an exercise price of $3.00 were granted to consultants for services provided in connection with the Merger, in which the value of the options and related merger costs were both charged to additional paid-in capital, which netted to zero. Options to purchase 100,000 shares with an exercise price of $5.05 were granted to a non-employee for consultant services, the value of which was charged to expense and recorded as additional paid-in capital. The remainder, some of which vest at date of grant and others which vest over one year to four year periods, were granted to directors and employees and have exercise prices ranging from $2.85 to $8.79. On June 28, 2005, the stockholders approved an amendment to the Company's 2004 Stock Incentive Plan ("2004 Plan") to (i) increase the number of shares of the Company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of Common Stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares. As of December 31, 2005 and 2004, options to purchase 1,741,825 and 651,425 shares, respectively, have been granted under this plan. The weighted average fair value per option for all options granted during 2005 and 2004, as determined on the grant date using the Black-Scholes option valuation model, was $4.91 and $2.93, respectively. Prior to the Merger, USHG maintained a number of Stock Compensation Option Plans which are included in the following tables.

A summary of the activity of options follows:

                                                                    Weighted
                                                  Number of          Average
                                                   Options       Exercise Price
                                               ---------------   ---------------
Outstanding March 18, 2004                           3,908,833   $          0.72

Granted                                              1,758,925              4.30
Exercised                                           (1,955,083)             0.81
Forfeited                                              (64,750)             4.33
                                               ---------------   ---------------

Outstanding December 31, 2004                        3,647,925              2.34

Granted                                              1,090,400              8.14
Exercised                                           (1,081,685)             1.21
Forfeited                                             (175,025)             6.35
                                               ---------------   ---------------

Outstanding December 31, 2005                        3,481,615   $          4.30
                                               ===============   ===============

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

Additional information about outstanding options to purchase the Company's common stock as of December 31, 2005 is as follows:

                        Options Outstanding             Options Exercisable

                -------------------------------------  ----------------------
                              Weighted
                              Average
                             Remaining     Weighted                Weighted
                 Number      Contractual    Average                 Average
  Exercise         of         Life (In     Exercise    Number      Exercise
    Price        Shares        Years)        Price     of Shares     Price
--------------  ---------   -------------  ----------  ----------  ----------
$0.48 - $0.75   1,096,750            3.21      $ 0.63   1,096,750      $ 0.63
$2.85 - $5.77   1,188,384            3.33        3.90     818,764        4.08
$6.00 - $8.79   1,196,481            4.22        8.06     420,838        8.05
                ---------   -------------  ----------  ----------  ----------
Total           3,481,615            3.60       $4.30   2,336,352      $ 3.17
                =========   =============  ==========  ==========  ==========

A summary of the activity of warrants follows:

                                                            Weighted
                                           Number of       Average
                                           Underlying       Exercise
                                             Shares          Price
                                          -------------   -------------
Outstanding March 18, 2004                   1,597,426    $        0.39
Exercised                                     (989,966)            0.25
                                          -------------   -------------

Outstanding December 31, 2004                  607,460             0.63
Issued                                         101,667            12.00
Exercised                                     (119,300)            0.63
                                          -------------   -------------
Outstanding December 31, 2005                  589,827             2.59
                                          =============   =============

Additional information about outstanding warrants to purchase the Company's common stock as of December 31, 2005 is as follows:

                 Warrants Outstanding and Exercisable
                ---------------------------------------
                              Weighted
                              Average
                              Remaining
                              Number of     Weighted
                             Contractual       Avg.
  Exercise                    Life(In       Exercise
    Price         Shares        Years)        Price
--------------  ------------  -----------  ------------

$0.63 - $12.00       589,827         3.49  $       2.59
--------------  ------------  -----------  ------------

NOTE 10 - SIGNIFICANT CUSTOMERS:

The majority of our customers are either the U.S. Government or contractors to the U.S. Government and represent 96%, 99% and 100% of revenue for 2005, 2004 and 2003 respectively.

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 11 - RETIREMENT PLANS:

We established a 401(k) plan for the benefit of our employees. We may make discretionary contributions to the plan. In 2004, the Company contributed $3,600 to the 401(k) plan. In 2005 and 2003, the Company did not contribute to the 401(k) plan.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

    OPERATING LEASES:

We lease office, manufacturing and storage space at our Tucson facility at an annual rental of $330,000 under a non-cancelable operating lease agreement from a company that is partially owned by our Chairman and other principal stockholders. The lease expires in November 2012, contains renewal options and an escalation provision at the end of 2007 that increases our annual rent by $49,500. We account for the escalation provision by straight-lining the rent expense. We are also responsible for certain property related costs, including insurance, utilities and property taxes. Rent expense was approximately $733,000, $411,000 and $355,000 for 2005, 2004 and 2003, respectively.

We lease office, manufacturing and storage space at our Albuquerque facility at an annual rental of approximately $99,000 under a non-cancelable operating lease. The lease expires in August 2007 and contains an escalation provision for the last 12 months of the lease that increases our annual rent by $2,900. The lease also contains an early termination provision effective after July 1, 2006 which is permissible with a 120 day advance notice and a payment of approximately $15,000. We are also responsible for certain property related costs, including insurance and utilities.

We also lease office space in New York City for use by our Chairman with a monthly rental of $925. The lease is month to month and we pay a portion of the rent and office supplies including telephone and photocopy usage.

On April 1, 2005 we took possession of the office, manufacturing and warehouse facilities at the Stennis Space Center in Mississippi for which we had entered into a non-cancelable operating lease in July 2004. Prior to taking possession on April 1, 2005, the facility was being improved by the landlord to make the space ready for lease and these improvements needed to be completed before we could take possession. We did not have access to or control over the facility prior to taking possession and had no financial obligations until the improvements were completed to our satisfaction and the property was turned over to us on April 1, 2005. We are also not subject to any incentives or allowances for leasehold improvements from the landlord. The lease is for a five-year term with the annual rent increasing from $266,000 in the first year to $280,000 in the final year for an aggregate commitment of $1,367,000. We account for the escalation provision by straight-lining the rent expense. The lease may be renewed three times in five-year increments. Through September 2005 we have paid a total of $44,000 in deposits on the facility.

In addition, on September 16, 2005 we took possession of office and manufacturing space at a Tucson facility at an annual rental of $48,682 under a non-cancelable operating lease agreement that expires on September 30, 2006. We are also responsible for certain property related costs, including insurance, utilities and property taxes.

The Company also leases vehicles in both the Tucson and Albuquerque facilities under non-cancelable operating lease agreements to facilitate our material purchasing activities. These lease commitments total approximately $1,062 per month. We are responsible for registration, licensing and insurance costs.

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

Future annual minimum lease payments under these operating lease agreements are as follows:

     Years ending
     December 31,          Amount
----------------------  ------------
        2006            $   746,194
        2007                686,655
        2008                660,057
        2009                661,351
        2010                450,213
     Thereafter             711,563
                        ------------

          Total         $ 3,916,033
                        ============

The above table does not include future annual minimum lease payments for additional space, proximate to our Tucson offices, acquired in January 2006 under an 11-month operating lease, with monthly rent of approximately $9,400.

    CAPITAL LEASES:

We rent office equipment under capital lease agreements with approximately $1,474 in monthly payments. We also rent two vehicles for use in our operations under capital lease agreements with approximately $2,155 in monthly payments.

Future annual minimum lease payments under these leases are:

Years ending December 31,                Amount
-----------------------------------------------
                 2006                 $ 43,560
                 2007                   43,560
                 2008                   22,061
                 2009                      235
                                      ---------
     Total payments                    109,416
     Less interest                      (9,509)
                                      ---------
     Total principal                    99,907
     Less:  Current portion of
       capital lease obligations       (37,617)
                                      ---------
     Long-term capital lease
       obligations                    $ 62,290
                                      =========

   GUARANTEES:

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer's liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2005 and 2004.

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

    LITIGATION:

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not involved in any legal proceedings.

NOTE 13 - INCOME TAXES:

Prior to January 1, 2004, we elected to be taxed as a Subchapter S-corporation with the individual shareholders reporting their respective share of our losses on their income tax return. Accordingly, we have no deferred tax assets or liabilities and no provision for income taxes arising in periods prior to 2004 except as discussed in the following paragraphs to this note. On January 1, 2004, we terminated our sub-chapter S election and converted to a C-corporation.

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

The components of the provision for income taxes for the years ended December 31, 2005 and 2004 are as follows:

                                                             December 31,
                                                    ----------------------------
                                                         2005          2004
                                                    ----------------------------
Current:
     Federal                                        $        --    $        --
     State                                                   --             --
                                                    -------------  -------------
    Total Current                                            --             --
Deferred:
    Federal                                                31,310          7,841
    State                                                   7,104          1,736
                                                    -------------  -------------
   Total Deferred                                          38,414          9,577
                                                    -------------  -------------
Total provision for
income taxes                                        $      38,414  $       9,577
                                                    =============  =============

The reconciliation of the difference between income taxes at the statutory rate and the income tax provision for the years ended December 31, 2005 and 2004 is as follows:

                                                           December 31,
                                                   -----------------------------
                                                      2005              2004
                                                   -----------      -----------
Computed tax at statutory rate                     $(1,303,953)     $(1,175,634)
State taxes, net of federal benefit                     (4,618)          (1,128)
Change in valuation allowance                        1,197,401        1,165,026
Other permanent differences                             72,756            2,159
                                                   -----------      -----------
     Provision for income taxes                    $   (38,414)     $    (9,577)
                                                   ===========      ===========

Deferred tax assets (liabilities) consist of the following:

                                                          December 31,
                                                --------------------------------
                                                    2005                2004
                                                ------------       ------------
Accruals and Reserves                           $    191,284       $    166,817
Depreciation and Amortization                         10,874            109,836
Tax Credit Carryforwards                             550,216            366,221
Net Operating Loss Carryforwards                  12,870,619         15,539,238
Capital Loss Carryforwards                           176,935            176,775
Goodwill Amortization                                (47,991)            (9,577)
Valuation Allowance                              (13,799,928)       (16,358,887)
                                                ------------       ------------
Total Deferred Tax Liabilities                  $    (47,991)      $     (9,577)
                                                ============       ============

The net change in the valuation allowance for the year ended December 31, 2005 decreased by approximately $2.6 million, which included the reduction of $4.5 million in Net Operating Loss Carryforwards. Management believes that sufficient uncertainty exists regarding the future realization of the Company's deferred tax assets and thus a full valuation allowance is required.

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

As of December 31, 2005, we have cumulative federal and state net operating loss carryforwards of approximately $35.9 million and $8.9 million, respectively, which can be used to offset future income subject to taxes. Federal net operating loss carryforwards begin to expire in 2020. State net operating loss carryforwards begin to expire in 2007. Included in federal net operating loss carryforwards is approximately $2.4 million related to stock based compensation that will be credited to additional paid in capital when realized.

As of December 31, 2005, we have cumulative unused research and development tax credits of approximately $157,000 and $149,000 which can be used to reduce future federal and Arizona income taxes, respectively. We also have federal minimum tax credit carryforwards of $244,000. Federal research and development credit carryforwards begin to expire in 2025. The Arizona research and development credits begin to expire in 2020. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

Utilization of the company's net operating loss carryforwards and tax credits is subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION:

                                                           Year Ended December 31,
                                                          2005         2004          2003
                                                   --------------------------------------
Cash Paid During the Year For:
  Interest                                         $   227,106  $   215,593   $   196,189
  Income taxes                                            --         66,287          --

Non-Cash Investing and Financing Activities:

  Conversion of note payable to common stock       $      --    $ 2,000,000   $      --
  Equipment purchased under capitalized lease          119,746        7,462          --
  Shares issued in acquisition                            --      1,700,000          --
  Acquisition costs accrued                               --         15,000          --
  Fair value of warrants issued
  to underwriters of the Series
  A Preferred Stock issuance                           562,930         --            --
  Trade-in of equipment on capitalized lease             5,182         --            --

Assets and Liabilities in North Star Acquisition:

  Current and other assets, net
  of cash acquired                                        --       (244,355)         --
  Property and equipment                                  --        (20,333)         --
  Goodwill                                                --     (1,487,889)         --
  Intangible assets                                       --       (886,000)         --
  Account payable and accrued expenses                    --        350,338          --

NOTE 15 - INDUSTRY SEGMENTS:

The Company is currently engaged in developing and marketing through two distinct segments: (1) Ionatron, Inc., where the focus is on Directed Energy Weapon technology products for sale to the U.S. Government and (2) North Star., which was acquired September, 30 2004, where the focus is on the manufacture of custom high voltage equipment for sale in a more broad-based market. Prior to the acquisition of North Star, there was only one segment.

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

Selected Financial Data for our Reportable Segments for the Year Ended December 31, 2005


                              Depreciation
    Business                       and        Interest      Interest         Net         Capital     Identifiable
    Segment       Revenue     Amortization     Income       Expense          Loss      Expenditures     Assets
-------------  ------------   ------------  ------------  ------------  ------------   ------------  ------------
Ionatron       $ 17,736,319   $    849,477  $    110,447  $    225,962  $ (3,391,292)  $  1,175,536  $ 23,537,651

North Star        2,553,603        116,158         1,313         1,144      (233,311)        84,064     2,843,183
               ------------   ------------  ------------  ------------  ------------   ------------  ------------
Total Company    20,289,922        965,635       111,760       227,106    (3,624,603)     1,259,600    26,380,834

Inter-segment    (1,413,994)          --            --            --            --             --        (313,003)
Investment in
  Subsidiary           --             --            --            --            --             --      (2,415,000)
               ------------   ------------  ------------  ------------  ------------   ------------  ------------
Consolidated
   Company     $ 18,875,928   $    965,635  $    111,760  $    227,106  $ (3,624,603)  $  1,259,600  $ 23,652,831
               ============   ============  ============  ============  ============   ============  ============

Selected Financial Data for our Reportable Segments the Year Ended December 31, 2004


                                Depreciation
    Business                         and        Interest      Interest         Net         Capital     Identifiable
    Segment         Revenue     Amortization     Income       Expense          Loss      Expenditures     Assets
-------------    ------------   ------------  ------------  ------------  ------------   ------------  ------------
Ionatron         $ 10,570,396   $    840,799  $     45,907  $    215,593  $ (3,227,793)  $  1,057,767  $ 12,371,883

North Star            568,001         36,355           215          --         (33,212)        65,367     2,753,210
                 ------------   ------------  ------------  ------------  ------------   ------------  ------------
Total Company      11,138,397        877,154        46,122       215,593    (3,261,005)     1,123,134    15,125,093

Intersegment         (207,875)          --            --            --            --             --        (172,202)
Investment
  in Subsidiary          --             --            --            --            --             --      (2,415,000)
                 ------------   ------------  ------------  ------------  ------------   ------------  ------------
Consolidated
   Company       $ 10,930,522   $    877,154  $     46,122  $    215,593  $ (3,261,005)  $  1,123,134  $ 12,537,891
                 ============   ============  ============  ============  ============   ============  ============

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 16 - QUARTERLY OPERATING RESULTS (UNAUDITED):

Quarterly operating results for 2005 and 2004 were as follows:

                                      1st            2nd            3rd            4th
                                 ------------   ------------   ------------   -------------
2005
Revenue                          $  2,570,271   $  3,956,522   $  6,219,161   $  6,129,974
Gross profit                          165,785        180,696        658,582        113,560
Operating loss                     (1,598,938)    (1,645,900)      (298,194)      (742,945)
Net loss attributable to
common stockholders              $ (1,647,598)  $ (1,710,696)  $   (361,335)  $   (115,700)

Weighted average number of
common shares
outstanding, basic and diluted     70,969,510     71,212,062     71,354,540     71,766,778

Basic and diluted net loss per
common share                            (0.02)         (0.02)         (0.01)         (0.00)

2004
Revenue                          $    272,442   $  1,833,572     $2,628,982   $  6,195,526
Gross profit                           17,442        106,819        187,739        524,143
Operating loss                       (841,378)    (1,332,270)      (863,139)       (45,654)
Net loss attributable to
common stockholders              $   (915,894)  $ (1,354,703)  $   (896,026)  $    (94,852)

Weighted average number of
common shares
outstanding, basic and diluted     51,428,571     69,079,967     69,814,859     70,625,259

Basic and diluted net loss  per
common share                            (0.02)         (0.02)         (0.01)         (0.00)

NOTE 17 - SIGNIFICANT ASSET ACQUISITION:

In September 2004, Ionatron completed the acquisition of substantially all the assets of North Star Research Corporation ("North Star Research"), a New Mexico corporation engaged in the business of designing and manufacturing a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries. As consideration for North Star Research's assets, the Company paid $700,000, issued 199,063 shares of the Company's common stock valued at $1,700,000, and assumed liabilities for warranty claims and other accrued expenses. The Company recognized goodwill of $1,487,884, and intangible assets of $886,000 in the acquisition. The assets acquired and liabilities assumed were recorded under the purchase method of accounting. The transaction was effected through a newly formed subsidiary, North Star Power Engineering, Inc. ("North Star"), a Delaware corporation, and was funded through cash on hand. The results of operations of North Star have been included in the consolidated financial statements from September 30, 2004 to December 31, 2004.

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

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

                                 IONATRON, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

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

Pro Forma
                                2004           2003
                           ------------   ------------
Revenue                    $ 12,851,819   $  3,645,876

Net loss                   $ (3,025,599)  $ (3,208,984)

Net loss per share -
Basic and diluted          $      (0.05)  $      (0.07)