Form 10-Q
period 2006-03-31
IONATRON, INC.
filed 2006-05-10
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 001-14015

IONATRON, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0262908
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3716 East Columbia Street
Tucson, Arizona	85714
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code  (520) 628-7415

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 10, 2006 there were 73,255,147 shares of the issuer's common stock, par value $.001 per share, outstanding.

IONATRON, INC.
March 31, 2006

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

	IONATRON, INC.
	CONSOLIDATED BALANCE SHEETS
	March 31, 2006	December 31, 2005
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$1,812,567	$371,248
Accounts receivable - net	6,173,862	5,367,691
Inventory	2,759,010	1,348,700
Securities available-for-sale	9,000,000	12,000,000
Prepaid expenses and deposits	782,665	536,927
Other receivables	19,485	20,085
Total current assets	20,547,589	19,644,651
Property and equipment - net	1,913,731	1,732,796
Goodwill	1,487,884	1,487,884
Intangible assets - net	775,200	787,500
TOTAL ASSETS	$24,724,404	$23,652,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,715,528	$997,589
Accrued expenses	480,771	500,656
Accrued compensation	600,849	391,867
Withholding taxes payable	595,182	45
Insurance premium financing	109,070	216,043
Billings in excess of costs	58,484	84,208
Current portion of capital lease obligations	44,535	37,617
Total current liabilities	3,604,419	2,228,025
Capital lease obligations	66,078	62,290
Deferred tax liabilities	58,191	47,991
Deferred rent	90,477	82,623
Total liabilities	3,819,165	2,420,929
Commitments and contingencies	—	—
Stockholders’ equity
Series A Convertible Preferred stock, $.001 par value, 950,000 shares authorized and 710,000 shares issued and outstanding at March 31, 2006; 720,000 shares
issued and outstanding at December 31, 2005.	710	720
Common stock, $.001 par value, 100,000,000 shares authorized; 73,001,758 shares issued and outstanding at March 31, 2006; 71,996,111 shares issued and
outstanding at December 31, 2005	73,049	71,996
Additional paid-in capital	31,783,563	28,044,794
Accumulated deficit	(10,952,083)	(6,885,608)
Total stockholders’ equity	20,905,239	21,231,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,724,404	$23,652,831
See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended
	March 31,
	2006	2005
Revenue	$5,074,827	$2,570,271
Cost of revenue	4,767,178	2,404,486
Gross profit	307,649	165,785
Operating expenses:
General and administrative	2,706,427	1,523,204
Selling and marketing	148,958	135,529
Research and development	990,135	105,990
Total operating expenses	3,845,520	1,764,723
Operating loss	(3,537,871)	(1,598,938)
Other (expense) income
Interest expense	(5,243)	(58,077)
Interest income	112,120	10,902
Other	9	8,092
Total other	106,886	(39,083)
Loss before provision for income taxes	(3,430,985)	(1,638,021)
Provision for income taxes	11,299	9,577
Net loss	(3,442,284)	(1,647,598)
Preferred stock dividends	(288,438)	—
Net loss attributable to common stockholders	$(3,730,722)	$(1,647,598)
Net loss per common share - basic and diluted	$(0.05)	$(0.02)
Weighted average number of shares outstanding, basic and diluted	72,212,214	70,969,510
See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)

	Common Stock		Preferred Stock
						Accumulated
	Shares	Amount	Shares	Amount	APIC	Deficit	Total

Balance as of December 31, 2005	71,996,111	$71,996	720,000	$720	$28,044,794	$(6,885,608)	$21,231,902

Exercise of stock options and warrants	984,814	985	—	—	1,986,961	—	1,987,946

Options issued for services performed	—	—	—	—	27,642	—	27,642

Stock-based compensation expense	—	—	—	—	1,100,033	—	1,100,033

Preferred stock converted	20,833	21	(10,000)	(10)	(11)	—	—

Preferred stock dividend paid May 1, 2006	46,914	47	—	—	624,144	(624,191)	—

Net loss for the three months ended March 31, 2006	—	—	—	—	—	(3,442,284)	(3,442,284)

Balance as of March 31, 2006	73,048,672	$73,049	710,000	$710	$31,783,563	$(10,952,083)	$20,905,239

IONATRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,442,284)	$(1,647,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213,167	275,575
Loss (gain) on equipment disposal	(25,041)	58,418
Deferred income tax provision	10,200	9,577
Provision for doubtful accounts	167,811	—
Provision for losses on projects	139,996	—
Non-cash stock based compensation expense	1,100,033	—
Stock and option compensation	27,642	95,206
Changes in working capital components:
(Increase) decrease in accounts receivable	(973,982)	2,377,894
(Increase) decrease in other receivables	600	(8,990)
(Increase) decrease in inventory	(1,550,306)	(1,079,111)
(Increase) decrease in prepaid expenses and deposits	(245,738)	38,664
Increase (decrease) in accounts payable	717,939	(579,470)
Increase (decrease) in billings in excess of costs	(25,724)	(9,663)
Increase (decrease) in accrued expenses	685,115	(99,328)
Net cash used in operating activities	(3,200,572)	(568,826)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(336,907)	(259,176)
Proceeds from sale of available-for-sale marketable securities	3,500,000	—
Purchases of available-for-sale marketable securities	(500,000)	—
Net cash provided by (used in) investing activities	2,663,093	(259,176)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(9,148)	(1,385)
Exercise of stock options and warrants	1,987,946	243,866
Net cash provided by financing activities	1,978,798	242,481
Net increase (decrease) in cash and cash equivalents	1,441,319	(585,521)
Cash and cash equivalents, beginning of period	371,248	2,495,779
Cash and cash equivalents, end of period	$1,812,567	$1,910,258
See non-cash investing and financing activities at Note 12
See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF BUSINESS AND SUMMARY OF OPERATIONS:

Ionatron, Inc. (“Ionatron”) was formed on June 3, 2002 to develop and market Laser Guided Energy (“LGE”) technologies. Our goal is to produce LGE products for specific U.S. Government customer applications and platforms and launch LGE technologies into other viable industrial and commercial settings. Such initial LGE products are expected to include Directed Energy Weapon technology initially for sale to the U.S. Government. Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based directed energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future.

During 2002 and 2003, the Company engaged in research and development and business development activities that culminated in its first U.S. Government contract in September of 2003. During 2004, the Company

>	Demonstrated the Laser-Guided Energy technology in the laboratory;
>	Demonstrated the technology effects on a variety of targets both under U.S. Government contract and using internal research and development funding;
>	Delivered a compact laser source specifically designed to enable the technology under a U.S. Government contract; and
>	Commenced a U.S. Government contract for the development of a system on a mobile platform for field demonstration and testing.

In 2005, we developed a counter IED (“Improvised Explosive Device”) vehicle for use in areas of war called the Joint IED Neutralizer (“JIN”). The 12 unit preproduction contract for our JIN counter IED technology recently concluded. The U.S. Government customer concluded that the JIN counter IED technology performed well and offers promise, but determined that the current vehicle platform should be changed. We are in the process of identifying potentially more rugged and capable platforms and may also offer our counter IED technology as a modification to existing military vehicles. Any new funding will come from statements of work.

We intend to continue the long-term development of our LGE and LIPC product lines and expect that some LIPC products for high priority, mission specific applications, will enter into low rate initial production.

Through our wholly owned subsidiary, North Star Power Engineering, Inc. (“North Star”), we are engaged in the business of designing and manufacturing a broad range of customized electrical equipment for the defense, aerospace, semi-conductor and medical industries including products it’s Parent, Ionatron produces.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Ionatron and our wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star as of March 31, 2006 (collectively, "Company," "Ionatron," "we," "our" and "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. For comparative purposes, certain prior year amounts were reclassified to conform to current year presentations. The results for the three-month period ended March 31, 2006, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

USE OF ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP), which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We have identified significant accounting policies that require a higher degree of judgment and complexity. See Note 1 to the Company's audited consolidated financial statements contained in our Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

IONATRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. STOCK-BASED COMPENSATION

Stock Options - Employees and Directors

We have a number of stock-based employee compensation plans. We have the ability to grant stock options for a fixed number of shares or restricted stock grants to employees and directors. Awards under the plans vest over periods ranging from immediate vesting to four years, depending upon the type of award or attainment of specified performance criteria. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.

We previously accounted for our employee stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44 “Accounting for Certain Transactions Including Stock Compensation, an interpretation of APB Opinion 25.” Under the intrinsic value based method, compensation cost is the excess of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, no compensation cost had been recognized for employee stock option grants that do not have an intrinsic value at the time of grant.

We adopted the modified prospective application method as provided by SFAS 123(R). Under this method, SFAS 123(R) is applied to stock-based compensation made after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption will be based on the grant-date fair value for those awards.

The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model. We estimate expected stock price volatility based on historical volatility within a representative peer group. We estimate expected life and forfeiture rates. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield for comparable periods.

We recognized non-cash employee stock-based compensation expense of approximately $1.1 million during the three months ended March 31, 2006. There is no related income tax benefit recognized in the condensed consolidated statements of operations recorded for the three months ended March 31, 2006 because our deferred tax assets are fully offset by a valuation allowance.  The estimated fair value of our stock options, less expected forfeitures, is amortized over the awards’ and restricted stock grants’ vesting period on a straight-line basis.

The modified prospective transition method of SFAS 123(R) requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS 123(R), regarding net loss and net loss per share as if we had accounted for our stock plans under the fair value method of SFAS 123(R). For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortized on a straight-line basis.  The pro forma amounts are as follows:

IONATRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended March 31, 2005
Net loss:
As reported	$(1,647,598)
Pro forma stock compensation expense	(2,087,468)
Pro forma	$(3,735,066)

Net Loss per share - basic and diluted:
As reported	$(0.02)
Pro forma	$(0.05)

The fair value of our stock options granted in the three months ended March 31, 2006 and 2005 was estimated at the date of grant using the following assumptions:

	Three Months Ended March 31
	2006	2005
Expected life (years)	2.5 years	5.0 years
Dividend yield	0.0%	0.0%
Expected Volatility	38.4%	75.0%

	From	To	From	To
Risk Free Interest Rates	4.29%	4.57%	3.18%	3.29%

The following table summarizes activity of options activity under the plans for the three months ended March 31, 2006:

	Outstanding Options		Aggregate
		Weighted	Intrinsic
Options	Shares	Exercise Price	Value
Outstanding at December 31, 2005	3,481,615	$4.30
Granted	666,900	$9.56
Exercised	(1,015,765)	$2.34
Forfeited	(239,206)	$9.56
Outstanding at March 31, 2006	2,893,544	$5.89	$15,890,600
Exercisable at March 31, 2006	1,902,497	$4.62	$12,835,850

As of March 31, 2006, there was approximately $3.9 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized over a weighted average period of approximately two years.

Stock Options and Warrants - Non Employees

Compensation expense recorded for shares and options issued to non-employees for the three months ended March 31, 2005 and 2006 were approximately $95,000 and $28,000, respectively, which were charged to operating expenses with an offsetting entry to additional paid-in capital.

IONATRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at:	March 31, 2006	December 31, 2005
Contracts in progress	$4,083,341	3,375,104
Retained	100,000	100,000
Cost and estimated earnings on uncompleted contracts	2,197,179	1,931,434
	6,380,520	5,406,538
Less:
Allowance for doubtful accounts	206,658	38,847
Total	$6,173,862	$5,367,691

Contract receivables at March 31, 2006 and December 31, 2005 are expected to be collected within 60 days. There are no claims or unapproved change orders included in contract receivables presented. The allowance for doubtful accounts represents an estimate for potentially uncollectible accounts receivable related to non-governmental customers which is based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable.

Costs and Estimated Earnings on Uncompleted Contracts
	March 31, 2006	December 31, 2005
Cost incurred on uncompleted contracts	$19,929,278	$14,457,299
Estimated earnings	1,441,952	1,122,673
Total billable costs and estimated earnings	21,371,230	15,579,972
Less:
Billings to date	19,232,535	13,732,746
Total	$2,138,695	$1,847,226
Included in accompanying balance sheet under the following captions:
Unbilled costs and estimated earnings on uncompleted contracts included in
accounts receivable	$2,197,179	$1,931,434
Billings in excess of costs and estimated earnings on uncompleted contracts	(58,484)	(84,208)
Total	$2,138,695	$1,847,226

IONATRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. INVENTORY

Inventories, consisting of materials, assemblies and sub-assemblies, are stated at average cost. Manufactured products (work-in-process) include the costs of materials, labor and manufacturing and administrative overhead. Our inventories consist of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Materials	$1,572,328	$815,788
Work-in-process	1,186,682	532,912
Total	$2,759,010	$1,348,700

Rapid technological change and new product introductions and enhancements could result in excess or obsolete inventory. To minimize this risk, the Company evaluates inventory levels and expected usage on a period basis.

5. SECURITIES AVAILABLE FOR SALE

Our investments are classified as available-for-sale and are reported at fair value, with unrealized gains or losses, net of tax recorded in stockholders’ equity. Fair value for these securities is based on quoted market prices. The cost of investments sold is based on the specific identification method. Realized gains or losses on the sale or exchange of investments and declines in value judged to be other than temporary are recorded as gains or losses in the statement of operations. We consider numerous factors when assessing impairment on investments; however, in general, investments are judged to be impaired if the fair value is less than cost continuously for nine months, absent compelling evidence to the contrary. Unrealized gains and losses are determined at each balance sheet date and are recorded in other comprehensive income, if applicable.

Available-for-sale securities consist of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Asset Backed Securities Repriced Monthly	$3,000,000	$3,000,000
Municipal Bonds	4,500,000	5,500,000
Total Debt Securities	7,500,000	8,500,000

Preferred stock	1,500,000	3,500,000
Total Equity Securities	1,500,000	3,500,000
Total available-for-sale securities	$9,000,000	$12,000,000

As of March 31, 2006 and December 31, 2005, there were no unrealized gains or losses relative to the above securities.

IONATRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2006	December 31, 2005
Accrued professional fees	$184,539	$123,000
Overdraft	—	87,698
Property taxes	53,340	—
Other	242,892	289,958
Total accrued expenses	$480,771	$500,656

7. INCOME TAXES

We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. During the first quarter of 2004, we established a full valuation allowance against our deferred tax assets because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future. Included in the deferred tax asset is a portion that is attributable to losses that were incurred prior to a “change in ownership” as defined by Internal Revenue Code rules. The amount that can be utilized each year is fixed; however, annual limitation amounts not previously utilized carry over to subsequent years and can be utilized to the extent of the total unexpired NOL carryforward amount. The pre-change of control NOL carryforwards will begin to expire in 2020.

For the three months ended March 31, 2006 and 2005 we recorded a provision for income taxes of $10,199 and $9,577, respectively due to an increase in deferred tax liabilities as a result of the tax amortization of goodwill related to the North Star Acquisition.

8. SIGNIFICANT CUSTOMERS

The majorities of our customers are either the U.S. Government or contractors to the U.S. Government and represent 98% of revenues for the three months ended March 31, 2006 and 2005.

9. NET LOSS PER SHARE

Basic loss per share is computed as net loss attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants. The dilutive effect of options and warrants, which were not included in the total of diluted shares because the effect was antidilutive, was 1,860,528 and 3,007,768 shares for the quarters ended March 31, 2006 and 2005, respectively.

10. DIVIDENDS

On March 14, 2006, the Board of Directors declared the 6.5% dividend payable on May 1, 2006 to the holders of our Series A Redeemable Cumulative Preferred Stock and that the dividend will be paid in shares of our common stock to the holders of record on April 15, 2006. Dividends on Preferred Stock are accrued when the Board of Directors declares the dividend. To record the March 14, 2006 declaration we recorded a non-cash dividend in the amount of approximately $624,000. The recording of the dividend had no effect on our cash or net equity. Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at the discretion of the Company.

IONATRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

In Tucson, Arizona, we lease office, manufacturing and storage space under three non-cancellable operating lease agreements. Our primary research and prototype facility is leased at an annual rental of $330,000 from a company that is partially owned by principal stockholders. This lease expires in November 2012, contains renewal options and an escalation provision at the end of 2007 that increases our annual rent by $49,500. We account for the escalation provision by straight-lining the rent expense. On September 16, 2005 we took possession of additional manufacturing space at an annual rental of $48,682 under a non-cancelable operating lease agreement that expires on September 30, 2006. In January 2006, we consolidated executive and administrative offices into one location proximate to our Tucson research and prototype facilities under a renewable 11-month operating lease, with monthly rent of approximately $9,400. We have exercised our option to renew this lease for a three-year period beginning December 1, 2006. We are also responsible for certain property related costs, including insurance, utilities and property taxes.

In Albuquerque, New Mexico, we lease office, manufacturing and storage facilities at an annual rental of approximately $99,000 under a non-cancelable operating lease. The lease expires in August 2007 and contains an escalation provision for the last 12 months of the lease that increases our annual rent by $2,900. The lease also contains an early termination provision effective after July 1, 2006 which is permissible with a 120 day advance notice and a payment of approximately $15,000. We are also responsible for certain property related costs, including insurance and utilities.

On April 1, 2005 we took possession of office, manufacturing and warehouse facilities at the Stennis Space Center in Mississippi under a non-cancelable operating lease. The lease expires in 2010 with the annual rent increasing from $266,000 in the first year to $280,000 in the final year for an aggregate commitment of $1,367,000. We account for the escalation provision by straight-lining the rent expense. The lease may be renewed three times in five-year increments.

We also lease vehicles at both the Tucson and Albuquerque facilities under non-cancelable operating lease agreements to facilitate our material purchasing activities. These lease commitments total approximately $1,062 per month. We are responsible for registration, licensing and insurance costs.

Rent expense was approximately $252,000 and $87,000 for the three months ended March 31, 2006 and 2005 respectively. Rent expense includes lease payments and lease related expenses including rental taxes, passed-through property taxes, common-area maintenance charges and certain utilities that are not separately metered and billed.

Future annual minimum lease payments under these operating lease agreements are as follows:

Years ending December 31,	Amount
2006	$660,921
2007	763,247
2008	745,909
2009	749,778
2010	457,600
Thereafter	711,563
Total	$4,089,018

IONATRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CAPITAL LEASES

We rent office equipment under capital lease agreements with approximately $2,078 in monthly payments. We also rent two vehicles for use in our operations under capital lease agreements with approximately $2,155 in monthly payments.

Future annual minimum lease payments under these leases are:

Years ending December 31,	Amount
2006	$38,107
2007	50,810
2008	29,309
2009	2,044
Total payments	120,270
Less: interest	(9,657)
Total principal	110,613
Less: Current portion of capital lease obligations	44,535
Long-term capital lease obligations	$66,078

GUARANTEES

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of March 31, 2006 and 2005.

LITIGATION

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not involved in any legal proceedings.

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Three months Ended March 31,
	2006	2005
Cash paid during the period for:
Interest	$5,243	$58,077
Income taxes	1,100	—
Non-cash Investing and Financing Activities:
Capital lease obligations incurred for use of equipment	19,854	26,490
Common stock issued in May for the payment of preferred stock dividends	624,191	—

IONATRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. INDUSTRY SEGMENTS

The Company is currently engaged in developing and marketing through two distinct segments: (1) Ionatron, where the focus is on Laser Guided Energy technology products for sale and (2) North Star, where the focus is on the manufacture of customized electrical equipment for sale in a more broad-based market.

Selected Financial Data for the Three Months Ended March 31, 2006
Business		Depreciation and	Interest	Interest	Net Income/	Capital	Identifiable
Segment	Revenues	Amortization	Income	Expense	(Loss)	Expenditures	Assets
Ionatron	$4,789,316	$187,841	$111,691	$5,050	$(2,794,033)	$331,227	$25,221,418
North Star	611,806	25,326	429	193	(648,251)	25,534	2,739,080
Total Company	5,401,122	213,167	112,120	5,243	(3,442,284)	356,761	27,960,498
Intersegment	(326,295)						(821,094)
Investment in Sub							(2,415,000)
Consolidated Company	$5,074,827	$213,167	$112,120	$5,243	$(3,442,284)	$356,761	$24,724,404

Selected Financial Data for the Three Months Ended March 31, 2005
Business		Depreciation and	Interest	Interest	Net Income/	Capital	Identifiable
Segment	Revenues	Amortization	Income	Expense	(Loss)	Expenditures	Assets
Ionatron	$2,363,147	$245,970	$10,482	$57,978	$(1,501,071)	$227,981	$10,758,667
North Star	346,208	29,605	420	99	(146,527)	31,195	2,761,603
Total Company	2,709,355	275,575	10,902	58,077	(1,647,598)	259,176	13,520,270
Intersegment	(139,084)						(529,684)
Investment in Sub							(2,415,000)
Consolidated Company	$2,570,271	$275,575	$10,902	$58,077	$(1,647,598)	$259,176	$10,575,586

14. SUBSEQUENT EVENTS

In April 2006 Management elected to relocate the operations of our North Star subsidiary from Albuquerque to Tucson. We are currently assessing the amount of reserves required for the relocation but expect it to be in the range of $500,000 to $1 million. We are also evaluating the impact this move will have on our operations as well as the valuation of our goodwill and intangibles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated estimates", "plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described Item 1A. (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2005. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

OVERVIEW

Ionatron, Inc. (“Ionatron”) was formed on June 3, 2002 to develop and market Laser Guided Energy (“LGE”) technologies. Our goal is to develop and produce next generation Directed Energy Weapons for specific U.S. Government customer applications and platforms and launch LGE technologies into other viable industrial and commercial settings. Such initial LGE products are expected to include Directed Energy Weapon technology initially for sale to the U.S. Government. Ionatron and the U.S. Government have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC") based directed energy weapons. We expect to offer U.S. Government approved versions of our products for commercial security applications in the future.

During 2002 and 2003, the Company engaged in research and development and business development activities that culminated in our first U.S. Government contract in September of 2003. During 2004, the Company

>	Demonstrated Laser-Guided Energy technology in the laboratory;
>	Demonstrated the technology effects on a variety of targets both under U.S. Government contract and using internal research and development funding;
>	Delivered a compact laser source specifically designed to enable the technology under a U.S. Government contract; and
>	Commenced a U.S. Government contract for the development of a system on a mobile platform for field demonstration and testing.

In 2005, we developed a counter IED (“Improvised Explosive Device”) vehicle for use in areas of war called the Joint IED Neutralizer (“JIN”). The 12 unit preproduction contract for our JIN counter IED technology recently concluded. The U.S. Government customer concluded that the JIN counter IED technology performed well and offers promise, but determined that the current vehicle platform should be changed. We are in the process of identifying potentially more rugged and capable platforms and may also offer our counter IED technology as a modification to existing military vehicles. Any new funding will come from statements of work.

We intend to continue the long-term development of our LGE and LIPC product lines and expect that some LIPC products for high priority, mission specific applications, will enter into low rate initial production.

Through our wholly owned subsidiary, North Star Power Engineering, Inc. (“North Star”), we are engaged in the business of designing and manufacturing a broad range of customized electrical equipment for the defense, aerospace, semi-conductor and medical industries including products it’s Parent, Ionatron produces.

In April 2006, we received notification from our U.S. Government customer that secrecy orders are being placed on eight of Ionatron's patent applications. Presently, two of our patent applications have been allowed by the U.S. Patent and Trademark Office and we have received notice that these are expected to be issued as U.S. Patents. These two patent applications are not subject to secrecy orders. Additionally, a third patent application relating to these two patent applications was filed and will likely not be subject to a secrecy order either. We have filed 14 additional patent applications, approximately nine of which may be subject to secrecy orders. These patent applications relate to our core Laser Induced Plasma Channel (“LIPC”®) technology, and other technologies related to Laser Guided Energy and LIPC technology development.

Our intellectual property strategy enables us to develop broader scope inventions through our own internal funding. We believe this approach makes it beneficial for the Government as well as other entities to work directly with us. Furthermore, we believe the patent applications can be used as justification for sole source, non-competitive awarding of contracts in accordance with the Federal Acquisition Regulations.

U.S. Government support for our Laser Guided Energy (“LGE”) and LIPC technologies continues through Congressional Plus Ups to the U.S. Navy budget. Work continues on our fiscal year 2005 contract which was delayed until the third quarter of fiscal year 2005 pending release of funds by the military awaiting passage of the Iraq Supplemental Bill. Funding for fiscal year 2006 has now been released and we anticipate a contract award in the near future. We expect the new funding to support continued technology development and effects testing. Additionally, we believe that the U.S. Government will internally transfer management of the LIPC transportable demonstrator project to the military. Total LIPC and LGE dedicated funding was $11.1 million and $12.7 million for fiscal years 2006 and 2005, respectively.

OPERATING SEGMENTS

We are currently engaged in developing and marketing through two operating segments: (1) Ionatron, where the focus is on Directed Energy Weapon technology products for sale to the U.S. Government and (2) North Star, where the focus is on the manufacture of customized electrical equipment for sale to a more broad-based market.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 IS AS FOLLOWS:

	2006	2005
Revenue	$5,074,827	$2,570,271
Cost of revenue	4,767,178	2,404,486
General and administrative	2,706,427	1,523,204
Selling and marketing	148,958	135,529
Research and development	990,135	105,990
Other (expense) income:
Interest expense	(5,243)	(58,077)
Interest income	112,120	10,902
Other	9	8,092
Loss before provision for income taxes	(3,430,985)	(1,638,021)
Provision for income taxes	11,299	9,577
Net loss	$(3,442,284)	($1,647,598)

REVENUE

The increase of approximately $2.5 million in revenue for the three months ended March 31, 2006 compared to 2005 was derived from work on existing contracts with agencies of the U.S. government and revenue from the Company's JIN pre-production contract.

COST OF REVENUE

Cost of revenue increased approximately $2.4 million when compared to the three months ended March 31, 2005 due to increased revenue. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts.

GENERAL AND ADMINISTRATIVE

The increase of approximately $1.2 million in general and administrative expenses for the three months ended March 31, 2006 from the three months ended March 31, 2005 was primarily due to the recognition of non-cash employee stock option compensation expense of approximately $1.1 million as a result of our adoption of SFAS 123(R). We also experienced increases in personnel costs and recruiting costs of approximately $421,000 and $248,000 respectively, which reflects the increase in the number of employees from 52 in March 2005 to 109 in March 2006, and an increase of approximately $221,000 in insurance expenses, associated with the increased number of buildings we occupy. Net of the non-cash compensation expense recognition and increases attributable to a 100% increase in staffing levels, general and administrative expenses decreased due to our increased ability to recapture certain overhead expenses as a function of our revenue activity which increased over 90% from the first quarter of 2005.

SELLING AND MARKETING

Selling and marketing expenses increased by only $13,000 during the three months ended March 31, 2006 from the same period in 2005 as a result of consolidating our marketing efforts.

RESEARCH AND DEVELOPMENT

Research and development expenses increased approximately $884,000 during the three months ended March 31, 2006 as compared to 2005 due to our continued shift to internally-funded proof-of-concept and research and development and our concentrated efforts to expedite the advancement of our core technologies.

INTEREST INCOME

Interest income in the first quarter of 2006 increased approximately $101,000 from the first three months of 2005 as a result of our increased investment in securities available for sale obtained with the proceeds of our October 2005 Series A Redeemable Convertible Preferred Stock offering.

NORTH STAR OPERATIONS

Our consolidated financial information contains the results of North Star for the three months ended March 31, 2006. North Star’s revenue, net of intersegment transactions, remained relatively level, with an increase from approximately $207,000 for the first three months of 2005, to approximately $231,000 for the same period in 2006. Cost of revenue for North Star, net of intersegment activity, increased from approximately $194,000 for the first three months of 2005, to approximately $439,000 for the same period in 2006. Net of intersegment transactions, North Star had a net loss for the first three months of 2006 of approximately $648,000, and approximately $147,000 for the first three months of 2005. Management has increased its focus on North Star’s financial performance and intends to review the effectiveness of its cost and revenue position and has instituted additional management changes at the subsidiary in an effort to improve North Star’s financial results. In April 2006, management elected to relocate the operations of our North Star subsidiary from Albuquerque to Tucson. We are currently assessing the amount of reserves required for the relocation but expect it to be in the range of $500,000 to $1 million. We are also evaluating the impact this move will have on our operations as well as the valuation of our goodwill and intangibles. It is expected that moving the North Star facility to Tucson will ultimately result in overall cost savings and more efficient operation of this subsidiary.

NET LOSS

The operations for the three months ended March 31, 2006 resulted in a net loss of approximately $3.4 million and includes non-cash employee stock option compensation of approximately $1.1 million. Net of the non-cash compensation expense, our operating loss for the quarter shows an increase from our 2005 first quarter loss. This increase, despite our substantial increase in research and development investment, is reflective of our increased efficiency and the economies of scale derived from increased revenue activities.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had approximately $1.8 million of cash and cash equivalents, an increase of approximately $1.4 million from cash and cash equivalents at December 31, 2005 of $371,000. We keep sufficient cash on hand to service our anticipated immediate cash requirements and invest our excess cash of $9 million in available-for-sale marketable securities and other highly liquid investments.

During the first three months of 2006, we used approximately $3.2 million of cash in operating activities, consisting primarily of our net loss of $3.4 million and increase in inventory and accounts receivable of approximately $1.6 million and approximately $974,000, respectively, offset by non-cash stock option compensation expense of approximately $1.1 million, depreciation and amortization expense of approximately $213,000 and an increase in accounts payable and accrued expenses of approximately $718,000 and approximately $685,000, respectively. The increase in inventory is primarily the result of material acquisitions in the JIN project with the U.S. government. We anticipate that short-term and long-term funding needs will be provided from cash on hand and cash flow from government contracts.

In the first quarter of 2006, investing activities provided approximately $2.7 million of cash, consisting of the proceeds from the sale and purchase of investments of $3.0 million, partially offset by equipment purchases of approximately $337,000.

During the first three months of 2006, financing activities provided approximately $2.0 million of cash, primarily from the proceeds of option and warrant exercises.

 We believe that we have sufficient cash, or access to sufficient cash through potential banking or investing relationships to meet current and future cash needs. The transportable demonstrator contract, the JIN contract and one other contract, that presently represent a major portion of our current activity, are on a cost plus fixed fee basis. This means the majority of work performed is done at our government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly. These government-approved rates are adjusted periodically and may be adjusted in the future to incorporate additional costs as the operations expand. Other contracts are at fixed prices which have commercial type gross margins associated with them.

BACK-LOG OF ORDERS

At March 31, 2006, we had a backlog (that is, work load remaining on signed contracts) of approximately $3.7 million to be completed within the next twelve months, including a $2.8 million contract signed January 2006 with the U.S. Navy to further develop our LIPC® technology. The backlog does not include proposals and contracts under negotiation.

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

Our available cash balances are invested on a short-term basis and are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations and transactions within the United States and we are not subject to market risk associated with changes in foreign exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2006, there was no significant change in our internal controls over financial reports that has materially affected, or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not involved in any legal proceedings.

ITEM 1a RISK FACTORS

The contract for our 12-unit pre-production JIN products was concluded. This contract accounted for approximately 68.4% and 70.2% of our revenue for the year ended December 31, 2005 and the three months ended March 31, 2006, respectively. The overall assessment is that the technology works well and offers great promise, however the current vehicle platform needs to be changed. As the current pre-production order and assessment has ended, the path forward is currently being identified and evaluated. Any new funding will come from approved statements of work.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, the Company issued 110,000 shares of common stock upon exercise of outstanding options and warrants to employees, directors and consultants. The securities were issued pursuant to an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

ITEM 6 EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IONATRON, INC.

By	/s/ Thomas C. Dearmin
Thomas C. Dearmin
Chief Executive Officer, President

Date: May 10, 2006