Form 10-Q
period 2006-06-30
IONATRON, INC.
filed 2006-08-08
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number 001-14015

IONATRON, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0262908
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3716 East Columbia Street Tucson, Arizona	85714 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code	(520) 628-7415

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 31, 2006 there were 73,322,547 shares of the issuer's common stock, par value $.001 per share, outstanding.

IONATRON, INC.
June 30, 2006

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IONATRON, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$123,174	$371,248
Accounts receivable - net	2,856,900	5,367,691
Inventory	2,229,029	1,348,700
Securities available-for-sale	9,000,000	12,000,000
Prepaid expenses and deposits	641,960	486,478
Other receivables	14,864	20,085
Total current assets	14,865,927	19,594,202
Property and equipment - net	2,421,151	1,732,796
Other assets	65,813	50,449
Goodwill	1,487,884	1,487,884
Intangible assets - net	762,900	787,500
TOTAL ASSETS	$19,603,675	$23,652,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$916,526	$997,589
Accrued expenses	511,779	500,656
Accrued compensation	406,716	391,867
Withholding taxes payable	29,062	45
Insurance premium financing	27,467	216,043
Billings in excess of costs	54,901	84,208
Current portion of capital lease obligations	45,333	37,617
Total current liabilities	1,991,784	2,228,025
Capital lease obligations	54,441	62,290
Deferred tax liabilities	68,390	47,991
Deferred rent	97,463	82,623
Total liabilities	2,212,078	2,420,929

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock, $.001 par value, 2,000,000 shares authorized and 710,000 shares issued and outstanding at June 30, 2006; 720,000 shares issued and outstanding at December 31, 2005.	710	720
Common stock, $.001 par value, 100,000,000 shares authorized; 73,367,353 shares issued and outstanding at June 30, 2006; 71,996,111 shares issued and outstanding at December 31, 2005	73,367	71,996
Additional paid-in capital	33,423,724	28,044,794
Accumulated deficit	(16,106,204)	(6,885,608)
Total stockholders’ equity	17,391,597	21,231,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,603,675	$23,652,831

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,
	2006	2005

Revenue	$1,997,170	$3,956,522

Cost of revenue	2,023,231	3,775,826

Gross profit (loss)	(26,061)	180,696

Operating expenses:
General and administrative	3,594,220	1,345,807
Selling and marketing	126,291	95,133
Research and development	1,201,179	385,656
Total operating expenses	4,921,690	1,826,596

Operating loss	(4,947,751)	(1,645,900)

Other (expense) income
Interest expense	(4,120)	(58,102)
Interest income	111,982	10,099
Other	35	(7,500)
Total other	107,897	(55,503)

Loss before provision for income taxes	(4,839,854)	(1,701,403)

Provision for income taxes	10,603	9,293

Net loss	(4,850,457)	(1,710,696)

Preferred stock dividends	(303,663)	—

Net loss attributable to common stockholders	$(5,154,120)	$(1,710,696)

Net loss per common share – basic and diluted	$(0.07)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	73,272,731	71,212,062

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30,
	2006	2005

Revenue	$7,071,997	$6,526,793

Cost of revenue	6,790,409	6,180,312

Gross profit	281,588	346,481

Operating expenses:
General and administrative	6,215,716	2,869,011
Selling and marketing	275,249	230,662
Research and development	2,276,246	491,646
Total operating expenses	8,767,211	3,591,319

Operating loss	(8,485,623)	(3,244,838)

Other (expense) income
Interest expense	(9,363)	(116,179)
Interest income	224,102	21,001
Other	44	592
Total other	214,783	(94,586)

Loss before provision for income taxes	(8,270,840)	(3,339,424)

Provision for income taxes	21,902	18,870

Net loss	(8,292,742)	(3,358,294)

Preferred stock dividends	(607,323)	—

Net loss attributable to common stockholders	$(8,900,065)	$(3,358,294)

Net loss per common share – basic and diluted	$(0.12)	$(0.05)

Weighted average number of shares outstanding, basic and diluted	72,726,740	71,091,456

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total

Balance as of December 31, 2005	71,996,111	$71,996	720,000	$720	$28,044,794	$(6,885,608)	$21,231,902

Exercise of stock options and warrants	1,258,689	1,259	—	—	2,463,629	—	2,464,888

Options issued for services performed	—	—	—	—	55,284	—	55,284

Stock-based compensation expense	—	—	—	—	1,932,265	—	1,932,265

Preferred stock converted into common stock	20,833	21	(10,000)	(10)	(11)	—	—

Preferred stock dividend paid May 1, 2006	46,914	47	—	—	624,144	(624,191)	—

Preferred stock dividend paid August 1, 2006	44,806	44	—	—	303,619	(303,663)	—

Net loss for the six months ended June 30, 2006	—	—	—	—	—	(8,292,742)	(8,292,742)

Balance as of June 30, 2006	73,367,353	$73,367	710,000	$710	$33,423,724	$(16,106,204)	$17,391,597

IONATRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,292,742)	$(3,358,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442,717	595,713
Loss (gain) on equipment disposal	(5,585)	58,825
Deferred income tax provision	20,399	19,154
Provision for doubtful accounts	27,811	—
Provision for obsolete inventory	216,454	—
Non-cash stock based compensation expense	1,932,265	—
Stock and option compensation	55,284	145,981
Increases in other assets	(15,364)	(22,225)
Changes in working capital components:
Decrease in accounts receivable	2,482,980	1,827,154
(Increase) decrease in other receivables	5,221	(8,469)
(Increase) in inventory	(1,523,487)	(686,878)
(Increase) in prepaid expenses and deposits	(155,482)	(3,823)
Increase (decrease) in accounts payable	(81,063)	118,054
Increase (decrease) in billings in excess of costs	(29,307)	19,347
Decrease in accrued expenses	(118,747)	(340,612)
Net cash used in operating activities	(5,038,646)	(1,636,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(660,329)	(645,291)
Proceeds from sale of available-for-sale marketable securities	3,500,000	500,000
Purchases of available-for-sale marketable securities	(500,000)	—
Proceeds from disposal of equipment	6,000	—
Net cash provided by (used in) investing activities	2,345,671	(145,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(19,987)	(9,441)
Exercise of stock options and warrants	2,464,888	411,053
Net cash provided by financing activities	2,444,901	401,612

Net decrease in cash and cash equivalents	(248,074)	(1,379,752)

Cash and cash equivalents, beginning of period	371,248	2,495,779

Cash and cash equivalents, end of period	$123,174	$1,116,027

See non-cash investing and financing activities at Note 13
See accompanying notes to consolidated financial statements (unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF BUSINESS AND SUMMARY OF OPERATIONS:

Ionatron, Inc. (“Ionatron”) was formed on June 3, 2002 to develop and market products and systems based on Laser Guided Energy (“LGE”™) technologies. We produce LGE products for specific U.S. Government customer applications and platforms and develop LGE and high-voltage technologies into other viable industrial and commercial applications. We expect to incorporate our proprietary technologies into Directed Energy systems and products to be developed for use by a range of U.S. Government customers. Ionatron and various U.S. Government organizations have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC"™) based directed energy technologies. We expect to offer U.S. Government approved versions of our products and/or systems that incorporate our technology and products for commercial security applications in the future.

From the company’s inception to the present, Ionatron has been engaged in research and development and business development activities. Our technologies support both lethal and non-lethal applications, including products under development incorporating lasers, high voltage and other innovative technologies, many of which are subject to our patents. In 2005, in response to a heightened threat and at the request of a government customer, we developed both major components and a system that can counter Improvised Explosive Devices (“IEDs”) which constitute a major threat in several areas of war. The company has also entered into teaming agreements with other defense contractors to advance the use of our LGE technology.

Through our wholly owned subsidiary, North Star Power Engineering, Inc. (“North Star”), we are engaged in the business of designing and manufacturing a broad range of customized, high performance electrical equipment for the defense, aerospace, semi-conductor and medical industries. North Star also produces proprietary technology directly for Ionatron applications. The company is continually exploring ways to apply and advance its unique technologies to provide commercially viable products in a range of worldwide markets.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Ionatron and our wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star as of June 30, 2006 (collectively, "Company," "Ionatron," "we," "our" and “us”). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. For comparative purposes, we have reclassified prior year rent deposits to long term other assets to conform to current year presentations. The results for the six-month period ended June 30, 2006, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

3. STOCK-BASED COMPENSATION

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

We previously accounted for our employee stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44 “Accounting for Certain Transactions Including Stock Compensation, an interpretation of APB Opinion 25.” Under the intrinsic value based method, compensation cost is the excess of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, no compensation cost had been recognized for employee stock option grants that did not have an intrinsic value at the time of grant.

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

We recognized non-cash employee stock-based compensation expense of approximately $832,000 during the three months ended June 30, 2006 and $1,932,000 for the six months ended June 30, 2006. There is no related income tax benefit recognized in the condensed consolidated statements of operations recorded for the three and six months ended June 30, 2006 because our deferred tax assets are fully offset by a valuation allowance.  The estimated fair value of our stock options, less expected forfeitures, is amortized over the awards’ and restricted stock grants’ expected service period on a straight-line basis.

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

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net loss:
As reported	$(1,710,696)	$(3,358,294)

Pro forma stock compensation expense	(722,959)	(2,810,427)
Pro forma	$(2,433,655)	$(6,168,721)

Net loss per share – basic and diluted:
As reported	$(0.02)	$(0.05)
Pro forma	$(0.03)	$(0.09)

The fair value of our stock options granted in the three months ended June 30, 2006 and 2005 was estimated at the date of grant using the following assumptions:

	Six Months Ended June 30
	2006		2005
Expected life (years)	2.5 years		5.0 years
Dividend yield	0.0%		0.0%

	From	To	From	To
Expected volatility	38.44%	40.24%	62.0%	75.0%
Risk free interest rates	4.57%	4.96%	3.29%	3.31%

The following table summarizes the activity of our stock option plans for the six months ended June 30, 2006:

	Shares	Weighted Average ExercisePrice	Aggregate Intrinsic Value

Outstanding at December 31, 2005	3,481,615	$4.30
Granted	2,690,850	$7.85
Exercised	(1,357,635)	$2.72
Forfeited	(450,107)	$9.26
Outstanding at June 30, 2006	4,364,723	$6.55	$13,891,071

Exercisable at June 30, 2006	1,821,404	$5.14	$8,247,477

As of June 30, 2006, there was approximately $6.0 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately two years.

Stock Options and Warrants - Non Employees

Compensation expense recorded for shares and options issued to non-employees for the three months ended June 30, 2005 and 2006 was approximately $51,000 and $28,000 respectively, which was charged to operating expenses with an offsetting entry to additional paid-in capital. Compensation expense recorded for shares and options issued to non-employees for the six month period ended June 30, 2005 and 2006 was approximately $146,000 and $55,000 respectively, which was charged to operating expenses with an offsetting entry to additional paid in capital.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at:	June 30, 2006	December 31, 2005

Contracts in progress	$867,522	$3,375,104
Retained	100,000	100,000
Cost and estimated earnings on uncompleted contracts	1,896,607	1,931,434
	2,864,129	5,406,538
Less:
Allowance for doubtful accounts	7,229	38,847

Total	$2,856,900	$5,367,691

Contract receivables at June 30, 2006 and December 31, 2005 are expected to be collected within 60 days. There are no claims or unapproved change orders included in contract receivables presented. The allowance for doubtful accounts represents an estimate for potentially uncollectible accounts receivable related to non-governmental customers which is based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable.

Costs and Estimated Earnings on Uncompleted Contracts
	June 30, 2006	December 31, 2005

Cost incurred on uncompleted contracts	$21,848,888	$14,457,299
Estimated earnings	1,584,569	1,122,673

Total billable costs and estimated earnings	23,433,457	15,579,972
Less:
Billings to date	21,591,751	13,732,746
Total	$1,841,706	$1,847,226

Included in accompanying balance sheet under the following captions:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$1,896,607	$1,931,434
Billings in excess of costs and estimated earnings on uncompleted contracts	(54,901)	(84,208)
Total	$1,841,706	$1,847,226

5. INVENTORY

Inventories, consisting of materials, assemblies and sub-assemblies, are stated at average cost. Manufactured products (work-in-process) include the costs of materials, labor and manufacturing and administrative overhead. Our inventories consist of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Materials	$1,779,240	$815,788
Work-in-process	449,789	532,912
Total	$2,229,029	$1,348,700

Rapid technological change and new product introductions and enhancements could result in excess or obsolete inventory. To minimize this risk, the Company evaluates inventory levels and expected usage on a periodic basis.

6. SECURITIES AVAILABLE FOR SALE

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

Available-for-sale securities consist of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Asset Backed Securities Repriced Monthly	$3,000,000	$3,000,000
Municipal Bonds	4,500,000	5,500,000
Total Debt Securities	7,500,000	8,500,000

Preferred stock	1,500,000	3,500,000
Total Equity Securities	1,500,000	3,500,000
Total available-for-sale securities	$9,000,000	$12,000,000

As of June 30, 2006 and December 31, 2005, there were no unrealized gains or losses relative to the above securities.

7.  ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2006	December 31, 2005

Accrued professional fees	$30,000	$123,000
Overdraft	—	87,698
Property taxes	38,681	—
Additional relocation costs	77,285	—
Other accrued	365,813	289,958
Total accrued expenses	$511,779	$500,656

8. INCOME TAXES

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

For the three and six months ended June 30, 2006, we recorded provisions for income taxes of approximately $11,000 and $22,000, respectively due to an increase in deferred tax liabilities as a result of the tax amortization of goodwill related to the North Star Acquisition.

9. SIGNIFICANT CUSTOMERS

The substantial majority of our customers are either the U.S. Government or contractors to the U.S. Government and represent approximately 96% and 98% of revenues for the six months ended June 30, 2006 and 2005, respectively.

10. NET LOSS PER SHARE

Basic loss per share is computed as net loss attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants. The dilutive effect of options and warrants, which were not included in the total of diluted shares because the effect was antidilutive, was 1,897,252 and 2,839,000 shares for the three months ended June 30, 2006 and 2005, respectively and 1,741,840 and 2,729,433 for the six months ended June 30, 2006 and 2005, respectively.

11. DIVIDENDS

On June 21, 2006, the Board of Directors declared the 6.5% dividend payable on August 1, 2006 to the holders of our Series A Redeemable Cumulative Preferred Stock and that the dividend will be paid in shares of our common stock to the holders of record on July 15, 2006. Dividends on Preferred Stock are accrued when the Board of Directors declares the dividend. To record the June 21, 2006 declaration we recorded a non-cash dividend in the amount of approximately $304,000. The recording of the dividend had no effect on our cash or net equity. Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at the discretion of the Company.

12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

In Tucson, Arizona, we lease office, manufacturing and storage space under four non-cancellable operating lease agreements. Our primary research and prototype facility is leased at an annual rental of $330,000 from a company that is partially owned by principal stockholders. This lease expires in November 2012, contains renewal options and an escalation provision at the end of 2007 that increases our annual rent by $49,500. We account for the escalation provision by straight-lining the rent expense. On September 16, 2005 we took possession of additional manufacturing space at an annual rental of $48,682 under a non-cancelable operating lease agreement that expires on September 30, 2006. In January 2006, we consolidated executive and administrative offices into one location proximate to our Tucson research and prototype facilities under a renewable 11-month operating lease, with monthly rent of approximately $9,400. We have exercised our option to renew this lease for a three-year period beginning December 1, 2006. In connection with the relocation of our North Star operations, on June 1, 2006 we commenced a 3-year non-cancellable, renewable operating lease at an annual rent of approximately $64,000 with annual escalations. We are also responsible for certain property related costs, including insurance, utilities and property taxes.

In Albuquerque, New Mexico, we exercised the early termination provisions of our North Star office facilities lease by providing 120 days notice on July 1, 2006 and agreeing to pay approximately $15,000 in early termination fees in accordance with our lease agreement.

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

We also lease vehicles under non-cancelable operating lease agreements to facilitate our material purchasing activities. These lease commitments total approximately $1,062 per month. We are responsible for registration, licensing and insurance costs.

Rent expense was approximately $257,000 and $175,000 for the three months ended June 30, 2006 and 2005 respectively. For the six months ended June 30, 2006 and 2005, rent expense was approximately $540,000 and $302,000, respectively. Rent expense includes lease payments and lease related expenses including rental taxes, passed-through property taxes, common-area maintenance charges and certain utilities that are not separately metered and billed.

Future annual minimum lease payments under these operating lease agreements are as follows:

Years ending December 31,	Amount

2006	$450,416
2007	759,728
2008	812,565
2009	777,893
2010	457,600
Thereafter	711,563
Total	$3,969,765

CAPITAL LEASES

We rent office equipment under capital lease agreements with approximately $2,078 in monthly payments. We also rent two vehicles for use in our operations under capital lease agreements with approximately $2,155 in monthly payments.

Future annual minimum lease payments under these leases are:

Years ending December 31,	Amount

Remaining six months of 2006	$25,405
2007	50,810
2008	29,309
2009	2,044
Total payments	107,568

Less: interest	(7,794)

Total principal	99,774

Less: Current portion of capital lease obligations	45,333

Long-term capital lease obligations	$54,441

GUARANTEES

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of June 30, 2006 and 2005.

LITIGATION

In July 2006, two purported class action complaints were filed by George Wood and Raymond Veedon against Ionatron and its founders. Each of the class actions were filed in the United States District Court for the District of Arizona and allege, among other things, violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, claiming that the Company issued false and misleading statements concerning the development of its counter IED product. As of the date of this report we have not been served with either complaint. We are unable to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any. However, the company intends to defend itself vigorously in any legal proceedings.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2006	2005
Cash paid during the period for:
Interest	$9,363	$58,077
Income taxes	1,100	—
Non-cash Investing and Financing Activities:
Capital lease obligations incurred for use of equipment	19,854	50,777
Common stock issued for the payment of preferred stock dividends	927,854	—
Assets transferred from inventory to property and equipment	426,704	—

14. INDUSTRY SEGMENTS

The Company is currently engaged in developing and marketing through two distinct segments: (1) Ionatron, where the focus is on LGE technology products for sale and (2) North Star, where the focus is on the manufacture of customized electrical equipment for sale in a more broad-based market.

Selected Financial Data for the Three Months Ended June 30, 2006
Business Segment	Revenues	Depreciation and Amortization	Interest Income	Interest Expense	Net (Loss)	Capital Expenditures	Identifiable Assets
Ionatron	$1,882,908	$203,773	$111,949	$3,936	$(4,176,278)	$289,595	$20,881,617
North Star	162,196	25,777	33	184	(674,179)	33,827	2,781,662
Total Company	2,045,104	229,550	111,982	4,120	(4,850,457)	323,422	23,663,279
Intersegment	(47,934)	—	—	—	—	—	(1,644,604)
Investment in Sub	—	—	—	—	—	—	(2,415,000)
Consolidated Company	$1,997,170	$229,550	$111,982	$4,120	$(4,850,457)	$323,422	$19,603,675

Selected Financial Data for the Six Months Ended June 30, 2006
Business Segment	Revenues	Depreciation and Amortization	Interest Income	Interest Expense	Net (Loss)	Capital Expenditures
Ionatron	$6,672,224	$391,614	$223,640	$8,986	$(6,970,312)	$620,822
North Star	774,002	51,103	462	377	(1,322,430)	59,361
Total Company	7,446,226	442,717	224,102	9,363	(8,292,742)	680,183
Intersegment	(374,229)	—	—	—	—	—
Consolidated Company	$7,071,997	$442,717	$224,102	$9,363	$(8,292,742)	$680,183

Selected Financial Data for the Three Months Ended June 30, 2005
Business Segment	Revenues	Depreciation and Amortization	Interest Income	Interest Expense	Net (Loss)	Capital Expenditures	Identifiable Assets
Ionatron	$3,518,772	$290,364	$9,737	$57,618	$(1,756,228)	$426,877	$9,532,085
North Star	614,117	29,774	362	484	45,532	10,015	3,037,940
Total Company	4,132,889	320,138	10,099	58,102	(1,710,696)	436,892	12,570,025
Intersegment	(176,367)	—	—	—	—	—	(561,115)
Investment in Sub	—	—	—	—	—	—	(2,415,000)
Consolidated Company	$3,956,522	$320,138	$10,099	$58,102	$(1,710,696)	$436,892	$9,593,910

Selected Financial Data for the Six Months Ended June 30, 2005
Business Segment	Revenues	Depreciation and Amortization	Interest Income	Interest Expense	Net (Loss)	Capital Expenditures
Ionatron	$5,881,919	$536,334	$20,219	$115,596	$(3,257,299)	$654,858
North Star	960,325	59,379	782	583	(100,995)	41,210
Total Company	6,842,244	595,713	21,001	116,179	(3,358,294)	696,068
Intersegment	(315,451)	—	—	—	—	—
Consolidated Company	$6,526,793	$595,713	$21,001	$116,179	$(3,358,294)	$696,068

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

OVERVIEW

Ionatron, Inc. (“Ionatron”) was formed on June 3, 2002 to develop and market products and systems based on Laser Guided Energy (“LGE”™) technologies. We produce LGE products for specific U.S. Government customer applications and platforms and develop LGE and high-voltage technologies into other viable industrial and commercial applications. We expect to incorporate our proprietary technologies into Directed Energy systems and products to be developed for use by a range of U.S. Government customers. Ionatron and various U.S. Government organizations have entered into several contracts for products and services as well as Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel ("LIPC"™) based directed energy technologies. We expect to offer U.S. Government approved versions of our products and/or systems that incorporate our technology and products for commercial security applications in the future.

From the company’s inception to the present, Ionatron has been engaged in research and development and business development activities. Our technologies support both lethal and non-lethal applications, including products under development incorporating lasers, high voltage and other innovative technologies, many of which are subject to our patents. In 2005, in response to a heightened threat and at the request of a government customer, we developed both major components and a system that can counter Improvised Explosive Devices (“IEDs”) which constitute a major threat in several areas of war. The company has also entered into teaming agreements with other defense contractors to advance the use of our LGE technology.

Through our wholly owned subsidiary, North Star Power Engineering, Inc. (“North Star”), we are engaged in the business of designing and manufacturing a broad range of customized, high performance electrical equipment for the defense, aerospace, semi-conductor and medical industries. North Star also produces proprietary technology directly for Ionatron applications. The company is continually exploring ways to apply and advance its unique technologies to provide commercially viable products in a range of worldwide markets.

Our intellectual property strategy is directed toward establishing an integral position for us to be involved with a broad range of products and applications that utilize concepts, know-how, and technology invented through our own internal funding and creativity. We believe this approach will enhance our ability to work for the Government as well as other entities in mutually productive collaborations. Furthermore, we believe our patent applications can be used as justification for sole source, non-competitive awarding of contracts in accordance with the Federal Acquisition Regulations. In May 2006, we received notification from the United States Patent and Trademark office that a patent has been issued for applications incorporating our technologies. Presently we have four patents and 18 patent applications. Of the 18 patent applications, we have received secrecy orders on seven and expect to receive secrecy orders on another three. Secrecy orders are applied when the underlying technology is deemed by the US Government to be hidden as an issue of national security, among other reasons. These patents and patent applications relate to our core LIPC technology and other technologies related to LGE and high voltage applications.

U.S. Government support for our LGE and LIPC technologies continues through Congressional Plus Ups to the U.S. Navy budget. Work continues on our fiscal year 2005 contract which was delayed until the third quarter of fiscal year 2005 pending release of funds by the military awaiting passage of the Iraq Supplemental Bill. Funding for fiscal year 2006 has been released and we anticipate a contract award in the near future. We expect the new funding to support continued technology development and effects testing. Additionally, we believe that the U.S. Government will internally transfer management of the LIPC transportable demonstrator project to the military. Total LIPC and LGE dedicated funding was $11.1 million and $12.7 million for fiscal years 2006 and 2005, respectively.

OPERATING SEGMENTS

We are currently engaged in developing and marketing through two operating segments: (1) Ionatron, where the focus is on Directed Energy Weapon technology products for sale to the U.S. Government and (2) North Star, where the focus is on the manufacture of customized electrical equipment for sale to a more broad-based market.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005 IS AS FOLLOWS:

	2006	2005
Revenue	$1,997,170	$3,956,522
Cost of revenue	2,023,231	3,775,826
General and administrative	3,594,220	1,345,807
Selling and marketing	126,291	95,133
Research and development	1,201,179	385,656
Other (expense) income:
Interest expense	(4,120)	(58,102)
Interest income	111,982	10,099
Other	35	(7,500)
Loss before provision for income taxes	(4,839,854)	(1,701,403)
Provision for income taxes	10,603	9,293

Net loss	($4,850,457)	($1,710,696)

REVENUE

The decrease of approximately $1,959,000 in revenue for the three months ended June 30, 2006 compared to 2005 is attributable to the completion of certain Ionatron government contracts, including the completion of our initial 12-unit counter IED (“Improvised Explosive Device”) order, and an approximately eight-week temporary interruption in North Star’s operations while we effected facility relocation from Albuquerque to Tucson. As a result of its completion, revenue from our initial 12-unit counter IED order project was reduced by approximately 81% in the three months ended June 30, 2006 when compared to the three months ended March 31, 2006.

COST OF REVENUE

Cost of revenue decreased approximately $1,753,000 when compared to the three months ended June 30, 2005 due to decreased direct revenue activity. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts. As a result of the decline in revenue, the amount of allowable expenses allocable to our projects declined thereby increasing our general and administrative costs. In addition, for the three months ended June 30, 2006, cost of revenue exceeded revenue on a consolidated basis in part due to certain North Star commitments to external customers that were completed at a loss that was not completely offset by Ionatron gross profit.

GENERAL AND ADMINISTRATIVE

The increase of approximately $2.2 million in general and administrative expenses for the three months ended June 30, 2006 from the three months ended June 30, 2005 included the recognition of non-cash employee stock option compensation expense of approximately $832,000 as a result of our adoption of SFAS 123(R). One-time costs of approximately $525,000 associated with the relocation of North Star facilities and resettlement of North Star employees are included in this increase. We also experienced increases in personnel costs and temporary and contract labor costs of approximately $571,000 and $275,000 respectively, which is attributable to our increased number of employees over the second quarter of 2005 and our need for temporary staffing to assist in short-term projects. We also improved our competencies in marketing, accounting and finance by hiring additional personnel. Through the relocation of North Star operations and through consolidation of administrative tasks and other optimizations, we have reduced our overall head-count from March 2006 levels and expect to realize the cost savings of these efficiencies going forward. Also contributing to this increase was a reduced amount of allowable expenses allocable to our projects.

SELLING AND MARKETING

Selling and marketing expenses increased by approximately $31,000 during the three months ended June 30, 2006 from the same period in 2005 as we continue to advance our marketing efforts aided by the addition of one staff member in 2006.

RESEARCH AND DEVELOPMENT

Research and development expenses increased approximately $816,000 during the three months ended June 30, 2006 as compared to 2005 due to our continued strategic decision to internally-fund research and development. During the three months ended June 30, 2006, we commenced new research and development initiatives and continued work on our on-going research projects to expedite the advancement of our core LGE and LIPC technologies. Research and development projects also include work on the vehicle-stopper technology which was derived from our core LGE and LIPC knowledge base. These strategic decisions are designed to advance and strengthen our intellectual property rights and progress technology development at a rate that is less dependent on contract funding.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense in the second quarter of 2006 decreased approximately $54,000 from the same period of 2005 as a result of our retirement of debt in 2005. Interest income increased approximately $102,000 earned through our investment in securities available for sale.

NORTH STAR OPERATIONS

Our consolidated financial information contains the results of North Star for the three months ended June 30, 2006. North Star’s revenue, net of intersegment transactions, decreased to approximately $115,000 for the three months ended June 30, 2006 from approximately $437,000 for the same period in 2005. This decrease is due to the relocation of North Star operations which necessitated a temporary suspension of operations for a period of approximately eight weeks. North Star’s revenue activity for the quarter resulted in a negative gross margin as we concluded certain projects for external customers that were completed at a loss. The operations were in place in Tucson as of the end of the quarter and revenue-generating activities have resumed. Net income for North Star decreased from approximately $45,000 for the three months ended June 30, 2005 to a net loss of approximately $674,000 for the same period in 2006 including approximately $525,000 of one-time relocation charges. Management has instituted additional management changes at the subsidiary that are intended to improve North Star’s financial and operational performance.

NET LOSS

Our operations for the three months ended June 30, 2006 resulted in a net loss of approximately $4.8 million, an increase in our period loss of approximately $3.1 million when compared to the same period in 2005. This increase includes non-cash employee stock option compensation of approximately $832,000, one-time relocation charges of approximately $525,000 and the effect of dedicating substantial resources to increased research and development initiatives (research and development expenditures increased by approximately $816,000 for the quarter).

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 IS AS FOLLOWS:

	2006	2005
Revenue	$7,071,997	$6,526,793
Cost of revenue	6,790,409	6,180,312
General and administrative	6,215,716	2,869,011
Selling and marketing	275,249	230,662
Research and development	2,276,246	491,646
Other (expense) income:
Interest expense	(9,363)	(116,179)
Interest income	224,102	21,001
Other	44	592
Loss before provision for income taxes	(8,270,840)	(3,339,424)
Provision for income taxes	21,902	18,870

Net loss	($8,292,742)	($3,358,294)

REVENUE

Consolidated revenues for the six-month period ended June 30, 2006 increased approximately $545,000 over the same period in 2005. These year-to-date revenues were supported by a stronger first quarter in both Ionatron and North Star revenue production and overall have produced a year-to-date revenue increase notwithstanding the effects of relocating North Star operations during the second quarter and our increased resource allocations to research and development.

COST OF REVENUE

Cost of revenue increased approximately $610,000 when compared to the six months ended June 30, 2005 due to increased revenue activity. The gross margin percentage associated with these costs decreased by approximately 1.33% compared to the same period performance in 2005, in part due to the completion of certain North Star commitments at a gross margin loss. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts.

GENERAL AND ADMINISTRATIVE

The increase of approximately $3.3 million in general and administrative expenses for the six months ended June 30, 2006 from the six months ended June 30, 2005 included the recognition of non-cash employee stock option compensation expense of approximately $1.9 million as a result of our adoption of SFAS 123(R). One-time costs of approximately $525,000 associated with the relocation of North Star facilities and resettlement of North Star employees are included in this increase. We also experienced increases in personnel costs and temporary and contract labor costs of approximately $900,000 and $453,000 respectively, which is attributable to our increased number of employees over the same period of 2005 and our need for temporary staffing to assist in short-term projects and increased competencies in marketing, finance and accounting. Also contributing to this increase was a reduced amount of allowable expenses allocable to our projects.

SELLING AND MARKETING

Selling and marketing expenses increased by approximately $45,000 during the six months ended June 30, 2006 from the same period in 2005 as we continue to advance our marketing efforts through the addition of one staff member in 2006.

RESEARCH AND DEVELOPMENT

Research and development expenses increased approximately $1.8 million during the six months ended June 30, 2006 as compared to 2005 due to our continued strategic decision to internally-fund research and development. During the six months ended June 30, 2006 we commenced new research and development initiatives and we continued work on our on-going research projects to expedite the advancement of our core LGE and LIPC technologies. Research and development projects also include work on the vehicle-stopper technology which was derived from our core LGE and LIPC knowledge base. These strategic decisions are designed to advance and strengthen our intellectual property rights and progress technology development at a rate that is less dependent on contract funding.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense in the first six months of 2006 decreased approximately $107,000 from the first six months of 2005 as a result of our retirement of debt in 2005. Interest income increased approximately $203,000 earned through our investment in securities available for sale.

NORTH STAR OPERATIONS

Our consolidated financial information contains the results of North Star for the six months ended June 30, 2006. North Star’s revenue, net of intersegment transactions, decreased to approximately $400,000 for the six months ended June 30, 2006 from approximately $645,000 for the same period in 2005. This decrease is due to the relocation of North Star operations which necessitated a temporary suspension of operations of approximately eight weeks during the second quarter. The operations were in place in Tucson as of the end of the quarter and revenue-generating activities have resumed. Net loss for North Star increased from approximately $101,000 for the six months ended June 30, 2005 to a net loss of approximately $1.3 million for the same period in 2006. The 2006 first six-month North Star loss includes approximately $525,000 in one-time relocation charges, and negative gross margins associated with completing certain projects. Management has instituted additional changes at the subsidiary that are intended to improve North Star’s financial and operational performance.

NET LOSS

Our operations for the six months ended June 30, 2006 resulted in a net loss of approximately $8.3 million, an increase in our period loss of approximately $4.9 million when compared to the same period in 2005. This increase includes non-cash employee stock option compensation of approximately $1.9 million, one-time relocation charges of more than $547,000 and the effect of dedicating substantial resources to increased research and development initiatives (research and development expenditures increased by approximately $1.8 million for the year to date). Other general and administrative costs increased approximately $2.8 million for expenditures associated with increased rent and facilities expense and an increase in staff and consulting expenses compared to our 2005 same period operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had approximately $123,000 of cash and cash equivalents, a decrease of approximately $248,000 from cash and cash equivalents at December 31, 2005 of $371,000. The reduction in cash on hand is attributable to the timing of and reduction in accounts payable as well as our strategic cash management decisions that result in increased interest earning. We keep sufficient cash on hand to service our anticipated immediate cash requirements and invest our excess cash of $9 million in available-for-sale marketable securities and other highly liquid investments. Our invested cash is readily available for conversion to cash to support our ongoing requirements.

During the first six months of 2006, we used approximately $5.0 million of cash in operating activities. This amount is comprised of primarily of our net loss of $8.3 million, reduced by a decrease in accounts receivable net collections of approximately $2.5 million, non-cash stock option compensation expense of approximately $1.9 million and depreciation and amortization expense of approximately $443,000 partially offset by an increase in inventory of approximately $1.5 million. We anticipate that short-term and long-term funding needs will be provided from cash and available-for-sale marketable securities and cash flow from government contracts. In the first six months of 2006, investment activities provided approximately $2.3 million of cash, consisting of the proceeds from the sale and purchase of investments of $3.0 million, partially offset by equipment purchases of approximately $660,000. During the first six months of 2006, financing activities provided approximately $2.4 million of cash, primarily from the proceeds of option exercises.

 We believe that we have sufficient cash, or access to sufficient cash through potential banking or investing relationships to meet current and future cash needs. Contracts related to our core technologies are on a cost plus fixed fee basis. This means the majority of work performed is done at our government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly. These government-approved rates are adjusted periodically and may be adjusted in the future to incorporate additional costs as the operations expand. Other contracts are at fixed prices which have commercial type gross margins associated with them.

BACK-LOG OF ORDERS

At June 30, 2006, we had a backlog (that is, work load remaining on signed contracts) of approximately $5,702,000 to be completed within the next twelve months. The backlog does not include proposals and contracts under negotiation.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2006, there was no significant change in our internal controls over financial reports that has materially affected, or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

In July 2006, two purported class action complaints were filed by George Wood and Raymond Veedon against Ionatron and its founders. Each of the class actions were filed in the United States District Court for the District of Arizona and allege, among other things, violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, claiming that the Company issued false and misleading statements concerning the development of its counter IED product.. As of the date of this report we have not been served with either complaint. We are unable to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any. However, the company intends to defend itself vigorously in any legal proceedings.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings.

ITEM 1a RISK FACTORS

The contract for our 12-unit pre-production JIN products was concluded during the second quarter of 2006. This contract accounted for approximately 68.4% and 70.2% of our revenue for the year ended December 31, 2005 and the three months ended March 31, 2006, respectively. As the current pre-production order and assessment ended during the second quarter of 2006, the path forward is currently being identified and evaluated. Any new funding will come from approved statements of work and will require additional satisfactory testing by the government.

We rely on government funding for certain aspects of LIPC development through funding provided in the federal government budget and contracts with various government agencies. Due to federal budgetary constraints and an anticipated overall reduction in the defense budget, we cannot assure you that any continued Government funding will be made available, or that we will be able to enter into any agreements with government customers for the further development of LIPC. We expect that additional funding for LIPC will be subject to our technology meeting certain government established milestones. If our LIPC technology does not meet government established milestones, additional government funding may be reduced or eliminated. If additional government funding for LIPC is reduced or is not forthcoming, in the absence of additional funding, our LIPC technology development efforts and revenues will be adversely affected.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2006, the Company issued 260,105 shares of common stock upon exercise of outstanding options and warrants to employees, directors and consultants in addition to shares of common stock issued upon exercise of options granted under stock option plans and stock incentive plans. The securities were issued pursuant to an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of Ionatron, Inc. held on June 21, 2006, 62,590,414 shares of Ionatron’s Common Stock, or 85.4% of the total Common Stock outstanding on the record date for such meeting, were represented.

The stockholders of Ionatron elected Mr. Thomas C. Dearmin and Mr. George P. Farley as Class II Directors with terms expiring at the Annual Meeting of Stockholders to be held in 2009. Of the shares voted with respect to the election of Mr. Dearmin, 62,226,993 were voted in favor and 363,421 were withheld. Of the shares voted with respect to the election of Mr. Farley, 62,067,543 were voted in favor and 522,871 were withheld.

Continuing as a Class I Director with a term expiring in 2008 is Mr. James A. McDivitt. Continuing as Class III Directors with terms expiring in 2007 are Mr. James K. Harlan, and Mr. David C. Hurley.

The stockholders of Ionatron also approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of preferred stock from 1,000,000 to 2,000,000. Of the shares voted with respect to the approval of the amendment of the Certificate of Incorporation, 50,511,910 were voted in favor, 609,725 were voted against and 244,315 abstained. In addition, there were 11,224,464 shares that were not voted on this proposal.

ITEM 6 EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Amendment to Certificate of Incorporation of Ionatron, Inc. filed June 21, 2006.

31.1	Certification of Chief Executive pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IONATRON, INC.

By:	/s/ Thomas C. Dearmin
Thomas C. Dearmin
Chief Executive Officer

Date: August 7, 2006