Form 10-Q
period 2006-09-30
IONATRON, INC.
filed 2006-11-09
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

OR

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number 001-14015

IONATRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0262908
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3716 East Columbia Street, Suite 120	85714
Tucson, Arizona	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code  (520) 628-7415

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
Large Accelerated Filer [ ]  Accelerated Filer [X]   Non-Accelerated Filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 7, 2006 there were 78,111,878 shares of the issuer's common stock, par value $.001 per share, outstanding.

IONATRON, INC.
September 30, 2006

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IONATRON, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$23,817,395	$371,248
Accounts receivable - net	1,925,738	5,367,691
Inventory	2,682,941	1,348,700
Securities available-for-sale	8,500,000	12,000,000
Prepaid expenses and deposits	296,546	486,478
Other receivables	2,690	20,085
Total current assets	37,225,310	19,594,202
Property and equipment - net	2,359,164	1,732,796
Other assets	65,813	50,449
Goodwill	1,487,884	1,487,884
Intangible assets - net	750,600	787,500
TOTAL ASSETS	$41,888,771	$23,652,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$440,164	$997,589
Accrued expenses	532,900	500,656
Accrued compensation	520,488	391,867
Withholding taxes payable	36,762	45
Insurance premium financing	-	216,043
Billings in excess of costs	-	84,208
Current portion of capital lease obligations	46,146	37,617
Total current liabilities	1,576,460	2,228,025
Capital lease obligations	42,595	62,290
Deferred tax liabilities	78,589	47,991
Deferred rent	105,052	82,623
Total liabilities	1,802,696	2,420,929

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock, $.001 par value, 2,000,000 shares authorized and 710,000 shares issued and outstanding at September 30, 2006; 720,000 shares issued and outstanding at December 31, 2005.	710	720
Common stock, $.001 par value, 100,000,000 shares authorized; 78,001,825 shares issued and outstanding at September 30, 2006; 71,996,111 shares issued and outstanding at December 31, 2005	78,002	71,996
Additional paid-in capital	59,477,040	28,044,794
Accumulated deficit	(19,469,677)	(6,885,608)
Total stockholders’ equity	40,086,075	21,231,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,888,771	$23,652,831

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,
	2006	2005

Revenue	$1,537,314	$6,219,161

Cost of revenue	1,539,077	5,560,579

Gross profit (loss)	(1,763)	658,582

Operating expenses:
General and administrative	2,492,610	580,042
Selling and marketing	144,522	144,928
Research and development	967,850	231,806
Total operating expenses	3,604,982	956,776

Operating loss	(3,606,745)	(298,194)

Other (expense) income
Interest expense	(2,122)	(63,897)
Interest income	255,093	9,380
Other	500	1,853
Total other	253,471	(52,664)

Loss before provision for income taxes	(3,353,274)	(350,858)

Provision for income taxes	10,199	10,477

Net loss	(3,363,473)	(361,335)

Preferred stock dividends	(298,054)	-

Net loss attributable to common stockholders	$(3,661,527)	$(361,335)

Net loss per common share – basic and diluted	$(0.05)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	76,084,796	71,354,540

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended September 30,
	2006	2005

Revenue	$8,609,311	$12,745,954

Cost of revenue	8,329,486	11,740,891

Gross profit	279,825	1,005,063

Operating expenses:
General and administrative	8,708,326	3,449,053
Selling and marketing	419,771	375,590
Research and development	3,244,096	723,452
Total operating expenses	12,372,193	4,548,095

Operating loss	(12,092,368)	(3,543,032)

Other (expense) income
Interest expense	(11,485)	(180,076)
Interest income	479,195	30,381
Other	544	2,445
Total other	468,254	(147,250)

Loss before provision for income taxes	(11,624,114)	(3,690,282)

Provision for income taxes	32,101	29,347

Net loss	(11,656,215)	(3,719,629)

Preferred stock dividends	(905,377)	-

Net loss attributable to common stockholders	$(12,561,592)	$(3,719,629)

Net loss per common share – basic and diluted	$(0.17)	$(0.05)

Weighted average number of shares outstanding, basic and diluted	73,858,433	71,187,716

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

	Common Stock		Preferred Stock			Accumulated
	Shares	Amount	Shares	Amount	APIC	Deficit	Total
Balance as of December 31, 2005	71,996,111	$71,996	720,000	$720	$28,044,794	$(6,885,608)	$21,231,902

Exercise of stock options and warrants	1,276,833	1,278	-	-	2,463,610	-	2,464,888
Options and warrants issued for services performed	-	-	-	-	214,029	-	214,029
Stock-based compensation expense	-	-	-	-	2,882,721	-	2,882,721
Preferred stock converted into common stock	20,833	21	(10,000)	(10)	(11)	-	-
Preferred stock dividend paid May 1, 2006	46,914	47	-	-	624,144	(624,191)	-
Preferred stock dividend paid August 1, 2006	44,807	44	-	-	303,619	(303,663)	-
Sale of common stock and warrants net of offering costs	4,616,327	4,616	-	-	24,944,134	-	24,948,750
Net loss for the nine monthsended September 30, 2006	-	-	-	-	-	(11,656,215)	(11,656,215)
Balance as of September 30, 2006	78,001,825	$78,002	710,000	$710	$59,477,040	$(19,469,677)	$40,086,075

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,656,215)	$(3,719,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	687,266	920,773
Loss (gain) on equipment disposal	(3,996)	58,825
Deferred income tax provision	30,598	28,731
Provision for doubtful accounts	98,400	-
Provision for losses on projects	144,892	-
Charge for obsolete inventory	825,433	-
Non-cash stock based compensation expense	2,882,721	-
Stock, options and warrants issued for services performed	214,029	211,646
(Increase) in other assets	(15,364)	(28,225)
Changes in working capital components:
(Increase) decrease in accounts receivable	3,343,553	(370,241)
Decrease in other receivables	17,395	18,973
(Increase) in inventory	(2,731,270)	(698,391)
Decrease in prepaid expenses and deposits	189,932	35,504
Increase (decrease) in accounts payable	(557,425)	948,685
Increase (decrease) in billings in excess of costs	(84,208)	44,713
Increase (decrease) in accrued expenses	3,968	(77,808)
Net cash used in operating activities	(6,610,291)	(2,626,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(833,079)	(889,524)
Proceeds from sale of available-for-sale marketable securities	4,000,000	1,000,000
Purchases of available-for-sale marketable securities	(500,000)	-
Proceeds from disposal of equipment	6,899	-
Net cash provided by investing activities	2,673,820	110,476

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	24,948,750	-
Proceeds from note payable to stockholder	-	100,000
Principal payments on capital lease obligations	(31,020)	(16,772)
Exercise of stock options and warrants	2,464,888	524,813
Net cash provided by financing activities	27,382,618	608,041

Net increase (decrease) in cash and cash equivalents	23,446,147	(1,907,927)

Cash and cash equivalents, beginning of period	371,248	2,495,779

Cash and cash equivalents, end of period	$23,817,395	$587,852

See non-cash investing and financing activities at Note 14
See accompanying notes to consolidated financial statements (unaudited)

1.         NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF BUSINESS AND SUMMARY OF OPERATIONS:

Ionatron, Inc. (“Ionatron”) was formed on June 3, 2002 to develop and market products and systems based on Laser Guided Energy (“LGE”™) technologies which deliver high voltage electrical charges via Laser Induced Plasma Channels ("LIPC"™). We develop LGE weapon and countermeasure products for U.S. Government customer military and security applications and platforms. We also expect to develop these products and our other proprietary high voltage technologies into commercial, industrial and scientific applications. Ionatron and various U.S. Government organizations have entered into several contracts for technology development, products and services related to the application of LGE and high voltage technologies. Additionally, Ionatron has entered into Cooperative Research and Development Agreements for joint research on Laser Induced Plasma Channel based directed energy technologies.

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

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Ionatron and our wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star as of September 30, 2006 (collectively, "Company," "Ionatron," "we," "our" and "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. For comparative purposes, we have reclassified prior year rent deposits to long term other assets to conform to current year presentations. The results for the nine-month period ended September 30, 2006, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

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

2.            RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.” This Bulletin provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006. To the best of our knowledge we do not expect the application of SAB 108 to have a material effect on our previously reported financial statements or the financial statements for the period of adoption.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS No. 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. In addition, SFAS No. 158 requires companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within 90 days of the end of the fiscal year and is effective for companies with fiscal years ending after December 15, 2006. We are currently assessing the impact, if any, of the adoption of SFAS No. 158.

3.      STOCK-BASED COMPENSATION

Stock Options - Employees and Directors

We have a number of plans and programs for stock-based compensation of employees, directors and others. We have the ability to grant stock options for a fixed number of shares or restricted stock grants to employees and directors. Awards under the plans vest over periods ranging from immediate vesting to four years, depending upon the type of award or attainment of specified performance criteria. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.

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

We adopted the modified prospective application method as provided by SFAS 123(R). Under this method, SFAS 123(R) is applied to stock-based compensation made after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that were outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption will be based on the grant-date fair value for those awards.

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

We recognized non-cash employee and director stock-based compensation expense of approximately $950,000 during the three months ended September 30, 2006 and $2,883,000 for the nine months ended September 30, 2006. There is no related income tax benefit recognized in the condensed consolidated statements of operations recorded for the three and nine months ended September 30, 2006 because our deferred tax assets are fully offset by a valuation allowance. The estimated fair value of our stock options, less expected forfeitures, is amortized over the awards’ and restricted stock grants’ expected service period on a straight-line basis.

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

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net loss:
As reported	$(361,335)	$(3,719,629)

Pro forma stock compensation expense	(380,154)	(3,190,581)
Pro forma	$(741,489)	$(6,910,210)

Net loss per share – basic and diluted:
As reported	$(0.01)	$(0.05)
Pro forma	$(0.01)	$(0.10)

The fair value of our stock options granted in the three months ended September 30, 2006 and 2005 was estimated at the date of grant using the following assumptions:

	Nine months Ended September 30
	2006		2005
Expected life (years)	2.5 years		5.0 years
Dividend yield	0.0%		0.0%

	From	To	From	To
Expected volatility	38.44%	42.71%	62.0%	75.0%
Risk free interest rates	4.57%	4.96%	3.29%	4.05%

The following table summarizes the activity of our stock option plans for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2005	3,481,615	$4.30
Granted	3,506,850	$7.49
Exercised	(1,357,635)	$2.72
Forfeited	(446,857)	$9.35
Outstanding at September 30, 2006	5,183,973	$6.51	$2,494,998

Exercisable at September 30, 2006	1,879,652	$5.17	$2,375,460

As of September 30, 2006, there was approximately $6.7 million of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately two years.

Stock Options and Warrants - Non Employees

Compensation expense recorded for shares and options issued to non-employees for the three months ended September 30, 2005 and 2006 was approximately $66,000 and $159,000 respectively, which was charged to operating expenses with an offsetting entry to additional paid-in capital. Compensation expense recorded for shares and options issued to non-employees for the nine month period ended September 30, 2005 and 2006 was approximately $212,000 and $214,000 respectively, which was charged to operating expenses with an offsetting entry to additional paid in capital.

4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at:	September 30, 2006	December 31, 2005

Contracts in progress	$1,172,330	$3,375,104
Completed contracts	154,204	-
Retained	100,000	100,000
Cost and estimated earnings on uncompleted contracts	569,681	1,931,434
	1,996,215	5,406,538
Less:
Allowance for doubtful accounts	70,477	38,847
Total	$1,925,738	$5,367,691

Contract receivables at September 30, 2006 and December 31, 2005 are expected to be collected within 60 days. There are no claims or unapproved change orders included in contract receivables presented. The allowance for doubtful accounts represents an estimate for potentially uncollectible accounts receivable related to non-governmental customers which is based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable.

Costs and Estimated Earnings on Uncompleted Contracts
	September 30, 2006	December 31, 2005

Cost incurred on uncompleted contracts	$23,150,413	$14,457,299
Estimated earnings	1,688,382	1,122,673

Total billable costs and estimated earnings	24,838,795	15,579,972
Less:
Billings to date	24,269,114	13,732,746

Total	$569,681	$1,847,226

Included in accompanying balance sheet under the following captions:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$569,681	$1,931,434
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(84,208)

Total	$569,681	$1,847,226

5.        INVENTORY

Inventories include material, direct labor and related manufacturing and administrative overhead and are stated at the lower of cost (determined on a weighted average basis) or market. Our inventories consist of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Materials	$1,884,552	$815,788
Work-in-process	798,388	532,912
Total	$2,682,941	$1,348,700

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

Available-for-sale securities consist of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Asset Backed Securities Repriced Monthly	$3,000,000	$3,000,000
Municipal Bonds	4,500,000	5,500,000
Total Debt Securities	7,500,000	8,500,000

Preferred stock	1,000,000	3,500,000
Total Equity Securities	1,000,000	3,500,000

Total available-for-sale securities	$8,500,000	$12,000,000

As of September 30, 2006 and December 31, 2005, there were no unrealized gains or losses relative to the above securities.

7.       ACCRUED EXPENSES

  Accrued expenses consisted of the following at:

	September 30, 2006	December 31, 2005

Accrued professional fees	$23,900	$123,000
Overdraft	-	87,698
Property taxes	34,113	-
Customer deposits	205,300	27,500
Other accrued	269,587	262,458
Total accrued expenses	$532,900	$500,656

8.        STOCKHOLDERS’ EQUITY

On August 8, 2006, we sold 4,616,327 shares of our common stock and 923,272 warrants to purchase our common stock for gross proceeds of approximately $26.5 million. Placement agent fees and other costs of the offering were approximately $1.6 million. The warrants are exercisable for a period of five (5) years commencing on August 8, 2006 at an exercise price of $9.15 per warrant share.

9.      INCOME TAXES

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

For the three and nine months ended September 30, 2006, we recorded provisions for income taxes of approximately $10,000 and $32,000, respectively due to an increase in deferred tax liabilities as a result of the tax amortization of goodwill related to the North Star Acquisition.

10.       SIGNIFICANT CUSTOMERS

The substantial majority of our customers are either the U.S. Government or contractors to the U.S. Government and represent approximately 96% and 98% of revenues for the nine months ended September 30, 2006 and 2005, respectively.

11.      NET LOSS PER SHARE

Basic loss per share is computed as net loss attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants. The dilutive effect of options and warrants, which were not included in the total of diluted shares because the effect was antidilutive, was 1,074,424 and 2,553,968 shares for the three months ended September 30, 2006 and 2005, respectively and 751,624 and 2,524,552 for the nine months ended September 30, 2006 and 2005, respectively.

12.      DIVIDENDS

On October 19, 2006, the Board of Directors declared the 6.5% dividend payable on November 1, 2006 to the holders of our Series A Redeemable Cumulative Preferred Stock and that the dividend will be paid in shares of our common stock to the holders of record on October 15, 2006. Dividends on Preferred Stock are accrued when the Board of Directors declares the dividend. The recording of the dividend will have no effect on our cash or total balance sheet equity. Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at the discretion of the Company.

13.     COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

In Tucson, Arizona, we lease office, manufacturing and storage space under four non-cancellable operating lease agreements. Our primary research and prototype facility is leased at an annual rental of $330,000 from a company that is partially owned by principal stockholders. This lease expires in November 2012, contains renewal options and an escalation provision at the end of 2007 that increases our annual rent by $49,500. We account for the escalation provision by straight-lining the rent expense. On September 16, 2005 we took possession of additional manufacturing space that has a monthly rental of approximately $5,100 under a month-to-month lease agreement. In January 2006, we consolidated executive and administrative offices into one location proximate to our Tucson research and prototype facilities under a renewable 11-month operating lease, with monthly rent of approximately $9,400. We have exercised our option to renew this lease for a three-year period beginning December 1, 2006. In connection with the relocation of our North Star operations, on June 1, 2006 we commenced a 3-year non-cancellable, renewable operating lease at an annual rent of approximately $64,000 with annual escalations. We are also responsible for certain property related costs, including insurance, utilities and property taxes.

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

We also lease vehicles under non-cancelable operating lease agreements to facilitate our material purchasing activities. These lease commitments total approximately $600 per month. We are responsible for registration, licensing and insurance costs.

Rent expense was approximately $229,000 and $268,000 for the three months ended September 30, 2006 and 2005 respectively. For the nine months ended September 30, 2006 and 2005, rent expense was approximately $769,000 and $570,000, respectively. Rent expense includes lease payments and lease related expenses including rental taxes, passed-through property taxes, common-area maintenance charges and certain utilities that are not separately metered and billed.

Future minimum lease payments under these operating lease agreements are as follows:

Years ending December 31,	Amount

2006	$209,207
2007	759,728
2008	812,565
2009	777,893
2010	457,600
Thereafter	711,563
Total	$3,728,556

CAPITAL LEASES

We rent office equipment under capital lease agreements with approximately $2,000 in monthly payments. We also rent two vehicles for use in our operations under capital lease agreements with approximately $2,200 in monthly payments.

Future annual minimum lease payments under these leases are:

Years ending December 31,	Amount

Remaining nine months of 2006	$12,702
2007	50,810
2008	29,309
2009	2,044
Total payments	94,865

Less: interest	(6,124)

Total principal	88,741

Less: Current portion of capital lease obligations	46,146

Long-term capital lease obligations	$42,595

GUARANTEES

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of September 30, 2006 and December 31, 2005.

LITIGATION

In July 2006, two class action complaints were filed by George Wood and Raymond Veedon against Ionatron and its founders. Each of the class actions were filed in the United States District Court for the District of Arizona and allege, among other things, violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, claiming that the Company issued false and misleading statements concerning the development of its counter IED product. The cases will be consolidated, and a consolidated amended complaint will be served. We are unable to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any. However, the Company intends to defend itself vigorously in any legal proceedings.

In September 2006, a derivative action was filed by John T. Johnasen in Arizona State Court, Pima County against certain of the Company’s officers and directors alleging, among other claims, breach of fiduciary duty. The court has stayed the derivative action pending a decision on the Company’s anticipated motion to dismiss the consolidated amended complaint in the class action described above.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings.

14.      SUPPLEMENTAL CASH FLOW INFORMATION
	Nine months Ended September 30,
	2006	2005
Cash paid during the period for:
Interest	$11,485	$118,563
Income taxes	1,100	--
Non-cash Investing and Financing Activities:
Capital lease obligations incurred for use of equipment	19,854	119,746
Common stock issued for the payment of preferred stock dividends	927,854	--
Assets transferred from inventory to property and equipment	426,704	--

15.      INDUSTRY SEGMENTS

The Company is currently engaged in developing and marketing through two distinct segments: (1) Ionatron, where the focus is on the development of LGE technology products and (2) North Star, where the focus is on the manufacture of customized high performance electrical equipment for sale in a more broad-based market.

Selected Financial Data for the Three Months Ended September 30, 2006

Business Segment	Revenues	Depreciation and Amortization	Interest Income	Interest Expense	Net (Loss)	Capital Expenditures	Identifiable Assets
Ionatron	$1,360,298	$215,554	$254,939	$1,803	$(3,071,375)	$49,414	$43,375,359
North Star	177,016	28,995	154	319	(292,098)	123,336	2,937,719
Total Company	1,537,314	244,549	255,093	2,122	(3,363,473)	172,750	46,313,078
Intersegment	-	-	-	-	-	-	(2,009,307)
Investment in Sub	-	-	-	-	-	-	(2,415,000)
Consolidated Company	$1,537,314	$244,549	$255,093	$2,122	$(3,363,473)	$172,750	$41,888,771

Selected Financial Data for the Nine Months Ended September 30, 2006

Business Segment	Revenues	Depreciation and Amortization	Interest Income	Interest Expense	Net (Loss)	Capital Expenditures
Ionatron	$8,032,522	$607,168	$478,579	$10,789	$(10,041,687)	$670,236
North Star	951,018	80,098	616	696	(1,614,528)	182,697
Total Company	8,983,540	687,266	479,195	11,485	(11,656,215)	852,933
Intersegment	(374,229)	-	-	-	-	-
Consolidated Company	$8,609,311	$687,266	$479,195	$11,485	$(11,656,215)	$852,933

Selected Financial Data for the Three Months Ended September 30, 2005

Business Segment	Revenues	Depreciation and Amortization	Interest Income	Interest Expense	Net Income (Loss)	Capital Expenditures	Identifiable Assets
Ionatron	$5,904,014	$295,285	$8,913	$63,594	$(510,030)	$313,202	$10,390,958
North Star	1,035,671	29,775	467	303	148,695	-	2,874,105
Total Company	6,939,685	325,060	9,380	63,897	(361,335)	313,202	13,265,063
Intersegment	(720,524)	-	-	-	-	-	(85,380)
Investment in Sub	-	-	-	-	-	-	(2,415,000)
Consolidated Company	$6,219,161	$325,060	$9,380	$63,897	$(361,335)	$313,202	$10,764,683

Selected Financial Data for the Nine Months Ended September 30, 2005

Business Segment	Revenues	Depreciation and Amortization	Interest Income	Interest Expense	Net Income (Loss)	Capital Expenditures
Ionatron	$11,785,933	$831,619	$29,132	$179,190	$(3,767,329)	$968,060
North Star	1,995,996	89,154	1,249	886	47,700	41,210
Total Company	13,781,929	920,773	30,381	180,076	(3,719,629)	1,009,270
Intersegment	(1,035,975)	-	-	-	-	-
Consolidated Company	$12,745,954	$920,773	$30,381	$180,076	$(3,719,629)	$1,009,270

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

OVERVIEW

Ionatron, Inc. (“Ionatron”) was formed on June 3, 2002 to develop and market products and systems based on Laser Guided Energy (“LGE”™) technologies which deliver high voltage electrical charges via Laser Induced Plasma Channels ("LIPC"™). We develop LGE weapon and countermeasure products for U.S. Government customer military and security applications and platforms. We also expect to develop these products and our other proprietary high voltage technologies into commercial, industrial and scientific applications. Ionatron and various U.S. Government organizations have entered into several contracts for technology development, products and services related to the application of LGE and high voltage technologies. Additionally, Ionatron has entered into Cooperative Research and Development Agreements (“CRADA”) for joint research on Laser Induced Plasma Channel based directed energy technologies.

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

Our intellectual property strategy is directed toward establishing an integral position for us to be involved with a broad range of products and applications that utilize concepts, know-how, and technology invented through our own internal funding and creativity. We believe this approach will enhance our ability to work for the Government as well as other entities in mutually productive collaborations. Furthermore, we believe our patent applications can be used as justification for sole source, non-competitive awarding of contracts in accordance with the Federal Acquisition Regulations. Presently we have four patents and have 26 pending patent applications. Of the 26 pending patent applications, we have received secrecy orders on seven and expect to receive secrecy orders on another eleven. The U.S. patent office imposes secrecy orders when disclosure of an invention by publication of a patent would be detrimental to the national security. These patents and patent applications relate to our core LIPC technology and other technologies related to LGE and high voltage applications.

U.S. Government support for our LGE and LIPC technologies continues through Congressional Plus Ups to the U.S. Navy budget. Work continues on our fiscal year 2005 contract which was delayed until the third quarter of fiscal year 2005 pending release of funds by the military awaiting passage of the Iraq Supplemental Bill. Funding for fiscal year 2006 has been released and we anticipate several contract awards from this funding in the near future. We expect the new funding to support continued technology development and effects testing, including advancement of the understanding of the physics of various aspects of the technology. The U.S. Government has advanced the management of the LIPC transportable demonstrator project to the military. Total LIPC and LGE dedicated funding was approximately $11.1 million and $12.7 million for fiscal years 2006 and 2005, respectively. During the third quarter 2006 an additional approximately $5.1 million in Government funding was identified to implement a new program that will involve several organizations within the Department of Defense (“DoD”) in developing a new application for the core LGE and LIPC technologies. As announced October 2, 2006, additional funding of approximately $600,000 from another DoD entity was inserted into an existing contract to support additional effects testing. The DoD component that sponsored that effort is in the process of implementing its own contracting vehicle so that mission-specific applications for that organization will be directly managed by that organization. It is expected that the funding for this will occur during the first quarter of 2007 and is expected to be in excess of approximately $1.0 million.

The fiscal year 2007 Defense Authorization bill contained approximately $400,000 for testing of the Counter-IED system technology by an independent group. It is expected that this testing will occur during late fourth quarter 2006, or early first quarter 2007.

Ionatron also signed CRADA agreements with the U.S. Army Research and Engineering Development Command at Picatinny Arsenal and the Naval Surface Warfare Center at Crane in the third quarter of 2006. These agreements allow for Ionatron to work with these groups in a cooperative manner and retain key intellectual property, while having access to Government provided information that would not normally be available to a private entity.

During the third quarter of 2006 Ionatron received a Small Business Technology Transfer Research Contract from the Army Research Office. This effort involves using unique aspects of the ultra-short pulse laser technology for remote sensing applications. Ionatron is teamed with the University of Arizona in this effort. While the amount of this award is approximately $100,000, it is only a phase 1 activity over 6 months. The program is progressing well and should complete in the first quarter of 2007. Upon completion it is anticipated that the results will warrant continuing the program in a phase 2 effort for building hardware.

OPERATING SEGMENTS

We are currently engaged in developing and marketing through two operating segments: (1) Ionatron, where the focus is on Directed Energy Weapon technology products for sale to the U.S. Government and (2) North Star, where the focus is on the manufacture of customized high performance electrical equipment for sale to a more broad-based market.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 IS AS FOLLOWS:

	2006	2005
Revenue	$1,537,314	$6,219,161
Cost of revenue	1,539,077	5,560,579
General and administrative	2,492,610	580,042
Selling and marketing	144,522	144,928
Research and development	967,850	231,806
Other (expense) income:
Interest expense	(2,122)	(63,897)
Interest income	255,093	9,380
Other	500	1,853
Loss before provision for income taxes	(3,353,274)	(350,858)
Provision for income taxes	10,199	10,477

Net loss	($3,363,473)	($361,335)

REVENUE

The decrease of approximately $4,682,000 in revenue for the three months ended September 30, 2006 compared to 2005 is attributable to the completion last quarter of certain Ionatron government contracts, including the completion of our initial 12-unit counter IED (“Improvised Explosive Device”) order.

COST OF REVENUE

Cost of revenue decreased approximately $4,022,000 when compared to the three months ended September 30, 2005 due to decreased direct revenue activity. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts. Primarily as a result of lower revenue, the amount of allowable expenses allocated to our revenue projects also decreased.

GENERAL AND ADMINISTRATIVE

The increase of approximately $1.9 million in general and administrative expenses for the three months ended September 30, 2006 from the three months ended September 30, 2005 included the recognition of non-cash director and employee stock option compensation expense of approximately $950,000 as a result of our adoption of SFAS 123(R). We incurred a charge for excess or obsolete inventory of approximately $619,000 that was based on a lower of cost or market analysis of items in inventory that are no longer on our active bills-of-material. We also experienced increases in personnel costs and temporary and contract labor costs of approximately $579,000, which is attributable to our increased number of employees over the second quarter of 2005 and our need for temporary staffing to assist in short-term projects. Through the relocation of North Star operations and through consolidation of administrative tasks and other optimizations, we have reduced our overall head-count from March 2006 levels and expect to realize the cost savings of these efficiencies going forward.

SELLING AND MARKETING

Selling and marketing expenses remained level at approximately $144,000 for the three months ended September 30, 2006 and the same period in 2005 which reflects the increase in personnel costs, with the addition of one staff member in 2006, and a decrease in other expenses as we continue to advance our marketing efforts.

RESEARCH AND DEVELOPMENT

Research and development expenses increased approximately $736,000 during the three months ended September 30, 2006 as compared to 2005 due to our continued strategic decision to internally-fund research and development. During the three months ended September 30, 2006, we continued work on our on-going research projects to expedite the advancement of our core LGE and LIPC technologies. Research and development projects also include work on the vehicle-stopper technology which was derived from our core LGE and LIPC knowledge base. These strategic decisions are designed to advance and strengthen our intellectual property rights and progress technology development at a rate that is less dependent on contract funding.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense in the second quarter of 2006 decreased approximately $62,000 from the same period of 2005 as a result of our retirement of debt in 2005. Interest income increased approximately $246,000 earned through our investment in securities available for sale.

NORTH STAR OPERATIONS

Our consolidated financial information contains the results of North Star for the three months ended September 30, 2006. North Star’s revenue, net of intersegment transactions, decreased to approximately $177,000 for the three months ended September 30, 2006 from approximately $315,000 for the same period in 2005. North Star’s revenue activity for the quarter resulted in a negative gross margin due to an approximately $144,000 provision for losses on projects for North Star customers which we expect will be completed at a loss. Net income for North Star decreased from approximately $149,000 for the three months ended September 30, 2005 to a net loss of approximately $292,000 for the same period in 2006.

NET LOSS

Our operations for the three months ended September 30, 2006 resulted in a net loss of approximately $3.4 million, an increase in our period loss of approximately $3.0 million when compared to the same period in 2005. This increase includes non-cash employee stock option compensation of approximately $950,000, the effect of dedicating substantial resources to increased research and development initiatives (research and development expenditures increased by approximately $736,000 for the quarter) and a provision for excess or obsolete inventory of approximately $619,000,.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 IS AS FOLLOWS:
	2006	2005
Revenue	$8,609,311	$12,745,954
Cost of revenue	8,329,486	11,740,891
General and administrative	8,708,326	3,449,053
Selling and marketing	419,771	375,590
Research and development	3,244,096	723,452
Other (expense) income:
Interest expense	(11,485)	(180,076)
Interest income	479,195	30,381
Other	544	2,445
Loss before provision for income taxes	(11,624,114)	(3,690,282)
Provision for income taxes	32,101	29,347

Net loss	($11,656,215)	($3,719,629)

REVENUE

Consolidated revenues for the nine-month period ended September 30, 2006 decreased approximately $4.1 million over the same period in 2005 which is attributable to the completion of certain Ionatron government contracts, including the initial 12-unit counter IED (“Improvised Explosive Device”) order and our increased resource allocations to research and development.

COST OF REVENUE

Cost of revenue decreased approximately $3.4 million when compared to the nine months ended September 30, 2005 due to decreased revenue activity. The gross margin percentage associated with these costs decreased by approximately 4.6% compared to the same period performance in 2005. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts. Primarily as a result of lower revenue, the amount of allowable expenses allocated to our revenue projects also decreased.

GENERAL AND ADMINISTRATIVE

The increase of approximately $5.3 million in general and administrative expenses for the nine months ended September 30, 2006 from the nine months ended September 30, 2005 included the recognition of non-cash director and employee stock option compensation expense of approximately $2.9 million as a result of our adoption of SFAS 123(R). Incurred general and administrative expenses increased approximately $6.0 million partially offset by an approximate $3.5 million increased amount of general and administrative expenses allocated to cost of revenue, research and development, and inventory. The $6.0 million increase was primarily caused by increases in personnel costs and temporary and contract labor costs of approximately $4.2 million, which is attributable to our increased number of employees over the same period of 2005 and our need for temporary staffing to assist in short-term projects and increased competencies in marketing, finance and accounting. We incurred a charge for excess or obsolete inventory of approximately $825,000 that was primarily based on a lower of cost or market analysis of items in inventory that are no longer on our active bills-of-material. One-time costs of approximately $525,000 associated with the relocation of North Star facilities and resettlement of North Star employees are included in this increase and professional and director expenses increased approximately $635,000 which is reflective of increased legal costs, director compensation costs and the non-cash expense of a warrant issued for services.

SELLING AND MARKETING

Selling and marketing expenses increased by approximately $44,000 during the nine months ended September 30, 2006 from the same period in 2005 as we continue to advance our marketing efforts through the addition of one staff member in 2006.

RESEARCH AND DEVELOPMENT

Research and development expenses increased approximately $2.5 million during the nine months ended September 30, 2006 as compared to 2005 due to our continued strategic decision to internally-fund research and development. During the nine months ended September 30, 2006 we commenced new research and development initiatives and we continued work on our on-going research projects to expedite the advancement of our core LGE and LIPC technologies. Research and development projects also include work on the vehicle-stopper technology which was derived from our core LGE and LIPC knowledge base. These strategic decisions are designed to advance and strengthen our intellectual property rights and progress technology development at a rate that is less dependent on contract funding.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense in the first nine months of 2006 decreased approximately $169,000 from the first nine months of 2005 as a result of our retirement of debt in 2005. Interest income increased approximately $449,000 earned through our investment in securities available for sale.

NORTH STAR OPERATIONS

Our consolidated financial information contains the results of North Star for the nine months ended September 30, 2006. North Star’s revenue, net of intersegment transactions, decreased to approximately $577,000 for the nine months ended September 30, 2006 from approximately $960,000 for the same period in 2005. This decrease is due to the relocation of North Star operations which necessitated a temporary suspension of operations of approximately eight weeks during the second quarter. Net income for North Star decreased from approximately $48,000 for the nine months ended September 30, 2005 to a net loss of approximately $1.6 million for the same period in 2006. The 2006 first nine-month North Star loss includes approximately $525,000 in one-time relocation charges, negative gross margins associated with completing certain projects and providing for estimated losses on other projects. Management continues to closely monitor activity at the subsidiary with the intention to improve North Star’s financial and operational performance.

NET LOSS

Our operations for the nine months ended September 30, 2006 resulted in a net loss of approximately $11.7 million, an increase in our period loss of approximately $8.0 million when compared to the same period in 2005. This increase includes non-cash employee stock option compensation of approximately $2.9 million, the effect of dedicating substantial resources to increased research and development initiatives (research and development expenditures increased by approximately $2.5 million for the year to date), the increase of other general and administrative costs of approximately $2.3 million for expenditures associated with increased rent and facilities expense and an increase in staff, temporary and contract labor, and professional and director expenses compared to our 2005 same period operations, a provision for excess or obsolete inventory of approximately $825,000 and a one-time relocation charges of more than $547,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had approximately $32.3 million of cash and cash equivalents and available-for-sale marketable securities, an increase of approximately $19.9 million from cash and cash equivalents and available-for-sale marketable securities at December 31, 2005 of approximately $12.4 million. The increase is attributable to the sale of common stock and warrants in August 2006. We keep sufficient cash on hand to service our anticipated immediate cash requirements and invest our cash and cash equivalents and available-for-sale marketable securities in short-term, highly liquid money market funds and specific marketable securities which are highly liquid investments. Our investments are readily available for conversion to cash to support our ongoing requirements.

During the first nine months of 2006, we used approximately $6.6 million of cash in operating activities. This amount is comprised primarily of our net loss of approximately $11.7 million and an increase in inventory of approximately $2.7 million reduced by a decrease in accounts receivable net collections of approximately $3.3 million, non-cash stock option compensation expense of approximately $2.9 million, a charge for obsolete inventory of approximately $825,000 and depreciation and amortization expense of approximately $687,000. We anticipate that short-term and long-term funding needs will be provided from cash and cash equivalents and available-for-sale marketable securities and cash flow from government contracts. In the first nine months of 2006, investment activities provided approximately $2.7 million of cash, consisting of the proceeds from the sale and purchase of investments of $3.5 million, partially offset by equipment purchases of approximately $833,000. During the first nine months of 2006, financing activities provided approximately $27.4 million of cash, primarily from the proceeds from the sale of common stock and warrants of approximately $24.9 million, as well as approximately $2.5 million proceeds from option exercises.

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

BACK-LOG OF ORDERS

At September 30, 2006, we had a backlog (that is, work load remaining on signed contracts) of approximately $4,737,000 to be completed within the next twelve months. The backlog does not include proposals and contracts under negotiation.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2006, there was no significant change in our internal controls over financial reports that has materially affected, or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

In July 2006, two class action complaints were filed by George Wood and Raymond Veedon against Ionatron and its founders. Each of the class actions were filed in the United States District Court for the District of Arizona and allege, among other things, violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, claiming that the Company issued false and misleading statements concerning the development of its counter IED product. The cases will be consolidated, and a consolidated amended complaint will be served. We are unable to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any. However, the Company intends to defend itself vigorously in any legal proceedings.

In September 2006, a derivative action was filed by John T. Johnasen in Arizona State Court, Pima County against certain of the Company’s officers and directors alleging, among other claims, breach of fiduciary duty. The court has stayed the derivative action pending a decision on the Company’s anticipated motion to dismiss the consolidated amended complaint in the class action described above.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2006, the Company issued 278,249 shares of common stock upon exercise of outstanding options and warrants to employees, directors and consultants in addition to shares of common stock issued upon exercise of options granted under stock option plans and stock incentive plans. The securities were issued pursuant to an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

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

IONATRON, INC.

By:	/s/ Dana A, Marshall
Dana A. Marshall
Chief Executive Officer and President

Date: November 9, 2006