Form 10-K
period 2006-12-31
IONATRON, INC.
filed 2007-03-16
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number 001-14015

IONATRON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0262908
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3716 East Columbia Street, Suite 120
Tucson, Arizona	85714
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code  (520) 628-7415

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Series A Preferred Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐   Accelerated Filer ☒    Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2006 (the last day of the registrant’s most recently completed second quarter) was approximately $132,097,000.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 14, 2007 was 78,171,267.

IONATRON, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1. BUSINESS:

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS:

Certain statements in this Form 10-K constitute forward-looking statements for purposes of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as “may”, “believe”, “will”, “expect”, “expected”, “project”, “anticipate”, “anticipated” “estimates”, “plans”, “strategy”, “target”, “prospects” or “continue”. These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors above. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

This report may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549 or at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

GENERAL:

Ionatron was formed to develop and market Directed Energy Weapon products and other products incorporating its proprietary Laser Induced Plasma Channel ("LIPC") and related technologies. Our goal is to deliver products that incorporate our technology for sale to Government customers for specific applications and platforms as well as products for other commercial customers. Ionatron has entered into several contracts with the Government for products and services as well as Cooperative Research and Development Agreements for joint research on LIPC-based Directed Energy Weapons and Counter-Weapon Systems. We expect to offer Government approved versions of our products for other Government and non-Government security applications in the future. Since our inception, we have engaged in research and development and business development activities. Our first Government contract was received in September of 2003. During 2004 we demonstrated the laser guided man-made lightning Directed Energy technology in the laboratory, demonstrated the technology effects on a variety of targets both under Government contract and using internal research and development funding, delivered a compact laser system specifically designed to enable the technology under a Government contract; and commenced a Government contract for the development of a system on a mobile platform for field demonstration and testing. In 2005, utilizing contract and internal research and development funds, we continued development of laser sources, advanced high voltage systems, and special-purpose optical systems, expanded target effects testing under Government contracts, and furthered our understanding of the underlying physics of our systems and products. From the company’s inception to date we have focused upon strengthened and developed key intellectual property in the areas of Directed Energy applications for our systems and methods. In 2005 and 2006, we entered into teaming agreements with other defense contractors regarding cooperative development and marketing of our LIPC and Laser Guided Energy (“LGE” tm) technologies and products.

In 2005 and 2006, in response to a heightened threat and at the request of a Government customer, we developed both major components and a system that can counter Improvised Explosive Devices (“IEDs”) which constitute a major threat in several areas of war. During 2005 and 2006 and continuing into early 2007 we completed a series of Government-sponsored tests of our counter-IED system. Variations of our counter-IED products have included a remotely operated vehicle, kits or palletized version of this direct discharge counter-IED system. Technical results of all testing are highly sensitive, but we believe the 2007 testing is consistent with previous tests and believe that these tests accurately reflect the capability of our technology in this critical mission. We are actively working with the Marine Corps and other Government organizations toward the near-term fielding of this technology.

Our progress in developing our LGE technology has resulted in follow-on contracts, including recently announced sole-source development activities. In particular, the Department of Defense (“DoD”) has identified certain urgent counter-IED applications for directed energy which, we believe, will lead to the development and fielding of mission-specific LGE platforms in the foreseeable future. Current year contracted LGE development activities include vehicle stopping and counter Vehicle Borne IED (VBIED) missions, which we expect will lead to follow-on missions for the LGE platform.

Our executive office is located at 3716 East Columbia Street, Suite 120, Tucson, Arizona 85714 and its telephone number is (520) 628-7415.

IONATRON OPERATIONS:

We are a unique technology company working under contracts with agencies of the Government focused on military and national security applications. We have developed and demonstrated LGE and counter-IED products using novel Directed Energy Weapon technologies. Our LGE technology delivers high voltage discharge waveforms (“Electrical Charge”) to a target through the atmosphere with laser beam accuracy. The Electrical Charge delivered can be tuned to result in a range of effects from temporary disruption to destruction of targets, based on the engagement situation and a weapon system with less-than-lethal to lethal effectivity which we believe will be well suited to robust deployment for a variety of applications on a range of platforms. Our business strategy is to pursue emerging and urgent military and security applications for this and related technologies while executing longer term development toward multi-mission / multi-platform fielding, and ultimately toward establishing Ionatron in the role of an LGE-based platform prime integrator. LGE technology has been demonstrated in a laboratory environment. LGE effects have been demonstrated against a number of materiel and personnel targets and we are pleased with the results and performance of our systems; such contract results are sensitive in nature and controlled by our Government customer. Among other contracts, we currently have a contract to extend the available range of the system. In 2007, we expect to enter into additional contracts for LGE development, including the development of hardware technologies suitable for fielding; additional target effects testing; and the development of system and operational technologies for specific urgent missions. We cannot assure that any such contracts will become finalized in a timely manner, or at all.

We market our LGE and counter-IED products and services directly with the U.S. military and other allied customers. We are supported in this effort by a qualified Government Relations firm based in Washington DC.

Our products could be deployed in various ways, however, early embodiments of a LGE system may be modular self-contained units with narrow mission objectives, and may be temporarily installed on multi-purpose platforms such as medium trucks. In the longer term we envision the LGE system technology as an all-electric weapon, integrated with platform optical and electro-optical sensors and subsystems and other combat information systems, to form a platform primary multi-functional weapon system. The integrated nature of such a weapon system, and the critical intersection of passive optics, laser, and high voltage in the LGE output system, provides the unique opportunity, and therefore the previously stated goal, for Ionatron to eventually establish itself as the prime weapon system integrator for these products.

The targets, effects, ranges, voltages and currents delivered, along with many other aspects of our technologies are highly sensitive to ongoing military operations and are largely classified under specific Department of Defense guidelines and, consequently, cannot be disclosed publicly.

NORTH STAR OPERATIONS:

In September 2004, we completed the acquisition of substantially all the assets of North Star Research Corporation through our subsidiary, North Star Power Engineering, Inc. (“North Star”). North Star is engaged in the business of designing and manufacturing of high voltage equipment for the defense, aerospace, semi-conductor and medical industries. North Star is also developing and manufacturing the high voltage electrical sources for the LGE Directed Energy Weapons.

In June 2006, we completed the relocation of North Star to a facility in Tucson, Arizona to more effectively collaborate and manage its operations. We incurred approximately $525,000 associated with the move from Albuquerque to Tucson of the North Star operations, terminations and resettlement costs of the North Star employees. In January 2007, we consolidated the North Star operations into Ionatron’s to more effectively utilize the shared workforce of the two operations. As a result of this consolidation, for 2007 we have also collapsed the reporting segments of Ionatron and North Star into one segment for financial reporting purposes.

Commercial products from our North Star product line are marketed overseas through representative sales organizations in Japan, Taiwan, Korea, UK.

PATENTS/PROPRIETARY INFORMATION:

Since our inception, we have pursued the development of a range of core intellectual property objectives using internal investment, and have aggressively pursued patents on such technology. The objective of this approach has been to establish a sole source role for us in customer-funded technology and product development contracts, as well as to establish barriers to competition. We understand that our patent applications, in tandem with our significant proprietary knowledge, can be used as justification for sole source contracts in accordance with Federal Acquisition Regulations, and thereby avoid the necessity of competitive solicitations. Presently we have four patents issued and 27 patent applications in-process. Of the 27 pending patent applications, we have received secrecy orders on 11 and expect to receive secrecy orders on an additional four. The U.S. patent office imposes secrecy orders when disclosure of an invention by publication of a patent would be detrimental to the National Security. These patents are treated as under review unless and until they are declassified, at which time patents may be issued, with enforcement based on the original filing date. These patents and patent applications relate to our core LIPC technology, counter-IED offerings, and other technologies related to LGE, laser and high voltage applications.

CUSTOMER DEPENDENCY AND ELECTION OF GOVERNMENT:

Our revenue is derived from contracts with the Government or contractors to the Government which represents approximately 96%, 96% and 99% of total revenue for 2006, 2005 and 2004, respectively. The loss of any of these customers would have a material adverse effect on Ionatron. All contracts are subject to renegotiation of profits or termination at the election of the Government.

COMPETITION:

We are a company working under contracts with agencies of the Government focused on military and national security applications. We have developed and demonstrated a Laser Guided Energy technology that is unique. We have also developed and produced counter-IED products using novel Directed Energy Weapon technologies. We believe that we are the only company in the United States that is providing the Government access to these technologies. However, we face competition from other companies within the defense industry and other companies with other technologies that seek to provide similar benefits as our technologies.

RESEARCH AND DEVELOPMENT:

We funded our original research and development through investment by our founders and investors and we retain the sole ownership of all of the original intellectual property. We believe the core intellectual property we have developed is that which is necessary to use and control the LIPC technology. We occasionally outsource research tasks to experienced individuals or companies for activities that require equipment or modeling capabilities that we do not have at our disposal. We have over ten relationships of this kind which provide that intellectual property developed under these agreements is the sole property of Ionatron.

Our short-term research and development goals are to develop efficient and compact laser sources, novel high voltage electrical sources, and efficient optical systems. Longer term research objectives include development of tunable and eyesafe laser sources, adjunct military applications for lasers, and integrated weapon system technologies.

Our research and development expense for 2006, 2005 and 2004 was $3,571,262, $1,266,382 and $808,242, respectively.

BACKLOG OF ORDERS

At December 31, 2006, we had a backlog (that is, work load remaining on signed contracts) of approximately $4.2 million to be completed within the next twelve months.

EMPLOYEES:

As of March 9, 2007, we had 83 employees, compared to 103 on December 31, 2005 and 67 on December 31, 2004. At March 9, 2007, 27 of our employees are in management and general administrative, 24 are in technical and engineering and 32 are in manufacturing. The reduction in employees from 2005 to 2006 was a consequence of the completion of certain contracts and also as a result of the relocation of North Star operations and occurred primarily in management and general administrative ranks.

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

We have incurred net losses since our formation in June 2002, including net losses attributable to common stockholders of $18,714,354, $3,840,539 and $3,261,005 for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, losses are continuing to date. Our ability to achieve profitable operations is dependent upon, among other things, our ability to obtain sufficient Government contracts and to complete the development of products based on our technologies. We cannot assure you that we will be able to significantly increase our revenue or achieve and maintain profitability.

The timing and magnitude of Government funding and orders for our Counter-IED system products cannot be predicted.

The contract for our 12-unit pre-production counter-IED products was concluded during the second quarter of 2006. This contract accounted for approximately 68.4% and 70.2% of our revenue for the year ended December 31, 2005 and the three months ended March 31, 2006, respectively. In October 2006 in the FY 2007 DoD budget, Congress directed an independent test of Ionatron’s Joint Improvised Explosive Device Neutralizer (JIN III). This testing concluded in mid-February 2007. While we believe that the results of this test and evaluation were favorable, the Government’s course of action will not be known until the final report is prepared and evaluated by senior Government officials. Because Government agencies have been identified as the intended customers for our counter-IED products, it is uncertain whether we will enter into such production orders and, if we do, what the timing or magnitude of such orders will be. Moreover, the Stennis facility remains unused and is expected to remain unused until such time as we receive a production order for our counter-IED products or other products, if at all. There can be no assurance that we will receive production orders for our counter-IED products.

The receipt of future Government funding is uncertain and may be reduced or eliminated at any time, particularly if our LIPC technology does not meet certain milestones.

We rely on Government funding for certain aspects of LIPC development through funding provided in the federal Government budget and contracts with various Government agencies. Due to federal budgetary constraints and an anticipated overall reduction in the defense budge, we cannot provide assurance that any continued Government funding will be made available, or that we will be able to enter into any agreements with Government customers for the further development of LIPC. We expect that additional funding for LIPC will be subject to our technology meeting certain Government established milestones. If our LIPC technology does not meet Government established milestones, additional Government funding may be reduced or eliminated. If additional Government funding for LIPC is reduced or is not forthcoming, in the absence of additional funding, our LIPC technology development efforts and revenues will be adversely affected.

Our future success will depend on our ability to develop new technologies and applications that address the needs of our markets.

Both our defense and commercial markets are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

•	identify emerging technological trends in our target markets;

•	develop and maintain competitive products;

•	enhance our products by improving performance and adding innovative features that differentiate our products from those of our competitors;

•	develop and manufacture and bring products to market quickly at cost-effective prices; and

•	meet scheduled timetables for the development, certification and delivery of new products.

We believe that, in order to remain competitive in the future, we will need to continue to develop new products, which will require the investment of significant financial and engineering resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new technology, products, and systems using the Company’s technology or products. Due to the design complexity of our products, we may in the future experience delays in completing development and introduction of new products. Any delays could result in increased costs of development, deflect resources from other projects or incur loss of contracts.

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

We depend on the Government for substantially all of our revenue, and a reduction in the quality of this relationship or a shift in Government funding could have severe consequences on our prospects and financial condition.

Approximately 96%, 96% and 99% of our net revenue for the years ended December 31, 2006, 2005 and 2004, respectively, were to the Government and Government contractors. Therefore, any significant disruption or deterioration of our relationship with the Government or important agencies thereof would significantly reduce our revenue. Our Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. The development of our business will depend upon the continued willingness of the U.S. Government agencies to fund existing and new defense programs and, in particular, to continue to purchase our products and services. Although defense spending in the United States has recently increased, further increases may not continue and any proposed budget or supplemental budget request may not be approved. In addition, the U.S. Department of Defense may not continue to focus its spending on technologies or missions relevant to our technologies and products.

Our competitors continuously engage in efforts to expand their business relationships with the Government which may be to our disadvantage and are likely to continue these efforts in the future. The Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with non-defense spending of the Government. Budget decisions made by the Government are outside of our control and have long-term consequences for the size and structure of Ionatron. A shift in Government defense spending to other programs in which we are not involved or a reduction in Government defense spending generally could have severe consequences for our results of operations.

The Government may terminate or modify our existing contracts, which would adversely affect our revenue.

There are inherent risks in contracting with the Government, including risks peculiar to the defense industry, which could have a material adverse effect on our business, financial condition or results of operations. Laws and regulations permit the Government to:

•	terminate contracts for its convenience;

•	reduce or modify contracts if its requirements or budgetary constraints change;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	shift its spending practices; and

•	adjust contract costs and fees on the basis of audits done by its agencies.

If the Government terminates our contracts for convenience, we may only recover our costs incurred or committed for settlement expenses and profit on work completed before the termination. Additionally, most of our backlog could be adversely affected by any modification or termination of contracts with the Government or contracts the prime contractors have with the Government. The Government regularly reviews our costs and performance on its contracts, as well as our accounting and general business practices. The Government may reduce the reimbursement for our fees and contract-related costs as a result of an audit. We can give no assurance that one or more of our Government contracts will not be terminated under these circumstances. Also, we can give no assurance that we would be able to procure new Government contracts to offset the revenue lost as a result of any termination of our contracts. As our revenue is dependent on our procurement, performance and payment under our contracts, the loss of one or more critical contracts could have a negative impact on our financial condition.

Our business is subject to various restrictive laws and regulations because we are a contractor and subcontractor to the Government.

As a contractor and subcontractor to the Government, we are subject to various laws and regulations that are more restrictive than those applicable to non-Government contractors. We are required to obtain and maintain material Governmental authorizations and approvals to run our business as it is currently conducted. New or more stringent laws or Government regulations concerning Government contracts, if adopted and enacted, could have a material adverse effect on our business.

Generally, Government contracts are subject to oversight audits by Government representatives. Responding to Governmental audits, inquiries or investigations may involve significant expense and divert management attention from regular operations. Our Government business is also subject to specific procurement regulations and a variety of socio-economic and other requirements. These requirements, although customary in Government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to:

•	procurement integrity;

•	export control;

•	Government security regulations;

•	employment practices;

•	protection of the environment;

•	accuracy of records and the recording of costs; and

•	foreign corruption.

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

For our North Star product line, if we fail to win competitively awarded contracts in the future, we may experience a reduction in our revenue, which could negatively affect profitability.

Revenue from our North Star product lines is primarily derived from the Government, Government subcontractor and commercial contracts through a competitive bidding process. We cannot assure you that we will continue to win competitively awarded contracts or that awarded contracts will generate revenue sufficient to result in our profitability. We are also subject to risks associated with the following:

•	the frequent need to bid on programs in advance of the completion of their design (which may result in unforeseen technological difficulties and cost overruns);

•
the substantial time and effort, including the relatively unproductive design and development required to prepare bids and proposals, spent for competitively awarded contracts that may not be awarded to us;

•	design complexity and rapid technological obsolescence; and

•	continuing needs for design improvement.

These Government contracts may be subject to protest or challenge by unsuccessful bidders or to termination, reduction or modification in the event of changes in Government requirements, reductions in federal spending or other factors.

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

Renewal and follow-on contracts are important because our contracts are typically for fixed terms. These terms vary from shorter than one year to multi-year, particularly for contracts with options. The typical term of our contracts with the U.S. Government is between one and two years. The loss of revenue from our possible failure to obtain renewal or follow-on contracts may be significant because our Government contracts account for a substantial portion of our revenue.

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

In the past, we have experienced delays in obtaining Government contracts despite what we have been advised by prospective Government customers after our products have been satisfactorily field tested. These delays are inherent in doing business with Government contracting agencies. Nevertheless, these delays make it difficult for us to predict and prepare for production and can adversely affect anticipated operating results.

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

•
the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control and quality and delivery schedules and the consequent risk that we will experience supply interruptions and be subject to escalating costs; and

•	our competitiveness may be harmed by the failure of our contract manufacturers to develop, implement or maintain manufacturing methods appropriate for our products and customers.

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

Government agencies such as the Defense Contract Audit Agency ("DCAA") routinely audit and investigate Government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Our backlog is subject to reduction and cancellation.

Backlog represents products or services that our customers have committed by contract to purchase from us, our total funded backlog as of December 31, 2006 was approximately $4.2 million. Backlog is subject to fluctuations and is not necessarily indicative of future revenue. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce backlog and, consequently, future revenue. Our failure to replace cancelled or reduced backlog could result in lower revenue.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business

Due to the specialized nature of our businesses, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers. Our prospects depend upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel could seriously harm our business, results of operations and financial condition. Additionally, since the majority of our business involves technologies that are classified due to national security reasons, we must hire U.S. Citizens who have the ability to obtain a security clearance. This further reduces our potential labor pool.

Because many of our contracts and projects are classified for national security reasons, we may not be able to provide important information to the public.

To date, substantially all of our revenue has been derived from contracts which are classified by the Government for national security reasons. Therefore, we are prohibited from filing these contracts as exhibits to our SEC reports, registration statements and filings or provide more than the summary information that we provide in our reports, registration statements and other filings with the SEC and in our press releases. Accordingly, investors may not have important information concerning our businesses and operations with which to make an informed investment decision.

The U.S. Government's royalty-free right to use technology developed by us limits our intellectual property rights.

We seek to protect the competitive benefits we derive from our patents, proprietary information and other intellectual property. However, we do not have the right to prohibit the U.S. Government from using certain technologies developed or acquired by us or to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. Government. The U.S. Government has the right to royalty-free use of technologies that we have developed under Government contracts. We are free to commercially exploit those Government-funded technologies and may assert our intellectual property rights to seek to block other non-Government users thereof, but we cannot assure you we could successfully do so.

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

Our operating results may vary significantly over time for a variety of reasons, many of which are outside of our control, and any of which may harm our business. The value of our securities may fluctuate as a result of considerations that are difficult to forecast, such as:

•	the size and timing of contract receipt and funding; changes in Government policies and Government budgetary policies;

•	termination or expiration of a key Government contract;

•	our ability and the ability of our key suppliers to respond to changes in customer orders;

•	timing of our new product introductions and the new product introductions of our competitors;

•	adoption of new technologies and industry standards;

•	competitive factors, including pricing, availability and demand for competing products fluctuations in foreign currency exchange rates;

•	conditions in the capital markets and the availability of project financing;

•	regulatory developments;

•	general economic conditions;

•	changes in the mix of our products;

•	cost and availability of components and subsystems; and

•	price erosion.

Our management and directors hold a significant portion of our outstanding voting stock and have control over stockholder matters.

As of February 28, 2007, our management and directors owned approximately 25.7% of our outstanding common stock. Accordingly, they can exert significant influence over matters, which require stockholder vote, including the election of directors, amendments to our certificate of incorporation or approval of the dissolution, merger, or sale of our Company, our subsidiaries or substantially all of our assets. This concentration of ownership and control by management and directors could delay or prevent a change in our control or other action, even when a change in control or other action might be in the best interests of other stockholders.

A large number of shares of our common stock could be sold in the market in the near future, which could depress our stock price.

As of March 14, 2007, we had outstanding approximately 78 million shares of common stock. A substantial portion of our shares are currently freely trading without restriction under the Securities Act of 1933, having been held by their holders for over two years and are eligible for sale under Rule 144(k) of the Securities Act. Our outstanding Series A Preferred Stock is convertible into an aggregate of approximately 1.4 million shares of common stock. There are also currently outstanding options and warrants to purchase approximately 7.1 million shares of our common stock. To the extent any of our options or warrants are exercised or the Series A Preferred Stock are converted, your percentage ownership will be diluted and our stock price could be further adversely affected. The shares of common stock underlying the Series A Preferred Stock and outstanding options and warrants have been registered for resale by the holders thereof or are eligible for sale under Rule 144(k). As the underlying shares are sold, the market price could drop significantly if the holders of these restricted shares sell them or if the market perceives that the holders intend to sell these shares.

There are many factors outside of our control which could adversely affect the price of our stock or your ability to sell your shares.

There are many financial, political, regulatory and market factors and other third-party actions that influence the trading and pricing of our securities. Many of these are outside our control. Such factors, actions or activities could negatively impact your ability to trade your shares, the price of your shares, or could further negatively impact our ability to utilize public equity markets according to the needs and optimal timing of offerings, acquisitions, infusions or liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None.

ITEM 2. PROPERTIES:

In Tucson, Arizona, we lease office, manufacturing and storage under four non-cancellable operating lease agreements. Our primary research and development facility of approximately 25,000 square feet is leased at an annual rental of $330,000 from a company that is partially owned by Messrs. Howard, Dearmin, Hayden and McCahon, who, as a group, own a significant percentage of our common stock. Mr. Howard was a Director and Chairman of the Board from our inception in 2002 to March 2006. Mr. Dearmin is a director and was an executive officer from our inception in 2002 to February 2007. Messrs. Hayden and McCahon are both Executive Vice Presidents. This lease expires in November 2012 and contains renewal options and an escalation provision at the end of 2007 that increases our annual rent by $49,500.

On September 16, 2005 we took possession of approximately 7,000 square feet of additional manufacturing space in Tucson that has a monthly rental of approximately $5,100 under a month-to-month lease agreement.

In February 2006, we consolidated our executive and administrative offices into one location of approximately 12,000 square feet, located at 3716 East Columbia Street, Suite 120, Tucson, AZ, which is proximate to our Tucson research and development facilities. Effective December 2006 we entered into a lease agreement for this property and we exercised our option to extend this lease to January 2010 with monthly rent of approximately $7,000, accelerating to approximately $7,400 in the final year of the lease with a total commitment of approximately $272,000.

In connection with the relocation of our North Star operations, on June 1, 2006 we commenced a 3-year non-cancellable, renewable operating lease for approximately 11,000 square feet, in Tucson, at an annual rent of approximately $64,000 with annual escalations. We are also responsible for certain property related costs, including insurance, utilities and property taxes.

On April 1, 2005 we took possession of office, manufacturing and warehouse facilities, of approximately 50,000 square feet at the Stennis Space Center in Mississippi under a non-cancelable operating lease. The lease expires in 2010 with the annual rent increasing from $269,000 in the first year to $283,000 in the final year, for an aggregate commitment of $1,378,000. The lease may be renewed three times in five-year increments. We account for escalation provisions contained in our leases by straight-lining the rent expense over the term of the leases.

Rent expense was approximately $906,000, $733,000 and $411,000 for 2006, 2005 and 2004, respectively.

See Note 13 to the Consolidated Financial Statements of our 2006 Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2006.

ITEM 3. LEGAL PROCEEDINGS:

In July 2006, two class action complaints were filed by George Wood and Raymond Deedon against Ionatron and its founders. Each of the class actions was filed in the United States District Court for the District of Arizona and allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange act of 1934, claiming that we issued false and misleading statements concerning the development of its counter-IED product. The court has consolidated these cases, and a consolidated amended complaint has been served. On February 16, 2007, we filed a motion to dismiss the consolidated amended complaint for failure to state of cause of action. We are unable to evaluate the likelihood of an unfavorable outcome in this matter or estimate the range of potential loss, if any. However, we intend to defend ourselves vigorously in any legal proceedings.

In September 2006, a derivative action was filed by John T. Johnasen in Arizona State Court, Pima County, against certain of our officers and directors, alleging, among other things, breach of fiduciary duty. The court has stayed the derivative action pending a decision on our motion to dismiss the consolidated amended complaint in the class action described above.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES:

Market price per share

Our common stock is currently listed on the NASDAQ Global Market, trading under the symbol “IOTN.” The following table sets forth information as to the price range of our common stock for the period January 1, 2005 through December 31, 2006. No dividends on common stock were declared for these periods.

	High	Low
Quarterly Periods
2005
First	11.81	6.70
Second	9.68	6.26
Third	10.24	6.50
Fourth	11.30	8.31
2006
First	14.10	9.60
Second	14.82	4.90
Third	8.62	4.52
Fourth	4.92	3.64

Holders of Record

As of March 14, 2007, there were approximately 273 holders of record of Ionatron’s common stock.

Dividends

We have never paid cash dividends on our common stock and do not expect to do so in the foreseeable future. Instead, we intend to retain any earnings to support our operations and the growth of our business.

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at our discretion. We declared and paid dividends on our 6.5% Series A Convertible Preferred Stock in May, August and November 2006 and February 2007. All of these dividends were paid in the form of common stock. Dividends on Preferred Stock are accrued when the Board of Directors declares the dividend. The recording of these dividends had no effect on our cash or total balance sheet equity.

Equity Compensation Plan Information

See Item 12.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained herein in Item 8. “Financial Statements and Supplementary Data,” and the information contained herein in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

Following is a summary of Ionatron’s selected financial data for the years ended and as of December 31, 2006, 2005, 2004, 2003 and for the period June 3 to December 31, 2002. The financial data for 2004 includes the effect of the acquisition of substantially all the assets and some of the liabilities of North Star Research Corporation on September 30, 2004 by North Star. The financial results include the results of operations of North Star from October 1, 2004 to December 31, 2004 and for the years ended December 31, 2005 and 2006.

Consolidated Statements of Operations Data:
	Years Ended December 31				For The Period June 3 (inception) to December 31,
	2006	2005	2004	2003	2002
Revenue	$10,029,755	$18,875,928	$10,930,522	$383,273	$-

Net loss	$(17,513,878)	$(3,624,603)	$(3,261,005)	$(3,242,109)	$(747,675)

Basic and diluted net loss per share attributale to common stockholders	$(0.25)	$(0.05)	$(0.05)	$(0.07)	$(0.02)

Consolidated Balance Sheet Data:

	As of December 31,
	2006	2005	2004	2003	2002
Total assets	$37,152,626	$23,652,831	$12,537,891	$1,526,120	$1,360,627

Total debt and capital lease obligations	$77,510	$99,907	$2,805,917	$4,300,000	$1,175,000

Please refer to the Notes to the Financial Statements beginning on page F - 7 of this report for a more complete description of the numbers contained in the table above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion and analysis should be read in conjunction with Ionatron’s consolidated financial statements and the related notes that are included elsewhere herein.

Ionatron was formed to develop and market Directed Energy Weapon technology products. Our goal is to deliver products that incorporate our technology for sale to Government customers for specific applications and platforms. Through North Star, Ionatron has historically been involved in the design and manufacture of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries.

OVERVIEW:

Ionatron was formed to develop and market Directed Energy Weapon products and other products incorporating its proprietary Laser Induced Plasma Channel ("LIPC") and related technologies. Our goal is to deliver products that incorporate our technology for sale to Government customers for specific applications and platforms as well as products for other commercial customers. Ionatron has entered into several contracts with the Government for products and services as well as Cooperative Research and Development Agreements for joint research on LIPC-based Directed Energy Weapons and Counter-Weapon Systems. We expect to offer Government approved versions of our products for other Government and non-Government security applications in the future. Since our inception, we have engaged in research and development and business development activities. Our first Government contract was received in September of 2003. During 2004 we demonstrated the laser guided man-made lightning Directed Energy technology in the laboratory, demonstrated the technology effects on a variety of targets both under Government contract and using internal research and development funding, delivered a compact laser system specifically designed to enable the technology under a Government contract; and commenced a Government contract for the development of a system on a mobile platform for field demonstration and testing. In 2005, utilizing contract and internal research and development funds, we continued development of laser sources, advanced high voltage systems, and special-purpose optical systems, expanded target effects testing under Government contracts, and furthered our understanding of the underlying physics of our systems and products. From the company’s inception to date we have focused upon, strengthened and developed key intellectual property in the areas of Directed Energy applications for our systems and methods. In 2005 and 2006, we entered into teaming agreements with other defense contractors regarding cooperative development and marketing of our LIPC and Laser Guided Energy (“LGE” tm) technologies and products.

In 2005 and 2006, in response to a heightened threat and at the request of a Government customer, we developed both major components and a system that can counter Improvised Explosive Devices (“IEDs”) which constitute a major threat in several areas of war. During 2005 and 2006 and continuing into early 2007 we completed a series of Government-sponsored tests of our counter-IED system. Variations of our counter-IED products have included a remotely operated vehicle, kits or palletized versions of this direct discharge counter-IED system. Technical results of all testing are highly sensitive, but we believe the 2007 testing is consistent with previous tests and we are fully satisfied that these tests accurately reflect the capability of our technology in this critical mission. We are actively working with the Marine Corps and other Government organizations toward the near-term fielding of this technology. We are fully satisfied with the technical results of these tests.

Our progress in development of our LGE technology has resulted in follow-on contracts, including recently announced sole-source development activities. In particular, the Department of Defense (“DoD”) has identified certain urgent counter-IED applications for directed energy which, we believe, will lead to the development and fielding of mission-specific LGE platforms in the foreseeable future. Current year contracted LGE development activities include vehicle stopping and counter Vehicle Borne IED (VBIED) missions, which we expect will lead to follow-on missions for the LGE platform.

On March 18, 2004, a subsidiary of U. S. Home & Garden Inc. “USHG”, a non-operating, publicly traded company, merged into Ionatron Technologies, Inc., formerly Ionatron, Inc. (the “Merger”). Following the Merger, USHG shareholders held 33.89% and Ionatron shareholders held 66.11% of the outstanding USHG common stock. The combination was accounted for as a recapitalization of Ionatron, Inc., from our inception on June 3, 2002, and the issuance of 19,346,090 common shares and approximately 5.5 million options and warrants to the USHG shareholders on the date of merger in exchange for $8.8 million in cash.

In September 2004, we completed the acquisition of substantially all the assets of North Star Research Corporation, a New Mexico corporation engaged in the business of designing and manufacturing a broad range of high voltage equipment for the defense, aerospace, semi-conductor, and medical industries.

As consideration for North Star Research Corporation’s assets, the Company paid $700,000, issued 199,063 shares of our common stock, and assumed liabilities for warranty claims and other accrued expenses. We recognized goodwill of $1,487,884 and intangible assets of $886,000 in the acquisition. The transaction was effected through a newly formed subsidiary, North Star Power Engineering, Inc. (“North Star”), a Delaware corporation, and was funded through cash on hand. In January 2007, we consolidated the North Star operations into Ionatron’s to more effectively utilize the shared workforce of the two operations.

On October 18, 2005 our Board of Directors approved the elimination of the 10% Series A Convertible Preferred Stock. No shares of 10% Preferred Stock were outstanding. Our Board also approved the designation of 950,000 shares of Series A Convertible Preferred Stock. On October 27, 2005 we sold an aggregate of 720,000 shares (the "Offered Shares") of our 6.5% Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") with a stated value of $25 per share for aggregate gross proceeds of $18 million (the "Financing"). The net proceeds received from the Financing, after deducting placement agent fees and expenses and other expenses were approximately $16.6 million. We used a portion of the net proceeds from the Financing to repay the $2.9 million principal amount outstanding and owed to our then Chairman of the Board under our revolving credit facility.

On August 8, 2006, we sold 4,616,327 shares of our common stock and 923,272 warrants to purchase our common stock for gross proceeds of approximately $26.5 million. Placement agent fees and other costs of the offering were approximately $1.6 million. The warrants are exercisable until August 8, 2011 at an exercise price of $9.15 per warrant share.

Government support for our LGE and LIPC technologies continues through Congressional funding in to the U.S. Navy budget, as well as funding that is transferred to the Navy from other services. The previous Navy contract has been completed and a subsequent contract that obligated the balance of the fiscal year 2005 funding was awarded in the third quarter of 2006. Another contract for the fiscal year 2006 Congressional funding is expected and has been announced as a sole source award by the Government. During the third quarter of 2006, an additional approximately $5.1 million in Government funding was earmarked to implement a new program that will involve several organizations within the DoD in developing a new application for the core LGE and LIPC technologies. As announced October 2, 2006, additional funding of approximately $600,000 from another DoD entity was inserted into an existing contract to support additional effects testing. The DoD component that sponsored that effort is in the process of implementing its own contracting vehicle so that mission-specific applications for that organization will be directly managed by that organization. It is expected that the funding for this will occur within the next few months and is expected to be approximately $1.0 million.

The fiscal year 2007 Defense Authorization bill contained approximately $400,000 of funding for testing of the counter-IED system technology by the U.S. Marine Corp. This testing occurred during late January and February 2007. It is expected that the Corp will forward the results of the test to Congress.

We also signed CRADA agreements with the U.S. Army Research and Engineering Development Command at Picatinny Arsenal and the Naval Surface Warfare Center at Crane in the third quarter of 2006. These agreements allow for us to work with these groups in a cooperative manner and retain key intellectual property, while having access to Government provided information that would not normally be available to a private entity.

During the third quarter of 2006, we received a Small Business Technology Transfer Research Contract from the Army Research Office. This effort involves using unique aspects of the ultra-short pulse laser technology for remote sensing applications. We are teamed with the University of Arizona in this effort.  While the amount of this award is approximately $100,000, it is only a phase 1 activity over six months.  The first phase of the program was completed successfully and the Army Research Office has requested a Phase II proposal. The Phase II effort is expected to involve development of a prototype system.

OPERATING SEGMENTS:

Through 2006 we engaged in developing and marketing through two distinct segments: (1) Ionatron, where the focus is on Directed Energy Weapon technology products for sale to the Government and (2) North Star, where the focus is on the manufacture of custom high voltage equipment for sale to Ionatron and in a more broad-based market. In January 2007, we consolidated the North Star operations into Ionatron’s to more effectively utilize the shared workforce of the two operations. As a result of this consolidation, for 2007 we have also collapsed the reporting segments of Ionatron and North Star into one segment for financial reporting purposes.

CRITICAL ACCOUNTING POLICIES:
USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, Management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, the valuation of inventory, goodwill and other indefinite lived assets and stock-based compensation expense.

REVENUE RECOGNITION:

Revenue has been derived from ongoing contract work for systems development, effects testing and the design and development of a demonstration system for a Government customer as well as the development of our counter-IED/JIN technology. It is expected that continued work on effects testing, design and development of specific LIPC systems, advanced design and proof of principle on an existing contract, compact laser source development, high voltage source development, optics development and the manufacture of a transportable demonstrator, and separate activities with the JIN technology will contribute to revenue going forward in 2007. This work is expected to be generally performed under cost-plus contracts with Government customers.

Revenue under long-term Government contracts is recorded under the percentage of completion method. Revenue, billable monthly, under cost plus fixed fee contracts is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, subcontractor costs and overhead. Revisions in earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the period in which the facts become known.

The asset caption “accounts receivable” includes costs and estimated earnings in excess of billings on uncompleted contracts, which represents revenue recognized in excess of amounts billed. Such revenue is billable under the terms of the contracts at the end of the year, yet was not invoiced until the following year and is generally expected to be collected within one year. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

Revenue for other products and services is recognized when such products and services are delivered or performed and, in connection with certain sales to Government agencies, when the products and services are accepted, which is normally negotiated as part of the initial contract. Revenue from commercial, non-Governmental, customers is based on fixed price contracts where the sale is recognized upon acceptance of the product or performance of the service and when payment is probable.

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

INVENTORIES:

Inventories include material, direct labor and related manufacturing overhead and are stated at the lower of cost (determined on a weighted average basis) or market. Due to the nature of our inventory, we analyze inventory on an item-by-item basis for obsolescence.

INTANGIBLE ASSETS:

We account for goodwill and other indefinite life intangible assets based on the method of accounting prescribed by the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and we have determined that Ionatron, Inc. and North Star are separate reporting units. We tested goodwill and indefinite lived intangibles for impairment as of October 1, 2006. Based on this analysis, we determined that the fair values of our goodwill and North Star tradename intangible assets were below their carrying value and recorded and impairment charge of approximately $1.5 million for goodwill and $603,000 for North Star tradename.

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

For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit’s fair value. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit’s carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference.

The impairment evaluation for other indefinite life intangible assets is performed by a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic, or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to our future cash flows. In addition, each reporting period, we evaluate the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and be accounted for in the same manner as intangible assets subject to amortization.

STOCK-BASED COMPENSATION:

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.

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

The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model. We estimate expected stock price volatility based on the mean of the historical volatility of Ionatron, an industry index and a representative peer group. We use historical data to estimate forfeiture rates. SFAS 123(R) requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. We estimate expected life by analyzing the historical option exercise behavior of employees considering the effect of strike and market price on employee decision making and pertinent vesting schedules. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield for comparable periods.

We previously accounted for our employee stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (“FASB”) FASB Interpretation No. 44 “Accounting for Certain Transactions Including Stock Compensation, an interpretation of APB Opinion 25.” Under the intrinsic value based method, compensation cost is the excess of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, compensation costs were recognized for employee stock option grants only when we granted options with a discounted exercise price.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

RESULTS OF OPERATIONS:

Our consolidated financial information for the years ending December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Revenue	$10,029,755	$18,875,928	$10,930,522
Cost of revenue	10,121,143	17,757,305	10,094,379
General and administrative	11,963,302	3,613,151	2,565,778
Selling and marketing	643,384	525,067	544,564
Research and development	3,571,262	1,266,382	808,242
Impairment of assets	2,090,884	-	-
Other (expense) income:
Interest expense	(13,001)	(227,106)	(215,593)
Interest income	812,311	111,760	46,122
Other income	544	815,134	484
Loss before provision for income taxes	(17,560,366)	(3,586,189)	(3,251,428)
Provision for income taxes	(46,488)	38,414	9,577
Net loss	$(17,513,878)	$(3,624,603)	$(3,261,005)

REVENUE:

The decrease in revenue from 2005 to 2006 of $8.8 million is primarily attributable to the completion to our 12-unit counter-IED order in June 2006. The revenue produced from contracts on our LIPC technology remained at a constant level in 2005 and 2006. The $8 million increase in revenue in 2005 over 2004 was due to additional Governmental contracts regarding our LIPC technology as well as work on our JIN product and the inclusion of North Star’s results for the entire year in 2005, following the acquisition on September 30, 2004.

COST OF REVENUE:

The decrease of cost of revenue of $7.6 million in 2006 reflects the decrease in revenue and the completion of 12-unit counter-IED order. We had negative gross margins in 2006 compared to 2005 primarily as a result of increased costs at North Star including a provision for loss on projects of approximately $434,000. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts. Primarily as a result of lower revenue, the amount of allowable expenses allocated to our revenue projects also decreased. Cost of revenue increased $7.7 million in 2005 when compared to 2004 due to the increase in the number of contracts.

GENERAL AND ADMINISTRATIVE:

The $8.4 million increase in general and administrative expenses in 2006 includes the recognition of non-cash director and employee stock option compensation expense of approximately $3.3 million as a result of our adoption of SFAS 123(R) in 2006; increases in personnel costs and temporary and contract labor costs of approximately $2 million which is attributable to our high number of employees in 2006 compared to 2005 due to our need for temporary staffing to assist in short-term projects and increased improve elements of internal control; a charge for excess or obsolete inventory of approximately $1.2 million that was primarily based on a lower of cost or market analysis of items in inventory that are no longer on our active bills-of-material; increased professional and director expenses of approximately $726,000 which also reflects increased legal costs, director compensation costs and the non-cash expense of a warrant issued for services; increased recruiting and relocation costs of approximately $606,000, which includes approximately $525,000 associated with the move from Albuquerque to Tucson of the North Star operations, terminations and resettlement costs of the North Star employees; offset by an approximate $511,000 increased amount of general and administrative expenses allocated to cost of revenue, research and development and inventory.

The increase in general and administrative expenses during 2005 was partially due to the increase in the number of employees and office and manufacturing space. Increases during 2005 compared to 2004 were experienced in facilities and insurance costs of approximately $1.1 million, employment costs of approximately $1.1 million, and office temporary and office expense of approximately $668,000, which were offset by an approximate $2.5 million increase in allocated indirect costs.

At December 31, 2006, there was approximately $5.0 million of unrecognized compensation costs related to unvested stock granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted-average basis over a period of approximately two years.

We are mandated to comply with the Sarbanes Oxley Act of 2002 Section 404 (“SOX”) requirements for a review of the control over our financial reporting environment. This review was initiated in 2004 and continued in 2005 and 2006. The expense related to SOX compliance was approximately $354,000, $545,000 and $557,000 for 2006, 2005 and 2004, respectively.

SELLING AND MARKETING:

Selling and marketing expenses increased approximately $118,000 in 2006 over 2005 as we continued to advance our marketing efforts and the addition of a staff member in 2006. Selling and marketing expenses decreasing by approximately $19,000 in 2005 compared to 2004, as we maintained the same level of business development activity as that in 2004.

RESEARCH AND DEVELOPMENT:

Research and development costs increased approximately $2.3 million in 2006 compared to 2005 and approximately $458,000 in 2005 compared to 2004 due to our continued strategic decision to internally fund research and development. During 2006, we started new research and development initiative and we continued work on our on-going research projects to expedite the advancement of our LGE, LIPC and counter-IED technologies. Research and development projects also include work on the vehicle-stopper technology which was derived from our core high-voltage knowledge base. These strategic decisions are designed to advance and strengthen our intellectual property rights and progress technology development at a rate that is less dependent on contract funding. As revenues declined in 2006 the burden of increased R&D was increasingly borne by company internal funds. Also impacting the rise was the approximately $1.5 million increase in the amount of general and administrative expenses allocated to research and development.

IMPAIRMENT OF ASSETS:

We test for impairment in the fourth quarter of each year. In 2006, due to a significant reduction in sales volume and negative cash flows, we revised the five-year earnings forecast and projected cash flows for North Star. The projected cash flows were considered in determining the fair value of goodwill and unamortized intangible assets recorded at the acquisition and also in subsequent periods to assess for potential impairment. Due to the decline in projected cash flows, the Company performed assessments of the carrying value of North Star’s goodwill and tradename indefinite lived intangible assets. This assessment consisted of estimating the asset’s fair value and comparing the estimated fair value to the carrying value of the asset. We estimated the goodwill asset’s fair value through the use of an average of the Capitalization of Gross Revenues and Goodwill/Revenue methods to value the revenue generated because the analyses are made independent of direct reference to the reporting unit’s actual performance. The North Star tradename intangible asset’s fair value was estimated through an analysis of the projected cash flow. Based on these analyses, we determined that the fair values of our goodwill and tradename intangible assets were below their carrying value and in the fourth quarter of 2006 recorded impairment charges of approximately $1.5 million for goodwill and $603,000 for the North Star tradename.

INTEREST EXPENSE:

Interest expense decreased approximately $214,000 in 2006 from the $227,000 recognized in 2005 primarily do to our retirement of debt in November 2005. Comparing 2005 to 2004, the interest expense on our credit line payable with our former Chairman increased approximately $12,000 primarily as a result of an increase of the prime interest rate from 4.0% in January 2004 to 6.75% in November 2005.

INTEREST INCOME:

Interest income increased by approximately $701,000 in 2006 compared to 2005 was primarily from the investment of proceeds from the sale of common stock and warrants in August 2006 as well as the continued investment of the cash received from the sale of Series A preferred stock in 2005. The approximately $112,000 Interest income in 2005 reflects the interest income from the merger cash as well as the cash received from the issuance of our Series A Preferred Stock which was invested in a number of interest generating securities and a money market fund.

OTHER INCOME:

Other income in 2005 primarily reflects $800,000 received from the sale of $1.6 million principal amount note from Easy Gardner which we received in the Merger with USHG and we recorded the book value of the note at zero at the time of the acquisition due to uncertainty as to its collectibility.

NORTH STAR OPERATIONS:

Our consolidated financial information contains the results of North Star for the period September 30, 2004 to December 31, 2004 and for 2005 and 2006. North Star’s revenue, net of intersegment transactions decreased approximately $548,000 to approximately $592,000. Cost of revenue for North Star, net of intersegment activity increased approximately $108,000 in 2006 to $1.5 million in 2006. North Star’s general and administrative costs for 2006 were $1.3 million compared to 2005 general and administrative costs of approximately $21,000, an increase of approximately $1.2 million. The increase is primarily due an increase in relocation costs of approximately $525,000 related to the move from Albuquerque to Tucson and a decrease in applied overhead of approximately $580,000. North Star operating results for 2006 were also impacted by the goodwill and tradename intangible impairment charge of approximately $2.1 million. Net of intersegment transactions, North Star had a net loss in 2006 of approximately $4.4 million, an increase of approximately $4.2 million from 2005. Contributing to the increase in revenue from 2004 to 2005, North Star’s revenue, net of intersegment transactions, increased from approximately $360,000 for the last three months of 2004, to approximately $1.1 million for the whole year in 2005. Cost of revenue for North Star, net of intersegment activity, increased from approximately $263,000 for the last three months of 2004, to approximately $1.3 million for the whole year in 2005. Net of intersegment transactions, North Star had a net loss for 2005 of approximately $233,000, and approximately $33,000 for the last three months of 2004.

NET LOSS:

The net loss for the year ended December 31, 2006 increased $13.9 million to approximately $17.5. The increase in our net loss is primarily attributable to a limited amount of work performed under contracts, the $8.4 million increase in general and administrative, the $2.3 million increase in research and development as we continue to develop our LIPC an LGE technologies, the $2.1 goodwill and intangible asset impairment charge offset by the $915,000 increase in net interest income.

The net loss of approximately $3.6 million for 2005 represented a slight increase from the 2004 net loss of approximately $3.3 million. Staff and facilities costs increased approximately $1.4 million and research and development expense increased by approximately $458,000 from 2004, as we focused more of our resources into further development of our core technology. Increased expenses were offset by the $800,000 gain on sale of the note receivable.

LIQUIDITY AND CAPITAL RESOURCES:

Our cash position increased during 2006 by approximately $21.8 million primarily as a result of $27.4 million provided by financing activities and $2.6 provided by investing activities, offset by $8.2 million used in operating activities. At December 31, 2006, we had approximately $30.6 million of cash, cash equivalents and securities available-for-sale.

During 2006, we used approximately $8.2 million in cash from operating activities primarily consisting of our net loss of $17.5 million, an increase in inventory of $2.9 million and a decrease in accounts payable of $427,000, offset by a decrease in accounts receivable of $4.1 million, the recognition in 2006 of noncash stock based compensation expense of $3.5 million, goodwill and intangible asset impairment charges of $2.1 million, provision for obsolete inventory of $1.2 million, depreciation and amortization of $948,000, and an increase in accrued expenses, deposits and deferred rent of $663,000

Investing activities in 2006 provided approximately $2.6 million of cash of which $3.5 million was from the sale and purchase available-for-sale marketable securities, partially offset by equipment purchases of $941,000.

Cash provided by financing activities in 2006 was approximately $27.4 million, primarily from the proceeds from the sale of common stock and warrants of $24.9 million, as well as $2.5 million proceeds from option exercises.

Our cash position decreased during 2005 by approximately $2.1 million primarily as a result of approximately $4.6 million used in operating activities and approximately $12.1 million used in investing activities, offset by approximately $14.6 million provided by financing activities. At December 31, 2005, we had approximately $12.4 million of cash, cash equivalents and securities available-for-sale.

During 2005, we used approximately $4.6 million in cash in operating activities primarily consisting of our net loss of approximately $3.6 million, an increase in accounts receivable of $870,000, an increase in inventory of $1,007,000 and a decrease in accounts payable of $641,000, offset by depreciation and amortization of $966,000 and an increase in accrued expenses of $350,000

Investing activities in 2005 used $12.1 million of cash, of which $12.0 million was from the investment of proceeds from the issuance of our Series A Preferred Stock. Cash provided by financing activities was $14.6 million, consisting of $16.6 million in net proceeds from the issuance of our Series A Preferred Stock and $831,000 of proceeds received from the exercise of stock options and warrants, offset by the $2.9 million repayment of the note payable to our former Chairman.

We anticipate that short-term and long-term funding needs will be provided from the cash flow from working on Government contracts. We believe that we have sufficient working capital to fulfill existing contracts and expected contracts in 2007 and into 2008. The transportable demonstrator contract and at least two of the other Ionatron contracts, that presently represent a major portion of our current activity, are on a cost plus fixed fee basis. This means all work performed is done at our Government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly. Other contracts are at fixed prices which have commercial type gross margins associated with them.

BACKLOG OF ORDERS

At December 31, 2006, we had a backlog (that is, work load remaining on signed contracts) of approximately $4.2 million to be completed within the next twelve months.

CONTRACTUAL OBLIGATIONS:

	Payment by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital leases	$82,166	$52,757	$29,408	$-	$-
Operating leases	3,526,312	766,691	1,590,458	837,100	332,063

Total	$3,608,478	$819,448	$1,619,866	$837,100	$332,063

Not included in the above table are the dividends on our Series A Preferred Stock that are approximately $841,000 in less than one year and $1.121 million each year thereafter, assuming no conversion to common stock.

PREFERRED STOCK DIVIDEND:

The Series A Preferred Stock sold in October 2005 has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at the rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly, when declared. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing.

CAPITAL LEASES:

We rent office equipment under capital lease agreements with approximately $2,079 in monthly payments. We also rent two vehicles for use in our operations under capital lease agreements with approximately $2,155 in monthly payments.

OPERATING LEASES:

We generally operate in leased premises under operating leases that have options permitting renewals for additional periods. In addition to minimum fixed rentals, the leases typically contain scheduled escalation clauses resulting in a deferred rent accrual at December 31, 2006 of approximately $113,000. We account for the escalation provision by straight-line inclusion in the rent expense. Total rent expense on premises amounted to approximately $906,000, $733,000 and $411,000 for 2006, 2005 and 2004, respectively. We also have an operating lease on a vehicle in Tucson which expires in 2008.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2006, the FASB issued FASB Staff Position (“FSP”) Emerging Issued Task Force (“EITF”) 00-19-2, Accounting for Registration Payment Arrangements, which addresses accounting for registration payment arrangements. The FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies.” FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and related financial instruments entered into prior to December 21, 2006, FSP EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP EITF 00-19-2 is adopted. We have elected early adoption of FSP EITF 00-19-2 during our 4th quarter beginning October 1, 2006, which did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We believe the adoption of SFAS No. 157 will not have a material impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. To the best of our knowledge we do not expect the application of FIN 48 to have a material effect on our previously reported financial statements or the financial statements for the period of adoption.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Company’s financial statements, the related notes and the Independent Registered Public Accountant’s Report thereon, are included in Ionatron’s 2006 Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES:

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our control and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the company's assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of the management and directors of the company; and

•
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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report, which is included in this item below.

March 15, 2007

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There has been no change in Ionatron’s internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonable to materially affect, Ionatron’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Ionatron, Inc.
Phoenix, Arizona

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Ionatron, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Ionatron, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Ionatron, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ionatron, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Phoenix, Arizona

March 15, 2007

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE:

The following is information with respect to our executive officers and directors:

Name	Age	Principal Position
David C. Hurley	66	Chairman of the Board
Dana A. Marshall	48	Director, President, Chief Executive Officer and Secretary
Kenneth M. Wallace	44	Chief Operating Officer, Chief Financial Officer and Assistant Secretary
Joseph C. Hayden	48	Executive Vice President - Programs
Stephen W. McCahon	47	Executive Vice President - Engineering
Stephen A. McCommon	57	Vice President Finance and Chief Accounting Officer
Thomas C. Dearmin	49	Director
George P. Farley	68	Director
James K. Harlan	55	Director
James A. McDivitt	77	Director

David C. Hurley: David C. Hurley is the Chairman of the Board of Directors and Chairman of our Nominating and Corporate Governance Committee. Mr. Hurley also serves as a member of our Compensation Committee. Mr. Hurley was appointed Vice Chairman of PrivatAir of Geneva, Switzerland on February 1, 2003, relinquishing the role of Chief Executive Officer, a position he held following the acquisition of Flight Services Group ("FSG") by PrivatAir in 2000.  PrivatAir has major business aviation operations in over fifteen bases in the U.S. and aircraft service operations at Le Bourget, Paris, France; Dusseldorf, Munich and Hamburg Germany; and Geneva, Switzerland.  Mr. Hurley founded FSG in 1984.  FSG is one of the world's largest providers of corporate aircraft management, executive charter and aircraft sales and acquisitions in the U.S.  Mr. Hurley has over 30 years experience in marketing and sales in the aerospace and telecommunications industries.  Before founding FSG, he served as the Senior Vice President of Domestic and International Sales for Canadair Challenger. He also served as Regional Manager of the Cessna Aircraft Company and as Director of Marketing, Government and Military Products Division, for the Harris Intertype Corporation. Mr. Hurley serves as the Chairman of the Board of the Smithsonian Institution' s National Air and Space Museum, Washington, D.C.; and serves on the Boards of BE Aerospace, Inc., a public company, Hexcel Corp., a public company listed on the New York Stock Exchange, Genesee & Wyoming, Inc., a public company listed on the New York Stock Exchange, Genesis Lease, Ltd., a public company listed on the New York Stock Exchange, The Corporate Angel Network, White Plains, N.Y., and Aerosat, Inc., Manchester, NH. He is an alumnus of Hartwick College and served three years in the Special Services Branch of the US Army, receiving an honorable discharge.

Dana A. Marshall: Dana A. Marshall has been our Chief Executive Officer, President and Director since August 2006 and was appointed Secretary of the company in September 2006. Mr. Marshall has over 20 years of experience in the laser and optical technologies in the aerospace and defense industries. Mr. Marshall served as Vice President, Optical Systems SBU of Zygo Corporation, a publicly traded company, from September 2004 through March 2006. From June 2003 through August 2005, Mr. Marshall owned and operated Infusafe LLC, a partner in a venture to develop and market designs for pharmaceutical packaging, and from June 2001 to September 2003, Mr. Marshall managed his income properties through Cricklewood Realty LLC. From 1993 through 2000, Mr. Marshall was Chief Executive Officer, President and Chairman of the Board of Cutting Edge Optronics, Inc., a developer and manufacturer of high power solid state and semiconductor lasers which he founded in 1993, developed and sold to TRW Incorporated in 2004. Before founding Cutting Edge Optronics, Mr. Marshall’s career included substantial positions in strategic planning and program management, at major defense companies, including serving as Program Manager, Lasers and Electronic Systems Division of McDonnell Douglas Corporation. Prior to joining McDonnell Douglas, Mr. Marshall began his defense industry career in 1982 at General Dynamics Corporation, and rose to become Manager of Strategic Planning at Corporate Headquarters.

Kenneth M. Wallace: Mr. Wallace has been the Chief Financial Officer since March 2006. In July 2006, Mr. Wallace was named to the additional position of Chief Operating Officer. From October 2005 through March 2006, Mr. Wallace was Chief Financial Officer of Crosswalk, Inc., an early-stage software and grid storage development company. From July 2004 through May 2005, Mr. Wallace was Senior Vice President and Chief Operating Officer of a building products manufacturer based in Chandler, Arizona. From 2000 through 2004, Mr. Wallace was Chief Financial Officer and a Director of Moxtek, a scientific instrumentation company specializing in X-Ray optics and nano-structured polarization technologies. From 1996 to 2000, Mr. Wallace was Chief Financial Officer of LAB-Interlink, a high-tech laboratory automation company specializing in the remote handling of clinical laboratory specimens.

Joseph C. Hayden: Joseph C. Hayden has been the Executive Vice President - Programs for Ionatron since December 2004. Prior to that, Mr. Hayden was the Executive Vice President of Business Operations from November 2002 to 2004. Mr. Hayden has over 25 years experience in managing large engineering projects and high technology research and development. Mr. Hayden is responsible for Contract Bid and Proposals and administration of existing contracts for Ionatron. Prior to the founding of Ionatron, Mr. Hayden worked at Raytheon, Inc. (“Raytheon”) and also at two other start-up companies. A graduate of the U.S. Naval Academy, Mr. Hayden was a U.S. Navy Surface Warfare Officer and Nuclear Engineer before leaving the service to work in industry.

Stephen W. McCahon: Stephen W. McCahon has been the Executive Vice President - Engineering for Ionatron since November 2002. Dr. McCahon has an extensive background in optical physics, solid-state physics, ultra-short pulse lasers and non-linear optics, and a broad background in Electrical Engineering (BSEE, MSEE, PH.D. EE/Physics). Dr. McCahon has more than 40 scientific publications and holds 10 issued patents with 3 pending. Prior to joining Ionatron, Dr. McCahon had been Chief Engineer of Raytheon’s Directed Energy Weapon Product Line. Previously, he had been a Member of the Research Staff at Hughes Research Laboratories in Malibu, CA (Currently known as HRL Laboratories).

Stephen A. McCommon: Stephen A. McCommon has been Vice President Finance and Chief Accounting Officer at Ionatron from March 2005 and was Accounting Manager since July 2004. Mr. McCommon has over 26 years experience in financial reporting and internal auditing for publicly held companies with additional experience in accounting systems conversions and regulatory compliance. Prior to his joining Ionatron, from March 2003 to July 2004, Mr. McCommon was an independent accounting consultant for various companies. He was the Controller of Molecular Diagnostics, Inc., a multi-national medical technology products company, from February 2002 to March 2003. He was the Corporate Controller of Heartland Technology, Inc. a hardware technology company from November 1999 to November 2001, and the Controller/General Manager of The Executive Registry, a privately held internet company from October 1998 to October 1999.

George P. Farley: George P. Farley, a certified public accountant, has been a member of our Board of Directors since March 2004. Mr. Farley is Chairman of our Audit Committee. Mr. Farley has been providing financial consulting services since 1999. Mr. Farley serves as a Director and a member of the Audit Committee of iCad, Inc. He has also served as a Director and member of the Audit Committee of Preserver Insurance Company, Inc. and Acorn Holdings Corp and as a Director for Olympia Leather Company, Inc. From November 1997 to August 1999, Mr. Farley was a Chief Financial Officer of Talk.com, Inc., which provides telecommunication services. Mr. Farley was also a director of Talk.com, Inc. Mr. Farley joined BDO Seidman, LLP in 1962 and was a partner at BDO Seidman, LLP from 1972 to 1995 with extensive experience in accounting, auditing and SEC matters.

James K. Harlan: James K. Harlan has been a member of our Board of Directors since March 2004. Mr. Harlan is Chairman of our Compensation Committee. Mr. Harlan is Executive Vice President and Chief Financial Officer of HNG Storage, LP, a natural gas storage development and operations business that he helped found in 1992. From 1991 to 1997, Mr. Harlan served as Group Development Manager for the Pacific Resources Group which was engaged with various manufacturing and distribution businesses and joint ventures in Asia, Australia, and North America. He also served as operations research and planning analyst for the White House Office of Energy Policy and Planning from 1977 to 1978, the Department of Energy from 1978 to 1981, and U.S. Synthetic Fuels Corporation from 1981 to 1984. He has a PhD in Public Policy with an operations research dissertation from Harvard University and a BS in Chemical Engineering from Washington University in St. Louis. Mr. Harlan is a member of the Board of Directors of iCAD where he is a member of the Audit Committee and is Chairman of the Governance Committee.

James A. McDivitt: James A. McDivitt has served as a member of our Board of Directors since February 2006. Mr. McDivitt is a member of our Compensation Committee and a member of our Nominating and Corporate Governance Committee. Mr. McDivitt currently serves as a director of Silicon Graphics Inc., a publicly traded company. From 1981 until his retirement in 1995, Mr. McDivitt was employed at Rockwell International Corporation, most recently as its Senior Vice President, Government Operations and International. Mr. McDivitt joined Pullman Inc. in 1975 as its Executive Vice President and, in October 1975 he became President of its Pullman Standard Division, The Railcar Division, and later had additional responsibility for the leasing, engineering and construction areas of the company. From 1972 through 1975, he was Executive Vice President Corporate Affairs for Consumers Power Company. Mr. McDivitt joined the United States Air Force in 1951 and retired with the rank of Brigadier General in 1972. During his service with the U.S. Air Force, Mr. McDivitt was selected as an astronaut in 1962 and was Command Pilot for Gemini IV and Commander of Apollo 9 and Apollo Spacecraft Program Manager from 1969 to 1972, including Apollo 12 through 16 missions. Mr. McDivitt holds a B.S. degree in Aeronautical Engineering from the University of Michigan.

Thomas C. Dearmin: Thomas C. Dearmin has been a Director of Ionatron since its inception in 2002. Mr. Dearmin was our Vice Chairman from August 2006 to February 2007 and was our President and Chief Executive Officer from our inception in 2002 to August 2006 and our Chief Financial Officer from 2002 to February 2006. From 1999 to 2002, Mr. Dearmin also was the President and Chief Executive Officer of Lasertel Inc., a manufacturer of high power semiconductor lasers. From 1992 to 1998, Mr. Dearmin was Vice President of Opto Power Corporation, a commercial high power semiconductor laser manufacturer. Prior to 1992, Mr. Dearmin headed business development for the high power semiconductor group at Ensign Bickford Aerospace. Mr. Dearmin holds patents in the area of semiconductor laser fabrication as well as high power laser diode applications.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Ionatron, and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC and the NASDAQ Global Market. Officers and directors of Ionatron, and greater than ten-percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that during the year ended December 31, 2006 all section 16(a) filing requirements were met.

CODE OF ETHICS:

Ionatron has adopted a Code of Business Conduct and Ethics that applies to all of Ionatron’s employees and directors, including its principal executive officer, principal financial officer and principal accounting officer. Ionatron’s Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to Ionatron’s business.

Upon request made to us in writing at the following address, our Code of Ethics and Business Conduct will be provided without charge:

Ionatron, Inc.
Attn: Human Resources
3716 E Columbia St., Suite 120
Tucson, AZ 85714

COMMITTEES OF THE BOARD OF DIRECTORS:

AUDIT COMMITTEE: The Audit Committee of the Board of Directors is comprised of Messrs. Farley, Harlan and Hurley. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our Board of directors has determined that each committee member meets the independence and financial literacy requirements under current NASD Marketplace rules applicable to companies whose securities are quoted on Nasdaq. In addition, our board of directors has determined that Mr. Farley is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K of the SEC.. Refer to Item 10 above for Mr. Farley's qualifications.

COMPENSATION COMMITTEE: The Compensation Committee of the Board of Directors is comprised of Messrs. Hurley, Harlan and McDivitt. The committee is responsible for establishing and maintaining executive compensation practices designed to enhance Company profitability and enhance long-term shareholder value.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE: The Nominating and Corporate Governance Committee is comprised of Messrs. Hurley and McDivitt. The Committee is responsible for establishing and maintaining corporate governance practices designed to aid the long-term success of Ionatron and effectively enhance and protect shareholder value.

ITEM 11. EXECUTIVE COMPENSATION:

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy

Our board of directors is committed to establishing and maintaining executive compensation practices designed to enhance our profitability and enhance long-term shareholder value. Toward these aims, in March 2006, our board of directors established a compensation committee. This committee reports to the board on executive compensation matters.

Compensation Committee

Membership

The committee is currently comprised of three independent members of the Board. Director independence is, at a minimum, consistent with applicable rules for Nasdaq-traded issuers, Rule 16b-3 of the Exchange Act, and Section 162(m) of the Internal Revenue Code. The members of the committee are James K. Harlan (chairman), David C. Hurley and James A. McDivitt.

Process and procedures for considering and determining executive and director compensation.

Among other things, the committee has the authority and responsibility under its charter to:

•	Approve our compensation philosophy.

•	Formulate, evaluate, and approve compensation for our officers, as defined in Section 16 of the Securities and Exchange Act of 1934 and rules and regulations promulgated therein.

•
Formulate, approve, and administer cash incentives and deferred compensation plans for executives. Cash incentive plans are based on specific performance objectives defined in advance of approving and administering the plan.

•	Oversee and approve all compensation programs involving the issuance of our stock and other equity securities.

•	Review executive supplementary benefits, as well as our retirement, benefit, and special compensation programs involving significant cost to us, as necessary and appropriate.

•	Review compensation for terminated executives.

•	Oversee funding for all executive compensation programs.

•	Review compensation practices and trends of other companies to assess the adequacy of our executive compensation programs and policies.

•
Secure the services of external compensation consultants or other experts, as necessary and appropriate. These services will be paid from us provided board of directors budget. This system is designed to ensure the independence of such external advisors.

•	Approve employment contracts, severance agreements, change in control provisions, and other compensatory arrangements with our executives.

Role of Chief Executive Officer in Recommending Executive Compensation.

The committee makes all compensation decisions related to our named executive officers. However, our Chief Executive Officer regularly provide information and recommendations to the committee on the performance of the executive officers, appropriate levels and components of compensation, including equity grants as well as other information as the committee may request.

Compensation Goals

Our compensation policies are intended to achieve the following objectives:

•	reward executives for their contributions to our growth and profitability, recognize individual initiative, leadership, achievement, and other valuable contributions to our company.

•
to link a portion of the compensation of these officers with the achievement of our overall performance goals, to ensure alignment with the our strategic direction and values, and to ensure that individual performance is directed towards the achievement of our collective goals;

•	to enhance alignment of individual performance and contribution with long-term stockholder value and business objectives by providing equity awards;

•	to motivate and incentivize our named executive officers to continually contribute superior job performance throughout the year; and

•	to retain the services of named executive officers so that they will continue to contribute to and be a part of our long-term success.

Compensation programs and policies are reviewed and approved annually but could be adjusted more frequently if determined by the committee. Included in this process is establishing the goals and objectives by which executive compensation is determined. Executive officers’ performance is evaluated in light of these performance goals and objectives. The committee consults the Chief Executive Officer on the performance of other company executives.

Elements of Compensation

Compensation for our executives is generally comprised of:

•	base salary is targeted at a competitive level and used to reward superior individual job performance of each named executive officer and to encourage continued superior job performance;

•	cash bonuses are tied to specific, quantifiable and objective performance measures based on a combination of corporate and individual goals, and discretionary bonuses;

•	equity compensation is based on corporate and individual performance, and discretionary equity awards.

•	severance and change of control agreements;

•	other benefits plan and programs.

While executives have a greater of their total compensation at risk than other employees, the principles which serve as the basis for executive compensation practices apply to the compensation structures for all employees. Namely, corporate and individual performance are the key factors which determine incentive compensation.

The committee considers each component of executive compensation in light of total compensation. In considering adjustments to the total compensation of each named executive officer, the committee also considers the value of previous compensation, including outstanding equity grants and equity ownership.

Compensation paid to executive officers must be approved by our board of directors or by the committee. The committee conducts several meetings in person or telephonically to review and consider our compensation program and policies, as well as specific elements of executive compensation.

Base Salary

Pursuant to his employment agreement, Mr. Marshall receives a base salary of $250,000 per year. Base salaries for Messrs. Dearmin, Hayden and McCahon, who were co-founders of our company, were determined at the time our company was formed. Mr. Dearmin, our former Vice Chairman and a co-founder received a base salary of $200,000. Such payments to Mr. Dearmin were terminated in February 2007 in connection with Mr. Dearmin’s resignation as Vice Chairman. Mr. Dearmin served as our President and Chief Executive Officer until Mr. Marshall was appointed in August 2006. Mr. Dearmin currently receives annual director fees of $50,000 per year for his service as a director. During 2006, Mr. Hayden, our Executive Vice-President of Programs and Mr. McCahon, our Executive Vice-President of Engineering, each received a base salary of $183,750. In connection with his hiring and the negotiation of his compensation package, in March 2006, the compensation committee concluded that Mr. Wallace, our Chief Operating Officer and Chief Financial Officer, should receive a base salary of $190,000. Mr. Walik’s employment was terminated in January 2007.

Other than the base salaries for Messrs. Marshall and Wallace, the levels of base salary were determined based on the recommendation made by the Chief Executive Officer and approved by the board. Each individual’s educational qualifications, leadership skills, demonstrated knowledge and business accomplishments were evaluated in determining base salary levels.

Cash Bonus

Our practice is to award cash bonuses based upon performance objectives and from time-to-time the committee may approve payment of bonuses for performance or other reasons for executives. In August 2006, Mr. Marshall was paid a signing bonus of $15,000 pursuant to his employment agreement. After careful consideration of Mr. Marshall’s contributions and accomplishments during the first five months of employment, the committee awarded Mr. Marshall a $60,000 cash bonus in December 2006 which was paid in January 2007.

At the recommendation of Mr. Marshall, the committee established an incentive bonus compensation program of approximately $250,000 or 3% of gross payroll for Mr. Marshall to distribute, with the approval of the committee, to key executives and employees based on their contribution to our objectives in 2006. As a part of the incentive bonus compensation program and in appreciation of their contribution to our goals during 2006, the committee approved awards of cash bonuses of $20,000, $10,000 and $10,000 to Messrs. Wallace, Hayden and McCahon, respectively. Additionally, the committee reviewed and approved Mr. Marshall’s recommendation to compensate employees who were scheduled to forfeit excess earned vacation time due to our policy limiting the amount of time an employee is permitted to carry forward at year end. This payout was at a rate of 75% of the employees’ standard hourly base pay. Among the employees included in this program, Messrs. Wallace, McCahon, Hayden, Dearmin and Walik received payments of approximately $2,000, $3,000, $7,000, $1,000 and $5,000, respectively.

Long-Term Incentives

Long-term incentives for executives are entirely equity-based and are designed to reinforce the alignment of executive and stockholder interest. These awards provide each individual with a significant incentive to manage from the perspective of an owner. In 2006, the committee determined that long-term incentive grants for the year would be in the form of stock option grants. The levels of these option awards were determined based on the committee’s consideration of each individual’s contribution to our goals. Typically, the committee makes grants of options at an exercise price equal to the fair market value of the Company’s common stock on the date approved by the committee. Typically, our option grants to employees and executives usually vest in the range of two to four years and expire five years from the date of grant. In establishing award levels, the committee is mindful that the equity positions of our co-founders who are executives are so substantial that it would make it difficult for a competitor to recruit them. In June 2006, the committee made option grants to employees and key management in recognition of special contribution to our significant contributions and improvements during 2006. Included in these grants, the committee recognized the roles of Messrs. Wallace and Walik in our performance and granted to them options to purchase 200,000 and 100,000 shares, respectively, at an exercise price of $7.20, reflecting the closing sale price of our common stock on the date of grant. These options become exercisable as to one half of the shares covered thereby on each of the first two year anniversaries of the date of grant and expire on the five years from the date of grant. In addition, in December 2006, the committee made a determination to make an additional grant to Messrs. Marshall and Wallace of options to purchase 200,000 and 120,000 shares of common stock, respectively, at an exercise price of $3.84, reflecting the closing sale price of our common stock on the date of grant. These options vest as to one third of the shares covered thereby on the date of grant and on each of the first two anniversaries of the date of grant and expire five years from the date of grant.

Pursuant to Mr. Marshall’s employment agreement, on August 18, 2006, Mr. Marshall was awarded an option to purchase 800,000 shares of common stock, with an exercise price equal to $6.30, the closing sale price of our common stock on August 17, 2006, which was the most recent closing price prior to the grant. These options become exercisable as to one quarter of the shares covered thereby on each of the first four year anniversaries of the date of grant and expire five years from the date of grant. We agreed to file a registration statement covering the shares issuable upon exercise of the option prior to August 18, 2007.

When Mr. Wallace was hired in March 2006, in accordance with his offer letter, he was awarded an option to purchase 100,000 shares of common stock with an exercise price based on the closing price on the date he accepted the position in February 2006. The option was exercisable as to one-quarter of the shares on March 20, 2006 and becomes exercisable as to 25,000 shares on each of the next three anniversaries of his employment, and the option expires on March 20, 2011. The closing price of our common stock on Mr. Wallace’s start date was $13.20 and the closing price on his acceptance date was $9.75. This difference in price was included in the calculation of the grant date fair value of these options in accordance with Statement of Financial Accounting Standard No. 123(R) “Share Based Payment”.

Severance and Change in Control Agreements

Pursuant to Mr. Marshall’s employment agreement, if we terminate Mr. Marshall’s employment without “cause”, he would receive payment of his base salary and benefits for six months, in monthly installments. Additionally, if Mr. Marshall is terminated within three months following a change of control, all unvested stock options granted to Mr. Marshall under the employment agreement will immediately vest and become exercisable for the full term of the option.

In conjunction with the termination of Mr. Walik’s employment in January 2007, we entered into an agreement to pay an amount approximately equivalent to six months of base salary.

Other Benefit Plans and Programs.

Executives are eligible to participate in benefit programs designed for all of our full-time employees. These programs include a 401(K) savings plan and medical, dental, disability and life insurance programs. We currently cover the majority of such medical, dental and insurance payments requiring a minor co-pay from the employee. Additionally, we may, under our current plans, contribute to individual employee’s 401(k) savings plan from time to time. To date, we have not participated in a 401(k) match but are evaluating this and may contribute in the future.

Employment Agreements

We have not entered into any employment agreements with our named executive officers other than the employment agreement entered into on August 18, 2006 with Dana Marshall, our President and Chief Executive Officer, upon the commencement of his employment with our company.

Mr. Marshall’s employment agreement provides for an annual base salary of $250,000, subject to such increases as our board may determine. The agreement provides for a signing bonus of $15,000 and an annual incentive bonus each calendar year of up to 50% of the base salary for the calendar year if we achieve goals and objectives established by the committee. Pursuant to the employment agreement, we also granted to Mr. Marshall options to purchase 800,000 shares of common stock at an exercise price of $6.30 per share. These options become exercisable as to one quarter of the shares covered thereby on each of the first four year anniversaries of the date of grant and expire on the five years from the date of grant. We agreed to file a registration statement covering the shares issuable upon exercise of the option prior to August 18, 2007. Mr. Marshall is also eligible to receive such other cash bonuses or other compensation as may be awarded by the board during his employment.

Pursuant to his employment agreement we agreed to pay Mr. Marshall a temporary housing allowance in an amount equal to his actual rental preference (plus an amount equal to any additional tax consequences to him for such payment, if any) for a period of up to five years, while he establishes a permanent residence in the Tucson, Arizona area.

Mr. Marshall’s employment agreement is terminable by us immediately for “cause”, or by us without cause upon 30 days prior written notice or by Mr. Marshall upon 30 days prior written notice. If we terminate Mr. Marshall’s employment without cause, he would receive payment of his base salary and benefits, in monthly installments, for six months. Additionally, if Mr. Marshall is terminated following a change of control, all unvested stock options awarded to Mr. Marshall under the employment agreement will immediately vest and become exercisable for the full term of the option.

The following table discloses for the periods presented the compensation for the persons who served as our Chief Executive Officer and our Chief Financial Officer and our three most highly compensated other executive officers (not including the Chief Executive Officer and Chief Financial Officer) whose total individual compensation exceeded $100,000 for the fiscal year ended December 31, 2006 (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus (2)	Option Awards (3)	All Other Compensation (4)	Total
Dana A. Marshall	2006	$87,500	$75,000	$243,108	$16,185	$421,793
Director, President,
Chief Executive Officer and
Secretary

Thomas C. Dearmin	2006	$200,000	$-	$-	$1,204	$201,204
Director

Kenneth M. Wallace	2006	$146,154	$20,000	$421,851	$27,360	$615,365
Chief Operating Officer and
Chief Financial Officer and
Assistant Secretary

Joseph Hayden	2006	$183,750	$10,000	$-	$6,672	$200,422
Executive Vice President -
Programs

Stephen William McCahon	2006	$183,750	$10,000	$-	$2,962	$196,712
Executive Vice President -
Engineering

Bernie Walik	2006	$192,937	$-	$151,463	$4,776	$349,177
Former Executive Vice
President -Operations

(1)
In August 2006, we entered into an employment agreement with Mr. Marshall that provides for Mr. Marshall’s employment as the Company’s President and Chief Executive Officer at an annual base salary of $250,000. In March 2006, we hired Mr. Wallace as our Chief Financial Officer at an annual base salary of $190,000. Accordingly, Mr. Wallace’s and Mr. Marshall’s salaries reflect only their service for the remaining portion of calendar year 2006.

(2)
Mr. Marshall’s bonus of $75,000 is comprised of a $15,000 signing bonus and a $60,000 cash bonus granted by the compensation committee in December 2006 in appreciation of Mr., Marshall’s accomplishments in the first five months of employment. This cash bonus was paid in January 2007. The bonuses that Messrs. Wallace, Hayden and McCahon received of $20,000, $10,000 and $10,000, respectively, were granted by the compensation committee as a part of the incentive bonus compensation program and in appreciation of their contribution to meeting goals during 2006.

(3)
The amounts included in the “Option Awards” column represent the compensation cost recognized by the Company in 2006 related to stock option awards to directors, computed in accordance with Statement of Financial Accounting Standards No. 123R. For a discussion of valuation assumptions, see Note 10 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.

(4)	The amounts shown in the “All Other Compensation” column are attributable to the following:

a.	Messrs. Wallace, McCahon, Hayden, Dearmin and Walik received payments in compensation for lost unused vacation time.

b.	Messrs. Marshall and Wallace received payments for commuting costs, temporary housing assistance and relocation assistance. Mr. Marshall also received reimbursements of automotive expenses.

(5)
Mr. Dearmin served as our President and Chief Executive Officer until August 2006 and as Vice Chairman until February 2007. Since resigning as Vice Chairman, Mr. Dearmin no longer received his salary, but receives director’s fee of $50,000 per year.

(6)	Mr. Walik’s employment was terminated in February 2007 and we agreed to pay him approximately six months salary as severance.

In August 2006, we entered into an employment agreement with Mr. Marshall that provides for Mr. Marshall’s employment as the Company’s President and Chief Executive Officer. In March 2006, we hired Mr. Wallace as our Chief Financial Officer. Mr. Dearmin served as our President and Chief Executive Officer until August 2006, Chief Financial Officer until March 2006 and Vice Chairman from August 2006 to February 2007. Since resigning as Vice Chairman, Mr. Dearmin no longer receives his salary but receives a director’s fees of $50,000 a year.

The following table discloses the grants of a plan-based award to each of the Named Executives in 2006.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Closing Market Price on Date of Grant	Grant Date Fair Value of Option
Name	Grant Date	Threshold	Target	Maxium	Options (#)	($/Sh)	($/Sh)	Awards (2)
Dana A. Marshall		$0	$125,000	$125,000	-	-	-	-
	08/18/2006 (3)	-	-	-	800,000	$6.30	$6.32	$1,562,082
	12/26/2006 (5)	-	-	-	200,000	3.84	-	$143,542

Kenneth M. Wallace	03/20/2006 (4)	-	-	-	100,000	9.75	13.20	$543,041
	06/02/2006 (6)	-	-	-	200,000	7.20	-	$324,326
	12/26/2006 (5)	-	-	-	120,000	3.84	-	$86,125

Bernie Walik	06/02/2006 (6)	-	-	-	100,000	7.20	-	$162,163

(1)
The Estimated Future Payouts under Non-Equity Incentive Plan Awards represents Mr. Marshall’s eligibility to receive an annual incentive bonus in each calendar year of up to 50% of his base salary if we achieve goals and objectives established by the compensation committee in accordance with Mr. Marshall’s employment agreement. Mr. Marshall’s base salary for 2007 is $250,000.

(2)
The amounts included in the “Grant Date Fair Value of Option Awards” column represent the full grant date fair value of the awards computed in accordance with Financial Accounting Standards No. 123R. The calculation of Mr. Wallace’s grant date fair value for the options granted August 18, 2006 included the differential between closing market price on date of grant of $13.20 and the exercise price of the option of $9.75. For a discussion of valuation assumptions, see Note 10 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006.

(3)
The exercise price of Mr. Marshall’s August 18, 2006 option was the closing sale price on August 17, 2006, the most recent closing price of the common stock prior to entering into the employment agreement and the price agreed to by Mr. Marshall and Ionatron in negotiating the employment agreement. Mr. Marshall’s options vest in four installments of 200,000 shares of common stock each on August 18, 2007, 2008, 2009 and 2010.

(4)
The exercise price of Mr. Wallace’s March 29, 2006 option was the closing price on the date he agreed to accept the position of Chief Financial Officer in February 2006, even though his employment did not commence until March 2006, and reflected the negotiation between Ionatron and Mr. Wallace of the terms of his acceptance of the position. Mr. Wallace’s options vested immediately on March 20, 2006 as to 25,000 shares of common stock and the remainder vest in three installments of 25,000 shares of common stock each on March 20, 2007, 2008 and 2009.

(5)	Options granted on December 26, 2006 vest in three equal installments, the first third of which vested on the date of grant and the remaining vest equally each on December 26, 2007 and 2008.

(6)	Options granted on June 2, 2006 vest in two equal installments on June 2, 2007 and 2008.

The following table discloses unexercised options held by the Named Executives at December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price	Option Exepiration Date
Dana A. Marshall	-	800,000	(1)	$6.30	08/18/2011
	66,667	133,333	(2)	$3.84	12/26/2011

Kenneth M. Wallace	25,000	75,000	(3)	$9.75	03/20/2011
	-	200,000	(4)	$7.20	06/02/2011
	40,000	80,000	(5)	$3.84	12/26/2011

Bernie Walik	150,000	-		$7.16	01/28/2010
	-	100,000	(6)	$7.20	06/02/2011

(1)	Options vest in four installments of 200,000 shares of common stock each on August 18, 2007, 2008, 2009 and 2010.

(2)	Options vest in two installments of 66,667 and 66,666 shares of common stock each on December 26, 2007 and 2008, respectively.

(3)	Options vest in three installments of 25,000 shares of common stock each on March 20, 2007, 2008 and 2009.

(4)	Options vest in two installments of 100,000 shares of common stock each on June 2, 2007 and 2008.

(5)	Options vest in two installments of 40,000 shares of common stock each on December 26, 2007 and 2008, respectively.

(6)	Options vest in two installments of 100,000 shares of common stock each on June 2, 2007 and 2008.

The following table discloses the exercise of stock options by the Named Executives in 2006.

OPTION EXERCISES

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise
Bernie Walik	10,000	$66,589
	98,334	$788,141

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

On August 18, 2006, we entered into an employment agreement with Mr. Marshall that provides that if his employment is terminated without cause, Mr. Marshall will receive an amount equal to his base salary then in effect for a period of six (6) months plus the pro rata portion of any incentive bonus earned in any employment year through the date of his termination. The Company may, terminate the employment agreement without cause, and Mr. Marshall may terminate the employment agreement, in each case, upon thirty (30) days written notice. If a change of control were to have occurred at December 31, 2006, the 800,000 options granted to Mr. Marshall in August 2006 would vest and become exercisable. The value of the options on such date computed in accordance with SFAS 123R would have been approximately $772,000. In addition, if such termination was without cause, Mr. Marshall would have received $125,000, severance (representing six months salary as his 2006 bonus was discretionary).

A Rights Agreement commonly known as a "poison pill", currently exists which provides that in the event an individual or entity becomes a beneficial holder of 12% or more of the shares of our capital stock, without the approval of the Board of Directors other stockholders of the Company shall have the right to purchase shares of our (or in some cases, the acquirer’s) common stock from the Company at 50% of its then market value.

In the event of a change-in-control, option awards granted under our 2004 Stock Incentive Plan which have been outstanding for at least one year may, at the discretion of the Board of Directors, become exercisable in full until it expires pursuant to its terms.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards (1)		Total
David C. Hurley	$90,968	$133,298	(2)	$224,266
George P. Farley	$75,000	$139,136	(3)	$214,136
James K. Harlan	$50,000	$92,758	(4)	$142,758
James A. McDivitt	$44,220	$606,889	(5)	$651,110
Thomas W. Steffens(6)	$-	$11,676		$11,676

(1)
The amounts included in the “Option Awards” column represent the compensation cost recognized by the Company in 2006 related to stock option awards to directors, computed in accordance with Statement of Financial Accounting Standards No. 123R. For a discussion of valuation assumptions, see Note 10 to our Consolidated Financial Statements. All options granted to directors in 2006 vested immediately and became immediately exercisable upon grant.

(2)
Mr. Hurley was granted options to purchase 75,000 shares of common stock in June 2006 with a grant date fair value, computed in accordance with Statement of Financial Accounting Standards No. 123R, of $121,622. Mr. Hurley was also granted options prior to 2006 for which $11,676 was recognized in 2006 for financial statement reporting purposes in accordance with SFAS 123R. As of December 31, 2006, Mr. Hurley had options to purchase 175,000 shares of common stock outstanding.

(3)
Mr. Farley was granted options to purchase 75,000 shares of common stock in June 2006 with a grant date fair value, computed in accordance with Statement of Financial Accounting Standards No. 123R, of $121,622. As of December 31, 2006. Mr. Farley was also granted options prior to 2006 for which $17,514 was recognized in 2006 for financial statement reporting purposes in accordance with SFAS 123R. Mr. Farley had options to purchase 175,000 shares of common stock outstanding.

(4)
Mr. Harlan was granted options to purchase 50,000 shares of common stock in June 2006 with a grant date fair value, computed in accordance with Statement of Financial Accounting Standards No. 123R, of $81,081. Mr. Harlan was also granted options prior to 2006 for which $11,677 was recognized in 2006 for financial statement reporting purposes in accordance with SFAS 123R. As of December 31, 2006, Mr. Harlan had options to purchase 200,000 shares of common stock outstanding.

(5)
Mr. McDivitt was granted options to purchase 150,000 shares of common stock in February 2006 with a grant date fair value, computed in accordance with Statement of Financial Accounting Standards No. 123R, of $525,808. Mr. McDivitt was also granted options to purchase 50,000 shares of common stock in June 2006 with a grant date fair value, computed in accordance with Statement of Financial Accounting Standards No. 123R, of $81,081. As of December 31, 2006, Mr. McDivitt had options to purchase 200,000 shares of common stock outstanding.

(6)
Mr. Steffens resigned as Executive Vice President and Director in March 2006. Mr. Steffens was granted options prior to 2006 for which $11,676 was recognized in 2006 for financial statement reporting purposes in accordance with SFAS 123R. All of Mr. Steffens' cash compensation in 2006 was for his role of Executive Vice President. As of December 31, 2006, Mr. Steffens had no options outstanding

During 2006, the Chairman of the Board received $100,000 per year, the Chairman of the Audit Committee received $75,000 per year and independent directors received $50,000 per year. In January 2007, the Board of Directors established the Independent Directors Compensation Program where the Chairman of the Board is to receive $100,000 per year, the Chairman of the Audit Committee is to receive $75,000 per year, the Chairman of the Compensation Committee is to receive $62,500 per year and each other independent director is to receive $50,000 per year. Additionally, under the Independent Directors Compensation Program, the Chairman of the Board is to receive options to purchase 100,000 shares of common stock, the Chairman of the Audit Committee is to receive options to purchase 75,000 shares of common stock, the Chairman of the Compensation Committee is to receive options to purchase 62,500 shares of common stock and each other independent director is to receive options to purchase 50,000 shares of common stock. The options under this program are automatically granted on every January 15th, or the next business day, and vest on the grant date with an exercise price equal to the closing market price of our common stock on the date of grant. All of the options granted to the directors in 2006 vested and became exercisable immediately upon grant. In February 2007, the Board of Directors approved payment to Mr. Dearmin of a fee of $50,000 per year for his services as a member of the Board to be paid in monthly installments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

The Compensation Committee of the Board of Directors members are James K. Harlan, David Hurley and James McDivitt, none of whom were an officer nor an employee at any time in the past, nor did they have any relationships requiring disclosure relative to transactions with related persons, promoters and certain control persons.

COMPENSATION COMMITTEE REPORT:

The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis and, based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Ionatron’s annual report on Form 10-K.

James K. Harlan
David Hurley
James McDivitt

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 14, 2007:

•	each of the our directors and executive officers;

•	all directors and executive officers of ours as a group; and

•	each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock.

Unless otherwise indicated, the address of each beneficial owner is care of Ionatron, 3716 East Columbia Street, Suite 120, Tucson, Arizona 85714. Unless otherwise indicated, the Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 16, 2007 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 78,171,267 shares outstanding on March 14, 2007.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned (1)
Robert Howard	19,695,862	(2)	25.2%
Artis Capital Management, LLC	10,276,992	(3)	13.1%
Thomas C. Dearmin	8,184,351		10.5%
S.A.C. Capital Advisors, LLC	6,275,622	(4)	8.0%
Joseph Hayden	5,985,668		7.7%
Stephen McCahon	5,878,968		7.5%
Kenneth M. Wallace	90,000	(5)	*
Dana A. Marshall	66,667	(5)	*
David C. Hurley	275,000	(5)	*
George P. Farley	175,000	(5)	*
James K. Harlan	262,500	(5)	*
James A. McDivitt	250,000	(5)	*
All directors and executive officers as
a group (10 persons)	21,213,654		26.7%

* Less than 1%

(1)	Computed based upon the total number of shares of common stock and shares of common stock underlying options held by that person exercisable within 60 days of March 16, 2007.

(2)
Represents: (i) 16,330,862 shares of common stock held directly by Mr. Howard; (ii) 490,000 shares of common stock held by Mr. Howard’s wife and, (iii) 2,875,000 shares of common stock held by the Robert Howard Family Foundation (the “Foundation”). Mr. Howard is a director of, and shares voting and dispositive power over the shares of common stock held by the Foundation. Mr. Howard disclaims beneficial ownership of the shares of common stock held by the Foundation.

(3)
Based on information contained in a report on Schedule 13G filed with the SEC on February 14, 2007: The address of Artis Capital Management, LLC (“Artis”) is One Market Plaza, Spear Street Tower, Suite 1700, San Francisco, CA 94105. Artis is a registered investment adviser and is the investment adviser of Artis Technology 2X Ltd (“2X”). Artis Inc. is the general partner of Artis. Stuart L. Peterson is the president of Artis Inc. and the controlling owner of Artis and Artis Inc. Artis Microcap GP, LLC (“Microcap GP”) is a wholly-owned subsidiary of Artis and is the general partner of a Cayman Islands exempted limited partnership to which Artis is the investment adviser. Each of Artis, Artis Inc., Microcap GP and Mr. Peterson disclaims beneficial ownership of the Stock, except to the extent of its or his pecuniary interest therein. 2X disclaims that it is, the beneficial owner as defined in Rule 13d-3 under the Securities Act of 1933 of any of such shares of common stock.

(4)
Based on information contained in a report on Schedule 13G filed with the SEC on February 14, 2007: The address of S.A.C. Capital Advisors, LLC, 72 Cummings Point Road, Stamford, CT 06902. Pursuant to investment agreements, each of S.A.C. Capital Advisors LLC (“SAC Capital Advisors”) and S.A.C. Capital Management LLC (“SAC Capital Management”) share all investment and voting power with respect to the securities held by SAC Capital Associates LLC (SAC Associates”) and SAC MultiQuant Fund, LLC (“SAC MultiQuant”). Steven A. Cohen controls each of SAC Capital Advisors and SAC Capital Management. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, each of SAC Capital Advisors, SAC Management and Mr. Cohen may be deemed to own beneficially 6,275,622 shares. SAC Capital Associates beneficially owns 6,274,122 shares. Each of SAC Capital Advisors, SAC Capital Management and Mr. Cohen disclaim beneficial ownership of any of the securities described in this footnote.

(5)	Represents options exercisable within 60 days of March 16, 2007.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table details information regarding our existing equity compensation plans as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity
compensation plans
approved by
security holders	4,436,473	$6.35	753,207
Equity
compensation plans
not approved by
security holders	1,126,000	$5.13	-
Total	5,562,473	$6.10	753,207

In January 2007, under the Independent Directors Compensation Program, the members of the Board of Directors received options to purchase 287,500 shares of common stock.

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

We have adopted a 2004 Stock Incentive Plan (“2004 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 3,000,000 shares of common stock have been reserved for distribution pursuant to the 2004 Plan. On June 28, 2005, the stockholders approved an amendment to the 2004 Plan to (i) increase the number of shares of the Company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of common stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares. As of December 31, 2006, 2005 and 2004, options to purchase 3,953,848, 1,598,281 and 630,425 shares, respectively, were outstanding under this plan.

We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE:

TRANSACTIONS WITH RELATED PARTIES

We lease office, manufacturing and storage space at our Tucson facility at an annual rental of $330,000 under a non-cancelable operating lease agreement from a company that is partially owned by Messrs. Howard, Dearmin, Hayden and McCahon, who, as a group, own a significant percentage of our common stock. Mr. Howard was a Director and Chairman of the board from our inception in 2002 to March 2006. Mr. Dearmin was an executive officer of our company until February 2007 and serves as a director of our company. Messrs. Hayden and McCahon are both Executive Vice Presidents of our company. The lease expires in November 2012, contains renewal options and an escalation provision in November 2007 that increases our annual rent by $49,500. The aggregate rent payments due for the period January 2006 to the end of the lease is approximately $2,516,000.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

Pursuant to our Code of Business Conduct, all officers and directors of the Company who have, or whose immediate family members have, any direct or indirect financial or other participation in any business that supplies goods or services to Ionatron, are required to notify our Compliance Officer, who will review the proposed transaction and notify the Audit Committee of our Board of Directors for review and action as it sees fit, including, if necessary, approval by our Board of Directors.

DIRECTOR INDEPENDENCE

The Board has determined that Messrs. Hurley, Farley, Harlan, and McDivitt meet the director independence requirements of the Marketplace Rules of the Association of Securities Dealers, Inc. applicable to NASDAQ listed companies. The Board of Directors has designated David Hurley as our Lead Independent Director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to the Company by BDO Seidman, LLP for professional services rendered for the years ended December 31, 2006 and 2005:

	2006	2005
Audit Fees	$541,340	$620,000
Tax Fees	$14,850	$9,000

Fees for audit services include fees associated with the annual audit of the Company and its subsidiaries, the review of our quarterly reports on Form 10-Q and the internal control evaluation under Section 404 of the Sarbanes-Oxley Act of 2002. Audit fees also include review of private placements, registration statements and offering documents in 2006 and in 2005. Tax fees include tax compliance, tax advice and tax planning related to federal and state tax matters.

PRE-APPROVAL POLICIES AND PROCEDURES

Consistent with the SEC requirements regarding auditor independence, our Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our principal accountant. Under the policy, the Audit Committee must approve non-audit services prior to the commencement of the specified service. Our principal accountants have verified, and will verify annually, to our Audit Committee that they have not performed, and will not perform any prohibited non-audit service.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

The following documents are filed or incorporated by reference as part of this report:

1.	Consolidated Financial Statements from Ionatron’s 2006 Financial Statements which are incorporated herein by reference:

a.	Management’s Report on Internal Control Over Financial Reporting.

b.	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

c.	Report of Independent Registered Public Accountant Firm on Financial Statements.

d.	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

e.	Consolidated Balance Sheets as of December 31, 2006 and 2005.

f.	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004.

g.	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

h.	Notes to the Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

Ionatron, Inc
Schedule II - Valuation and Qualifying Accounts
For the years ended December 31, 2006, 2005 and 2004

Allowance for Doubtful Accounts

	2006	2005	2004
Balance at beginning of year	$38,847	$17,432	$-
Addition to bad debt provision	59,088	34,565	17,432
Deductions	(91,658)	(13,150)	-
Balance at end of year	$6,277	$38,847	$17,432

Aggregate Product Warranty Liability:

	2006	2005	2004
Balance at beginning of year	$-	$40,000	$-
September 30, 2004 acquisition	-	-	40,000
Payments made under warranties	-	(16,500)	-
Change for accruals related to preexisting warranties	-	(23,500)	-
Balance at end of year	$-	$-	$40,000

Reserve For Loss on Projects

	2006	2005	2004
Balance at beginning of year	$-	$-	$-
Addition to loss on projects provision	433,979	29,469	-
Write offs	(18,661)	(29,469)	-
Balance at end of year	$415,318	$-	$-

3.	Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1
Amended and Restated Plan and Agreement of Merger entered into as of March 17, 2004, by and among U.S. Home & Garden, Inc. (“USHG”), Ionatron Acquisition Corp., a wholly-owned subsidiary of USHG, Robert Kassel (for purposes of Sections 5.9, 6.2(d), 6.2(j), 9.4 and 10.10 only), Fred Heiden (for purposes of Section 9.4 only), and Ionatron, Inc. and Robert Howard, Stephen W. McCahon, Thomas C. Dearmin and Joseph C. Hayden (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on March 24, 2004).

3.1	Certificate of Incorporation, as amended, (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-KSB for the fiscal year ended June 30, 1995).

3.2
Certificate of Amendment of Certificate of Incorporation if the Registrant filed with the Secretary of State of the State of Delaware on April 29, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).

3.3
Certificate of Elimination of the 10% Series A Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).

3.4
Certificate of Designation of the 6.5% Series A Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s 8-K filed with the SEC on October 28, 2005).

3.5	By-laws of the Registrant (incorporated by reference to Exhibit 3(b) of the Registrant’s Registration Statement on Form S-1 (Registration No. 33-45428)).

4.1
Form of certificate evidencing Common Stock, $.001 par value, of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-38483)).

4.2
Rights Agreement dated as of October 1, 1998 between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K for the event dated October 1, 1998).

4.3
Form of Registration Rights Agreement by and among the Registrant and each of the Purchasers named on the schedule thereto (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).

10.1	1991 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (Registration No. 33-45428).

10.2	1995 Stock Option Plan, as amended (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the fiscal year ended June 30, 1999).

10.4	1997 Stock Option Plan, as amended (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the fiscal year ended June 30, 1999).

10.5	1999 Stock Option Plan (incorporated by reference to Exhibit A filed with the Registrant’s Proxy Statement dated May 14, 1999 filed on Schedule 14A).

EXHIBIT NUMBER	DESCRIPTION
10.6	2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on May 25, 2005).

10.7
Tenant Use Contract between the Company and Mason Technology Inc. dated July 14, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.8	Lease, dated August, 1995 by and between McLeod Business Properties, as Lessor and North Star Research Acquisition Corp. (formerly North Star Research Corporation), as amended.

10.9
Form of 2004 Stock Incentive Plan Non-Qualifying Stock Option Agreement for Directors (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended June 30, 2005).

10.10	Employment Agreement dated August 18, 2006 between the Registrant and Dana A. Marshall.

21	Subsidiaries

23	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Compensation Committee Charter

99.2	Corporate Governance and Nominating Committee Charter

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March 2007.

IONATRON, INC.

By	/s/ Dana A. Marshall
Dana A. Marshall Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of March, 2007 by the following persons on behalf of the registrant and in the capacity indicated.

Name	Title

/s/ David C. Hurley	Chairman
David C. Hurley

/s/ Dana A. Marshall	Chief Executive Officer, Director, Secretary and
Dana A. Marshall	Treasurer

/s/ Kenneth M. Wallace	Chief Operating Officer, Chief Financial Officer,
Kenneth M. Wallace	Assistant Secretary and Assistant Treasurer

/s/ Joseph Hayden	Executive Vice President Programs
Joseph Hayden

/s/ Stephen W. McCahon	Executive Vice President Engineering
Stephen W. McCahon

/s/ Stephen A. McCommon	Vice President Finance and Chief Accounting Officer
Stephen A. McCommon

/s/ Thomas C. Dearmin	Director
Thomas C. Dearmin

/s/ George P. Farley	Director
George P. Farley

/s/ James K. Harlan	Director
James K. Harlan

/s/ James A. McDivitt	Director
James A. McDivitt

IONATRON, INC.

FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ionatron, Inc.
Tucson, Arizona

We have audited the accompanying consolidated balance sheets of Ionatron, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2006 as listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ionatron, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ionatron Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Phoenix, Arizona
March 15, 2007

IONATRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31 ,
	2006	2005	2004

Revenue	$10,029,755	$18,875,928	$10,930,522
Cost of revenue	10,121,143	17,757,305	10,094,379

Gross profit (loss)	(91,388)	1,118,623	836,143

Operating expenses:
General and administrative	11,963,302	3,613,151	2,565,778
Selling and marketing	643,384	525,067	544,564
Research and development	3,571,262	1,266,382	808,242
Impairment of assets	2,090,884	-	-
Total operating expenses	18,268,832	5,404,600	3,918,584

Operating loss	(18,360,220)	(4,285,977)	(3,082,441)

Other income (expense)
Interest expense	(13,001)	(227,106)	(215,593)
Interest income	812,311	111,760	46,122
Other income	544	815,134	484
Total other income (expense)	799,854	699,788	(168,987)

Loss before provision for income taxes	(17,560,366)	(3,586,189)	(3,251,428)

Provision (benefit) for income taxes	(46,488)	38,414	9,577

Net Loss	(17,513,878)	(3,624,603)	(3,261,005)

Preferred stock dividend	(1,200,476)	(215,936)	-

Net loss attributable to common stockholders	$(18,714,354)	$(3,840,539)	$(3,261,005)

Net loss attributed to common stockholders per common share – basic and diluted	$(0.25)	$(0.05)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	74,933,913	71,334,830	65,264,393

See accompanying notes to consolidated financial statements.

IONATRON, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31 ,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$22,123,792	$371,248
Accounts receivable - net	1,258,363	5,367,691
Securities available for sale	8,500,000	12,000,000
Inventory	2,214,471	1,348,700
Prepaid expenses	639,728	486,478
Other receivables	2,918	20,085
Total current assets	34,739,272	19,594,202
Property and equipment - net	2,205,278	1,732,796
Goodwill	-	1,487,884
Intangible assets - net	135,300	787,500
Other assets	72,776	50,449
TOTAL ASSETS	$37,152,626	$23,652,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$570,572	$997,589
Accrued expenses	330,938	358,156
Accrued compensation	818,779	391,912
Accrued professional fees payable	307,987	123,000
Customer deposits	284,279	19,500
Insurance premium financing	-	216,043
Billings in excess of costs	-	84,208
Current portion of capital lease obligations	46,974	37,617
Total current liabilities	2,359,529	2,228,025
Capital lease obligation	30,536	62,290
Deferred tax liabilities	-	47,991
Deferred rent	112,641	82,623
Total liabilities	2,502,706	2,420,929

Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 690,000 shares issued and outstanding at December 31, 2006; 720,000 shares issued and outstanding at December 31, 2005. (Liquidation preference $17,249,000)	690	720
Common stock, $.001 par value, 100,000,000 shares authorized; 78,171,267 shares issued and outstanding at December 31, 2006; 71,996,111 shares issued and outstanding at December 31, 2005	78,171	71,996
Additional paid-in capital	60,488,633	28,044,794
Accumulated deficit	(25,917,574)	(6,885,608)
Total stockholders’ equity	34,649,920	21,231,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,152,626	$23,652,831

See accompanying notes to consolidated financial statements.

IONATRON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2003	-	$-	48,452,249	$48,452	$471,548	$(3,989,784)	$(3,469,784)
Transfer of deficit on termination of Subchapter S election	-	-	-	-	(3,989,784)	3,989,784	-
Contribution of note payable to stockholders' equity	-	-	-	-	2,000,000	-	2,000,000
Issuance of common stock in merger	-	-	19,346,090	19,346	8,797,227	-	8,816,573
Issuance of common stock in North Star acquisition	-	-	199,063	199	1,699,801	-	1,700,000
Exercise of stock options and warrants	-	-	2,848,802	2,849	1,221,629	-	1,224,478
Shares issued for services performed	-	-	-	-	206,355	-	206,355
Net loss for the year ended December 31, 2004	-	-	-	-	-	(3,261,005)	(3,261,005)
Balance as of December 31, 2004	-	-	70,846,204	70,846	10,406,776	(3,261,005)	7,216,617

Exercise of stock options and warrants	-	-	1,139,907	1,140	829,860	-	831,000
Options issued for services performed	-	-	-	-	154,495	-	154,495
Sale of Series A Preferred Stock net of offering costs	720,000	720	-	-	16,578,473	-	16,579,193
Shares issued for services performed	-	-	10,000	10	75,190	-	75,200
Net loss for the year ended December 31, 2005	-	-	-	-		(3,624,603)	(3,624,603)
Balance as of December 31, 2005	720,000	720	71,996,111	71,996	28,044,794	(6,885,608)	21,231,902

Exercise of stock options and warrants	-	-	1,276,833	1,277	2,463,610	-	2,464,887
Options and warrants issued for services performed	-	-	-	-	241,671	-	241,671
Stock-based compensation expense	-	-	-	-	3,276,588	-	3,276,588
Preferred stock converted into common stock	(30,000)	(30)	62,500	63	(33)	-	-
Preferred stock dividend paid in 2006	-	-	160,079	160	1,222,810	(1,222,970)	-
Preferred stock dividend paid February 1, 2007	-	-	59,417	59	295,059	(295,118)	-
Sale of common stock and warrants net of offering costs	-	-	4,616,327	4,616	24,944,134	-	24,948,750
Net loss for the year ended December 31, 2006	-	-	-	-	-	(17,513,878)	(17,513,878)
Balance as of December 31, 2006	690,000	$690	78,171,267	$78,171	$60,488,633	$(25,917,574)	$34,649,920

See accompanying notes to consolidated financial statements.

IONATRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,513,878)	$(3,624,603)	$(3,261,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	947,734	965,635	887,154
Loss on equipment disposal	9,894	48,726	470
Deferred income tax	(47,991)	38,414	9,577
Provision for bad debts	59,088	-	-
Provision for losses on projects	433,979	-	-
Provision for obsolete inventory	1,184,823	-	-
Asset impairment charges	2,090,884	-	-
Noncash stock based compensation expense	3,518,259	185,828	206,355
Changes in assets and liabilities:
Accounts receivable	4,050,240	(870,341)	(4,148,541)
Other receivable	17,167	10,318	(30,403)
Inventory	(2,911,277)	(1,007,366)	(320,334)
Prepaid expenses	(153,250)	(60,216)	(356,714)
Deposits	(22,327)	(28,225)	-
Accounts payable	(427,017)	(641,429)	1,277,429
Billings in excess of costs	(84,208)	58,513	25,695
Accrued expenses, deposits and deferred rent	663,390	350,167	141,414
Net cash used in operating activities	(8,184,490)	(4,574,579)	(5,568,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(941,099)	(1,139,571)	(1,115,672)
Proceeds from sale of available-for-sale marketable securities	4,000,000	1,000,000	6,000,000
Purchases of available-for-sale marketable securities	(500,000)	(12,000,000)	(7,000,000)
Proceeds from disposal of equipment	6,747	-	3,208
Receivable from stockholder	-	-	107,482
Acquisition of business, net of cash acquired	-	-	(573,234)
Net cash provided by (used in) investing activities	2,565,648	(12,139,571)	(2,578,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to stockholder	-	100,000	1,000,000
Proceeds from issuance of common stock, net of costs incurred	24,948,750	-	-
Proceeds from issuance of preferred stock, net of costs incurred	-	16,579,193	-
Repayment on note payable to stockholder	-	(2,900,000)	(500,000)
Principal payments on capital lease obligation	(42,251)	(20,574)	(1,545)
Cash acquired from the Merger	-	-	8,816,573
Proceeds from the exercise of stock options and warrants	2,464,887	831,000	1,224,478
Net cash provided by financing activities	27,371,386	14,589,619	10,539,506
Net increase (decrease) in cash and cash equivalents	21,752,544	(2,124,531)	2,392,387
Cash and cash equivalents, beginning of period	371,248	2,495,779	103,392
Cash and cash equivalents, end of period	$22,123,792	$371,248	$2,495,779

See non-cash investing and financing activities at Note 15

See accompanying notes to consolidated financial statements.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION OF BUSINESS AND BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Ionatron, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. (“North Star”) (collectively, "Company," "Ionatron," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation.

NATURE OF BUSINESS AND SUMMARY OF OPERATIONS:

Ionatron was formed to develop and market Directed Energy Weapon products and other products incorporating its proprietary Laser Induced Plasma Channel ("LIPC") and related technologies. Our goal is to deliver products that incorporate our technology for sale to Government customers for specific applications and platforms as well as products for other commercial customers. Ionatron has entered into several contracts with the Government for products and services as well as Cooperative Research and Development Agreements for joint research on LIPC-based Directed Energy Weapons and Counter-Weapon Systems. We expect to offer Government approved versions of our products for other Government and non-Government security applications in the future. Since our inception, we have engaged in research and development and business development activities. Our first Government contract was received in September of 2003. During 2004 we demonstrated the laser guided man-made lightning Directed Energy technology in the laboratory, demonstrated the technology effects on a variety of targets both under Government contract and using internal research and development funding, delivered a compact laser system specifically designed to enable the technology under a Government contract; and commenced a Government contract for the development of a system on a mobile platform for field demonstration and testing. In 2005, utilizing contract and internal research and development funds, we continued development of laser sources, advanced high voltage systems, and special-purpose optical systems, expanded target effects testing under Government contracts, and furthered our understanding of the underlying physics of our systems and products. From the company’s inception to date we have focused upon, strengthened and developed key intellectual property in the areas of Directed Energy applications for our systems and methods. In 2005 and 2006, we entered into teaming agreements with other defense contractors regarding cooperative development and marketing of our LIPC and Laser Guided Energy (“LGE” tm) technologies and products.

In 2005 and 2006, in response to a heightened threat and at the request of a Government customer, we developed both major components and a system that can counter Improvised Explosive Devices (“IEDs”) which constitute a major threat in several areas of war. During 2005 and 2006 and continuing into early 2007 we completed a series of Government-sponsored tests of our counter-IED system. Variations of our counter-IED products have included a remotely operated vehicle, kits or palletized version of this direct discharge counter-IED system. Technical results of all testing are highly sensitive, but we believe the 2007 testing is consistent with previous tests and believe that these tests accurately reflect the capability of our technology in this critical mission. We are actively working with the Marine Corps and other Government organizations toward the near-term fielding of this technology.

Our progress in developing our LGE technology has resulted in follow-on contracts, including recently announced sole-source development activities. In particular, the Department of Defense (“DoD”) has identified certain urgent counter-IED applications for directed energy which, we believe, will lead to the development and fielding of mission-specific LGE platforms in the foreseeable future. Current year contracted LGE development activities include vehicle stopping and counter Vehicle Borne IED (VBIED) missions, which we expect will lead to follow-on missions for the LGE platform.

MERGER AND RECAPITALIZATION:

On March 18, 2004, a subsidiary of U. S. Home & Garden, Inc. (“USHG”), a non-operating, publicly traded company merged into Ionatron, Inc. (the "Merger"). Following the Merger, USHG stockholders held 33.89 % and Ionatron stockholders held 66.11% of USHG common stock on a fully diluted basis. The combination has been accounted for as a recapitalization of Ionatron, Inc., effective from our inception on June 3, 2002, and the issuance of 19,346,090 common shares and approximately 5.5 million options and warrants to the USHG stockholders on the date of merger in exchange for $8.8 million in cash. We also acquired in the Merger a $1.6 million principal amount subordinated promissory note from a highly leveraged entity. At the time of the Merger, we recorded a 100% valuation allowance for this note due to the uncertainty of collectibility. During 2005, we received $800,000 from the sale of this note which is included in “other income” on the accompanying Consolidated Statements of Operations.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

The consolidated financial statements reflect the historical results of Ionatron, Inc., prior to March 18, 2004, and the consolidated results of operations of the Company since March 18, 2004. As a result of the Merger, all pre-merger outstanding shares of Ionatron common stock were converted into 48,452,249 shares of USHG common stock.

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, Management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, the valuation of inventory, goodwill and other indefinite lived assets and stock-based compensation expense.

REVENUE RECOGNITION:

Revenue under long-term Government contracts is recorded under the percentage of completion method. Revenue, billable monthly, under cost plus fixed fee contracts is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, subcontractor costs and manufacturing and administrative overhead allowable under the contract. As contracts can extend over one or more accounting periods, revisions in earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Gross revenue is presented as we do not generally provide an allowance for returns from our customers.

The asset caption “accounts receivable” includes costs and estimated earnings in excess of billings on uncompleted contracts, which represents revenue recognized in excess of amounts billed. Such revenue is billable under the terms of contracts at the end of the year, yet was not invoiced until the following year and is generally expected to be collected within one year. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

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

NET LOSS PER COMMON SHARE:

Basic loss per common share is computed as net income (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the effect of common shares issuable through exercise of stock options and warrants and common shares issuable upon the conversion of convertible instruments. The dilutive effect of options, warrants and our Series A Convertible Preferred Stock, which were not included in the total of diluted shares because the effect was antidilutive, was 1,883,222, 2,828,770 and 2,735,877 for the years ended December 31, 2006, 2005 and 2004, respectively.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

CASH AND CASH EQUIVALENTS:

Cash equivalents are investments in money market funds or securities with an initial maturity of 3-months or less.

ACCOUNTS RECEIVABLE:

Our accounts receivable balance includes contract receivables related to completed and in-progress contracts, retentions, and costs and estimated earnings on uncompleted contracts.

INVESTMENTS:

Our investments are primarily composed of auction rate securities which are tied to short-term interest rates that are periodically reset through and auction process. These investments are classified as available-for-sale and are reported at fair value based on quoted market prices. Gains and losses on auction rate securities are generally not anticipated since the reset period of seven to 35 days is short. However, should any unrealized gains or losses occur, they are recorded to stockholders’ equity, net of taxes, whereas realized gains or losses are recorded in the statement of operations

INVENTORIES:

Inventories include material, direct labor and related manufacturing overhead and are stated at the lower of cost (determined on a weighted average basis) or market. Due to the nature of our inventory, we analyze inventory on an item-by-item basis for obsolescence.

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

COMPUTER SOFTWARE DEVELOPMENT COSTS:

Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs are capitalized as fixed assets and include external direct costs of material and services and payroll costs for employees devoting time to the software projects, where applicable. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Amortization is provided on a straight-line basis over the shorter of 3 years or the estimated useful life of the software. Amortization expense relative to capitalized computer software development costs was $83,498, $40,871 and zero for 2006, 2005 and 2004, respectively.

VALUATION OF LONG-LIVED ASSETS INCLUDING INTANGIBLES SUBJECT TO AMORTIZATION:

We review long-lived assets, including intangible assets subject to amortization, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We assess the recoverability of such long-lived assets by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

GOODWILL AND OTHER INDEFINITE LIFE INTANGIBLE ASSETS:

We account for goodwill and other indefinite life intangible assets based on the method of accounting prescribed by the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and we have determined that Ionatron and North Star represent two separate reporting units. Goodwill is allocated to our reporting units based on the reporting units that will benefit from the acquired assets and liabilities. We tested goodwill and indefinite lived intangibles for impairment as of October 1, 2006. Based on this analysis, we determined that the fair values of our goodwill and North Star tradename intangible assets were below their carrying value and recorded and impairment charge of approximately $1.5 million for goodwill and $603,000 for North Star tradename as further discussed in footnote 7.

Goodwill and other indefinite life intangible assets are tested annually as of October 1st for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and other indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue and the timing of expenses. We develop future cash flows based on projected revenue with the assumption that expenses will grow at rates consistent with historical rates. If the expected cash flows are not realized, impairment losses may be recorded in the future.

For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit’s fair value. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit’s carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit. The methods used to measure fair value for this additional analysis may include the Adjusted Net Worth, Liquidation Value, Capitalization of Gross Revenues and Goodwill/Revenue methods. We used an average of the Capitalization of Gross Revenues and Goodwill/Revenue methods to value the revenue generated because the analyses are made independent of direct reference to the reporting unit’s actual performance. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference.

The impairment evaluation for other indefinite life intangible assets is performed by a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic, or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In addition, each reporting period, we evaluate intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

INCOME TAXES:

Income taxes are accounted for in accordance with SFAS No. 109 “Accounting for Income Taxes”. Accordingly, deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely that such assets will not be realized.

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

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

We have provided a valuation allowance for the deferred tax assets related to Ionatron’s operations. We have also provided a valuation allowance for the deferred tax assets related to the $27.1 million operating and $0.5 million capital loss carryovers of USHG. The USHG operating losses are available for deduction from our taxable income at a rate of approximately $2.8 million per year. The tax benefits related to deduction of the USHG losses will be added to paid-in capital, if realized.

STOCK-BASED COMPENSATION:

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.

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

The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model. We estimate expected stock price volatility based on the mean of the historical volatility of Ionatron, an industry index and a representative peer group. We use historical data to estimate forfeiture rates. SFAS 123(R) requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. We estimate expected life by analyzing the historical option exercise behavior of employees considering the effect of strike and market price on employee decision making and pertinent vesting schedules. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield for comparable periods.

We previously accounted for our employee stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions Including Stock Compensation, an interpretation of APB Opinion 25.” Under the intrinsic value based method, compensation cost is the excess of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, compensation costs were recognized for employee stock option grants only when we granted options with a discounted exercise price.

On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

The pro forma table below reflects net loss information and basic and diluted earnings per share for the following years ended December 31, as if compensation expense had been recognized for stock options as determined under the fair-value-based method prescribed by SFAS 123 using the Black-Scholes options pricing model and amortized over the vesting periods of the related options.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

	For the year ended December 31,
	2005	2004
Net loss attributable to common stockholders:
As reported	$(3,840,539)	$(3,261,005)

Pro forma stock compensation expense	(4,036,178)	(1,020,523)
Pro forma	$(7,876,717)	$(4,281,528)

Net loss per share - basic and diluted:
As reported	$(0.05)	$(0.05)
Pro forma	$(0.11)	$(0.07)

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount of accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

CONCENTRATIONS OF CREDIT RISK:

We maintain cash balances at a major bank and, at times, balances exceed FDIC limits. We generally do not have a significant concentration of credit risk on accounts receivable from the Government.

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

We do not generally provide an allowance for receivables from the Government. We have non-Government customers for which we provide for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company’s prior history of uncollectible accounts receivable.

BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

Billings in excess of costs and estimated earnings on uncompleted contracts consists of amounts for which contract billings have been presented but the goods and services required under the contracts have not yet been provided and the associated revenue has not been recognized.

RESEARCH AND DEVELOPMENT EXPENSES:

Expenditures for Company-sponsored research and development projects and bid and proposal costs are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed.

COMPREHENSIVE INCOME:

We have no items of comprehensive income or expense in any of the periods presented. Accordingly, our comprehensive income (loss) and net income (loss) are equal for all periods presented.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for the first fiscal year beginning after November 15, 2007. Management is currently evaluating what the impact on our financial statements will be if we adopt this statement.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

In December 2006, the FASB issued FASB Staff Position (“FSP”) Emerging Issued Task Force (“EITF”) 00-19-2, Accounting for Registration Payment Arrangements, which addresses accounting for registration payment arrangements. The FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies.” FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and related financial instruments entered into prior to December 21, 2006, FSP EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP EITF 00-19-2 is adopted. We have elected early adoption of FSP EITF 00-19-2 during our 4th quarter beginning October 1, 2006, which did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe the adoption of SFAS 157 will have a material impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. To the best of our knowledge we do not expect the application of FIN 48 to have a material effect on our previously reported financial statements or the financial statements for the period of adoption.

NOTE 3 - ACCOUNTS RECEIVABLE:

Our accounts receivable balance as of December 31, 2006 and 2005 includes contract receivables related to completed and in progress contracts, retentions, and costs and estimated earnings on uncompleted contracts. Costs and estimated earnings on uncompleted contracts represent amounts that are billable under the terms of contracts at the end of the year, were invoiced in the following year and are generally expected to be collected within a year.

Accounts receivable consist of the following as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

Contracts in progress	$224,080	$3,375,104
Completed contracts	278,163	-
Retained	100,000	100,000
Cost and estimated earnings on uncompleted contracts	44,116	1,931,434
Precontract costs on anticipated contracts	618,281	-

	1,264,640	5,406,538
Less:
Allowance for doubtful accounts	6,277	38,847

Total	$1,258,363	$5,367,691

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Contract receivables at December 31, 2006 are expected to be collected within a year. There are no claims or unapproved change orders included in contract receivables at December 31, 2006 and 2005. The retained balances at December 31, 2006 and 2005 represent a contract reserve for which a customer has been billed. We expect payment of this reserve pending the completion of a review by the customer of the project costs. The December 31, 2006 pre-contract costs on anticipated contracts are costs applicable to a contract that is probable of being awarded. The allowance for doubtful accounts at December 31, 2006 and 2005 represent estimates for potentially uncollectible accounts receivable related to non-Governmental customers which is based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable.

Costs and Estimated Earnings on Uncompleted Contracts

	December 31, 2006	December 31, 2005

Cost incurred on uncompleted contracts	$127,622	$14,457,299
Estimated earnings	28,902	1,122,673

Total billable costs and estimated earnings	156,524	15,579,972
Less:
Billings to date	112,408	13,732,746

Total	$44,116	$1,847,226

Included in accompanying balance sheet under the following captions:

Unbilled costs and estimated earnings on uncompleted contracts included
in accounts receivable	$44,116	$1,931,434
Billings in excess of costs and estimated earnings on uncompleted
contracts	-	(84,208)

Total	$44,116	$1,847,226

NOTE 4 - SECURITIES AVAILABLE-FOR-SALE:

Available-for-sale securities consist of the following as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

Asset backed securities repriced monthly	$3,000,000	$3,000,000
Municipal bonds	4,500,000	5,500,000
Total debt securities	7,500,000	8,500,000

Preferred Stock	1,000,000	3,500,000
Total equity securities	1,000,000	3,500,000

Total available-for-sale securities	$8,500,000	$12,000,000

As of December 31, 2006 and 2005, the carrying value of available-for-sale securities approximated fair value and accordingly, there were no unrealized gains or losses relative to available-for-sale securities. The municipal bonds represent auction rate securities in long-term municipal bonds which are tied to short-term interest rates that are periodically reset through an auction process.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 5 - INVENTORIES:

Our inventories consist of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
Raw materials	$1,484,005	$815,788
Raw materials overhead	101,506	337,914
Raw materials reserve	(343,365)	-
Total raw materials	1,242,146	1,153,702

Work in process	2,229,101	194,997
Work in process reserve	(1,256,776)	-

Total work in process	972,325	194,997

Total inventory	$2,214,471	$1,348,700

Raw materials reserve of $343,365 and the work in process reserve of $1,256,776 are comprised of a reserve for loss on projects of $415,318 which has been charged to cost of revenue, and a lower of cost or market reserve for $1,184,823 which has been charged to general and administrative expenses. Additionally, we recorded in the quarter ended December 31, 2006 a $220,000 provision for loss on projects and a $363,000 provision for the lower of cost or market valuation reserve.

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and Equipment consist of the following as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

Furniture and leasehold improvements	$938,437	$487,913

Equipment and software	3,288,368	2,530,777

Total	4,226,805	3,018,690

Less accumulated depreciation and amortization	(2,021,527)	(1,285,894)

Net property and equipment	$2,205,278	$1,732,796

Included in property and equipment are assets under capitalized lease agreements with an aggregate cost of $139,601 and $119,747, and related accumulated amortization of $48,137 and $14,943 as of December 31, 2006 and 2005, respectively. Amortization expense for these assets was $33,194, $15,979 and zero for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS:

We test goodwill and indefinite lived intangibles for impairment as of October 1st of each year. In 2006, due to a significant reduction in sales volume and negative cash flows, we revised the five-year earnings forecast and projected cash flows for North Star. The projected cash flows were considered in determining the fair value of goodwill and indefinite lived intangible assets. Due to a decline in projected cash flows, the Company also performed assessments of the carrying value of North Star’s goodwill and Tradename indefinite lived intangible assets. This assessment consisted of estimating the asset’s fair value and comparing the estimated fair value to the carrying value of the asset. The Company estimated the goodwill asset’s fair value through the use of an average of the Capitalization of Gross Revenues and Goodwill/Revenue methods to value the revenue generated because the analyses are made independent of direct reference to the reporting unit’s actual performance projected cash flows based upon projected revenue streams over the life of the asset, discounted at rates consistent with the risk of the related cash flows. The North Star tradename intangible asset’s fair value was estimated through an analysis of the projected cash flows. Based on these analyses, the Company determined that the fair values of its goodwill and Tradename intangible assets were below their carrying value and recorded an impairment charge of approximately $1,488,000 for goodwill and $603,000 for Tradename.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Intangible assets consist of the following as of December 31, 2006 and 2005:

	As of December 31, 2006
	Gross			Net
	Carrying	Impairment	Accumulated	Carrying
	Amount	Charge	Amortization	Amount
Intangible Assets Subject to Amortization
Patent	$34,000	$-	$15,300	$18,700
Technological Know-How	212,000	-	95,400	116,600
Subtotal	246,000	-	110,700	135,300

Intangible Assets Not Subject to Amortization
Tradename	603,000	603,000	-	-
Intangible Assets Net	$849,000	$603,000	$110,700	$135,300

	As of December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Intangible Assets Subject to Amortization
Patent	$34,000	$8,500	$25,500
Technological Know-How	212,000	53,000	159,000
Total	246,000	61,500	184,500

Intangible Assets Not Subject to Amortization
Tradename	603,000	-	603,000
Intangible Assets Net	$849,000	$61,500	$787,500

Amortization expense related to amortizable intangibles was approximately $49,000, $77,000 and $22,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated amortizable life for Patents and Technological Know-How is 5 years.

For the year ended December 31, 2007	$49,200
For the year ended December 31, 2008	49,200
For the year ended December 31, 2009	36,900
Total	$135,300

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

The change in the carrying amount of goodwill for the year ended December 31, 2006 is as follows:
Balance as of January 1, 2006	$1,487,884
Impairment losses	(1,487,884)

Balance as of December 31, 2006	$-

NOTE 8 - ACCRUED EXPENSES:

Accrued expenses consist of the following as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Overdraft	$-	$87,698
Other	330,938	270,458
Total Accrued Expenses	$330,938	$358,156

NOTE 9 - NOTE PAYABLE TO STOCKHOLDER:

The Company’s former Chairman, and a significant stockholder, has provided funds since the inception of the Company under a revolving credit arrangement. The maximum amount outstanding under the facility was $5.3 million. After pay down of $500,000 and contribution of $2 million of the revolving credit into equity in the first quarter of 2004, the remainder of $2.8 million was incorporated into a new $3 million revolving credit arrangement with the same terms as the original revolving credit agreement. The note payable to stockholder bore interest at a variable annual rate equal to the prime rate plus two percent (2%), and was due upon demand subject to Board approval, and was collateralized by the assets of our subsidiary, Ionatron Technologies, Inc. An additional $100,000 was borrowed under the line of credit in September 2005, and the line of credit was paid in full in November 2005. Interest paid under the line of credit was approximately $213,000 and $211,000 for the years ended December 31, 2005 and 2004, respectively.

NOTE 10 - STOCKHOLDERS’ EQUITY:

PREFERRED STOCK:

On October 18, 2005, the Company's Board of Directors approved the elimination of the 10% Series A convertible Preferred Stock. No shares of 10% Preferred Stock were outstanding. The Board also authorized the issuance of up to 950,000 of the Company’s Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"). On October 27, 2005 the Company sold an aggregate of 720,000 shares of the Series A Redeemable Convertible Preferred Stock with a stated value of $25 per share for aggregate gross proceeds of $18,000,000 (the " 2005 Financing"). The net cash proceeds received from the 2005 Financing, after deducting placement agent fees and expenses and other expenses were approximately $16.6 million. Separately, we issued 101,667 warrants with a fair value of approximately $563,000 to the underwriters as additional compensation for this transaction. The Company used a portion of the net proceeds from the 2005 Financing to repay the then outstanding $2.9 million principal amount note payable to the Company's former Chairman of the Board under its revolving credit facility. During 2006, 30,000 shares of Series A Preferred Stock were converted into 62,500 shares of common stock. At December 31, 2006, 690,000 shares of the Series A Preferred Stock were outstanding.

The Series A Preferred Stock has a liquidation preference of $25.00 per Share. The Series A Preferred Stock bears dividends at the rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly, when declared. Dividends may be paid in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. If the Company fails to make a dividend payment within five business days following a dividend payment date, the dividend rate shall immediately and automatically increase by 1% from 6.5% of the liquidation preference per offered share of Series A preferred stock to 7.5% of such liquidation preference for as long as such failure continues and immediately return to 6.5% of the liquidation preference per share of Series A preferred stock per annum at such time as such failure no longer continues.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares (the "Conversion Shares") of common stock equal to the liquidation preference (plus any accrued and unpaid dividends for periods prior to the dividend payment date immediately preceding the date of conversion by the holder) divided by the conversion price (initially $12.00 per share, subject to adjustment in the event of a stock dividend or split, reorganization, recapitalization or similar event.) If the closing sale price of the common stock is greater than 140% of the conversion price on 20 out of 30 trading days, the Company may redeem the Series A Preferred Stock in whole or in part at any time commencing November 1, 2008 and continuing through October 31, 2010, upon at least 30 days' notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the shares to be redeemed, plus accrued and unpaid dividends thereon to, but excluding, the redemption date, subject to certain conditions. In addition, beginning November 1, 2010, the Company may redeem the Series A Preferred Stock in whole or in part, upon at least 30 days' notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the Series A Preferred Stock to be redeemed, plus accrued and unpaid dividends thereon to, but excluding, the redemption date, under certain conditions. We have paid dividends on our Series A Preferred Stock in the form of common stock. For the payment of dividends in 2006, we issued 160,079 shares of common stock with a market value of approximately $1.2 million. For the payment of dividends in 2007, we issued 59,417 shares of common stock with at market value of approximately $295,000.

COMMON STOCK:

On August 8, 2006, we sold 4,616,327 shares of our common stock and 923,272 warrants to purchase our common stock for gross proceeds of approximately $26.5 million. The net cash proceeds received from this offering, after deducting placement agent fees and expenses and other expenses were approximately $24.9 million. The warrants are exercisable until August 8, 2011 at an exercise price of $9.15 per warrant share.

A Rights Agreement commonly known as a "poison pill", currently exists which provides that in the event an individual or entity becomes a beneficial holder of 12% or more of the shares of our capital stock, without the approval of the Board of Directors other stockholders of the Company shall have the right to purchase shares of our (or in some cases, the acquirer’s) common stock from the Company at 50% of its then market value.

STOCK WARRANT AND DEVELOPMENT AGREEMENT:

In October 2003, we entered a Development Agreement with a third party whereby the Company issued a warrant, which expires October 2008, to purchase 1,028,076 common shares at $0.  All non-financial terms of development agreements are considered classified information by the Government, including the identity of the third party.  The initial $500,000 payment under the agreement was considered as payment for the warrant and was recorded as additional paid-in capital.  1,028,076 shares of common stock issued in the Merger were held in escrow pending issuance under the warrant.  In a subsequent agreement with the third party, we terminated the Development Agreement and the Warrant was converted into 725,000 shares of common stock in November 2004.

STOCK OPTIONS AND WARRANTS:

At December 31, 2006, Ionatron had a number of stock-based employee compensation plans. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Options granted to non-employee directors will generally vest immediately on the date of grant. Options granted to employees will generally vest over two to four years. All options granted have a contractual life of 5 years from the grant date. Total compensation expense related to these plans was $3.3 million for the year ended December 31, 2006. We have a policy of issuing new stock to satisfy share option exercises.

At December 31, 2006, 2005 and 2004 there were outstanding options to purchase 5.6 million, 3.5 million and 3.6 million shares, respectively, of common stock. We also had outstanding warrants to purchase 1.6 million, 589,827 and 607,460 shares of common stock for the same respective dates. At March 18, 2004, the date of the Merger, there were outstanding options and warrants issued by USHG covering approximately 5.5 million shares of common stock, exercisable at prices ranging from $0.25 to $5.00.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

On June 28, 2005, the stockholders approved an amendment to the Company's 2004 Stock Incentive Plan (“2004 Plan”) to (i) increase the number of shares of the Company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of Common Stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares. As of December 31, 2006, 2005 and 2004, options to purchase 3,953,848, 1,598,281 and 630,425 shares, respectively, were outstanding under this plan. Prior to the Merger, USHG maintained a number of Stock Compensation Option Plans which are included in the following tables.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	For the year ended December 31,
	2006	2005	2004
Weighted average fair value of grants	$2.01	$4.89	$2.94
Expected volatility	38.44% - 48.61%	62.0% - 75.0%	75.0% - 80.0%
Expected dividends	0%	0%	0%
Expected term (years)	1.5 - 4	5.0	5.0
Risk free rate	4.57% - 4.96%	3.29% - 4.05%	2.91% - 3.06%

The following table summarizes the activity of our stock option plans for the year ended December 31, 2006:
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	($000)

Outstanding at December 31, 2005	3,481,615	$4.30
Granted	4,061,850	$6.83
Exercised	(1,357,635)	$2.72
Forfeited	(623,357)	$8.14
Outstanding at December 31, 2006	5,562,473	$6.10	3.94	$2,110

Exercisable at December 31, 2006	2,136,881	$5.07	3.23	$1,927

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between Ionatron’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of Ionatron’s stock. At December 31, 2006, there was approximately $5.0 million of unrecognized compensation costs related to unvested stock granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted-average basis over a period of approximately two years. During the fourth quarter ended December 31, 2006, we changed the estimate of the number of outstanding instruments for which the requisite service is not expected to be rendered, which represents management’s best estimate based on information available. The effect of the change reduced net loss for the year ended December 31, 2006 by approximately $482,000 ($.01 per share).

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Option activity for 2005 and 2004 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding March 18, 2004	3,908,833	$0.72

Granted	1,758,925	4.30
Exercised	(1,955,083)	0.81
Forfeited	(64,750)	4.33

Outstanding December 31, 2004	3,647,925	2.34

Granted	1,090,400	8.14
Exercised	(1,081,685)	1.21
Forfeited	(175,025)	6.35

Outstanding December 31, 2005	3,481,615	$4.30

Compensation expense recorded for shares and options delivered to non-employees for the years ended December 31, 2006, 2005 and 2004 was approximately $286,000, $186,000 and $206,000, respectively, which was charged to operating expenses with offsetting entries to additional paid-in capital or pre-paid assets.

In October 2005, we issued 101,667 warrants as compensation for agency services provided in the issuance of our Preferred Stock financing. The warrants are exercisable for a period of five (5) years commencing at an exercise price of $12.00 per warrant share. In August 2006, as a part of our sale of 4,616,327 shares of our common stock we issued 923,272 warrants to purchase our common stock. The warrants are exercisable for a period of five (5) years at an exercise price of $9.15 per warrant share.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding March 18, 2004	1,597,426	$0.39

Warrants Exercised	(989,966)	$0.25

Outstanding December 31, 2004	607,460	$0.63

Warrants Issued	101,667	$12.00
Warrants Exercised	(119,300)	$0.63

Outstanding December 31, 2005	589,827	$2.59

Total Warrants Issued	989,938	$8.96
Total Warrants Exercised	(20,000)	$0.63

Outstanding December 31, 2006	1,559,765	$6.66	3.75

Information about warrants outstanding at December 31, 2006:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Avg. Remaining Contractual Life in Years	Weighted Avg. Exercise Price	Shares Exercisable	Weighted Avg. Exercise Price
$0.48 - $0.75	468,160	2.21	$0.63	468,160	$0.63
$6.00 - $12.00	1,091,605	4.41	$9.24	1,091,605	$9.24
	1,559,765	3.75	$6.66	1,559,765	$6.66

NOTE 11 – SIGNIFICANT CUSTOMERS:

The majority of our customers are either the Government or contractors to the Government and represent 96%, 96% and 99% of revenue for 2006, 2005 and 2004, respectively. Government sourced customers represent approximately 98% and 88% of our account receivable as of December 31, 2006 and 2005, respectively.

NOTE 12 – RETIREMENT PLANS:

We established a 401(k) plan for the benefit of our employees. We may make discretionary contributions to the plan. In 2005 and 2006, the Company did not contribute to the 401(k) plan. In 2004, the Company contributed $3,600 to the 401(k) plan.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 13 – COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

In Tucson, Arizona, we lease office, manufacturing and storage under four non-cancellable operating lease agreements. Our primary research and development facility is leased at an annual rental of $330,000 from a company that is partially owned by Messrs. Howard, Dearmin, Hayden and McCahon, who, as a group, own a significant percentage of our common stock. Mr. Howard was a Director and Chairman of the Board from our inception in 2002 to March 2006. Mr. Dearmin is a director and was an executive officer from our inception in 2002 to February 2007. Messrs. Hayden and McCahon are both Executive Vice Presidents. This lease expires in November 2012 and contains renewal options and an escalation provision at the end of 2007 that increases our annual rent by $49,500.

On September 16, 2005 we took possession of additional manufacturing space that has a monthly rental of approximately $5,100 under a month-to-month lease agreement.

In February 2006, we consolidated our executive and administrative offices into one location, which is proximate to our Tucson research and development facility. Effective December 2006 entered into a lease agreement for this property and we exercised our option to extend this lease to January 2010 with monthly rents of approximately $7,000 accelerating to approximately $7,400 in the final year of the lease with a total commitment of approximately $272,000.

In connection with the relocation of our North Star operations, on June 1, 2006 we commenced a 3-year non-cancellable, renewable operating lease at an annual rent of approximately $64,000 with annual escalations. We are also responsible for certain property related costs, including insurance, utilities and property taxes.

On April 1, 2005 we took possession of office, manufacturing and warehouse facilities at the Stennis Space Center in Mississippi under a non-cancelable operating lease. The lease expires in 2010 with the annual rent increasing from $269,000 in the first year to $283,000 in the final year for an aggregate commitment of $1,378,000. The lease may be renewed three times in five-year increments.

We account for escalation provisions contained in our leases by straight-lining the rent expense over the term of the leases.

The Company also leases a vehicle a under non-cancelable operating lease agreement to facilitate our material purchasing activities. This lease commitment is approximately $600 per month. We are responsible for registration, licensing and insurance costs.

Rent expense was approximately $906,000, $733,000 and $411,000 for 2006, 2005 and 2004, respectively.

Future annual minimum lease payments under these operating lease agreements are as follows:

Years ending December 31,	Amount
2007	$766,691
2008	812,565
2009	777,893
2010	457,600
2011	379,500
Thereafter	332,063
Total	$3,526,312

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

CAPITAL LEASES:

We rent office equipment under capital lease agreements with $2,079 in monthly payments. We also rent two vehicles for use in our operations under capital lease agreements with $2,155 in monthly payments.

Future annual minimum lease payments under these leases are:

Years ending December 31,	Amount

2007	$52,757
2008	27,361
2009	2,047

Total payments	82,165
Less interest	(4,655)
Total principal	77,510
Less: Current portion of capital lease obligations	(46,974)
Long-term capital lease obligations	$30,536

GUARANTEES:

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2006, 2005 and 2004.

LITIGATION:

In July 2006, two class action complaints were filed by George Wood and Raymond Deedon against Ionatron and its founders. Each of the class actions was filed in the United States District Court for the District of Arizona and allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, claiming that the Company issued false and misleading statements concerning the development of its counter-IED product. The court has consolidated these cases, and a consolidated amended complaint has been served. On February 16, 2007, the Company filed a motion to dismiss the consolidated amended complaint for failure to state of cause of action. We are unable to evaluate the likelihood of an unfavorable outcome in this matter or estimate the range of potential loss, if any. However, the Company intends to defend itself vigorously in any legal proceedings.

In September 2006, a derivative action was filed by John T. Johnasen in Arizona State Court, Pima County, against certain of the Company’s officers and directors, alleging, among other things, breach of fiduciary duty. The court has stayed the derivative action pending a decision on the Company’s motion to dismiss the consolidated amended complaint in the class action described above.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 14 – INCOME TAXES:

The components of the provision for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	December 31 ,
	2006	2005	2004
Current:
Federal	$-	$-	$-
State	-	-	-
Total Current	-	-	-

Deferred:
Federal	(39,151)	31,310	7,841
State	(8,840)	7,104	1,736
Total Deferred	(47,991)	38,414	9,577
Total provision for income taxes	$(47,991)	$38,414	$9,577

The reconciliation of the difference between income taxes at the statutory rate and the income tax provision for the years ended December 31, 2006, 2005 and 2004 is as follows:

	December 31 ,
	2006	2005	2004
Computed tax at statutory rate	$(5,970,524)	$(1,303,953)	$(1,175,634)
State taxes, net of federal benefit	$(798,582)	(4,618)	(1,128)
Change in valuation allowance	$7,241,296	1,458,225	1,306,703
Credits	$(541,376)	(183,996)	(122,523)
Other	21,195	72,756	2,159
Provision (Benefit) For Taxes	$(47,991)	$38,414	$9,577

Deferred tax assets (liabilities) consist of the following:

	December 31 ,
	2006	2005
Deferred Tax Assets:
Accruals & Reserves	$1,117,998	$191,284
Depreciation and Amortization	(100,073)	10,874
Tax Credit Carryforwards	1,091,593	550,216
Net Operating Loss	15,979,092	12,870,619
Capital Loss Carryforwards	176,935	176,935
Goodwill Amortization	517,140	(47,991)
FAS 123R Stock Compensation NQSO	1,309,332	-
Valuation Allowance	(20,092,017)	(13,799,928)
Total Deferred Tax Assets	$-	$(47,991)

The net change in the valuation allowance for the year ended December 31, 2006 increased by approximately $6.3 million. Management believes that sufficient uncertainty exists regarding the future realization of the Company's deferred tax assets and thus a full valuation allowance is required.

As of December 31, 2006, we have cumulative federal and state net operating loss carryforwards of approximately $50.1 million and $22.6 million, respectively, which can be used to offset future income subject to taxes. Federal net operating loss carryforwards begin to expire in 2020. State net operating loss carryforwards begin to expire in 2007. Included in federal net operating loss carryforwards is approximately $6.4 million related to stock based compensation that will be credited to additional paid in capital when realized. Upon adoption of SFAS 123(R) we reduced our gross deferred assets and related valuation allowance by stock compensation related deferred tax assets.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

As of December 31, 2006, we have cumulative unused research and development tax credits of approximately $435,000 and $413,000 which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2006, we have cumulative unused federal minimum tax credit carryforwards of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

Utilization of the company's net operating loss carryforwards and tax credits is subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION:

	Year Ended December 31,
	2006	2005	2004
Cash Paid During the Year For:
Interest	$13,001	$227,106	$215,593
Income taxes	$-	$-	$66,287

Non-Cash Investing and Financing Activities:

Conversion of note payable to common stock	$-	$-	$2,000,000
Equipment purchased under capitalized lease	$19,854	$119,746	$7,462
Shares issued in acquisition	-	-	1,700,000
Acquisition costs accrued	$-	$-	$15,000
Fair value of warrants issued to underwriters of the Series A Preferred Stock issuance	$-	$562,930	$-
Shares consumed in cashless exercises of options and warrants	100,802	61,078	96,247

Trade-in of equipment on capitalized lease	$-	$5,182	$-

Assets and Liabilities in North Star Acquisition:

Current and other assets, net of cash acquired	$-	$-	$(244,355)
Property and equipment	$-	$-	$(20,333)
Goodwill	$-	$-	$(1,487,889)
Intangible assets	$-	$-	$(886,000)
Account payable and accrued expenses	$-	$-	$350,338

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 16 – INDUSTRY SEGMENTS:

The Company is currently engaged in developing and marketing through two distinct segments: (1) Ionatron, where the focus is on Directed Energy Weapon technology products for sale to the Government and (2) North Star, where the focus is on the manufacture of custom high voltage equipment for sale in a more broad-based market. Prior to the acquisition of North Star, there was only one segment.

Selected Financial Data for our Reportable Segments for the year ended December 31, 2006

Business Segment	Revenues	Depreciation and Amortization	Interest Income	Interest Expense	Net (Loss)	Capital Expenditures	Identifiable Assets
Ionatron	$9,438,081	$830,365	$811,163	$12,216	$(13,112,813)	$765,795	$41,444,752
North Star	965,903	117,369	1,148	785	(4,401,065)	195,158	827,349
Total Company	10,403,984	947,734	812,311	13,001	(17,513,878)	960,953	42,272,101
Intersegment	(374,229)	-	-	-	-	-	(2,704,475)
Investment in Sub							(2,415,000)
Consolidated Company	$10,029,755	$947,734	$812,311	$13,001	$(17,513,878)	$960,953	$37,152,626

Selected Financial Data for our Reportable Segments for the year ended December 31, 2005

Business Segment	Revenues	Depreciation and Amortization	Interest Income	Interest Expense	Net (Loss)	Capital Expenditures	Identifiable Assets
Ionatron	$17,736,319	$849,477	$110,447	$225,962	$(3,391,292)	$1,175,253	$23,537,651
North Star	2,553,603	116,158	1,313	1,144	(233,311)	84,064	2,843,183
Total Company	20,289,922	965,635	111,760	227,106	(3,624,603)	1,259,317	26,380,834
Intersegment	(1,413,994)	-	-	-	-	-	(313,003)
Investment in Sub	-	-	-	-	-	-	(2,415,000)
Consolidated Company	$18,875,928	$965,635	$111,760	$227,106	$(3,624,603)	$1,259,317	$23,652,831

In January 2007, we consolidated the North Star operations into Ionatron’s to more effectively utilize the shared workforce of the two operations. As a result of this consolidation, for 2007 we have also collapsed the reporting segments of Ionatron and North Star into one segment for financial reporting purposes.

IONATRON, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 17 – QUARTERLY OPERATING RESULTS (UNAUDITED):

Quarterly operating results for 2006 and 2005 were as follows:

	1st	2nd	3rd	4th
2006
Revenues	$5,074,827	$1,997,170	$1,537,314	$1,420,444
Gross profit	307,649	(26,061)	(1,763)	(371,213)
Operating loss	(3,537,872)	(4,947,751)	(3,606,745)	(6,267,852)
Net loss attributable to common stockholders	$(3,745,945)	(5,154,120)	$(3,661,527)	$(6,152,762)

Weighted average number of shares
outstanding, basic and diluted	72,174,683	73,272,731	76,084,796	78,125,274

Basic and diluted net loss per share	(0.05)	(0.07)	(0.05)	(0.08)

2005
Revenues	$2,570,271	$3,956,522	$6,219,161	$6,129,974
Gross profit	165,785	180,696	658,582	113,560
Operating loss	(1,598,938)	(1,645,900)	(298,194)	(742,945)
Net loss attributable to common stockholders	$(1,647,598)	$(1,710,696)	$(361,335)	$(120,910)

Weighted average number of shares
outstanding, basic and diluted	70,969,510	71,212,062	71,354,540	71,766,778

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.00)

We tested goodwill and indefinite lived intangibles for impairment as of October 1, 2006. Based on this analysis, we determined that the fair values of our goodwill and the North Star tradename intangible assets were below their carrying value and in the fourth quarter of 2006 recorded impairment charges of approximately $1.5 million for goodwill and $603,000 for the North Star tradename. Additionally, we recorded in the fourth quarter of 2006 a $220,000 provision for loss on projects and a $363,000 provision for the lower of cost or market valuation reserve.