Form 10-Q
period 2007-03-31
IONATRON, INC.
filed 2007-05-10
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 7, 2007 there were 78,968,119 shares of the issuer's common stock, par value $.001 per share, outstanding.

IONATRON, INC.
March 31, 2007

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IONATRON, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$18,971,812	$22,123,792
Accounts receivable - net	2,509,169	1,258,363
Inventory	2,948,727	2,214,471
Securities available-for-sale	8,500,000	8,500,000
Prepaid expenses and deposits	476,367	639,728
Other receivables	1,279	2,918
Total current assets	33,407,354	34,739,272
Property and equipment - net	1,966,240	2,205,278
Other assets	72,776	72,776
Intangible assets - net	123,000	135,300
TOTAL ASSETS	$35,569,370	$37,152,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable - net	$794,992	$570,572
Accrued expenses	277,386	638,925
Accrued compensation	692,358	818,779
Customer deposits	255,127	284,279
Current portion of capital lease obligations	23,080	46,974
Total current liabilities	2,042,943	2,359,529
Capital lease obligations	10,438	30,536
Deferred rent	121,074	112,641
Total liabilities	2,174,455	2,502,706

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock, $.001 par value, 2,000,000 shares authorized and 690,000 shares issued and outstanding at March 31, 2007 and December 31, 2006.	690	690
Common stock, $.001 par value, 100,000,000 shares authorized; 78,225,936 shares issued and outstanding at March 31, 2007 and 78,171,267 shares issued and outstanding at December 31, 2006	78,226	78,171
Additional paid-in capital	61,886,666	60,488,633
Accumulated deficit	(28,570,667)	(25,917,574)
Total stockholders’ equity	33,394,915	34,649,920
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,569,370	$37,152,626

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2007	2006
Revenue	$2,070,610	$5,074,827

Cost of revenue	2,337,994	4,767,178

Gross profit (loss)	(267,384)	307,649

Operating expenses:
General and administrative	2,219,622	2,621,496
Selling and marketing	129,800	148,958
Research and development	124,023	1,075,066
Total operating expenses	2,473,445	3,845,520

Operating loss	(2,740,829)	(3,537,871)

Other (expense) income
Interest expense	(999)	(5,243)
Interest income	383,826	112,120
Other	12	9
Total other	382,839	106,886

Loss before provision for income taxes	(2,357,990)	(3,430,985)

Provision for income taxes	-	11,299

Net loss	(2,357,990)	(3,442,284)

Preferred stock dividends	(295,119)	(303,660)

Net loss attributable to common stockholders	$(2,653,109)	$(3,745,944)

Net loss per common share – basic and diluted	$(0.03)	$(0.05)

Weighted average number of shares outstanding, basic and diluted	78,171,872	72,174,683

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,357,990)	$(3,442,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271,235	213,167
Loss (gain) on equipment disposal	3,047	(25,041)
Deferred income tax provision	-	10,200
Provision for doubtful accounts	-	59,088
Provision for losses on projects	248,000	139,996
Non-cash stock based compensation expense	1,102,985	1,127,675
Changes in assets and liabilities:
Accounts receivable	(1,250,806)	(865,259)
Other receivable	1,639	600
Inventory	(982,256)	(1,550,306)
Prepaid expenses and deposits	163,361	(245,738)
Accounts payable	224,420	717,939
Billings in excess of costs	-	(25,724)
Accrued expenses, deposits and deferred rent	(508,679)	685,115
Net cash used in operating activities	(3,085,044)	(3,200,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(38,224)	(336,907)
Proceeds from sale of available-for-sale marketable securities	-	3,500,000
Purchases of available-for-sale marketable securities	-	(500,000)
Proceeds from disposal of equipment	15,280	-
Net cash (used in) provided by investing activities	(22,944)	2,663,093

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(43,992)	(9,148)
Exercise of stock options and warrants	-	1,987,946
Net cash (used in) provided by financing activities	(43,992)	1,978,798

Net increase (decrease) in cash and cash equivalents	(3,151,980)	1,441,319

Cash and cash equivalents, beginning of period	22,123,792	371,248

Cash and cash equivalents, end of period	$18,971,812	$1,812,567

See accompanying notes to consolidated financial statements (unaudited)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF BUSINESS AND SUMMARY OF OPERATIONS:

Ionatron was formed to develop and market Directed Energy Weapon products and other products incorporating its proprietary Laser Induced Plasma Channel ("LIPC") and related technologies. Our goal is to deliver products that incorporate our technology for sale to Government customers for specific applications and platforms as well as products for other commercial customers. Ionatron has entered into several contracts with the Government for products and services as well as Cooperative Research and Development Agreements for joint research on LIPC-based Directed Energy Weapons and Counter-Weapon Systems. We expect to offer Government approved versions of our products for other Government and non-Government security applications in the future. Since our inception, we have engaged in research and development and business development activities. Our first Government contract was received in September of 2003. During 2004 we demonstrated the laser guided man-made lightning Directed Energy technology in the laboratory, demonstrated the technology effects on a variety of targets both under Government contract and using internal research and development funding, delivered a compact laser system specifically designed to enable the technology under a Government contract; and commenced a Government contract for the development of a system on a mobile platform for field demonstration and testing. In 2005, utilizing contract and internal research and development funds, we continued development of laser sources, advanced high voltage systems, and special-purpose optical systems, expanded target effects testing under Government contracts, and furthered our understanding of the underlying physics of our systems and products. From the company’s inception to date, we have focused upon, strengthened and developed key intellectual property in the areas of Directed Energy applications for our systems and methods. In 2005 and 2006, we entered into teaming agreements with other defense contractors regarding cooperative development and marketing of our LIPC and Laser Guided Energy (“LGE” tm) technologies and products.

In 2005 and 2006, in response to a heightened threat and at the request of a Government customer, we developed both major components and demonstrator systems that can counter Improvised Explosive Devices (“IEDs”) which constitute a major threat in several areas of war. During 2005, 2006, and continuing into early 2007 we completed a series of Government-sponsored tests of these counter-IED systems. Variations of our counter-IED products include a remotely operated vehicle, kits and palletized versions of this direct discharge counter-IED technology. Technical results of all testing are highly sensitive, but we believe the latest series of testing is consistent with previous tests and believe that these tests accurately reflect the capability of our technology in addressing this critical mission. We are actively working with the Marine Corps and other Government organizations to field this technology.

Our progress in developing our LGE technology has resulted in follow-on contracts, including recently announced sole-source development activities. In particular, the Department of Defense (“DoD”) has identified certain urgent counter-IED applications for directed energy which, we believe, will lead to the development and fielding of mission-specific LGE platforms in the foreseeable future. Current year contracted LGE development activities include vehicle stopping and counter Vehicle Borne IED (VBIED) missions, which we expect will lead to follow-on missions for the LGE platform. As these counter-IED initiatives continue to be advanced by our customer we will be seeking manufacturing opportunities to field the proximity-related direct discharge products, the laser-guided versions of these direct discharge products, as well as other related proprietary technologies.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Ionatron and our wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star as of March 31, 2007 (collectively, "Company," "Ionatron," "we," "our" and "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended March 31, 2007, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, Management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, the valuation of inventory and stock-based compensation expense.

2. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Contracts in progress	$560,633	$224,080
Completed contracts	569,908	278,163
Retained	100,000	100,000
Cost and estimated earnings on uncompleted contracts	569,508	44,116
Pre-contract costs on anticipated contracts	709,120	618,281
	2,509,169	1,264,640
Less:
Allowance for doubtful accounts	-	6,277

Total	$2,509,169	$1,258,363

Contract receivables at March 31, 2007 and December 31, 2006 are expected to be collected within a year. There are no claims or unapproved change orders included in contract receivables presented. The retained balances represent a contract reserve for which a customer has been billed. We expect payment of this reserve pending the completion of a review by the customer of the project costs. The December 31, 2006 pre-contract costs on anticipated contracts are costs applicable to a contract that was probable of being awarded. In April 2007, we received a contract on material contained in pre-contract costs. The allowance for doubtful accounts represents an estimate for potentially uncollectible accounts receivable related to non-governmental customers which is based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable.

Costs and Estimated Earnings on Uncompleted Contracts

	March 31, 2007	December 31, 2006
Cost incurred on uncompleted contracts	$1,459,217	$127,622
Estimated earnings	116,464	28,902

Total billable costs and estimated earnings	1,575,681	156,524
Less:
Billings to date	1,006,173	112,408

Total	$569,508	$44,116

Included in accompanying balance sheet under the following captions:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable
	$569,508	$44,116
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-

Total	$569,508	$44,116

3. INVENTORY

Our inventories consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Raw materials	$1,595,159	$1,484,005
Raw materials overhead	109,109	101,506
Raw materials reserve	(217,280)	(343,365)
Total raw materials	1,486,988	1,242,146

Work-in-process	2,773,049	2,229,101
Work-in-process reserve	(1,311,310)	(1,256,776)
Total work-in-process	1,461,739	972,325

Total	$2,948,727	$2,214,471

The March 31, 2007 raw materials reserve of $217,280 and the work in process reserve of $1,311,310 were comprised of a reserve for loss on projects of $469,852, and a lower of cost or market reserve for $1,058,737. The December 31, 2006 raw materials reserve of $343,365 and the work in process reserve of $1,256,776 were comprised of a reserve for loss on projects of $415,318 which has been charged to cost of revenue and a lower of cost or market reserve for $1,184,823 which has been charged to general and administrative expenses.

4. STOCK-BASED COMPENSATION

Stock Options - Employees and Directors

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value for each option was estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options exercised during the three months ended March 31, 2007

The following table summarizes the stock options outstanding as of March 31, 2007 as well as activity during the three months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,562,473	$6.10
Granted	287,500	$4.25
Exercised	-
Forfeited	(267,750)	$7.30
Outstanding at March 31, 2007	5,582,223	$5.95

Exercisable at March 31, 2007	2,433,390	$4.95

As of March 31, 2007, the weighted average remaining contractual life of options outstanding and options exercisable was 3.77 and 3.20 years, respectively. There was $6.2 million of total unrecognized compensation cost related to unvested stock option awards as of March 31, 2007. For both the three months ended March 31, 2007 and 2006, stock-based compensation expense totaled $1.1 million. As of March 31, 2007, the aggregate intrinsic value of outstanding options was $3.1 million for 1,824,875 outstanding options in-the-money, and the aggregate intrinsic value for exercisable options was $2.7 million for of 1,329,542 exercisable options in-the-money (the intrinsic value of a stock option is the amount by which the market value of a share of the Company’s common stock exceeds the exercise price of the option).

Stock Options and Warrants - Non Employees

At March 31, 2007 and 2006 there were outstanding warrants to purchase 1.6 million and 589,827 shares of common stock, respectively which were issued in connection with the August 2006 financing or were outstanding at the date of the merger.

Compensation expense recorded for 100,000 option shares issued to a non-employee for the three months ended March 31, 2007 and 2006 was approximately $28,000 for each period, which was charged to operating expenses with an offsetting entry to pre-paid assets.

5. INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at March 31, 2007, we had no unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we had no uncertain tax positions and no related accrued interest and penalties.

For the three months ended March 31, 2006, we recorded a provision for income taxes of approximately $11,000 due to an increase in deferred tax liabilities as a result of the tax amortization of our goodwill. We did not record a provision for taxes in the first quarter of 2007 because in the fourth quarter of 2006, we reduced the fair value of goodwill to zero.

6. SIGNIFICANT CUSTOMERS

The substantial majority of our customers is either the U.S. Government or contractors to the U.S. Government and represents approximately 98% and 98% of revenues for the three months ended March 31, 2007 and 2006, respectively.

7. NET LOSS PER SHARE

Basic loss per share is computed as net loss attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants and common shares issuable upon the conversion of convertible instruments. The dilutive effect of options and warrants and our Series A Convertible Preferred Stock, which were not included in the total of diluted shares because the effect was antidilutive, was 1,148,653 and 1,860,528 shares for the three months ended March 31, 2007 and 2006, respectively, computed using the treasury stock method.

8. COMMITMENTS AND CONTINGENCIES

LITIGATION

In July 2006, two class action complaints were filed by George Wood and Raymond Deedon against Ionatron and its founders. Each of the class actions was filed in the United States District Court for the District of Arizona and allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, claiming that the Company issued false and misleading statements concerning the development of its counter-IED product. The court consolidated these cases, and a consolidated amended complaint was served. On February 16, 2007, the Company and the individual defendants filed a motion to dismiss the consolidated amended complaint for failure to state a cause of action. On March 30, 2007, the plaintiffs filed papers in opposition to the Company’s motion to dismiss. We are unable to evaluate the likelihood of an unfavorable outcome in this matter or estimate the range of potential loss, if any. However, the Company intends to defend itself vigorously in any legal proceedings.

In September 2006, a derivative action was filed by John T. Johnasen in Arizona State Court, Pima County, against certain of the Company’s officers and directors, alleging, among other things, breach of fiduciary duty. The court has stayed the derivative action until June 29, 2007 and has directed the parties to give notice when the federal district court rules on the Company’s motion to dismiss the consolidated complaint in the class action described above, and to seek leave of the court if they wish to extend the stay.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings.

9. INDUSTRY SEGMENTS

In January 2007, we consolidated the North Star operations into Ionatron’s to more effectively utilize the shared workforce of the two operations. As a result of this consolidation, for 2007 we have also collapsed the reporting segments of Ionatron and North Star into one segment for financial reporting purposes since North Star no longer meets the definition of a segment under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

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

OVERVIEW

Ionatron was formed to develop and market Directed Energy Weapon products and other products incorporating its proprietary Laser Induced Plasma Channel ("LIPC") and related technologies. Our goal is to deliver products that incorporate our proprietary technologies for sale to Government customers for specific applications and platforms as well as products for other commercial customers. Ionatron has entered into several contracts with the Government for products and services as well as Cooperative Research and Development Agreements for joint research on LIPC-based Directed Energy Weapons and Counter-Weapon Systems. We expect to offer Government approved versions of our products for other Government and non-Government security applications in the future. Since our inception, we have engaged in research and development and business development activities. Our first Government contract was received in September of 2003. During 2004 we demonstrated the laser guided man-made lightning Directed Energy technology in the laboratory, demonstrated the technology effects on a variety of targets both under Government contract and using internal research and development funding, delivered a compact laser system specifically designed to enable the technology under a Government contract; and commenced a Government contract for the development of a system on a mobile platform for field demonstration and testing. In 2005, utilizing contract and internal research and development funds, we continued development of laser sources, advanced high voltage systems, and special-purpose optical systems, expanded target effects testing under Government contracts, and furthered our understanding of the underlying physics of our systems and products. From the company’s inception to date, we have focused upon, strengthened and developed key intellectual property in the areas of Directed Energy applications for our systems and methods. In 2005 and 2006, we entered into teaming agreements with other defense contractors regarding cooperative development and marketing of our LIPC and Laser Guided Energy (“LGE” tm) technologies and products.

Since our inception, we have pursued the development of a range of core intellectual property objectives using internal investment, and have aggressively pursued patents on such technology. The objective of this approach has been to establish a sole source role for us in customer-funded technology and product development contracts, as well as to establish barriers to competition. We understand that our patent applications, in tandem with our significant proprietary knowledge, can be used as justification for sole source contracts in accordance with Federal Acquisition Regulations, and thereby avoid the necessity of competitive solicitations. Presently we have four patents issued and 28 patent applications in-process. Of the 28 pending patent applications, we have received secrecy orders on 15 and expect to receive secrecy orders on an additional two. The U.S. patent office imposes secrecy orders when disclosure of an invention by publication of a patent would be detrimental to the National Security. These patents are treated as under review unless and until they are declassified, at which time patents may be issued, with enforcement based on the original filing date. However, two of these secrecy order patent applications have been found patentable by the patent office. These patents and patent applications relate to our core LIPC technology, counter-IED offerings, and other technologies related to LGE, laser and high voltage applications.

In 2005 and 2006, in response to a heightened threat and at the request of a Government customer, we developed both major components and demonstrator systems that can counter Improvised Explosive Devices (“IEDs”) which constitute a major threat in several areas of war. During 2005 and 2006 and continuing into early 2007 we completed a series of Government-sponsored tests of these counter-IED systems. Variations of our counter-IED products include a remotely operated vehicle, kits and palletized versions of this direct discharge counter-IED technology. Technical results of all testing are highly sensitive, but we believe the latest series of testing is consistent with previous tests and we are fully satisfied that these tests accurately reflect the capability of our technology in addressing this critical mission. We are actively working with the Marine Corps and other Government organizations to field this technology. We are fully satisfied with the technical results of these tests.

Our progress in development of our LGE technology has resulted in follow-on contracts, including recently announced sole-source development activities. In particular, the Department of Defense (“DoD”) has identified certain urgent counter-IED applications for directed energy which, we believe, will lead to the development and fielding of mission-specific LGE platforms in the foreseeable future. Current year contracted LGE development activities include vehicle stopping and counter Vehicle Borne IED (VBIED) missions, which we expect will lead to follow-on missions for the LGE platform. As these counter-IED initiatives continue to be advanced by our customer we will be seeking manufacturing opportunities to field the proximity-related direct discharge products, the laser-guided versions of these direct discharge products, as well as other related proprietary technologies.

Government support for our LGE and LIPC technologies continues through Congressional funding in to the U.S. Navy budget, as well as funding that is transferred to the Navy from other services. Ionatron was awarded a $9.8 million dollar contract by the U.S. Navy that was funded by Congress as part of the fiscal year 2006 DoD appropriations. The delay in awarding this contract involved transferring Government property from the previous Government organization that funded the initial Transportable Demonstrator project, and the contract could not be awarded until this material transfer was complete. This contract also contains a portion of the additional approximately $5.1 million in Government funding that was identified in the fiscal year 2006 DoD Appropriations Bill to implement a new program that is designed to involve several organizations within the DoD in developing a new application for the core LGE and LIPC technologies.

In March 2007, the U.S. Army issued a Request-for-Information regarding Laser Guided Energy capabilities. This request was part of the customer process to validate that Ionatron has a unique capability so that a sole source contract may be awarded. It is anticipated that this funding will occur within the next few months and will be approximately $1.0 million. Previously, the U.S. Army has provided funding through existing U.S. Navy contracts. The Army has a dedicated RDT&E (Research Development Testing and Evaluation) funding line for LIPC technology and is now instituting their own contract vehicle to support this budgeted program in future years.

The fiscal year 2007 Defense Authorization bill contained approximately $400,000 of funding for testing of the counter-IED system technology by the U.S. Marine Corp. This testing occurred during late January and February 2007. We have been informed that the Marine Corp. has forwarded this report to Congress and has initiated a request for funding for further development of the counter-IED technology. Initial funding has been identified and approved and, although there can be no assurance that a contract will be awarded, a contract to continue technology development and implementation is expected shortly.

During the third quarter of 2006, we received a Small Business Technology Transfer Research Contract from the Army Research Office. This effort involves using unique aspects of the ultra-short pulse laser technology for remote sensing applications. We are teamed with the University of Arizona in this effort. The first phase of the program was completed successfully and in response to a request by the Army Research Office, we submitted, an initial Phase II proposal. The Phase II effort is expected to involve development of a prototype system. The Army’s schedule for awarding of the Phase II effort is in September 2007, although there can be no assurance that a contract will be awarded, on a timely basis, or at all, or the magnitude of such contract.

In April 2007, we signed an Exclusive Supplier Agreement with a major defense contractor regarding a non-military application for high voltage electrical systems. This agreement identifies Ionatron as the preferred supplier for the proprietary technology being developed. The agreement provides for a close working relationship between the organizations in developing the technology, and grants us a license to use the technology, and specific subsystems developed for that technology, for applications that do not compete with the major contractor’s own technology initiative.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 IS AS FOLLOWS:

	2007	2006
Revenue	$2,070,610	$5,074,827
Cost of revenue	2,337,994	4,767,178
General and administrative	2,219,622	2,621,496
Selling and marketing	129,800	148,958
Research and development	124,023	1,075,066
Other (expense) income:
Interest expense	(999)	(5,243)
Interest income	383,826	112,120
Other	12	9
Loss before provision for income taxes	(2,357,990)	(3,430,985)
Provision for income taxes	-	11,299

Net loss	$(2,357,990)	$(3,442,284)

REVENUE

The decrease of approximately $3.0 million in revenue for the three months ended March 31, 2007 compared to 2006 is primarily attributable to the completion in 2006 of our 12-unit counter IED (“Improvised Explosive Device”) order, while revenue from our LIPC project increased a modest amount.

COST OF REVENUE

Cost of revenue decreased approximately $2.4 million when compared to the three months ended March 31, 2006 due to decreased revenue. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts. Primarily as a result of lower revenue, the amount of allowable general and administrative expenses allocated to our revenue projects also decreased. The negative gross margin in the first quarter of 2007 was primarily due to costs attributed to non-government based contracts.

GENERAL AND ADMINISTRATIVE

Reported general and administrative (“G&A”) expense decreased approximately $402,000 in the first quarter 2007 when compared to the first quarter 2006. G&A expenses incurred in the first quarter of 2007 compared to the first quarter 2006 actually decreased by approximately $1.8 million. However, fewer G&A expenses were included in the indirect overhead costs allocated to material included in the costs of revenue on government contracts during the first quarter 2006 effectively reducing by $1.4 million the reported difference to $402,000 when compared to first quarter 2007. The difference in expenses incurred include the reduction in professional fees of $449,000, provision for bad debts and other losses on non-government based contracts of $422,000, supplies of $277,000, travel of $218,000, temporary help and consultants of $170,000, and fringe and benefits cost of $154,000.

SELLING AND MARKETING

Selling and marketing expenses of approximately $130,000 for the quarter ended March 31, 2007 are a decrease of approximately $19,000 from the $149,000 recognized in the quarter ended March 31, 2006, which is reflective of decreased marketing materials.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses decreased approximately $951,000 during the three months ended March 31, 2007 as compared to 2006 primarily due to the approximately $623,000 reduction of allocated labor and overhead on R&D projects. In the first quarter of 2007, we were focused more on in-process projects rather than internally funded R&D.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income in the first quarter of 2007 increased approximately $276,000 from the same period of 2006 primarily as a result of additional funds being provided by the August 2006 financing invested in money market accounts.

NET LOSS

Our operations for the three months ended March 31, 2007 resulted in a net loss of approximately $2.4 million, a decrease in our period loss of approximately $1.1 million when compared to the same period in 2006. This decrease is reflective of reductions in R&D of approximately $951,000, general and administrative of $402,000 and an increase of our interest income of $272,000, offset by negative gross margins attributed to non-government based contracts.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position decreased during the first three months of 2007 by approximately $3.2 million primarily as a result of $3.1 million used in operating activities. At March 31, 2007, we had approximately $27.5 million of cash, cash equivalents and securities available-for-sale.

During the first three months of 2007, we used approximately $3.1 million of cash in operating activities. This amount is comprised primarily of our net loss of approximately $2.4 million and increases in accounts receivable of $1.3 million, inventory of $982,000 and a decrease of accrued expenses, deposits and deferred rent of $509,000 reduced by non-cash stock option compensation expense of approximately $1.1 million, depreciation and amortization expense of $271,000, provision for loss on projects of $248,000 and a reduction of accounts payable of $224,000. In the first quarter of 2007, investment activities used approximately $23,000 from the acquisition and disposal of equipment while financing activities used approximately $44,000 from the early settlement of two capital lease obligations.

In the course of normal business operations and support for future revenue activities, we customarily incur approximately $500,000 of future purchase commitments which typically settle within 12 months of incurrence.

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

BACK-LOG OF ORDERS

At March 31, 2007, we had a backlog (that is, work load remaining on signed contracts) of approximately $2.6 million to be completed within the next twelve months. The backlog does not include proposals and contracts under negotiation.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2007, there was no significant change in our internal controls over financial reporting that has materially affected, or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

In July 2006, two class action complaints were filed by George Wood and Raymond Deedon against Ionatron and its founders. Each of the class actions was filed in the United States District Court for the District of Arizona and allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, claiming that the Company issued false and misleading statements concerning the development of its counter-IED product. The court consolidated these cases, and a consolidated amended complaint was served. On February 16, 2007, the Company and the individual defendants filed a motion to dismiss the consolidated amended complaint for failure to state a cause of action. On March 30, 2007, the plaintiffs filed papers in opposition to the Company’s motion to dismiss. We are unable to evaluate the likelihood of an unfavorable outcome in this matter or estimate the range of potential loss, if any. However, the Company intends to defend itself vigorously in any legal proceedings.

In September 2006, a derivative action was filed by John T. Johnasen in Arizona State Court, Pima County, against certain of the Company’s officers and directors, alleging, among other things, breach of fiduciary duty. The court has stayed the derivative action until June 29, 2007 and has directed the parties to give notice when the federal district court rules on the Company’s motion to dismiss the consolidated complaint in the class action described above, and to seek leave of the court if they wish to extend the stay.

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

IONATRON, INC.

By	/s/ Dana A, Marshall
Dana A. Marshall Chief Executive Officer and President

Date: May 10, 2007