Form 10-Q
period 2007-06-30
IONATRON, INC.
filed 2007-08-09
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 7, 2007 there were 79,108,150 shares of the issuer's common stock, par value $.001 per share, outstanding.

IONATRON, INC.

June 30, 2007

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IONATRON, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,103,590	$22,123,792
Accounts receivable - net	1,133,978	640,082
Inventory	4,036,521	2,832,752
Securities available-for-sale	8,500,000	8,500,000
Prepaid expenses and deposits	248,235	639,728
Other receivables	4,565	2,918

Total current assets	32,026,889	34,739,272
Property and equipment - net	1,803,337	2,205,278
Other assets	78,748	72,776
Intangible assets - net	110,700	135,300

TOTAL ASSETS	$34,019,674	$37,152,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable - net	$806,980	$570,572
Accrued expenses	386,558	638,925
Accrued compensation	555,102	818,779
Customer deposits	289,127	284,279
Current portion of capital lease obligations	20,838	46,974

Total current liabilities	2,058,605	2,359,529
Capital lease obligations	6,917	30,536
Deferred rent	128,263	112,641

Total liabilities	2,193,785	2,502,706

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock, $.001 par value, 2,000,000 shares authorized and 690,000 shares issued and outstanding at June 30, 2007 and December 31, 2006.	690	690
Common stock, $.001 par value, 100,000,000 shares authorized; 79,074,900 shares issued and outstanding at June 30, 2007 and 78,171,267 shares issued and outstanding at December 31, 2006	79,074	78,171
Additional paid-in capital	62,863,226	60,488,633
Accumulated deficit	(31,117,101)	(25,917,574)

Total stockholders’ equity	31,825,889	34,649,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,019,674	$37,152,626

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,
	2007	2006
Revenue	$3,149,173	$1,997,170

Cost of revenue	3,070,626	2,023,231

Gross profit (loss)	78,547	(26,061)

Operating expenses:
General and administrative	2,382,555	3,594,220
Selling and marketing	125,015	126,291
Research and development	183,804	1,201,179

Total operating expenses	2,691,374	4,921,690

Operating loss	(2,612,827)	(4,947,751)

Other (expense) income
Interest expense	(489)	(4,120)
Interest income	354,143	111,982
Other	7,835	35

Total other	361,489	107,897

Loss before provision for income taxes	(2,251,338)	(4,839,854)

Provision for income taxes	—	10,603

Net loss	(2,251,338)	(4,850,457)
Preferred stock dividends	(295,102)	(303,663)

Net loss attributable to common stockholders	$(2,546,440)	$(5,154,120)

Net loss per common share – basic and diluted	$(0.03)	$(0.07)

Weighted average number of shares outstanding, basic and diluted	78,741,988	73,272,731

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended June 30,
	2007	2006
Revenue	$5,219,783	$7,071,997

Cost of revenue	5,408,620	6,790,409

Gross profit (loss)	(188,837)	281,588

Operating expenses:
General and administrative	4,602,177	6,215,716
Selling and marketing	254,815	275,249
Research and development	307,827	2,276,246

Total operating expenses	5,164,819	8,767,211

Operating loss	(5,353,656)	(8,485,623)

Other (expense) income
Interest expense	(1,488)	(9,363)
Interest income	737,969	224,102
Other	7,847	44

Total other	744,328	214,783

Loss before provision for income taxes	(4,609,328)	(8,270,840)

Provision for income taxes	—	21,902

Net loss	(4,609,328)	(8,292,742)
Preferred stock dividends	(590,218)	(607,323)

Net loss attributable to common stockholders	$(5,199,546)	$(8,900,065)

Net loss per common share – basic and diluted	$(0.07)	$(0.12)

Weighted average number of shares outstanding, basic and diluted	78,458,508	72,726,740

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,609,328)	$(8,292,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	541,706	442,717
Loss (gain) on equipment disposal	4,504	(5,585)
Deferred income tax provision	—	20,399
Provision for doubtful accounts	—	27,811
Provision for warranty and losses on projects	296,247	—
Non-cash stock based compensation expense	1,785,297	1,987,549
Changes in assets and liabilities:
Accounts receivable	(493,896)	2,482,980
Other receivable	(1,647)	5,221
Inventory	(1,490,016)	(1,307,033)
Prepaid expenses and deposits	385,521	(170,846)
Accounts payable	236,408	(81,063)
Billings in excess of costs	—	(29,307)
Accrued expenses, deposits and deferred rent	(505,574)	(118,747)

Net cash used in operating activities	(3,850,778)	(5,038,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(136,849)	(660,329)
Proceeds from sale of available-for-sale marketable securities	—	3,500,000
Purchases of available-for-sale marketable securities	—	(500,000)
Proceeds from disposal of equipment	17,180	6,000

Net cash (used in) provided by investing activities	(119,669)	2,345,671

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(49,755)	(19,987)
Exercise of stock options and warrants	—	2,464,888

Net cash (used in) provided by financing activities	(49,755)	2,444,901

Net decrease in cash and cash equivalents	(4,020,202)	(248,074)

Cash and cash equivalents, beginning of period	22,123,792	371,248

Cash and cash equivalents, end of period	$18,103,590	$123,174

See accompanying notes to consolidated financial statements (unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Ionatron and our wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star as of June 30, 2007 (collectively, "Company," "Ionatron," "we," "our" and "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six-month period ended June 30, 2007, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in our Annual Report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

2. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Contracts receivable	$150,215	502,243
Retained	100,000	100,000
Cost and estimated earnings on uncompleted contracts	883,763	44,116

	1,133,978	646,359

Less:
Allowance for doubtful accounts	—	6,277

Total	$1,133,978	$640,082

Contract receivables at June 30, 2007 and December 31, 2006 are expected to be collected within a year. The retained balances represent a contract reserve for which a customer has been billed. We expect payment of this reserve pending the completion of a review by the customer of the project costs. The allowance for doubtful accounts represents an estimate for potentially uncollectible accounts receivable related to non-governmental customers which is based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable.

Costs and Estimated Earnings on Uncompleted Contracts

	June 30, 2007	December 31, 2006
Cost incurred on uncompleted contracts	$4,707,757	$127,622
Estimated earnings	360,153	28,902

Total billable costs and estimated earnings	5,067,910	156,524
Less:
Billings to date	4,184,147	112,408

Total	$883,763	$44,116

Included in accompanying balance sheet under the following captions:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$883,763	$44,116
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—

Total	$883,763	$44,116

3. INVENTORY

Our inventories consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Raw materials	$1,398,679	$1,242,146
Work-in-process	2,637,842	1,590,606

Total	$4,036,521	$2,832,752

The June 30, 2007 and December 31, 2006 inventory totals contain approximately $809,000 and $374,000, respectively, of allocated general and administrative costs.

4. STOCK-BASED COMPENSATION

Stock Options – Employees and Directors

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value for each option was estimated on the date of grant using the Black-Scholes option-pricing model.

The following table summarizes the stock options outstanding as of June 30, 2007 as well as activity during the six months then ended:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,562,473	$6.10
Granted	456,500	$4.66
Exercised	(440,000)	$0.63
Forfeited	(280,750)	$7.33

Outstanding at June 30, 2007	5,298,223	$6.37

Exercisable at June 30, 2007	2,704,990	$6.27

As of June 30, 2007, the weighted average remaining contractual life of options outstanding and options exercisable was 3.71 and 3.40 years, respectively. There was $5.7 million of total unrecognized compensation cost related to unvested stock option awards as of June 30, 2007. For the three months ended June 30, 2007 and 2006, stock-based compensation expense totaled $655,000 and $832,000, respectively. For the six months ended June 30, 2007 and 2006, stock-based compensation expense totaled $1.7 million and $1.9 million, respectively. As of June 30, 2007, the aggregate intrinsic value (amount by which the market value of a share of the Company’s common stock exceeds the exercise price of the option) of outstanding options was $363,000 for 1,097,375 outstanding options in-the-money, and the aggregate intrinsic value for exercisable options was $334,000 for 602,042 exercisable options in-the-money.

Stock Options and Warrants – Non Employees

At June 30, 2007 and 2006 there were outstanding warrants to purchase 1.1 million and 589,827 shares of common stock, respectively, which were either (i) issued in connection with the August 2006 financing or (ii) outstanding at the date of the merger.

Compensation expense of approximately $27,000 for each of the three months ended June 30, 2007 and 2006 and approximately $55,000 for each of the six months ended June 30, 2007 and 2006 was recorded for 100,000 option shares issued to a non-employee in August 2004, with an offsetting entry to pre-paid assets.

5. INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The adoption of FIN 48 did not impact the consolidated balance sheet, results of operations or cash flows. At the adoption date of January 1, 2007 and at June 30, 2007, we had unrecognized tax benefits of $9.6 million attributable to losses that were incurred by USHG prior to the merger in March 2004. These benefits are not recognized as a result of uncertainty regarding the utilization of the net operating loss carryforwards.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2007, we had no accrued interest or penalties related to our unrecognized tax benefits.

For the three months and six months ended June 30, 2006, we recorded provisions for income taxes of approximately $11,000 and $22,000, respectively, due to an increase in deferred tax liabilities as a result of the tax amortization of our goodwill. We did not record a provision for taxes in the first or second quarter of 2007 because in the fourth quarter of 2006, we reduced the fair value of goodwill to zero.

We file income tax returns in the US Federal and various state jurisdictions. With certain exceptions, the Company is no longer subject to audit for years prior to the year ended December 31, 2003.

6. SIGNIFICANT CUSTOMERS

The substantial majority of our customers is either the U.S. Government or contractors to the U.S. Government and represents approximately 96% of revenues for each of the six months ended June 30, 2007 and 2006, respectively.

7. NET LOSS PER SHARE

Basic loss per share is computed as net loss attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants and common shares issuable upon the conversion of convertible instruments. Options and warrants and our Series A Convertible Preferred Stock, which were not included in the total of diluted shares because the effect was antidilutive, was 386,222 and 1,897,252 shares for the three months ended June 30, 2007 and 2006, respectively, and 383,890 and 1,741,840 for the six months ended June 30, 2007 and 2006, respectively.

8. DIVIDENDS

Under a standing Board resolution a 6.5% dividend was paid on August 1, 2007 to the holders of our Series A Redeemable Cumulative Preferred Stock and that the dividend was paid in shares of our common stock to the holders of record on July 15, 2007. Dividends on Preferred Stock are accrued when the amount of the dividend is determined. The non-cash dividend of approximately $295,000 is reflected in our June 30, 2007 balance sheet. The recording of the dividend had no effect on our cash or total equity. Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at the discretion of the Company.

9. COMMITMENTS AND CONTINGENCIES

LITIGATION

In July 2006, two class action complaints were filed by George Wood and Raymond Deedon against Ionatron and its founders. Each of the class actions was filed in the United States District Court for the District of Arizona and allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, claiming that the Company issued false and misleading statements concerning the development of its counter-IED product. The court consolidated these cases, and a consolidated amended complaint was served. The Company and the individual defendants moved to dismiss the consolidated amended complaint for failure to state a cause of action. The plaintiffs have opposed the Company’s motion to dismiss. We are unable to evaluate the likelihood of an unfavorable outcome in this matter or estimate the range of potential loss, if any. However, the Company intends to defend itself vigorously in these legal proceedings.

In September 2006, a derivative action was filed by John T. Johnasen in Arizona State Court, Pima County, against certain of the Company’s officers and directors, alleging, among other things, breach of fiduciary duty. On June 29, 2007, the state court extended the stay of the derivative action until 30 days after the federal district court rules on the Company’s motion to dismiss the consolidated complaint in the class action described above.

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

OVERVIEW

Ionatron was formed to develop and market Directed Energy Weapon products and other products incorporating its proprietary Laser Induced Plasma Channel ("LIPC") and related technologies. Our goal is to deliver products that incorporate our proprietary technologies for sale to Government customers for specific applications and platforms as well as products for other commercial customers. Ionatron has entered into several contracts with the Government for products and services as well as Cooperative Research and Development Agreements for research on LIPC-based Directed Energy Weapons and Counter-Weapon Systems. We expect to offer Government approved versions of our products for other Government and non-government security applications in the future. Since our inception, we have engaged in research and development and business development activities. Our first Government contract was received in September of 2003. Since 2003, we demonstrated our Directed Energy technology in the laboratory; demonstrated the technology effects on a variety of targets both under Government contract and using internal research and development funding; delivered a compact laser system specifically designed to enable the technology under a Government contract; and commenced a Government contract for the development of a system on a mobile platform for field demonstration and testing. We have also, utilizing contract and internal research and development funds, developed additional laser sources, advanced high voltage systems, special-purpose optical systems, expanded target effects testing under Government contracts, furthered our understanding of the underlying physics of our systems and products and entered into teaming agreements with other defense contractors regarding cooperative development and marketing of our LIPC and Laser Guided Energy (“LGE” tm) technologies and products.

Since our inception, we have pursued the development of a range of core intellectual property objectives using internal investment, and have aggressively pursued patents on such technology. The objective of this approach has been to establish a sole source role for us in customer-funded technology and product development contracts, as well as to establish potential barriers to competition. We understand that our patent applications, in tandem with our significant proprietary knowledge, can be used as justification for sole source contracts in accordance with Federal Acquisition Regulations, and thereby avoid the necessity of competitive solicitations. Presently we have four patents issued and 30 patent applications in-process. Of the 30 pending patent applications, we have received Government initiated “national security related” secrecy orders on 17 of these applications. The U.S. patent office imposes secrecy orders when disclosure of an invention by publication of a patent would be detrimental to the National Security. These patents are treated as under review unless and until they are declassified, at which time patents may be issued, with enforcement based on the original filing date. However, we received notice that two of these secrecy order patent applications have been found patentable by the patent office. These patents and patent applications relate to our core LIPC technology, counter-IED offerings, and other technologies related to LGE, laser and high voltage applications.

        We have developed both major components and demonstrator systems that can counter Improvised Explosive Devices (“IEDs”) which constitute a major terrorist threat to military and security operations in several areas of military involvement around the world, and we completed a series of Government-sponsored tests of prototypes of these counter-IED systems. Variations of our counter-IED products include a remotely operated vehicle, kits and palletized versions of this direct discharge counter-IED technology. These variations may be implemented with other platforms and systems. Technical results of all testing are highly sensitive, but we believe the latest series of testing is consistent with previous tests and we are satisfied that these tests accurately reflect the capability of our technology in addressing this critical mission. We are actively working with the Marine Corps and other Government organizations to field this counter-IED technology. As a result of the testing conducted in January and February 2007 of our Counter-IED technology, the U.S. Marine Corps requested funding from both Congress and the Joint IED Defeat Organization (JIEDDO) for further development and testing of the technology to meet USMC urgent requirements. We expect that this activity will result in the development of multiple units for in-field testing by the USMC.

Our progress in development of our LGE technologies has resulted in follow-on contracts, including recently announced sole-source development activities. In particular, the Department of Defense (“DoD”) has identified certain urgent counter-IED applications for directed energy which, we believe, will lead to the development and fielding of mission-specific LGE platforms in the foreseeable future. Current year contracted LGE development activities include vehicle stopping and counter Vehicle Borne IED (VBIED) missions, which we expect will lead to follow-on contracts for the LGE platform. As these counter-IED initiatives continue to be advanced by our customer, we will be seeking manufacturing opportunities to field the proximity-related direct discharge products, the laser-guided versions of these direct discharge products, as well as other related proprietary technologies.

Government support for our LGE and LIPC technologies continues through Congressional funding in to the U.S. Navy budget, as well as funding that is transferred to the Navy from other services. We were awarded a $9.8 million dollar contract by the U.S. Navy in April 2007.

In March 2007, the U.S. Army issued a Request-for-Information regarding Laser Guided Energy capabilities. This request was part of the customer process to validate that we have a unique capability so that a sole source contract may be awarded. The initial contract award from that posting was received for approximately $200,000 to support research lead by the Los Alamos National Laboratory for advanced applications relating to our core technology. The Army has initiated a dedicated funding line for future years to support LGE development leading to an anticipated Program of Record for LGE in the 2010 fiscal year.

In April 2007, we signed an Exclusive Supplier Agreement for high voltage electrical systems for a commercial customer. This agreement identifies Ionatron as the preferred supplier for the proprietary technology being developed. The agreement provides for a close working relationship between the organizations in developing the technology and grants us a license to use the technology, and specific subsystems developed for that technology, for applications that do not compete with the major contractor’s own technology initiative. We anticipate that the first product to be delivered under this agreement will be completed in late August. The customer has already indicated that they will be awarding a subsequent contract for delivery of a next-generation system upon the delivery of the first unit.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006 IS AS FOLLOWS:

	2007	2006
Revenue	$3,149,173	$1,997,170
Cost of revenue	3,070,626	2,023,231
General and administrative	2,382,555	3,594,220
Selling and marketing	125,015	126,291
Research and development	183,804	1,201,179
Other (expense) income:
Interest expense	(489)	(4,120)
Interest income	354,143	111,982
Other	7,835	35

Loss before provision for income taxes	(2,251,338)	(4,839,854)
Provision for income taxes	—	10,603

Net loss	$(2,251,338)	$(4,850,457)

REVENUE

The increase of approximately $1.2 million in revenue for the three months ended June 30, 2007 compared to 2006 is attributable to the an increase in LGE revenue of approximately $1.8 million offset by a decrease of $673,000 resulting from the completion in 2006 of our 12-unit counter IED (“Improvised Explosive Device”) order.

COST OF REVENUE

Cost of revenue increased approximately $1.0 million when compared to the three months ended June 30, 2006 due to increased revenue. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts. Primarily as a result of higher revenue, the amount of allowable general and administrative expenses allocated to our revenue projects also increased, which has resulted in an improved gross margin.

GENERAL AND ADMINISTRATIVE

Reported general and administrative (“G&A”) expense decreased approximately $1.2 million in the second quarter 2007 when compared to the second quarter 2006. The decrease is primarily attributable to reductions in travel related costs of $484,000, temporary help and consultants of $331,000, non-cash director and employee stock option compensation expense of $178,000, supplies of $166,000, fringe and benefits cost of $135,000 and indirect overhead costs allocated to cost of revenue on Government contracts of $258,000, offset by a $293,000 adjustment to provision for bad debts on non-government based contracts in 2006.

SELLING AND MARKETING

Selling and marketing expenses remained level at approximately $125,000 for the quarter ended June 30, 2007 and $126,000 for the same period in 2006, which reflects a minor increase in professional fees and travel related costs offset by a minor decrease in marketing material costs.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses decreased approximately $1.0 million during the three months ended June 30, 2007 as compared to the same period in 2006 primarily due the re-deployment of our technical staff to our funded projects in-progress.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the first quarter of 2007 increased approximately $242,000 from the same period of 2006 primarily as a result of additional funds being provided by the August 2006 financing invested in money market accounts.

NET LOSS

Our operations for the three months ended June 30, 2007 resulted in a net loss of approximately $2.3 million, improved by approximately $2.6 million when compared to the $4.9 million loss in the same period in 2006. This improvement is reflective of reductions in general and administrative of $1.2 million, R&D of approximately $1.0 million, and increases in our net interest income of $242,000 and an improvement in our gross margin of $105,000.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 IS AS FOLLOWS:

	2007	2006
Revenue	$5,219,783	$7,071,997
Cost of revenue	5,408,620	6,790,409
General and administrative	4,602,177	6,215,716
Selling and marketing	254,815	275,249
Research and development	307,827	2,276,246
Other (expense) income:
Interest expense	(1,488)	(9,363)
Interest income	737,969	224,102
Other	7,847	44

Loss before provision for income taxes	(4,609,328)	(8,270,840)
Provision for income taxes	—	21,902

Net loss	$(4,609,328)	$(8,292,742)

REVENUE

The decrease of approximately $1.9 million in revenue for the six months ended June 30, 2007 compared to 2006 is primarily attributable to a decrease of $3.7 million from the completion of our 12-unit counter IED (“Improvised Explosive Device”) order in 2006, which was offset by an increase in revenue from our LGE project increased $2.1 million in 2007.

COST OF REVENUE

Cost of revenue decreased approximately $1.4 million when compared to the six months ended June 30, 2006 due to decreased revenue. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts. Primarily as a result of lower revenue and a lower amount of allowable general and administrative expenses allocated to our revenue projects. The negative gross margin in the first six months of 2007 was primarily due to costs attributed to non-government based contracts.

GENERAL AND ADMINISTRATIVE

Reported G&A expense decreased approximately $1.6 million in the first six months of 2007 when compared to the first six months of 2006 which includes reductions in travel related expenses of $700,000, temporary help and consultants of $500,000, professional fees of $480,000, supplies of $444,000, fringe and benefits cost of $288,000 and non-cash director and employee stock option compensation expense of approximately $202,000. These expense reductions were combined with an increase in G&A expenses allocated to cost of revenue of $278,000 which was offset by a decrease of $1.4 million of indirect overhead costs allocated to material included in the costs of revenue on Government contracts.

SELLING AND MARKETING

Selling and marketing expenses of approximately $255,000 for the six months ended June 30, 2007 decreased by approximately $20,000 from the $275,000 of expenses recognized in the six months ended June 30, 2006, which is reflective of decreased marketing material costs.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses decreased approximately $2.0 million during the six months ended June 30, 2007 as compared to 2006 primarily due the re-deployment of our technical staff to our funded projects in-progress.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the first six months of 2007 increased approximately $521,000 from the same period of 2006 primarily as a result of additional funds being provided by the August 2006 financing invested in money market accounts.

NET LOSS

Our operations for the six months ended June 30, 2007 resulted in a net loss of approximately $4.6 million, an improvement of approximately $3.7 million when compared to the same period in 2006. This improvement is reflective of reductions in R&D expense of approximately $2.0 million and G&A expense of $1.6 million and an increase of our net interest income of $521,000, offset by a decrease in our gross margin of $470,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had approximately $26.6 million of cash, cash equivalents and securities available-for-sale. Our cash position decreased during the first six months of 2007 by approximately $4.0 million. During the first six months of 2007, we used approximately $3.9 million of cash in operating activities. This amount is comprised primarily of our net loss of approximately $4.6 million and increases in inventory of $1.5 million, a decrease in accrued expenses, deposits and deferred rent of $506,000 and an increase in accounts receivable of $494,000, reduced by non-cash stock option compensation expense of approximately $1.8 million, depreciation and amortization expense of $542,000, a decrease in prepaid expenses and deposits of $386,000, a provision for warranty and loss on projects of $296,000 and an increase of accounts payable of $236,000. During the first six months of 2007, investment activities used approximately $120,000 from the acquisition and disposal of equipment while financing activities used approximately $50,000.

In the course of normal business, we customarily have approximately $500,000 of purchase obligations outstanding which typically settle within 12 months of incurrence.

We anticipate that short-term and long-term funding needs will be provided from cash and cash equivalents and available-for-sale marketable securities and cash flow from Government contracts. We believe that we have sufficient working capital to fulfill existing contracts and expected contracts in 2007 and 2008. The transportable demonstrator contract and at least two of the other Ionatron contracts, that presently represent a major portion of our current activity, are on a cost plus fixed fee basis. This means all work performed is done at our Government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly. Other contracts are at fixed prices which have commercial type gross margins associated with them.

BACK-LOG OF ORDERS

At June 30, 2007, we had a backlog (that is, work load remaining on signed contracts) of approximately $9.3 million to be completed within the next twelve months. The backlog does not include proposals and contracts under negotiation at June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the six months ended June 30, 2007, there was no significant change in our internal controls over financial reporting that has materially affected, or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2006, the Company issued 437,013 shares of common stock upon exercise of outstanding options and warrants to former pre-merger USHG employees. The securities were issued pursuant to an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

ITEM 5 OTHER INFORMATION

On August 7, 2007, the Board of Directors approved amendments to the Company’s By-Laws by which stockholders may recommend nominees to the Board of Directors. The amended By-Laws are in Exhibit 3. The amendments to the By-laws include the following:

(i)

Article III, Section 8 was amended to provide that the only business which shall be conducted at any meeting of the stockholders shall (i) have been specified in the written notice of the meeting (or any supplement thereto) given as provided by the Certificate in accordance with the By-laws, (ii) be brought before the meeting at the direction of the Board of Directors or the chairman of the meeting or (iii) have specified in a written notice (a “Stockholder Meeting Notice”) given to the Corporation, in accordance with all of the following requirements, by or on behalf of any stockholder who shall have been a stockholder of record on the record date for such meeting and who shall continue to be entitled to vote there at. Each Stockholder Meeting Notice must be delivered personally to, or be mailed to and received by, the Secretary of the Corporation, at the principal executive offices of the Corporation, not less than 50 days nor more than 75 days prior to the meeting; provided, however, that in the event that less than 65 days’ notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the shareholder to be timely must be received not later than the close of business on the tenth day following the earlier of (i) day on which such notice of the date of the meeting was mailed or (ii) such public disclosure was made. Each Stockholder Meeting Notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the meeting: (i) a description of each item of business proposed to be brought before the meeting and the reasons for conducting such business at the meeting; (ii) the name and address, as they appear on the Corporation’s books, of the stockholder proposing to bring such item of business before the meeting; (iii) the class and number of shares of stock held of record, owned beneficially and represented by proxy by such stockholder as of the record date for the meeting (if such date then shall have been made publicly available) and as of the date of such Stockholder Meeting Notice; and (iv) all other information which would be required to be included in a proxy statement filed with the Securities and Exchange Commission if, with respect to any such item of business, such stockholder were a participant in a solicitation subject to Section 14 of the Securities Exchange Act of 1934.

(ii)

Article III, Section 8 was also added to provide that any proposal by stockholders which has not previously received the approval of the Board of Directors shall require for its adoption the affirmative vote of holders of more than fifty percent (50%) of the votes which all stockholders are entitled to cast thereon, in addition to any other approval which is required by law, the Certificate of Incorporation, these By-laws or otherwise.

(iii)	A new Article IV, Section 4 was added to add the following:

Subject to the rights of the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation, nominations for the election of directors may be made by the Board of Directors or a committee appointed by the Board of Directors or any stockholder entitled to vote in the election of directors. However, any stockholder entitled to vote in the election of directors may nominate one or more persons for election as directors at a meeting only if written notice of such stockholder’s intent to make such nomination or nominations has been delivered personally to, or been mailed to and received by the Secretary of the Corporation at, the principal executive offices of the Corporation, not less than 50 days nor more than 75 days prior to the meeting; provided, however, that, in the event that less than 65 days’ notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Each such notice shall set forth: (i) the name and address of the stockholder, as they appear on the Corporation’s books, who intends to make the nomination and of the person or persons to be nominated; (ii) the class and number of shares of stock held of record, owned beneficially and represented by proxy by such stockholder as of the record date for the meeting (if such date shall then have been made publicly available) and of the date of such notice; (iii) a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iv) a description of all arrangements or understandings between such shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by such stockholder; (v) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Commission, had each nominee been nominated, or intended to be nominated by the Board of Directors; and (vi) the consent of each nominee to serve as a director of the corporation if so elected.

The foregoing is a description of only certain of the amendments to the By-laws described in this Form 10-Q and does not purport to be complete and is qualified in its entirety by the language in the amended By-laws, a copy of which is filed as Exhibit 3 to this Form 10-Q and is incorporated herein by reference to such exhibit.

ITEM 6 EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3	Ionatron, Inc. Amended and Restated By-Laws

31.1	Certification of Chief Executive pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IONATRON, INC.

By	/s/ Dana A, Marshall
Dana A. Marshall
Chief Executive Officer and President

Date: August 9, 2007