Form 10-Q
period 2007-09-30
IONATRON, INC.
filed 2007-11-09
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 7, 2007, there were 79,590,469 shares of the issuer's common stock, par value $.001 per share, outstanding.

IONATRON, INC.
September  30, 2007

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IONATRON, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,942,067	$22,123,792
Accounts receivable - net	1,877,469	640,082
Inventory	1,455,220	2,832,752
Securities available-for-sale	8,500,000	8,500,000
Prepaid expenses and deposits	186,156	639,728
Other receivables	1,237	2,918
Total current assets	28,962,149	34,739,272
Property and equipment - net	1,776,758	2,205,278
Other assets	34,516	72,776
Intangible assets - net	98,400	135,300
TOTAL ASSETS	$30,871,823	$37,152,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable - net	$1,259,451	$570,572
Accrued expenses	411,785	638,925
Accrued compensation	764,339	818,779
Customer deposits	492,877	284,279
Current portion of capital lease obligations	17,413	46,974
Total current liabilities	2,945,865	2,359,529
Capital lease obligations	4,491	30,536
Deferred rent	125,034	112,641
Total liabilities	3,075,390	2,502,706

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock, $.001 par value, 2,000,000 shares authorized and 690,000 shares issued and outstanding at September 30, 2007 and December 31, 2006.	690	690
Common stock, $.001 par value, 125,000,000 shares authorized; 79,189,151shares issued and outstanding at September 30, 2007 and 78,171,267 shares issued and outstanding at December 31, 2006	79,189	78,171
Additional paid-in capital	64,296,743	60,488,633
Accumulated deficit	(36,580,189)	(25,917,574)
Total stockholders’ equity	27,796,433	34,649,920
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,871,823	$37,152,626

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,
	2007	2006

Revenue	$3,608,584	$1,537,314

Cost of revenue	4,143,906	1,539,077

Gross loss	(535,322)	(1,763)

Operating expenses:
General and administrative	4,348,838	2,492,610
Selling and marketing	76,340	144,522
Research and development	548,895	967,850
Total operating expenses	4,974,073	3,604,982

Operating loss	(5,509,395)	(3,606,745)

Other (expense) income
Interest expense	(453)	(2,122)
Interest income	341,872	255,093
Other	-	500
Total other	341,419	253,471

Loss before provision for income taxes	(5,167,976)	(3,353,274)

Provision for income taxes	-	10,199

Net loss	(5,167,976)	(3,363,473)

Preferred stock dividends	(295,108)	(298,054)

Net loss attributable to common stockholders	$(5,463,084)	$(3,661,527)

Net loss per common share – basic and diluted	$(0.07)	$(0.05)

Weighted average number of shares outstanding, basic and diluted	79,107,767	76,084,796

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended September 30,
	2007	2006

Revenue	$8,828,367	$8,609,311

Cost of revenue	9,552,526	8,329,486

Gross profit (loss)	(724,159)	279,825

Operating expenses:
General and administrative	8,951,015	8,708,326
Selling and marketing	331,155	419,771
Research and development	856,722	3,244,096
Total operating expenses	10,138,892	12,372,193

Operating loss	(10,863,051)	(12,092,368)

Other (expense) income
Interest expense	(1,941)	(11,485)
Interest income	1,079,841	479,195
Other	7,847	544
Total other	1,085,747	468,254

Loss before provision for income taxes	(9,777,304)	(11,624,114)

Provision for income taxes	-	32,101

Net loss	(9,777,304)	(11,656,215)

Preferred stock dividends	(885,326)	(905,377)

Net loss attributable to common stockholders	$(10,662,630)	$(12,561,592)

Net loss per common share – basic and diluted	$(0.14)	$(0.17)

Weighted average number of shares outstanding, basic and diluted	78,677,306	73,858,433

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,777,304)	$(11,656,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	756,877	687,266
Loss (gain) on equipment disposal	76,767	(3,996)
Deferred income tax provision	-	30,598
Provision for doubtful accounts	-	98,400
Provision for losses on projects	1,165,854	144,892
Provision for warranty	13,940	-
Non-cash stock based compensation expense	2,809,980	3,096,750
Changes in assets and liabilities:
Accounts receivable	(1,237,387)	3,343,553
Other receivable	1,681	17,395
Inventory	211,678	(1,905,837)
Prepaid expenses and deposits	491,832	174,568
Accounts payable	688,879	(557,425)
Billings in excess of costs	-	(84,208)
Accrued expenses, deposits and deferred rent	(74,529)	3,968
Net cash used in operating activities	(4,871,732)	(6,610,291)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(385,404)	(833,079)
Proceeds from sale of available-for-sale marketable securities	-	4,000,000
Purchases of available-for-sale marketable securities	-	(500,000)
Proceeds from disposal of equipment	17,180	6,899
Net cash (used in) provided by investing activities	(368,224)	2,673,820
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	-	24,948,750
Principal payments on capital lease obligations	(55,606)	(31,020)
Exercise of stock options and warrants	113,837	2,464,888
Net cash provided by financing activities	58,231	27,382,618

Net decrease in cash and cash equivalents	(5,181,725)	23,446,147

Cash and cash equivalents, beginning of period	22,123,792	371,248

Cash and cash equivalents, end of period	$16,942,067	$23,817,395

See accompanying notes to consolidated financial statements (unaudited)

IONATRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Ionatron and our wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star as of September 30, 2007 (collectively, "Company," "Ionatron," "we," "our" and "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine-month period ended September 30, 2007, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in our Annual Report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, Management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future, as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, estimate to forecast loss on a contract under completed contract method of accounting, the valuation of inventory, estimate to forecast expected forfeiture rate on stock-based awards and stock-based compensation expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to choose certain financial assets and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159; however, it is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

2.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Contracts receivable	$699,054	$502,243
Retained	100,000	100,000
Cost and estimated earnings on uncompleted contracts	1,078,415	44,116
	1,877,469	646,359
Less:
Allowance for doubtful accounts	-	6,277
Total	$1,877,469	$640,082

Contract receivables at September 30, 2007 and December 31, 2006 are expected to be collected within a year. The retained balances represent a contract reserve for which a customer has been billed. We expect payment of this reserve pending the completion of a review by the customer of the project costs. The allowance for doubtful accounts represents an estimate for potentially uncollectible accounts receivable related to non-governmental customers that is based upon a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable.

IONATRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

Costs and Estimated Earnings on Uncompleted Contracts

	September 30, 2007	December 31, 2006

Cost incurred on uncompleted contracts	$7,564,223	$127,622
Estimated earnings	581,261	28,902

Total billable costs and estimated earnings	8,145,484	156,524
Less:
Billings to date	7,067,069	112,408

Total	$1,078,415	$44,116

Included in accompanying balance sheet under the following captions:

Unbilled costs and estimated earnings on uncompleted contracts
included in accounts receivable	$1,078,415	$44,116
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-

Total	$1,078,415	$44,116

3.	INVENTORY

Our inventories consist of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Raw materials	$274,244	$1,242,146
Work-in-process	1,180,976	1,590,606

Total	$1,455,220	$2,832,752

The September 30, 2007 and December 31, 2006 inventory totals contain approximately $874,000 and $468,000, respectively, of allocated general and administrative costs. During the third quarter ended September 30, 2007 the Company reduced the carrying value to lower-of-cost-or-market of inventory not technologically current or that was directly associated with our remotely controlled vehicle development amounting to $1.5 million charged to general and administrative expense. In addition, the Company recorded a provision for loss on a non-government contract of $812,000 associated with the development of a new technology. This provision reduced work-in-process inventory and was charged to cost of sales.

4.	STOCK-BASED COMPENSATION

Stock Based Compensation – Employees and Directors

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. For the three months ended September 30, 2007 and 2006, stock-based compensation expense totaled $1.0 million and $950,000, respectively. For the nine months ended September 30, 2007 and 2006, stock-based compensation expense totaled $2.8 million and $2.9 million, respectively. There is no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

IONATRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

The fair value of option awards are estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table:

	Nine Months Ended September 30,
	2007	2006
Expected life (years)	4 years	2.5 years
Dividend yield	0.0%	0.0%
Expected volatility	46.00%	38.4% - 42.7%
Risk free interest rates	4.55% - 4.74%	4.6% - 5.0%
Weighted average fair value of options at grant date	$1.94	$2.04

The following table summarizes the stock options outstanding as of September 30, 2007 as well as activity during the nine months then ended:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2006	5,562,473	$6.10
Granted	456,500	$4.66
Exercised	(473,250)	$0.83
Forfeited	(382,000)	$7.31
Outstanding at September 30, 2007	5,163,723	$6.37

Exercisable at September 30, 2007	2,866,803	$6.29

As of September 30, 2007, the weighted average remaining contractual life of options outstanding and options exercisable was 3.47 and 3.20 years, respectively. There was an estimated $4.4 million of total unrecognized compensation cost related to unvested stock option awards as of September 30, 2007. As of September 30, 2007, the aggregate intrinsic value (amount by which the market value of a share of the Company’s common stock exceeds the exercise price of the option) of options outstanding as well as options exercisable was $150,000 for 326,125 options in-the-money.

In August 2007, the Board granted certain employees 395,000 grants of restricted stock units under the 2004 Stock Incentive Plan. These awards have a grant date fair value of $2.84 per unit and will vest over the next two years and five months from the date of grant.

The following table summarizes nonvested restricted stock units outstanding as of September 30, 2007 and changes during the nine months then ended September 30, 2007:

		Weighted Average
	Shares	Exercise Price

Nonvested at December 31, 2006	-

Granted	395,000	$2.84

Nonvested at September 30, 2007	395,000	$2.84

As of September 30, 2007, there was $899,000 of unrecognized stock-based compensation related to nonvested restricted stock units which we expect to recognize over a weighted-average period of 1.3 years.

IONATRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

In October 2007, the Board granted to our CEO and President 275,000 shares of restricted common stock under the 2007 Stock Incentive Plan. These awards have a grant date fair value of $3.55 per restricted share (the closing price on the date of the grant) and vest as to 68,750 shares annually on each January 10th from 2008 through 2011.

In October 2007, the Board granted to our CFO 80,000 shares of restricted common stock under the 2007 Stock Incentive Plan. These awards have a grant date fair value of $3.55 per restricted share (the closing price on the date of the grant) and vest as to 26,666 shares on January 10, 2008 and as to 26,667 shares on each of January 10, 2009 and January 10, 2010.

In October 2007, as an inducement to a senior engineer to join Ionatron, the Company issued 117,000 restricted stock units outside of the terms of any existing Ionatron equity incentive plan. These awards have a grant date fair value of $4.12 per unit and vested as to 42,000 shares on the individual’s start date and vest as to 25,000 shares on each of the three anniversaries of the individual’s start date.

Stock Options and Warrants - Non-Employees

At September 30, 2007 and 2006 there were outstanding warrants to purchase 1.1 million and 1.6 million shares of common stock, respectively, which were either (i) issued in connection with the August 2006 financing, (ii) issued to outside consultants, or (iii) outstanding at the date of the merger.

Compensation expense of approximately $0 and $165,000 for the three months ended September 30, 2007 and 2006, respectively and approximately $55,000 and $258,000 for the nine months ended September 30, 2007 and 2006, respectively, was recorded for options and warrants issued to non-employees. Offsetting entries of $55,000 and $214,000 were posted to additional paid-in capital for the compensation expenses in the nine months ended September 30, 2007 and 2006, respectively.

5.	RETIREMENT PLANS

We have a 401(K) plan for the benefit of our employees. Employees are eligible to contribute to their 401(K) accounts through payroll deductions. During the third quarter 2007, we implemented an employer match benefit effective January 1, 2007 where we match 50% of the employees’ 401(K) contribution up to 3% of their eligible compensation. This employer match expense included $65,000 for the period January through June 2007 and $33,000 for the period July through September 2007.

6.	INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The adoption of FIN 48 did not impact the consolidated balance sheet, results of operations or cash flows. At the adoption date of January 1, 2007 and at September 30, 2007, we had unrecognized tax benefits of $9.6 million attributable to losses that were incurred by USHG prior to the merger in March 2004. These benefits are not recognized because of uncertainty regarding the utilization of the net operating loss carryforwards. If in the future, we resolve the uncertainty in our favor, the full amount will favorably affect our effective income tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2007, we had no accrued interest or penalties related to our unrecognized tax benefits.

We did not record a provision for taxes in 2007 because we reduced the fair value of goodwill to zero in the fourth quarter of 2006. For the three months and nine months ended September 30, 2006, we recorded provisions for income taxes of approximately $10,000 and $32,000, respectively, due to an increase in deferred tax liabilities as a result of the tax amortization of our goodwill.

We file income tax returns in the Federal and various state jurisdictions. With certain exceptions, the Company is no longer subject to audit for years prior to the year ended December 31, 2003.

IONATRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

7.	SIGNIFICANT CUSTOMERS

The substantial majority of our customers are either the U.S. Government or contractors to the U.S. Government and represents approximately 97% and 96% of revenues for each of the nine months ended September 30, 2007 and 2006, respectively and approximately 99% and 94% of revenues for each of the three months ended September 30, 2007 and 2006, respectively.

8.	NET LOSS PER SHARE

Basic loss per share is computed as net loss attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants and common shares issuable upon the conversion of convertible instruments. Options, warrants, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the total of diluted shares because the effect was antidilutive, was 482,880 and 1,074,424 shares for the three months ended September 30, 2007 and 2006, respectively, and 463,374 and 751,624 for the nine months ended September 30, 2007 and 2006.

9.	DIVIDENDS

Under a standing Board resolution, a 6.5% dividend was paid on November 1, 2007 to the holders of our Series A Redeemable Cumulative Preferred Stock and the dividend was paid in shares of our common stock to the holders of record on October 15, 2007. Dividends on Preferred Stock are accrued when the amount of the dividend is determined. The non-cash dividend of approximately $295,000 is reflected in our September 30, 2007 balance sheet. The recording of the dividend had no effect on our cash or total equity. Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at the discretion of the Company.

10.	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

In September 2007, at the request of a government agency that desired to use the facility for a different purpose, we relinquished our interest in the leased facilities at the Stennis Space Center in Mississippi. The monthly commitment under the lease of approximately $23,000 will cease beginning in October 2007. Our associated unamortized leasehold improvements will accrue to the benefit of the new tenant that resulted in a charge of $72,000 as a part of the transaction.

LITIGATION

In July 2006, two class action complaints were filed by George Wood and Raymond Deedon against Ionatron and its founders. Each of the class actions was filed in the United States District Court for the District of Arizona and allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, claiming that the Company issued false and misleading statements concerning the development of its counter-IED product. The court consolidated these cases, and a consolidated amended complaint was served. The Company and the individual defendants moved to dismiss the consolidated amended complaint for failure to state a cause of action. The plaintiffs have opposed the Company’s motion to dismiss. Oral arguments have been scheduled to take place in December 2007. We are unable to evaluate the likelihood of an unfavorable outcome in this matter or estimate the range of potential loss, if any. However, the Company intends to defend itself vigorously in these legal proceedings.

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

IONATRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

11.	AUTHORIZED COMMON STOCK

At the Annual Meeting of Stockholders of Ionatron, Inc. held on September 10, 2007, stockholders approved the amendment of the Company’s Certificate of Incorporation to effect an increase in the number of authorized shares of common stock from 100,000,000 to 125,000,000 shares.

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

OVERVIEW

Ionatron is a developer and manufacturer of applied energy systems, primarily for military applications, utilizing our proprietary knowledge of high performance lasers, high voltage electronics, advanced adaptive optics and atmospheric and plasma energy interactions. Ionatron applies these technologies to deliver innovative solutions to urgent military missions, including neutralizing Improvised Explosive Devices (“IEDs”), neutralizing vehicle-borne IEDs (i.e. car bombs), and non-lethal methods for vehicle stopping, among other high priority missions of U.S. and allied military forces. Additionally, Ionatron develops and manufactures high voltage and laser products for government and commercial customers for a range of applications.

Ionatron is the sole and exclusive developer of Laser Guided Energy (“LGE©”) and Laser Induced Plasma Channel (“LIPCtm”) technologies. These revolutionary technologies can precisely transmit high voltage electrical charges by using a laser to create a conductive path in the atmosphere. This technique can deliver tailored weapon and countermeasure effects to targets with laser accuracy, and with manageable lethality to reduce the potential for inadvertent injury and collateral damage. This technology has been in development since the Company’s inception in 2002, and the Company has protected what it believes to be the enabling intellectual property through U.S. Patent filings. LGE development is currently funded through multiple Department of Defense (“DoD”) contracts in support of U.S. Navy, Army, Air Force, and the Office of Secretary of Defense program objectives.

Ionatron has engaged in research and development, prototype system integration and field support, engineering design and equipment fabrication, and business development activities. Ionatron has entered into several contracts with its customers for products and services as well as Cooperative Research and Development Agreements (“CRADA”) for research on LGE and LIPC-based directed energy weapons, counter-IED systems, high voltage electronics, lasers, and technology development. In 2005, the Company was contracted to deliver counter-IED prototypes for U.S. military customers and to support those systems for testing and in-theatre operations. We are currently involved in a follow-on counter-IED program funded by the Joint IED Defeat Organization (“JIEDDO”) in support of a U.S. Marine Corps urgent need request, and we are pursuing opportunities to manufacture and support additional systems and derivatives to these and other U.S. and allied military forces and non-government security customers in the future.

Regarding our emerging LGE products, we have demonstrated this directed energy technology in the laboratory; examined the weapon effects on a variety of targets both under Government contract and using internal research and development funding; delivered a compact laser system specifically designed to enable the technology under a Government contract; and commenced a Government contract for the development of a system on a mobile platform for field demonstration and testing. We have also, utilizing contract and internal research and development funds, developed additional laser sources, advanced high voltage systems, special-purpose optical systems, expanded target effects testing, furthered our understanding of the underlying physics of our systems and products and entered into teaming agreements with other defense contractors regarding cooperative development and marketing of our LIPC and LGE technologies and products.

Since our inception, we have pursued the development of a range of core intellectual property objectives using internal investment, and have vigorously pursued patents on such technology. This approach is designed to establish a sole source for us in customer-funded technology and product development contracts, as well as establish barriers to potential competition. Our patent applications, in tandem with our significant proprietary knowledge, may be used as justification for sole source contracts in accordance with Federal Acquisition Regulations, and thereby may reduce the likelihood of competitive solicitations. Presently, five patents have issued and 30 patent applications are pending. Seventeen of the 30 pending patent applications have received Government initiated “national security related” secrecy orders. The U.S. patent office imposes secrecy orders when disclosure of an invention by publication of a patent would be detrimental to the United States National Security. These patents are treated as under review unless and until they are declassified, at which time patents may be issued, with enforcement based on the original filing date. We have thus far received notice that two of these secrecy order patent applications have been declassified and the claims have been accepted by the patent office. These patents and patent applications relate to our core LIPC technology, counter-IED offerings, and other technologies related to LGE, laser and high voltage applications.

At the request of our Government customers, Ionatron developed major components, complete solutions, and integrated systems that demonstrate significant capability in countering IEDs, a major threat to military and security operations throughout the world. We completed numerous Government-sponsored tests of several prototype counter-IED systems. Technical results of such counter-IED testing are highly sensitive or classified, but we are satisfied that the full range of these tests accurately reflect the capability of our technology in addressing this critical mission. We have integrated our counter-IED technologies into various military and non-military vehicles, including remotely operated vehicles. Because of continued Company-initiated innovations, we anticipate additional product variations may be utilized on other military platforms in the future as military customers identify new candidate areas for implementation of our technologies. We continue to work actively with our customers to field our counter-IED technologies. In February of 2007, a version of our counter-IED technology was tested in response to a U.S. Marine Corps (“USMC”) urgent need statement. As a result of this testing, the USMC requested and received funding from JIEDDO for development and testing of a variant of our counter-IED technology. In September 2007, Ionatron received a $1.0 million contract from JIEDDO through the Naval Surface Warfare Center for engineering development and verification testing of these newly adapted and packaged systems. We expect this activity to result in the production of multiple units for operational evaluation by the Marine Corps and eventual production and fielding. We also expect that successful deployment of this system will create opportunities for follow-on engineering development and production of similar and derivative systems for other U.S. and allied military forces.

Our counter-IED customers have recently expressed a preference for our developed and packaged kits and “palletized” versions of the Company’s counter-IED technology. These palletized systems are designed for integration into existing combat-rugged vehicles or other platforms supplied by the customer. This approach avoids the difficulties of fielding a complex computerized vehicle in the extremely harsh radio frequency environment of modern combat operations where even the most robust communications links can be seriously degraded. Accordingly, in the third quarter of 2007 we elected to suspend our internal efforts in development of our own remotely operated vehicles which were initially designed to carry our counter-IED systems. In connection with this prioritization, and as a result of continued advancement of our designs and technologies, we re-evaluated certain inventory materials on hand and reduced the carrying value to lower-of-cost-or-market for inventory not technologically current or that was directly associated with our remotely controlled vehicle development. This re-evaluation resulted in a lower-of-cost-or-market inventory adjustment of $1.5 million in September 2007. We believe that there remain available niche markets for remotely operated vehicle versions of our technology for operation in non-hostile environments, but believe that these will be longer-term opportunities rather than the current urgent missions.

In September 2007, at the request of a non-customer government agency that desired the use of our Mississippi facility for a different purpose, we relinquished our interest in our leased facility at Stennis Space Center. Our Stennis facility was initially intended to manufacture our own remotely operated vehicle, and with the reduced forecast for this specific embodiment of our counter-IED product we expect the relinquishment of this facility to have no material impact on our operations in the foreseeable future. The monthly commitment under this Stennis lease was approximately $23,000 ceased in early-October 2007. In addition, our associated unamortized leasehold improvements will accrue to the benefit of the new tenant, resulting in a charge of $72,000 as part of the transaction.

Government support for our LGE and LIPC technologies continues through Congressional funding and military service line item funding in to the U.S. Navy budget, as well as funding that is transferred to the Navy from other services. We were awarded a $9.8 million dollar contract by the Navy in April 2007. In August 2007, the Army Research Development and Engineering Center (“ARDEC”) granted a $2.1 million contract for a technology development program for ANVILS (Advanced Neutralization Vehicle-borne IEDs Integrated Laser System), for the application of directed energy technologies to counter the threat of vehicle-borne IEDs. The contract was issued through Subsystems Technologies, Inc. of Rosslyn, VA as a part of an existing services contract that Subsystems has with ARDEC. The U.S. Army has approved a RDT&E (Research Development Testing and Evaluation) budget line item for further LIPC/LGE development in fiscal year 2008. We are working with our Army customer to define the scope of effort under that DoD Budget authority. It is anticipated that this will result in a direct contract with the Army in the first quarter of 2008.

Outside our directed energy weapons program, Ionatron is participating in the long-term development of an innovative and proprietary aerospace technology in partnership with a major aerospace / defense contractor under an Exclusive Supplier Agreement. This important customer has made significant investments in concert with our own investments to advance this technology. This customer is currently funding a contract under this Agreement that includes concept development, prototype fabrication and testing, and fabrication and delivery of operational hardware systems, and we expect a series of follow-on contracts as this technology is matured and readied for use. The initial discussions and relationship with this customer accelerated last year, with this Agreement being formally established earlier this year. This Agreement covers three years with options to extend for seven more years. It includes provisions allowing Ionatron to pursue non-conflicting applications for the technology including our developed hardware and designs. This Agreement limits the range of our public disclosure on details regarding the parties, technologies, and applications. We have deferred recognizing revenue until the initial phase is concluded and accepted by the customer. We estimate that our costs to complete will exceed customer funding by approximately $1.1 million and have recognized the effect of these estimates with a loss provision accrual to cost of revenue.

In September 2007, we received a 24 month Phase II contract award from the Army Research Office for further development of a Light Filament Sensor, which is a follow on activity resulting from the success of the Phase I effort conducted in the latter half of 2006 and early 2007. That contract consists of a base contract of $390,000 for the first 12 months, with a customer option for the second 12 months for another $351,000. This contract is the first in what we believe will be a series of new funded technology initiatives advancing the ultra-short pulse laser technology in support of LIPC/LGE for use in other military and commercial applications.

Our progress in development of our LGE and Counter-IED technologies has resulted in follow-on contracts, including recently announced sole-source development activities. In particular, the DoD has identified certain urgent counter-IED applications for directed energy, which, we believe, will lead to the development and fielding of mission-specific LGE platforms in the foreseeable future. Contracted LGE development activities include vehicle stopping and counter-Vehicle Borne IED (VBIED) missions, which we believe will lead to follow-on contracts for the LGE platform. As these and other counter-IED initiatives continue to be advanced by our customer, we will be seeking manufacturing opportunities to field the near-term proximity-related direct-discharge products and longer-term laser-guided versions of these direct-discharge products, as well as, other related proprietary technologies.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 IS AS FOLLOWS:

	2007	2006
Revenue	$3,608,584	$1,537,314
Cost of revenue	4,143,906	1,539,077
General and administrative	4,348,838	2,492,610
Selling and marketing	76,340	144,522
Research and development	548,895	967,850
Other (expense) income:
Interest expense	(453)	(2,122)
Interest income	341,872	255,093
Other	-	500
Loss before provision for income taxes	(5,167,976)	(3,353,274)
Provision for income taxes	-	10,199

Net loss	$(5,167,976)	$(3,363,473)

REVENUE

The increase of approximately $2.1 million in revenue for the three months ended September 30, 2007 compared to 2006 is attributable to LGE revenue of approximately $3.0 million in 2007 compared to $1.3 million in 2006 accompanied with an increase in revenue of $516,000 from Counter-IED projects.

COST OF REVENUE

Cost of revenue increased approximately $2.6 million when compared to the three months ended September 30, 2006 due to increased revenue. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts. The negative gross margin in the three months ended September 30, 2007 was primarily due to $880,000 estimated loss provision accruals attributed to non-government customer based contracts.

GENERAL AND ADMINISTRATIVE

General and administrative (“G&A”) expense increased approximately $1.9 million in the third quarter 2007 when compared to the third quarter 2006. The increase is primarily attributable to a $1.5 million lower-of-cost-or-market adjustment for materials in inventory that became technologically obsolete and a reduction of $708,000 in applied overhead. We also had an increase of $252,000 for salaries and accrued compensation. Offsetting these increases are reductions in temporary help and consultants of $234,000 and director and professional costs of $176,000.

SELLING AND MARKETING

Selling and marketing expenses decreased approximately $68,000 for the quarter ended September 30, 2007 from the same period in 2006 reflecting reduced payroll costs.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses decreased approximately $419,000 during the three months ended September 30, 2007 as compared to the same period in 2006 primarily due the $222,000 reduction of payroll costs from a reduced headcount and a redeployment of our technical staff to our funded projects and the $214,000 reduction of supplies charged to R&D projects.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the third quarter of 2007 was higher by approximately $88,000 from the same period of 2006 primarily because of the funds provided by the August 2006 financing were invested in interest bearing accounts for the full three-month period in 2007 as compared to less than two months in 2006.

NET LOSS

Our operations for the three months ended September 30, 2007 resulted in a net loss of approximately $5.2 million, an increase of approximately $1.8 million when compared to the $3.4 million loss in the same period of 2006. This increase in loss reflects an increase in G&A of $1.9 million and a further reduction of our gross margin by $534,000, offset by decreases in R&D of approximately $419,000 and increases in our net interest income of $88,000.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 IS AS FOLLOWS:

	2007	2006
Revenue	$8,828,367	$8,609,311
Cost of revenue	9,552,526	8,329,486
General and administrative	8,951,015	8,708,326
Selling and marketing	331,155	419,771
Research and development	856,722	3,244,096
Other (expense) income:
Interest expense	(1,941)	(11,485)
Interest income	1,079,841	479,195
Other	7,847	544
Loss before provision for income taxes	(9,777,304)	(11,624,114)
Provision for income taxes	-	32,101

Net loss	$(9,777,304)	$(11,656,215)

REVENUE

Revenue improved by approximately $219,000 for the nine months ended September 30, 2007 compared to 2006 primarily due to an increase in revenue from our LGE project of $3.8 million, which was offset by a decrease of $3.2 million from our Counter-IED projects and a decrease in our non-governmental projects of $343,000.

COST OF REVENUE

Cost of revenue increased approximately $1.2 million when compared to the nine months ended September 30, 2006 due partially to increased revenue. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts. The negative gross margin in the first nine months of 2007 was primarily due to $1.1 million estimated loss accruals attributed to non-government customer based contracts.

GENERAL AND ADMINISTRATIVE

G&A expense increased approximately $243,000 in the first nine months of 2007 when compared to the first nine months of 2006 which includes a decrease of $1.8 million of applied overhead, a $1.5 million lower-of-cost-or-market adjustment for materials in inventory in 2007. We also had an increase of $274,000 for salaries and accrued compensation. Offsetting these are reductions in temporary help and consultants of $734,000, travel related expenses of $672,000, professional fees of $656,000, supplies of $506,000 and fringe and benefits costs of $255,000.

SELLING AND MARKETING

Selling and marketing expenses of approximately $331,000 for the nine months ended September 30, 2007 decreased by approximately $89,000 from the $420,000 of expenses recognized in the nine months ended September 30, 2006, reflecting reduced salaries and travel costs.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses decreased approximately $2.4 million during the nine months ended September 30, 2007 as compared to 2006 primarily due the re-deployment of our technical staff to our funded projects in-progress.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the first nine months of 2007 was higher by approximately $610,000 from the same period of 2006 primarily because the funds provided from the August 2006 financing were invested in income producing investments for nine months in 2007 as compared to less than two months in 2006.

NET LOSS

Our operations for the nine months ended September 30, 2007 resulted in a net loss of approximately $9.8 million, an improvement of approximately $1.9 million when compared to the same period in 2006. This improvement is reflective of reductions in R&D expense of approximately $2.4 million and an increase of our net interest income of $610,000, offset by a decrease in our gross margin of $1.0 million and an increase of G&A expense of $243,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had approximately $25.4 million of cash, cash equivalents and securities available-for-sale. Our cash position decreased during the first nine months of 2007 by approximately $5.2 million. During the first nine months of 2007, we used approximately $4.9 million of cash in operating activities. This amount is comprised primarily of our net loss of approximately $9.8 million and an increase in accounts receivable of $1.2 million. Offsetting these are non-cash stock option compensation expense of approximately $2.8 million, provision for losses on projects of $1.2 million, depreciation and amortization expense of $757,000, an increase in accounts payable of $689,000 and a decrease in prepaid expenses and deposits of $492,000. During the first nine months of 2007, investment activities used approximately $368,000 primarily from the acquisition of equipment while financing activities provided approximately $58,000.

In the course of normal business, we customarily have approximately $500,000 to $1.0 million of purchase obligations outstanding that typically settle within 12 months of incurrence.

We anticipate that short-term and long-term funding needs will be provided from cash and cash equivalents and available-for-sale marketable securities and cash flow from Government contracts. We believe that we have sufficient working capital to fulfill existing contracts and expected contracts in 2007 and 2008. The transportable demonstrator contract and at least two of the other Ionatron contracts, that presently represent a major portion of our current activity, are on a cost plus fixed fee basis. This means all work performed is done at our Government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly. Other contracts are at fixed prices that have commercial type gross margins associated with them.

BACKLOG OF ORDERS

At September 30, 2007, we had a backlog (work load remaining on signed contracts) of approximately $9.7 million to be completed within the next twelve months. The backlog does not include proposals and contracts under negotiation at September 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the nine months ended September 30, 2007, there was no significant change in our internal controls over financial reporting that has materially affected, or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of Ionatron, Inc. held on September 10, 2007, 72,200,088 shares of Ionatron’s Common Stock, or approximately 91% of the total Common Stock outstanding on the record date for such meeting, were represented.

The Stockholders of Ionatron elected Messrs. David C. Hurley and James K. Harlan as Class III Directors with terms expiring at the Annual Meeting of Stockholders to be held in 2010. Of the shares voted with respect to the election of Mr. Hurley, 70,792,681 were voted in favor and 1,407,407 were withheld. Of the shares voted with respect to the election of Mr. Harlan, 70,828,625 were voted in favor and 1,371,463 were withheld.

Continuing as Class I Directors with terms expiring in 2008 are Mr. Dana A. Marshall and Mr. James A. McDivitt. Continuing as a Class II Directors with term expiring in 2009 is Mr. George P. Farley.

The Stockholders of Ionatron also approved the amendment of the Company’s Certificate of Incorporation to effect an increase in the number of authorized shares of common stock from 100,000,000 to 125,000,000 shares. Of the shares voted with respect to the ratification of the amendment of the Company’s Certificate of Incorporation, 68,754,481 were voted in favor, 3,289,292 were voted against and 156,315 votes abstained.

The Stockholders of Ionatron also approved the adoption of the Company’s 2007 Stock Incentive Plan, which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock (4) stock appreciation rights and (5) other stock-based awards. A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan. Of the shares voted with respect to the adoption of the 2007 Plan, 46,805,529 were voted in favor, 8,298,835 were voted against and 55,306 votes abstained. In addition, 17,040,418 shares were not voted on this proposal.

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

Date: November 9, 2007