Form 10-K
period 2007-12-31
APPLIED ENERGETICS, INC.
filed 2008-03-13
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number 001-14015

Applied Energetics, Inc.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐  Accelerated Filer ☒    Non-Accelerated Filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2007 (the last day of the registrant’s most recently completed second quarter) was approximately $170,612,000.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 7, 2008 was 80,312,459.

APPLIED ENERGETICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1. BUSINESS:

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS:

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated estimates", "plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors under Item 1A. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

AVAILABLE INFORMATION:

Applied Energetics, Inc. makes available free of charge on its website at www.appliedenergetics.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practical after electronically filing or furnishing such material to the Securities and Exchange Commission (SEC).

This report may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549 or at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

GENERAL:

Applied Energetics, Inc. (“Applied Energetics,” “we,” “us,” or the “company”) is a developer and manufacturer of applied energy systems, primarily for military applications, utilizing our proprietary knowledge of high performance lasers, high voltage electronics, advanced adaptive optics and atmospheric and plasma energy interactions. Applied Energetics applies these technologies to deliver innovative solutions to urgent military missions, including neutralizing improvised explosive devices (“IEDs”), neutralizing vehicle-borne IEDs (i.e. car bombs), and non-lethal methods for vehicle stopping, among other high priority missions of U.S. and allied military forces. The targets, effects, ranges, voltages and currents delivered, along with many other aspects of our technologies are highly sensitive to ongoing military operations and are largely classified under specific Department of Defense (“DoD”) guidelines and, consequently, cannot be disclosed publicly. We market our products and services directly to the U.S. military and to other allied customers. We are supported in this effort by a qualified Government Relations firm based in Washington DC. Additionally, Applied Energetics develops and manufactures high voltage and laser products for government and commercial customers for a range of applications. In February 2008, we changed our name to Applied Energetics, Inc.

LGE and LIPC Technologies:

Applied Energetics is the sole and exclusive developer of laser guided energy (“LGETM”) and laser induced plasma channel (“LIPCTM”) technologies. These revolutionary technologies can precisely transmit high voltage electrical charges by using a laser to create a conductive path in the atmosphere. We are seeking to develop applications that can deliver tailored weapon and countermeasure effects to targets with laser accuracy, and with manageable affects and/or lethality to reduce the potential for inadvertent injury and collateral damage. This technology has been in development since our inception in 2002, and we have protected what we believe to be the enabling intellectual property through U.S. Patent filings. LGE development is currently funded through multiple DoD contracts in support of U.S. Navy, Army, Air Force, and the Office of Secretary of Defense programs as well as through internally funded research initiatives.

Applied Energetics engages in research and development, prototype system integration, engineering design and equipment fabrication, field support and business development activities. Applied Energetics has entered into several contracts with its customers for products and services as well as for research on LGE and LIPC-based directed energy weapons, counter-IED systems, high voltage electronics, lasers, and technology development. Beginning In 2005, the company contracted for, designed and delivered counter-IED prototypes for U.S. military customers and to support those systems for testing and in-theatre operations. We are currently involved in a follow-on counter-IED program funded by the Joint IED Defeat Organization (“JIEDDO”) in support of a U.S. Marine Corps urgent need request, and we are pursuing opportunities to manufacture and support in the future additional systems and derivatives to this program for other U.S. and allied military forces and non-government security customers.

Our LGE technology delivers high voltage discharge waveforms (“electrical charge”) to a target through the atmosphere with laser beam accuracy. The electrical charge delivered can be tuned to result in a range of effects from temporary disruption to destruction of targets, based on the engagement situation and a weapon system with less-than-lethal to lethal effectivity which we believe will be well suited to robust deployment of a variety of applications on a range of military platforms. Our base technologies have been funded primarily using internal research and development resources while the advancement of these base technologies has accelerated using Government contract funding. Our business strategy is to pursue emerging and urgent military and security applications for LGE and related technologies while executing longer term development toward multi-mission / multi-platform fielding of LGE, and ultimately toward establishing Applied Energetics as the prime integrator of LGE-based platforms.

LGE effects have been demonstrated against a number of materiel, IED and personnel targets, in both laboratory and field tests. The results of these tests are sensitive in nature and controlled by our U.S. Government customer. Among other contracts, we currently have a contract to extend the available range of the system. In 2008, we expect to enter into additional contracts for LGE development, including improvement of existing products, the development of hardware technologies suitable for unique applications; additional target effects testing; and the development of system and operational technologies for specific urgent missions. To achieve our objectives, utilizing contract and internal research and development funds, we have developed additional laser sources, advanced high voltage systems, special-purpose optical systems, expanded target effects testing, furthered our understanding of the underlying physics of our systems and products and entered into teaming agreements with other defense contractors regarding cooperative development and marketing of our LIPC and LGE technologies and products.

U.S. Government support for our LGE and LIPC technologies continues through Congressional funding and military service line item funding in to the U.S. Navy budget, as well as funding that is transferred to the Navy from other services. We were awarded a $9.8 million dollar contract by the Navy in April 2007. In August 2007, the Army Research Development and Engineering Center granted a $2.1 million contract for a technology development program for ANVILS (Advanced Neutralization Vehicle-borne IEDs Integrated Laser System), for the application of directed energy technologies to counter the threat of vehicle-borne IEDs. The U.S. Army has approved a Research Development Testing and Evaluation budget line item for further LIPC/LGE development in fiscal year 2008. We are working with our Army customer to define the scope of effort and terms and we anticipate a contract with the Army in the first half of 2008.

In September 2007, we received a 24 month Phase II contract award from the Army Research Office for further development of a Light Filament Sensor, which is a follow on activity resulting from the success of the Phase I effort conducted in the latter half of 2006 and early 2007. That contract consists of a base contract of $390,000 for the first 12 months, with a customer option for the second 12 months for another $351,000. We are currently working on Phase II of this contract. This contract is the first in what we believe will be a series of new funded technology initiatives advancing the ultra-short pulse laser technology in support of LIPC/LGE for use in other military and commercial applications.

To get to longer distances with LGE, we recently delivered a transportable laser system to the Navy. This vehicle is a mobile laser laboratory which incorporates a terawatt class ultra-short pulse laser that can be used to conduct experiments and measurements of atmospheric interactions of very high peak power lasers at long ranges and in different weather conditions. We and our customer are already retrieving data from its operation.

Early embodiments of a LGE system may be modular self-contained units with narrow mission objectives, and may be temporarily installed on multi-purpose platforms such as medium trucks. In the longer term, we envision LGE system technology as an all-electric weapon, integrated with platform optical and electro-optical sensors and subsystems and other combat information systems, to form a primary multi-functional platform weapon system. We believe that our ability to develop such weapon systems, with the critical intersection of passive optics, laser, and high voltage in the LGE output system provides the unique opportunity for Applied Energetics to eventually establish itself as the prime, if not exclusive, weapon system integrator for LGE products.

Counter-IED Technologies:

At the request of our U.S. Government customers, we developed major components, complete solutions, and integrated systems that demonstrate significant capability in countering IEDs, a major threat to military and security operations throughout the world. We completed numerous U.S. Government-sponsored tests of several prototype counter-IED systems. Technical and field results of such counter-IED testing are highly sensitive or classified, but we are satisfied that the full range of these tests accurately reflect the capability of our technology in addressing this critical mission. We have integrated our counter-IED technologies into various military and non-military vehicles, including remotely operated vehicles. Because of continued company-initiated innovations, we anticipate additional product variations may be utilized on other military platforms in the future as military customers identify new candidate areas for implementation of our technologies. We continue to work actively with our customers to field our counter-IED technologies.

In January and February of 2007, a version of our counter-IED technology was tested in response to a U.S. Marine Corps (“USMC”) urgent need statement. As a result of this testing, the USMC requested and received funding from JIEDDO for development and testing of a variant of our counter-IED technology. In September 2007, Applied Energetics received a $1.0 million contract from JIEDDO through the Naval Surface Warfare Center for engineering development and verification testing of newly adapted and packaged systems. The verification testing of this newer system occurred in October and November of 2007 and field testing of additional units by the USMC continues. We expect this activity to result in additional production and fielding of multiple units. We also expect that successful deployment of this system will create opportunities for follow-on engineering development and production of similar and derivative systems for other U.S. and allied military forces.

Our progress in development of our LGE and counter-IED technologies has resulted in significant interest by our customers. In particular, our DoD customers have identified certain urgent counter-IED applications for directed energy, including LGE, which, we believe, will lead to the development and fielding of mission-specific LGE platforms in the foreseeable future. We anticipate, although there can be no assurance, that we will receive contracts in the future for development of vehicle stopping and counter-Vehicle Borne IED systems. As counter-IED initiatives continue to be advanced by our customer, we intend to develop manufacturing capabilities to field the near-term proximity-related direct-discharge products and longer-term laser-guided versions of our products, as well as, other related proprietary technologies. We expect that some manufacturing activities may be undertaken through agreements with strategic partners.

High Voltage Technologies:

Applied Energetics is participating in the long-term development of an innovative and proprietary technology in partnership with a major aerospace / defense contractor under an exclusive supplier agreement. This potentially important customer has made significant investments in concert with our own investments to advance this technology. The agreement provides for concept development, prototype fabrication and testing, and fabrication and delivery of operational hardware systems. We expect a series of follow-on orders as this technology is matured and readied for use. This agreement covers three years with options to extend for seven more years and includes provisions allowing Applied Energetics to pursue non-conflicting applications for the technology including our developed hardware and designs. This agreement limits the range of our public disclosure on details regarding the parties, technologies, and applications. We have deferred recognizing revenue until the initial contract phase is concluded and accepted by the customer. We estimate that our costs to complete the work on received purchase orders will exceed customer funding by approximately $1.3 million and have recognized the effect of these estimates with a loss provision accrual to cost of revenue. However, we believe that development and investment is an important step in advancing our technologies into the commercial sector.

Since the company’s inception it has acquired and developed unique high-voltage capabilities. Operating within the company is a group focused on providing high-voltage solutions for semiconductor, aerospace, environmental, and other commercial ventures and activities. North Star Power Engineering is a trade name under which we develop and market high-voltage opportunities.

Military Laser Group:

During 2007, the company assembled a military laser group with offices near St. Louis, Missouri. This group works in conjunction with the Tucson group and is comprised of an experienced team of engineers and technicians who collectively have built rugged lasers for many military and commercial customers. This group has successfully designed, built, and delivered high performance laser solutions which operate today in many unique and demanding environments. The company expects that this group will contribute to both revenue and earnings in 2008.

We continue to work with all customers to advance our operating performance and to improve the understandings of our emerging technologies. Our executive office is located at 3590 East Columbia Street, Tucson, Arizona 85714 and its telephone number is (520) 628-7415.

PATENTS/PROPRIETARY INFORMATION:

Since our inception, we have pursued the development of a range of core intellectual property objectives using internal investment, and have aggressively pursued patents on such technology. The objective of this approach has been to establish a sole source role for us in customer-funded technology and product development contracts, as well as to establish barriers to competition. Our patent applications, in tandem with our significant proprietary knowledge, may be used as justification for sole source contracts in accordance with Federal Acquisition Regulations, and thereby may reduce the likelihood of competitive solicitations. Presently, five patents have been issued and 30 patent applications are pending. We have received Government initiated “national security related” secrecy orders for 17 of the 30 pending patent applications. The U.S. Patent and Trademark Office imposes secrecy orders when disclosure of an invention by publication of a patent would be detrimental to the United States national security. These patents are treated as under review unless and until they are declassified, at which time patents may be issued, with enforcement based on the original filing date. We have thus far received notice that two of these patent applications under secrecy order have been found patentable by the U.S. Patent Office. These patents and patent applications relate to our core LIPC technology, counter-IED offerings, and other technologies related to LGE, laser and high voltage applications.

CUSTOMER DEPENDENCY AND ELECTION OF GOVERNMENT:

Our revenue is derived from contracts with Government agencies or contractors to the Government which represents approximately 98%, 96%, and 96% of total revenue for 2007, 2006, and 2005, respectively. The loss of any of these customers would have a material adverse effect on Applied Energetics. All contracts are subject to renegotiation of profits or termination at the election of the Government. When we refer to “Government” we mean the U.S. Government and its agencies.

COMPETITION:

Substantially all of our activity is generated through contracts with agencies of the Government focused on military and national security applications. We have developed and demonstrated a LGE technology that is unique. We have also developed and produced counter-IED products using novel directed energy technologies. We believe that we are the only company in the United States that is providing the Government access to these currently unique technologies. However, we face competition from other domestic companies within the defense industry and other companies with differing technologies that seek to provide similar benefits or address similar missions as our technologies. Additionally, foreign countries and companies may also be developing technologies that may compete with our technologies.

RESEARCH AND DEVELOPMENT:

We funded our original research and development through investment by our founders and investors and we retain the sole ownership of all of the original intellectual property. We believe the core intellectual property we have developed and control is necessarily central and critical to the use of the LIPC technology. We occasionally outsource research tasks to experienced individuals or companies for activities that require equipment or modeling capabilities that we do not have internally available. We have over ten relationships of this kind which provide that intellectual property developed under these agreements is the sole property of Applied Energetics.

Our short-term research and development goals are to develop efficient and compact laser sources, novel high voltage electrical sources, efficient optical systems extend the range of our LGE system and engineer the LGE hardware to smaller and more rugged technologies. Longer term research objectives include development of tunable and eyesafe laser sources, adjunct military applications for lasers, and integrated weapon and counter-weapon system technologies.

Our research and development expense for 2007, 2006, and 2005 was $1,197,792, $3,571,262, and $1,266,382, respectively.

BACKLOG OF ORDERS

At December 31, 2007, we had a backlog (that is, work load remaining on signed contracts) of approximately $6.7 million to be completed within the next twelve months.

EMPLOYEES:

As of February 22, 2008, we had 79 employees, compared to 83 on December 31, 2006 and 103 on December 31, 2005. At February 22, 2008, 26 of our employees are in management and general administrative, 37 are in technical and engineering and 16 are in manufacturing.

ITEM 1A. RISK FACTORS:

Future results of operations of Applied Energetics involve a number of known and unknown risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to those risks set forth below:

Risk Related to Our Business

We have a history of losses and may not be able to achieve and maintain profitable operations.

We have incurred net losses to our common stockholders since our formation in June 2002, including net losses attributable to common stockholders of $14,844,191, $18,714,354, and $3,840,539 for the years ended December 31, 2007, 2006, and 2005, respectively. Additionally, losses are continuing to date. Our ability to achieve profitable operations is dependent upon, among other things, our ability to obtain sufficient Government and commercial contracts and to complete the development of products based on our technologies. We cannot assure you that we will be able to significantly increase our revenue or achieve and maintain profitability.

We are limited in our ability to disclose significant details of our operations that may have a significant impact on our results and future operations due to restrictions imposed by our Government customers.

We produce military products and conduct research that is protected and deemed sensitive to the nation’s security. Therefore we are limited, under classification guides issued by our Government customers, in disclosing certain particulars of our technologies, applications, contract terms or future. Such absence of explanation, detail and discussion, instructions contained within the classification guidelines, may prohibit us from providing certain details that an investor may find meaningful, cause many individuals and investors to question our level of disclosure and discourage potential investors from investing in our securities.

The timing and magnitude of Government funding and orders for our Counter-IED system products cannot be predicted.

We expect that we will be dependent upon sales of our Counter-IED system products for a substantial portion of our revenue over near future. In September 2007, we received a $1.0 million contract from JIEDDO through the Naval Surface Warfare Center for engineering development and verification testing of newly adapted and packaged counter-IED systems, The verification testing of these newer systems occurred during the Fall of 2007 and early 2008. While we believe that the results of these tests and evaluations were favorable and will result in the production of multiple units for operational evaluation by the Marine Corps and eventual production and fielding, the Government’s course of action will not be fully known until orders for product are issued to us. Because Government agencies have been identified as the intended customers for our counter-IED products, it is uncertain whether we will enter into such production orders and, if we do, what the timing or magnitude of such orders will be.

We may not be able to meet the production demands for our Counter-IED system products, if we receive production orders.

We intend to outsource certain manufacturing processes if our customers order a significant number of our Counter-IED products. We are uncertain that we will be able to find sufficient outsource facilities to meet the customer’s demands for our Counter-IED products on a timely basis or at all.

The receipt of future Government funding is uncertain and may be reduced or eliminated at any time, particularly if our LIPC technology does not meet certain milestones.

We rely on Government funding for certain aspects of LIPC development through funding provided in the federal Government budget and contracts with various Government agencies. Due to federal budgetary constraints and an anticipated overall reduction in the defense budget, we cannot provide assurance that any continued Government funding will be made available, or that we will be able to enter into any agreements with Government customers for the further development of LIPC. We expect that additional funding for LIPC will be subject to our technology meeting certain Government established milestones. If our LIPC technology does not meet Government established milestones, additional Government funding may be reduced or eliminated. If additional Government funding for LIPC is reduced or is not forthcoming, in the absence of additional funding, our LIPC technology development efforts and revenues will be adversely affected.

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

In addition, there can be no assurance that the market for our products will develop or continue to expand as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing or differing technologies which gain market acceptance in advance of our products. The possibility that our competitors might develop new technology or products might cause our existing technology and products to become obsolete or create significant price competition. If we fail in our new product development efforts or our products fail to achieve market acceptance more rapidly than our competitors, our revenue will decline and our business, financial condition and results of operations will be negatively affected.

We depend on the Government for substantially all of our revenue, and a reduction in the quality of this relationship and/or a shift in Government funding could have severe consequences on our prospects and financial condition.

Approximately 98%, 96% and 96% of our net revenue for the years ended December 31, 2007, 2006, and 2005, respectively, were to the U.S. Government and Government contractors. Therefore, any significant disruption or deterioration of our relationship with the Government or important agencies thereof could significantly reduce our revenue. Our Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. The development of our business will depend upon the continued willingness of the U.S. Government agencies to fund existing and new defense programs and, in particular, to continue to purchase our products and services. Although defense spending in the United States has increased in recent years, further increases may not continue and any proposed budget or supplemental budget request may not be approved. In addition, the U.S. Department of Defense may not continue to focus its spending on technologies or missions relevant to our technologies and products.

Our competitors continuously engage in efforts to expand their business relationships with the Government which may be to our disadvantage and are likely to continue these efforts in the future. The Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with non-defense spending of the Government. Budget decisions made by the Government are outside of our control and have long-term consequences for the size and structure of Applied Energetics. A shift in Government defense spending to other programs in which we are not involved or a reduction in Government defense spending generally could have severe consequences for our results of operations.

Our Government customers may terminate or modify our existing contracts, which would adversely affect our revenue.

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

The defense and commercial industries in which we operate are highly competitive. Our future competitors may range from highly resourceful small concerns, which engineer and produce specialized items, to large, diversified firms and defense contractors. Many of our potential competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities and greater financial resources than us. Consequently, these competitors may be better suited to take advantage of economics of scale and devote greater resources to develop new technologies. There can be no assurance that we can continue to compete effectively with these firms. In addition, some of our suppliers and customers could develop the capability to manufacture products similar to products that we are developing. This would result in competing directly which could significantly reduce our revenue and seriously harm our business.

There can be no assurance that we will be able to compete successfully against our current or future competitors or that the competitive pressures we face will not result in reduced revenue and market share or seriously harm our business.

We derive a substantial portion of our revenue from a limited number of contracts. Therefore, our revenue will be adversely affected if we fail to receive new contracts and renewals or follow-on contracts.

Our Government contracts are important because our contracts are typically for fixed terms which vary from shorter than one year to multi-year, particularly for contracts with options. The typical term of our contracts with the U.S. Government is between one and two years. The loss of revenue from our possible failure to obtain new contracts and renewals or follow-on contracts may be significant because our Government contracts account for a substantial portion of our revenue.

Our products may fail to perform satisfactorily in tests at various stages of development and even if our products perform satisfactorily, there may be unanticipated delays in obtaining contracts.

Our Government customers typically test our products at various stages of development. Although we believe our technologies will perform their ultimately intended applications, many of our products have not been completed to date. Our success will ultimately depend upon our products meeting performance criteria established by our customers. Failure of a product to perform satisfactorily in a field test could result in delay of product development, cost overruns or even termination of the contract, any of which could materially affect the development of such product and our prospects, revenue and final condition.

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

We are dependent for some purposes or product on sole-source suppliers. If any of these sole-source suppliers fails to meet our needs, we may not have readily available alternatives. Our inability to fill our supply needs could jeopardize our ability to satisfactorily and timely complete our obligations under Government and other contracts. This might result in reduced revenue, termination of one or more of these contracts and damage to our reputation and relationships with our customers. We cannot be sure that materials, components, and subsystems will be available in the quantities we require, if at all.

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

Backlog represents products or services that our customers have committed by contract to purchase from us, our total funded backlog as of December 31, 2007 was approximately $6.7 million. Backlog is subject to fluctuations and is not necessarily indicative of future revenue. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce backlog and, consequently, future revenue. Our failure to replace cancelled or reduced backlog could result in lower revenue.

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

Our operating results may vary significantly over time for a variety of reasons, many of which are outside of our control, and any of which may harm our business. The value of our securities may fluctuate as a result of considerations that are difficult to forecast, such as:

•	the size and timing of contract receipt and funding; changes in Government policies and Government budgetary policies;

•	termination or expiration of a key Government contract;

•	our ability and the ability of our key suppliers to respond to changes in customer orders;

•	timing of our new product introductions and the new product introductions of our competitors;

•	adoption of new technologies and industry standards;

•	competitive factors, including pricing, availability and demand for competing products fluctuations in foreign currency exchange rates;

•	conditions in the capital markets and the availability of project financing;

•	the ability to hire and retain key scientists and executives and/or appropriately trained and experienced staff;

•	regulatory developments;

•	general economic conditions;

•	changes in the mix of our products;

•	cost and availability of components and subsystems; and

•	price erosion.

Our management and directors hold a significant portion of our outstanding voting stock and have control over stockholder matters.

As of March 7, 2008, our management and directors owned approximately 17% of our outstanding common stock. Accordingly, they can exert significant influence over matters, which require stockholder vote, including the election of directors, amendments to our certificate of incorporation or approval of the dissolution, merger, or sale of our company, our subsidiaries or substantially all of our assets. This concentration of ownership and control by management and directors could delay or prevent a change in our control or other action, even when a change in control or other action might be in the best interests of other stockholders.

A large number of shares of our common stock could be sold in the market in the near future, which could depress our stock price.

As of March 7, 2008, we had outstanding approximately 80.3 million shares of common stock. A substantial portion of our shares are currently freely trading without restriction under the Securities Act of 1933, having been held by their holders for over two years and are eligible for sale under Rule 144(k) of the Securities Act. Our outstanding Series A Preferred Stock is convertible into an aggregate of approximately 1.4 million shares of common stock. There are also currently outstanding restricted stock, restricted stock units, options and warrants to purchase approximately 7.1 million shares of our common stock. To the extent any of our options or warrants are exercised or the Series A Preferred Stock are converted, your percentage ownership will be diluted and our stock price could be further adversely affected. The shares of common stock underlying the Series A Preferred Stock and outstanding restricted stock, restricted stock units, options and warrants have been registered for resale by the holders thereof or are eligible for sale under Rule 144(k). As the underlying shares are sold, the market price could drop significantly if the holders of these restricted shares sell them or if the market perceives that the holders intend to sell these shares.

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

Our Certificate of Incorporation authorizes our board of directors to issue up to 1,000,000 shares of "blank check" preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors. We also have a rights agreement, commonly known as a "poison pill" in place which provides that in the event an individual or entity becomes a beneficial holder of 12% or more of the shares of our capital stock, without the approval of the board of directors, our other stockholders shall have the right to purchase shares of our (or in some cases the acquirer's) common stock from us at 50% of its then market value. The designation of preferred stock in the future, the classification of our board of directors, its three classes and the rights agreement could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock.

We use estimates in accounting for many of our programs and changes in our estimates could adversely affect our future financial results.

Contract accounting requires judgments relating to assessing risks, including risks associated with customer directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenues and costs, and assumptions for schedule and technical issues. The estimation of total revenues and cost at completion is complicated and subject to many variables. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition, including requiring us to take write downs or charges in certain periods, and could result in fluctuations in our operating results.

Our investment in securities available for sale are subject to risks, including risks relating to liquidity due to the recent failed auctions for auction rate securities which could result in a substantial impairment of our investments and significant losses.

At December 31, 2007, we had $7.5 million of government sponsored and government secured student-loan based investments. These securities have auction rate characteristics. The Dutch auction process resets the applicable interest rates at prescribed calendar intervals and is intended to provide liquidity to the holders of auction rate securities by matching buyers and sellers in a market context, enabling the holders to gain immediate liquidity by selling such securities at par, or rolling over their investment. If there is an imbalance between buyers and sellers, there is a risk of a failed auction. Subsequent to December 31, 2007, auctions relating to those types of auction rate securities we hold failed. Further, over the past few months, there had been an unprecedented number of auctions failures for other types of auction rate securities. An auction failure is not a default. As of December 31, 2007, our investments were carried at par value as we believe that the investments approximated full value based upon comparable and similar successful auctions for similar student-loan backed investments that occurred in December 2007, January 2008 and February 2008. Due to the current illiquidity in the market, we have reclassified these investments to long-term assets. We do not currently intend to liquidate these investments at below par value or prior to a reset date. However, systemic failure of future auction rate securities particularly for auctions of securities similar to those held by us may result in an extended period of illiquidity and may lead to a substantial impairment of our investments or the realization of significant future losses at the point of liquidation. We will assess the fair value of these securities at the end of each quarter to determine whether an impairment charge may be required. As market conditions continue to evolve we may take an impairment charge in the future, which may be meaningful.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None.

ITEM 2. PROPERTIES:

Our principal office, manufacturing, storage, and primary research and development facility is located in Tucson, Arizona. We purchased this approximately 25,000 square foot facility in February 2008.

On September 16, 2005 we took possession of approximately 7,000 square feet of additional manufacturing space in Tucson. The monthly rent for this property is approximately $5,100, escalating to $5,311 per month effective July 2008, under a lease that expires June 30, 2009.

In December 2006, we entered into a lease agreement for an additional 12,000 square foot facility in Tucson, Arizona, and we exercised our option to extend this lease to January 2010 with monthly rent of approximately $7,000, accelerating to approximately $7,400 in the final year of the lease.

In June 2006, we commenced a 3-year non-cancellable, renewable operating lease for approximately 11,000 square feet, in Tucson, at a monthly rent of approximately $5,300 with annually-set monthly rent escalations of up to $5,600. We are also responsible for certain property related costs, including insurance, utilities and property taxes.

In June 2007, we commenced a 3-year non-cancellable, renewable operating lease for approximately 11,000 square feet, in Earth City, MO, at a monthly rent of approximately $6,000. We are also responsible for certain property related costs, including insurance, utilities and property taxes.

Rent expense was approximately $910,000, $906,000, and $733,000 for 2007, 2006, and 2005, respectively.

See Note 12 to the Consolidated Financial Statements of our 2007 Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2007.

ITEM 3. LEGAL PROCEEDINGS:

See Note 12 to the Consolidated Financial Statements of our 2007 Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not Applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES:

Market price per share

Our common stock is currently listed on the NASDAQ Global Market, trading under the symbol “AERG.” The following table sets forth information as to the price range of our common stock for the period January 1, 2006 through December 31, 2007. No dividends on common stock were declared for these periods.

	High	Low
Quarterly Periods
2006
First	$14.10	$9.60
Second	14.82	4.90
Third	8.62	4.52
Fourth	4.92	3.64
2007
First	6.25	4.10
Second	6.57	3.78
Third	4.36	2.65
Fourth	4.19	2.85

Holders of Record

As of March 7, 2008, there were approximately 238 holders of record of Applied Energetics’ common stock.

Dividends

We have never paid cash dividends on our common stock and do not expect to do so in the foreseeable future. Instead, we intend to retain any earnings to support our operations and the growth of our business.

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at our discretion. We declared and paid dividends on our 6.5% Series A Convertible Preferred Stock in May, August and November, 2007 and February, 2008. All of these dividends were paid in the form of common stock. Dividends on Preferred Stock are accrued when the amount of the dividend is determined. The recording of these dividends had no effect on our cash or total balance sheet equity.

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

Following is a summary of Applied Energetics’ selected financial data for the years ended and as of December 31, 2007, 2006, 2005, 2004, and 2003.

Consolidated Statements of Operations Data:

	Years Ended December 31
	2007	2006	2005	2004	2003
Revenue	$12,403,628	$10,029,755	$18,875,928	$10,930,522	$383,273

Net loss	$(13,663,772)	$(17,513,878)	$(3,624,603)	$(3,261,005)	$(3,242,109)

Net loss attributable to common stockholders	$(14,844,191)	$(18,714,354)	$(3,840,539)	$(3,261,005)	$(3,242,109)

Basic and diluted net loss per share attributed to common stockholders	$(0.19)	$(0.25)	$(0.05)	$(0.05)	$(0.07)

Consolidated Balance Sheet Data:

	As of December 31,
	2007	2006	2005	2004	2003
Total assets	$29,466,870	$37,152,626	$23,652,831	$12,537,891	$1,526,120

Total debt and capital lease obligations	$15,965	$77,510	$99,907	$2,805,917	$4,300,000

Please refer to the Notes to the Financial Statements beginning on page F - 8 of this report for a more complete description of the numbers contained in the table above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion and analysis should be read in conjunction with Applied Energetics’ consolidated financial statements and the related notes that are included elsewhere herein.

OVERVIEW:

Applied Energetics, Inc. (“Applied Energetics”, “we”, “us”, or the “company”), is a developer and manufacturer of applied energy systems, primarily for military applications, utilizing our proprietary knowledge of high performance lasers, high voltage electronics, advanced adaptive optics and atmospheric and plasma energy interactions. Applied Energetics applies these technologies to deliver innovative solutions to urgent military missions, including neutralizing improvised explosive devices (“IEDs”), neutralizing vehicle-borne IEDs (i.e. car bombs), and non-lethal methods for vehicle stopping, among other high priority missions of U.S. and allied military forces. Additionally, Applied Energetics develops and manufactures high voltage and laser products for government and commercial customers for a range of applications.

Applied Energetics is the sole and exclusive developer of laser guided energy (“LGETM”) and laser induced plasma channel (“LIPCTM”) technologies. These revolutionary technologies can precisely transmit high voltage electrical charges by using a laser to create a conductive path in the atmosphere. We are seeking to develop applications that can deliver tailored weapon and countermeasure effects to targets with laser accuracy, and with manageable lethality and affects to reduce the potential for inadvertent injury and collateral damage. This technology has been in continued development since our inception in 2002.

Our counter-IED customers have expressed a preference for versions of our counter-IED technology designed for integration into existing combat-rugged vehicles or other platforms supplied by the customer. This approach avoids the difficulties of fielding a new complex and computerized vehicle into the extremely harsh radio frequency environment of modern combat operations where even the most robust communications links can be seriously degraded. Accordingly, in the third quarter of 2007 we elected to suspend our internal efforts in development of our own remotely operated vehicles which were initially designed to carry our counter-IED systems. As a result of continued advancement of our designs and technologies and the desire of our customer to utilize existing military vehicles to transport our product, we reevaluated certain inventory materials on hand and reduced the carrying value to lower-of-cost-or-market for inventory not technologically current or that was directly associated with our remotely controlled vehicle development. This reevaluation resulted in a lower-of-cost-or-market inventory adjustment of $1.5 million in September 2007.

Applied Energetics is also participating in the long-term development of an innovative and proprietary technology in partnership with a major aerospace / defense contractor under an Exclusive Supplier Agreement. The Agreement provides for concept development, prototype fabrication and testing, and fabrication and delivery of operational hardware systems. We expect a series of follow-on orders as this technology is matured and readied for use. This Agreement covers three years with options to extend for seven more years and includes provisions allowing Applied Energetics to pursue non-conflicting applications for the technology including our developed hardware and designs. We have deferred recognizing revenue until the initial phase is concluded and accepted by the customer. We estimate that our costs to complete will exceed customer funding by approximately $1.3 million and have recognized the effect of these estimates with a loss provision accrual to cost of revenue.

In January 2007, we consolidated the North Star operations into Applied Energetics’ to more effectively utilize the shared workforce of the two operations. As a result of this consolidation, for 2007 we have also collapsed the reporting segments of Applied Energetics and North Star into one segment for financial reporting purposes since North Star no longer meets the definition of a segment under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

CRITICAL ACCOUNTING POLICIES:
USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, Management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, estimate to forecast loss on contracts under the completed contract method of accounting, the valuation of inventory, goodwill and other indefinite lived assets, estimate to forecast expected forfeiture rate on stock-based compensation and stock-based compensation expense.

REVENUE RECOGNITION:

Revenue has been derived from ongoing contract work for systems development, effects testing and the design and development of demonstration systems and sub-systems for our Government customers as well as for the development of our Counter-IED technologies. It is expected that continued work on effects testing, design and development of specific LGE and LIPC systems, advanced design and proof of principle on an existing contract, compact laser source development, high voltage source development, optics development and the upgrade of a transportable demonstrator will contribute to revenue in 2008. This work is expected to be generally performed under cost-plus contracts with Government customers.

Revenue under long-term Government contracts is generally recorded under the percentage of completion method. Revenue, billable monthly, under cost plus fixed fee contracts is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, subcontractor costs and overhead. General and administrative expenses allowable under the terms of the contracts are allocated per contract depending on its direct labor and material proportion to total direct labor and material of all contracts. As contracts can extend over one or more accounting periods, revisions in earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period in which the facts become known.

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

Revenue for other products and services is recognized when such products and services are delivered or performed and, in connection with certain sales to certain customers, when the products and services are accepted, which is normally negotiated as part of the initial contract. Revenue from commercial, non-Governmental, customers is based on fixed price contracts where the sale is recognized upon acceptance of the product or performance of the service and when payment is probable under the completed contract method of accounting. Contract costs are accumulated in the same manner as inventory costs and are charged to operations as the related revenue from contract is recognized. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period in which the facts become known.

INVENTORIES:

Inventories include material, direct labor and related manufacturing overhead and are stated at the lower-of-cost (determined on a weighted average basis) or market. Due to the nature of our inventory, we analyze inventory on an item-by-item basis for obsolescence. Accordingly in the third quarter of 2007, we reduced the carrying value of certain inventories connected to our counter-IED remote vehicle development. This resulted in a third-quarter 2007 inventory write-down to the lower-of-cost-or-market of $1.5 million.

INTANGIBLE ASSETS:

We account for goodwill and other indefinite life intangible assets based on the method of accounting prescribed by the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We tested goodwill and indefinite lived intangibles for impairment as of October 1, 2006. Based on this analysis, we determined that the fair values of our goodwill and North Star tradename intangible assets were below their carrying value and recorded an impairment charge of approximately $1.5 million for goodwill and $603,000 for North Star tradename.

STOCK-BASED COMPENSATION:

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) establishes accounting for stock-based awards exchanged for employee, director and non-employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

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

The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model. We estimate expected stock price volatility based on the mean of the historical volatility of Applied Energetics, an industry index and a representative peer group. We use historical data to estimate forfeiture rates. SFAS 123(R) requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. We estimate expected life by analyzing the historical option exercise behavior of employees considering the effect of strike and market price on employee decision making and pertinent vesting schedules. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield for comparable periods.

We previously accounted for our employee stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (“FASB”) FASB Interpretation No. 44 “Accounting for Certain Transactions Including Stock Compensation, an interpretation of APB Opinion 25.” Under the intrinsic value based method, compensation cost is the excess of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, compensation costs were recognized for employee stock option grants only when we granted options with a discounted exercise price.

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

RESULTS OF OPERATIONS:

Our consolidated financial information for the years ending December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Revenue	$12,403,628	$10,029,755	$18,875,928
Cost of revenue	14,473,935	11,305,966	17,757,305
General and administrative	11,442,279	10,778,479	3,613,151
Selling and marketing	368,706	643,384	525,067
Research and development	1,197,792	3,571,262	1,266,382
Impairment of assets	-	2,090,884	-
Other (expense) income:
Interest expense	(2,838)	(13,001)	(227,106)
Interest income	1,410,303	812,311	111,760
Other income	7,847	544	815,134
Loss before provision for income taxes	(13,663,772)	(17,560,366)	(3,586,189)
Provision (benefit) for income taxes	-	(46,488)	38,414
Net loss	$(13,663,772)	$(17,513,878)	$(3,624,603)

REVENUE:

The $2.4 million increase in revenue from 2006 to 2007 is primarily due to an increase in revenue from our LGE project of $5.5 million, which was partially offset by a decrease of $2.7 million from our Counter-IED projects and a decrease in our non-governmental projects of $347,000. The decrease in revenue from 2005 to 2006 of $8.8 million is primarily attributable to the completion to our 12-unit counter-IED order in June 2006. The revenue produced from contracts on our LIPC technology remained at a constant level in 2005 and 2006. During 2007, under the completed contract method of accounting, we deferred the recognition of approximately $500,000 of revenue and costs related to the contracted development of new high-voltage technologies. It is anticipated that this revenue will be recognized in 2008.

COST OF REVENUE:

Cost of revenue also increased from 2006 to 2007, in line with our increased revenue, by $3.2 million. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts. The amount of allowable expenses allocated to our contracted projects also decreased in 2006 and 2007 primarily as a result of lower activity and revenue. The negative gross margin in 2007 was primarily due to $1.4 million estimated loss accruals attributed to the contracted development of high-voltage technologies and the increase in lower-of-cost-or-market reserve of $1.5 million. The decrease in cost of revenue of $6.5 million in 2006 from 2005 and the decrease in gross margin in 2006 reflects the decrease in revenue and the completion of 12-unit counter-IED order, a charge of $1.2 million on a lower-of-cost-or-market analysis of items in inventory in 2006 that are no longer on our active bills-of-material and a provision for loss on projects of approximately $434,000.

GENERAL AND ADMINISTRATIVE:

General and administrative expense increased from 2006 to 2007 by approximately $664,000. This increase consists of an increase in stock-based compensation for stock based awards granted to directors and employees in the amount of $1.2 million, an increase in salaries and accrued compensation in the amount of $591,000 and a decrease of $1.9 million of applied overhead. Offsetting these increases were reductions in temporary help and consultants of $895,000, travel related expenses of $697,000, professional fees of $565,000, supplies of $475,000 and fringe and benefits costs of $119,000. The $7.2 million increase in general and administrative expenses in 2006 from 2005 includes the recognition of non-cash director and employee stock option compensation expense of approximately $3.3 million as a result of our adoption of SFAS 123(R) in 2006; increases in personnel costs and temporary and contract labor costs of approximately $2 million which is attributable to our high number of employees in 2006 compared to 2005 due to our need for temporary staffing to assist in short-term projects, including the improvement of elements of our internal control; increased professional and director expenses of approximately $726,000 which also reflects increased legal costs, director compensation costs and the non-cash expense of a warrant issued for services; increased recruiting and relocation costs of approximately $606,000, which includes approximately $525,000 associated with the move from Albuquerque to Tucson of the North Star operations, terminations and resettlement costs of the North Star employees; offset by an approximate $511,000 increased amount of general and administrative expenses allocated to cost of revenue, research and development and inventory.

At December 31, 2007, there was approximately $3.3 million of unrecognized compensation costs related to unvested restricted stock awards, net of estimated forfeitures and approximately $2.8 million of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures. These costs are expected to be recognized on a weighted-average basis over periods of approximately two years for restricted stock awards and one year for unvested stock options.

We are mandated to comply with the Sarbanes Oxley Act of 2002 Section 404 (“SOX”) requirements for a review of the control over our financial reporting environment. The expense related to SOX compliance was approximately $276,000, $354,000 and $545,000 for 2007, 2006 and 2005, respectively.

SELLING AND MARKETING:

Selling and marketing expenses were approximately $369,000 for 2007 a decrease of approximately $275,000 from $643,000 in 2006, reflecting reduced salaries and travel costs. Selling and marketing expenses increased approximately $118,000 in 2006 over 2005 as we continued to advance our marketing efforts and the addition of a staff member in 2006.

RESEARCH AND DEVELOPMENT:

Research and development expenses decreased approximately $2.4 million during 2007 as compared to 2006 primarily due the redeployment of our technical staff to our funded projects in-progress. Research and development costs increased approximately $2.3 million in 2006 compared to 2005 due to our continued strategic decision to internally fund research and development. During 2006, we started new research and development initiative and we continued work on our on-going research projects to expedite the advancement of our LGE, LIPC and counter-IED technologies. These strategic decisions are designed to advance and strengthen our intellectual property rights and progress technology development at a rate that is less dependent on contract funding. As revenues declined in 2006 the burden of increased R&D was increasingly borne by company internal funds. Also impacting the rise was the approximately $1.5 million increase in the amount of general and administrative expenses allocated to research and development. Ongoing development of LGE, LIPC and counter-IED technologies are expected to continue over the next several years. The costs to complete and the estimated dates upon which our efforts will result in commercially viable products are uncertain due to changing requirements imposed upon us by our customer. Many aspects of our technologies are highly sensitive to ongoing military operations and are largely classified under specific DoD guidelines and, consequently, cannot be disclosed publicly. During the next year, we anticipate that we will have the ability to fund our research and development efforts from our available cash and any awarded contracts.

Our short-term research and development goals are to develop efficient and compact laser sources, novel high voltage electrical sources, efficient optical systems extend the range of our LGE system and engineer the LGE hardware to smaller and more rugged technologies.

IMPAIRMENT OF INTANGIBLE ASSETS:

We performed our annual test for goodwill impairment in the fourth quarter. In 2006, due to a significant reduction in sales volume and negative cash flows, we revised the five-year earnings forecast and projected cash flows for North Star. The projected cash flows were considered in determining the fair value of goodwill and unamortized intangible assets recorded at the acquisition and also in subsequent periods to assess for potential impairment. Due to the decline in projected cash flows in 2006, the company performed assessments of the carrying value of North Star’s goodwill and tradename indefinite lived intangible assets. This assessment consisted of estimating the asset’s fair value and comparing the estimated fair value to the carrying value of the asset. We estimated the goodwill asset’s fair value through the use of an average of the Capitalization of Gross Revenues and Goodwill/Revenue methods to value the revenue generated because the analyses are made independent of direct reference to the reporting unit’s actual performance. The North Star tradename intangible asset’s fair value was estimated through an analysis of the projected cash flow. Based on these analyses, we determined that the fair values of our goodwill and tradename intangible assets were below their carrying value and in the fourth quarter of 2006 recorded impairment charges of approximately $1.5 million for goodwill and $603,000 for the North Star tradename.

INTEREST INCOME AND INTEREST EXPENSE:

Net interest income for 2007 was higher by approximately $608,000 from 2006 primarily because the funds provided from the August 2006 financing were invested in income producing investments for all of 2007 as compared to less than two months of 2006. Net interest income increased approximately $915,000 in 2006 from the $115,000 net interest expense recognized in 2005 primarily due to the investment of proceeds from the sale of common stock and warrants in August 2006 as well as the continued investment of the cash received from the sale of Series A preferred stock in 2005 and to our retirement of debt in November 2005.

OTHER INCOME:

Other income in 2005 primarily reflects $800,000 received from the sale of $1.6 million principal amount note from Easy Gardner which we received in the Merger with USHG and we recorded the book value of the note at zero at the time of the acquisition due to uncertainty as to its collectibility
.
NET LOSS:

Our operations for the year ended December 31, 2007 resulted in a net loss of approximately $13.7 million, an improvement of approximately $3.9 million when compared to 2006. This improvement reflects reduction in research and development expenses of approximately $2.4 million, a reduction of $2.1 million from the goodwill and intangible asset impairment charges recognized in 2006 and an increase of our net interest income of $608,000, offset by a decrease in our gross margin of $794,000 and an increase of general and administrative expenses of $664,000.

The net loss for the year ended December 31, 2006 increased $13.9 million to approximately $17.5. The increase in our net loss is primarily attributable to a limited amount of work performed under contracts, the $7.2 million increase in general and administrative, the $2.3 million increase in research and development as we continue to develop our LIPC an LGE technologies, the $2.1 goodwill and intangible asset impairment charge offset by the $915,000 increase in net interest income.

LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 2007, we had approximately $15.0 million of cash and cash equivalents and $7.5 million of securities available-for-sale. Effective December 31, 2007, we reclassified our $7.5 million of securities available for sale as long term assets. Our cash position decreased during the year by approximately $7.1 million. In 2007, we used approximately $7.8 million of cash in operating activities. This amount is comprised primarily of our net loss of approximately $13.7 million and an increase in accounts receivable of $2.6 million. Offsetting these amounts were non-cash stock option compensation expense of approximately $4.6 million, provision for losses on projects of $1.4 million, depreciation and amortization expense of $1.0 million, increases in accrued expenses, deposits and deferred rent of $785,000 and accounts payable of $578,000. Also in 2007, investment activities provided approximately $572,000 consisting of the sale of available-for-sale securities of $1.0 million offset by purchases of approximately $446,000 of equipment. During 2007 financing activities provided approximately $52,000.

At December 31, 2006, we had approximately $30.6 million of cash, cash equivalents and securities available-for-sale. Our cash position increased during 2006 by approximately $21.8 million primarily as a result of $27.4 million provided by financing activities and $2.6 provided by investing activities, offset by $8.2 million used in operating activities. During 2006, our operating activities primarily consisted of our net loss of $17.5 million, an increase in inventory of $2.3 million and a decrease in accounts payable of $427,000, offset by a decrease in accounts receivable of $4.7 million, the recognition in 2006 of noncash stock based compensation expense of $3.5 million, goodwill and intangible asset impairment charges of $2.1 million, depreciation and amortization of $948,000, and an increase in accrued expenses, deposits and deferred rent of $663,000. Our investing activities in 2006 consisted of $3.5 million was provided from the sale and purchase available-for-sale marketable securities, partially offset by equipment purchases of $941,000. Cash provided by financing activities in 2006, primarily from the proceeds from the sale of common stock and warrants of $24.9 million, as well as $2.5 million proceeds from option exercises.

We anticipate that short-term and long-term funding needs will be provided from the cash flow from working on Government contracts. We believe that we have sufficient working capital to fulfill existing contracts and expected contracts in 2008 and into 2009. The transportable demonstrator contract and the other Applied Energetics contracts, that presently represent a major portion of our current activity, are on a cost plus fixed fee basis. This means all work performed is done at our Government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly. Other contracts are at fixed prices which have commercial type gross margins associated with them.

At December 31, 2007, we had $7.5 million of government sponsored and government secured student-loan based investments. These securities have auction rate characteristics. The Dutch auction process resets the applicable interest rates at prescribed calendar intervals and is intended to provide liquidity to the holders of auction rate securities by matching buyers and sellers in a market context, enabling the holders to gain immediate liquidity by selling such securities at par, or rolling over their investment. If there is an imbalance between buyers and sellers, there is a risk of a failed auction. Subsequent to December 31, 2007, auctions relating to those types of auction rate securities we hold failed. Further, over the past few months, there had been an unprecedented number of auctions failures for other types of auction rate securities. An auction failure is not a default. As of December 31, 2007, our investments were carried at par value as we believe that the investments approximated fair value based upon comparable and similar successful auctions for similar student-loan backed investments that occurred in December 2007, January 2008 and February 2008. Due to the current illiquidity in the market, we have reclassified these investments to long-tem assets. We do not currently intend to liquidate these investments at below par value or prior to a reset date. However, systemic failure of future auction rate securities particularly for auctions of securities similar to those held by us may result in an extended period of illiquidity and may lead to a substantial impairment of our investments or the realization of significant future losses at the point of liquidation. We will assess the fair value of these securities at the end of each quarter to determine whether an impairment charge may be required. As market conditions continue to evolve we may take an impairment charge in the future, which may be meaningful.

BACKLOG OF ORDERS

At December 31, 2007, we had a backlog (that is, work load remaining on signed contracts) of approximately $6.7 million to be completed within the next twelve months.

CONTRACTUAL OBLIGATIONS:

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2007:

	Payment by Period
		Less than 1			More than 5
	Total	Year	1 to 3 Years	3 to 5 Years	Years
Capital leases	$16,476	$14,432	$2,044	$-	$-
Operating leases	2,396,522	668,640	1,395,819	332,063
Purchase Obligaions	451,146	451,146	-	-	-

Total	$2,864,144	$1,134,218	$1,397,863	$332,063	$-

Included in the above table is the $1,850,063 total lease commitment for our principal office, manufacturing, storage, and primary research and development facility in Tucson, AZ that was terminated when we purchased the facility in February 2008. Not included in the above table are the dividends on our Series A Preferred Stock that are approximately $1.2 million in each year, assuming no conversion to common stock.

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

CAPITAL LEASES:

We rent office equipment under capital lease agreements with approximately $1,203 in monthly payments.

OPERATING LEASES:

We generally operate in leased premises under operating leases that have options permitting renewals for additional periods. In addition to minimum fixed rentals, the leases typically contain scheduled escalation clauses resulting in a deferred rent accrual at December 31, 2007 of approximately $126,000. We account for the escalation provision by straight-line inclusion in the rent expense. Total rent expense on premises amounted to approximately $910,000, $906,000 and $733,000 for 2007, 2006 and 2005, respectively. We also have an operating lease on a vehicle in Tucson which expires in 2008. In February 2008 we purchased our principal office, manufacturing, storage, and primary research and development facility in Tucson, Arizona for approximately $2.2 million.

RECENT ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

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

Our available cash balances are invested on a short-term basis and are not subject to significant risks associated with changes in interest rates, however, certain of our marketable securities are facing a temporary illiquidity as certain of the underlying auction markets have failed. It is not known when the underlying auction markets will regain liquidity, if at all. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Our financial statements, the related notes and the Independent Registered Public Accountant’s Report(s) thereon, are included in Applied Energetics’ 2007 Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES:

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our control and procedures are effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their attestation report, which is included as a part of our 2007 Financial Statements filed as a part of this report on page F-1 following the signatures.

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2007 that materially affected our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE:

Name	Age	Principal Position

Dana A. Marshall	49	Chairman of the Board, Chief Executive Officer, President and Assistant Secretary
Kenneth M. Wallace	45	Chief Financial Officer, Principal Accounting Officer and Secretary
Joseph C. Hayden	49	Executive Vice President - Programs
Stephen W. McCahon	48	Executive Vice President - Engineering
David C. Hurley	67	Director
George P. Farley	69	Director
James K. Harlan	56	Director
James A. McDivitt	78	Director

Dana A. Marshall: Dana A. Marshall has been our Chairman of the Board since November 2007, Chief Executive Officer, President and Director since August 2006 and was appointed Assistant Secretary of the company in February 2008. Mr. Marshall has over 20 years of experience in the laser and optical technologies in the aerospace and defense industries. Mr. Marshall is a member of the Board of Directors of Research-Electro Optics, a privately held company. Mr. Marshall served as Vice President, Optical Systems SBU of Zygo Corporation, a publicly traded company, from September 2004 through March 2006. From June 2003 through August 2005, Mr. Marshall owned and operated Infusafe LLC, a partner in a venture to develop and market designs for pharmaceutical packaging, and from June 2001 to September 2003, Mr. Marshall managed his income properties through Cricklewood Realty LLC. From 1993 through 2000, Mr. Marshall was Chief Executive Officer, President and Chairman of the Board of Cutting Edge Optronics, Inc., a developer and manufacturer of high power solid state and semiconductor lasers which he founded in 1993, developed and sold to TRW Incorporated in 2004. Before founding Cutting Edge Optronics, Mr. Marshall’s career included substantial positions in strategic planning and program management, at major defense companies, including serving as Program Manager, Lasers and Electronic Systems Division of McDonnell Douglas Corporation. Prior to joining McDonnell Douglas, Mr. Marshall began his defense industry career in 1982 at General Dynamics Corporation, and rose to become Manager of Strategic Planning at Corporate Headquarters.

Kenneth M. Wallace: Mr. Wallace has been the Chief Financial Officer since March 2006 and was appointed our Principal Accounting Officer in November 2007 and Secretary in February 2008. From October 2005 through March 2006, Mr. Wallace was Chief Financial Officer of Crosswalk, Inc., an early-stage software and grid storage development company. From July 2004 through May 2005, Mr. Wallace was Senior Vice President and Chief Operating Officer of a building products manufacturer based in Chandler, Arizona. From 2000 through 2004, Mr. Wallace was Chief Financial Officer and a Director of Moxtek, a scientific instrumentation company specializing in X-Ray optics and nano-structured polarization technologies. From 1996 to 2000, Mr. Wallace was Chief Financial Officer of LAB-Interlink, a high-tech laboratory automation company specializing in the remote handling of clinical laboratory specimens.

Joseph C. Hayden: Joseph C. Hayden has been the Executive Vice President - Programs for Applied Energetics since December 2004. Prior to that, Mr. Hayden was the Executive Vice President of Business Operations from November 2002 to 2004. Mr. Hayden has over 25 years experience in managing large engineering projects and high technology research and development. Mr. Hayden is responsible for Contract Bid and Proposals and administration of existing contracts for Applied Energetics. Prior to the founding of Applied Energetics, Mr. Hayden worked at Raytheon, Inc. (“Raytheon”) and also at two other start-up companies. A graduate of the U.S. Naval Academy, Mr. Hayden was a U.S. Navy Surface Warfare Officer and Nuclear Engineer before leaving the service to work in industry.

Stephen W. McCahon: Stephen W. McCahon has been the Executive Vice President - Engineering for Applied Energetics since November 2002. Dr. McCahon has an extensive background in optical physics, solid-state physics, ultra-short pulse lasers and non-linear optics, and a broad background in Electrical Engineering (BSEE, MSEE, PH.D. EE/Physics). Dr. McCahon has more than 40 scientific publications and holds 10 issued patents with 3 pending. Prior to joining Applied Energetics, Dr. McCahon had been Chief Engineer of Raytheon’s Directed Energy Weapon Product Line. Previously, he had been a Member of the Research Staff at Hughes Research Laboratories in Malibu, CA (Currently known as HRL Laboratories).

David C. Hurley: David C. Hurley is our Lead Independent Director and served as the independent Chairman of our Board from March 2006 until December 2007. Mr. Hurley was appointed Vice Chairman of PrivatAir of Geneva, Switzerland on February 1, 2003, relinquishing the role of Chief Executive Officer, a position he held following the acquisition of Flight Services Group ("FSG") by PrivatAir in 2000.  PrivatAir has major business aviation operations in over fifteen bases in the U.S. and aircraft service operations at Le Bourget, Paris, France; Dusseldorf, Munich and Hamburg Germany; and Geneva, Switzerland. Mr. Hurley founded FSG in 1984.  FSG is one of the world's largest providers of corporate aircraft management, executive charter and aircraft sales and acquisitions in the U.S. Mr. Hurley has over 30 years experience in marketing and sales in the aerospace and telecommunications industries. Before founding FSG, he served as the Senior Vice President of Domestic and International Sales for Canadair Challenger. He also served as Regional Manager of the Cessna Aircraft Company and as Director of Marketing, Government and Military Products Division, for the Harris Intertype Corporation. Mr. Hurley serves as the Chairman of the Board of the Smithsonian Institution' s National Air and Space Museum, Washington, D.C.; and serves on the Boards of BE Aerospace, Inc., a public company, Hexcel Corp., a public company listed on the New York Stock Exchange, Genesee & Wyoming, Inc., a public company listed on the New York Stock Exchange, Genesis Lease, Ltd., a public company listed on the New York Stock Exchange, The Corporate Angel Network, White Plains, N.Y., and Aerosat, Inc., Manchester, NH. He is an alumnus of Hartwick College and served three years in the Special Services Branch of the US Army, receiving an honorable discharge.

George P. Farley: George P. Farley, a certified public accountant, has been a member of our Board of Directors since March 2004. Mr. Farley is Chairman of our Audit Committee and also serves as a member of our Compensation Committee. Mr. Farley has been providing financial consulting services since 1999. Through 2007, Mr. Farley served as a Director and a member of the Audit Committee of iCad, Inc. He has also served as a Director and member of the Audit Committee of Preserver Insurance Company, Inc. and Acorn Holdings Corp and as a Director for Olympia Leather Company, Inc. From November 1997 to August 1999, Mr. Farley was a Chief Financial Officer of Talk.com, Inc., which provides telecommunication services. Mr. Farley was also a director of Talk.com, Inc. Mr. Farley joined BDO Seidman, LLP in 1962 and was a partner at BDO Seidman, LLP from 1972 to 1995 with extensive experience in accounting, auditing and SEC matters.

James K. Harlan: James K. Harlan has been a member of our Board of Directors since March 2004. Mr. Harlan is the Chairman of our Compensation Committee and serves as a member of our Audit Committee. Mr. Harlan is the Executive Vice President and Chief Financial Officer of HNG Storage, LP, a natural gas storage development and operations business that he helped found in 1992. From 1991 to 1997, Mr. Harlan served as Group Development Manager for the Pacific Resources Group which was engaged with various manufacturing and distribution businesses and joint ventures in Asia, Australia, and North America. He also served as operations research and planning analyst for the White House Office of Energy Policy and Planning from 1977 to 1978, the Department of Energy from 1978 to 1981, and U.S. Synthetic Fuels Corporation from 1981 to 1984. He has a PhD in Public Policy with an operations research dissertation from Harvard University and a BS in Chemical Engineering from Washington University in St. Louis. Mr. Harlan is a member of the Board of Directors of iCAD where he is a member of the Audit Committee and is Chairman of the Governance Committee.

James A. McDivitt: James A. McDivitt has served as a member of our Board of Directors since February 2006. Mr. McDivitt serves as a member of our Compensation Committee and our Audit Committee and as Chairman of our Nominating and Corporate Governance Committee. Mr. McDivitt currently serves as a director of Silicon Graphics Inc., a publicly traded company. From 1981 until his retirement in 1995, Mr. McDivitt was employed at Rockwell International Corporation, most recently as its Senior Vice President, Government Operations and International. Mr. McDivitt joined Pullman Inc. in 1975 as its Executive Vice President and, in October 1975 he became President of its Pullman Standard Division, The Railcar Division, and later had additional responsibility for the leasing, engineering and construction areas of the company. From 1972 through 1975, he was Executive Vice President Corporate Affairs for Consumers Power Company. Mr. McDivitt joined the United States Air Force in 1951 and retired with the rank of Brigadier General in 1972. During his service with the U.S. Air Force, Mr. McDivitt was selected as an astronaut in 1962 and was Command Pilot for Gemini IV and Commander of Apollo 9 and Apollo Spacecraft Program Manager from 1969 to 1972, including Apollo 12 through 16 missions. Mr. McDivitt holds a B.S. degree in Aeronautical Engineering from the University of Michigan.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Applied Energetics, and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC and the NASDAQ Global Market. Officers and directors of Applied Energetics, and greater than ten-percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that during the year ended December 31, 2007 all section 16(a) filing requirements were met except that Kenneth M. Wallace was late filing a Form 4 and each of Joseph C. Hayden and Stephen W. McCahon was late reporting a restricted stock grant in November 2007, but reported the transaction in his Form 5 for the year ended December 31, 2007.

CODE OF ETHICS:

Applied Energetics has adopted a Code of Business Conduct and Ethics that applies to all of Applied Energetics’ employees and directors, including its principal executive officer, principal financial officer and principal accounting officer. Applied Energetics’ Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to Applied Energetics’ business.

Upon request made to us in writing at the following address, our Code of Ethics and Business Conduct will be provided without charge:

Applied Energetics, Inc.
Attn: Human Resources
3590 E Columbia St.
Tucson, AZ 85714

COMMITTEES OF THE BOARD OF DIRECTORS:

AUDIT COMMITTEE:

The Audit Committee of the Board of Directors is comprised of Messrs. Farley, Harlan and McDivitt. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our Board of directors has determined that each committee member meets the independence and financial literacy requirements under current NASD Marketplace rules applicable to companies whose securities are quoted on Nasdaq. In addition, our board of directors has determined that Mr. Farley is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K of the SEC. Refer to Item 10 above for Mr. Farley's qualifications.

COMPENSATION COMMITTEE:

The Compensation Committee of the Board of Directors is comprised of Messrs. Harlan, Farley and McDivitt. The committee is responsible for establishing and maintaining executive compensation practices designed to enhance company profitability and enhance long-term shareholder value.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE:

The Nominating and Corporate Governance Committee is comprised of Messrs. McDivitt and Hurley. The Committee is responsible for establishing and maintaining corporate governance practices designed to aid the long-term success of Applied Energetics and effectively enhance and protect shareholder value.

ITEM 11. EXECUTIVE COMPENSATION:

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy

Our board of directors is committed to establishing and maintaining executive compensation practices designed to support the development of the company’s capabilities and business objectives, enhance our profitability and enhance long-term shareholder value. Toward these aims, in March 2006, our board of directors established a compensation committee. This committee reports to the board on executive compensation matters.

Compensation Committee

Membership

The committee is currently comprised of three independent members of the Board. Director independence is, at a minimum, consistent with applicable rules for Nasdaq-traded issuers, Rule 16b-3 of the Exchange Act, and Section 162(m) of the Internal Revenue Code. The members of the committee are James K. Harlan (chairman), George P. Farley and James A. McDivitt.

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

Role of Chief Executive Officer in Recommending Executive Compensation.

The committee makes all compensation decisions related to our named executive officers. However, our Chief Executive Officer regularly provides information and recommendations to the committee on the performance of the executive officers, appropriate levels and components of compensation, including equity grants as well as other information as the committee may request.

Compensation Goals

Our compensation policies are intended to achieve the following objectives:

•	reward executives and employees for their contributions to our growth and profitability, recognize individual initiative, leadership, achievement, and other valuable contributions to our company.
•
to link a portion of the compensation of officers and employees with the achievement of our overall performance goals, to ensure alignment with the our strategic direction and values, and to ensure that individual performance is directed towards the achievement of our collective goals;

•	to enhance alignment of individual performance and contribution with long-term stockholder value and business objectives by providing equity awards;
•	to motivate and incentivize our named executive officers and employees to continually contribute superior job performance throughout the year; and
•	to obtain and retain the services of skilled employees and executives so that they will continue to contribute to and be a part of our long-term success.

Compensation programs and policies are reviewed and approved annually but could be adjusted more frequently if determined by the committee. Included in this process is establishing the goals and objectives by which employee and executive compensation is determined. Executive officers’ performance is evaluated in light of these performance goals and objectives. The committee consults the Chief Executive Officer on the performance of other company executives.

Compensation Surveys and Compensation Consultants

In determining compensation levels, we review compensation levels of companies that we deem to be similar to our company regardless of their location, competitive factors to enable us to attract executives from other companies, and compensation levels that we deem appropriate to retain and motivate our executives. From time to time, we retain the services of independent compensation consultants to review a wide variety of factors relevant to executive compensation, trends in executive compensation, and the identification of relevant peer companies. The committee makes all determinations regarding the engagement, fees, and services of our compensation consultants, and our compensation consultants report directly to our committee.

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

Compensation Consultants

During 2007, we engaged Pearl Meyer and Partners, LLC consultants and undertook a number of internal evaluations regarding our base and incentive compensation programs for both executives and general technical employees. We also subscribe to various data services regarding compensation - including Radford Surveys & Consultants - which provided information regarding comparable and competitive practices in our industry. Because of the absence of closely analogous direct competitors, peer group references were drawn primarily from general technology based companies of similar size or market capitalization. In addition, the company competes for technical and managerial talent with both major and smaller defense contractors involved with innovative systems development, lasers, and optics. Compensation practices for those companies are considered for the company’s compensation assessments. For technical and managerial employees, executive management compiles and reviews data regarding compensation practices from employers that compete for similar employee talent. For executive employees, the committee utilizes both proprietary information services – such as Radford – and publicly available information supplemented by industry contacts familiar with prevailing practices. The committee reviews management recommendations and the supporting rationale for compensation for managerial and technical personnel. The committee determines compensation for the Chief Executive and Chief Financial Officer and other executive officers in discussions referencing internal comparisons, individual skills and experience, length of time with the company, performance contributions and competitiveness of the marketplace.

Beginning in the second quarter of 2007, the committee engaged Pearl Meyer to review the company’s compensation programs with emphasis on developing a long term equity compensation program that would be effective at attracting, retaining, and rewarding employees and executives in accord with prevailing industry practices for innovative technology based companies. This review included discussions with key company employees, managers, executives, and directors to assess the company’s compensation practices, the competitive environment for talent, and to recommend approaches for long term equity compensation. The review included matters related to the size of the equity compensation pool, annual stock grants, and the use of performance based compensation. Among other suggestions, this review informed the Board’s action to make selected equity grants that were made during the third quarter of 2007 and the approach established during the fourth quarter to provide routine and targeted equity grants in the context of the annual budgeting and planning process that include some performance based vesting elements. These programs were adopted with a view toward increasing the alignment of employee financial interests with the long term success of the company and providing an equity-based compensation source of reward for the additional efforts and risks associated with working at the company as compared to older and larger defense industry companies. The company’s long term equity compensation program was adopted by the committee during the fourth quarter and implemented as part of the budget and planning process shortly thereafter.

In setting compensation levels for a particular executive, the committee takes into consideration the proposed compensation package as a whole and each element individually, as well as the executive's past and expected future contributions to our business. In order to enable the company to hire and retain talented executives, the committee may determine that it is in the best interests of the company to negotiate packages that may deviate from the company's standard practices in setting the compensation for certain of its executive officers when such deviation is required by competitive or other market forces.

Base Salary

Base salaries for the named executive officers and other executives are determined based on market data analysis of comparable positions in the identified compensation peer group. A competitive base salary is provided to each executive officer to recognize the skills and experience each individual brings to the company and the performance contributions they make. When determining the base salary for an executive, we reference a target of the base salaries of similar positions in the identified compensation peer group. Other factors are also taken into account such as internal comparisons, individual skills and experience, length of time with the company, performance contributions and competitiveness of the marketplace. Salaries are reviewed on an annual basis, taking into account the factors described above, and are made in connection with annual performance reviews. The amounts of such adjustments are calculated using merit increase guidelines based on the employee's position within the relevant compensation range and the results of his or her performance review. The recommended percentage increases are established annually and reflect the committee's assessment of appropriate salary adjustments based on competitive surveys and general economic conditions.

Pursuant to his employment agreement in August 2006, Mr. Marshall, our Chairman, Chief Executive Officer and President received an annual base salary of established initially at $250,000 with a provision for annual review of compensation. After a review of Mr. Marshall’s performance and consideration of prevailing compensation levels for executive talent such as is required for the company, the committee increased Mr. Marshall’s annual base salary to $350,000, effective October 1, 2007.

In connection with his hiring and the negotiation of his compensation package in March 2006, Mr. Wallace, our Chief Financial Officer and Principal Accounting Officer, received an annual base salary of $190,000. In February 2007, after the initial year of service and a review of compensation levels for the CFO of similarly sized public companies, the committee increased Mr. Wallace’s annual base salary to $210,000 effective February 1, 2007. On October 24, 2007, the board approved Mr. Wallace’s employment agreement which increased Mr. Wallace’s annual base salary to $225,000.

During the fourth quarter of 2007, the committee reviewed prevailing practices for compensation of professionals in similar functions as Messrs. Hayden and McCahon, who as co-founders of our company have major stock holdings. During 2006, Mr. Hayden, our Executive Vice-President of Programs and Mr. McCahon, our Executive Vice-President of Engineering, each received an annual base salary of $183,750. Effective December 3, 2007, the committee increased the annual base salaries of Messrs. McCahon and Hayden to $235,000 and $225,000, respectively.

The employment of Mr. McCommon – who had served as the company’s Vice President of Finance and Chief Accounting Officer ended in December 2007 with Mr. McCommon continuing to support the company in a consulting capacity. The employment of Mr. Walik – who had been an officer and reporting employee — ended in January 2007.

Other than the annual base salary for Mr. Marshall, the levels of annual base salary were determined based on the recommendation made by the Chief Executive Officer and approved by the committee. Each individual’s educational qualifications, leadership skills, demonstrated knowledge and business accomplishments were also evaluated in determining base salary levels.

Cash Bonus

Our practice is to award cash bonuses based upon accomplishment of key objectives and overall performance. In addition, from time-to-time the committee may approve payment of bonuses to executives or key contributors for special accomplishment or other reasons. These goals may include progress made in technical programs and technology and product development, improved utilization of company resources and progress in relationships with key customers and strategic alliances and financing activities and the financial results of the company. Generally, the company does not disclose specific targets relating to these goals, because doing so may disclose confidential business information.

After careful consideration of Mr. Marshall’s contributions and accomplishments during the first five months of employment, the committee awarded Mr. Marshall a $60,000 cash bonus in December 2006 which was paid in January 2007. A similar annual review was completed in November 2007. Pursuant to this review which noted important progress in relationships with key customers, the company’s technical programs, and improved utilization of company resources, the committee granted a cash bonus of $125,000 to Mr. Marshall.

After a review of 2006 activities in progress in a number of areas, the committee established a compensation pool of approximately $250,000 (approximately 3% of gross payroll) and requested that Mr. Marshall recommend allocations of this pool for grants — to be reviewed and approved by the committee, to key executives and employees based on their contribution to our objectives in 2006. As a part of the incentive bonus compensation program and in appreciation of their contribution to our goals during 2006, in 2006 the committee approved awards of cash bonuses of $20,000, $10,000 and $10,000 to Messrs. Wallace, Hayden and McCahon, respectively. Additionally, the committee reviewed and approved Mr. Marshall’s recommendation to compensate employees who were scheduled to forfeit excess earned vacation time due to our policy limiting the amount of time an employee is permitted to carry forward at year end. This payout was at a rate of 75% of the employees’ standard hourly base pay. Among the employees included in this program, Messrs. Wallace, McCahon, Hayden, Dearmin and Walik received payments of approximately $2,000, $3,000, $7,000, $1,000 and $5,000, respectively.

In October 2007, the board awarded Mr. Wallace a $60,000 cash bonus in connection with the execution of his employment agreement. In November 2007, the committee granted cash bonuses of $40,000, $50,000 and $40,000 to Messrs. Wallace, Hayden and McCahon, respectively based on their contributions toward advancing individual and corporate performance objectives identified by the Chief Executive Officer and the committee.

Long-Term Incentives

During 2007, the committee undertook an effort to review equity incentives existing for key employees and executives and define a long-term equity incentive program to reinforce and align employee and executive interests with those of the company and to aid in the retention and recruitment of key employee and managerial skills important to the progress of the company.

During the third quarter of 2007, the committee, working with input from the Chief Executive Officer, reviewed the equity compensation incentive positions of key executives and employees whose past and prospective contributions to the company merited special attention. This review was examined by the committee with input from Pearl Meyer and included considerations such as past contributions and effectiveness, key skills to contribute to the forward progress of the company, and incentives for continuity with the company. Pursuant to these evaluations, the committee approved the grant of 395,000 shares of restricted stock by the company to personnel other than the Chief Executive Officer.

During the third quarter 2007, following the approval of our 207 Stock Incentive Plan by our stockholders, the committee considered, in conjunction with the Chief Executive Officer and experts from Pearl Meyer, the definition of a long term equity compensation program that would provided incentives for recruitment and retention of employees and executives in a competitive market for sometimes specialized scientific, technical and managerial skills. Another objective for this program was to increase alignment of employee and shareholder interests across the company and provide tangible reward for progress on key performance milestones. It was determined that the long term program should be well-defined and relatively predictable to support recruitment and retention objectives and include significant elements defined in the context to the company’s annual planning and budgeting process that occurs during the fourth calendar quarter in respect of the following year. Implementation of long term incentives in the context of the planning and budgeting process supports linkage of a portion of such awards to achievement of specific performance milestones and objectives. Generally, the company does not disclose specific targets relating to these goals, because doing so may disclose confidential business information.

The long term program defined by the committee includes three major elements: (1) an annual equity grant based on a percentage of base compensation for all employees other than officers, (2) performance incentive grants to selected managerial, technical, and administrative employees at all levels with vesting of a portion of these grants keyed to achievement of objectives defined in the annual budgeting and planning process and approved by the Board Committee, and (3) special grants for specific accomplishments or contributions as determined by the Board Committee. The first and second elements of this program lead to expected grants made during the fourth quarter as part of the budgeting and planning process, while the third element may lead to grants only from time to time, if at all. Generally, the restricted stock grants under the first two elements of this program vest over three years to provide for retention and long run commitment to the success of the company and the grants under the third element vest upon the earlier of the achievement of the performance objective or five years from grant.

This program seeks to provide all employees with an equity interest in the company and its success. The opportunity to realize significant increments over base annual compensation if the company succeeds in building value for customers and stockholders is intended to support recruitment of talented professionals who are sought by larger and more businesses. The use of restricted stock grants reflects a trend in equity compensation practices following the adoption of new accounting standards for equity based compensation and the desire to provide greater equity incentives with reduced stockholder dilution while utilizing fewer shares from stockholder approved equity compensation plans that are subject to overall and annual limits. Our restricted stock grants typically vest over several years and the performance based grants subject to accelerated vesting when targets are met and revocation if performance targets are not reached within defined periods. Specific performance targets are defined in the planning and budgeting process and may include items that are company confidential and, in some cases, subject to classification or confidentiality restrictions imposed by our customers. The portion of equity compensation grants linked to performance has initially been set at a modest percentage (about 10%), but this is intended to increase over time as the scope and predictability of the companies activities in various areas increase. The initial performance targets for this newly defined long term compensation program, have a high probability of being achieved. In future years, the portion and achievement likelihood for performance compensation may be adjusted with the growth, predictability, and maturity of the company’s planning and budgeting process.

The Board Committee also reviewed the equity incentives of Mr. Marshall over the course of 2007. Upon assuming leadership of the company and pursuant to his employment agreement Mr. Marshall was awarded on August 18, 2006 an inducement stock option to purchase 800,000 shares of common stock, with an exercise price equal to $6.30, the closing sale price of our common stock on August 17, 2006, which was the most recent closing price prior to the grant. These options become exercisable as to one quarter of the shares covered thereby on each of the first four year anniversaries of the date of grant and expire five years from the date of grant. We agreed to file a registration statement covering the shares issuable upon exercise of the option prior to August 18, 2007.

After consideration of the progress of the company under Mr. Marshall’s leadership, in December 2006, the committee made a determination to make an additional grant to Mr. Marshall of options to purchase 200,000 shares of common stock at an exercise price of $3.84, reflecting the closing sale price of our common stock on the date of grant. These options vest as to one third of the shares covered thereby on the date of grant and on each of the first two anniversaries of the date of grant and expire five years from the date of grant.

At the completion of Mr. Marshall’s initial year the committee considered the progress of the company and determined additional incentives were warranted for advancing the development of the company. The committee negotiated an amendment of Mr. Marshall’s employment agreement, and based on the negotiations and the forgoing factors, on October 26, 2007, the company granted to Mr. Marshall 275,000 shares of restricted common stock. This restricted stock grant vests as to 68,750 shares annually on each January 10th from 2008 through 2011.

In connection with the hiring of Mr. Wallace, the company granted options to purchase 100,000 shares of common stock with an exercise price of $9.75 per share vesting 25,000 immediately and the remaining shares vesting in 25,000 increments annually on the anniversary date of each of the next three years. In the second quarter of 2006 the committee granted to Mr. Wallace an additional 200,000 options with an exercise price of $7.20 vesting 100,000 annually on the anniversary of the grant. In December 2006, the committee made a grant of options to Mr. Wallace to purchase 120,000 shares of common stock at an exercise price of $3.84, reflecting the closing price of our common stock on the date of grant. Pursuant to Mr. Wallace entering into an employment agreement with the company, on October 26, 2007, the committee granted Mr. Wallace 80,000 shares of restricted common stock. This restricted stock grant vests as to 26,666 shares on January 10, 2008 and 26,667 shares on each of January 10, 2009 and January 10, 2010.

On November 29, 2007, as part of the implementation of the long-term incentive program and after considering the equity compensation provided to persons in similar positions at other technology-based public companies, the committee determined to award 45,000 shares of restricted stock each to Messrs. Wallace, McCahon and Hayden. The committee determined that it was in best interest of the company and its management to provide equity compensation to Messrs. McCahon and Hayden that was based on their functional role and contributions to the company currently without material reference to equity those individuals own and based on their position as founders of the company. These restricted stock grants vest as to 13,500 shares on December 1, 2008, 2009 and 2010. Vesting of the remaining 4,500 shares awarded to each individual vest upon the achievement of certain specified performance targets.

Severance and Change in Control Agreements

Pursuant to Mr. Marshall’s employment agreement, as amended, if Mr. Marshall’s employment is terminated by us without “cause”, or by Mr. Marshall for “good reason”, he would receive payment of his base salary and benefits for 12 months, in monthly installments. Additionally, following a change of control, all unvested stock options and restricted stock granted to Mr. Marshall will immediately vest and become exercisable for the full term of the option and all other unvested equity awards shall immediately vest. In negotiating these terms, the committee determined that it was in the best interest of the company, in light of the authority vested in the Board as a whole to determine the acceptability of any discussions or prospective transactions, to provide Mr. Marshall as CEO with incentives to support the development and completion of transactions that might lead to a change of control without concern for the impact of any such transaction to him relating to vesting of equity awards or cash compensation related to transition of employment that might occur following a change of control.

Pursuant to Mr. Wallace’s employment agreement, if Mr. Wallace’s employment is terminated by us without “cause”, he would receive payment of his base salary and benefits for six months, in monthly installments. If Mr. Wallace is terminated within three months following a change of control, all unvested stock options granted to Mr. Wallace will immediately vest and become exercisable for the full term of the option and all other unvested equity awards shall immediately vest.

In conjunction with the termination of Mr. Walik’s employment in January 2007, we entered into an agreement to pay an amount approximately equivalent to six months of base salary. In conjunction with the termination of Mr. McCommon’s employment in December 2007, we entered into an agreement to pay an amount approximately equivalent to three months of base pay, in accordance with prior payroll practices, and entered into a short-term consulting agreement to facilitate a transition in personnel.

Other Benefit Plans and Programs.

Executives are eligible to participate in benefit programs designed for all of our full-time employees. These programs include a 401(K) savings plan and medical, dental, disability and life insurance programs. We currently cover the majority of such medical, dental and insurance payments requiring a minor co-pay from the employee. Additionally, under our 401(K) plan employees are eligible to contribute to their 401(K) accounts through payroll deductions. In 2007, we implemented an employer match benefit where we matched 50% of the employees’ 401(K) contribution up to 3% of their eligible compensation. Pursuant to his employment agreement, during 2007, Mr. Marshall received $34,799 of tax gross up related to payments of temporary living and automobile expenses.

SUMMARY COMPENSATION TABLE

The following table discloses for the periods presented the compensation for the persons who served as our Chief Executive Officer and our Chief Financial Officer and our three most highly compensated other executive officers (not including the Chief Executive Officer and Chief Financial Officer) whose total individual compensation exceeded $100,000 for the years ended December 31, 2007 and 2006 (the “Named Executives”).

Name and Principal Position	Year	Salary (1)	Bonus(2)(3)	Stock Awards (4)	Option Awards (5)	All Other Compensation (6)	Total
Dana A. Marshall	2007	$273,077	$125,000	$300,385	$500,666	$89,439	$1,288,567
Chairman, Chief Executive	2006	$87,500	$75,000	$-	$243,108	$16,185	$421,793
Officer, President and
Assistant Secretary

Kenneth M. Wallace	2007	$210,046	$100,000	$126,162	$368,029	$6,858	$811,095
Chief Financial Officer,	2006	$146,154	$20,000	$-	$421,851	$27,360	$615,365
Principal Accounting Officer
and Secretary

Joseph C. Hayden	2007	$199,549	$50,000	$9,864	$-	$5,109	$264,522
Executive Vice President -	2006	$183,750	$10,000	$-	$-	$6,672	$200,422
Programs

Stephen W. McCahon	2007	$200,126	$40,000	$13,085	$-	$5,459	$258,670
Executive Vice President -	2006	$183,750	$10,000	$-	$-	$2,962	$196,712
Engineering

Stephen A. McCommon	2007	$99,403	$1,000	$-	$32,930	$33,239	$166,572
Former Vice President -
Finance (7)

(1)
Mr. Marshall’s 2007 salary reflects the increase of his base salary to $350,000 effective October 1, 2007. In August 2006, we entered into an employment agreement with Mr. Marshall that provided for Mr. Marshall’s employment as the company’s President and Chief Executive Officer at an initial annual base salary of $250,000. Mr. Wallace’s 2007 salary reflects increases of his base salary to $210,000 effective February 1, 2007 and to $225,000 effective October 26, 2007. In March 2006, we hired Mr. Wallace as our Chief Financial Officer at an annual base salary of $190,000. Accordingly, Mr. Wallace’s and Mr. Marshall’s salaries reflect only their service for the remaining portion of calendar year 2006. Messrs. Hayden and McCahon’s 2007 salary reflect increases in their annual base salary to $200,000 effective March 1, 2007, and another increase effective December 3, 2007 to $225,000 for Mr. Hayden and $235,000 for Mr. McCahon.

(2)
Mr. Marshall’s cash bonus of $125,000 in 2007 was determined by the committee considering performance as specified in is per Mr. Marshall’s employment agreement. This cash bonus was paid in January 2008. Mr. Wallace’s 2007 $100,000 cash bonus was comprised of a $60,000 bonus paid on the execution of his employment agreement and a $40,000 bonus, paid in January 2008, which was granted by the compensation committee as a part of a performance based review related to his contribution to meeting corporate goals for 2007. The cash bonuses that Messrs. Hayden and McCahon received of $50,000 and $40,000, respectively, were granted by the compensation committee in consideration of their contributions to meeting goals during 2007 and prior years. These bonuses were paid in January 2008.

(3)
Mr. Marshall’s bonus of $75,000 in 2006 is comprised of a $15,000 signing bonus and a $60,000 cash bonus granted by the compensation committee in December 2006 in recognition of Mr. Marshall’s accomplishments in the first five months of employment. This cash bonus was paid in January 2007. The bonuses that Messrs. Wallace, Hayden and McCahon received of $20,000, $10,000 and $10,000, respectively, were granted by the compensation committee as a performance based award considering contribution to meeting goals during 2006.

(4)
The amounts included in the “Stock Awards” column represent the compensation cost recognized by the company in 2007 related to restricted stock awards, computed in accordance with SFAS No. 123R. For a discussion of valuation assumptions, see Note 9 to our 2007 Consolidated Financial Statements.

(5)
The amounts included in the “Option Awards” column represent the compensation cost recognized by the company in 2007 and 2006 related to stock option awards, computed in accordance with SFAS No. 123R. For a discussion of valuation assumptions, see Note 9 to our 2007 Consolidated Financial Statements.

(6)
The 2007 amounts shown in the “All Other Compensation” column are attributable to Mr. Marshall receiving $35,260 for relocation assistance, $12,000 for automobile expenses and $34,799 “gross up” for the payment of taxes for his relocation assistance and automobile expenses. All named executives received the employer match benefit where we match 50% of the employees’ 401(K) contribution up to 3% of their eligible compensation company contributions to their 401(K) plans, a benefit that is available to all employees. Additionally, “All Other Compensation” includes the dollar value of life insurance premiums paid by us for all named executive officers. Mr. McCommon’s All Other Compensation includes an accrual of his severance package. The 2006 amounts shown in the “All Other Compensation” column for Messrs. Marshall and Wallace include payments for commuting costs, temporary housing assistance and relocation assistance, Mr. Marshall also received reimbursements of automotive expenses and Messrs. Wallace, McCahon and Hayden received payments in compensation for lost unused vacation time

(7)	Represents severance payments.

GRANTS OF PLAN-BASED AWARDS

The following table discloses the grants of a plan-based award to each of the Named Executives in 2007.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards					Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards: Number of	Grant Date Fair Value of
Name	Grant Date		Threshold ($)	Target ($)		Maxium ($)		Threshold (#)	Target (#)	Maxium (#)	Shares of Stock (#)	Stock Awards (1)
Dana A. Marshall			$-	$175,000	(2)	$175,000	(2)	-	-	-	-	-
	10/26/2007	(3)	-	-		-		-	-	-	275,000	$976,250

Kenneth M. Wallace			-	56,250	(4)	56,250	(4)	-	-	-
	10/26/2007	(5)	-	-		-		-	-	-	80,000	$284,000
	11/29/2007	(6)	-	-		-		-	4,500	4,500	40,500	$147,600

Joseph C. Hayden	11/29/2007	(6)	-	-		-		-	4,500	4,500	40,500	$147,600

Stephen W. McCahon	11/29/2007	(6)	-	-		-		-	4,500	4,500	40,500	$147,600

(1)
The amounts included in the “Grant Date Fair Value of Stock Awards” column represent the full grant date fair value of the awards computed in accordance with Financial Accounting Standards No. 123R. The fair value of stock awards is recognized in the income statement as compensation expense over the vesting period of the grants. For a discussion of valuation assumptions, see Note 9 to the Consolidated Financial Statements of our 2007 Financial Statements.

(2)
The Estimated Future Payouts under Non-Equity Incentive Plan Awards represents Mr. Marshall’s eligibility to receive an annual incentive bonus in each calendar year of up to 50% of his base salary if we achieve goals and objectives established by the compensation committee in accordance with Mr. Marshall’s employment agreement. Based on his current annual base salary of $350,000.

(3)
Pursuant to the amendment of Mr. Marshall’s employment agreement, on October 26, 2007, the Compensation Committee granted to Mr. Marshall 275,000 shares of restricted common stock of the company. This restricted stock vest as to 68,750 shares annually on each January 10th from 2008 through 2011.

(4)
The Estimated Future Payouts under Non-Equity Incentive Plan Awards represents Mr. Wallace’s eligibility to receive an annual incentive bonus in each calendar year of up to 25% of his base salary if we achieve goals and objectives established by the Compensation Committee in accordance with Mr. Wallace’s employment agreement. Based on his current annual base salary of $225,000.

(5)
Pursuant to his employment agreement, on October 26, 2007, the Compensation Committee granted to Mr. Wallace 80,000 shares of restricted common stock of the company. This restricted stock vest as to 26,666 shares on January 10, 2008 and 26,667 shares on each of January 10, 2009 and January 10, 2010.

(6)
On November 29, 2007, the Compensation Committee awarded 45,000 shares of restricted stock each to Messrs. Wallace, McCahon and Hayden. The restricted stock grants vest as to 13,500 shares on December 1, 2008, 2009 and 2010. Vesting of the remaining 4,500 shares awarded to each individual vest upon the achievement of certain specified performance targets.

EMPLOYMENT AGREEMENTS FOR NAMED EXECUTIVE OFFICERS

We have employment agreements with our Dana A. Marshall, our Chairman, Chief Executive Officer and President, and with Kenneth M. Wallace, our Chief Financial Officer and Principal Accounting Officer.

We entered into the employment agreement with Mr. Marshall on August 18, 2006, upon the commencement of his employment with our company, and we amended the agreement on October 24, 2007. Mr. Marshall’s amended employment agreement provides for an annual base salary of $350,000, subject to such increases as our board may determine. The agreement provides an annual incentive bonus each calendar year of up to 50% of the base salary for the calendar year if we achieve goals and objectives established by the committee. Pursuant to the employment agreement, we also provided an inducement grant to Mr. Marshall of options to purchase 800,000 shares of common stock at an exercise price of $6.30 per share. These options become exercisable as to one quarter of the shares covered thereby on each of the first four year anniversaries of the date of grant and expire on the five years from the date of grant. Also, in accordance with the agreement, we filed a registration statement covering the shares issuable upon exercise of the option. Mr. Marshall is also eligible to receive such other cash bonuses or other compensation as may be awarded by the board during his employment including gross-up tax benefits for travel and relocation related expenses.

Pursuant to his employment agreement we agreed to pay Mr. Marshall a temporary housing allowance in an amount equal to his actual rental expense (plus an amount equal to any additional tax consequences to him for such payment, if any), up to $2,500 per month, for a period of up to two years, while he establishes a permanent residence in the Tucson, Arizona area. We also agreed to pay Mr. Marshall an automobile allowance of $1,000 per month.

Mr. Marshall’s amended employment agreement is terminable by us immediately for “cause”, or by us without cause upon 30 days prior written notice or by Mr. Marshall upon 30 days prior written notice, for any reason including “good reason”. If Mr. Marshall’s employment is terminated by us without cause, or by Mr. Marshall for good reason, he would receive payment of his base salary and benefits, in monthly installments, for 12 months. Additionally, following a change of control, all unvested stock options awarded to Mr. Marshall will immediately vest and become exercisable for the full term of the option and all other unvested equity awards shall immediately vest.

We entered into the employment agreement with Mr. Wallace on October 26, 2007. Mr. Wallace’s employment agreement provides for an annual base salary of $225,000, subject to such increases as our board may determine. The agreement provides for a signing bonus of $60,000 and an annual incentive bonus each calendar year of up to 25% of the base salary for the employment year if we achieve goals and objectives established by the committee. Pursuant to the employment agreement, we also granted to Mr. Wallace 80,000 shares of restricted common stock. These shares vest as to 26,666 of the shares on January 10, 2008 and an additional 26,667 of the shares on each of January 10, 2009 and 2010 Mr. Wallace is also eligible to receive such other cash bonuses or other compensation as may be awarded by the board during his employment.

Mr. Wallace’s employment agreement is terminable by us immediately for “cause”, or by us without cause upon 30 days prior written notice or by Mr. Wallace upon 30 days prior written notice. If Mr. Wallace’s employment is terminated by us without cause, he would receive payment of his base salary and benefits, in monthly installments, for six months. Additionally, if Mr. Wallace is terminated within 3 months following a change of control, all unvested stock options awarded to Mr. Wallace will immediately vest and become exercisable for the full term of the option and all other unvested equity awards shall immediately vest.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses unexercised options held by the Named Executives at December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price	Option Exepiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)(12)
Dana A. Marshall	200,000	600,000	(1)	$6.30	08/18/2011
	133,334	66,667	(2)	$3.84	12/26/2011
						275,000	(9)	$786,500

Kenneth M. Wallace	50,000	50,000	(3)	$9.75	02/13/2011
	100,000	100,000	(4)	$7.20	06/02/2011
	80,000	40,000	(5)	$3.84	12/26/2011
						45,000	(10)	$128,700
						80,000	(11)	$228,800

Joseph C. Hayden						45,000	(10)	$128,700

Stephen W. McCahon						45,000	(10)	$128,700

Stephen A. McCommon	6,000	3,000	(6)	$5.10	07/30/2009
	37,500	-		$7.16	01/28/2010
	9,000	9,000	(7)	$7.20	06/02/2011
	10,000	5,000	(8)	$3.84	12/26/2011

(1)	Vest in three installments of 200,000 shares of common stock on August 18, 2008, 2009 and 2010.

(2)	Vest in on December 26, 2008.

(3)	Vest in two installments of 25,000 shares of common stock on March 20, 2008 and 2009.

(4)	Vest on June 2, 2008.

(5)	Vest on December 26, 2008.

(6)	Vest on July 30, 2008.

(7)	Vest on June 2, 2008.

(8)	Vest on December 26, 2008.

(9)	Restricted stock grant vested as to 68,750 shares on January 10, 2008 and as to an additional 68,750 shares annually on each January 10, 2009, 2010, and 2011.

(10)
Restricted stock grant vests as to 13,500 shares on December 1, 2008, 2009 and 2010. Vesting of the remaining 4,500 shares awarded to each individual vest upon the achievement of certain specified performance targets.

(11)	Restricted stock grant vested as to 26,666 shares on January 10, 2008 and as to an additional 26,667 shares on each of January 10, 2009 and 2010.

(12)
The market value of shares or units of stock that have not vested as reported in the table above is determined by multiplying the closing market price of our common stock on the last trading day of 2007 of $2.86 by the number of shares stock that have not vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Mr. Marshall’s amended employment agreement provides that if we terminate Mr. Marshall’s employment without cause, or if Mr. Marshall terminates his employment for “good reason”, Mr. Marshall will receive an amount equal to his base salary then in effect for a period of 12 months plus the pro rata portion of any incentive bonus earned in any employment year through the date of his termination. If Mr. Marshall’s employment is terminated by us for cause, he would receive his base salary through the date of termination and all expenses and accrued benefits rising prior to such termination. Following a change of control, all unvested stock options awarded to Mr. Marshall will immediately vest and become exercisable for the full term of the option and all other unvested equity awards shall immediately vest.

Mr. Wallace’s employment agreement provides that if Mr. Wallace is terminated by us without cause, he would receive payment of his base salary and benefits, in monthly installments, for six months. Additionally, if Mr. Wallace is terminated within 3 months following a change of control, all unvested stock options awarded to Mr. Wallace will immediately vest and become exercisable for the full term of the option and all other unvested equity awards shall immediately vest.

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

In the event of a change-in-control and at the discretion of the Board of Directors, option awards granted under our 2004 Stock Incentive Plan and our 2007 Stock Incentive Plan which have been outstanding for at least one year may become exercisable in full until it expires pursuant to its terms and all restrictions contained in Restricted Stock awards granted under the Plans may lapse and the shares of stock subject to such awards shall be distributed to the Participant.

The following table sets forth the potential post-employment, or change in control, payments that would be made to our executive officers by us assuming their employment was terminated, or the change of control, occurred on December 31, 2007 based on their salaries and annual incentive compensation payments contained in their employment agreements at December 31, 2007.

	Executive Payments Upon Termination or Change in Control
Name	Without Cause Termination		For Good Reason Resignation		For Cause Termination or Voluntary Resignation	Change in Control (1)		Termination Following Change in Control (1)(2)

Dana A. Marshall	$525,000	(3)	$525,000	(3)	$-	$786,500	(4)	$-

Kenneth M. Wallace	140,625	(5)	-		-	-		498,125	(6)

(1)	The value of vested options as of December 31, 2007 is zero as our closing price was less than the exercise price of such options.

(2)	Assumes an effective date of a change in control within three months prior to December 31, 2007.

(3)	Consists of $350,000 base salary and $175,000 incentive bonus.

(4)	Represents vesting of 275,000 shares of restricted common stock valued at the closing price of the company's common stock on December 31, 2007

(5)	Consists of $112,500 base salary and $28,125 incentive bonus.

(6)
Consists of $112,500 base salary, $28,125 incentive bonus; $228,800 for 80,000 shares of restricted common stock and $356,700 for 125,000 shares of restricted common stock valued at the closing price of the company's common stock on December 31, 2007.

DIRECTOR COMPENSATION

The following table discloses our director compensation for the year ended December 31, 2007:

Name	Fees Earned or Paid in Cash	Option Awards (1)		Total
David C. Hurley	$100,000	$177,000	(2)	$277,000
George P. Farley	$75,000	$132,750	(3)	$207,750
James K. Harlan	$62,500	$110,625	(4)	$173,125
James A. McDivitt	$50,000	$88,500	(5)	$138,500

(1)
The amounts included in the “Option Awards” column represent the compensation cost recognized by the company in 2007 related to stock option awards to directors, computed in accordance with SFAS No. 123R. For a discussion of valuation assumptions, see Note 9 to our 2007 Consolidated Financial Statements. All options granted to directors in 2007 vested immediately and became immediately exercisable upon grant.

(2)
Mr. Hurley was granted options to purchase 100,000 shares of common stock in January 2007 with a grant date fair value, computed in accordance with SFAS No. 123R, of $177,000 which was recognized in 2007 for financial statement reporting purposes in accordance with SFAS 123R. As of December 31, 2007, Mr. Hurley had options to purchase 275,000 shares of common stock outstanding.

(3)
Mr. Farley was granted options to purchase 75,000 shares of common stock in January 2007 with a grant date fair value, computed in accordance with SFAS No. 123R, of $132,750 which was recognized in 2007 for financial statement reporting purposes in accordance with SFAS 123R. As of December 31, 2007, Mr. Farley had options to purchase 175,000 shares of common stock outstanding.

(4)
Mr. Harlan was granted options to purchase 62,500 shares of common stock in January 2007 with a grant date fair value, computed in accordance with SFAS No. 123R, of $110,625 which was recognized in 2007 for financial statement reporting purposes in accordance with SFAS 123R. As of December 31, 2007, Mr. Harlan had options to purchase 262,500 shares of common stock outstanding.

(5)
Mr. McDivitt was granted options to purchase 50,000 shares of common stock in January 2007 with a grant date fair value, computed in accordance with SFAS No. 123R, of $88,500 which was recognized in 2007 for financial statement reporting purposes in accordance with SFAS 123R. As of December 31, 2007, Mr. McDivitt had options to purchase 250,000 shares of common stock outstanding.

In January 2008, the Board of Directors amended its Independent Directors Compensation Program. Pursuant to the program the Chairman of the Board, if his is an independent director and, if not, the lead independent director is to receive $100,000 per year, the Chairman of the Audit Committee is to receive $75,000 per year, the Chairman of the Compensation Committee is to receive $62,500 per year, the Chairman of the Nominating Committee is to receive $55,000 per year and each other independent director is to receive $50,000 per year.

Also, under the program, the Chairman of the Board is to receive a number of shares of the our common stock equal to $100,000 divided by the closing sale price of the common stock on the date of the award, the Chairman of the Audit Committee is to receive a number of shares of the our common stock equal to $75,000 divided by the closing sale price of the common stock on the date of the award, the Chairman of the Compensation Committee is to receive a number of shares of the our common stock equal to $62,500 divided by the closing sale price of the common stock on the date of the award, the Chairman of the Nominating Committee is to receive a number of shares of the our common stock equal to $55,000 divided by the closing sale price of the common stock on the date of the award and each other independent director is to receive a number of shares of the our common stock equal to $50,000 divided by the closing sale price of the common stock on the date of the award. The stock grants under this program are automatically granted on every January 15th, or the next business day, and vest on the grant date. All of the stock granted to the directors in 2008 vested immediately upon grant.

Additionally, under the program, on January 15th of each year (or on the first business day thereafter if January 15th is not a business day), each independent director is to receive options to purchase 10,000 shares of the Registrant’s common stock. The exercise price of such options shall be the closing sale price of our common stock on the date of grant.

Under the program, if at anytime during an independent director serves in more than one position of Chairman of the Board, lead independent director and Chairman of the Audit Committee or Compensation Committee, that director shall receive the higher level compensation paid for any such position the director then holds.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2007, none of our executive officers served on the board of directors or the compensation committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

COMPENSATION COMMITTEE REPORT:

The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis and, based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Applied Energetics’ annual report on Form 10-K.

James K. Harlan
George P. Farley
James A. McDivitt

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 7, 2008:

•	each of the our directors and executive officers;

•	all directors and executive officers of ours as a group; and

•	each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock.

Unless otherwise indicated, the address of each beneficial owner is care of Applied Energetics, 3590 East Columbia Street, Tucson, Arizona 85714. Unless otherwise indicated, the company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 7, 2008 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 80,312,459 shares outstanding on March 7, 2008.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned (1)
Robert Howard	15,339,162	(2)	19.1%
Artis Capital Management, L.P.	8,426,638	(3)	10.5%
Thomas C. Dearmin	6,647,351	(4)	8.3%
Galleon Management L.P.	6,010,817	(5)	7.5%
Joseph C. Hayden	5,994,468	(6)	7.5%
Stephen W. McCahon	5,873,968	(7)	7.3%
S.A.C. Capital Advisors, LLC	5,480,000	(8)	6.8%
Dana A. Marshall	596,196	(9)	*
David C. Hurley	318,784	(10)	*
James K. Harlan	295,615	(11)	*
James A. McDivitt	278,581	(12)	*
Kenneth M. Wallace	370,227	(13)	*
George P. Farley	185,000	(14)	*
All directors and executive officers as a group (8 persons)	13,912,839		17.0%

* Less than 1%

(1)
Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options held by that person that are exercisable within 60 days of March 7, 2008.

(2)
Based on information contained in a report on Schedule 13D filed with the SEC on January 15, 2008. Represents: (i) 13,005,162 shares of common stock held directly by Mr. Howard; (ii) 2,334,000 shares of common stock held by the Robert Howard Family Foundation (the “Foundation”). Mr. Howard is a director of, and shares voting and dispositive power over the shares of common stock held by the Foundation. Mr. Howard disclaims beneficial ownership of the shares of common stock held by the Foundation.

(3)
Based on information contained in a report on Schedule 13G filed with the SEC on February 14, 2008: The address of Artis Capital Management, LLC (“Artis”) is One Market Plaza, Spear Street Tower, Suite 1700, San Francisco, CA 94105. Artis is a registered investment adviser and is the investment adviser of investment funds that hold the company’s stock for the benefit of the investors in those funds, including Artis Technology 2X Ltd (“2X”). Artis Inc. is the general partner of Artis. Stuart L. Peterson is the president of Artis Inc. and the controlling owner of Artis and Artis Inc. Each of Artis, Artis Inc., and Mr. Peterson disclaims beneficial ownership of the Stock, except to the extent of its or his pecuniary interest therein. 2X disclaims that it is, the beneficial owner as defined in Rule 13d-3 under the Securities Act of 1933 of any of such shares of common stock.

(4)	Based on information provided by Mr. Dearmin on February 11, 2008.

(5)	Based on information contained in a report on Schedule 13G filed with the SEC on February 14, 2008 which indicates sole voting and investment power as to the shares

(6)	.Represents 5,925,668 shares of common stock and 45,000 unvested shares of restricted common stock.

(7)	Represents 5,828,968 shares of common stock and 45,000 unvested shares of restricted common stock.

(8)
Based on information contained in a report on Schedule 13G filed with the SEC on February 14, 2008: The address of S.A.C. Capital Advisors, LLC, 72 Cummings Point Road, Stamford, CT 06902. Pursuant to investment agreements, each of S.A.C. Capital Advisors LLC (“SAC Capital Advisors”) and S.A.C. Capital Management LLC (“SAC Capital Management”) share all investment and voting power with respect to the securities held by SAC Capital Associates LLC (SAC Associates”). Steven A. Cohen controls each of SAC Capital Advisors and SAC Capital Management. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, each of SAC Capital Advisors, SAC Capital Management and Mr. Cohen may be deemed to own beneficially 5,480,000 shares. Each of SAC Capital Advisors, SAC Capital Management and Mr. Cohen disclaim beneficial ownership of any of the securities described in this footnote.

(9)	Represents 10,000 shares of common stock, 252,862 unvested shares of restricted common stock and 333,334 options exercisable within 60 days of March 7, 2008.

(10)	Represents 33,784 shares of common stock and 285,000 options exercisable within 60 days of March 7, 2008.

(11)	Represents 23,115 shares of common stock and 272,500 options exercisable within 60 days of March 7, 2008.

(12)	Represents 18,581 shares of common stock and 260,000 options exercisable within 60 days of March 7, 2008.

(13)	Represents 115,227 shares of common stock and 255,000 options exercisable within 60 days of March 7, 2008.

(14)	Represents 185,000 options exercisable within 60 days of March 7, 2008.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table details information regarding our existing equity compensation plans as of December 31, 2007.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,086,036	$6.57	9,442,444
Equity compensation plans not approved by security holders	1,026,000	$5.57	-
Total	5,112,036	$6.37	9,442,444

In January 2008, under the Independent Directors Compensation Program, the members of the Board of Directors received stock grants of 97,129 shares of common stock and options to purchase 40,000 shares of common stock.

The following is a description of our stock option plans and stock incentive plan. Prior to the Merger, Applied Energetics did not have any stock option plans.

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

The purpose of the 1991 Plan is to encourage stock ownership by certain of our directors, officers and employees and certain other persons instrumental to our success and give them a greater personal interest in our success. The 1991 Plan is administered by the Board of Directors. The Board, within the limitations of the 1991 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights in Applied Energetics Inc. are to be imposed on shares subject to options.

ISOs granted under the 1991 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of Applied Energetics Inc.). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all of our stock option plans and those of any related corporation) may not exceed $100,000. NQOs granted under the 1991 Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Options granted under the 1991 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of our voting stock).

We have adopted a Non-Employee Director Stock Option Plan (the "Director Plan"). Only non-employee directors of Applied Energetics Inc. are eligible to receive grants under the Director Plan. The Director Plan provided that eligible directors automatically receive a grant of options to purchase 5,000 shares of common stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, of 5,000 options at fair market value. Options to purchase an aggregate of up to 100,000 shares of Common Stock are available for automatic grants under the Director Plan. No additional grants shall be made under the Director Plan.

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

We have adopted a 2004 Stock Incentive Plan (“2004 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 3,000,000 shares of common stock have been reserved for distribution pursuant to the 2004 Plan. On June 28, 2005, the stockholders approved an amendment to the 2004 Plan to (i) increase the number of shares of the company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of common stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares. As of December 31, 2007, 2006, 2005 and 2004, options to purchase 3,976,661, 3,953,848, 1,598,281 and 630,425 shares, respectively, were outstanding under this plan. Additionally, as of December 31, 2007, there were 383,000 unvested restricted stock units outstanding under this plan.

We have adopted a 2007 Stock Incentive Plan (“2007 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based awards. A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan provided, however, that the maximum number of Shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan. As of December 31, 2007, 901,800 restricted stock grants have been awarded from this plan.

We have, from time to time, also granted non-plan options and other equity-based awards to certain officers, directors, employees and consultants. During 2007, we awarded an aggregate of 117,000 restricted stock units outside of our existing plans in connection with the inducement of employment of an individual in accordance with Nasdaq Marketplace Rule 4350 (i)(1)(A)(iv).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE:

TRANSACTIONS WITH RELATED PARTIES

On February 6, 2008, we entered into a purchase agreement to purchase from Columbia Tucson, LLC (“CT”) the property located at 3590 East Columbia Street, Tucson, Arizona, which we previously leased from CT (the “Property”). The purchase price of the Property was approximately $2.2 million. Joseph Hayden and Steven McCahon, executive officers, Robert Howard and Thomas Dearmin, principal stockholders and former executive officers and directors, another former executive officer and certain family members of Mr. Howard own all of the membership interests of CT. During 2007 and 2008, we paid rent of approximately $336,000 and $39,000, respectively to CT for the use of this facility.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

Pursuant to our Code of Business Conduct, all officers and directors of the company who have, or whose immediate family members have, any direct or indirect financial or other participation in any business that supplies goods or services to Applied Energetics, are required to notify our Compliance Officer, who will review the proposed transaction and notify the Audit Committee of our Board of Directors for review and action as it sees fit, including, if necessary, approval by our Board of Directors.

DIRECTOR INDEPENDENCE

The Board has determined that Messrs. Hurley, Farley, Harlan, and McDivitt meet the director independence requirements of the Marketplace Rules of the Association of Securities Dealers, Inc. applicable to NASDAQ listed companies. The Board of Directors has designated David Hurley as our Lead Independent Director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to the company by BDO Seidman, LLP for professional services rendered for the years ended December 31, 2007 and 2006:

	2007	2006
Audit Fees	$531,540	$541,340
Tax Fees	$10,875	$14,850

Fees for audit services include fees associated with the annual audit of the company and its subsidiaries, the review of our quarterly reports on Form 10-Q and the internal control evaluation under Section 404 of the Sarbanes-Oxley Act of 2002. Audit fees also include review of private placements, registration statements and offering documents in 2006. Tax fees include tax compliance, tax advice and tax planning related to federal and state tax matters.

PRE-APPROVAL POLICIES AND PROCEDURES

Consistent with the SEC requirements regarding auditor independence, our Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. Under the policy, the Audit Committee must approve non-audit services prior to the commencement of the specified service. Our independent registered public accounting firm, BDO Seidman, LLP, have verified, and will verify annually, to our Audit Committee that they have not performed, and will not perform any prohibited non-audit service.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

The following documents are filed or incorporated by reference as part of this report:

(a)	(1)	Financial Statements of Applied Energetics, Inc. are filed as part of this report on page F-1 following the signatures.

(2)	Schedule II – Valuation and Qualifying Analysis.

APPLIED ENERGETICS, INC.
Schedule II – Valuation and Qualifying Accounts
For the years ended December 31, 2007, 2006 and 2005

Allowance for Doubtful Accounts
	2007	2006	2005
Balance at beginning of year	$6,277	$38,847	$17,432
Addition to bad debt provision	-	59,088	34,565
Deductions	(6,277)	(91,658)	(13,150)
Balance at end of year	$-	$6,277	$38,847

Aggregate Product Warranty Liability
	2007	2006	2005
Balance at beginning of year	$-	$-	$40,000
Addition to warranty reserve	-	-	-
Payments and expenses incurred under warranties	-	-	(16,500)
Change for accruals related to preexisting warranties	-	-	(23,500)
Balance at end of year	$-	$-	$-

Reserve For Loss on Projects
	2007	2006	2005
Balance at beginning of year	$415,318	$-	$-
Addition to loss on projects provision	1,387,529	433,979	29,469
Write offs	(436,637)	(18,661)	(29,469)
Balance at end of year	$1,366,210	$415,318	$-

1.	Exhibits:

EXHIBIT NUMBER	DESCRIPTION
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

3.5
Certificate of Ownership and Merger of Applied Energetics, Inc. into Ionatron, Inc. (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on February 20, 2008).

3.6	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the Quarter ended June 30, 2007.

4.1	Form of certificate evidencing Common Stock, $.001 par value, of the Registrant.

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

10.1	1991 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (Registration No. 33-45428).

10.2	1995 Stock Option Plan, as amended (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the fiscal year ended June 30, 1999).

10.4	1997 Stock Option Plan, as amended (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the fiscal year ended June 30, 1999).

EXHIBIT NUMBER	DESCRIPTION

10.5	1999 Stock Option Plan (incorporated by reference to Exhibit A filed with the Registrant’s Proxy Statement dated May 14, 1999 filed on Schedule 14A).

10.6	2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on May 25, 2005).

10.7
Tenant Use Contract between the company and Mason Technology Inc. dated July 14, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.8	Purchase agreement dated as of February 6, 2008, by and between Columbia Tucson, LLC (seller) and the Registrant (buyer).

10.9
Form of 2004 Stock Incentive Plan Non-Qualifying Stock Option Agreement for Directors (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended June 30, 2005).

10.10
Employment Agreement dated August 18, 2006 between the Registrant and Dana A. Marshall (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006).

10.11	2007 Stock Incentive Plan (as amended).

10.12
Employment Agreement dated October 26, 2007 between the Registrant and Kenneth M. Wallace (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 26, 2007).

10.13
Amendment No.1 to Employment Agreement dated August 18, 2006 between the Registrant and Dana A, Marshall (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 26, 2007).

21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)

23	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Compensation Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)

99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)

99.3	Audit Committee Charter (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 9, 2007)

99.4	March 12, 2008 press release

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March 2008.

APPLIED ENERGETICS, INC.

By	/s/ Dana A. Marshall
Dana A. Marshall
Chairman, Chief Executive Officer, President
and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of March, 2008 by the following persons on behalf of the registrant and in the capacity indicated.

Name	Title

/s/ Dana A. Marshall	Chairman, Chief Executive Officer,
Dana A. Marshall	President and Assistant Secretary

/s/ Kenneth M. Wallace	Chief Financial Officer, Principal Accounting Officer
Kenneth M. Wallace	and Secretary

/s/ David C. Hurley	Director
David C. Hurley

/s/ George P. Farley	Director
George P. Farley

/s/ James K. Harlan	Director
James K. Harlan

/s/ James A. McDivitt	Director
James A. McDivitt

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Applied Energetics, Inc.
Tucson, Arizona

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. (formerly Ionatron, Inc.) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Energetics, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Energetics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Phoenix, Arizona
March 10, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Applied Energetics, Inc.
Tucson, Arizona

We have audited Applied Energetics, Inc.’s (formerly Ionatron, Inc.) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Applied Energetics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Applied Energetics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Energetics, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, cash flows, and financial statement schedule for each of the three years in the period ended December 31, 2007 and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Phoenix, Arizona
March 10, 2008

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31 ,
	2007	2006	2005

Revenue	$12,403,628	$10,029,755	$18,875,928
Cost of revenue	14,473,935	11,305,966	17,757,305

Gross profit (loss)	(2,070,307)	(1,276,211)	1,118,623

Operating expenses:
General and administrative	11,442,279	10,778,479	3,613,151
Selling and marketing	368,706	643,384	525,067
Research and development	1,197,792	3,571,262	1,266,382
Impairment of assets	-	2,090,884	-
Total operating expenses	13,008,777	17,084,009	5,404,600

Operating loss	(15,079,084)	(18,360,220)	(4,285,977)

Other income (expense)
Interest expense	(2,838)	(13,001)	(227,106)
Interest income	1,410,303	812,311	111,760
Other income	7,847	544	815,134
Total other income	1,415,312	799,854	699,788

Loss before provision for income taxes	(13,663,772)	(17,560,366)	(3,586,189)

Provision (benefit) for income taxes	-	(46,488)	38,414

Net Loss	(13,663,772)	(17,513,878)	(3,624,603)

Preferred stock dividend	(1,180,419)	(1,200,476)	(215,936)

Net loss attributable to common stockholders	$(14,844,191)	$(18,714,354)	$(3,840,539)

Net loss attributed to common stockholders per common share – basic and diluted	$(0.19)	$(0.25)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	78,931,255	74,933,913	71,334,830

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31 ,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$14,981,192	$22,123,792
Accounts receivable - net	3,264,968	640,082
Securities available for sale	-	8,500,000
Inventory	1,468,391	2,832,752
Prepaid expenses	445,832	639,728
Other receivables	59,983	2,918
Total current assets	20,220,366	34,739,272
Securities available for sale	7,500,000	-
Property and equipment - net	1,600,887	2,205,278
Intangible assets - net	86,100	135,300
Other assets	59,517	72,776
TOTAL ASSETS	$29,466,870	$37,152,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,148,266	$570,572
Accrued expenses	214,053	330,938
Accrued compensation	1,060,603	818,779
Accrued professional fees payable	302,536	307,987
Customer deposits	936,373	284,279
Current portion of capital lease obligations	13,937	46,974
Total current liabilities	3,675,768	2,359,529
Capital lease obligation	2,028	30,536
Deferred rent	125,814	112,641
Total liabilities	3,803,610	2,502,706
Commitments and contingencies
Stockholders’ equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 690,000 shares issued and outstanding at December 31, 2007 and December 31, 2006 (Liquidation preference $17,249,000)	690	690
Common stock, $.001 par value, 125,000,000 shares authorized; 80,244,617 shares issued and outstanding at December 31, 2007; 78,171,267 shares issued and outstanding at December 31, 2006	80,245	78,171
Additional paid-in capital	66,344,066	60,488,633
Accumulated deficit	(40,761,741)	(25,917,574)
Total stockholders’ equity	25,663,260	34,649,920
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,466,870	$37,152,626

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional Paid-		Total
	Preferred Stock		Common Stock		in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2004	-	$-	70,846,204	$70,846	$10,406,776	$(3,261,005)	$7,216,617

Exercise of stock options and warrants	-	-	1,139,907	1,140	829,860	-	831,000
Options issued for services performed	-	-	-	-	154,495	-	154,495
Sale of Series A Preferred Stock net of offering costs	720,000	720	-	-	16,578,473	-	16,579,193
Shares issued for services performed	-	-	10,000	10	75,190	-	75,200
Net loss for the year ended December 31, 2005	-	-	-	-	-	(3,624,603)	(3,624,603)
Balance as of December 31, 2005	720,000	720	71,996,111	71,996	28,044,794	(6,885,608)	21,231,902

Exercise of stock options and warrants	-	-	1,276,833	1,277	2,463,610	-	2,464,887
Options and warrants issued for services performed	-	-	-	-	241,671	-	241,671
Stock-based compensation expense	-	-	-	-	3,276,588	-	3,276,588
Preferred stock converted into common stock	(30,000)	(30)	62,500	63	(33)	-	-
Preferred stock dividends paid in 2006	-	-	160,079	160	1,222,810	(1,222,970)	-
Preferred stock dividend paid February 1, 2007	-	-	59,417	59	295,059	(295,118)	-
Sale of common stock and warrants net of offering costs	-	-	4,616,327	4,616	24,944,134	-	24,948,750
Net loss for the year ended December 31, 2006	-	-	-	-	-	(17,513,878)	(17,513,878)
Balance as of December 31, 2006	690,000	690	78,171,267	78,171	60,488,633	(25,917,574)	34,649,920

Exercise of stock options and warrants	-	-	806,045	806	113,031	-	113,837
Stock issued under equity incentive plans	-	-	941,950	943	(943)	-	-
Stock-based compensation expense	-	-	-	-	4,563,275	-	4,563,275
Preferred stock dividends paid in 2007	-	-	216,158	216	885,099	(885,315)	-
Preferred stock dividend paid February 1, 2008	-	-	109,197	109	294,971	(295,080)	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	(13,663,772)	(13,663,772)
Balance as of December 31, 2007	690,000	$690	80,244,617	$80,245	$66,344,066	$(40,761,741)	$25,663,260

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,663,772)	$(17,513,878)	$(3,624,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,004,728	947,734	965,635
Loss on equipment disposal	76,767	9,894	48,726
Deferred income tax	-	(47,991)	38,414
Provision for bad debts	-	59,088	-
Provision for losses on projects	1,387,529	433,979	-
Asset impairment charges	-	2,090,884	-
Noncash stock based compensation expense	4,563,275	3,518,259	185,828
Changes in assets and liabilities:
Accounts receivable	(2,624,886)	4,668,521	(870,341)
Other receivable	(57,065)	17,167	10,318
Inventory	(23,168)	(2,344,735)	(1,007,366)
Prepaid expenses	193,896	(153,250)	(60,216)
Deposits	13,259	(22,327)	(28,225)
Accounts payable	577,694	(427,017)	(641,429)
Billings in excess of costs	-	(84,208)	58,513
Accrued expenses, deposits and deferred rent	784,755	663,390	350,167
Net cash used in operating activities	(7,766,988)	(8,184,490)	(4,574,579)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(445,084)	(941,099)	(1,139,571)
Proceeds from sale of available-for-sale marketable securities	1,000,000	4,000,000	1,000,000
Purchases of available-for-sale marketable securities	-	(500,000)	(12,000,000)
Proceeds from disposal of equipment	17,180	6,747	-
Net cash provided by (used in) investing activities	572,096	2,565,648	(12,139,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to stockholder	-	-	100,000
Proceeds from issuance of common stock, net of costs incurred	-	24,948,750	-
Proceeds from issuance of preferred stock, net of costs incurred	-	-	16,579,193
Repayment on note payable to stockholder	-	-	(2,900,000)
Principal payments on capital lease obligation	(61,545)	(42,251)	(20,574)
Proceeds from the exercise of stock options and warrants	113,837	2,464,887	831,000
Net cash provided by financing activities	52,292	27,371,386	14,589,619
Net increase (decrease) in cash and cash equivalents	(7,142,600)	21,752,544	(2,124,531)
Cash and cash equivalents, beginning of period	22,123,792	371,248	2,495,779

Cash and cash equivalents, end of period	$14,981,192	$22,123,792	$371,248

See non-cash investing and financing activities at Note 14

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION OF BUSINESS AND BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. (“North Star”) (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation.

NATURE OF BUSINESS AND SUMMARY OF OPERATIONS:

The company is a developer and manufacturer of applied energy systems, primarily for military applications, utilizing our proprietary knowledge of high performance lasers, high voltage electronics, advanced adaptive optics and atmospheric and plasma energy interactions. Applied Energetics applies these technologies to deliver innovative solutions to urgent military missions, including neutralizing improvised explosive devices (“IEDs”), neutralizing vehicle-borne IEDs (i.e. car bombs), and non-lethal methods for vehicle stopping, among other high priority missions of U.S. and allied military forces. Additionally, Applied Energetics develops and manufactures high voltage and laser products for government and commercial customers for a range of applications. In February 2008 we changed our name to Applied Energetics, Inc.

In January 2007, we consolidated the North Star operations into Applied Energetics’ to more effectively utilize the shared workforce of the two operations. As a result of this consolidation, for 2007 we have also collapsed the reporting segments of Applied Energetics and North Star into one segment for financial reporting purposes since North Star no longer meets the definition of a segment under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, Management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, the valuation of inventory, other indefinite lived assets and stock-based compensation expense.

REVENUE RECOGNITION:

Revenue under long-term Government contracts is recorded under the percentage of completion method. Revenue, billable monthly, under cost plus fixed fee contracts is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, subcontractor costs and manufacturing and administrative overhead allowable under the contract. General and administrative expenses allowable under the terms of the contracts are allocated per contract depending on its direct labor and material proportion to total direct labor and material of all contracts. As contracts can extend over one or more accounting periods, revisions in earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. Gross revenue is presented as we do not generally provide an allowance for returns from our customers.

The asset caption “accounts receivable” includes costs and estimated earnings in excess of billings on uncompleted contracts, which represents revenue recognized in excess of amounts billed. Such revenue is billable under the terms of contracts at the end of the year, yet was not invoiced until the following year and is generally expected to be collected within one year.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Revenue for other products and services is recognized when such products and services are delivered or performed and, in connection with certain sales to Government agencies, when the products and services are accepted, which is normally negotiated as part of the initial contract. Revenue from commercial, non-Governmental, customers is based on fixed price contracts where the sale is recognized upon acceptance of the product or performance of the service and when payment is probable under the completed contract method of accounting. Contract costs are accumulated in the same manner as inventory costs and are charged to operations as the related revenue from contract is recognized. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period in which the facts become known. We recognized loss provisions of approximately $1.4 million and $434,000 in the years ended December 31, 2007 and 2006, respectively.

NET LOSS PER COMMON SHARE:

Basic loss per common share is computed as net loss attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the effect of common shares issuable through exercise of stock options and warrants, the vesting of restricted stock units and common shares issuable upon the conversion of convertible instruments. The dilutive effect of options, warrants, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the total of diluted shares because the effect was antidilutive, was 578,953, 1,883,222 and 2,828,770 for the years ended December 31, 2007, 2006 and 2005, respectively.

CASH AND CASH EQUIVALENTS:

Cash equivalents are investments in money market funds or securities with an initial maturity of 3-months or less.

ACCOUNTS RECEIVABLE:

Our accounts receivable balance includes contract receivables related to completed and in-progress contracts, retentions, and costs and estimated earnings on uncompleted contracts.

INVESTMENTS:

Our investments are primarily composed of auction rate securities which are tied to short-term interest rates that are periodically reset through an auction process. These investments are classified as available-for-sale and are reported at fair value. Gains and losses on auction rate securities are generally not anticipated since the reset period of seven to 35 days is short. However, should any unrealized gains or losses occur, they are recorded to stockholders’ equity, net of taxes, whereas realized gains or losses are recorded in the statement of operations. Fair value is determined following comparison to other similar investments, analysis of the underlying collateral and evaluation of general market conditions. At December 31, 2007, we reclassified our available for sale securities as long-term assets because auctions relating to those types of auction-rate securities we hold subsequently failed. Starting in 2008, auctions of our securities have been temporarily suspended.

INVENTORIES:

Inventories include material, direct labor and related manufacturing overhead and are stated at the lower-of-cost (determined on a weighted average basis) or market. Due to the nature of our inventory, we analyze inventory on an item-by-item basis for obsolescence. Lower-of-cost-or-market inventory adjustments for 2006 have been reclassified to cost of revenue to conform to our presentation for 2007.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets from 3- to 7-years. Leasehold improvements are depreciated over the life of the related lease or asset, whichever is shorter. Amortization of assets acquired under capital leases is included in depreciation and amortization expense.

Significant improvements extending the useful life of property are capitalized. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

COMPUTER SOFTWARE DEVELOPMENT COSTS:

Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs are capitalized as fixed assets and include external direct costs of material and services and payroll costs for employees devoting time to the software projects, where applicable. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Amortization is provided on a straight-line basis over the shorter of 3 years or the estimated useful life of the software. Amortization expense relative to capitalized computer software development costs was $83,498, $83,498, and $40,871 for 2007, 2006 and 2005, respectively.

VALUATION OF LONG-LIVED ASSETS INCLUDING INTANGIBLES SUBJECT TO AMORTIZATION:

We review long-lived assets, including intangible assets subject to amortization, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We assess the recoverability of such long-lived assets by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the company’s average cost of funds. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

GOODWILL AND OTHER INDEFINITE LIFE INTANGIBLE ASSETS:

We account for goodwill and other indefinite life intangible assets based on the method of accounting prescribed by the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and we previously determined that Applied Energetics and North Star represented two separate reporting units in 2006. Goodwill was allocated to our reporting units based on the reporting units that benefited from the acquired assets and liabilities. We tested goodwill and indefinite lived intangibles for impairment as of October 1, 2006. Based on this analysis, we determined that the fair values of our goodwill and North Star tradename intangible assets were below their carrying value and recorded and impairment charge of approximately $1.5 million for goodwill and $603,000 for North Star tradename as further discussed in footnote 7. In January 2007, we consolidated the North Star operations into Applied Energetics’ to more effectively utilize the shared workforce of the two operations. As a result of this consolidation, for 2007 we have also collapsed the reporting units of Applied Energetics and North Star into one segment for financial reporting purposes.

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

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of SFAS 109 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated balance sheet, results of operations or cash flows. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

STOCK-BASED COMPENSATION:

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

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

The fair value of each option is estimated at the date of grant using the Black-Scholes option valuation model. We estimate expected stock price volatility based on the mean of the historical volatility of Applied Energetics, an industry index and a representative peer group. We use historical data to estimate forfeiture rates. SFAS 123(R) requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods. We estimate expected life by analyzing the historical option exercise behavior of employees considering the effect of strike and market price on employee decision making and pertinent vesting schedules. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield for comparable periods.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

We previously accounted for our employee stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions Including Stock Compensation, an interpretation of APB Opinion 25.” Under the intrinsic value based method, compensation cost is the excess of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, compensation costs were recognized for employee stock option grants only when we granted options with a discounted exercise price.

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

The pro forma table below reflects net loss information and basic and diluted earnings per share for the following year ended December 31, 2005, as if compensation expense had been recognized for stock options as determined under the fair-value-based method prescribed by SFAS 123 using the Black-Scholes options pricing model and amortized over the vesting periods of the related options.

For the year ended
December 31, 2005
Net loss attributable to common stockholders:
As reported	$(3,840,539)

Pro forma stock compensation expense	(4,036,178)
Pro forma	$(7,876,717)

Net loss per share – basic and diluted:
As reported	$(0.05)
Pro forma	$(0.11)

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount of accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

SIGNIFICANT CONCENTRATIONS:

We maintain cash balances at a major bank and, at times, balances exceed FDIC limits. We generally do not have significant concentrations of credit risk on accounts receivable from the Government. The uncertainty in underlying financial markets may impact the value of our investments and our ability to access public markets.

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

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

COMPREHENSIVE INCOME:

We have no items of comprehensive income or expense in any of the periods presented. Accordingly, our comprehensive loss and net loss are equal for all periods presented.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for us on January 1, 2009, and we will apply prospectively to all business combinations subsequent to the effective date except for income taxes and the utilization of net operating losses previously reserved which will apply to all acquisitions and which will result in a change from crediting goodwill to crediting income.

In June 2007, the FASB ratified Emerging Issued Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which addresses accounting for advance payments for goods and services that will be used in future research and development activities. The EITF 07-3 specifies that nonrefundable advance payments for goods and services that will be used in future research and development activities that do not have an alternative future use should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. We do not believe the adoption of EITF 07-3 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to choose certain financial assets and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159; however, it is not expected to have a material impact on the company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 has a one-year deferral for non-financial assets and liabilities. We believe the adoption of SFAS No. 157 will not have a material impact on our financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE:

Our accounts receivable balance as of December 31, 2007 and 2006 included contract receivables related to completed and in progress contracts, and costs and estimated earnings on uncompleted contracts. The accounts receivable balance as of December 31, 2006 also includes a contract retention that was collected in 2007. Costs and estimated earnings on uncompleted contracts represent amounts that are billable under the terms of contracts at the end of the year, were invoiced in the following year and are generally expected to be collected within a year.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Accounts receivable consist of the following as of December 31, 2007 and 2006:

	December 31,
	2007	2006

Contracts receivable	$1,734,140	$502,243
Contract retention	-	100,000
Cost and estimated earnings on uncompleted contracts	1,530,828	44,116
	3,264,968	646,359
Less:
Allowance for doubtful accounts	-	6,277

Total	$3,264,968	$640,082

Contract receivables at December 31, 2007 are expected to be collected within a year. There are no claims or unapproved change orders included in contract receivables at December 31, 2007 and 2006. The retained balance at December 31, 2006 represents a contract reserve for which a customer had been billed. We received payment of this reserve in the fourth quarter of 2007. The allowance for doubtful accounts at December 31, 2006 represented estimates for potentially uncollectible accounts receivable related to non-Governmental customers which is based upon a review of the individual accounts outstanding and the company’s prior history of uncollectible accounts receivable.

Costs and Estimated Earnings on Uncompleted Contracts	December 31,
	2007	2006

Cost incurred on uncompleted contracts	$10,881,465	$127,622
Estimated earnings	829,764	28,902

Total billable costs and estimated earnings	11,711,229	156,524
Less:
Billings to date	10,180,401	112,408

Total	$1,530,828	$44,116

Included in accompanying balance sheet under the following captions:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$1,530,828	$44,116
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-

Total	$1,530,828	$44,116

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE:

Available-for-sale securities consist of the following as of December 31, 2007 and 2006:

	December, 31
	2007	2006
	Long-term	Current

Asset backed securities repriced monthly	$3,000,000	$3,000,000
Municipal bonds	4,500,000	4,500,000
Total debt securities	7,500,000	7,500,000

Preferred Stock	-	1,000,000
Total equity securities	-	1,000,000

Total asset available-for-sale securities	$7,500,000	$8,500,000

As of December 31, 2007 and 2006, the carrying value of available-for-sale securities approximated fair value and accordingly, there were no unrealized gains or losses relative to available-for-sale securities. Due to the current illiquidity in the market, we have reclassified these investments to long-tem assets.

At December 31, 2007, we had $7.5 million of government sponsored and government secured student-loan based investments. These securities have auction rate characteristics. The Dutch auction process resets the applicable interest rates at prescribed calendar intervals and is intended to provide liquidity to the holders of auction rate securities by matching buyers and sellers in a market context, enabling the holders to gain immediate liquidity by selling such securities at par, or rolling over their investment. If there is an imbalance between buyers and sellers, there is a risk of a failed auction. Subsequent to December 31, 2007, auctions relating to those types of auction rate securities we hold failed. Further, over the past few months, there had been an unprecedented number of auctions failures for other types of auction rate securities. An auction failure is not a default. As of December 31, 2007, our investments were carried at par value as we believe that the investments approximated fair value based upon comparable and similar successful auctions for similar student-loan backed investments that occurred in December 2007, January 2008 and February 2008. We do not currently intend to liquidate these investments at below par value or prior to a reset date. However, systemic failure of future auction rate securities particularly for auctions of securities similar to those held by us may result in an extended period of illiquidity and may lead to a substantial impairment of our investments or the realization of significant future losses at the point of liquidation. We will assess the fair value of these securities at the end of each quarter to determine whether an impairment charge may be required. As market conditions continue to evolve we may take an impairment charge in the future, which may be meaningful.

NOTE 5 – INVENTORIES:

Our inventories consist of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
Raw materials	$213,645	$1,242,146

Work-in-process	1,254,746	1,590,606

Total inventory	$1,468,391	$2,832,752

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

During 2007 and 2006, we reduced the carrying value to lower-of-cost-or-market of inventory that was not technologically current or that was directly associated with our remotely controlled vehicle development by $1.5 million and $1.2 million, respectively. These expenses were charged to cost of revenue. In addition, in 2007, we recorded a provision for loss on non-government contracts of $1.4 million primarily associated with the development of a new technology. This provision reduced work-in-process inventory and was charged to cost of revenue. During 2007 and 2006, we posted write-downs to the reserve for loss on projects for approximately $437,000 and $19,000, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT:

Property and Equipment consist of the following as of December 31, 2007 and 2006:

	December 31,
	2007	2006

Furniture and leasehold improvements	$1,036,178	$938,437

Equipment	2,717,940	2,592,228

Software	753,947	696,140

Total	4,508,065	4,226,805

Less accumulated depreciation and amortization	(2,907,178)	(2,021,527)

Net property and equipment	$1,600,887	$2,205,278

Included in property and equipment are assets under capitalized lease agreements with an aggregate cost of $70,631 and $139,601, and related accumulated amortization of $50,155 and $48,137 as of December 31, 2007 and 2006, respectively. Amortization expense for these assets was $22,709, $33,194 and $15,979 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS:

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

Intangible assets consist of the following as of December 31, 2007 and 2006:

	As of December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Intangible Assets Subject to Amortization
Patent	$34,000	$22,100	$11,900
Technological Know-How	212,000	137,800	74,200
Intangible Assets Net	$246,000	$159,900	$86,100

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

	As of December 31, 2006
	Gross
	Carrying	Impairment	Accumulated	Net Carrying
	Amount	Charge	Amortization	Amount
Intangible Assets Subject to Amortization
Patent	$34,000	$-	$15,300	$18,700
Technological Know-How	212,000	-	95,400	116,600
Subtotal	246,000	-	110,700	135,300

Intangible Assets Not Subject to Amortization
Tradename	603,000	603,000	-	-
Intangible Assets Net	$849,000	$603,000	$110,700	$135,300

Amortization expense related to amortizable intangibles was approximately $49,000, $49,000 and $77,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated amortizable life for Patents and Technological Know-How is 5 years.

For the year ended December 31, 2008	$49,200
For the year ended December 31, 2009	36,900
Total	$86,100

The change in the carrying amount of goodwill for the year ended December 31, 2006 is as follows:

Balance as of January 1, 2006	$1,487,884
Impairment losses	(1,487,884)
Balance as of December 31, 2006	$-

NOTE 8 – NOTE PAYABLE TO STOCKHOLDER:

The company’s former Chairman, and a significant stockholder, provided funds from the inception of the company through November 2005 under a revolving credit arrangement. The maximum amount outstanding under the facility was $5.3 million. After pay down of $500,000 and contribution of $2 million of the revolving credit into equity in the first quarter of 2004, the remainder of $2.8 million was incorporated into a new $3 million revolving credit arrangement with the same terms as the original revolving credit agreement. The note payable to stockholder bore interest at a variable annual rate equal to the prime rate plus two percent (2%), and was due upon demand subject to Board approval, and was collateralized by the assets of our subsidiary, Ionatron Technologies, Inc. An additional $100,000 was borrowed under the line of credit in September 2005, and the line of credit was paid in full in November 2005. Interest paid under the line of credit was approximately $213,000 for the year ended December 31, 2005.

NOTE 9 – STOCKHOLDERS’ EQUITY:

PREFERRED STOCK:

On October 18, 2005, the company's Board of Directors approved the elimination of the 10% Series A convertible Preferred Stock. No shares of 10% Preferred Stock were outstanding. The Board also authorized the issuance of up to 950,000 of the company’s Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"). On October 27, 2005 the company sold an aggregate of 720,000 shares of the Series A Redeemable Convertible Preferred Stock with a stated value of $25 per share for aggregate gross proceeds of $18,000,000 (the " 2005 Financing"). The net cash proceeds received from the 2005 Financing, after deducting placement agent fees and expenses and other expenses were approximately $16.6 million. Separately, we issued 101,667 warrants with a fair value of approximately $563,000 to the underwriters as additional compensation for this transaction. The company used a portion of the net proceeds from the 2005 Financing to repay the then outstanding $2.9 million principal amount note payable to the company's former Chairman of the Board under its revolving credit facility. During 2006, 30,000 shares of Series A Preferred Stock were converted into 62,500 shares of common stock. At December 31, 2007, 690,000 shares of the Series A Preferred Stock were outstanding.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares (the "Conversion Shares") of common stock equal to the liquidation preference (plus any accrued and unpaid dividends for periods prior to the dividend payment date immediately preceding the date of conversion by the holder) divided by the conversion price (initially $12.00 per share, subject to adjustment in the event of a stock dividend or split, reorganization, recapitalization or similar event.) If the closing sale price of the common stock is greater than 140% of the conversion price on 20 out of 30 trading days, the company may redeem the Series A Preferred Stock in whole or in part at any time commencing November 1, 2008 and continuing through October 31, 2010, upon at least 30 days' notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the shares to be redeemed, plus accrued and unpaid dividends thereon to, but excluding, the redemption date, subject to certain conditions. In addition, beginning November 1, 2010, the company may redeem the Series A Preferred Stock in whole or in part, upon at least 30 days' notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the Series A Preferred Stock to be redeemed, plus accrued and unpaid dividends thereon to, but excluding, the redemption date, under certain conditions. We have paid dividends on our Series A Preferred Stock in the form of common stock. For the payment of dividends in 2007, we issued 216,158 shares of common stock with a market value of approximately $885,000. For the payment of dividends on February 1, 2008, we issued 109,197 shares of common stock with at market value of approximately $295,000 which is reflected in our December 31, 2007 balance sheet.

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

STOCK BASED AWARDS AND WARRANTS:

At December 31, 2007, Applied Energetics has adopted an Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”) and an 2004 Stock Incentive Plan as amended (“2004 Plan”) both of which provides for the grant of any or all of the following types of awards: (1) stock options, (2) restricted stock, (3) deferred stock (4) stock appreciation rights and (5) other stock-based awards, including restricted stock units, for periods up to 10 years. Stock options granted under the plans are generally for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Options granted to employees will generally vest over two to four years. All options granted have a contractual life of 5 years from the grant date. Restricted stock granted under the plans to employees generally vest immediately and/or over a period of up to four years. Some restricted stock granted under the plans vest only upon meeting certain departmental or company-wide performance goals. Both restricted stock and options granted to non-employee directors generally vest immediately on the date of grant. We have, from time to time, also granted non-plan options to certain officers, directors and employees. Total stock-based compensation expense for grants to officers, directors, employees and consultants was approximately $4.6 million and $3.3 million for the years ended December 31, 2007 and 2006, respectively which was charged to general and administrative expense. We have a practice of issuing new stock to satisfy the exercises of stock options and the vesting of restricted stock.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

At December 31, 2007, 2006 and 2005 there were outstanding options to purchase 5.1 million, 5.6 million and 3.5 million shares, respectively, of common stock. We also had outstanding warrants to purchase 1.1 million, 1.6 million and 589,827 shares of common stock for the same respective dates. Additionally, as of December 31, 2007, there were 383,000 unvested restricted stock units outstanding. At March 18, 2004, the date of the Merger, there were outstanding options and warrants issued by USHG covering approximately 5.5 million shares of common stock, exercisable at prices ranging from $0.25 to $5.00.

On June 28, 2005, our stockholders approved an amendment to the company's 2004 Plan to (i) increase the number of shares of the company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of Common Stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares. As of December 31, 2007, 2006 and 2005, options to purchase 3,976,661, 3,953,848 and 1,598,281 shares, respectively, were outstanding under this plan. Additionally, as of December 31, 2007, there were 383,000 unvested restricted stock units outstanding under this plan.

On September 10, 2007, the stockholders of Applied Energetics approved the adoption of the company’s 2007 Plan. A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan; provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan. For the year ended December 31, 2007, 901,800 shares of restricted stock have been issued under this plan. There were 899,950 shares of unvested restricted stock outstanding as of December 31, 2007 under this plan. Grants from the 2007 Plan can be either service based, where the grant vests with the passage of time, or performance based, where the grant vests based on the attainment of a pre-defined company or departmental goal.

The fair value of Restricted Stock and Restricted Stock Units was estimated using the closing price of our Common Stock on the date of award and fully recognized upon vesting.

The fair value of option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	For the year ended December 31,
	2007	2006	2005
Weighted average fair value of grants	$1.94	$2.01	$4.89
Expected volatility	46.0% - 46.0%	38.44% - 48.61%	62.0% - 75.0%
Expected dividends	0%	0%	0%
Expected term (years)	4.0 - 4.0	1.5 - 4	5.0
Risk free rate	4.67%	4.57% - 4.96%	3.29% - 4.05%

The following table summarizes the activity of our stock options for the years ended December 31, 2006 and 2007:

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2005	3,481,615	$4.30
Granted	4,061,850	$6.83
Exercised	(1,357,635)	$2.72
Forfeited	(623,357)	$8.14

Outstanding at December 31, 2006	5,562,473	$6.10
Granted	456,500	$4.66
Exercised	(478,250)	$0.82
Forfeited	(428,687)	$7.28

Outstanding at December 31, 2007	5,112,036	$6.37

Exercisable at December 31, 2007	3,131,845	$6.14

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $2.4 million and $13.6 million, respectively. As of December 31, 2007, the aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of options outstanding as well as options exercisable was $26,703 for 61,750 options in-the-money. As of December 31, 2007, the weighted average remaining contractual life of options outstanding and options exercisable was 3.21 and 3.03 years, respectively. At December 31, 2007, there was approximately $2.8 million of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures. The cost is expected to be recognized on a weighted-average basis over a period of approximately one year. During the fourth quarter ended December 31, 2007, we changed the estimate of the number of outstanding option grants for which the requisite service is not expected to be rendered, which represents management’s best estimate based on information available resulting in a change in estimated forfeiture rate. The effect of the change increased net loss for the year ended December 31, 2007 by approximately $95,000 (less than $.01 per share).

The following table summarizes the activity of our restricted stock units and restricted stock grants for the year ended December 31, 2007:

		Weighted Average
	Shares	Fair Value

Unvested at December 31, 2006	-
Granted	1,413,800	$3.29
Vested	(42,000)	$4.12
Forfeited	(13,850)	$2.90
Unvested at December 31, 2007	1,357,950	$3.27

As of December 31, 2007, there was approximately $3.3 million of unrecognized stock-based compensation related to unvested restricted stock awards, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 2.3 years. Of the 1,357,950 restricted stock units and restricted stock grants unvested at December 31, 2007, 1,313,305 will vest based solely on the continued employment of the grantee, and 44,645 will vest on the achievement of certain named administrative and departmental objectives.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Option activity for 2005 is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding December 31, 2004	3,647,925	$2.34
Granted	1,090,400	$8.14
Exercised	(1,081,685)	$1.21
Forfeited	(175,025)	$6.35

Outstanding December 31, 2005	3,481,615	$4.30

Compensation expense recorded for shares and options delivered to non-employees for the years ended December 31, 2007, 2006 and 2005 was approximately $55,000, $286,000 and $186,000, respectively, which was charged to operating expenses with offsetting entries to additional paid-in capital or pre-paid assets.

In October 2005, we issued 101,667 warrants as compensation for agency services provided in the issuance of our Preferred Stock financing. The warrants are exercisable for a period of five (5) years at an exercise price of $12.00 per warrant share. In August 2006, as a part of our sale of 4,616,327 shares of our common stock we issued 923,272 warrants to purchase our common stock. The warrants are exercisable for a period of five (5) years at an exercise price of $9.15 per warrant share.

Warrant activity is summarized as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term
	Shares	Exercise Price	(years)

Outstanding and Exercisable at December 31, 2004	607,460	$0.63

Warrants Issued	101,667	$12.00
Warrants Exercised	(119,300)	$0.63

Outstanding and Exercisable at December 31, 2005	589,827	$2.59

Warrants Issued	989,938	$8.96
Warrants Exercised	(20,000)	$0.63

Outstanding and Exercisable at December 31, 2006	1,559,765	$6.39

Warrants Exercised	(418,160)	$0.63

Outstanding and Exercisable at December 31, 2007	1,141,605	$8.86	3.32

NOTE 10 – SIGNIFICANT CUSTOMERS:

The majority of our customers are either the Government or contractors to the Government and represent 98%, 96% and 96% of revenue for 2007, 2006 and 2005, respectively. Government sourced customers represent approximately 77% and 98% of our account receivable as of December 31, 2007 and 2006, respectively.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 11 – RETIREMENT PLANS:

We established a 401(k) plan for the benefit of our employees. Employees are eligible to contribute to their 401(K) accounts through payroll deductions. In 2007, we implemented an employer match benefit effective January 1, 2007, where we match 50% of the employees’ 401(K) contribution up to 3% of their eligible compensation. The 2007 employer match expense was approximately $135,000. In 2005 and 2006, the company did not contribute to the 401(k) plan. The assets of the plan are held by a third party trustee. Plan participants may direct the investment of their funds among one or more of the investment choices available to participants.

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

In Tucson, Arizona, we lease office, manufacturing and storage under four non-cancellable operating lease agreements. Our principal office, manufacturing, storage, and primary research and development facility was leased at an annual rental of approximately $336,000. On February 6, 2008, we entered into an agreement to purchase this property from Columbia Tucson, LLC (“CT”), which we previously leased from CT. The purchase price of the Property was approximately $2.2 million. Joseph Hayden and Steven McCahon, executive officers, Robert Howard and Thomas Dearmin, principal stockholders and former executive officers and directors, another former executive officer and certain family members of Mr. Howard own all of the membership interests of CT. During 2007, we paid $336,000 rent to CT for the use of this property. Upon completion of the purchase transaction, the lease obligations as described were terminated.

On September 16, 2005 we took possession of additional manufacturing space that has a monthly rental of approximately $5,100, which escalates to $5,311 per month effective July 2008, under a lease that expires June 30, 2009.

In February 2006, we consolidated our executive and administrative offices into one location, which is proximate to our Tucson research and development facility. Effective December 2006 we entered into a lease agreement for this property and we exercised our option to extend this lease to January 2010 with monthly rents of approximately $7,000 accelerating to approximately $7,400 in the final year of the lease.

In connection with the relocation of our North Star operations, on June 1, 2006 we commenced a 3-year non-cancellable, renewable operating lease at a monthly rent of approximately $5,500 with annual escalations. We are also responsible for certain property related costs, including insurance, utilities and property taxes.

In June 2007, we commenced a 3-year non-cancellable, renewable operating lease for office and manufacturing space, in Earth City, MO, at a monthly rent of approximately $6,000. We are also responsible for certain property related costs, including insurance, utilities and property taxes.

On October 8, 2007 the company was released of its future lease obligations at the Stennis Space Center in Mississippi. This facility was acquired on April 1, 2005.

We account for escalation provisions contained in our leases by a straight line amortization of the rent expense over the term of the leases.

The company also leases a vehicle a under non-cancelable operating lease agreement to facilitate our material purchasing activities. This lease commitment is approximately $600 per month. We are responsible for registration, licensing and insurance costs.

Rent expense was approximately $910,000, $906,000 and $733,000 for 2007, 2006 and 2005, respectively.

Future annual minimum lease payments at December 31, 2007 under these operating lease agreements are as follows:

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Years ending December 31,	Amount

2008	$668,640
2009	599,572
2010	416,747
2011	379,500
2012	332,063
Total	$2,396,522

Included in the above table is the $1,850,063 total lease commitment for our principal office, manufacturing, storage, and primary research and development facility in Tucson, AZ that was cancelled when we purchased the property facility in February 2008.

CAPITAL LEASES:

We rent office equipment under capital lease agreements with $1,203 in monthly payments.

Future annual minimum lease payments under these leases are:

Years ending December 31,	Amount

2008	$14,432
2009	2,044

Total payments	16,476
Less interest	(511)
Total principal	15,965
Less: Current portion of capital lease obligations	(13,937)
Long-term capital lease obligations	$2,028

GUARANTEES:

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2007, 2006 and 2005.

LITIGATION:

In July 2006, two class action complaints were filed by George Wood and Raymond Deedon against Applied Energetics, Inc. (formerly Ionatron, Inc.) and its founders. Each of the class actions was filed in the United States District Court for the District of Arizona and allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, claiming that we issued false and misleading statements concerning the development of its counter-IED product. The court consolidated these cases, and a consolidated amended complaint was served. We are unable to evaluate the likelihood of an unfavorable outcome in this matter or estimate the range of potential loss, if any. However, we intend to defend ourselves vigorously in these legal proceedings.

In September 2006, a derivative action was filed by John T. Johnasen in Arizona State Court, Pima County, against certain of our current and former officers and directors, alleging, among other things, breach of fiduciary duty. On February 1, 2008, the state court extended the stay of the derivative action until 30 days after the federal district court rules on our motion to dismiss the consolidated complaint in the class action described above.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings.

NOTE 13 – INCOME TAXES:

The components of the provision for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	December 31 ,
	2007	2006	2005
Current:
Federal	$-	$-	$-
State	-	-	-
Total Current	-	-	-

Deferred:
Federal	-	(39,151)	31,310
State	-	(8,840)	7,104
Total Deferred	-	(47,991)	38,414

Total provision (benefit) for income taxes	$-	$(47,991)	$38,414

The reconciliation of the difference between income taxes at the statutory rate and the income tax provision for the years ended December 31, 2007, 2006 and 2005 is as follows:

	December 31 ,
	2007	2006	2005

Computed tax at statutory rate	$(4,645,682)	$(5,970,524)	$(1,303,953)
State taxes	(923,960)	(1,107,849)	(258,004)
Change in valuation allowance	5,843,246	7,273,786	1,707,323
Credits	-	(541,376)	(183,995)
Other	(273,604)	297,972	77,043
Provision (Benefit) For Taxes	$-	$(47,991)	$38,414

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Deferred tax assets (liabilities) consist of the following:

	December 31 ,
	2007	2006
Deferred Tax Assets:
Accruals & Reserves	$1,701,836	$1,117,998
Depreciation and Amortization	296,716	(100,073)
Tax Credit Carryforwards	847,895	1,091,593
Net Operating Loss	9,722,868	15,979,092
Capital Loss Carryforwards	-	176,935
Goodwill Amortization	476,900	517,140
FAS 123R Stock Compensation NQSO	3,253,225	1,309,332
Valuation Allowance	(16,299,440)	(20,092,017)
Total Deferred Tax Assets	$-	$-

We believe that sufficient uncertainty exists regarding the future realization of our deferred tax assets and thus a full valuation allowance is required. The net change in the valuation allowance for the year ended December 31, 2007 decreased by approximately $3.8 million, which is comprised of a decrease in valuation allowance of $9.6 million associated with the adoption of FIN 48 and an increase of $5.8 million related to deferred tax assets from continuing operations.

As of December 31, 2007, we have cumulative federal and Arizona net operating loss carryforwards of approximately $57.7 million and $28.4 million, respectively, which can be used to offset future income subject to taxes. Federal net operating loss carryforwards begin to expire in 2020. Arizona net operating loss carryforwards begin to expire in 2010. Included in federal net operating loss carryforwards is approximately $27.1 million from USHG related to pre-merger losses. In addition, approximately $6.6 million of the federal net operating loss carryforwards are related to stock based compensation that will be credited to additional paid in capital when realized. Upon adoption of SFAS 123(R) we reduced our gross deferred tax assets and related valuation allowance by stock compensation related deferred tax assets. We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2007, we had cumulative unused research and development tax credits of approximately $435,000 and $413,000 which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2007, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

Utilization of our USHG pre-merger net operating loss carryforwards and tax credits is subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization.

We adopted the provisions of FIN 48 an interpretation of SFAS 109 on January 1, 2007. At the adoption date of January 1, 2007 and at December 31, 2007, we had unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at January 1, 2007	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2007	$9,635,824

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits. If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

The company considers the U.S. and Arizona to be major tax jurisdictions. As of December 31, 2007, for federal tax purposes the tax years 1998 through 2007 and for Arizona the tax years 2004 through 2007 remain open to examination. The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2007, we had no accrued interest or penalties related to our unrecognized tax benefits.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION:

	Year Ended December 31,
	2007	2006	2005
Cash Paid During the Year For:
Interest	$2,838	$13,001	$227,106
Income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities:

Equipment purchased under capitalized lease	$-	$19,854	$119,746
Fair value of warrants issued to underwriters of the Series A Preferred Stock issuance	$-	$-	$562,930
Shares consumed in cashless exercises of options and warrants	90,365	100,802	61,078

Trade-in of equipment on capitalized lease	$-	$-	$5,182

NOTE 15 – QUARTERLY OPERATING RESULTS (UNAUDITED):

Quarterly operating results for 2007 and 2006 were as follows:

	1st	2nd	3rd	4th
2007
Revenues	$2,070,610	$3,149,173	$3,608,584	$3,575,261
Gross profit (loss)	(141,299)	13,570	(2,032,981)	90,403
Operating loss	(2,740,829)	(2,612,827)	(5,509,395)	(4,216,033)
Net loss attributable to common stockholders	$(2,653,106)	$(2,546,440)	$(5,463,084)	$(4,181,561)

Weighted average number of shares outstanding, basic and diluted	78,171,872	78,741,988	79,107,767	79,684,826

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.05)

2006
Revenues	$5,074,827	$1,997,170	$1,537,314	$1,420,444
Gross profit (loss)	307,649	(242,515)	(610,742)	(730,603)
Operating loss	(3,537,872)	(4,947,751)	(3,606,745)	(6,267,852)
Net loss attributable to common stockholders	$(3,745,945)	$(5,154,120)	$(3,661,527)	$(6,152,762)

Weighted average number of shares outstanding, basic and diluted	72,174,683	73,272,731	76,084,796	78,125,274

Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.05)	$(0.08)

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

During 2007 the company elected to end the ongoing development of certain automated vehicle technologies. Therefore during the third quarter 2007, we reduced the carrying value of certain inventories connected to this counter-IED remote vehicle development. This resulted in a third-quarter 2007 inventory write-down to the lower-of-cost-or-market of $1.1 million. Additionally during the third-quarter 2007, the company disclosed a $1.1 million loss on a development contract for a new proprietary high-voltage product with a significant aerospace customer. This was increased by $ 193,000 in the fourth-quarter of 2007.

We tested goodwill and indefinite lived intangibles for impairment as of October 1, 2006. Based on this analysis, we determined that the fair values of our goodwill and the North Star tradename intangible assets were below their carrying value and in the fourth quarter of 2006 recorded impairment charges of approximately $1.5 million for goodwill and $603,000 for the North Star tradename. Additionally, we recorded in the fourth quarter of 2006 a $220,000 provision for loss on projects and a $216,000, $609,000 and $359,000 in the second, third and fourth quarter, respectively, provision for the lower-of-cost-or-market valuation reserve.