Form 10-Q
period 2008-03-31
APPLIED ENERGETICS, INC.
filed 2008-05-12
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐   Accelerated filer: ☒     Non-accelerated filer: ☐   Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 7, 2008, there were 80,587,762 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.
March 31, 2008

i

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,845,903	$14,981,192
Accounts receivable	1,849,126	3,264,968
Inventory	2,331,911	1,468,391
Prepaid expenses and deposits	336,829	445,832
Other receivables	172,816	59,983
Total current assets	15,536,585	20,220,366
Securities available for sale	7,125,000	7,500,000
Property and equipment - net	3,581,218	1,600,887
Intangible assets - net	73,800	86,100
Other assets	50,153	59,517
TOTAL ASSETS	$26,366,756	$29,466,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$584,823	$1,148,266
Accrued expenses	531,485	516,589
Accrued compensation	761,955	1,060,603
Customer deposits	824,850	936,373
Billings in excess of costs	306,509	-
Current portion of capital lease obligations	10,438	13,937
Total current liabilities	3,020,060	3,675,768
Capital lease obligations	-	2,028
Deferred rent	5,554	125,814
Total liabilities	3,025,614	3,803,610

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock, $.001 par value, 2,000,000 shares authorized and 690,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	690	690
Common stock, $.001 par value, 125,000,000 shares authorized; 80,587,755 shares issued and outstanding at March 31, 2008 and 80,244,617 shares issued and outstanding at December 31, 2007	80,588	80,245
Additional paid-in capital	67,988,176	66,344,066
Accumulated deficit	(44,353,312)	(40,761,741)
Accumulated other comprehensive loss	(375,000)	-
Total stockholders’ equity	23,341,142	25,663,260
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,366,756	$29,466,870

See accompanying notes to consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2008	2007

Revenue	$1,961,090	$2,070,610

Cost of revenue	1,740,108	2,211,909

Gross income (loss)	220,982	(141,299)

Operating expenses:
General and administrative	3,365,464	2,345,707
Selling and marketing	38,584	129,800
Research and development	361,938	124,023
Total operating expenses	3,765,986	2,599,530

Operating loss	(3,545,004)	(2,740,829)

Other (expense) income
Interest expense	(1,313)	(999)
Interest income	249,828	383,826
Other	10	12
Total other	248,525	382,839

Net loss	(3,296,479)	(2,357,990)

Preferred stock dividends	(295,091)	(295,116)

Net loss attributable to common stockholders	$(3,591,570)	$(2,653,106)

Net loss per common share - basic and diluted	$(0.04)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	80,404,613	78,171,874

See accompanying notes to consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,296,479)	$(2,357,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237,888	271,235
Loss on equipment disposal	-	3,047
Deferred rent adjustment on purchase of premises	118,594	-
Provision for losses on projects	-	248,000
Non-cash stock based compensation expense	1,349,361	1,102,985
Changes in assets and liabilities:
Accounts receivable	1,415,842	(1,869,087)
Other receivable	(112,833)	1,639
Inventory	(863,520)	(363,975)
Prepaid expenses and deposits	118,367	163,361
Accounts payable	(563,443)	224,420
Billings in excess of costs	306,509	-
Accrued expenses, deposits and deferred rent	(515,535)	(508,679)
Net cash used in operating activities	(1,805,249)	(3,085,044)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, building and equipment	(2,324,513)	(38,224)
Proceeds from disposal of equipment	-	15,280
Net cash used in investing activities	(2,324,513)	(22,944)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on capital lease obligations	(5,527)	(43,992)

Net cash used in financing activities	(5,527)	(43,992)

Net decrease in cash and cash equivalents	(4,135,289)	(3,151,980)

Cash and cash equivalents, beginning of period	14,981,192	22,123,792

Cash and cash equivalents, end of period	$10,845,903	$18,971,812

See accompanying notes to consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of March 31, 2008 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended March 31, 2008, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, Management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future, as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, estimate to forecast loss on a contract under completed contract method of accounting, the valuation of inventory, estimate to forecast expected forfeiture rate on stock-based compensation and stock-based compensation expense.

2. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Contracts receivable	1,473,681	$1,734,140
Costs and estimated earnings on uncompleted contracts	$375,445	1,530,828

Total	$1,849,126	$3,264,968

Contract receivables at March 31, 2008 and December 31, 2007 are expected to be collected within a year.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

Costs and Estimated Earnings on Uncompleted Contracts

	March 31, 2008	December 31, 2007

Costs incurred on uncompleted contracts	12,367,346	$10,881,465
Estimated earnings	940,018	829,764

Total billable costs and estimated earnings	13,307,364	11,711,229
Less:
Billings to date	13,238,428	10,180,401

Total	$68,936	$1,530,828

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$375,445	$1,530,828
Billings in excess of costs and estimated earnings on uncompleted contracts	(306,509)	-

Total	$68,936	$1,530,828

3. INVENTORY

Our inventories consist of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Raw materials	$222,311	$213,645
Work-in-process	2,109,600	1,254,746

Total	$2,331,911	$1,468,391

4. SECURITIES AVAILABLE FOR SALE

Effective the first quarter of 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplishes the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy (“Valuation Hierarchy”) for fair value measurements;

•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy are:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. See below for further discussion of the Company’s level 3 fair value measurements.

We hold investments in auction rate securities (“ARS”) in the form of asset backed securities. Interest on these securities typically resets every 28 to 35 days. The stated maturity of the securities is generally greater than 10 years and the securities are collateralized by student loans which are substantially backed by the U.S. government. Starting in the first quarter of 2008, we experienced difficulty in selling ARS due to multiple failures of the auction mechanism that provides liquidity to these investments. The securities for which auctions have failed will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. The estimated fair value of the ARS no longer approximates par value due to the lack of liquidity. We assigned a 5% discount to the par value of the ARS portfolio and recorded a temporary impairment within other comprehensive loss during the first quarter of 2008 after considering various factors, including the strong credit quality of the ARS, rate of interest received since failed auctions began, yields of securities similar to the underlying ARS, input from an independent 3rd party valuation firm, limited input from broker-dealers, and general ARS market conditions. The securities have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The valuation may be revised in future periods as market conditions evolve.

The table below includes a roll forward of our investments in ARS from December 31, 2007 to March 31, 2008:

Asset Backed Securities
Fair value December 31, 2007	$7,500,000

Unrealized losses	(375,000)

Fair value March 31, 2008	$7,125,000

Unrealized losses on securities available for sale are recorded in other comprehensive loss, a component of stockholders’ equity.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2 (“FSP 157-2”). FSP 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. We are in the process of evaluating the impact, if any, that the application of SFAS 157 to our non-financial assets will have on our financial statements.

5. PROPERTY AND EQUIPMENT

Our property and equipment consist of the following as of March 31, 2008 and December 31, 2007:

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

	March 31, 2008	December 31, 2007

Land and buildings	$2,072,215	$-

Equipment	2,814,494	2,717,940

Furniture and building improvements	1,042,915	1,036,178

Software	784,361	753,947

Total	6,713,985	4,508,065

Less accumulated depreciation and amortization	(3,132,767)	(2,907,178)

Net property and equipment	$3,581,218	$1,600,887

On February 6, 2008, we purchased our principal office, manufacturing, storage, and primary research and development facility from Columbia Tucson, LLC (“CT”), which we previously leased from CT. The purchase price of the property was approximately $2.2 million. Joseph Hayden and Stephen McCahon, executive officers, Robert Howard and Thomas Dearmin, principal stockholders and former executive officers and directors, another former executive officer and certain family members of Mr. Howard own all of the membership interests of CT.

6. STOCK-BASED COMPENSATION

Stock-Based Compensation - Employees and Directors

For the three months ended March 31, 2008 and 2007, stock-based compensation expense totaled $1.3 million and $1.1 million, respectively. There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance. During the three months ended March 31, 2008, we granted 133,911 shares of restricted stock to our employees, directors and non-employee consultants, of which 120,911 vested immediately and the remaining 13,000 may vest up to 3 years. The weighted average fair value of the restricted stock grants of $2.91 per share will be expensed over the requisite service period. Additionally, during the three months ended March 31, 2008, we granted options to purchase the aggregate of 65,000 shares of our common stock to our directors. These options have a weighted average exercise price of $2.72 and vested immediately. During the three months ended March 31, 2007, we granted options to purchase 287,500 shares of our common stock to certain employees with option exercise prices equal to the market value of our common stock on the date of grant.

The weighted average grant-date fair value of option grants was $1.40 and $1.77, per share, for the three months ended March 31, 2008 and 2007, respectively. The fair value of options granted are estimated using a Black-Scholes option pricing model that uses the following assumptions:

	Three Months Ended March 31,
	2008	2007
Expected life (years)	4 years	4 years
Dividend yield	0.0%	0.0%
Expected volatility	65.00%	46.0%
Risk free interest rates	2.82%	4.74%
Weighted average fair value of options at grant date	$2.20	$2.06

During the three months ended March 31, 2008, 343,994 shares of restricted stock vested and 9,900 shares of restricted stock forfeited, while no options were exercised and 274,500 options forfeited. As of March 31, 2008, $3.0 million and $2.2 million of total unrecognized compensation cost related to restricted stock and stock options is expected to be recognized over a weighted average period of approximately 1.5 years and 1.0 years, respectively.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

Warrants – Non-Employees

At March 31, 2008 and 2007 there were outstanding warrants to purchase 1.1 million and 1.6 million shares of common stock, respectively, which were either (i) issued in connection with the August 2007 financing, (ii) issued to outside consultants, or (iii) outstanding at the date of the merger.

7. COMPREHENSIVE LOSS

Total comprehensive loss consisted of the following:

	Three Months Ended
	March 31,
	2008	2007

Comprehensive Loss
Net loss	$(3,296,479)	$(2,357,990)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(375,000)	-

Total	$(3,671,479)	$(2,357,990)

Accumulated other comprehensive losses consisted of the following:

	March 31,	December 31,
	2008	2007

Cumulative unrealized loss on available-for-sale securities	$(375,000)	$-

Total accumulated other comprehensive loss	$(375,000)	$-

8. SIGNIFICANT CUSTOMERS

The substantial majority of our customers are either the U.S. Government or contractors to the U.S. Government and represents approximately 90% and 98% of revenues for each of the three months ended March 31, 2008 and 2007, respectively.

9. NET LOSS PER SHARE

Basic loss per share is computed as net loss attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants and common shares issuable upon the conversion of convertible instruments. Options, warrants, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the total of diluted shares because the effect was antidilutive, was 1,185,542 and 1,148,653 shares for the three months ended March 31, 2008 and 2007, respectively.

10. DIVIDENDS

Under a standing Board resolution, a 6.5% dividend was paid on May 1, 2008 to the holders of our Series A Redeemable Cumulative Preferred Stock and the dividend was paid in shares of our common stock to the holders of record on April 15, 2008. Dividends on Preferred Stock are accrued when the amount of the dividend is determined. The non-cash dividend of approximately $295,000 is reflected in our March 31, 2008 balance sheet. The recording of the dividend had no effect on our cash or total equity. Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at the discretion of the company.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Our principal office, manufacturing, storage, and primary research and development facility was leased at an annual rental of approximately $336,000. On February 6, 2008, we purchased this property from Columbia Tucson, LLC (“CT”), which we previously leased from CT. The purchase price of the property was approximately $2.2 million. Joseph Hayden and Stephen McCahon, executive officers, Robert Howard and Thomas Dearmin, principal stockholders and former executive officers and directors, another former executive officer and certain family members of Mr. Howard own all of the membership interests of CT. During 2008, we paid $39,000 rent to CT for the use of this property. Upon completion of the purchase transaction, the lease obligations as described were terminated. In Tucson, Arizona, we continue to lease office, manufacturing and storage under three other non-cancellable operating lease agreements.

LITIGATION

In July 2006, two class action complaints were filed by George Wood and Raymond Deedon against Applied Energetics, Inc. (formerly Ionatron, Inc.) and its founders. Each of the class actions was filed in the United States District Court for the District of Arizona and allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, claiming that we issued false and misleading statements concerning the development of its counter-IED product. The court consolidated these cases, and a consolidated amended complaint was served. The action has been dismissed against Joseph C. Hayden and Stephen W. McCahon with prejudice, and is proceeding against us and the remaining defendants. We are unable to evaluate the likelihood of an unfavorable outcome in this matter or estimate the range of potential loss, if any. However, we intend to defend ourselves vigorously in these legal proceedings.

In September 2006, a derivative action was filed by John T. Johnasen in Arizona State Court, Pima County, against certain of our current and former officers and directors, alleging, among other things, breach of fiduciary duty. On February 1, 2008, the state court extended the stay of the derivative action until 30 days after the federal district court rules on our motion to dismiss the consolidated complaint in the class action described above. The parties have executed a stipulation that has not yet been approved by the court pursuant to which, among other things, this action will be stayed until the federal action described above has been concluded.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated”, “estimates", "plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described Item 1A. (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2007. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 IS AS FOLLOWS:

	2008	2007
Revenue	$1,961,090	$2,070,610
Cost of revenue	1,740,108	2,211,909
General and administrative	3,365,464	2,345,707
Selling and marketing	38,584	129,800
Research and development	361,938	124,023
Other (expense) income:
Interest expense	(1,313)	(999)
Interest income	249,828	383,826
Other	10	12
Net loss	$(3,296,479)	$(2,357,990)

REVENUE

Revenue remained relative consistent with a slight decrease of approximately $110,000 for the three months ended March 31, 2008 compared to 2007 which is attributable to a reduction in revenue from Counter-IED projects of approximately $476,000 offset by increases in LGE revenue of approximately $212,000 and non-government revenue of $154,000.

COST OF REVENUE

Cost of revenue decreased approximately $472,000 compared to the three months ended March 31, 2007 primarily due to a $307,000 provision for losses on non-government projects in 2007. In addition, in 2008, costs increased in our LGE projects in line with our LGE revenues. Cost of revenue includes an allocation of general and administrative expenses and research and development costs in accordance with the terms of our contracts. The gross margin for the three months ended March 31, 2008 increased approximately $362,000 to a positive gross margin of $221,000 primarily due to the $307,000 provision for losses on non-government projects in 2007.

GENERAL AND ADMINISTRATIVE

General and administrative (“G&A”) expense increased approximately $1.0 million in the first quarter of 2008 compared to the first quarter 2007. The increase primarily consists of a reduction in comparable labor and overhead applied to cost of revenue of $327,000 and increases of $274,000 of stock-based expense, $242,000 of salaries and accrued compensation and $231,000 in benefits. These increases were partially offset by a decrease of $110,000 in rent expense resulting from the purchase of our principal office, manufacturing, storage, and primary research and development facility in February 2008 and the exit from our leased facilities at the Stennis Space Center, Mississippi in September 2007.

SELLING AND MARKETING

Selling and marketing expenses decreased approximately $91,000 for the quarter ended March 31, 2008 from the same period in 2007 reflecting reduced payroll costs and professional fees.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses increased approximately $238,000 during the three months ended March 31, 2008 as compared to the same period in 2007 primarily due the $156,000 increase in supplies and the $89,000 increase in payroll costs charged to R&D projects as we continue to explore new technologies in counter-IED, LGE, laser and high voltage areas.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the first quarter of 2008 was lower by approximately $134,000 from the same period of 2007 primarily due to the lower balance of invested funds and lower interest rates on our investments in 2008.

NET LOSS

Our operations for the three months ended March 31, 2008 resulted in a net loss of approximately $3.3 million, an increase of approximately $938,000 compared to the $2.4 million loss for the same period of 2007. This increase in loss reflects increases in G&A of $1.0 million, R&D of $238,000 and a decrease of net interest income of $134,000, offset by an increase in gross margin of $362,000 and a decrease of sales and marketing of approximately $91,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had approximately $10.8 million of cash and cash equivalents and $7.1 million securities available-for-sale. Our cash position decreased during the first three months of 2008 by approximately $4.1 million. During the first three months of 2008, we used $1.8 million of cash in operating activities. This amount is comprised primarily of our net loss of $3.3 million, an increase in inventory of $864,000 associated with our counter-IED efforts and decreases in accounts payable of $563,000 and accrued expenses, deposits and deferred rent of $516,000. Offsetting these are a decrease in accounts receivable of $1.4 million, non-cash stock-based compensation expense of $1.3 million, an increase in billings in excess of costs of $307,000 and depreciation and amortization of $238,000. During the first three months of 2008, investment activities used approximately $2.3 million primarily from the acquisition of our principal office, manufacturing, storage, and primary research and development facility and financing activities used approximately $6,000. Certain of our marketable securities are facing a temporary illiquidity as the underlying auction markets have failed. It is not known when the underlying auction markets will regain liquidity, if at all.

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

BACKLOG OF ORDERS

At March 31, 2008, we had a backlog (work load remaining on signed contracts) of approximately $4.9 million to be completed within the next twelve months. The backlog does not include proposals and contracts under negotiation at March 31, 2008.

In April 2008, we obtained a $4.5 million Sole Source Contract from the U.S. Army’s Research, Development and Engineering Command (ARDEC - Picatinny, NJ) for the development and advancement of the company’s Laser Guided Energy technology.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended March 31, 2008, there was no significant change in our internal controls over financial reporting that has materially affected, or which is reasonably likely to materially affect our internal controls over financial reporting.

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

APPLIED ENERGETICS, INC.

By	/s/ Dana A, Marshall
Dana A. Marshall
Chief Executive Officer and President

Date: May 9, 2008