Form 10-Q
period 2008-06-30
APPLIED ENERGETICS, INC.
filed 2008-08-11
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 7, 2008, there were 80,622,710 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.
June 30, 2008

i

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,021,845	$14,981,192
Accounts receivable	5,330,634	3,264,968
Inventory	1,991,403	1,468,391
Prepaid expenses and deposits	231,142	445,832
Other receivables	126,931	59,983
Total current assets	15,701,955	20,220,366
Securities available for sale	7,125,000	7,500,000
Property and equipment - net	3,528,310	1,600,887
Intangible assets - net	61,500	86,100
Other assets	50,153	59,517
TOTAL ASSETS	$26,466,918	$29,466,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$589,233	$1,148,266
Accrued expenses	661,145	516,589
Accrued compensation	706,814	1,060,603
Customer deposits	824,850	936,373
Billings in excess of costs	197,455	-
Current portion of capital lease obligations	6,916	13,937
Total current liabilities	2,986,413	3,675,768
Capital lease obligations	-	2,028
Deferred rent	5,787	125,814
Total liabilities	2,992,200	3,803,610

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock, $.001 par value, 2,000,000 shares authorized; 678,000 shares issued and outstanding at June 30, 2008 and 690,000 shares issued and outstanding at December 31, 2007	678	690
Common stock, $.001 par value, 125,000,000 shares authorized; 80,622,710 shares issued and outstanding at June 30, 2008 and 80,244,617 shares issued and outstanding at December 31, 2007	80,623	80,245
Additional paid-in capital	68,941,062	66,344,066
Accumulated deficit	(45,172,645)	(40,761,741)
Accumulated other comprehensive loss	(375,000)	-
Total stockholders’ equity	23,474,718	25,663,260
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,466,918	$29,466,870

See accompanying notes to consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,
	2008	2007

Revenue	$5,677,998	$3,149,173

Cost of revenue	5,189,454	3,135,603

Gross profit	488,544	13,570

Operating expenses:
General and administrative	1,157,277	2,317,578
Selling and marketing	72,854	125,015
Research and development	243,272	183,804
Total operating expenses	1,473,403	2,626,397

Operating loss	(984,859)	(2,612,827)

Other (expense) income
Interest expense	(239)	(489)
Interest income	165,780	354,143
Other	-	7,835
Total other	165,541	361,489

Net loss	(819,318)	(2,251,338)

Preferred stock dividends	(282,220)	(295,105)

Net loss attributable to common stockholders	$(1,101,538)	$(2,546,443)

Net loss per common share – basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	80,594,626	78,741,988

See accompanying notes to consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30,
	2008	2007

Revenue	$7,639,088	$5,219,783

Cost of revenue	6,929,562	5,347,512

Gross profit (loss)	709,526	(127,729)

Operating expenses:
General and administrative	4,522,741	4,663,285
Selling and marketing	111,438	254,815
Research and development	605,210	307,827
Total operating expenses	5,239,389	5,225,927

Operating loss	(4,529,863)	(5,353,656)

Other (expense) income
Interest expense	(1,552)	(1,488)
Interest income	415,608	737,969
Other	10	7,847
Total other	414,066	744,328

Net loss	(4,115,797)	(4,609,328)

Preferred stock dividends	(577,311)	(590,221)

Net loss attributable to common stockholders	$(4,693,108)	$(5,199,549)

Net loss per common share – basic and diluted	$(0.06)	$(0.07)

Weighted average number of shares outstanding, basic and diluted	80,499,620	78,458,508

See accompanying notes to consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,115,797)	$(4,609,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	480,206	541,706
Loss on equipment disposal	-	4,504
Deferred rent adjustment on purchase of premises	118,594	-
Provision for losses on projects	-	286,247
Non-cash stock based compensation expense	2,302,255	1,785,297
Changes in assets and liabilities:
Accounts receivable	(2,065,666)	(493,896)
Other receivable	(66,948)	(1,647)
Inventory	(523,012)	(1,490,016)
Prepaid expenses and deposits	224,054	385,521
Accounts payable	(559,033)	236,408
Billings in excess of costs	197,455	-
Accrued expenses, deposits and deferred rent	(440,783)	(495,574)
Net cash used in operating activities	(4,448,675)	(3,850,778)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, building and equipment	(2,501,623)	(136,849)
Proceeds from disposal of equipment	-	17,180
Net cash used in investing activities	(2,501,623)	(119,669)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on capital lease obligations	(9,049)	(49,755)
Net cash used in financing activities	(9,049)	(49,755)

Net decrease in cash and cash equivalents	(6,959,347)	(4,020,202)

Cash and cash equivalents, beginning of period	14,981,192	22,123,792

Cash and cash equivalents, end of period	$8,021,845	$18,103,590

See supplemental cash flow information at note 12

See accompanying notes to consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

1.  BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of June 30, 2008 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended June 30, 2008, may not be indicative of the results for the entire year. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”), requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, Management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future, as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, estimate to forecast loss on a contract under completed contract method of accounting, the valuation of inventory, estimate to forecast expected forfeiture rate on stock-based compensation and stock-based compensation expense.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Statement of Financial Accounting Standard (‘SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of the standard is not expected to have a significant impact on the Corporation’s consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following as of June 30, 2008 and December 31, 2007:
	June 30, 2008	December 31, 2007

Contracts receivable	$3,727,198	$1,734,140
Costs and estimated earnings on uncompleted contracts	1,603,436	1,530,828

Total	$5,330,634	$3,264,968

Contract receivables at June 30, 2008 and December 31, 2007 are expected to be collected within a year. Of the $5.3 million of accounts receivable at June 30, 2008, $3.2 million was collected in July 2008.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
Costs and Estimated Earnings on Uncompleted Contracts

	June 30, 2008	December 31, 2007

Costs incurred on uncompleted contracts	$17,409,179	$10,881,465
Estimated earnings	1,335,928	829,764

Total billable costs and estimated earnings	18,745,107	11,711,229
Less:
Billings to date	17,339,126	10,180,401

Total	$1,405,981	$1,530,828

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable
	$1,603,436	$1,530,828
Billings in excess of costs and estimated earnings on uncompleted contracts	(197,455)	-

Total	$1,405,981	$1,530,828

3. INVENTORY

Our inventories consist of the following as of June 30, 2008 and December 31, 2007:
	June 30, 2008	December 31, 2007
Raw materials	$369,270	$213,645
Work-in-process	1,622,133	1,254,746

Total	$1,991,403	$1,468,391

The increase in inventory is primarily attributable to costs associated with non-governmental contracts not yet complete.

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
June 30, 2008
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

We hold investments in auction rate securities (“ARS”) in the form of asset backed securities. Interest on these securities are designed to reset every 28 to 35 days. The stated maturity of the securities is generally greater than 10 years and the securities are collateralized by student loans which are substantially backed by the U.S. government. Starting in the first quarter of 2008, we experienced difficulty in selling our ARS due to multiple failures of the auction mechanism that provides liquidity to these type investments. The securities for which auctions have failed will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. The estimated fair value of the ARS no longer approximates par value due to the lack of liquidity. We engaged a 3rd party expert valuation firm to provide guidance and following receipt of their assessments assigned a 5% discount to the par value of our ARS portfolio. This discount was recorded as a temporary impairment within other comprehensive loss during the first quarter of 2008 after considering various factors, including the strong credit quality of the ARS, rate of interest received since failed auctions began, yields of securities similar to the underlying ARS, input from an independent 3rd party valuation firm, input from broker-dealers, and general ARS market conditions. The securities have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. We perform an evaluation of these securities on a quarterly basis. The valuation may be revised in future periods as market conditions evolve.

The table below includes a roll forward of our investments in ARS from December 31, 2007 to June 30, 2008:
Asset Backed Securities
Fair value December 31, 2007	$7,500,000

Unrealized losses - 1st quarter 2008	(375,000)

Fair value June 30, 2008	$7,125,000

Unrealized losses on securities available for sale are recorded in other comprehensive loss, a component of stockholders’ equity. Subsequent to June 30, 2008, we sold $100,000 of these securities at par.

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

5. PROPERTY AND EQUIPMENT

Our property and equipment consist of the following as of June 30, 2008 and December 31, 2007:

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
	June 30, 2008	December 31, 2007

Land and buildings	$2,072,215	$-

Equipment	2,971,079	2,717,940

Furniture and building improvements	1,061,698	1,036,178

Software	784,361	753,947

Total	6,889,353	4,508,065

Less accumulated depreciation and amortization	(3,361,043)	(2,907,178)

Net property and equipment	$3,528,310	$1,600,887

On February 6, 2008, we purchased our principal office, manufacturing, storage, and primary research and development facility from Columbia Tucson, LLC (“CT”), which we previously leased from CT, which is reflected in the June 30, 2008 balance in land and buildings and the increase in accumulated depreciation and amortization. The purchase price of the property was approximately $2.2 million. Joseph Hayden and Stephen McCahon, executive officers, Robert Howard and Thomas Dearmin, principal stockholders and former executive officers and directors, another former executive officer and certain family members of Mr. Howard owned all of the membership interests of CT.

6. STOCK-BASED COMPENSATION

Stock-Based Compensation – Employees and Directors

For the three months ended June 30, 2008 and 2007, stock-based compensation expense totaled $953,000 and $682,000, respectively. For the six months ended June 30, 2008 and 2007, stock-based compensation expense totaled $2.3 million and $1.8 million, respectively. There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance. During the six months ended June 30, 2008, we granted 157,434 shares of restricted stock to our employees, directors and non-employee consultants, of which 143,434 vested immediately and the remaining 14,000 vests up to 3 years. The weighted average fair value of the restricted stock grants of $2.80 per share are being expensed over the requisite service period. Additionally, during the six months ended June 30, 2008, we granted options to purchase an aggregate of 75,000 shares of our common stock to our directors. These director options have a weighted average exercise price of $2.65 and vested immediately. During the six months ended June 30, 2007, we granted options to purchase 456,500 shares of our common stock to certain employees with option exercise prices equal to the market value of our common stock on the date of grant.

The weighted average grant-date fair value of option grants was $1.36 and $1.77, per share, for the six months ended June 30, 2008 and 2007, respectively. The fair value of options granted are estimated using a Black-Scholes option pricing model that uses the following assumptions:
	Six Months Ended June 30,
	2008	2007
Expected life (years)	4 years	4 years
Dividend yield	0.0%	0.0%
Expected volatility	65.0%	46.0%
Risk free interest rates	2.4%	4.7%
Weighted average fair value of options at grant date	$2.20	$2.23

During the six months ended June 30, 2008, 366,517 shares of restricted stock vested and 9,900 shares of restricted stock were forfeited, and no options were exercised and 274,500 options were forfeited. As of June 30, 2008, $2.6 million and $1.6 million of total unrecognized compensation cost related to restricted stock and stock options is expected to be recognized over a weighted average period of approximately 1.3 years and 1.0 years, respectively.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Warrants – Non-Employees

At June 30, 2008 and 2007 there were outstanding warrants to purchase approximately 1.1 million and 1.6 million shares of common stock, respectively, which were either (i) issued in connection with the August 2007 financing, (ii) issued to outside consultants, or (iii) outstanding prior to our reverse merger in March 2004.

7. COMPREHENSIVE LOSS

Total comprehensive loss consisted of the following:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Comprehensive Loss
Net loss	$(819,318)	$(2,251,338)	$(4,115,797)	$(4,609,328)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	-	(375,000)	-

Total	$(819,318)	$(2,251,338)	$(4,490,797)	$(4,609,328)

Accumulated other comprehensive losses consisted of the following:
	June 30, 2008	December 31, 2007

Cumulative unrealized loss on available-for-sale securities	$(375,000)	$-

Total accumulated other comprehensive loss	$(375,000)	$-

8. SIGNIFICANT CUSTOMERS

Approximately 96% of revenues for both the three months ended June 30, 2008 and 2007, and 94% and 96% of revenues for the six months ended June 30, 2008 and 2007, respectively, are generated from either the U.S. Government or contractors to the U.S. Government. The balance of our revenues are with significant customers within the aerospace, high-voltage and technology industries.

9. NET LOSS PER SHARE

Basic loss per share is computed as net loss attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants, vesting of restricted stock and conversion of preferred stock. The calculation of diluted shares does not include options, warrants, restricted stock units and our 6.5% Series A Convertible Preferred Stock, due to the antidilutive effect of 1,181,740 and 386,222 shares for the three months ended June 30, 2008 and 2007, respectively, and 1,177,766 and 383,890 shares for the six months ended June 30, 2008 and 2007, respectively.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

10.DIVIDENDS

As of July 15, 2008, we had 678,000 shares outstanding of our 6.5% Series A Convertible Preferred Stock. A dividend was declared and paid on August 1, 2008 to the holders of record as of July 15, 2008. The Board has a standing resolution to pay this dividend in common stock. However, in July 2008, the board resolved to pay the August 1, 2008 dividend in cash.

Dividends on Preferred Stock are accrued when the amount and kind of the dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock, at the discretion of the company.

11. COMMITMENTS AND CONTINGENCIES

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

In September 2006, a derivative action was filed by John T. Johnasen in Arizona State Court, Pima County, against certain of our current and former officers and directors, alleging, among other things, breach of fiduciary duty. On April 30, 2008, the state court continued a stay of the derivative action until 30 days notice from any party or until further court order terminating the stay.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings.

12. SUPPLEMENTAL CASH FLOW INFORMATION

During the quarter ended June 30, 2008, at the request of a preferred stock holder pursuant to the preferred offering memorandum, we converted 12,000 shares of preferred stock into 25,001 shares of common stock

	Six Months Ended June 30,
	2008	2007
Cash paid during the period for:
Interest	$1,552	$5,243
Income taxes	$-	$-

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

OVERVIEW

Applied Energetics is a developer and manufacturer of applied energy systems, primarily for military applications, utilizing our proprietary knowledge of high performance lasers, high-voltage electronics, advanced adaptive optics and atmospheric and plasma energy interactions. We apply these technologies to deliver innovative solutions to urgent military missions, including neutralizing improvised explosive devices (“IEDs”), neutralizing vehicle-borne IEDs (i.e. car bombs), and non-lethal methods for vehicle stopping, among other high priority missions of U.S. and allied military forces. Additionally, we develop and manufacture high-voltage and laser products for government and commercial customers for a range of applications. In February 2008, we changed our name to Applied Energetics, Inc.

In April 2008, we received a $4.5 million sole source contract from the Advanced Munitions Technology Development office at the U.S. Army’s Research, Development and Engineering Command (ARDEC – Picatinny NJ) for the development and advancement of the Company’s Laser Guided Energy technology. This funding is directly from ARDEC’s discretionary funds.

In June 2008, we received a $9.3 million cost-plus fixed fee contract for a system for the U.S. Marine Corps. Due to the sensitivity of the effort, the customer has asked that program details not be publicly disclosed. The twelve-month contract will be administered by the U.S. Army (Aberdeen Proving Ground, MD).

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 IS AS FOLLOWS:

	2008	2007
Revenue	$5,677,998	$3,149,173
Cost of revenue	5,189,454	3,135,603
General and administrative	1,157,277	2,317,578
Selling and marketing	72,854	125,015
Research and development	243,272	183,804
Other (expense) income:
Interest expense	(239)	(489)
Interest income	165,780	354,143
Other	-	7,835

Net loss	$(819,318)	$(2,251,338)

REVENUE

Revenue increased approximately $2.5 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, which is attributable to an increase in revenue from Counter-IED projects of approximately $3.9 million from the new U.S. Marine Corps contract received in June 2008, offset by a reduction in revenue on our LGE projects of approximately $1.5 million.

COST OF REVENUE

Cost of revenue increased approximately $2.1 million compared to the three months ended June 30, 2007 primarily due to the increase in costs related to our Counter-IED projects in line with our increased Counter-IED project revenues. Cost of revenue includes manufacturing labor, fringe and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

GENERAL AND ADMINISTRATIVE

General and administrative (“G&A”) expenses decreased approximately $1.2 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 largely due to allocable and allowable costs contained in cost of revenue. The decrease primarily consists of a $998,000 increase in applied labor, overhead and material handling costs allocated to cost of revenue, a decrease of $289,000 in professional fees and a decrease of $145,000 in reduced rent directly related to the purchase of our principal Tucson facility in February 2008 and the exit from our leased facility at the Stennis Space Center, Mississippi in September 2007. These decreases were partially offset by an increase of $298,000 of non-cash stock-based expense to $953,000 for the quarter.

SELLING AND MARKETING

Selling and marketing expenses decreased approximately $52,000 for the quarter ended June 30, 2008 from the same period in 2007, reflecting reduced payroll costs, travel expenses and professional fees.

RESEARCH AND DEVELOPMENT

Non-contract research and development (“R&D”) expenses increased approximately $59,000 during the three months ended June 30, 2008 as compared to the same period in 2007 primarily due to increased focus and commitments to explore new technologies in counter-IED, LGE, laser and high-voltage areas.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the second quarter of 2008 was lower by approximately $188,000 from the same period of 2007 primarily due to the lower balance of invested funds and lower interest rates on our investments in 2008.

NET LOSS

As a result of the foregoing, our operations for the three months ended June 30, 2008 resulted in a net loss of approximately $819,000, a reduction of approximately $1.4 million compared to the $2.3 million loss for the same period of 2007.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 IS AS FOLLOWS:

	2008	2007
Revenue	$7,639,088	$5,219,783
Cost of revenue	6,929,562	5,347,512
General and administrative	4,522,741	4,663,285
Selling and marketing	111,438	254,815
Research and development	605,210	307,827
Other (expense) income:
Interest expense	(1,552)	(1,488)
Interest income	415,608	737,969
Other	10	7,847

Net loss	$(4,115,797)	$(4,609,328)

REVENUE

Revenue increased approximately $2.4 million to $7.6 million for the six months ended June 30, 2008 compared to 2007, which is primarily attributable to increased revenues from our new U.S. Marine Corps contract received in June 2008 of approximately $3.5 million and our non-governmental projects of $261,000, offset by a reduction in LGE revenue of approximately $1.3 million.

COST OF REVENUE

Cost of revenue increased approximately $1.6 million to $6.9 million compared to the six months ended June 30, 2007 primarily due to increased costs associated with our Counter-IED projects in line with increased revenues. In addition, in 2008, costs decreased in our LGE projects in line with decreased revenues while costs on non-governmental projects decreased reflecting the loss provisions in 2007. Cost of revenue includes manufacturing labor, fringe and overhead, and an allocation of allowable general and administrative and research and development costs in accordance with the terms of our government contracts.

GENERAL AND ADMINISTRATIVE

G&A expenses decreased approximately $141,000 in the first two quarters of 2008 compared to 2007. The decrease primarily consists of a $596,000 increase in applied labor, overhead and material handling costs allocated to cost of revenue and decreases of $282,000 of professional fees, $273,000 in rent expense directly related to the purchase of our principal Tucson facility in February 2008 and the exit from our leased facilities at the Stennis Space Center, Mississippi in September 2007. The decrease was partially offset by an increase of $565,000 in non-cash stock-based expenses to $2.3 million for the period, and increases of $248,000 of benefits and $217,000 of salaries and accrued compensation

SELLING AND MARKETING

Selling and marketing expenses decreased approximately $143,000 for the two quarters ended June 30, 2008 from the same period in 2007, reflecting reduced payroll costs and professional fees.

RESEARCH AND DEVELOPMENT

Non-contract R&D expenses increased approximately $297,000 during the six months ended June 30, 2008 as compared to the same period in 2007 primarily due the $203,000 increase in R&D materials and the $144,000 increase in payroll costs charged to R&D projects due to our increased focus and commitment to explore new technologies in counter-IED, LGE, laser and high-voltage areas.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the first two quarters of 2008 was lower by approximately $322,000 from the same period of 2007 primarily due to the lower balance of invested funds and lower interest rates on our investments in 2008.

NET LOSS

As a result of the forgoing, our operations for the six months ended June 30, 2008 resulted in a net loss of approximately $4.1 million, a reduction of approximately $494,000 compared to the $4.6 million loss for the same period of 2007. This decrease in loss incorporates an increase in revenues of $2.4 million with offsetting costs of revenue of $1.6 million, decreases in sales and marketing and G&A of $143,000 and $141,000, respectively, with a decrease in net interest income of $322,000, and an increase in R&D of $297,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had approximately $8.0 million of cash and cash equivalents and $7.1 million securities available-for-sale (net of a temporary impairment of $375,000). Our cash position decreased during the first six months of 2008 by approximately $7.0 million. During the first six months of 2008, we used $4.4 million of cash in operating activities. This amount is comprised primarily of our net loss of $4.1 million, an increase in accounts receivable of $2.1 million, a decrease in accounts payable of $559,000, an increase in inventory of $523,000 associated with our counter-IED efforts and a decrease in accrued expenses, deposits and deferred rent of $441,000. Offsetting these amounts are non-cash stock-based compensation expense of $2.3 million, depreciation and amortization of $480,000, a decrease in prepaid expenses and deposits of $224,000, and an increase in billings in excess of costs of $197,000. As part of our total cash use during the first six months of 2008, investment activities used approximately $2.5 million, primarily from the acquisition of our principal Tucson manufacturing and engineering facility and financing activities used approximately $9,000.

Certain of our marketable securities are facing a temporary illiquidity as the underlying auction markets have failed. It is not known when the underlying auction markets will regain liquidity, if at all. However, subsequent to June 30, 2008 we sold $100,000 of these securities at par. Additionally, in July 2008, we received payment of $3.2 million on government contracts accounts receivable further improving our current cash position.

We anticipate that short-term and long-term funding needs will be provided by the cash flow generated from current and future contracts. We believe that we have sufficient working capital to fulfill existing contracts and expected contracts in 2008 and into 2009. The transportable demonstrator contract and the other contracts that presently represent a major portion of our current activity, are on a cost plus fixed fee basis. This means all work performed is done at our government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly.

BACKLOG OF ORDERS

At June 30, 2008, we had a backlog (workload remaining on signed contracts) of approximately $13.1 million to be completed within the next twelve months. This increase is primarily due to the award of the $4.5 million and $9.3 million in new contracts received during the quarter. The backlog does not include proposals and contracts under negotiation at June 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the six months ended June 30, 2008, there was no significant change in our internal controls over financial reporting that has materially affected, or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

On June 20, 2008, we issued 25,001 shares of common stock upon conversion of 12,000 shares of Series A Preferred Stock. These shares were issued pursuant to an exemption from registration contained in Rule 3(a)(9) under the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of Applied Energetics, Inc. held on June 11, 2008, 69,212,157 shares of Applied Energetics’ Common Stock, or approximately 86% of the total Common Stock outstanding on the record date for such meeting, were represented.

The Stockholders of Applied Energetics elected Messrs. Dana A. Marshall and James A. McDivitt as Class I Directors to hold office until the 2011 Annual Meeting of Stockholders and General James M. Feigley as a Class II Director to hold office until the 2009 Annual Meeting of Stockholders, and until their respective successors have been duly elected and qualified. Of the shares voted with respect to the election of Mr. Marshall, 62,885,730 were voted in favor and 6,326,427 were withheld. Of the shares voted with respect to the election of Mr. McDivitt, 68,671,135 were voted in favor and 541,022 were withheld. Of the shares voted with respect to the election of General Feigley, 68,684,164 were voted in favor and 527,993 were withheld.

Continuing as a Class II Director with a term expiring in 2009 is Mr. George P. Farley. Continuing as Class III Directors with terms expiring in 2010 are Mr. James K. Harlan and Mr. David C. Hurley.

ITEM 5. OTHER INFORMATION

On August 11, 2008, we issued a press release, which contained non-GAAP information.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release issued by Applied Energetics, Inc. on August 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By	/s/ Dana A. Marshall
Dana A. Marshall
Chief Executive Officer and President

Date: August 11, 2008