Form 10-Q
period 2008-09-30
APPLIED ENERGETICS, INC.
filed 2008-11-07
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 4, 2008, there were 86,154,499 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,449,212	$14,981,192
Accounts receivable	4,071,551	3,264,968
Inventory	2,084,263	1,468,391
Prepaid expenses and deposits	173,060	445,832
Other receivables	47,151	59,983
Total current assets	14,825,237	20,220,366
Securities available for sale - net	7,030,000	7,500,000
Long term receivables - net	253,130	-
Property and equipment - net	3,555,158	1,600,887
Intangible assets - net	49,200	86,100
Other assets	37,935	59,517
TOTAL ASSETS	$25,750,660	$29,466,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$935,995	$1,148,266
Accrued expenses	506,302	516,589
Accrued compensation	1,067,585	1,060,603
Customer deposits	1,064,600	936,373
Billings in excess of costs	20,530	-
Current portion of capital lease obligations	4,491	13,937
Total current liabilities	3,599,503	3,675,768
Capital lease obligations	-	2,028
Deferred rent	5,025	125,814
Total liabilities	3,604,528	3,803,610

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock, $.001 par value, 2,000,000 shares authorized; 650,672 shares issued and outstanding at September 30, 2008 and 690,000 shares issued and outstanding at December 31, 2007	651	690
Common stock, $.001 par value, 125,000,000 shares authorized; 81,078,499 shares issued and outstanding at September 30, 2008 and 80,244,617 shares issued and outstanding at December 31, 2007	81,079	80,245
Additional paid-in capital	69,881,952	66,344,066
Accumulated deficit	(47,447,550)	(40,761,741)
Accumulated other comprehensive loss	(370,000)	-
Total stockholders’ equity	22,146,132	25,663,260
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,750,660	$29,466,870

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,
	2008	2007

Revenue	$4,014,302	$3,608,584

Cost of revenue	3,789,962	5,641,565

Gross profit (loss)	224,340	(2,032,981)

Operating expenses:
General and administrative	1,647,366	2,851,179
Selling and marketing	61,565	76,340
Research and development	359,807	548,895
Total operating expenses	2,068,738	3,476,414

Operating loss	(1,844,398)	(5,509,395)

Other (expense) income
Interest expense	(388)	(453)
Interest income	123,558	341,872
Total other	123,170	341,419

Net loss	(1,721,228)	(5,167,976)

Preferred stock dividends	(277,274)	(295,105)

Net loss attributable to common stockholders	$(1,998,502)	$(5,463,081)

Net loss per common share – basic and diluted	$(0.02)	$(0.07)

Weighted average number of shares outstanding, basic and diluted	80,628,098	79,107,767

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended September 30,
	2008	2007

Revenue	$11,653,390	$8,828,367

Cost of revenue	10,719,524	10,989,077

Gross profit (loss)	933,866	(2,160,710)

Operating expenses:
General and administrative	6,170,107	7,514,464
Selling and marketing	173,003	331,155
Research and development	965,017	856,722
Total operating expenses	7,308,127	8,702,341

Operating loss	(6,374,261)	(10,863,051)

Other (expense) income
Interest expense	(1,940)	(1,941)
Interest income	539,166	1,079,841
Other	10	7,847
Total other	537,236	1,085,747

Net loss	(5,837,025)	(9,777,304)

Preferred stock dividends	(854,585)	(885,326)

Net loss attributable to common stockholders	$(6,691,610)	$(10,662,630)

Net loss per common share – basic and diluted	$(0.08)	$(0.14)

Weighted average number of shares outstanding, basic and diluted	80,416,412	78,677,306

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,837,025)	$(9,777,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	650,136	756,877
Loss on equipment disposal	-	76,767
Deferred rent adjustment on purchase of premises	118,594	-
Provision for losses on projects	94,953	1,165,854
Non-cash stock based compensation expense	2,965,334	2,809,980
Changes in assets and liabilities:
Accounts receivable	(806,583)	(1,237,387)
Other receivable	12,832	1,681
Inventory	(710,825)	211,678
Prepaid expenses and deposits	294,354	491,832
Long term receivables - net	(253,130)	-
Accounts payable	(212,271)	688,879
Billings in excess of costs	20,530	-
Accrued expenses, deposits and deferred rent	4,133	(60,589)
Net cash used in operating activities	(3,658,968)	(4,871,732)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, building and equipment	(2,686,101)	(385,404)
Proceeds from sale of available-for-sale marketable securities	100,000	-
Proceeds from disposal of equipment	-	17,180
Net cash used in investing activities	(2,586,101)	(368,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid (preferred stock)	(275,437)	-
Exercise of stock options and warrants	-	113,837
Principal payments on capital lease obligations	(11,474)	(55,606)

Net cash (used in) provided by financing activities	(286,911)	58,231

Net decrease in cash and cash equivalents	(6,531,980)	(5,181,725)

Cash and cash equivalents, beginning of period	14,981,192	22,123,792

Cash and cash equivalents, end of period	$8,449,212	$16,942,067

See supplemental cash flow information at note 12

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of September 30, 2008 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and nine-month periods ended September 30, 2008, may not be indicative of the results for the entire year. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

The following unaudited condensed financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”), requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future, as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, estimate to forecast loss on a contract under completed contract method of accounting, the valuation of inventory, estimate of temporary impairment of auction rate securities, estimate to forecast expected forfeiture rate on stock-based compensation and stock-based compensation expense.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position, FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 changes the way earnings per share is calculated for share-based payments that have not vested. FSP EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008 and for interim periods within those fiscal years. The company is currently assessing the impact of this standard on its financial statements.

CASH AND MARKETABLE SECURITIES

At September 30, 2008, we had approximately $8.5 million of cash and cash equivalents and $7.0 million securities available-for-sale (net of a temporary impairment of $370,000). Our cash position decreased during the first nine months of 2008 by approximately $6.5 million. During the first nine months of 2008, we used $3.7 million of cash in operating activities.

Certain of our marketable securities are facing temporary illiquidity as the underlying auction markets have failed which is described further in Note 4.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

We anticipate that short-term and long-term funding needs will be provided by the cash flows from current and future contracts and existing cash and marketable securities. We determined that we have sufficient working capital to fulfill existing contracts and expected contracts in 2008 and into 2009.

2.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2008	December 31, 2007

Contracts receivable	$2,590,437	$1,734,140

Costs and estimated earnings on uncompleted contracts	1,481,114	1,530,828

Total	$4,071,551	$3,264,968

Contract receivables at September 30, 2008 and December 31, 2007 are expected to be collected within a year.

Costs and Estimated Earnings on Uncompleted Contracts

	September 30, 2008	December 31, 2007

Costs incurred on uncompleted contracts	$17,151,234	$10,881,465
Estimated earnings	1,328,091	829,764

Total billable costs and estimated earnings	18,479,325	11,711,229
Less:
Billings to date	17,018,741	10,180,401

Total	$1,460,584	$1,530,828

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable
	$1,481,114	$1,530,828
Billings in excess of costs and estimated earnings on uncompleted contracts	(20,530)	-

Total	$1,460,584	$1,530,828

3.	INVENTORY

Our inventories consist of the following as:

	September 30, 2008	December 31, 2007
Raw materials	$192,778	$213,645
Work-in-process	1,891,485	1,254,746

Total	$2,084,263	$1,468,391

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The increase of $616,000 in inventory is primarily related to costs incurred with work-in-process on commercial contracts. As of November 7, 2008, work related to these contracts is substantially complete and products delivered..

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

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy are:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. See below for further discussion of the company’s level 3 fair value measurements.

We hold investments in auction rate securities (“ARS”) in the form of asset backed securities. Interest on these securities are designed to reset every 28 to 35 days. The stated maturity of the securities is generally greater than 10 years and the securities are collateralized by student loans which are substantially backed by the U.S. Government. Starting in the first quarter of 2008, we experienced difficulty in selling our ARS due to multiple failures of the auction mechanism that provides liquidity to these type investments. The securities for which auctions have failed will continue to accrue interest and be auctioned at each respective reset date until the auction succeeds, the issuer redeems the securities or they mature. The estimated fair value of the ARS no longer approximates par value due to the lack of liquidity. We engaged Houlihan Smith & Company, Inc., a Chicago based 3rd party expert valuation firm to provide guidance regarding these securities. After completing our analysis, we assigned a 5% discount to the par value of our ARS portfolio. This discount was recorded as a temporary impairment within other comprehensive loss during the first quarter of 2008 after considering various factors, including the strong credit quality of the ARS, rate of interest received since failed auctions began, yields of securities similar to the underlying ARS, input from the above mentioned independent 3rd party valuation firm, input from broker-dealers, and general ARS market conditions. At September 30, 2008 these securities have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. We perform an evaluation of these securities on a quarterly basis. The valuation may be revised in future periods as market conditions evolve.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The table below includes a roll forward of our investments in ARS from December 31, 2007 to September 30, 2008:

Asset Backed Securities
Fair value December 31, 2007	$7,500,000

Unrealized losses - 1st quarter 2008	(375,000)
Sales - 3rd quarter 2008	(100,000)
Unrealized loss adjustment - 3rd quarter 2008	5,000

Fair value September 30, 2008	$7,030,000

Unrealized losses on securities available for sale are recorded in other comprehensive loss, a component of stockholders’ equity.

On July 8, 2008, we sold $100,000 of these securities at par. Our Auction Rate Securities are held in our brokerage account at RBC Dain Rauscher (“RBC”). On October 8, 2008, we received notice that RBC had entered into a settlement agreement with the United States Securities and Exchange Commission, the New York Attorney General’s office, and the North American Securities Administrators Association whereby RBC would offer to purchase, at par, the Auction Rate Securities held by certain of its clients. On October 31, 2008 we received written notice from RBC that we were an eligible client. According to the October 8th announcement it is expected that the RBC purchase offer will begin December 15, 2008 and continue for a period of six months. The company expects to participate in this settlement.

We determined as of September 30, 2008, according to our business plans, we had sufficient cash, accounts receivable, business backlog and other short-term assets available to provide liquidity to operate our business in the normal course without selling these long-term ARS assets through calendar 2009. Additionally, until these are liquidated per the RBC settlement or otherwise in December, we have obtained the ability to leverage (borrow against) these long-term assets using standard margin agreements should cash needs deviate from current plans.

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

On October 10, 2008, FASB Staff Position No. 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," or FSP 157-3, was issued. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in the first quarter of 2008, our practices for determining the fair value of our investment(s) have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, our adoption of FSP 157-3 did not affect our practices for determining the fair value of our investment(s) and does not have a material effect on our financial position or results of operations.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

5.	PROPERTY AND EQUIPMENT

Our property and equipment consist of the following:

	September 30, 2008	December 31, 2007

Land and buildings	$2,072,215	$-

Equipment	3,145,186	2,717,940

Furniture and building improvements	1,061,698	1,036,178

Software	794,732	753,947

Total	7,073,831	4,508,065

Less accumulated depreciation and amortization	(3,518,673)	(2,907,178)

Net property and equipment	$3,555,158	$1,600,887

On February 6, 2008, we purchased our principal office, manufacturing, storage, and primary research and development facility from Columbia Tucson, LLC (“CT”), which we previously leased from CT, which is reflected in the September 30, 2008 balance in land and buildings and the increase in accumulated depreciation and amortization. The purchase price of the property was approximately $2.2 million. Joseph Hayden and Stephen McCahon, executive officers, Robert Howard and Thomas Dearmin, principal stockholders and former executive officers and directors, another former executive officer and certain family members of Mr. Howard owned all of the membership interests of CT.

In order to appropriately determine a fair price to pay for this property, the company obtained two independent real estate valuations (one paid for by the company and one provided by the seller). Both firms utilized similar methods of valuation to arrive at an indicated range of value for the property: The Cost Approach (estimating the cost to replace the land and building); the Income Approach (estimating an annual net income based on rental income); and the Market Approach (sales comparison). The range of value estimated by these two firms was from $2.4 million to $2.8 million. Negotiations between the parties determined that an equitable price for the transaction, which approximated fair value (after a reduction for the $304,000 of leasehold improvements made by the company during the lease period) was $2.2 million. Based upon these factors the parties entered into the buy/sell agreement. CT has no continuing involvement or ownership in the real estate after the sale.

Periodically, we evaluate general impairment of assets.  As an element of our annual business planning process conducted in the fourth quarter of each year we consider expected revenues and resulting cash flow from operations. Revenue planning is based upon actual and expected contract awards as the majority of our revenues are sourced from Government contracts. During this process, we evaluate the current carrying values of all long-lived assets on our books.  We compare these values against business plans to determine if carrying values are recoverable.

Our annual impairment test was last performed on March 2, 2008 where we determined that as of December 31, 2007 the net book values of long-lived assets were recoverable through expected undiscounted business cash flows based on anticipated and actual future revenue bookings and backlog. We will continue to evaluate the carrying values in the future.  We evaluate impairments as such circumstances warrant.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

6.	SHARE-BASED COMPENSATION

Share-Based Compensation - Employees and Directors

For the three months ended September 30, 2008 and 2007, share-based compensation expense totaled $663,000 and $1.0 million, respectively. For the nine months ended September 30, 2008 and 2007, share-based compensation expense totaled $3.0 million and $2.8 million, respectively. During the quarter ended September 30, 2008, we changed the estimate of the number of outstanding option and restricted stock grants for which the requisite service is not expected to be rendered, which represents management’s best estimate based on information available resulting in a change in estimated forfeiture rate. The effect of the change increased net loss for the quarter by approximately $154,000.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance. During the nine months ended September 30, 2008, we granted 207,434 shares of restricted stock to our employees, directors and non-employee consultants, of which 153,434 vested immediately and the remaining 54,000 vests up to 3 years. The weighted average fair value of the restricted stock grants of $2.28 per share are being expensed over the requisite service period. Additionally, during the nine months ended September 30, 2008, we granted options to purchase an aggregate of 75,000 shares of our common stock to our directors. These director options have a weighted average exercise price of $2.65 and vested immediately. During the nine months ended September 30, 2007, we granted options to purchase 456,500 shares of our common stock to certain employees with option exercise prices equal to the market value of our common stock on the date of grant.

The weighted average grant-date fair value of option grants was $1.36 and $1.94, per share, for the nine months ended September 30, 2008 and 2007, respectively. We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option-Pricing Model applying the assumptions in the following table. Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

	Nine Months Ended September 30,
	2008	2007
Expected life (years)	4 years	4 years
Dividend yield	0.0%	0.0%
Expected volatility	65.0%	46.0%
Risk free interest rates	2.9%	4.55% - 4.74%
Weighted average fair value of options at grant date	$1.36	$1.94

During the third quarter ended September 30, 2008, we changed the estimate of the number of outstanding option grants for which the requisite service is not expected to be rendered, which represents management’s best estimate based on information available resulting in a change in estimated forfeiture rate.  The effect of the change increased net loss for the year ended September 30, 2008 by approximately $154,000.

During the nine months ended September 30, 2008, 376,517 shares of restricted stock vested and 17,467 shares of restricted stock were forfeited, and no options were exercised and 203,247 options were forfeited. As of September 30, 2008, $2.3 million and $1.3 million of total unrecognized compensation cost related to restricted stock and stock options is expected to be recognized over a weighted average period of approximately 3.9 years and 1.4 years, respectively.

Warrants - Non-Employees

At September 30, 2008 and 2007 there were outstanding warrants to purchase approximately 1.1 million and 1.1 million shares of common stock, respectively, which were either (i) issued in connection with the August 2007 financing, (ii) issued to outside consultants, or (iii) outstanding prior to our reverse merger in March 2004.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

7.	COMPREHENSIVE LOSS

Total comprehensive loss consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Comprehensive Loss
Net loss	$(1,721,228)	$(5,167,976)	$(5,837,025)	$(9,777,304)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	5,000	-	(370,000)	-

Total	$(1,716,228)	$(5,167,976)	$(6,207,025)	$(9,777,304)

As discussed in Note 4, accumulated other comprehensive losses consisted of the following:

	September 30, 2008	December 31, 2007

Cumulative unrealized loss on available-for-sale securities	$(370,000)	$-

Total accumulated other comprehensive loss	$(370,000)	$-

8.	SIGNIFICANT CUSTOMERS

Approximately 99% of revenues for both the three months ended September 30, 2008 and 2007, and 96% and 97% of revenues for the nine months ended September 30, 2008 and 2007, respectively, are generated from either the U.S. Government or contractors to the U.S. Government. The balance of our revenues is with significant customers within the aerospace, high-voltage and technology industries.

9.	NET LOSS PER SHARE

Basic loss per share is computed as net loss attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through exercise of stock options and warrants, vesting of restricted stock and conversion of preferred stock. The calculation of diluted shares does not include options, warrants, restricted stock units and our 6.5% Series A Convertible Preferred Stock, due to the antidilutive effect of 1,196,067 and 482,880 shares for the three months ended September 30, 2008 and 2007, respectively, and 1,187,567 and 463,374 shares for the nine months ended September 30, 2008 and 2007, respectively.

10.	DIVIDENDS

As of October 15, 2008, we had 650,672 shares outstanding of our 6.5% Series A Convertible Preferred Stock. A dividend was declared and paid on November 1, 2008 to the holders of record as of October 15, 2008 in shares of common stock.

Dividends on Preferred Stock are accrued when the amount and kind of the dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock, at the discretion of the company.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

During the quarter ended September 30, 2008, at the request of a preferred stock holder pursuant to the terms of 6.5% Series A Convertible Preferred Stock, we issued 56,934 shares of common stock upon the holder’s conversion of 27,328 shares of preferred stock.

	Nine Months Ended September 30,
	2008	2007
Cash paid during the period for:
Interest	$1,940	$1,941
Income taxes	$-	$-

13.	SUBSEQUENT EVENTS

From November 3, 2008 to November 4, 2008, the Registrant entered into agreements with six stockholders to issue an aggregate of 5,051,000 shares of its common stock in exchange for the return for cancellation of 505,100 of its Series A Redeemable Convertible Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated”, “estimates", "plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A. (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2007. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

OVERVIEW

Applied Energetics is a developer and manufacturer of applied energy systems, primarily for military applications, utilizing our proprietary knowledge of high performance lasers, high-voltage electronics, advanced adaptive optics and atmospheric and plasma energy interactions. We apply these technologies to deliver innovative solutions to urgent military missions, including neutralizing improvised explosive devices (“IEDs”), neutralizing vehicle-borne IEDs (i.e. car bombs), and non-lethal methods for vehicle stopping, among other high priority missions of U.S. and allied military forces. Additionally, we develop and manufacture high-voltage and laser products for government and commercial customers for a range of applications

In April 2008, we received a $4.5 million sole source contract from the Advanced Munitions Technology Development office at the U.S. Army’s Research, Development and Engineering Command (ARDEC - Picatinny NJ) for the development and advancement of the company’s Laser Guided Energy technology. This funding is directly from ARDEC’s discretionary funds.

In June 2008, we received a $9.3 million cost-plus fixed fee contract for a system for the U.S. Marine Corps. Due to the sensitivity of the effort, the customer has asked that program details not be publicly disclosed. The twelve-month contract is administered by the U.S. Army (Aberdeen Proving Ground, MD).

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007:

	2008	2007
Revenue	$4,014,302	$3,608,584
Cost of revenue	3,789,962	5,641,565
General and administrative	1,647,366	2,851,179
Selling and marketing	61,565	76,340
Research and development	359,807	548,895
Other (expense) income:
Interest expense	(388)	(453)
Interest income	123,558	341,872

Net loss	$(1,721,228)	$(5,167,976)

REVENUE

Revenue increased approximately $406,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, which is attributable to an increase in revenue from Counter-IED projects of approximately $1.7 million from the U.S. Marine Corps contract received in June 2008, offset by a reduction in revenue on our LGE projects and High Voltage projects of $1.2 million and $49,000, respectively.

COST OF REVENUE

Cost of revenue decreased approximately $1.9 million compared to the three months ended September 30, 2007 primarily due to a lower of cost or market provision of $1.5 million and the decrease of approximately $803,000 related to a provision for loss on our high voltage product line, each in the three months ended September 30, 2007, offset by a $449,000 increase of costs related to increased revenue for the same period in 2008. Cost of revenue includes manufacturing labor, fringe and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

GENERAL AND ADMINISTRATIVE

General and administrative (“G&A”) expenses decreased approximately $1.2 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 largely due to allocable and allowable costs contained in cost of revenue. The decrease primarily consists of a $555,000 increase in applied labor, overhead and material handling costs allocated to cost of revenue, decreases of $362,000 of non-cash share-based expense, $205,000 in professional fees and $159,000 in building related expenses largely related to the purchase of our principal Tucson facility in February 2008 and the exit from our leased facility at the Stennis Space Center, Mississippi in September 2007. These decreases were partially offset by increases of $192,000 of salaries and benefits and $132,000 of travel related expenses for the quarter.

SELLING AND MARKETING

Selling and marketing expenses decreased approximately $15,000 for the quarter ended September 30, 2008 from the same period in 2007, reflecting reduced payroll costs, travel expenses and professional fees.

RESEARCH AND DEVELOPMENT

Internal research and development (“R&D”) expenses decreased approximately $189,000 during the three months ended September 30, 2008 as compared to the same period in 2007. The decrease is primarily due to the redirection of our principal technical staff to customer funded projects.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the third quarter of 2008 was lower by approximately $218,000 from the same period of 2007 primarily due to the lower balance of invested funds and lower interest rates on our investments in 2008.

NET LOSS

As a result of the foregoing, our operations for the three months ended September 30, 2008 resulted in a net loss of approximately $1.7 million, a reduction of approximately $3.4 million compared to the $5.2 million loss for the same period of 2007.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007:

	2008	2007
Revenue	$11,653,390	$8,828,367
Cost of revenue	10,719,524	10,989,077
General and administrative	6,170,107	7,514,464
Selling and marketing	173,003	331,155
Research and development	965,017	856,722
Other (expense) income:
Interest expense	(1,940)	(1,941)
Interest income	539,166	1,079,841
Other	10	7,847

Net loss	$(5,837,025)	$(9,777,304)

REVENUE

Revenue increased approximately $2.8 million to $11.7 million for the nine months ended September 30, 2008 compared to 2007, which is primarily attributable to increased revenues from our new U.S. Marine Corps contract received in June 2008 of approximately $5.1 million and our commercial projects of $212,000, offset by a reduction in LGE revenue of approximately $2.5 million.

COST OF REVENUE

Cost of revenue decreased approximately $270,000 to $10.7 million compared to the nine months ended September 30, 2007. The decrease is related to a provision for loss on our High Voltage product line of $1.2 million and to a lower of cost or market reserve of $1.4 million for the nine months ended September 30, 2007, offset by an increase of costs related to increased revenue of $2.3 million for the same period in 2008. Cost of revenue includes manufacturing labor, fringe and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

GENERAL AND ADMINISTRATIVE

G&A expenses decreased approximately $1.3 million in the first three quarters of 2008 compared to 2007. The decrease primarily consists of a $1.2 million increase in applied labor, overhead and material handling costs allocated to cost of revenue and decreases of $486,000 of professional fees and $432,000 in building related expenses largely due to the purchase of our principal Tucson facility in February 2008 and the exit from our leased facilities at the Stennis Space Center, Mississippi in September 2007. The decrease was partially offset by increases of $210,000 in non-cash share-based expenses, $392,000 of salaries and accrued compensation, $265,000 of related benefits and $178,000 of travel expenses for the same period.

SELLING AND MARKETING

Selling and marketing expenses decreased approximately $158,000 for the three quarters ended September 30, 2008 from the same period in 2007, reflecting reduced payroll costs and professional fees.

RESEARCH AND DEVELOPMENT

Internal R&D expenses increased approximately $108,000 during the nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to the $315,000 increase in R&D materials offset by $207,000 decrease in payroll costs and professional fees charged to R&D projects.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the first three quarters of 2008 was lower by approximately $549,000 from the same period of 2007 primarily due to the lower balance of invested funds and lower interest rates on our investments in 2008.

NET LOSS

As a result of the foregoing, our operations for the nine months ended September 30, 2008 resulted in a net loss of approximately $5.8 million, a reduction of approximately $3.9 million compared to the $9.8 million loss for the same period of 2007. This decrease in loss incorporates an increase in revenues of $2.8 million a decrease in costs of revenue of $270,000, decreases in G&A of $1.3 million and sales and marketing of $158,000, offset by a decrease in net interest income of $549,000, and an increase in R&D of $108,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had approximately $8.5 million of cash and cash equivalents and $7.0 million securities available-for-sale (net of a temporary impairment of $370,000). Our cash position decreased during the first nine months of 2008 by approximately $6.5 million. During the first nine months of 2008, we used $3.7 million of cash in operating activities. This amount is comprised primarily of our net loss of $5.8 million, an increase in accounts receivable of $807,000, an increase in inventory of $711,000 associated with our counter-IED efforts, an increase in long term receivables of $253,000 and a decrease in accounts payable of $212,000. Offsetting these amounts are non-cash share-based compensation expense of $3.0 million, depreciation and amortization of $650,000 and a decrease in prepaid expenses and deposits of $294,000. As part of our total cash use during the first nine months of 2008, investment activities used approximately $2.6 million, primarily from the acquisition of our principal Tucson manufacturing and engineering facility and financing activities used approximately $287,000, primarily from the $275,000 preferred stock cash dividend paid in August 2008.

Certain of our marketable securities are facing a temporary illiquidity as the underlying auction markets have failed. It is not known when the underlying auction markets will regain liquidity, if at all. On July 8, 2008, we sold $100,000 of these securities at par. Our Auction Rate Securities are held in our brokerage account at RBC Dain Rauscher (“RBC”). On October 8, 2008, we received notice that RBC had entered into a settlement agreement with the United States Securities and Exchange Commission, the New York Attorney General’s office, and the North American Securities Administrators Association whereby RBC would offer to purchase, at par, the Auction Rate Securities held by certain of its clients. On October 31, 2008 we received written notice from RBC that we were an eligible client. According to the October 8th announcement it is expected that the RBC purchase offer will begin December 15, 2008 and continue for a period of six months. The company expects to participate in this settlement.

We anticipate that short-term and long-term funding needs will be provided by the cash flows from current and future contracts and existing cash and marketable securities. We determined that we have sufficient working capital to fulfill existing contracts and expected contracts in 2008 and into 2009.

BACKLOG OF ORDERS

At September 30, 2008, we had a backlog (workload remaining on signed contracts) of approximately $9.4 million to be completed within the next twelve months. The backlog does not include proposals and contracts under negotiation at September 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the nine months ended September 30, 2008, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

In September 2008, we issued 56,934 shares of common stock upon conversion of 27,328 shares of Series A Preferred Stock. These shares were issued pursuant to an exemption from registration contained in Rule 3(a)(9) under the Securities Act of 1933.

From November 3, 2008 to November 4, 2008, the Registrant entered into agreements with six stockholders to issue an aggregate of 5,051,000 shares of its common stock in exchange for the return for cancellation of 505,100 of its Series A Redeemable Convertible Preferred Stock (the “Exchange”). The shares of Common Stock issued in the Exchange were issued pursuant to an exemption from registration under the Securities Act of 1933 (the “Act”) provided by Section 3(a)(a) promulgated under the Act.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

23.1	Consent of Houlihan Smith & Company, Inc.

31.1	Certification of Chief Executive pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By	/s/ Dana A, Marshall
Dana A. Marshall
Chief Executive Officer and President

Date: November 7, 2008