Form 10-K
period 2008-12-31
APPLIED ENERGETICS, INC.
filed 2009-03-16
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2008 (the last day of the registrant’s most recently completed second quarter) was approximately $84,485,000.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 9, 2009 was 86,578,680.

APPLIED ENERGETICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1. BUSINESS:

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS:

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated”, “estimates", "plans", "strategy", "target", "prospects" or "continue".  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors under Item 1A.  In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

GENERAL:

Applied Energetics, Inc. (“company”, “Applied Energetics”, “we”, “our” or “us”) is a developer and manufacturer of guided energy systems for military, commercial and environmental applications, utilizing proprietary knowledge of high performance lasers, high-voltage electronics, advanced optics and atmospheric and plasma energy interactions.  We apply these technologies to deliver innovative solutions to urgent military missions, including neutralizing improvised explosive devices (“IEDs”), directing or delivering varying amounts of energy via “Laser Induced Plasma Channel” (“LIPCTM”) technologies, and other high priority missions of U.S. and allied military forces.  Additionally, we develop and manufacture specialized high-voltage and laser products for government and commercial customers for a range of applications. As a technology driven, research oriented business, we work with all types of customers to advance operating performance and to improve the understanding of and market opportunities for our emerging technologies.  Our executive office is located at 3590 East Columbia Street, Tucson, Arizona, 85714 and our telephone number is (520) 628-7415.

LGE and LIPC Technologies:

Applied Energetics is the developer of laser guided energy (“LGETM”) and LIPC  technologies. These revolutionary technologies can precisely transmit high voltage electrical charges by using a laser to create a conductive path in the atmosphere. We are developing applications that can deliver tailored weapon and countermeasure effects to targets with laser accuracy, and with manageable effects to reduce the potential for inadvertent injury and minimize collateral damage. This technology has been in development since our inception in 2002, and we have protected what we believe to be the enabling intellectual property through U.S. Patent filings.  LGE development has been funded through multiple Department of Defense (“DoD”) contracts in support of U.S. Navy, Army, Air Force, and the Office of Secretary of Defense programs as well as through internally funded research initiatives.

Counter-IED Technologies:

At the request of our U.S. Government customers, we developed major components, complete solutions, and integrated systems that demonstrate significant capability in countering IEDs, a major threat to military and security operations throughout the world. We completed numerous Government-sponsored tests of several prototype counter-IED (“CIED”) systems. Technical and field results of such CIED testing are highly sensitive or classified, but we are satisfied that the full range of these tests accurately reflect the capability of our technology in addressing this critical mission. We have integrated our CIED technologies into various military and non-military vehicles, including remotely operated vehicles. Because of continued company-initiated innovations, we anticipate additional product variations may be utilized on other military platforms in the future as military customers identify new candidate areas for implementation of our technologies. We continue to work actively with our customers to field these innovative CIED technologies.

High-Voltage Technologies:

Since the company’s inception, we have acquired and developed unique high-voltage capabilities (“HV”). Operating within the company is a group focused on providing high-voltage solutions for semiconductor, aerospace, environmental, and other commercial ventures and activities. Opportunities currently in process or under development include advanced electron-beam technologies, stack-gas irradiation, nested high-voltage generators and other unique power solutions for use in a wide range of commercial applications.

Laser Technologies:

The company designs and builds rugged solid state lasers, laser pump heads, thin-disk laser assemblies, fiber lasers, laser drive and control electronics, optic and fiber-optic interfaces and unique laser components for military and commercial applications.  The company has the expertise to build very unique, rugged ultra-short pulse lasers for key applications for a variety of mission-critical environments.

PATENTS/PROPRIETARY INFORMATION:

Since our inception, we have pursued the development of a range of core intellectual property objectives using internal investment, and have aggressively pursued patents on such technology. The objective of this approach has been to establish a sole source role for us in customer-funded technology and product development contracts, as well as to protect the value of the intellectual property that we create.  Our patent applications, in tandem with our significant proprietary knowledge, may be used as justification for sole source contracts in accordance with Federal Acquisition Regulations, and thereby may improve our competitive position. Presently, eight patents have been issued and twenty-three U. S. patent applications are pending. We have received U. S. Government initiated “national security related” secrecy orders for fourteen of the twenty three pending patent applications. The U.S. Patent and Trademark Office imposes secrecy orders when disclosure of an invention by publication of a patent would be detrimental to the United States’ national security. These patents are treated as under review unless and until they are declassified, at which time patents may be issued, with enforcement based on the original filing date. We have thus far received notice that two of these patent applications under secrecy order have been found patentable by the U.S. Patent Office. These patents and patent applications relate to our core LIPC technology, CIED offerings, and other technologies related to LGE, laser and high voltage applications.

CUSTOMER DEPENDENCY:

Revenue is derived from contracts with Government agencies or contractors to the Government representing approximately 87%, 98%, and 96%, of total revenue for 2008, 2007, and 2006, respectively. The loss of any of these customers would have a material adverse effect on Applied Energetics. All contracts are subject to renegotiation of profits or termination at the election of the Government. When we refer to “Government” we mean the U.S. Government and its agencies.  The company has recently expanded its marketing to focus a portion of its proposed future business on commercial and environmental opportunities outside of pure Governmental contracting.

COMPETITION:

Currently, substantially all of our activity and revenue is generated through contracts with agencies of the Government focused on military and national security applications. We have developed, demonstrated, and advanced innovative directed-energy technologies. We believe that we are the only company in the United States that is providing the Government access to these currently unique technologies. However, we face competition from other domestic companies within the defense industry and other companies with differing technologies that seek to provide similar benefits or address similar missions as our technologies. Additionally, foreign countries and companies may also be developing technologies that may compete with our technologies.

RESEARCH AND DEVELOPMENT:

We fund our research and development primarily through internal investment and we diligently attempt to retain the sole ownership of all of the original key intellectual property.  We believe control of the core intellectual property we have developed is necessarily critical to the use of the LIPC, CIED and HV technologies. We occasionally outsource research tasks to experienced individuals or companies for activities that require equipment or modeling capabilities that we do not have internally available, preserving our intellectual property.

Our short-term research and development goals are to develop efficient and compact laser sources, novel high-voltage electrical sources, efficient optical systems to extend the range of our LGE system and to engineer laser hardware to smaller and more rugged technologies as an essential element of moving our LGE technology to practical fielding.  Longer-term research objectives include development of tunable and eye safe laser sources to improve safety and utility of LGE, adjunct military applications for lasers to expand accessible military markets for our technology, and integrated weapon and counter-weapon system technologies to facilitate our role as an integrated system provider.  We are also investigating the application of guided energy systems as a mechanism for efficient reduction of power plant emissions to address what we believe to be significant emerging environmental equipment markets.

Our research and development expense for 2008, 2007, and 2006 was $1,372,396, $1,197,792, and $3,571,262, respectively.

BACKLOG OF ORDERS:

At December 31, 2007 and 2008 and February 28, 2009 we had a backlog (i.e. work load remaining on signed contracts) of approximately $6.7 million, $4.6 million and $2.9 million, respectively, to be completed within the twelve months following those dates.

EMPLOYEES:

As of December 31, 2008, we had 70 employees, compared to 76 on December 31, 2007 and 83 on December 31, 2006. At December 31, 2008, 23 of our employees are in management and general administrative, 33 are in technical and engineering and 14 are in manufacturing.  We believe that our relationship with our employees is good.  None of our employees are members of a labor union.  During the fourth quarter, the company initiated a process whereby each product line was evaluated for appropriate levels of staffing given current and anticipated contract activities, timing of deliverables and general expected economic conditions.  Following this evaluation, on December 16, 2008, the company reduced its staffing by 15 individuals.

ITEM 1A.  RISK FACTORS:

Future results of operations of Applied Energetics involve a number of known and unknown risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to those risks set forth below:

Risk Related to Our Business

Our growth is subject to a number of economic risks.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others.  Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values.  While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations might be impaired.  Although our total revenues improved in 2008, the current tightening of credit in financial markets could adversely affect the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services.  Our business can also be adversely affected by decreases in the general level of economic activity, such as decreases in defense spending, financial strength of customers and government procurement.  We are unable to predict the duration and severity of the current disruption in financial markets and the adverse economic conditions that might occur and the effect such events might have on our business.

Our historical lack of earnings and continued future losses could adversely affect our financial health and prevent us from continuing to develop and market our products.

We have incurred net losses applicable to our common stockholders since our formation in June 2002.  Our ability to achieve profitable operations is dependent upon, among other things, our ability to obtain sufficient government and commercial contracts and to complete the development of products based on our technologies. We cannot assure you that we will be able to significantly increase our revenue or achieve and maintain profitability.

Our lack of earnings history and continued future losses could have important consequences, such as:
•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry;
•	restricting us from introducing new products or exploiting business opportunities;
•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms;
•	limiting our ability to obtain additional financing; and
•	placing us at a possible competitive disadvantage compared to our competitors, who may have greater financial resources.

If we are unable to generate funds or obtain new funds on acceptable terms, we may not be able to continue to develop and/or market our present and potential products.

Our liquidity needs have typically arisen from the funding of our operating losses, our research and development program and the launch of our new products, working capital requirements, and strategic initiatives. In the past, we have met these cash requirements through proceeds from certain placements of our securities.

The development of products requires the commitment of substantial resources to conduct the time consuming research and development and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. Our ability to fund our products, research and development, working capital and capital expenditures will depend on our future operating performance, which will be affected by factors discussed elsewhere in this filing and in the other reports we file with the SEC, including, without limitation, economic conditions and financial, business, regulatory, political, market and other factors, many of which are beyond our control.

Additionally, current economic conditions may inhibit our ability to obtain future funding from Government sources or from public capital sources consistent with our prior history.

We are limited in our ability to disclose significant details of our operations that may have a significant impact on our results and future operations due to restrictions imposed by our Government customers.

We produce military products and conduct research that is protected and deemed sensitive to the nation’s security. Therefore, we are limited, under specific classification guides issued to the company by our government customers, in publicly discussing or disclosing certain details of our technologies, applications, contract terms and the product’s future, if any. Such absence of explanation, detail and discussion may prohibit us from providing details that an investor may find meaningful, cause many individuals and investors to question our level of disclosure and discourage potential investors from investing in our securities.

The timing and magnitude of Government funding and orders for our CIED systems or products cannot be predicted.

We expect that we will be dependent upon sales of our CIED system products for a substantial portion of our revenue over the near future. We are hopeful that we will continue to receive funding to advance our technologies, however, the Government’s course of action will not be fully known until orders for product are actually issued to us. Because Government agencies have been the dominant revenue source historically and many of these agencies continue to be identified as the intended customers for our various future products, it is uncertain whether we will enter into new or continue with existing development or production contracts and, if we do, what the timing or magnitude of such orders will be.

We may not be able to meet the volume or production demands for our CIED system products, if we receive production orders.

We intend to outsource certain manufacturing processes if our customers order a significant number of our CIED products. We are uncertain that we will be able to find sufficient outsource facilities to meet the customer’s demands for our CIED products on a timely basis or at all.  Failure to meet volume and production demands for any order we receive could result in the loss of the contract and irreparable harm to our reputation with our customers.

The receipt of future Government funding is uncertain and may be reduced or eliminated at any time, particularly if our LIPC technology does not meet certain milestones.

We rely on Government funding for certain aspects of LIPC development through funding provided in the federal Government budget and contracts with various Government agencies. Due to federal budgetary constraints and an anticipated overall reduction in the defense budget, we cannot provide assurance that any continued Government funding will be made available, or that we will be able to enter into any agreements with Government customers for the further development of LIPC. We expect that additional funding for LIPC will be subject to our technology meeting certain Government established milestones. We have, including recently, missed some Government established milestones and schedule deadlines, and may do so again in the future. If our LIPC technology does not meet Government established milestones, due to our performance or outside environmental or physics constraints, additional Government funding may be reduced or eliminated.  If additional Government funding for LIPC is reduced or is not forthcoming, in the absence of additional funding, our future LIPC technology development efforts could be terminated and our revenues would be adversely affected.

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

Changes in government spending could significantly impact our sales and profitability.

In each of the past three years, 87%, 98%, and 96% of our net revenue for the years ended December 31, 2008, 2007, and 2006, respectively, were from the U.S. Government and Government contractors.  U.S. defense spending historically has been cyclical.  Though it is not clear that future defense spending will be equally cyclical, defense budgets rise when perceived threats to national security increase the level of concern over the country’s safety.  At other times, spending on the military can decrease.  While Department of Defense funding has grown rapidly over the past few years, there is no assurance this trend will continue.  Competing demands for federal funds can put pressure on all areas of spending, which could impact the defense budget.

A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated.  Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to sustain and grow future sales and become profitable.

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

The defense and commercial industries in which we operate are highly competitive. Our future competitors may range from highly resourceful small concerns, which engineer and produce specialized items, to large, diversified firms and defense contractors. Many of our potential competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities and greater financial resources than us. Consequently, these competitors may be better suited to take advantage of economies of scale and devote greater resources to develop new technologies. There can be no assurance that we can continue to compete effectively with these firms.  In addition, some of our suppliers and customers could develop the capability to manufacture products similar to products that we are developing.  This would result in competing directly which could significantly reduce our revenue and seriously harm our business.

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

Our Government customers typically test our products at various stages of development. Although we believe our technologies will perform their ultimately intended applications, many of our products have not been completed to date. Our success will ultimately depend upon our products meeting performance criteria established by our customers. Failure of a product to perform satisfactorily in a field test could result in delay of product development, cost overruns or even termination of the contract, any of which could materially affect the development of such product and our prospects, revenue and financial condition.

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

Our manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. In addition, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. If these contract manufacturers are not willing to contract with us on competitive terms or devote adequate resources to fulfill their obligations to us, or we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risks that:

•
the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules and the consequent risk that we will experience supply interruptions and be subject to escalating costs; and

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

The manufacture of our products involves highly complex and precise processes, requiring production in a highly controlled and clean environment.  Inadvertent or slight changes or uncertainties in our manufacturing processes, errors or use of defective or contaminated materials could impact our ability to achieve and affect product reliability, or disrupt and/or delay production.

Our business could be adversely affected by a negative audit by the U.S. Government.

Government agencies such as the Defense Contract Audit Agency ("DCAA") routinely audit and investigate Government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the Government. In addition, our reputation would suffer serious harm if allegations of impropriety were made against us.

Our backlog is subject to reduction and cancellation.

Backlog represents products or services that our customers have committed by contract to purchase from us.  Our total funded backlog as of December 31, 2008 and February 28, 2009 was approximately $4.6 million and $2.9 million, respectively. Backlog is subject to fluctuations and is not necessarily indicative of future revenue. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce backlog and, consequently, future revenue. Our failure to replace cancelled or reduced backlog could result in lower future revenue.

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

There is a risk that a third party may claim our products infringe on their proprietary rights. Whether or not our products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against us and we could incur significant expense in defending them.  If any claims or actions are asserted against us, we may be required to modify our products or obtain licenses on commercially reasonable terms, which we may be unable to do in a timely manner or at all. Our failure to do so could adversely affect our business.

Our operations expose us to the risk of material environmental liabilities.

We are also subject to increasingly stringent laws and regulations that impose strict requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes, restrict air and water emissions from our testing and manufacturing operations, and require maintenance of a safe workplace. These laws and regulations can impose substantial fines and criminal sanctions for violations, and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We incur, and expect to continue to incur, substantial capital and operating costs to comply with these laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

The unpredictability of our results may harm the trading price of our securities, or contribute to volatility.

Our operating results may vary significantly over time for a variety of reasons, many of which are outside of our control, and any of which may harm our business. The value of our securities may fluctuate as a result of considerations that are difficult to forecast, such as:

•	the size and timing of contract receipt and funding; changes in Government policies and Government budgetary policies;

•	termination or expiration of a key Government contract;

•	our ability and the ability of our key suppliers to respond to changes in customer orders;

•	timing of our new product introductions and the new product introductions of our competitors;

•	adoption of new technologies and industry standards;

•	competitive factors, including pricing, availability and demand for competing products, and fluctuations in foreign currency exchange rates;

•	conditions in the capital markets and the availability of project financing;

•	the ability to hire and retain key scientists and executives and/or appropriately trained and experienced staff;

•	regulatory developments;

•	general economic conditions;

•	changes in the mix of our products;

•	cost and availability of components and subsystems; and

•	price erosion.

Our stock is subject to the risk of being de-listed from the NASDAQ Stock Market.

During the fourth quarter of 2008, due to extraordinary market conditions, NASDAQ temporarily suspended certain minimum listing requirements. Such temporary rule suspensions included the temporary non-enforcement of the rule requiring a minimum $1.00 closing bid price for common stock.  The company’s common stock closing bid has dropped below, and remained below this required threshold and it is not known if the closing bid price in the future will increase sufficient to be acceptable NASDAQ or for how long NASDAQ will suspend enforcement of this rule.  Therefore there is a risk that the company may be de-listed from the NASDAQ stock market in the future. Any such delisting could adversely affect the liquidity or market pricing of our stock.

A limited number of stockholders, including two of our officers, hold a significant portion of our outstanding voting stock and have control over stockholder matters.

As of March 9, 2009, our seven largest stockholders owned approximately 62.9% of our outstanding common stock.  Accordingly, they can exert, if they acted together, significant influence over matters, which require stockholder vote, including the election of directors, amendments to our certificate of incorporation or approval of the dissolution, merger, or sale of our Company, our subsidiaries or substantially all of our assets. This concentration of ownership and control by a limited number of stockholders could delay or prevent a change in our control or other action, even when a change in control or other action might be in the best interests of other stockholders.

A large number of shares of our common stock could be sold in the market in the near future, which could depress our stock price.

As of March 9, 2009, we had outstanding approximately 87 million shares of common stock. A substantial portion of our shares are currently freely trading without restriction under the Securities Act of 1933, having been held by their holders for over two years and are eligible for sale under Rule 144(k) of the Securities Act.  Our outstanding Series A Preferred Stock is convertible into an aggregate of approximately 0.3 million shares of common stock. There are also currently outstanding restricted stock, restricted stock units, options and warrants to purchase approximately 4.7 million shares of our common stock. To the extent any of our options or warrants are exercised or the Series A Preferred Stock are converted, your percentage ownership will be diluted and our stock price could be further adversely affected. The shares of common stock underlying the Series A Preferred Stock and outstanding restricted stock, restricted stock units, options and warrants have been registered for resale by the holders thereof or are eligible for sale under Rule 144.  As the underlying shares are sold, the market price could drop significantly if the holders of these restricted shares sell them or if the market perceives that the holders intend to sell these shares.

In 2008, the Board determined that offering employees the right to exchange their existing options for new options was, at that time, a preferable means of providing long-term incentive compensation.  In connection with the exchange offer, which was completed on March 9, 2009, employees were offered the right to exchange two existing options for one new option.  In the exchange offer, the company issued 1,751,268 new options in exchange for 3,502,536 old options.  The new options, which are fully vested, are exercisable at any time over a three year period.  The exercise price of the new options is $0.50 per share.

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

Our investment in cash and cash equivalents are subject to risks, including risks relating to the banks in which these assets are held.

At December 31, 2008, we had $1.1 million of cash held primarily in two large banks which are FDIC insured to FDIC limits. In addition, we had $14.4 million invested in money market funds that primarily invest in government and treasury based securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None.

ITEM 2.  PROPERTIES:

Our principal office, manufacturing, storage, and primary research and development facility is located in Tucson, Arizona. We purchased this approximately 25,000 square foot facility in February 2008.

On September 16, 2005 we took possession of approximately 7,000 square feet of additional manufacturing space in Tucson. The monthly rent for this property is approximately $5,311 per month under a lease that expires June 30, 2009.

In December 2006, we entered into a lease agreement for an additional 12,000 square foot facility in Tucson, Arizona, and we exercised our option to extend this lease to January 2010 with monthly rent of approximately $7,000, accelerating to approximately $7,400 in the final year of the lease.

In June 2006, we commenced a 3-year non-cancelable, renewable operating lease for approximately 11,000 square feet, in Tucson, at a monthly rent of approximately $5,300 with annually-set monthly rent escalations which will increase the monthly rent over time to $5,600. We are also responsible for certain property related costs, including insurance, utilities and property taxes.

In June 2007, we commenced a 3-year non-cancelable, renewable operating lease for approximately 11,000 square feet, in Earth City, MO, at a monthly rent of approximately $6,000. We are also responsible for certain property related costs, including insurance, utilities and property taxes.

Rent expense, including common area maintenance costs, was approximately $457,000, $910,000, and $906,000 for 2008, 2007, and 2006, respectively.

We believe our facilities are adequate for our current planned operations.

See Note 11 to the Consolidated Financial Statements of our 2008 Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2008.

ITEM 3. LEGAL PROCEEDINGS:

Except as described in Note 11 to the Consolidated Financial Statements, which is incorporated herein by reference, as of December 31, 2008, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES:

Market price per share
Our common stock is currently listed on the NASDAQ Global Market, trading under the symbol “AERG.” The following table sets forth information as to the price range of our common stock for the period January 1, 2007 through December 31, 2008. No dividends on common stock were declared for these periods.

Quarterly Periods	High	Low
2007
First	6.25	4.10
Second	6.57	3.78
Third	4.36	2.65
Fourth	4.19	2.85
2008
First	3.25	1.58
Second	2.94	1.59
Third	2.00	0.52
Fourth	1.00	0.18

Holders of Record

As of March 9, 2009, there were approximately 258 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

There were no unregistered sales of securities in 2008.

Dividends

We have never paid cash dividends on our common stock and do not expect to do so in the foreseeable future.  Instead, we intend to retain any earnings to support our operations and the growth of our business.

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at our discretion. We declared and paid dividends on our 6.5% Series A Convertible Preferred Stock in May, August and November, 2008 and February, 2009. Portions of these dividends were paid in the form of common stock with the remaining paid in cash. Dividends on Preferred Stock are accrued when the amount of the dividend is declared.  In order to reduce the amount of dividends payable, 5,151,000 shares of common stock were exchanged for 515,100 shares of preferred stock.  Such exchange was determined to be an induced conversion and, as such, required $3.3 million dollars to be reported as a special dividend.

Equity Compensation Plan Information

See Item 11.

In 2008 the company purchased 85,490 shares of common stock from employees to satisfy the company’s withholding tax requirements. Such purchases in the form of a net issuance occurred as follows:

Issuer Purchases of Equity Securities

			(c)
			Total Number of
	(a)	(b)	Shares (or Units)
	Total number	Average	Purchased as Part
	of Shares (or	Price Paid	of Publicly
	Units)	per Share	Announced Plans
Period	Surrendered	(or Unit)	or Programs
Jan, 2008	41,782	$2.86	41,782
Jun, 2008	12,576	$2.22	12,576
Dec, 2008	31,132	$0.29	31,132

ITEM 6. SELECTED FINANCIAL DATA:

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto contained herein in Item 8. “Financial Statements and Supplementary Data,” and the information contained herein in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Historical results are not necessarily indicative of future results.

Following is a summary of Applied Energetics’ selected financial data for the years ended and as of December 31, 2008, 2007, 2006, 2005, and 2004.

Consolidated Statements of Operations Data:
	Years Ended December 31,
	2008	2007	2006	2005	2004

Revenue	$16,614,211	$12,403,628	$10,029,755	$18,875,928	$10,930,522

Net loss	$(8,719,622)	$(13,663,772)	$(17,513,878)	$(3,624,603)	$(3,261,005)

Net loss attributable to common stockholders	$(12,927,341)	$(14,844,191)	$(18,714,354)	$(3,840,539)	$(3,261,005)

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.19)	$(0.25)	$(0.05)	$(0.05)

Consolidated Balance Sheet Data:
				As of December 31,
	2008	2007	2006	2005	2004

Total assets	$22,708,089	$29,466,870	$37,152,626	$23,652,831	$12,537,891

Total capital lease obligations	$2,028	$15,965	$77,510	$99,907	$2,805,917

Please refer to the Notes to the Financial Statements beginning on page F - 8 of this report for a more complete description of the numbers contained in the table above.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis (“MD&A”) together with the financial data in the section labeled “Selected Financial Data,” with the risk factors set forth in Item 1A., and with our audited Consolidated Financial Statements and Notes thereto included elsewhere herein.

OVERVIEW

Applied Energetics, Inc. (“Applied Energetics”, “we”, “us”, or the “company”), is a developer and manufacturer of guided energy systems for military, commercial and environmental applications, utilizing proprietary knowledge of high performance lasers, high-voltage electronics, advanced optics and atmospheric and plasma energy interactions.  We apply these technologies to deliver innovative solutions to urgent military missions, including neutralizing improvised explosive devices (“IEDs”), directing or delivering varying amounts of energy via LIPC technologies, and other high priority missions of U.S. and allied military forces.  Additionally, we develop and manufacture specialized high-voltage and laser products for government and commercial customers for a range of applications. In February 2008, we changed our name to Applied Energetics, Inc. from Ionatron, Inc.

LGE and LIPC Technologies:

Applied Energetics is the developer of laser guided energy (“LGETM”) and laser induced plasma channel (“LIPCTM”) technologies. These revolutionary technologies can precisely transmit high voltage electrical charges by using a laser to create a conductive path in the atmosphere. We are developing applications that can deliver tailored weapon and countermeasure effects to targets with laser accuracy, and with manageable effects to reduce the potential for inadvertent injury and minimize collateral damage. This technology has been in development since our inception in 2002, and we have protected what we believe to be the enabling intellectual property through U.S. Patent filings.  LGE development has been funded through multiple Department of Defense contracts in support of U.S. Navy, Army, Air Force, and the Office of Secretary of Defense programs as well as through internally funded research initiatives.

In April 2008, we received a $4.5 million sole source contract from the Advanced Munitions Technology Development office at the U.S. Army’s Research, Development and Engineering Command (ARDEC) for the development and advancement of the company’s Laser Guided Energy technology.  This funding is directly from ARDEC’s discretionary funds.

Counter-IED Technologies:

At the request of our U.S. Government customers, we developed major components, complete solutions, and integrated systems that demonstrate significant capability in countering IEDs, a major threat to military and security operations throughout the world. We completed numerous Government-sponsored tests of several prototype counter-IED (“CIED”) systems. Technical and field results of such CIED testing are highly sensitive or classified, but we are satisfied that the full range of these tests accurately reflect the capability of our technology in addressing this critical mission. We have integrated our CIED technologies into various military and non-military vehicles, including armored vehicles and remotely operated vehicles. Because of continued company initiated innovations, we anticipate additional product variations may be utilized on other military platforms in the future as military customers identify new candidate areas for implementation of our technologies. We continue to work actively with our customers to field these innovative CIED technologies.

In June 2008, we received a $9.0 million modified cost-plus fixed fee contract for a system for the U.S. Marine Corps.  Due to the sensitivity of the effort, the customer has asked that program details not be publicly disclosed.  The twelve-month contract is administered by the U.S. Army (Aberdeen Proving Ground, MD).

High-Voltage Technologies:

Since the company’s inception, it has acquired and developed unique high-voltage capabilities. Operating within the company is a group focused on providing customized high-voltage solutions for semiconductor, aerospace, environmental, and other commercial ventures and activities. Opportunities currently in process or under development include advanced electron-beam technologies, stack-gas irradiation, nested high-voltage generators and other unique power solutions for a wide range of applications.

In December 2008, we completed the initial phase of a long-term development program with a major aerospace / defense contractor under an exclusive supplier agreement.  This agreement provided for concept development, prototype fabrication and testing, and fabrication and delivery of operational hardware systems.  We continue to work with this important customer to advance our collaborative technologies.

Laser Technologies:

The company has the capability to design and build rugged solid state lasers, laser pump heads, thin-disk laser assemblies, fiber lasers, laser drive and control electronics, optic and fiber-optic interfaces and unique laser components for military and commercial applications.  The company has the expertise to build very unique, rugged ultra-short pulse lasers for key applications for a variety of mission-critical environments.

CRITICAL ACCOUNTING POLICIES:

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other inputs and estimates that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, estimate to forecast loss on contracts under the completed contract method of accounting, the valuation of inventory, estimates of long-lived asset value, and estimate to forecast expected forfeiture rate on stock-based compensation and stock-based compensation expense.

REVENUE RECOGNITION:

Revenue has been derived from ongoing contract work for systems development, effects testing and the design and development of demonstration systems and sub-systems for our Government and commercial customers.  This work is expected to be generally performed under cost-plus contracts with Government customers.

Revenue under long-term Government contracts is generally recorded under the percentage of completion method. Revenue, billable monthly, under cost plus fixed fee contracts is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, subcontractor costs and overhead. General and administrative expenses allowable under the terms of the contracts are allocated per contract depending on its direct labor and material proportion to total direct labor and material of all contracts. As contracts can extend over one or more accounting periods, revisions in earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period in which the facts become known. Management evaluates many variables and makes various assumptions related to the estimation of total cost of completion of long-term contracts.  Management reviews the progress and performance of all contracts monthly.

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

Revenue for other products and services is recognized when such products and services are delivered or performed and, in connection with certain sales to certain customers, when the products and services are accepted, which is normally negotiated as part of the initial contract. Revenue from commercial, non-Governmental, customers has historically been based on fixed price contracts where the sale is recognized upon acceptance of the product or performance of the service and when payment is probable under the completed contract method of accounting. Contract costs are accumulated in the same manner as inventory costs and are charged to operations as the related revenue from contract is recognized. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period in which the facts become known.

INVENTORIES:

Inventories include material, direct labor and related manufacturing overhead and are stated at the lower-of-cost (determined on a weighted average basis) or market. Due to the nature of our inventory, we analyze inventory on an item-by-item basis compared to future usage and sales for obsolescence quarterly.

STOCK-BASED COMPENSATION:

SFAS No. 123(R), “Share-Based Payment”, establishes accounting for stock-based awards exchanged for employee, director and non-employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

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

RESULTS OF OPERATIONS:

Our consolidated financial information for the years ending December 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006
Revenue	$16,614,211	$12,403,628	$10,029,755
Cost of revenue	15,874,818	14,473,935	11,305,966
General and administrative	8,470,656	11,442,279	10,778,479
Selling and marketing	251,349	368,706	643,384
Research and development	1,372,396	1,197,792	3,571,262
Impairment of assets	-	-	2,090,884
Other (expense) income:
Interest expense	(2,099)	(2,838)	(13,001)
Interest income	637,475	1,410,303	812,311
Other income	10	7,847	544
Loss before provision for income taxes	(8,719,622)	(13,663,772)	(17,560,366)
Provision (benefit) for income taxes	-	-	(46,488)
Net loss	$(8,719,622)	$(13,663,772)	$(17,513,878)

REVENUE

Revenue increased approximately $4.2 million to $16.6 million for the year ended December 31, 2008 compared to 2007, which was primarily attributable to increased revenues from our new U.S. Marine Corps contract received in June 2008 for the CIED product line, and completed projects within our commercial (HV) product line.  The increased revenue in the CIED product line was approximately $5.6 million and the increase in the HV product line was $1.96 million, offset by a reduction in LGE revenue of approximately $3.4 million.  The $2.4 million increase in revenue from 2006 to 2007 was primarily due to an increase in revenue from our LGE project of $5.5 million, which was partially offset by a decrease of $2.7 million from our CIED projects and a decrease in our non-governmental projects of $347,000.

COST OF REVENUE

Cost of revenue for 2008 increased approximately $1.4 million compared to 2007. The increase in cost of revenue is consistent with the 34% increase in revenues offset by loss accruals of $1.4 million and a lower-of-cost-or-market reserve of $1.5 million taken in 2007. By product line, there was an increase of $4.3 million for CIED, an increase of $0.3 million for High Voltage and a decrease of $3.2 million for LGE. Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts. Cost of revenue also increased from 2006 to 2007, consistent with our increased revenue, by $3.2 million. The negative gross margin in 2007 was primarily due to $1.4 million estimated loss accruals attributed to the contracted development of high-voltage technologies and the increase in lower-cost-or-market reserve of $1.5 million.

GENERAL AND ADMINISTRATIVE

G&A expenses decreased approximately $3.0 million between 2008 and 2007.  The decrease primarily consisted of a $1.4 million increase in applied labor, overhead and material handling costs allocated to cost of revenue and decreases of $887,000 in non-cash share-based expenses, $597,000 in professional fees, $541,000 in building related expenses largely due to the purchase of our principal Tucson facility in February 2008 and to $183,000 in depreciation and amortization expenses.  In addition, there were decreases on disposal of assets of $77,000 primarily from the exit from our leased facilities at the Stennis Space Center, Mississippi in September 2007. The decrease was partially offset by increases of $449,000 in salaries and accrued compensation, and $267,000 in travel and recruiting expenses for the same period.  General and administrative expense increased from 2006 to 2007 by approximately $664,000. This increase consists of an increase in stock-based compensation for stock based awards granted to directors and employees in the amount of $1.2 million, an increase in salaries and accrued compensation in the amount of $591,000 and a decrease of $1.9 million of applied overhead. Offsetting these increases were reductions in temporary help and consultants of $895,000, travel related expenses of $697,000, professional fees of $565,000, supplies of $475,000 and fringe and benefits costs of $119,000.

At December 31, 2008, there was approximately $2.1 million of unrecognized compensation costs related to unvested restricted stock awards, net of estimated forfeitures and approximately $1.0 million of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures.  These costs are expected to be recognized on a weighted-average basis over periods of approximately four years for restricted stock awards and two years for unvested stock options.

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

SELLING AND MARKETING

Selling and marketing expenses decreased approximately $117,000 between 2008 and 2007, reflecting reduced payroll costs and professional fees.  Selling and marketing expenses were approximately $369,000 for 2007; a decrease of approximately $275,000 from $643,000 in 2006, reflecting reduced salaries and travel costs.

RESEARCH AND DEVELOPMENT

Research and development expenses increased approximately $175,000 from 2008 to 2007, with increases in research and development expenses related to Laser Technologies of $460,000, to LGE of $279,000 and to HV of $93,000.  These increases were offset by the decrease in research and development expenses related to CIED products of $554,000 and to patents expense of $104,000.  Research and development expenses decreased approximately $2.4 million during 2007 as compared to 2006 primarily due the redeployment of our technical staff to our funded projects in-progress. During 2006, we started new research and development initiative and we continued work on our on-going research projects to expedite the advancement of our LGE, LIPC and CIED technologies. These strategic decisions are designed to advance and strengthen our intellectual property rights and advance technology development at a rate that is less dependent on contract funding. As revenues declined in 2006, the burden of increased R&D was increasingly borne by company internal funds. Also impacting the rise was the approximately $1.5 million increase in the amount of general and administrative expenses allocated to research and development. The costs to complete and the estimated dates upon which our efforts will result in commercially viable products are uncertain. Many aspects of our technologies are highly sensitive to ongoing military operations and are largely classified under specific DoD guidelines and, consequently, cannot be disclosed publicly.

Our short-term research and development goals are to develop efficient and compact laser sources, novel high voltage electrical sources, efficient optical systems to extend the range of our LGE system and engineer the LGE hardware to smaller and more rugged technologies.

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

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the 2008 was lower by approximately $773,000 from 2007 primarily due to the lower balance of invested funds and lower interest rates on our investments in 2008. Net interest income for 2007 was higher by approximately $608,000 versus 2006 primarily because the funds provided from the August 2006 financing were invested in income producing investments for all of 2007 as compared to less than two months of 2006.

NET LOSS

As a result of the foregoing, our operations in 2008 resulted in a net loss of approximately $8.7 million, a reduction of approximately $4.9 million compared to the $13.7 million loss for 2007.  This decrease in loss incorporates an increase in revenues of $4.2 million, decreases in G&A of $3.0 million and sales and marketing of $117,000, offset by an increase in costs of revenue of $1.2 million, a decrease in net interest income of $773,000, and an increase in R&D of $175,000.

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

INFLATION AND SEASONALITY:

We do not believe that inflation has a material effect on the operations or financial condition of our business, nor do we believe that we are subject to significant seasonal swings in our business.

LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 2008, we had approximately $15.5 million of cash and cash equivalents. In 2008, we used approximately $4 million of cash in operating activities. This amount is comprised primarily of our net loss of approximately $8.7 million and decreases in inventories of $1.2 million. Offsetting these amounts were non-cash stock option compensation expense of approximately $3.7 million, a decrease in accrued expenses, deposits and deferred rent of $1.3 million. Also in 2008, investment activities provided approximately $4.8 million consisting of the sale of available-for-sale securities of $7.5 million and partially offset by purchases of approximately $2.7 million of equipment. During 2008, financing activities used approximately $289,000, primarily representing preferred stock dividends.  We do not anticipate significant capital expenditures for 2009.

We anticipate that short-term and long-term funding needs will be provided from the cash flow from servicing our Government contracts.  We believe that we have sufficient working capital to fulfill existing contracts and expected contracts in 2009 and into 2010. The Government contracts, that presently represent a major portion of our current activity, are on a cost plus fixed fee basis. This means all work performed is done at our Government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly.

We previously held investments in auction rate securities (“ARS”) in the form of asset backed securities.  In accordance with FAS 157, we recorded temporary impairment charges within other comprehensive loss during the first quarter of 2008 due to temporary market failures and illiquidity first experienced during the first quarter of 2008 (due to auction failures).  During the fourth quarter of 2008 all of the ARS securities previously held by the company were sold at par and all accumulated interest was paid in connection with the final settlement. The company does not own any ARS securities as of December 31, 2008.  The company invested 100% of the proceeds in Government Backed Money Market securities and equivalents.

The following reflects 2008 quarterly activity for ARS securities:

Asset Backed
Securities
Fair value December 31, 2007	$7,500,000

Unrealized losses - 1st quarter 2008	(375,000)
Sales - 3rd quarter 2008	(100,000)
Unrealized loss adjustment - 3rd quarter 2008	5,000
Sales - 4th quarter 2008	(7,400,000)
Unrealized loss adjustment - 4th quarter 2008	370,000

Fair value December 31, 2008	$-

BACKLOG OF ORDERS:

At December 31, 2007 and 2008 and February 28, 2009, respectively, we had a backlog (that is, work load remaining on signed contracts) of approximately $6.7 million, $4.6 million  and $2.9 million, respectively, to be completed within the next twelve months following those dates.

CONTRACTUAL OBLIGATIONS:

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2008:

	Payment by Period
		Less than 1			More than 5
	Total	Year	1 to 3 Years	3 to 5 Years	Years

Capital leases	$2,047	$2,047	$-	$-	$-
Operating leases	257,319	220,072	37,247	-	-
Purchase Obligations	412,112	412,112	-	-	-

Total	$671,478	$634,231	$37,247	$-	$-

Not included in the above table are the dividends on our Series A Preferred Stock that are approximately $220,000 each year (approximately $55,000 each quarter), assuming no conversion to common stock.

CAPITAL LEASES:

We rent office equipment under capital lease agreements with approximately $839 in monthly payments.

OPERATING LEASES:

We generally operate in leased premises under operating leases that have options permitting renewals for additional periods. In addition to minimum fixed rentals, the leases typically contain scheduled escalation clauses resulting in a deferred rent accrual at December 31, 2008 of approximately $4,000. We account for the escalation provision by straight-line inclusion in the rent expense.  Total rent expense on premises amounted to approximately $457,000, $910,000, and $906,000 for 2008, 2007 and 2006, respectively. In February 2008, we purchased our principal office, manufacturing, storage, and primary research and development facility in Tucson, Arizona for approximately $2.2 million.

PREFERRED STOCK:

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A  Preferred  Stock bears dividends at the rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly, when declared.  Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing.  During this fiscal year, 554,428 shares of Series A Preferred Stock were converted to common stock at a range of contractual and negotiated conversion rates, thus reducing the quarterly dividend.  As of December 31, 2008, there were 135,572 shares of Series A Preferred Stock outstanding.

During the fourth quarter of 2008, the company exchanged 515,100 shares of Series A Preferred Stock for 5,151,000 shares of common stock. The company accounted for the exchange pursuant to EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”, ("EITF Topic D-42"), and SFAS No. 84, “Induced Conversions of Convertible Debt”, ("SFAS No. 84").  The exchanges were made at terms other than the original conversion terms, therefore the Company recorded a charge (stock dividend) to accumulated deficit of approximately $3.3 million, which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms.  The par value of the Series A Preferred Stock exchanged and the aforementioned $3.3 million on the induced conversion was reclassified to paid-in capital at the time of conversion.

RECENT ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

In the normal course of business, our financial position is subject to a variety of risks, such as the ability to collect our accounts receivable and the recoverability of the carrying values of our long-term assets. We do not presently enter into any transactions involving derivative financial instruments for risk management or other purposes.

Our available cash balances are invested in Money Market funds (invested primarily in Government Securities) with generally immediate liquidity.  These short-term cash-like investments are subject to general interest rate and general market risks.  However, lack of timely access to these funds or loss of any portion of principal could be catastrophic to the ongoing funding and health of our business. Substantially all of our cash flows are derived from our operations within the United States and today we are not subject to market risk associated with changes in foreign exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Our financial statements, the related notes and the Independent Registered Public Accountant’s Report(s) thereon, are included in Applied Energetics’ 2008 Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

There were no changes in or disagreements with accountants on accounting and financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES:

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their attestation report, which is included as a part of our 2008 Financial Statements filed as a part of this report on page F-2 following the signatures.

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2008 that materially affected our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

On March 12, 2009, Mr. Marshall’s (the company’s Chairman and CEO) employment agreement was amended to provide Mr. Marshall with a life insurance policy with a benefit of up to $3,000,000, provided that the annual premiums and other costs to the company under the policy do not exceed $14,000.  Mr. Marshall will also be provided with a tax gross up for the life insurance policy, his temporary housing, travel and car allowance.  Additionally, the company will pay Mr. Marshall’s reasonable costs associated with relocating to the Tucson, Arizona area.

On March 12, 2009, Mr. Marshall received a grant of 800,000 stock options having an exercise price of $0.50, exercisable for a period of three-years and vesting as to 400,000 shares immediately and 200,000 shares on each of March 9, 2010 and 2011.

On March 15, 2009, our board of directors suspended the automatic stock awards and stock option grants until further action by the board is taken to determine the timing of the grants and whether any additional changes shall be made to the grants.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE:

The following is information with respect to our executive officers and directors:

Name	Age	Principal Position

Dana A. Marshall	50	Chairman of the Board, Chief Executive Officer,
		President and Assistant Secretary
Kenneth M. Wallace	46	Chief Financial Officer, Principal Accounting Officer
		and Secretary
Joseph C. Hayden	50	Executive Vice President - Programs
Stephen W. McCahon	49	Executive Vice President - Engineering
David C. Hurley	68	Director
George P. Farley	70	Director
James K. Harlan	57	Director
James A. McDivitt	79	Lead Independent Director
James M. Feigley	59	Director

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

Kenneth M. Wallace:  Mr. Wallace has been the Chief Financial Officer since March, 2006 and was appointed our Principal Accounting Officer in November 2007 and Secretary in February 2008. In June 2006, Mr. Wallace was appointed our Chief Operating Officer and served in this capacity until October 2007. From October 2005 through March 2006, Mr. Wallace was Chief Financial Officer of Crosswalk, Inc., an early-stage software development company.  From July 2004 until May 2005, (when the company received an offer to sell), Mr. Wallace was Senior Vice President and Chief Operating Officer of a building products manufacturer based in Chandler, Arizona. From 2000 through that company’s sale in 2004, Mr. Wallace was Chief Financial Officer and a Director of MOXTEK, a scientific instrumentation company specializing in X-Ray optics and nano-structured polarization technologies. From 1996 to 2000, Mr. Wallace was Chief Financial Officer of LAB-Interlink, a high-tech laboratory automation company specializing in the remote handling of clinical laboratory specimens.

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

James K. Harlan: James K. Harlan has been a member of our Board of Directors since March 2004. Mr. Harlan is the Chairman of our Compensation Committee and serves as a member of our Audit Committee. Mr. Harlan is the Executive Vice President and Chief Financial Officer of HNG Storage, LP, a natural gas storage development and operations business that he helped found in 1992. From 1991 to 1997, Mr. Harlan served as Group Development Manager for the Pacific Resources Group which was engaged with various manufacturing and distribution businesses and joint ventures in Asia, Australia, and North America. He also served as operations research and planning analyst for the White House Office of Energy Policy and Planning from 1977 to 1978, the Department of Energy from 1978 to 1981, and U.S. Synthetic Fuels Corporation from 1981 to 1984. He has a PhD in Public Policy with an operations research dissertation from Harvard University and a BS in Chemical Engineering from Washington University in St. Louis. Mr. Harlan was a member of the Board of Directors of iCAD and was a member of the Audit and Governance Committees until July 2008.

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

James M. Feigley: James M. Feigley has served as a member of our Board of Directors since June 2008. Mr. Feigley serves as a member of our Compensation Committee. Mr. Feigley has served as President of Rock River Consulting, Inc. a defense consulting firm he founded in May 2003 after retiring from the U.S. Marine Corps.  General Feigley served as Commander of the Marine Corps Systems Command from 1998 through 2002, where he was the executive authority on research, development, procurement, fielding and life cycle support for all Marine Corps ground combat, combat support and combat service support equipment, ordinance and systems. General Feigley served as Direct Reporting Program Manager to the Assistant Secretary of the Navy, Research, Development and Acquisition Program from 1993 through 1998, during which time he was in charge of business planning, cost estimating, technical risk analyses and management, systems engineering and numerous other responsibilities. He served as Project Manager for the Headquarters, U.S. Marine Corps and Naval Sea Systems Command from 1986 through 1993, where he managed all technology base projects for ‘Advanced Amphibious Assault Vehicle’ and wrote all technical, financial, cost, management, risk, planning and performance documentation. General Feigley also served as a member of the United States Marine Corps from 1972 through 1986. He received a BS from the University of Wisconsin- Oshkosh in 1972 and graduated from the Army Logistics Management Center in 1982, the Marine Corps Command and Staff College in 1986 and the Defense Systems Management College in 1986. He currently serves as Distinguished Guest Lecturer at the Defense Acquisition University and an Associate Member of the Naval Research Advisory Committee. Mr. Feigley retired from the Marine Corps as a Brigadier General in 2002 and received many decorations and honors during his military career.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Applied Energetics, and any persons who own more than ten percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC and the NASDAQ Global Market. Officers and directors of Applied Energetics, and greater than ten percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file.  None of our officers or directors failed to file any Section 16(a) forms, nor were any such persons late in making any such filings.

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
Attn: Compliance Officer
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

COMPENSATION COMMITTEE:

The Compensation Committee of the Board of Directors is comprised of Messrs. Harlan, Farley and Feigley. The committee is responsible for establishing and maintaining executive compensation practices designed to encourage company profitability and enhance long-term shareholder value.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE:

The Nominating and Corporate Governance Committee is comprised of Messrs. McDivitt and Hurley. The Committee is responsible for establishing and maintaining corporate governance practices designed to aid the long-term success of Applied Energetics and effectively enhance and protect shareholder value.

ITEM 11.  COMPENSATION DISCUSSION AND ANALYSIS:

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

Compensation Committee

Membership

The committee is currently comprised of three independent members of the Board.  Director independence is, at a minimum, consistent with applicable rules for NASDAQ-traded issuers, Rule 16b-3 of the Exchange Act, and Section 162(m) of the Internal Revenue Code.  Currently, the members of the committee are James K. Harlan (chairman), George P. Farley and James M. Feigley. David Hurley was appointed to and served as chairman of the Compensation Committee from June, 2008 through November, 2008, a period of time when Mr. Harlan had recused himself from all compensation matters while he was an active candidate for representative to the United States Congress.

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
•
Secure the services of external compensation consultants or other experts, as necessary and appropriate.  These services, as required, will be paid from funds provided by the company.  This system is designed to ensure the independence of such external advisors.

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

•	to enhance alignment of individual performance and contribution with long-term stockholder value and business objectives by providing equity awards;
•	to motivate and provide incentives to our named executive officers and employees to continually contribute superior job performance throughout the year; and
•	to obtain and retain the services of skilled employees and executives so that they will continue to contribute to and be a part of our long-term success.

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

Elements of Compensation

Compensation for our executives is generally comprised of:

•	base salary which is targeted at a competitive level and used to reward superior individual job performance of each named executive officer and to encourage continued superior job performance;
•	cash bonuses which are tied to specific, quantifiable and objective performance measures based on a combination of corporate and individual goals, and discretionary bonuses;
•	equity compensation which is based on corporate and individual performance, and discretionary equity awards.
•	severance and change of control agreements;
•	other benefits plan and programs.

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

Compensation Considerations

In setting compensation levels for a particular executive, the committee takes into consideration

•	the proposed compensation package as a whole

•	each element of compensation individually

•	the executive's past and expected future contributions to our business

•	our overall company performance,

•	our financial condition and prospects,

•	the need to retain key employees, and

•	general economic conditions.

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

Pursuant to his employment agreement in August 2006, Mr. Marshall, our Chairman, Chief Executive Officer and President received an annual base salary of established initially at $250,000 with a provision for annual review of compensation. After a review of Mr. Marshall’s performance and consideration of prevailing compensation levels for executive talent such as is required for the company, the committee increased Mr. Marshall’s annual base salary to $350,000, effective October 1, 2007.  After considering the factors described above, the committee determined not to make any adjustments to Mr. Marshall’s base salary during 2008.

In connection with his hiring and the negotiation of his compensation package in March 2006, Mr. Wallace, our Chief Financial Officer and Principal Accounting Officer, received an annual base salary of $190,000. In February 2007, after the initial year of service and a review of compensation levels for the CFO of similarly sized public companies, the committee increased Mr. Wallace’s annual base salary to $210,000 effective February 1, 2007. On October 24, 2007, the board approved Mr. Wallace’s employment agreement which increased Mr. Wallace’s annual base salary to $225,000. After considering the factors described above, the committee determined not to make any adjustments to Mr. Wallace’s base salary during 2008.

During the fourth quarter of 2007, the committee reviewed prevailing practices for compensation of professionals in similar functions as Messrs. Hayden and McCahon, who as co-founders of our company have significant stock holdings.  During 2006, Mr. Hayden, our Executive Vice-President of Programs and Mr. McCahon, our Executive Vice-President of Engineering, each received an annual base salary of $183,750.  Effective December 3, 2007, the committee increased the annual base salaries of Messrs. McCahon and Hayden to $235,000 and $225,000, respectively.  After considering the factors described above, the committee determined not to make any adjustments to either Mr. McCahon’s or Mr. Hayden’s base salaries during 2008.

Other than the annual base salary for Mr. Marshall, the levels of annual base salary were determined based on the recommendation made by the Chief Executive Officer and approved by the committee. Each individual’s educational qualifications, leadership skills, demonstrated knowledge and business accomplishments were also evaluated in determining base salary levels.

Cash Bonus

Our practice is to periodically consider awarding cash bonuses based upon, among other things, accomplishment of key objectives and overall performance. In addition, from time-to-time the committee may approve payment of bonuses to executives or key contributors for special accomplishment or other reasons. These goals may include progress made in technical programs and technology and product development, improved utilization of company resources and progress in relationships with key customers and strategic alliances and financing activities and the financial results of the company. Generally, the company does not disclose specific targets relating to these goals, because doing so may disclose confidential business information.

Although significant advances were made in LGE technology research and development, and customer relations and certain battle field products were delivered to our customer, due to current economic conditions and the performance of our stock, the committee determined not to award cash bonuses for 2008.

Long-Term Incentives for Non-Executive Employees

The long-term program defined by the committee in 2007 remained unchanged in 2008, and includes three major elements: (1) an annual equity grant based on a percentage of base compensation for all employees other than officers, (2) performance incentive grants to selected managerial, technical, and administrative employees at all levels with vesting of a portion of these grants keyed to achievement of objectives defined in the annual budgeting and planning process and approved by the Board Committee, and (3) special grants for specific accomplishments or contributions as determined by the Board Committee. The first and second elements of this program lead to expected grants made during the fourth quarter as part of the budgeting and planning process, while the third element may lead to grants only from time to time, if at all.  Generally, the restricted stock grants under the first two elements of this program vest over three years to provide for retention and long run commitment to the success of the company and the grants under the third element vest upon the earlier of the achievement of the performance objective or five years from grant.

In 2008, the committee determined that offering employees the right to exchange their existing options for new options was, at that time, a preferable means of providing long-term incentive compensation.  In connection with the exchange offer, which was completed on March 9, 2009, employees were offered the right to exchange two existing options for one new option.  In the exchange offer, the company issued 1,751,268 new options in exchange for 3,502,536 old options.  The new options, which are fully vested, are exercisable at any time over a three year period.  The exercise price of the new options is $0.50 per share.  There were no new equity grants made to non-executive employees in 2008, except for new hire grants made in the normal course of business.

The long term program, which remains in place for 2009, seeks to provide all employees with an equity interest in the company and its success. The opportunity to realize significant increments over base annual compensation if the company succeeds in building value for customers and stockholders is intended to support recruitment and retention of talented professionals who are sought by larger businesses. The use of restricted stock grants reflects a trend in equity compensation practices following the adoption of new accounting standards for equity based compensation and the desire to provide greater equity incentives with reduced stockholder dilution while utilizing fewer shares from stockholder approved equity compensation plans that are subject to overall and annual limits. Our restricted stock grants typically vest over several years and the performance based grants subject to accelerated vesting when targets are met and revocation if performance targets are not reached within defined periods. Specific performance targets are defined in the planning and budgeting process and may include items that are company confidential and, in some cases, subject to classification or confidentiality restrictions imposed by our customers.  The portion of equity compensation grants linked to performance has initially been set at a modest percentage (about 10%), but this is intended to increase over time as the scope and predictability of the company’s activities in various areas increase. The initial performance targets for this newly defined long term compensation program have a high probability of being achieved. In future years, the portion and achievement likelihood for performance compensation may be adjusted with the growth, predictability, and maturity of the company’s planning and budgeting process.

Long-Term Incentives for Executives

In 2008, the committee determined that offering employees the right to exchange their existing options for new options was, at that time, a preferable means of providing long-term incentive compensation to executives.  In connection with the exchange offer, which was completed on March 9, 2009, employees were offered the right to exchange two existing options for one new option.  In the exchange offer, the company issued 1,751,268 new options in exchange for 3,502,536 old options.  The new options, which are fully vested, are exercisable at any time over a three year period.  The exercise price of the new options is $0.50 per share.

During 2008, the committee determined to grant stock options to Mr. Marshall to purchase 800,000 shares of common stock, but determined that such grant would be made in connection with the completion of the exchange offer.  In connection with the exchange offer, Mr. Marshall and Mr. Wallace respectively exchanged the 200,000 and 420,000 options granted to them in exchange for 100,000 and 210,000 new options on the same terms and conditions as the other employees and directors participating in the exchange offer. Mr. Marshall holds 800,000 options, which were not eligible to participate in the exchange offer.  On March 12, 2009, Mr. Marshall received a grant of 800,000 stock options having an exercise price of $0.50 which vested as follows:  400,000 on March 9, 2009, (the date the new options were issued in the exchange offer), 200,000 on each of the first and second anniversaries of the grant date, and expiring on March 9, 2012.  The purpose of the March 12, 2009 grant was to provide Mr. Marshall with a long-term incentive which more closely approximated the current market price of our common stock.

Mr. McCahon and Mr. Hayden did not participate in the exchange offer as they did not have outstanding eligible options subject to the exchange offer.  The committee determined not to make equity awards to these officers in 2008 since they have a substantial amount of equity.

No other long-term equity incentives were granted to Named Executive officers during 2008.

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

Pursuant to his employment agreement, during 2008 Mr. Marshall received $39,411 related to payments of temporary living and automobile expenses.  On March 12, 2009, Mr. Marshall’s employment agreement was amended to provide Mr. Marshall with a life insurance policy with a benefit of up to $3,000,000, provided that the annual premiums and other costs to the company under the policy do not exceed $14,000.  Mr. Marshall will also be provided with a tax gross up for the life insurance policy, his housing, travel and car allowance.  Additionally, the company will pay Mr. Marshall’s reasonable costs associated with relocation to the Tucson, Arizona area.

SUMMARY COMPENSATION TABLE

The following table discloses for the periods presented the compensation for the persons who served as our Chief Executive Officer and our Chief Financial Officer and our three most highly compensated other executive officers (not including the Chief Executive Officer and Chief Financial Officer) whose total individual compensation exceeded $100,000 for the years ended December 31, 2008, 2007 and 2006 (the “Named Executives”).

						All Other
Name and Principal				Stock	Option	Compensation
Position	Year	Salary (1)	Bonus (2)(3)	Awards (4)	Awards (5)	(6)	Total
Dana A. Marshall	2008	$350,000	$-	$-	$-	$71,949	$421,949
Chairman, Chief Executive	2007	$273,077	$125,000	$300,385	$500,666	$89,439	$1,288,567
Officer, President and	2006	$87,500	$75,000	$-	$243,108	$16,185	$421,793
Assistant Secretary

Kenneth M. Wallace	2008	$225,000	$-	$-	$-	$7,064	$232,064
Chief Financial Officer,	2007	$210,046	$100,000	$126,162	$368,029	$6,858	$811,095
Principal Accounting Officer	2006	$146,154	$20,000	$-	$421,851	$27,360	$615,365
and Secretary

Joseph C. Hayden	2008	$225,000	$-	$-	$-	$4,813	$229,813
Executive Vice President -	2007	$199,549	$50,000	$9,864	$-	$5,109	$264,522
Programs	2006	$183,750	$10,000	$-	$-	$6,672	$200,422

Stephen W. McCahon	2008	$235,000	$-	$-	$-	$6,206	$241,206
Executive Vice President -	2007	$200,126	$40,000	$13,085	$-	$5,459	$258,670
Engineering	2006	$183,750	$10,000	$-	$-	$2,962	$196,712

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

(2)
Mr. Marshall’s cash bonus of $125,000 in 2007 was determined by the committee considering performance as specified in Mr. Marshall’s employment agreement. This cash bonus was paid in January 2008. Mr. Wallace’s 2007 $100,000 cash bonus was comprised of a $60,000 bonus paid on the execution of his employment agreement and a $40,000 bonus, paid in January 2008, which was granted by the compensation committee as a part of a performance based review related to his contribution to meeting corporate goals for 2007. The cash bonuses that Messrs. Hayden and McCahon received of $50,000 and $40,000, respectively, were granted by the compensation committee in consideration of their contributions to meeting goals during 2007 and prior years. These bonuses were paid in January 2008.

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

(4)
The amounts included in the “Stock Awards” column represent the compensation cost recognized by the company in 2007 related to restricted stock awards, computed in accordance with SFAS No. 123R. For a discussion of valuation assumptions, see Note 8 to our 2008 Consolidated Financial Statements.

(5)
The amounts included in the “Option Awards” column represent the compensation cost recognized by the company in 2007 and 2006 related to stock option awards, computed in accordance with SFAS No. 123R. For a discussion of valuation assumptions, see Note 8 to our 2008 Consolidated Financial Statements.

(6)
The 2008 amounts shown in the “All Other Compensation” column are attributable to Mr. Marshall receiving $39,411 for temporary living, travel and automobile expenses, and $25,105 “gross up” for the payment of taxes for such expenses.  Also included in this amount is the company match expense for 401(k).  The 2007 amounts shown in the “All Other Compensation” column are attributable to Mr. Marshall receiving $47,260 for temporary living, travel and automobile expenses and $34,799 “gross up” for the payment of taxes such expenses.  All named executives received the employer match benefit where we match 50% of the employees’ 401(K) contribution up to 3% of their eligible compensation to their 401(K) plans, a benefit that is available to all employees. Additionally, “All Other Compensation” includes the dollar value of life insurance premiums paid by us for all named executive officers. The amounts shown in the “All Other Compensation” column for Messrs. Marshall include payments for commuting costs, temporary housing assistance and relocation assistance, Mr. Marshall also received reimbursements of automotive expenses.

GRANTS OF PLAN-BASED AWARDS

The following table discloses the grants of a plan-based award to each of the Named Executives in 2007 and 2008:

											All Other
								Estimated Future Payouts			Stock
			Estimated Future Payouts Under Non-Equity					Under Equity Incentive Plan			Awards:	Grant Date
			Incentive Plan Awards					Awards			Number of	Fair Value of
Name	Grant Date		Threshold ($)	Target& #160 ;($)		Maxium& #160 ;($)		Threshold (#)	Target (#)	Maxium (#)	Shares of Stock& ;amp ;#16 0;(#)	Stock Awards (1)
Dana A.			$-	$175,000	(2)	$175,000	(2)	-	-	-	-	-
Marshall	10/26/2007	(3)	-	-		-		-	-	-	275,000	$976,250
Kenneth M.			-	56,250	(4)	56,250	(4)	-	-	-
Wallace	10/26/2007	(5)	-	-		-		-	-	-	80,000	$284,000
	11/29/2007	(6)	-	-		-		-	4,500	4,500	40,500	$147,600
Joseph C.
Hayden	11/29/2007	(6)	-	-		-		-	4,500	4,500	40,500	$147,600
Stephen W.
McCahon	11/29/2007	(6)	-	-		-		-	4,500	4,500	40,500	$147,600

(1)
The amounts included in the “Grant Date Fair Value of Stock Awards” column represent the full grant date fair value of the awards computed in accordance with Financial Accounting Standards No. 123R. The fair value of stock awards is recognized in the income statement as compensation expense over the vesting period of the grants. For a discussion of valuation assumptions, see Note 8 to the Consolidated Financial Statements of our 2008 Financial Statements.

(2)
The Estimated Future Payouts under Non-Equity Incentive Plan Awards represents Mr. Marshall’s eligibility to receive an annual incentive bonus in each calendar year of up to 50% of his base salary if we achieve goals and objectives established by the compensation committee in accordance with Mr. Marshall’s employment agreement and is based on his current annual base salary of $350,000.

(3)
Pursuant to the amendment of Mr. Marshall’s employment agreement, on October 26, 2007, the Compensation Committee granted to Mr. Marshall 275,000 shares of restricted common stock of the company. This restricted stock vest as to 68,750 shares annually on each January 10th from 2008 through 2011.

(4)
The Estimated Future Payouts under Non-Equity Incentive Plan Awards represents Mr. Wallace’s eligibility to receive an annual incentive bonus in each calendar year of up to 25% of his base salary if we achieve goals and objectives established by the Compensation Committee in accordance with Mr. Wallace’s employment agreement and is based on his current annual base salary of $225,000.

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

EMPLOYMENT AGREEMENTS FOR NAMED EXECUTIVE OFFICERS:

We have employment agreements with Dana A. Marshall, our Chairman, Chief Executive Officer and President, and with Kenneth M. Wallace, our Chief Financial Officer and Principal Accounting Officer.

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

Pursuant to his employment agreement, we agreed to pay Mr. Marshall a temporary housing allowance in an amount equal to his actual rental expense (plus an amount equal to any additional tax consequences to him for such payment, if any), up to $2,500 per month, for a period through August, 2008, while he establishes a permanent residence in the Tucson, Arizona area. We also agreed to pay Mr. Marshall an automobile allowance of $1,000 per month.  In August, 2008, the Compensation Committee extended existing temporary living, relocation, automobile and tax gross-up reimbursements and expenses for Mr. Marshall through the signing date of a new contract or amendment.

Pursuant to his employment agreement, during 2008 Mr. Marshall received $39,411 related to payments of temporary living, relocation and automobile expenses.  On March 12, 2009, Mr. Marshall’s employment agreement was amended to extend his temporary living expense reimbursement through December 31, 2009 and to provide Mr. Marshall with a life insurance policy with a benefit of up to $3,000,000, provided that the annual premiums and other costs to the company under the policy do not exceed $14,000.  Mr. Marshall will also be provided with a tax gross up for the life insurance policy, and his housing, travel and car allowance.  The company will pay his reasonable costs associated with relocating to the Tucson, Arizona area, including periodic travel to and from his out-of-state residence for him and his wife.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses unexercised options held by the Named Executives at December 31, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price	Option Expiration Date	Number of shares of stock that have not vested		Market Value of Shares of stock that have not vested
Dana A. Marshall	400,000	400,000	(1)	$6.30	08/18/2011
	200,000	-		$3.84	12/26/2011
						206,250	(3)	$66,000

Kenneth M. Wallace	75,000	25,000	(2)	$9.75	02/13/2011
	200,000	-		$7.20	06/02/2011
	120,000	-		$3.84	12/26/2011
						31,500	(4)	$10,080
						53,334	(5)	$17,067

Joseph C. Hayden						31,500	(4)	$10,080

Stephen W. McCahon						31,500	(4)	$10,080

(1)	Vest in three installments of 200,000 shares of common stock on August 18, 2009 and 2010.

(2)	Vest on March 20, 2009.

(3)	Restricted stock grant vested 68,750 shares each on January 10, 2008 and 2009. An additional 68,750 shares vest annually on January 10, 2010 and 2011.

(4)
Restricted stock grant vested 13,500 shares on December 1, 2008.  Additionally, 13,500 shares vest annually on December 1, 2009 and 2010.  Vesting of the remaining 4,500 shares awarded to each individual vest upon the achievement of certain specified performance targets.

(5)	Restricted stock grant vested 26,666 shares on January 10, 2008 and 26,667 shares on January 10, 2009. An additional 26,667 shares will vest on January 10, 2010.

(6)
The market value of shares or units of stock that have not vested as reported in the table above is determined by multiplying the closing market price of our common stock on the last trading day of 2008 of $0.32 by the number of shares stock that have not vested.

On March 9, 2009, in connection with the exchange offer, Messrs. Marshall and Wallace exchanged options to purchase 200,000 shares and 420,000 shares, respectively, as described in this table for 100,000 and 210,000 fully vested options, respectively, exercisable at $0.50 per share, with a three-year term.  On March 12, 2009, Mr. Marshall was granted options to purchase 800,000 shares, exercisable for a period of three-years and vesting as to 400,000 shares immediately and 200,000 shares on March 9, 2010 and 2011.

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

The following table sets forth the potential post-employment, or change in control, payments that would be made to our executive officers by us assuming their employment was terminated, or the change of control, occurred on December 31, 2008 based on their salaries and annual incentive compensation payments contained in their employment agreements at December 31, 2008.

Executive Payments Upon Termination or Change in Control
					For Cause
					Termination or			Termination
	Without Cause		For Good Reason		Voluntary	Change in		Following Change
Name	Termination		Resignation		Resignation	Control (1)		in Control (1)(2)

Dana A. Marshall	$350,000	(3)	$350,000	(3)	$-	$88,000	(4)	$-

Kenneth M. Wallace	112,500	(5)	-		-	-		178,100	(6)

(1)	The value of vested options as of December 31, 2008 is zero as our closing price was less than the exercise price of such options.

(2)	Assumes an effective date of a change in control within three months prior to December 31, 2008.

(3)	Consists of one year of base salary or $350,000.

(4)	Represents vesting of 275,000 shares of restricted common stock valued at the closing price of the company's common stock on December 31, 2008.

(5)	Consists of six months of base salary or $112,500.

(6)
Consists of six months of base salary or $112,500, $25,600 for 80,000 shares of restricted common stock and $40,000 for 125,000 shares of restricted common stock valued at the closing price of the company's common stock on December 31, 2008.

DIRECTOR COMPENSATION
The following table discloses our director compensation for the year ended December 31, 2008:

	Fees Earned or	Stock		Option
Name	Paid in Cash	Awards (1)		Awards (1)	Total
David C. Hurley	$64,595	$100,001	(2)	$15,250	$179,846
George P. Farley	$75,000	$75,000	(3)	$15,250	$165,250
James K. Harlan	$57,986	$62,500	(4)	$15,250	$135,736
James A. McDivitt	$90,927	$90,625	(5)	$44,975	$226,527
James M. Feigley	$29,167	$50,001	(6)	$11,550	$90,718

(1)
The amounts included in the “Stock Awards” and “Option Awards” columns represent the compensation cost recognized by the company in 2008 related to share awards to directors, computed in accordance with SFAS No. 123R. For a discussion of valuation assumptions, see Note 8 to our 2008 Consolidated Financial Statements. All options granted to directors in 2007 vested immediately and became immediately exercisable upon grant.

(2)
Mr. Hurley was granted options to purchase 10,000 shares of common stock in January 2008 with a grant date fair value, computed in accordance with SFAS No. 123R, of $15,250 which was recognized in 2008 for financial statement reporting purposes in accordance with SFAS 123R.

(3)
Mr. Farley was granted options to purchase 10,000 shares of common stock in January 2008 with a grant date fair value, computed in accordance with SFAS No. 123R, of $15,250 which was recognized in 2008 for financial statement reporting purposes in accordance with SFAS 123R.

(4)
Mr. Harlan was granted options to purchase 10,000 shares of common stock in January 2008 with a grant date fair value, computed in accordance with SFAS No. 123R, of $15,250 which was recognized in 2008 for financial statement reporting purposes in accordance with SFAS 123R.

(5)
Mr. McDivitt was granted options to purchase 10,000 shares of common stock in January 2008 and 25,000 in March 2008 with an aggregate grant date fair value, computed in accordance with SFAS No. 123R, of $44,975 which was recognized in 2008 for financial statement reporting purposes in accordance with SFAS 123R.

(6)
Mr. Feigley was granted options to purchase 10,000 shares of common stock in June 2008 with a grant date fair value, computed in accordance with SFAS No. 123R, of $11,550 which was recognized in 2008 for financial statement reporting purposes in accordance with SFAS 123R.

In January 2008, the Board of Directors amended its Independent Directors Compensation Program. Pursuant to the program, the Chairman of the Board, and/or Lead Independent Director, if independent, is eligible to receive $100,000 per year.  The Chairman of the Audit Committee is to receive $75,000 per year, the Chairman of the Compensation Committee is to receive $62,500 per year, the Chairman of the Nominating Committee is to receive $55,000 per year and each other independent director is to receive $50,000 per year.

Also, under the program, the Chairman of the Board, if he is an independent director, and if he is not an independent director, the lead independent director is to receive a number of shares of our common stock equal to $100,000 divided by the closing sale price of the common stock on the date of the award, the Chairman of the Audit Committee is to receive a number of shares of our common stock equal to $75,000 divided by the closing sale price of the common stock on the date of the award, the Chairman of the Compensation Committee is to receive a number of shares of our common stock equal to $62,500 divided by the closing sale price of the common stock on the date of the award, the Chairman of the Nominating Committee is to receive a number of shares of our common stock equal to $55,000 divided by the closing sale price of the common stock on the date of the award and each other independent director is to receive a number of shares of our common stock equal to $50,000 divided by the closing sale price of the common stock on the date of the award. The stock grants under this program are automatically granted on every January 15th, or the next business day, and vest on the grant date. All of the stock granted to the directors in 2008 vested immediately upon grant.

In January, 2009, the board amended and delayed the timing of the stock grants and option awards from January 15th of each year until the third business day following the company’s release of its audited financial statements for the prior year.

Additionally, under the program as amended, on the third day following the filing of its form 10-K each year (or on the first business day thereafter if such date is not a business day), each independent director is to receive options to purchase 10,000 shares of the Registrant’s common stock. The exercise price of such options shall be the closing sale price of our common stock on the date of grant.

Under the program, if at anytime an independent director serves in more than one position of Chairman of the Board, lead independent director and Chairman of the Audit Committee or Compensation Committee, that director shall receive the higher level compensation paid for any such position the director then holds.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2008, none of our executive officers served on the board of directors or the compensation committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

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
James M. Feigley
David C. Hurley (partial year member)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 9, 2009:

•	each of our directors and executive officers;

•	all directors and executive officers of ours as a group; and

•	each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock.

Unless otherwise indicated, the address of each beneficial owner is care of Applied Energetics, 3590 East Columbia Street, Tucson, Arizona 85714.  Unless otherwise indicated, the company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 9, 2009 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 86,368,690 shares outstanding on March 9, 2009.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)
Robert Howard	12,968,712	2	14.1%
Artis Capital Management, L.P.	8,775,185	3	9.5%
State of Wisconsin Investment Board	8,012,070	4	8.7%
Thomas C. Dearmin	6,647,351	5	7.2%
Galleon Management L.P.	6,010,817	6	6.5%
Joseph C. Hayden	5,994,468	7	6.5%
Stephen W. McCahon	5,873,968	8	6.4%
Dana A. Marshall	1,235,086	9	1.3%
Kenneth M. Wallace	325,227	10	*
James K. Harlan	184,365	11	*
James A. McDivitt	178,115	12	*
David C. Hurley	176,284	13	*
James M. Feigley	14,947	14	*
George P. Farley	0	15	*
All directors and executive officers as a group (8 persons)	13,982,460		15.2%

* Less than 1%

(1)
Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options held by that person that are exercisable within 60 days of March 9, 2008.

(2)	Based on information provided by Mr. Howard on February 24, 2009.

(3)
Based on information contained in a report on Schedule 13G filed with the SEC on February 13, 2009:  The address of Artis Capital Management, LLC (“Artis”) is One Market Plaza, Spear Street Tower, Suite 1700, San Francisco, CA 94105. Artis is a registered investment adviser and is the investment adviser of investment funds that hold the company’s stock for the benefit of the investors in those funds, including Artis Technology 2X Ltd (“2X”). Artis Inc. is the general partner of Artis. Stuart L. Peterson is the president of Artis Inc. and the controlling owner of Artis and Artis Inc. Each of Artis, Artis Inc., and Mr. Peterson disclaims beneficial ownership of the Stock, except to the extent of its or his pecuniary interest therein. 2X disclaims that it is, the beneficial owner as defined in Rule 13d-3 under the Securities Act of 1933 of any of such shares of common stock.

(4)	Based on information contained in a report on Schedule 13G filed with the SEC on January 30, 2009.

(5)	Based on information provided by Mr. Dearmin on February 26, 2009.

(6)	Based on information contained in a report on Schedule 13G filed with the SEC on February 14, 2008 which indicates sole voting and investment power as to the shares

(7)	Represents 5,925,668 shares of common stock.

(8)	Represents 5,828,968 shares of common stock.

(9)
Includes 137,500 unvested shares of restricted common stock and 900,000 options exercisable within 60 days of March 9, 2009.  The above amount does not include 800,000 shares issuable upon exercise of options not exercisable within 60 days.

(10)	Represents 115,227 shares of common stock and 210,000 options exercisable within 60 days of March 9, 2009.

(11)	Represents 23,115 shares of common stock and 161,250 options exercisable within 60 days of March 9, 2009.

(12)	Represents 23,115 shares of common stock and 155,000 options exercisable within 60 days of March 9, 2009.

(13)	Represents 33,784 shares of common stock and 142,500 options exercisable within 60 days of March 9, 2009.

(14)	Represents 9,947 shares of common stock and 5,000 options exercisable within 60 days of March 9, 2009.

(15)	Mr. Farley denies beneficial ownership of the common shares and common shares issuable upon exercise of options he transferred to a family trust.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table details information regarding our existing equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information
	Number of
	securities to be		Number of securities remaining
	issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding	outstanding	plans (excluding securities
Plan category	options	options	reflected in column (a))

Equity compensation
plans approved by
security holders	3,818,598	$6.48	9,479,398

Equity compensation
plans not approved
by security holders	1,014,250	$5.62	-
Total	4,832,848	$6.30	9,479,398

In January 2008, under the Independent Directors Compensation Program, the members of the Board of Directors received stock grants of 97,129 shares of common stock and options to purchase 40,000 shares of common stock.  In June, 2008, a new member of the board received 22,523 shares of common stock, 12,576 of which were returned to the company to satisfy his tax withholding obligations. He also received options to purchase 10,000 shares of common stock.

The following is a description of currently open stock option and equity plans.

The 1995 Stock Option Plan ("1995 Plan") has a total of 109,375 options outstanding.  These options carry an exercise price of $3.35 per share and are expected to expire in May, 2009.

The 2004 Stock Incentive Plan (“2004 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards.  A total of 3,000,000 shares of common stock were originally reserved for distribution pursuant to the 2004 Plan. On June 28, 2005, the stockholders approved an amendment to the 2004 Plan to (i) increase the number of shares of the company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of common stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares.  As of December 31, 2008, 2007, and 2006, options to purchase 3,602,536, 3,976,661, and 3,953,848 shares, respectively, were outstanding under this plan. Additionally, as of December 31, 2008, there were 984,177 unvested restricted stock units outstanding under this plan.

The 2007 Stock Incentive Plan (“2007 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based  awards.  A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan. As of December 31, 2008 and 2007, 967,090 and 901,800 restricted stock grants have been awarded from this plan respectively.

We have, from time to time, also granted non-plan options and other equity-based awards to certain officers, directors, employees and consultants. During 2007, we awarded an aggregate of 117,000 restricted stock units outside of our existing plans in connection with the inducement of employment of an individual in accordance with Nasdaq Marketplace Rule 4350 (i)(1)(A)(iv).  No inducement grants as defined were made during 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE:

TRANSACTIONS WITH RELATED PARTIES

On February 6, 2008, we entered into a purchase agreement to purchase from Columbia Tucson, LLC (“CT”) the property located at 3590 East Columbia Street, Tucson, Arizona, which we previously leased from CT (the “Property”). The purchase price of the Property was approximately $2.2 million. Joseph Hayden and Steven McCahon, executive officers, Robert Howard and Thomas Dearmin, principal stockholders and former executive officers and directors, another former executive officer and certain family members of Mr. Howard own all of the membership interests of CT. During 2008, we paid rent of approximately $39,000 to CT for the use of this facility.

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

DIRECTOR INDEPENDENCE

The Board has determined that Messrs. Hurley, Farley, Harlan, McDivitt, and Feigley meet the director independence requirements of the Marketplace Rules of the Association of Securities Dealers, Inc. applicable to NASDAQ listed companies. The Board of Directors has designated James McDivitt as our Lead Independent Director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to the company by BDO Seidman, LLP for professional services rendered for the years ended December 31, 2008 and 2007.

	2008	2007
Audit Fees	$386,000	$531,540
Tax Fees	$11,000	$10,875

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

(2)                 Schedule II – Valuation and Qualifying Analysis.

APPLIED ENERGETICS, INC.
Schedule II – Valuation and Qualifying Accounts
For the years ended December 31, 2008, 2007, and 2006

Allowance for Doubtful Accounts
	2008	2007	2006
Balance at beginning of year	$-	$6,277	$38,847
Addition to bad debt provision	-	-	59,088
Deductions	-	(6,277)	(91,658)
Balance at end of year	$-	$-	$6,277

Reserve For Loss on Projects
	2008	2007	2006
Balance at beginning of year	$1,366,210	$415,318	$-
Addition to loss on projects provision	253,523	1,387,529	433,979
Write offs	(1,461,163)	(436,637)	(18,661)
Balance at end of year	$158,570	$1,366,210	$415,318

Exhibits: EXHIBIT NUMBER	DESCRIPTION

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

3.6	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the Quarter ended June 30, 2007.

3.7	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 10, 2007.

4.1	Form of certificate evidencing Common Stock, $.001 par value, of the Registrant

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

10.13
Amendment No.1 to Employment Agreement dated August 18, 2006 between the Registrant and Dana A. Marshall (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 26, 2007).

10.14	Amendment No. 2 to Employment Agreement dated August 18, 2006 between the Registrant and Dana A. Marshall.

21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)

23	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Compensation Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)

99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)

99.3	Audit Committee Charter (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 9, 2007)

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

Name	Title

/s/ Dana A. Marshall	Chairman, Chief Executive Officer,
Dana A. Marshall	President and Assistant Secretary

/s/ Kenneth M. Wallace	Chief Financial Officer, Principal Accounting Officer
Kenneth M. Wallace	and Secretary

/s/ David C. Hurley	Director
David C. Hurley

/s/ George P. Farley	Director
George P. Farley

/s/ James K. Harlan	Director
James K. Harlan

/s/ James A. McDivitt	Director
James A. McDivitt

/s/ James M. Feigley	Director
James M. Feigley

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

INDEX

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Applied Energetics, Inc.
Tucson, Arizona

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Energetics, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Energetics, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Phoenix, Arizona
March 11, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Applied Energetics, Inc.
Tucson, Arizona

We have audited Applied Energetics, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Applied Energetics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Applied Energetics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Energetics, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Phoenix, Arizona
March 11, 2009

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
	2008	2007	2006

Revenue	$16,614,211	$12,403,628	$10,029,755
Cost of revenue	15,874,818	14,473,935	11,305,966

Gross profit (loss)	739,393	(2,070,307)	(1,276,211)

Operating expenses:
General and administrative	8,470,656	11,442,279	10,778,479
Selling and marketing	251,349	368,706	643,384
Research and development	1,372,396	1,197,792	3,571,262
Impairment of assets	-	-	2,090,884
Total operating expenses	10,094,401	13,008,777	17,084,009

Operating loss	(9,355,008)	(15,079,084)	(18,360,220)

Other income (expense)
Interest expense	(2,099)	(2,838)	(13,001)
Interest income	637,475	1,410,303	812,311
Other income	10	7,847	544
Total other income	635,386	1,415,312	799,854

Loss before provision for income taxes	(8,719,622)	(13,663,772)	(17,560,366)

Provision (benefit) for income taxes	-	-	(46,488)

Net Loss	(8,719,622)	(13,663,772)	(17,513,878)

Preferred stock dividends	(870,985)	(1,180,419)	(1,200,476)
Deemed dividend from induced conversion of Series A
Preferred Stock	(3,336,734)	-	-
Net loss attributable to common stockholders	$(12,927,341)	$(14,844,191)	$(18,714,354)
Net loss attributable to common stockholders per common share – basic and diluted	$(0.16)	$(0.19)	$(0.25)

Weighted average number of common shares outstanding, basic and diluted	81,528,544	78,931,255	74,933,913

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
 CONSOLIDATED BALANCE SHEETS

	DECEMBER 31 ,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$15,467,386	$14,981,192
Accounts receivable - net	2,727,853	3,264,968
Inventory	157,189	1,468,391
Prepaid expenses	495,718	445,832
Other receivables	17,183	59,983
Total current assets	18,865,329	20,220,366
Securities available for sale	-	7,500,000
Long term receivable - net	253,130	-
Property and equipment - net	3,523,641	1,600,887
Intangible assets - net	36,900	86,100
Other assets	29,089	59,517
TOTAL ASSETS	$22,708,089	$29,466,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$883,228	$1,148,266
Estimated loss on uncompleted contract	98,239	-
Accrued expenses	290,591	516,589
Accrued compensation	1,084,880	1,060,603
Customer deposits	11,565	936,373
Current portion of capital lease obligations	2,028	13,937
Total current liabilities	2,370,531	3,675,768
Capital lease obligations	-	2,028
Deferred rent	4,049	125,814
Total liabilities	2,374,580	3,803,610

Commitments and contingencies	-	-

Stockholders’ equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 135,572 shares issued and outstanding at December 31, 2008 (Liquidation preference $3,389,300) and 690,000 shares issued and outstanding at December 31, 2007 (Liquidation preference $ 17,249,000)	136	690
Common stock, $.001 par value, 125,000,000 shares authorized; 86,370,026 shares issued and outstanding at December 31, 2008; 80,244,617 shares issued and outstanding at December 31, 2007	86,370	80,245
Additional paid-in capital	73,936,085	66,344,066
Accumulated deficit	(53,689,082)	(40,761,741)
Total stockholders’ equity	20,333,509	25,663,260
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,708,089	$29,466,870

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional Paid-		Total
	Preferred Stock		Common Stock		in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2005	720,000	$720	71,996,111	$71,996	$28,044,794	$(6,885,608)	$21,231,902

Exercise of stock options and warrants	-	-	1,276,833	1,277	2,463,610	-	2,464,887
Options and warrants issued for services performed	-	-	-	-	241,671	-	241,671
Stock-based compensation expense	-	-	-	-	3,276,588	-	3,276,588
Preferred stock converted into common stock	(30,000)	(30)	62,500	63	(33)	-	-
Preferred stock dividends	-	-	219,496	219	1,517,869	(1,518,088)	-
Sale of common stock and warrants net of offering costs	-	-	4,616,327	4,616	24,944,134	-	24,948,750
Net loss for the year ended December 31, 2006	-	-	-	-	-	(17,513,878)	(17,513,878)
Balance as of December 31, 2006	690,000	690	78,171,267	78,171	60,488,633	(25,917,574)	34,649,920

Exercise of stock options and warrants	-	-	806,045	806	113,031	-	113,837
Stock issued under equity incentive plans	-	-	941,950	943	(943)	-	-
Stock-based compensation expense	-	-	-	-	4,563,275	-	4,563,275
Preferred stock dividends	-	-	325,355	325	1,180,070	(1,180,395)	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	(13,663,772)	(13,663,772)
Balance as of December 31, 2007	690,000	690	80,244,617	80,245	66,344,066	(40,761,741)	25,663,260

Stock issued under equity incentive plans	-	-	364,570	364	(364)	-	-
Stock-based compensation expense	-	-	-	-	3,701,413	-	3,701,413
Preferred stock converted into common stock	(554,428)	(554)	5,232,935	5,233	3,332,055	(3,336,734)	-
Preferred stock dividends	-	-	527,904	528	558,915	(870,985)	(311,542)
Net loss for the year ended December 31, 2008	-	-	-	-	-	(8,719,622)	(8,719,622)
Balance as of December 31, 2008	135,572	$136	86,370,026	$86,370	$73,936,085	$(53,689,082)	$20,333,509

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,719,622)	$(13,663,772)	$(17,513,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	822,197	1,004,728	947,734
Loss on equipment disposal	5,274	76,767	9,894
Deferred income tax	-	-	(47,991)
Provision for bad debts	-	-	59,088
Provision for losses on projects	193,192	1,387,529	433,979
Asset impairment charges	-	-	2,090,884
Noncash stock based compensation expense	3,701,413	4,563,275	3,518,259
Changes in assets and liabilities:
Accounts receivable	537,115	(2,624,886)	4,668,521
Other receivable	42,800	(57,065)	17,167
Inventory	1,216,249	(23,168)	(2,344,735)
Prepaid expenses	(49,886)	193,896	(153,250)
Long term receivables - net	(253,130)	-	-
Deposits	30,428	13,259	(22,327)
Accounts payable	(265,038)	577,694	(427,017)
Billings in excess of costs	-	-	(84,208)
Accrued expenses, deposits and deferred rent	(1,284,399)	784,755	663,390
Net cash used in operating activities	(4,023,407)	(7,766,988)	(8,184,490)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,701,025)	(445,084)	(941,099)
Proceeds from sale of available-for-sale marketable securities	7,500,000	1,000,000	4,000,000
Purchases of available-for-sale marketable securities	-	-	(500,000)
Proceeds from disposal of equipment	-	17,180	6,747
Net cash provided by investing activities	4,798,975	572,096	2,565,648
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of costs incurred	-	-	24,948,750
Principal payments on capital lease obligation	(13,937)	(61,545)	(42,251)
Preferred stock dividends paid	(275,437)	-	-
Proceeds from the exercise of stock options and warrants	-	113,837	2,464,887
Net cash provided by (used in) financing activities	(289,374)	52,292	27,371,386
Net increase (decrease) in cash and cash equivalents	486,194	(7,142,600)	21,752,544
Cash and cash equivalents, beginning of period	14,981,192	22,123,792	371,248
Cash and cash equivalents, end of period	$15,467,386	$14,981,192	$22,123,792
See non-cash investing and financing activities at Note 13

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

NATURE OF BUSINESS AND SUMMARY OF OPERATIONS:

The company is a developer and manufacturer of guided energy systems, primarily for military applications, utilizing our proprietary knowledge of high performance lasers, high voltage electronics, advanced optics and atmospheric and plasma energy interactions. Applied Energetics applies these technologies to deliver innovative solutions to urgent military missions, including neutralizing improvised explosive devices (“IEDs”), neutralizing vehicle-borne IEDs (i.e. car bombs), and non-lethal methods for vehicle stopping, among other high priority missions of U.S. and allied military forces. Additionally, Applied Energetics develops and manufactures high voltage and laser products for government and commercial customers for a range of applications. In February 2008 we changed our name to Applied Energetics, Inc. from Ionatron, Inc.

In January 2007, we consolidated the North Star operations into Applied Energetics’ to more effectively utilize the shared workforce of the two operations. As a result of this consolidation, starting in 2007 we have also collapsed the reporting segments of Applied Energetics and North Star into one segment for financial reporting purposes since North Star no longer meets the definition of a segment under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, Management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, the valuation of inventory, long-lived asset valuation, and stock-based compensation expense.

REVENUE RECOGNITION:

A majority of revenue under long-term government contracts is recorded under the percentage of completion method. Revenue, billable monthly, under cost plus fixed fee contracts is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, subcontractor costs and manufacturing and administrative overhead allowable under the contract. General and administrative expenses allowable under the terms of the contracts are allocated per contract depending on its direct labor and material proportion to total direct labor and material of all contracts. As contracts can extend over one or more accounting periods, revisions in earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. We do not generally provide an allowance for returns from our government customers because our customer agreements do not provide for a right of return.

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

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Revenue for other products and services is recognized when such products and services are delivered or performed and, in connection with certain sales to Government agencies, when the products and services are accepted, which is normally negotiated as part of the initial contract. Revenue from commercial, non-Governmental, customers is based on fixed price contracts where the sale is recognized upon acceptance of the product or performance of the service and when payment is probable under the completed contract method of accounting. Contract costs are deferred in the same manner as inventory costs and are charged to operations as the related revenue from contracts is recognized. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period in which the facts become evident. We recognized loss provisions of approximately $193,000, $1,400,000 and $434,000 in the years ended December 31, 2008, 2007 and 2006, respectively.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:

Basic loss per common share is computed as net loss attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the effect of common shares issuable through exercise of stock options and warrants, the vesting of restricted stock units and common shares issuable upon the conversion of convertible instruments.  The dilutive effect of options, warrants, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the total of diluted shares because the effect was antidilutive, was 938,255, 2,016,453, and 3,383,222 for the years ended December 31, 2008, 2007 and 2006, respectively.
In accordance with EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”, the $3.3 million in excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms in the exchange of Series A Preferred Stock was added to preferred stock dividends in fiscal 2008 to arrive at net loss attributable to common stockholders in the calculation of earnings per share.  See Note 8, “Stockholders’ Equity”, for information with respect to the Series A Preferred Stock exchange.

CASH AND CASH EQUIVALENTS:

Cash equivalents are investments in money market funds or securities with an initial maturity of 3-months or less.

ACCOUNTS RECEIVABLE:

Our accounts receivable balance includes contract receivables related to completed and in-progress contracts, retainers, and costs and estimated earnings in excess of billings on uncompleted contracts.

INVESTMENTS:

In 2007, our investments were primarily composed of auction rate securities which were tied to short-term interest rates that were periodically reset through an auction process. These investments were classified as available-for-sale and were reported at fair value. During 2008, we sold all such securities at par plus accumulated interest.

INVENTORY:

Inventory includes material, direct labor and related manufacturing overhead and is stated at the lower-of-cost (determined on a weighted average basis) or market. Due to the unique nature of our inventory, we analyze inventory on an item-by-item basis for obsolescence.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets from 3 to 7 years. Leasehold improvements are depreciated over the life of the related lease (including expected extensions) or asset, whichever is shorter.  Amortization of assets acquired under capital leases is included in depreciation and amortization expense.

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

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

COMPUTER SOFTWARE DEVELOPMENT COSTS:

Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs are capitalized as fixed assets and include external direct costs of material and services and payroll costs for employees devoting time to the software projects, where applicable.  Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred.  Depreciation expense relative to capitalized computer software development costs was $52,099 $83,498, and $83,498 for 2008, 2007 and 2006, respectively.

VALUATION OF LONG-LIVED ASSETS INCLUDING INTANGIBLES SUBJECT TO AMORTIZATION:

We review long-lived assets, including intangible assets subject to amortization, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We assess the recoverability of such long-lived assets by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows.  The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the company’s average cost of funds.  The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.  Because of our history of losses, we conducted an impairment test for property and equipment as of December 31, 2008 and concluded that the carrying value of these assets is recoverable through operating cash flows and end of useful life residual values.

GOODWILL AND OTHER INDEFINITE LIFE INTANGIBLE ASSETS:

We account for intangible assets based on the method of accounting prescribed by the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and we previously determined that Applied Energetics and North Star represented two separate reporting units in 2006. Goodwill was allocated to our reporting units based on the reporting units that benefited from the acquired assets and liabilities. We tested goodwill and indefinite lived intangibles for impairment as of October 1, 2006. Based on this analysis, we determined that the fair values of our goodwill and North Star tradename intangible assets were below their carrying value and recorded an impairment charge of approximately $1.5 million for goodwill and $603,000 for North Star tradename as further discussed in Note 7, “Goodwill and Other Intangible Assets”.

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

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

STOCK-BASED COMPENSATION:

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

We adopted the modified prospective application method as provided by SFAS 123(R). Under this method, SFAS 123(R) is applied to stock-based compensation made after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested stock options, that were outstanding as of the date of adoption are being recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption will be based on the grant-date fair value for those awards.

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

FAIR VALUE OF FINANCIAL ASSETS:

The carrying amount of accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

SIGNIFICANT CONCENTRATIONS, RISKS AND UNCERTAINTIES:

We maintain cash balances at a major bank and, at times, balances exceed FDIC limits. Virtually all of our accounts receivable are with agents or departments of the U. S. Federal Government which, although concentrated in one group of common entities, does not expose us to significant credit risk.

At December 31, 2008, we had approximately $15.5 million of cash and cash equivalents.  In 2008, we used approximately $4.0 million of cash in operating activities.  We anticipate that short-term and long-term funding needs will be provided by the cash flows from current and future contracts and existing cash and cash equivalents. We determined that we have sufficient working capital to fulfill existing contracts and expected contracts in 2009. However, our lack of earnings history and continued future losses could adversely affect our financial position and prevent us from fulfilling our payment obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to develop and market our present and future products.

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

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

RESEARCH AND DEVELOPMENT EXPENSES:

Expenditures for company-sponsored research and development projects and bid and proposal costs are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as cost of revenue as the work is performed.

COMPREHENSIVE INCOME:

We have no items of comprehensive income or expense in any of the periods presented. Accordingly, our comprehensive loss and net loss are equal for all annual periods presented.

NOTE 2 – NEW ACCOUNTING STANDARDS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us was our fiscal year beginning January 1, 2008. However, in February 2008, the FASB deferred the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. In October 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-3,“Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 is effective upon its issuance and clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The adoption of FSP SFAS 157-3 did not have an effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Additionally, under SFAS 141R transaction related costs must be expensed as incurred, rather than accounted for as part of the purchase price of an acquisition. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, which for us would be our fiscal year beginning January 1, 2009. Early adoption is prohibited. Following its effective date, we will apply the provisions of SFAS 141R to future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us would be our fiscal quarter beginning January 1, 2009. Early adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim periods beginning after November 15, 2008, which for us would be our fiscal quarter beginning January 1, 2009. We do not expect the adoption of SFAS 161 to have a material effect on our financial position or results of operations.

 APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 3 - ACCOUNTS RECEIVABLE:

Our accounts receivable balance as of December 31, 2008 and 2007 included contract receivables related to completed and in progress contracts, and costs and estimated earnings on uncompleted contracts. Costs and estimated earnings on uncompleted contracts represent amounts that are billable under the terms of contracts at the end of the year, were invoiced in the following year and are generally expected to be collected within a year.

Accounts receivable consist of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Contracts receivable	$1,677,929	$1,734,140
Cost and estimated earnings on uncompleted contracts	1,049,924	1,530,828

	2,727,853	3,264,968
Less:
Allowance for doubtful accounts	-	-

Accounts receivable, Net	$2,727,853	$3,264,968

Long term receivable, net (contract retention)	253,130	-
	$2,980,983	$3,264,968

Contract receivables at December 31, 2008 are expected to be collected within a year. There are no claims or unapproved change orders included in contract receivables at December 31, 2008 and 2007. The retained balance at December 31, 2008 represents mandatory contract reserves for which customers have been billed. We anticipate payment of this reserve at completion of the contract, which is expected to be long term.

Costs and Estimated Earnings on Uncompleted Contracts
	December 31, 2008	December 31, 2007

Costs incurred on uncompleted contracts	$20,118,499	$10,881,465
Estimated earnings	1,564,814	829,764

Total billable costs and estimated earnings	21,683,313	11,711,229
Less:
Billings to date	20,633,389	10,180,401

Total	$1,049,924	$1,530,828

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE:

The company did not own any available-for-sale securities as of December 31, 2008.  Available-for-sale securities consisted of the following as of December 31, 2007:

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

December 31, 2007
Long-term

Asset backed securities repriced monthly	$3,000,000
Municipal bonds	4,500,000
Total debt securities	7,500,000

Preferred Stock	-
Total equity securities	-

Total available-for-sale securities	$7,500,000

As of December 31, 2007, the carrying value of available-for-sale securities approximated fair value and accordingly, there were no unrealized gains or losses relative to available-for-sale securities.

We previously held investments in auction rate securities (“ARS”) in the form of asset backed securities.  In accordance with FAS 157, we recorded temporary impairment within other comprehensive loss during the first quarter of 2008 due to temporary market failures and illiquidity first experienced during the first quarter of 2008 (due to auction failures).  During the fourth quarter of 2008 all of the ARS securities previously held by the company were sold at par and all accumulated interest was paid in connection with the final settlement.  The company invested 100% of the proceeds in Government Backed Money Market securities.

During fiscal 2008, the ARS were classified within Level 3 as their valuation required substantial judgment and estimation of factors that were not currently observable in the market due to the lack of trading in the securities.  Management considered various factors to measure the ARS fair value including the credit quality of the ARS, rate of interest received since failed auctions began, yields of securities similar to the underlying ARS, input from broker-dealers, and general ARS market conditions.

The following table reconciles the beginning and ending balances for the Level 3 ARS for the year ended December 31, 2008:

Fair Value Measurements Using
Significant Unobservable Inputs

Beginning balance as of January 1, 2008	$7,500,000
Total gains or losses (realized/unrealized)	-
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	-
Purchases, issuances, and settlements	(7,500,000)
Transfers in and/or out of Level 3	-
Ending Balance as of December 31, 2008	$-

NOTE 5 – INVENTORIES:

Our inventories consist of the following at December 31, 2008 and 2007:

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

	December 31,
	2008	2007

Raw materials	$124,849	$213,645

Work-in-process	32,340	1,254,746

Total inventory	$157,189	$1,468,391

During 2008 and 2007, we reduced the carrying value to lower-of-cost-or-market of inventory that was not technologically current or that was directly associated with our remotely controlled vehicle development by $0.5 million and $1.5 million, respectively. These expenses were charged to cost of revenue.  In addition, in 2007, we recorded a provision for loss on non-government contracts of $1.4 million primarily associated with the development of a new technology.  This provision reduced work-in-process inventory and was charged to cost of revenue.  During 2008 and 2007, we applied a portion of reserves for loss on projects to write off capitalized costs for approximately $1.46 million and $437,000, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT:

Property and Equipment consist of the following as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

Land and buildings	$2,072,215	$-

Equipment	3,214,640	2,717,940

Furniture and building improvements	1,107,245	1,036,178

Software	787,331	753,947

Total	7,181,431	4,508,065

Less accumulated depreciation and amortization	(3,657,790)	(2,907,178)

Net property and equipment	$3,523,641	$1,600,887

Included in property and equipment are assets under capitalized lease agreements with an aggregate cost of $58,112 and $70,631, and related accumulated amortization of $53,551 and $50,155 as of December 31, 2008 and 2007, respectively.  Amortization expense for these assets was $13,829, $22,709, and $33,194 for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS:

We test goodwill and indefinite lived intangibles for impairment as of October 1st of each year. In 2006, due to a significant reduction in sales volume and negative cash flows, we revised the five-year earnings forecast and projected cash flows for our North Star reporting segment. The projected cash flows were considered in determining the fair value of goodwill and indefinite lived intangible assets. Due to a decline in projected cash flows, the company also performed assessments of the carrying value of North Star’s goodwill and tradename indefinite lived intangible assets. This assessment consisted of estimating the asset’s fair value and comparing the estimated fair value to the carrying value of the asset. The company estimated the goodwill asset’s fair value through the use of an average of the Capitalization of Gross Revenues and Goodwill/Revenue methods to value the revenue generated because the analyses are made independent of direct reference to the reporting unit’s actual performance projected cash flows based upon projected revenue streams over the life of the asset, discounted at rates consistent with the risk of the related cash flows. The North Star tradename intangible asset’s fair value was estimated through an analysis of the projected cash flows. Based on these analyses, the company determined that the fair values of its goodwill and tradename intangible assets were below their carrying value and recorded an impairment charge of approximately $1,488,000 for goodwill and $603,000 for the tradename.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Intangible assets consist of the following as of December 31, 2008 and 2007:

	As of December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Intangible Assets Subject to Amortization
Patent	$34,000	$28,900	$5,100
Technological Know-How	212,000	180,200	$31,800
Intangible Assets Net	$246,000	$209,100	$36,900

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization
Patent	$34,000	$22,100	$11,900
Technological Know-How	212,000	137,800	74,200
Intangible Assets Net	$246,000	$159,900	$86,100

Amortization expense related to amortizable intangibles was approximately $49,000, $49,000 and $49,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated amortizable life for Patents and Technological Know-How is five years.  The remaining net carrying amount will be fully expensed in 2009.

NOTE 8 – STOCKHOLDERS’ EQUITY:

    PREFERRED STOCK:

On October 18, 2005, the company's Board of Directors approved the elimination of the 10% Series A convertible Preferred Stock. No shares of 10% Preferred Stock were outstanding. The Board also authorized the issuance of up to 950,000 of the company’s Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"). On October 27, 2005 the company sold an aggregate of 720,000 shares of the Series A Redeemable Convertible Preferred Stock with a stated value of $25 per share for aggregate gross proceeds of $18,000,000 (the "2005 Financing"). The net cash proceeds received from the 2005 Financing, after deducting placement agent fees and expenses and other expenses were approximately $16.6 million. Separately, we issued 101,667 warrants with a fair value of approximately $563,000 to the underwriters as additional compensation for this transaction.  The company used a portion of the net proceeds from the 2005 Financing to repay the then outstanding $2.9 million principal amount note payable to the company's former Chairman of the Board under its revolving credit facility. During 2006, 30,000 shares of Series A Preferred Stock were converted into 62,500 shares of common stock. At December 31, 2007, 690,000 shares of the Series A Preferred Stock were outstanding.  In 2008, there were also conversions of Series A Preferred Stock, which are more fully explained below.  As a result of the conversions and exchanges of Series A Preferred Stock described below, there are 135,572 shares outstanding at December 31, 2008.

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

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares (the "Conversion Shares") of common stock equal to the liquidation preference (plus any accrued and unpaid dividends for periods prior to the dividend payment date immediately preceding the date of conversion by the holder) divided by the conversion price (initially $12.00 per share, subject to adjustment in the event of a stock dividend or split, reorganization, recapitalization or similar event.)  If the closing sale price of the common stock is greater than 140% of the conversion price on 20 out of 30 trading days, the company may redeem the Series A Preferred Stock in whole or in part at any time through October 31, 2010, upon at least 30 days' notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the shares to be redeemed, plus accrued and unpaid dividends thereon to, but excluding, the redemption date, subject to certain conditions.  In addition, beginning November 1, 2010, the company may redeem the Series A Preferred Stock in whole or in part, upon at least 30 days' notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the Series A Preferred Stock to be redeemed, plus accrued and unpaid dividends thereon to, but excluding, the redemption date, under certain conditions. We have paid dividends on our Series A Preferred Stock in the form of common stock. For the payment of dividends in 2008, we issued 534,412 shares of common stock with a market value of approximately $550,000, and paid cash dividends of approximately $278,000.  The payment of dividends on February 1, 2009 of approximately $55,000 was made in cash.

During the second and third quarters of 2008, at the request of preferred stock holders pursuant to the terms of 6.5% Series A Convertible Preferred Stock, the company issued 25,001 and 56,934 shares of common stock upon the holder’s conversion of 12,000 and 27,328 shares of Series A Preferred Stock.

During the fourth quarter of 2008, the company exchanged 515,100 shares of Series A Preferred Stock for 5,151,000 shares of common stock. The company accounted for the transaction pursuant to EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”, ("EITF Topic D-42"), and SFAS No. 84, “Induced Conversions of Convertible Debt”, ("SFAS No. 84").  The exchanges were made at terms other than the original conversion terms, therefore the Company recorded a charge (stock dividend) to accumulated deficit of approximately $3.3 million, which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms.  Furthermore, the historical carrying value of the Series A Preferred Stock exchanged was reclassified within paid-in capital at the time of conversion.

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

    STOCK BASED AWARDS AND WARRANTS:

At December 31, 2007, Applied Energetics adopted an Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”) and an 2004 Stock Incentive Plan as amended (“2004 Plan”) both of which provides for the grant of any or all of the following types of awards: (1) stock options, (2) restricted stock, (3) deferred stock (4) stock appreciation rights and (5) other stock-based awards, including restricted stock units, for periods up to 10 years. Stock options granted under the plans are generally for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Options granted to employees will generally vest over two to four years. All options granted have a contractual life of 5 years from the grant date. Restricted stock granted under the plans to employees generally vest immediately and/or over a period of up to four years. Some restricted stock granted under the plans vest only upon meeting certain departmental or company-wide performance goals. Both restricted stock and options granted to non-employee directors generally vest immediately on the date of grant. We have, from time to time, also granted non-plan options to certain officers, directors and employees. Total stock-based compensation expense for grants to officers, directors, employees and consultants was approximately $3.7 million, $4.6 million and $3.3 million for the years ended December 31, 2008, 2007 and 2006, respectively which was charged to general and administrative expense. We have a practice of issuing new stock to satisfy the exercises of stock options and the vesting of restricted stock.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

At December 31, 2008, 2007, and 2006, there were outstanding options to purchase 4.8 million, 5.1 million, and 5.6 million shares, respectively, of common stock. We also had outstanding warrants to purchase 1.1 million, 1.1 million, and 1.6 million shares of common stock for the same respective dates.  Additionally, as of December 31, 2008 and 2007 respectively, there were 984,177 and 1,357,950 unvested restricted stock units and grants outstanding.

On June 28, 2005, our stockholders approved an amendment to the company's 2004 Plan to (i) increase the number of shares of the company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of Common Stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares. As of December 31, 2008, 2007, and 2006, options to purchase 3,684,223, 3,976,661, and 3,953,848 shares, respectively, were outstanding under this plan. Additionally, as of December 31, 2008 and 2007 respectively, there were 298,166 and 383,000 unvested restricted stock units outstanding under this plan.

On September 10, 2007, the stockholders of Applied Energetics approved the adoption of the company’s 2007 Plan.  A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan; provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan. As of December 31, 2008, options to purchase 25,000 shares were outstanding under this plan. Additionally, as of December 31, 2008, 967,090 shares of restricted stock had been issued under this plan.  There were 636,011 and 899,950 shares of unvested restricted stock outstanding as of December 31, 2008 and 2007 respectively under this plan.  Grants from the 2007 Plan can be either service based, where the grant vests with the passage of time, or performance based, where the grant vests based on the attainment of a pre-defined company or departmental goal.

The fair value of Restricted Stock and Restricted Stock Units was estimated using the closing price of our Common Stock on the date of award and fully recognized upon vesting.

The fair value of option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	For the year ended December 31,
	2008	2007	2006
Weighted average grant date fair value of grants	$1.36	$1.94	$2.01
Expected volatility	67.25%	46.0% - 46.0%	38.44% - 48.61%
Expected dividends	0%	0%	0%
Expected term (years)	2.5 - 3.0	4.0 - 4.0	1.5 - 4.0
Risk free rate	2.24%	4.67%	4.57% - 4.96%

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The following table summarizes the activity of our stock options for the years ended December 31, 2007 and 2008:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2005	3,481,615	$4.30
Granted	4,061,850	$6.83
Exercised	(1,357,635)	$2.72
Forfeited	(623,357)	$8.14

Outstanding at December 31, 2006	5,562,473	$6.10
Granted	456,500	$4.66
Exercised	(478,250)	$0.82
Forfeited or Expired	(428,687)	$7.28

Outstanding at December 31, 2007	5,112,036	$6.37
Granted	75,000	$2.65
Exercised	-	$0.00
Forfeited or Expired	(354,188)	$6.83

Outstanding at December 31, 2008	4,832,848	$6.30

Exercisable at December 31, 2008	4,208,871	$6.22

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 were $2.4 million and $13.6 million, respectively. As of December 31, 2008, the aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of options outstanding as well as options exercisable was $0 as no options were in-the-money. As of December 31, 2008 and 2007, the weighted average remaining contractual life of options outstanding and options exercisable was 2.19 and 3.21 years, respectively. At December 31, 2008, there was approximately $1.0 million of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures. The cost is expected to be recognized on a weighted-average basis over a period of approximately 1.53 years.  During the fourth quarter ended December 31, 2007, we changed the estimate of the number of outstanding option grants for which the requisite service is not expected to be rendered, which represents management’s best estimate based on information available resulting in a change in estimated forfeiture rate. The effect of the change increased net loss for the year ended December 31, 2007 by approximately $95,000 (less than $.01 per share).

The following table summarizes the activity of our restricted stock units and restricted stock grants for the year ended December 31, 2008:

		Weighted Average Grant
		Date
	Shares	Fair Value

Unvested at December 31, 2007	1,357,950	$3.27
Granted	280,434	$1.86
Vested	(601,531)	$2.94
Forfeited	(52,676)	$2.40
Unvested at December 31, 2008	984,177	$3.12

As of December 31, 2008 and 2007, there was approximately $2.1 million and $3.3 million, respectively, of unrecognized stock-based compensation related to unvested restricted stock awards, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 3.58 years. Of the 984,177 restricted stock units and restricted stock grants unvested at December 31, 2008, 939,532 will vest based solely on the continued employment of the grantee, and 44,645 will vest on the achievement of certain named administrative and departmental objectives.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Compensation expense recorded for shares and options delivered to non-employees for the years ended December 31, 2008, 2007 and 2006 was approximately $80,725, $55,000 and $286,000, respectively, which was charged to operating expenses with offsetting entries to additional paid-in capital or pre-paid assets.

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

Warrant activity is summarized as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term
	Shares	Exercise Price	(years)

Outstanding and Exercisable at December 31, 2005	589,827	$2.59

Warrants Issued	989,938	$8.96
Warrants Exercised	(20,000)	$0.63

Outstanding and Exercisable at December 31, 2006	1,559,765	$6.66

Warrants Exercised	(418,160)	$0.63

Outstanding and Exercisable at December 31, 2007	1,141,605	$8.86

Warrants Exercised	-	$0.00

Outstanding and Exercisable at December 31, 2008	1,141,605	$8.86	2.31

NOTE 9 – SIGNIFICANT CUSTOMERS:

The majority of our customers are either the Government or contractors to the Government and represent 87%,  98%, and 96% of revenue for 2008, 2007, and 2006, respectively. Government sourced customers represent approximately 78% and 77% of our account receivable as of December 31, 2008 and 2007, respectively.

NOTE 10 – RETIREMENT PLANS:

We established a 401(k) plan for the benefit of our employees. Employees are eligible to contribute to their 401(K) accounts through payroll deductions. In 2007, we implemented an employer match benefit effective January 1, 2007, where we match 50% of the employees’ 401(K) contribution up to 3% of their eligible compensation. The employer match expense was approximately $156,000 and $135,000 in 2008 and 2007 respectively. In 2006, the company did not contribute to the 401(k) plan. The assets of the plan are held by a third party trustee. Plan participants may direct the investment of their funds among one or more of the investment choices available to participants.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

    OPERATING LEASES:

In Tucson, Arizona, we lease office, manufacturing and storage space under three non-cancellable operating lease agreements.  Our principal office, manufacturing, storage, and primary research and development facility was leased at an annual rental of approximately $336,000. On February 6, 2008, we entered into an agreement to purchase this property from Columbia Tucson, LLC (“CT”), which we previously leased from CT. The purchase price of the Property was approximately $2.2 million, which approximated fair value.  The fair value of the real estate purchased was reasonably and objectively determined, the real estate had been held by CT for a period of more than five years and was of the type that could be expected to appreciate in value.  CT has no continuing involvement or ownership in the real estate after the sale. Joseph Hayden and Steven McCahon, executive officers, Robert Howard and Thomas Dearmin, principal stockholders and former executive officers and directors, another former executive officer and certain family members of Mr. Howard own all of the membership interests of CT. During 2008, 2007 and 2006, we paid rent of approximately $39,000, $336,000, and $330,000 respectively, to CT for the use of this property. Upon completion of the purchase transaction, the lease obligations as described were terminated.

On September 16, 2005 we took possession of additional manufacturing space that has a monthly rental of approximately $5,100, which escalates to $5,311 per month effective July 2008, under a lease that expires June 30, 2009.

In February 2006, we consolidated our executive and administrative offices into one location, which is proximate to our Tucson research and development facility. Effective December 2006, we entered into a lease agreement for this property and we exercised our option to extend this lease to January 2010 with monthly rents of approximately $7,000 accelerating to approximately $7,400 in the final year of the lease.

In connection with the relocation of our North Star operations, on June 1, 2006 we commenced a 3-year non-cancellable, renewable operating lease at a monthly rent of approximately $5,300 with annual escalations which increased monthly rent to $5,600. We are also responsible for certain property related costs, including insurance, utilities and property taxes.

In June 2007, we commenced a 3-year non-cancellable, renewable operating lease for office and manufacturing space, in Earth City, MO, at a monthly rent of approximately $6,000. We are also responsible for certain property related costs, including insurance, utilities and property taxes.

We account for escalation provisions contained in our leases by a straight line amortization of the rent expense over the term of the leases.

Rent expense was approximately $457,000, $910,000, and $906,000 for 2008, 2007 and 2006, respectively.

Future annual minimum lease payments at December 31, 2008 under these operating lease agreements are as follows:

Years ending December 31,	Amount

2009	$220,072
2010	37,247
Total	$257,319

    CAPITAL LEASES:

We rent office equipment under capital lease agreements with $839 in monthly payments.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Future annual minimum lease payments under these leases are:

Years ending December 31,	Amount

2009	$2,047

Total payments	2,047
Less interest	(19)
Total principal	2,028
Less: Current portion of capital lease obligations	(2,028)
Long-term capital lease obligations	$-

   GUARANTEES:

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity.  The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited.  However, we maintain a director's and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid.  As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2008, 2007, and 2006.

LITIGATION:

In July 2006, two class action complaints were filed by George Wood and Raymond Deedon against Applied Energetics, Inc. (formerly Ionatron, Inc.) and its founders. Each of the class actions was filed in the United States District Court for the District of Arizona and allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, claiming that we issued false and misleading statements concerning the development of its CIED product. The court consolidated these cases, and a consolidated amended complaint was served. The action has been dismissed against Joseph C. Hayden and Stephen W. McCahon with prejudice, and is proceeding against us and the remaining defendants. We are unable to evaluate the likelihood of an unfavorable outcome in this matter or estimate the range of potential loss, if any. However, we intend to defend ourselves vigorously in these legal proceedings.

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

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 12 – INCOME TAXES:

The components of the provision for income taxes for the years ended December 31, 2008, 2007, and 2006 are as follows:

	December 31 ,
	2008	2007	2006
Current:
Federal	$-	$-	$-
State	-	-	-
Total Current	-	-	-

Deferred:
Federal	-	-	(39,151)
State	-	-	(8,840)
Total Deferred	-	-	(47,991)

Total provision (benefit) for income taxes	$-	$-	$(47,991)

The reconciliation of the difference between income taxes at the statutory rate and the income tax provision for the years ended December 31, 2008, 2007 and 2006 is as follows:

	December 31 ,
	2008	2007	2006

Computed tax at statutory rate	$(2,964,672)	$(4,645,682)	$(5,970,524)
State taxes	(555,919)	(923,960)	(1,107,849)
Change in valuation allowance	3,283,073	5,843,246	7,273,786
SFAS 123(R) Restricted Stock shortfalls	229,115	-	-
Credits	-	-	(541,376)
Other	8,403	(273,604)	297,972
Provision (Benefit) For Taxes	$-	$-	$(47,991)

Deferred tax assets (liabilities) consist of the following:

	December 31 ,
	2008	2007	2006
Deferred Tax Assets:
Accruals & Reserves	$267,790	$1,701,836	$1,117,998
Depreciation and Amortization	359,533	296,716	(100,073)
Tax Credit Carryforwards	847,895	847,895	1,091,593
Net Operating Loss	13,660,498	9,722,868	15,979,092
Capital Loss Carryforwards	-	-	176,935
Goodwill Amortization	437,135	476,900	517,140
SFAS 123(R) Stock Compensation NQSO	4,009,662	3,253,225	1,309,332
Valuation Allowance	(19,582,513)	(16,299,440)	(20,092,017)
Total Deferred Tax Assets	$-	$-	$-

We believe that sufficient uncertainty exists regarding the future realization of our deferred tax assets and thus a full valuation allowance is required.  The valuation allowance for the year ended December 31, 2008 increased by approximately $3.3 million due to changes in deferred tax assets from continuing operations.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

As of December 31, 2008, we have cumulative federal and Arizona net operating loss carryforwards of approximately $67 million and $38 million, respectively, which can be used to offset future income subject to taxes.  Federal net operating loss carryforwards begin to expire in 2020.  Arizona net operating loss carryforwards begin to expire in 2010.  Included in federal net operating loss carryforwards is approximately $27.1 million from USHG related to pre-merger losses. In addition, approximately $7 million of the federal net operating loss carryforwards are related to stock based compensation that will be credited to additional paid in capital when realized.  Upon adoption of SFAS 123(R) we reduced our gross deferred tax assets and related valuation allowance by stock compensation related deferred tax assets.  We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2008, we had cumulative unused research and development tax credits of approximately $435,000 and $413,000 which can be used to reduce future federal and Arizona income taxes, respectively.  As of December 31, 2008, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000.  The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

Utilization of our USHG pre-merger net operating loss carryforwards and tax credits is subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization.

As noted in Note 1, we adopted the provisions of FIN 48 on January 1, 2007.  At the adoption date of January 1, 2007 and at December 31, 2007, we had unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

FIN 48 Rollforward
Balance at January 1, 2007	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2007	9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2008	$9,635,824

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits.  If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

The company considers the U.S. and Arizona to be major tax jurisdictions.  As of December 31, 2008, for federal tax purposes the tax years 1998 through 2008 and for Arizona the tax years 2004 through 2008 remain open to examination.  The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2008, we had no accrued interest or penalties related to our unrecognized tax benefits.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION:

	Year Ended December 31,
	2008	2007	2006
Cash Paid During the Year For:
Interest	$2,099	$2,838	$13,001
Income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities:

Equipment purchased under capitalized lease	$-	$-	$19,854
Shares consumed in cashless exercises of options and warrants	-	90,365	100,802
Conversion of Series A Preferred Stock	5,232,935	-	62,500

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 14 – QUARTERLY OPERATING RESULTS (UNAUDITED):

Quarterly operating results for 2008 and 2007 were as follows:

	1st	2nd	3rd	4th
2008
Revenues	$1,961,090	$5,677,998	$4,014,302	$4,960,821
Gross profit (loss)	220,982	488,544	224,340	(194,473)
Operating loss	(3,545,004)	(984,859)	(1,844,398)	(2,980,747)
Net loss attributable to common stockholders	$(3,591,570)	$(1,101,538)	$(1,998,502)	$(6,244,846)

Weighted average number of shares outstanding, basic and diluted	80,404,613	80,594,626	80,628,098	81,528,544

Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.02)	$(0.08)

2007
Revenues	$2,070,610	$3,149,173	$3,608,584	$3,575,261
Gross profit (loss)	(141,299)	13,570	(2,032,981)	90,403
Operating loss	(2,740,829)	(2,612,827)	(5,509,395)	(4,216,033)
Net loss attributable to common stockholders	$(2,653,106)	$(2,546,440)	$(5,463,084)	$(4,181,561)

Weighted average number of shares outstanding, basic and diluted	78,171,874	78,741,988	79,107,767	79,684,826

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.05)

During the second quarter of 2008, the company secured a CIED contract with the U. S. Marines of approximately $9.0 million, which led to increased revenues for the second and third quarter from this product line.  During the third and fourth quarters of 2008, the ARDEC contract received from the U. S. Army of approximately $4.5 million began to ramp up as the CIED revenue leveled off.  During the fourth quarter of 2008, our HV product line completed various contracts amounting to $1.8 million in revenues, which relieved inventory.  Additionally, in the fourth quarter of 2008, the company wrote off obsolete CIED equipment amounting to a charge of approximately $561,000, which further relieved inventories.

During 2007, the company elected to end the ongoing development of certain automated vehicle technologies. Therefore during the third quarter 2007, we reduced the carrying value of certain inventories connected to this CIED remote vehicle development. This resulted in a third-quarter 2007 inventory write-down to the lower-of-cost-or-market of $1.1 million. Additionally during the third-quarter 2007, the company disclosed a $1.1 million loss on a development contract for a new proprietary high-voltage product with a significant aerospace customer. This was increased by $ 193,000 in the fourth-quarter of 2007.

NOTE 15 – SUBSEQUENT EVENTS (UNAUDITED):

On February 5, 2009, the Company commenced an exchange offer pursuant to which it offered its employees and members of the Board of Directors of the Company the opportunity to exchange options to purchase shares of the Company’s common stock outstanding under the Company’s 2004 Stock Incentive Plan for new options.  In exchange for the cancellation of the outstanding options, the Company offered to issue new options equal to fifty percent (50%) of the number of shares subject to the cancelled options.  The new options, which were granted under the 2004 Stock Incentive Plan as non-qualified options, vested immediately upon the date of the grant and are exercisable at $0.50 per share for a three (3) year period from the date of grant.  The Company accepted for exchange and cancelled eligible options to purchase an aggregate of 3,502,536 shares of the Company’s common stock on March 6, 2009.  Subject to the terms and conditions of the offer, on March 9, 2009, the Company granted new options to purchase 1,751,269 shares of its common stock in exchange for the eligible options validly tendered and accepted for exchange and cancelled.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The exchange and cancellation will be accounted for as a modification of the terms of the cancelled awards.  The new options vest immediately, therefore all remaining unrecognized compensation cost of the original option issuances (for unvested options) plus incremental cost of the exchange and cancellation will be recognized during the first quarter of 2009.