Form 10-Q
period 2009-03-31
APPLIED ENERGETICS, INC.
filed 2009-05-11
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

OR

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of May 7, 2009, there were 86,543,672 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,282,987	$15,467,386
Accounts receivable	1,327,686	2,727,853
Inventory	251,794	157,189
Prepaid expenses and deposits	337,392	495,718
Other receivables	193,649	17,183
Total current assets	17,393,508	18,865,329
Long term receivables - net	253,130	253,130
Property and equipment - net	3,337,005	3,523,641
Intangible assets - net	24,600	36,900
Other assets	15,972	29,089
TOTAL ASSETS	$21,024,215	$22,708,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$558,133	$883,228
Estimated loss on uncompleted contract	98,239	98,239
Accrued expenses	555,500	326,697
Accrued compensation	1,548,116	1,048,774
Customer deposits	81,381	11,565
Billings in excess of costs	1,774	-
Current portion of capital lease obligations	-	2,028
Total current liabilities	2,843,143	2,370,531
Deferred rent	-	4,049
Total liabilities	2,843,143	2,374,580

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;135,572 shares issued and outstanding at March 31, 2009 and at December 31, 2008	136	136
Common stock, $.001 par value, 125,000,000 shares authorized; 86,527,672 shares issued and outstanding at March 31, 2009 and 86,370,026 shares issued and outstanding at December 31, 2008	86,520	86,370
Additional paid-in capital	74,813,023	73,936,085
Accumulated deficit	(56,718,607)	(53,689,082)
Total stockholders’ equity	18,181,072	20,333,509
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,024,215	$22,708,089

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2009	2008

Revenue	$2,587,398	$1,961,090

Cost of revenue	2,401,446	1,740,108

Gross profit	185,952	220,982

Operating expenses:
General and administrative	2,435,723	3,365,464
Selling and marketing	238,023	38,584
Research and development	517,661	361,938
Total operating expenses	3,191,407	3,765,986

Operating loss	(3,005,455)	(3,545,004)

Other (expense) income
Interest expense	(19)	(1,313)
Interest income	31,027	249,828
Other	-	10
Total other	31,008	248,525

Net loss	(2,974,447)	(3,296,479)

Preferred stock dividends	(55,076)	(295,091)

Net loss attributable to common stockholders	$(3,029,523)	$(3,591,570)

Net loss per common share – basic and diluted	$(0.04)	$(0.04)

Weighted average number of shares outstanding, basic and diluted	86,444,383	80,404,613

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,974,447)	$(3,296,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,148	237,888
Loss on equipment disposal	559	-
Deferred rent adjustment on purchase of premises	-	118,594
Non-cash stock based compensation expense	877,089	1,349,361
Changes in assets and liabilities:
Accounts receivable	1,400,167	1,415,842
Other receivable	(176,466)	(112,833)
Inventory	(94,605)	(863,520)
Prepaid expenses and deposits	171,443	118,367
Accounts payable	(325,095)	(563,443)
Billings in excess of costs	1,774	306,509
Accrued expenses, deposits and deferred rent	793,912	(515,535)
Net cash used in operating activities	(130,521)	(1,805,249)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase)/disposal of land, building and equipment	3,226	(2,324,513)
Net cash (used in)/provided by investing activities	3,226	(2,324,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid (preferred stock)	(55,076)	-
Principal payments on capital lease obligations	(2,028)	(5,527)
Net cash used in financing activities	(57,104)	(5,527)

Net decrease in cash and cash equivalents	(184,399)	(4,135,289)

Cash and cash equivalents, beginning of period	15,467,386	14,981,192

Cash and cash equivalents, end of period	$15,282,987	$10,845,903

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of March 31, 2009 (collectively, "company," "Applied Energetics," "we," "our" or "us").  All intercompany balances and transactions have been eliminated.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three-month period ended March 31, 2009, may not be indicative of the results for the entire year.  The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other estimates that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.  Such estimates and assumptions could change in the future, as more information becomes known which could impact the amounts reported and disclosed herein.  Significant estimates include revenue recognition under the percentage of completion method of contract accounting, estimate to forecast loss on a contract under the completed contract method of accounting, the valuation of inventory, and estimate to forecast expected forfeiture rate on stock-based compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Statement of Financial Accounting Standard (“SFAS”) No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board (“APB”) Opinion No. 28 “Interim Financial Reporting”.  SFAS 107-1 is intended to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies.  This statement is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

In November 2007, the FASB Emerging Issues Task Force (“EITF”) issued EITF 07-5, Determining Whether an instrument is Indexed to an Entity’s Own Stock. As a result of EITF 07-5, freestanding warrants and certain other instruments containing protective features, which provide for adjustments to the exercise or conversion price if the entity subsequently issues shares or other equity-related contracts to a new investor with more favorable pricing, will no longer be eligible to be recorded in equity. EITF 07-5 became effective for us on January 1, 2009. EITF 07-05 has not impacted us to date as we have no outstanding instruments that contain these protective features. We will assess the impact of EITF 07-5 if and when we issue instruments that contain these protective features.

CASH AND MARKETABLE SECURITIES

At March 31, 2009, we had approximately $15.3 million of cash and cash equivalents.   Our cash position decreased during the first three months of 2009 by approximately $184,000.  During the first three months of 2009, operating activities used $131,000 in cash.

We anticipate that short-term and long-term funding needs will be provided by the cash flows from current and future contracts and existing cash and cash equivalents.  We determined that we have sufficient working capital to fulfill existing contracts and expected contracts in 2009 and 2010.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

2.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2009	December 31, 2008

Contracts receivable	$1,173,156	$1,677,929

Costs and estimated earnings on uncompleted contracts	154,530	1,049,924

	1,327,686	2,727,853
Less:
Allowance for doubtful accounts	-	-

Total	$1,327,686	$2,727,853

Long term receivable, net (contract retention)	253,130	253,130
	$1,580,816	$2,980,983

Contracts receivable at March 31, 2009 and December 31, 2008 are expected to be collected within a year.

Costs and Estimated Earnings on Uncompleted Contracts
	March 31, 2009	December 31, 2008

Costs incurred on uncompleted contracts	$20,575,799	$20,118,499
Estimated earnings	1,600,620	1,564,814

Total billable costs and estimated earnings	22,176,419	21,683,313
Less:
Billings to date	22,023,663	20,633,389

Total	$152,756	$1,049,924

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$154,530	$1,049,924
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,774)	-

Total	$152,756	$1,049,924

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

3.         INVENTORY

Our inventories consist of the following:

	March 31, 2009	December 31, 2008
Raw materials	$155,896	$124,849
Work-in-process	95,898	$32,340

Total	$251,794	$157,189

4.         PROPERTY AND EQUIPMENT

Our property and equipment consist of the following:

	March 31, 2009	December 31, 2008

Land and buildings	$2,072,215	$2,072,215

Equipment	2,798,860	3,214,640

Furniture and building improvements	1,107,245	1,107,245

Software	875,298	787,331

Total	6,853,618	7,181,431

Less accumulated depreciation and amortization	(3,516,613)	(3,657,790)

Net property and equipment	$3,337,005	$3,523,641

Periodically, we evaluate general impairment of assets.  As an element of our annual business planning process  conducted in the fourth quarter of each year, we consider expected revenues and resulting cash flow from operations. Revenue planning is based upon actual and expected contract awards as the majority of our revenues are sourced from Government contracts. During this process, we evaluate the current carrying values of all long-lived assets on our books.  We compare these values against business plans to determine if carrying values are recoverable.

Our most recent asset impairment test was performed on February 18, 2009, when we determined that as of December 31, 2008 the net book values of long-lived assets were recoverable through expected undiscounted business cash flows based on anticipated and actual future revenue bookings and backlog. We will continue to evaluate the carrying values in the future.  We evaluate impairments as such circumstances warrant.

 APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

5.	SHARE-BASED COMPENSATION

Share-Based Compensation – Employees and Directors

For the three months ended March 31, 2009 and 2008, share-based compensation expense totaled $877,000 and $1.35 million, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance. During the three months ended March 31, 2009, we granted 105,000 shares of restricted stock to one newly hired employee and two non-employee consultants, which vest up to 3 years.  The weighted average fair value of the restricted stock grants of $0.24 per share is being expensed over the requisite service period.  Additionally, during the three months ended March 31, 2009, we granted options to purchase an aggregate of 800,000 shares of our common stock in connection with a contract extension to our then President, Chief Executive Officer and Chairman of the Board.  These options have a weighted average exercise price of $0.50 and all of these options have now vested fully.

The compensation committee determined to offer employees the right to exchange their “out of the money” options for new three-year, fully vested options with an exercise price of $0.50 per share.  The exchange offer was affected in lieu of broad based equity compensation grants in 2008.  In connection with the exchange offer, which was completed on March 9, 2009, employees and members of the board were offered the right to exchange two existing options for one new option.  In the exchange offer, the company issued 1,751,269 new options in exchange for 3,502,536 old, 2004 Plan options.  The associated non-cash expense for this exchange was approximately $400,000.

On March 31, 2009, the company and Dana A. Marshall entered into a separation agreement (the “Separation Agreement”) pursuant to which Mr. Marshall no longer serves as President, Chief Executive Officer or Chairman of the Board. Pursuant to the terms of the Separation Agreement, Mr. Marshall has received a $135,000 lump sum payment and will receive twelve (12) monthly payments of $29,167.  In addition, the company agreed to accelerate the vesting of 137,500 unvested shares of restricted stock and unvested options to purchase 800,000 shares of common stock.  As such, all of Mr. Marshall’s equity awards were modified pursuant to the SFAS No. 123(R), “Share-Based Payment”, and all appropriate charges have been expensed.

The weighted average grant-date fair value of all outstanding option grants was $0.35 and $2.20, per share, for the three months ended March 31, 2009 and 2008, respectively.  We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option-Pricing Model applying the assumptions in the following table.
	Three Months Ended March 31,
	2009	2008
Expected life (years)	2 years	4 years
Dividend yield	0.0%	0.0%
Expected volatility	67.3%	65.0%
Risk free interest rates	1.3%	2.8%
Weighted average fair value of options at grant date	$0.35	$2.20

During the three months ended March 31, 2009, 272,427 shares of restricted stock vested and 31,500 shares of restricted stock were forfeited, no options were exercised, 3,502,536 were tendered to us for cancellation in the exchange offer and 1,191,062 options were forfeited.  As of March 31, 2009, $1.4 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted average period of approximately 1.5 years.  Due to the exchange offer and forfeitures, all SFAS No. 123(R) expense for outstanding options has been included in current or prior Statements of Operations.

Warrants – Non-Employees

At March 31, 2009 and December 31, 2008 there were outstanding warrants to purchase approximately 1.1 million and 1.1 million shares of common stock, respectively, which were either (i) issued in connection with the August 2007 financing, (ii) issued to outside consultants, or (iii) outstanding prior to our reverse merger in March 2004.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

6.         COMPREHENSIVE LOSS

Total comprehensive loss consisted of the following:

	Three Months Ended March 31,
	2009	2008

Comprehensive Loss
Net loss	$(2,974,447)	$(3,296,479)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	-	(375,000)

Total	$(2,974,447)	$(3,671,479)

7.         SIGNIFICANT CUSTOMERS

Approximately 100% and 90% of revenues for the three-month periods ended March 31, 2009 and 2008, respectively, are generated from either the U.S. Government or contractors to the U.S. Government.  Ten percent of our 2008 revenue was generated from customers within the aerospace, high-voltage and technology industries.

8.	NET LOSS PER SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net income (loss) per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months ended March 31, 2009 and 2008, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Three Months Ended March 31,
	2009	2008

Options to purchase common shares	2,690,519	4,882,036
Warrants to purchase common shares	1,091,605	1,141,605
Unvested restricted stock units	339,742	1,357,950
Convertible preferred stock	135,572	690,000

Total potentially dilutive securities	4,257,438	8,071,591

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

9.	DIVIDENDS

As of March 31, 2009, we had 135,572 shares of our 6.5% Series A Convertible Preferred Stock outstanding.  A dividend was declared and paid in cash on May 1, 2009 to the holders of record as of April 15, 2009.

Dividends on Preferred Stock are accrued when the amount and kind of the dividend is determined and  are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock, at the discretion of the company.

10.	COMMITMENTS AND CONTINGENCIES

LITIGATION

In July 2006, two class action complaints were filed by George Wood and Raymond Deedon against Applied Energetics, Inc. (formerly Ionatron, Inc.) and its founders. Each of the class actions was filed in the United States District Court for the District of Arizona and allege, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, claiming that we issued false and misleading statements concerning the development of our counter-IED product. The court consolidated these cases, and a consolidated amended complaint was served. The action has been dismissed against Joseph C. Hayden and Stephen W. McCahon with prejudice, and is proceeding against us and the remaining defendants. We are unable to evaluate the likelihood of an unfavorable outcome in this matter or estimate the range of potential loss, if any. However, we intend to defend ourselves vigorously in these legal proceedings.

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

11.	SUBSEQUENT EVENTS

On April 24, 2009, the Board approved a reorganization plan, which included the closing of our St. Louis, Missouri operation and included a reduction in force of 22%. In connection with this reorganization, Joseph Hayden was appointed Chief Operating Officer and principal executive officer.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws.  Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated”, “estimates", "plans", "strategy", "target", "prospects" or "continue".  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A.  (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2008.  In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

OVERVIEW

Applied Energetics is a developer and manufacturer of applied energy systems, primarily for military applications, utilizing our proprietary knowledge of high performance lasers, high-voltage electronics, advanced dynamic optics and atmospheric and plasma energy interactions.  We apply these technologies to deliver innovative solutions to urgent military missions, including neutralizing improvised explosive devices (“IEDs”) among other high priority missions of U.S. and allied military forces.  Additionally, we develop and manufacture high-voltage and laser products for government and commercial customers for a range of applications.

On March 28, 2009 James McDivitt, the then Lead Independent Director resigned from the Board for personal reasons.  On March 31, 2009, we entered into a separation agreement with Dana Marshall, resulting in Mr. Marshall no longer serving as our Chief Executive officer, President, Director and Chairman of the Board.  Pursuant to the terms of the Separation Agreement, Mr. Marshall has received a $135,000 lump sum payment and will receive twelve (12) monthly payments of $29,167.  In addition, we agreed to accelerate the vesting of 137,500 unvested shares of restricted stock and unvested options to purchase 800,000 shares of common stock.  On March 31, 2009, General James Feigley was appointed non-executive Chairman of the Board.

On April 24, 2009, the Board approved a reorganization plan, which included the closing of our St. Louis, Missouri operation and included a reduction in force of 22%. In connection with this reorganization, Joseph Hayden was appointed Chief Operating Officer and principal executive officer.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008:

	2009	2008
Revenue	$2,587,398	$1,961,090
Cost of revenue	2,401,446	1,740,108
General and administrative	2,435,723	3,365,464
Selling and marketing	238,023	38,584
Research and development	517,661	361,938
Other (expense) income:
Interest expense	(19)	(1,313)
Interest income	31,027	249,828
Other	-	10

Net loss	$(2,974,447)	$(3,296,479)

REVENUE

Revenue increased approximately $626,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, which was attributable to increases in revenue from Counter-IED projects of approximately $742,000 from the U.S. Marine Corps contract received in June 2008, and from our LGE projects of approximately $80,000 from a funded modification to the current contract.  These increases were offset by a reduction in revenue on High Voltage projects of $197,000.

COST OF REVENUE

Cost of revenue increased approximately $661,000 compared to the three months ended March 31, 2008, which was in line with the increase in revenues of 32% for the same period.  In 2008, cost of revenue included gains from the sale of inventory, which had previously been written down to lower of cost or market of $36,000.  Cost of revenue includes manufacturing labor, fringe and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $930,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  Salaries, benefits and temporary help decreased by $74,000, which is a result of reduced headcount of $472,000 offset by separation expenses of approximately $398,000.  In addition, non-cash employee compensation decreased by $466,000, operational expenses decreased by $85,000, insurance and professional fees decreased by $14,000, travel and related expenses decreased by $56,000 and depreciation and amortization decreased by $43,000.  Applied labor and overhead was favorable as a direct result of increased revenues and research and development activities of $192,000.

In connection with the re-organization plan approved by the Board in April, 2009, the company expects to experience a reduction in general and administrative expenses of approximately $1.2 million in the current year.

SELLING AND MARKETING

Selling and marketing expenses increased approximately $199,000 for the quarter ended March 31, 2009 from the same period in 2008, reflecting increased allocation of time of existing personnel and costs associated with professional conferences, exhibitions, marketing literature, and updated web content.

RESEARCH AND DEVELOPMENT

Internal research and development expenses increased approximately $156,000 during the three months ended March 31, 2009 as compared to the same period in 2008. The increase was primarily due to the additional staff and materials associated with the development of proprietary high voltage and laser technologies.

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

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the first quarter of 2009 was lower by approximately $218,000 from the same period of 2008 primarily due to the lower balance of invested funds and lower interest rates on our investments in 2009.

NET LOSS

Our operations for the three months ended March 31, 2009 resulted in a net loss of approximately $3.0 million, a reduction of approximately $322,000 compared to the $3.3 million loss for the same period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had approximately $15.3 million of cash and cash equivalents.  Our cash position decreased during the first quarter of 2009 by approximately $184,000.  During the first three months of 2009, we used $131,000 of cash in operating activities, which is comprised of our net loss of $3.0 million, plus adjustments in depreciation and amortization of $195,000, non-cash share-based compensation expense of $877,000 and loss on equipment disposal of $1,000.  Changes in assets and liabilities that provided cash include a decrease in accounts receivable of $1.4 million, in billings in excess of costs of $2,000 and in accrued expenses, deposits and deferred rent of $794,000, and decreases in prepaid expenses and deposits of $171,000.  Changes in assets and liabilities that used cash were increases in other receivables of $176,000 and in inventory of $95,000, and a decrease in accounts payable of $325,000.

As part of our total cash use during the first three months of 2009, investment activities provided approximately $3,000.  Financing activities used approximately $57,000 (primarily from the preferred stock cash dividend paid in February 2009).

We anticipate that short-term and long-term funding needs will be provided by the cash flows from current and future contracts and existing cash and cash equivalents.  We determined that we have sufficient working capital to fulfill existing contracts and expected contracts in 2009 and 2010.

BACKLOG OF ORDERS

At March 31, 2009, we had a backlog (workload remaining on signed contracts) of approximately $2.7 million to be completed within the next twelve months.  The backlog does not include proposals and contracts under negotiation at March 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended March 31, 2009, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.     EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Agreement and Complete and Full General Release by and between Dana A. Marshall and the Registrant dated March 31, 2009

10.2	Consulting Agreement between Dr. Stephen W. McCahon and the Registrant dated as of March 31, 2009.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By	/s/ Joseph C. Hayden
Joseph C. Hayden
Chief Operating Officer and Principal Executive Officer

Date:  May 11, 2009