Form 10-Q
period 2009-06-30
APPLIED ENERGETICS, INC.
filed 2009-08-10
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

OR

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number 001-14015

APPLIED ENERGETICS, INC.
________________________________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 5, 2009, there were 86,424,948 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,235,875	$15,467,386
Accounts receivable	1,182,470	2,727,853
Inventory	271,006	157,189
Prepaid expenses and deposits	207,955	495,718
Insurance receivable	5,654,695	12,788
Other receivables	269,032	4,395
Total current assets	20,821,033	18,865,329
Long term receivables - net	-	253,130
Property and equipment - net	3,049,782	3,523,641
Intangible assets – net	12,300	36,900
Other assets	10,000	29,089
TOTAL ASSETS	$23,893,115	$22,708,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$429,573	$883,228
Estimated loss on uncompleted contract	-	98,239
Accrued expenses	288,883	326,697
Litigation settlement liability	5,525,000	-
Accrued compensation	1,067,466	1,048,774
Customer deposits	236,248	11,565
Billings in excess of costs	21,533	-
Current portion of capital lease obligations	-	2,028
Total current liabilities	7,568,703	2,370,531
Litigation settlement liability - LT	1,200,000	-
Deferred rent	-	4,049
Total liabilities	8,768,703	2,374,580

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;135,572 shares issued and outstanding at June 30, 2009 and at December 31, 2008	136	136
Common stock, $.001 par value, 125,000,000 shares authorized; 86,424,948 shares issued and outstanding at June 30, 2009 and 86,370,026 shares issued and outstanding at December 31, 2008	86,425	86,370
Additional paid-in capital	75,034,952	73,936,085
Accumulated deficit	(59,997,101)	(53,689,082)
Total stockholders’ equity	15,124,412	20,333,509
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,893,115	$22,708,089

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,
	2009	2008

Revenue	$1,730,141	$5,677,998

Cost of revenue	1,631,316	5,189,454

Gross profit	98,825	488,544

Operating expenses:
General and administrative	2,825,062	1,157,277
Selling and marketing	191,001	72,854
Research and development	322,986	243,272
Total operating expenses	3,339,049	1,473,403

Operating loss	(3,240,224)	(984,859)

Other (expense) income:
Interest expense	-	(239)
Interest income	16,807	165,780
Total other	16,807	165,541

Net loss	(3,223,417)	(819,318)

Preferred stock dividends	(55,076)	(282,220)

Net loss attributable to common stockholders	$(3,278,493)	$(1,101,538)

Net loss per common share – basic and diluted	$(0.04)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	86,137,728	80,594,626

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30,
	2009	2008

Revenue	$4,317,539	$7,639,088

Cost of revenue	4,032,763	6,929,562

Gross profit	284,776	709,526

Operating expenses:
General and administrative	5,260,785	4,522,741
Selling and marketing	429,024	111,438
Research and development	840,647	605,210
Total operating expenses	6,530,456	5,239,389

Operating loss	(6,245,680)	(4,529,863)

Other (expense) income:
Interest expense	(19)	(1,552)
Interest income	47,834	415,608
Other	-	10
Total other	47,815	414,066

Net loss	(6,197,865)	(4,115,797)

Preferred stock dividends	(110,152)	(577,311)

Net loss attributable to common stockholders	$(6,308,017)	$(4,693,108)

Net loss per common share – basic and diluted	$(0.07)	$(0.06)

Weighted average number of shares outstanding, basic and diluted	86,201,037	80,499,620

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,197,865)	$(4,115,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	389,351	480,206
Loss on equipment disposal	105,841	-
Deferred rent adjustment on purchase of premises	-	118,594
Provision for losses on projects	22,000	-
Non-cash stock based compensation expense	1,098,923	2,302,255
Changes in assets and liabilities:
Accounts receivable	1,545,383	(2,065,666)
Insurance receivable	(5,641,907)	-
Other receivable	(264,637)	(66,948)
Inventory	(234,056)	(523,012)
Prepaid expenses and deposits	306,852	224,054
Long term receivables - net	253,129	-
Accounts payable	(453,655)	(559,033)
Litigation settlement liability	5,525,000	-
Billings in excess of costs	21,533	197,455
Accrued expenses, deposits and deferred rent	1,401,510	(440,783)
Net cash used in operating activities	(2,122,598)	(4,448,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase)/sale of land, building and equipment	3,267	(2,501,623)
Net cash (used in)/provided by investing activities	3,267	(2,501,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid (preferred stock)	(110,152)	-
Principal payments on capital lease obligations	(2,028)	(9,049)
Net cash used in financing activities	(112,180)	(9,049)

Net decrease in cash and cash equivalents	(2,231,511)	(6,959,347)

Cash and cash equivalents, beginning of period	15,467,386	14,981,192

Cash and cash equivalents, end of period	$13,235,875	$8,021,845

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of June 30, 2009 (collectively, "company," "Applied Energetics," "we," "our" or "us").  All intercompany balances and transactions have been eliminated.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the six-month period ended June 30, 2009, may not be indicative of the results for the entire year.  The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.  Our lack of earnings history and continued future losses could adversely affect our financial position and prevent us from fulfilling our contractual obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to develop and market our present and future products.

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

The FASB has issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105-10).  SFAS 168 is intended to replace Statement 162 “The Hierarchy of Generally Accepted Accounting Principles”, and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  This statement is effective for interim reporting periods ending after September 15, 2009.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

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

CASH AND CASH EQUIVALENTS

At June 30, 2009, we had approximately $13.2 million of cash and cash equivalents.   Our cash position decreased during the first  six months of 2009 by approximately $2.2 million, of which operating activities used $2.1 million.

We anticipate that short-term and long-term funding needs will be provided by the cash flows from current and future contracts and existing cash and cash equivalents.  We determined that we have sufficient working capital to fulfill existing contracts and expected contracts in 2009 and 2010.

FAIR VALUE OF FINANCIAL ASSETS

The carrying amount of accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

2.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2009	December 31, 2008

Contracts receivable	$1,158,831	$1,677,929
Costs and estimated earnings on uncompleted contracts	23,639	1,049,924

Accounts receivable	1,182,470	2,727,853

Other receivable	269,032	4,395

	1,451,502	2,732,248
Less:
Allowance for doubtful accounts	-	-

Total	$1,451,502	$2,732,248

Long term receivable, net (contract retention)	-	253,130
	$1,451,502	$2,985,377

Contracts receivable at June 30, 2009 and December 31, 2008 are expected to be collected within a year.

Costs and Estimated Earnings on Uncompleted Contracts

	June 30, 2009	December 31, 2008

Costs incurred on uncompleted contracts	$22,156,742	$20,118,499
Estimated earnings	1,655,544	1,564,814

Total billable costs and estimated earnings	23,812,286	21,683,313
Less:
Billings to date	23,810,180	20,633,389

Total	$2,106	$1,049,924

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$23,639	$1,049,924
Billings in excess of costs and estimated earnings on uncompleted contracts	(21,533)	-

Total	$2,106	$1,049,924

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

3.         INVENTORY

 Our inventories consist of the following:

	June 30, 2009	December 31, 2008

Raw materials	$95,527	$124,849

Work-in-process	175,479	32,340

Total	$271,006	$157,189

4.         PROPERTY AND EQUIPMENT

            Our property and equipment consist of the following:

	June 30, 2009	December 31, 2008

Land and buildings	$2,072,214	$2,072,215

Equipment	2,740,123	3,214,640

Furniture and building improvements	973,390	1,107,245

Software	875,298	787,331

Total	6,661,025	7,181,431

Less accumulated depreciation and amortization	(3,611,243)	(3,657,790)

Net property and equipment	$3,049,782	$3,523,641

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

During the second quarter of 2009, we elected to close our St. Louis, Missouri operations.  Resulting from this decision, we wrote down $93,000 in leasehold improvements and equipment no longer useful to the company.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

5.	SHARE-BASED COMPENSATION

Share-Based Compensation – Employees, Directors and Non-Employees

For the three months ended June 30, 2009 and 2008, share-based compensation expense totaled $221,000 and $953,000, respectively.  For the six months ended June 30, 2009 and 2008, share-based compensation expense totaled $1.1 million and $2.3 million, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

During the six months ended June 30, 2009, we granted 136,500 shares of restricted stock to one newly hired employee and three non-employee consultants, which vest up to 3 years.  The weighted average fair value of the restricted stock grants of $0.37 per share is being expensed over the requisite service period.  During the six months ended June 30, 2009, we granted options to purchase an aggregate of 800,000 shares of our common stock in connection with a contract extension to Dana Marshall, our then President, Chief Executive Officer and Chairman of the Board.  These options have a weighted average exercise price of $0.50.  Subject to the individual option agreements, all of the options granted to Mr. Marshall expired unexercised on June 30, 2009.

On April 23, 2009, we granted options to purchase an aggregate of 635,000 shares of our common stock to various members of the board with a weighted average exercise price of $0.50.  These options vested immediately.  On June 16, 2009, we granted options to purchase an aggregate of 100,000 shares of our common stock to Messrs. Mark J. Lister and John F. Levy upon their election to the board of directors.  These options have a weighted average exercise price of $0.45, and vested immediately.

The compensation committee determined to offer employees the right to exchange their “out of the money” options for new six-year, fully vested options with an exercise price of $0.50 per share.  In connection with the exchange offer, which was completed on March 9, 2009, employees and members of the board were offered the right to exchange two existing options for one new option.  In the exchange offer, the company issued 1,751,269 new options in exchange for 3,502,536 old, 2004 Plan options.  The associated non-cash expense for this exchange was approximately $400,000.

On March 31, 2009, the company and Dana A. Marshall entered into a separation agreement (the “Separation Agreement”) pursuant to which Mr. Marshall no longer serves as President, Chief Executive Officer or Chairman of the Board. Pursuant to the terms of the Separation Agreement, Mr. Marshall has received a $135,000 lump sum payment and will receive twelve (12) monthly payments of $29,167.  In addition, the company agreed to accelerate the vesting of 137,500 unvested shares of restricted stock and unvested options to purchase 800,000 shares of common stock.  As such, all of Mr. Marshall’s equity awards were modified pursuant to the SFAS No. 123(R), “Share-Based Payment” (ASC 718), and all appropriate charges have been expensed.  Subject to the individual option agreements, all of the options granted to Mr. Marshall expired unexercised on June 30, 2009.

The weighted average grant-date fair value of all outstanding option grants was $0.10 and $1.36, per share, for the six months ended June 30, 2009 and 2008, respectively.  We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option-Pricing Model applying the assumptions in the following table.

	Six Months Ended June 30,
	2009	2008
Expected life (years)	3.41 years	4 years
Dividend yield	0.0%	0.0%
Expected volatility	67.3%	65.0%
Risk free interest rates	1.3%	2.4%
Weighted average fair value of options at grant date	$0.10	$2.20

During the six months ended June 30, 2009, 457,427 shares of restricted stock vested and 219,784 shares of restricted stock were forfeited, no options were exercised, 3,902,536 options were forfeited and 1,753,437 options expired.  The forfeited options include the options exchanged as a result of the tender offer exchange.  As of June 30, 2009, $790,000 of total unrecognized compensation cost, net of estimated forfeiture, related to restricted stock is expected to be recognized over a weighted average period of approximately 1.24 years.  Due to the exchange offer and forfeitures, all expense for outstanding options has been included in current or prior Statements of Operations as per SFAS No. 123(R) (ASC 718).

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Warrants – Non-Employees

At June 30, 2009 and December 31, 2008 there were outstanding warrants to purchase approximately 1.1 million shares of common stock, respectively, which were either (i) issued in connection with the August 2006 financing, or (ii) issued to outside consultants.  The exercise price of these warrants range from $6.30 to $12.00.

6.       COMPREHENSIVE LOSS

Total comprehensive loss consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Comprehensive Loss
Net loss	$(3,223,417)	$(819,318)	$(6,197,865)	$(4,115,797)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	-	-	-	(375,000)

Total	$(3,223,417)	$(819,318)	$(6,197,865)	$(4,490,797)

7.        SIGNIFICANT CUSTOMERS

Approximately 95% and 96% of revenues for the three-month periods and 98% and 94% of revenues for the six-month periods ended June 30, 2009 and 2008, respectively, were generated from either the U.S. Government or contractors to the U.S. Government.  Five percent of 2009 revenues for the three-month period and two percent of our 2009 revenue for the six-month period were generated from customers within the aerospace, high-voltage and technology industries.  Four percent of 2008 revenues for the three-month period and six percent of our 2008 revenue for the six-month period were generated from customers within the aerospace, high-voltage and technology industries.

8.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the net loss for the six months ended June 30, 2009 and 2008, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	For the Three and Six Months Ended June 30,
	2009	2008

Options to purchase common shares	2,517,832	4,893,661
Warrants to purchase common shares	1,091,605	1,141,605
Unvested restricted stock grants	443,466	1,137,167
Convertible preferred stock	135,572	690,000

Total potentially dilutive securities	4,188,475	7,862,433

9.	DIVIDENDS

As of June 30, 2009, we had 135,572 shares of our 6.5% Series A Convertible Preferred Stock outstanding.  A dividend was declared and paid in cash (approximately $55,000) on August 1, 2009 to the holders of record as of July 15, 2009.

Dividends on Preferred Stock are accrued when the amount and kind of the dividend is determined and  are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock, at the discretion of the company.

10.	COMMITMENTS AND CONTINGENCIES

LITIGATION

In July 2006, two class action complaints were filed by George Wood and Raymond Deedon against Applied Energetics, Inc. (formerly Ionatron, Inc.) and its founders. Each of the class actions was filed in the United States District Court for the District of Arizona and alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, claiming that we issued false and misleading statements concerning the development of our counter-IED product. The court consolidated these cases, and a consolidated amended complaint was served. The action has been dismissed against Joseph C. Hayden and Stephen W. McCahon with prejudice, and is proceeding against us and the remaining defendants. In July 2009, we reached an agreement with the lead plaintiffs to settle the consolidated class action lawsuits.

Under the terms of the proposed settlement of the class action lawsuits, those lawsuits will be dismissed with prejudice, and Applied Energetics and all other defendants will receive a full and complete release of all claims asserted against them in the litigation, in exchange for the payment of an aggregate of $5.3 million in cash and the issuance of previously unissued shares of common stock by Applied Energetics valued at $1.2 million, provided that the number of shares of common stock to be issued will not exceed 4 million shares. There is no admission of liability by any of the defendants.

In September 2006, a derivative action was filed by John T. Johnasen in Arizona State Court, Pima County, against certain of our current and former officers and directors, alleging, among other things, breach of fiduciary duty. On April 30, 2008, the state court continued a stay of the derivative action until 30 days notice from either party or until further court order terminating the stay. In July 2009, we reached an agreement to settle the derivative action.

Under the terms of the proposed settlement of the derivative action, the lawsuit will be dismissed with prejudice, and all defendants will receive a full and complete release of all claims asserted against them in the litigation, in exchange for Applied Energetics’ maintenance of certain corporate governance measures and the payment of an aggregate of $225,000 of attorneys’ fees. There is no admission of liability by any of the defendants.

Insurance proceeds of $6.2 million, less amounts reimbursed to Applied Energetics to pay expenses of the litigations (approximately $700,000 to date), will be used to fund the settlement payments and related costs. Settlement costs and estimated expenses of the settlement have been reflected in the financial statements.

The settlements are subject to Court approval. Motions for preliminary approval of the settlements, directing notice of the settlements and setting a date for a settlement fairness hearing are currently being filed.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

As stated in the settlement documents, Applied Energetics denies any liability in connection with the litigation and denies the claims asserted by the plaintiffs in the complaints.

On June 29, 2009, Applied Energetics received notice from the American Arbitration Association that an arbitration demand was filed against it and its subsidiary North Star Power Engineering, Inc. ("NSPE") by eScrub Systems, Inc. The claim asserts a breach of an October 27, 2003 License Agreement between eScrub and North Star Research Corporation (whose assets were acquired by NSPE) relating to certain power technology and seeks $1,000,000 in damages. eScrub asserts that the agreement was improperly assigned to Applied Energetics and, alternatively, that Applied Energetics breached the agreement by failing to exploit the license. The claim also alleges misappropriation of trade secrets relating to technology that eScrub asserts is not a subject of the License Agreement and seeks an additional $1,350,000 in damages and an order enjoining the Company from using the alleged trade secrets. We intend to vigorously defend the claim.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business.  As of the date of this report, we have not received notice of any other legal proceedings.

11.	SUBSEQUENT EVENTS

On July 13, 2009, the Compensation Committee of the Board of Directors awarded options to purchase approximately 2.7 million shares of common stock to employees.  The grant date was July 16, 2009, the options are exercisable at a price per share of $0.40, the closing sale price of the Registrant’s common stock on July 16, 2009, and became exercisable as to one-third of the shares covered thereby on July 16, 2009.  An additional one-third of the shares covered will become exercisable on the second day following the date on which the Registrant files its Quarterly Report for the quarter ending June 30, 2010 and the remaining one-third of the shares covered will become exercisable on the second day following the date on which the Registrant files its Quarterly Report for the quarter ending June 30, 2011, and expire on July 16, 2014.

On July 30, 2009, we received a $992,000 contract for the design, development and delivery of a laser system to the U.S. Navy.  We will produce a demonstration system specifically designed to explore USP laser effects and determine requirements for deployment of USP lasers on U.S. Navy and U.S. Marine Corps aircraft. The contract is incrementally funded in the amount of $600,000, which is expected to cover expenses through 2009.  The system is scheduled to be delivered to Naval Surface Warfare Center, Crane, Indiana in twelve months.  The laser system will be developed and tested at our facility in Tucson, Arizona under a subcontract for SAIC’s engineering services contract with NSWC Crane, and then delivered to the Navy.

In July, 2009, we reached agreements to settle the consolidated class action lawsuits and the derivative action.  See note 10.

Subsequent events have been evaluated through August 10, 2009, the date the financial statements were available to be issued.

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

On March 28, 2009, James McDivitt, the then Lead Independent Director resigned from the Board for personal reasons.  On March 31, 2009, we entered into a separation agreement with Dana Marshall, resulting in Mr. Marshall no longer serving as our Chief Executive officer, President, Director and Chairman of the Board.  Pursuant to the terms of the Separation Agreement, Mr. Marshall has received a $135,000 lump sum payment and will receive twelve (12) monthly payments of $29,167.  In addition, we agreed to accelerate the vesting of 137,500 unvested shares of restricted stock and unvested options to purchase 800,000 shares of common stock, which options expired unexercised.  On March 31, 2009, General James Feigley was appointed non-executive Chairman of the Board.

On April 24, 2009, the Board approved a restructuring plan, which included the closing of our St. Louis, Missouri operation and included a reduction in force of 22%.  In connection with this restructuring, Joseph Hayden was appointed Chief Operating Officer and principal executive officer.

On June 17, 2009, the Board appointed Mark J. Lister and John F. Levy as Class I Directors of Applied Energetics. The current term for Class I Directors expires at the annual meeting of stockholders in 2011. Mr. Lister was appointed as a member of the Compensation Committee of the Board of Directors of the Company and Mr. Levy was appointed as a member of the Audit Committee of the Board of Directors of the Company. The appointment of Mr. Levy to the Audit Committee as its third independent director regained compliance with NASDAQ's Listing Rule 5605(c).

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standard (“SFAS”) No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320-10).  SFAS 115-2 and FAS 124-2 is intended to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired.  An investment is impaired if the fair value of the investment is less than its amortized cost basis. This statement is effective for interim reporting periods ending after June 15, 2009.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

The FASB has issued SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820-10).  SFAS 157-4 is intended to provide additional guidance as to how to determine whether a market for a financial asset that historically was active became no longer active and whether a transaction is not orderly. This statement is effective for interim reporting periods ending after June 15, 2009.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

The FASB has issued SFAS No. 165, “Subsequent Events” (ASC 855-10).   SFAS 165 is intended to introduce the concept of financial statements being available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued.  This statement is effective for interim reporting periods ending after June 15, 2009.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

The FASB has issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105-10).  SFAS 168 is intended to replace Statement 162 “The Hierarchy of Generally Accepted Accounting Principles”, and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  This statement is effective for interim reporting periods ending after September 15, 2009.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008:

	2009	2008
Revenue	$1,730,141	$5,677,998
Cost of revenue	1,631,316	5,189,454
General and administrative	2,825,062	1,157,277
Selling and marketing	191,001	72,854
Research and development	322,986	243,272
Other (expense) income:
Interest expense	-	(239)
Interest income	16,807	165,780

Net loss	$(3,223,417)	$(819,318)

REVENUE

Revenue decreased approximately $3.9 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, which was attributable to a decrease in revenue from Counter-IED projects of approximately $3.2 million, and from LGE projects of approximately $600,000.  In addition, there was a reduction in revenue on High Voltage projects of $100,000.

COST OF REVENUE

Cost of revenue decreased approximately $3.6 million compared to the three months ended June 30, 2008, which was in line with the decrease in revenues of 70% for the same period. Cost of revenue includes manufacturing labor, fringe and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $1.7 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  Because of lower government contract activities, applied labor and overheads not allocated to government contracts increased general and administrative costs by $1.6 million.  The settlement of the class action and derivative lawsuits caused an increase of $1.1 million. Facility exit costs for the St. Louis, Missouri office increased general and administrative costs by $173,000.  Non-cash employee compensation decreased by $755,000, salaries, benefits and temporary help decreased by $344,000, which is a result of reduced headcount of $596,000, offset by separation expenses of approximately $246,000. Travel and related expenses decreased by $83,000, operational expenses decreased by $70,000, depreciation and amortization decreased by $48,000.

SELLING AND MARKETING

Selling and marketing expenses increased approximately $118,000 for the three months ended June 30, 2009 from the same period in 2008, reflecting increased allocation of time of existing personnel and costs associated with business development, professional conferences and exhibitions, marketing literature, and updated web content.

RESEARCH AND DEVELOPMENT

Internal research and development expenses increased approximately $80,000 during the three months ended June 30, 2009 as compared to the same period in 2008. The increase is related to the continuation of development of proprietary high voltage and laser technologies.

Our short-term research and development goals are to develop innovative laser sources, novel high-voltage electrical products, efficient optical systems to extend the range of our LGE system and to engineer laser hardware to be more compact and rugged as an essential element of moving our LGE technology to be practical for fielding.  Longer-term research objectives include development of  tunable and eye safe laser sources to improve safety and utility of LGE, adjunct military  and commercial applications for lasers to expand accessible markets for our technology, and integrated weapon and counter-weapon system technologies to facilitate our role as an integrated system provider.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the three months ended June 30, 2009 was lower by approximately $149,000 from the same period of 2008 primarily due to the lower balance of invested funds and lower interest rates on our investments in 2009.

NET LOSS

Our operations for the three months ended June 30, 2009 resulted in a net loss of approximately $3.2 million, an increase of approximately $2.4 million compared to the $819,000 loss for the same period in 2008.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008:

	2009	2008
Revenue	$4,317,539	$7,639,088
Cost of revenue	4,032,763	6,929,562
General and administrative	5,260,785	4,522,741
Selling and marketing	429,024	111,438
Research and development	840,647	605,210
Other (expense) income:
Interest expense	(19)	(1,552)
Interest income	47,834	415,608
Other	-	10

Net loss	$(6,197,865)	$(4,115,797)

REVENUE

Revenue decreased approximately $3.3 million for the six months ended June 30, 2009 compared to the six months ended June  30, 2008, which was attributable to decreases in revenue from Counter-IED projects of approximately $2.5 million, from LGE projects of approximately $500,000 and a reduction in revenue on High Voltage projects of $300,000.

COST OF REVENUE

Cost of revenue decreased approximately $2.9 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, which was in line with the decrease in revenues of 43% for the same period. Cost of revenue includes manufacturing labor, fringe and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately $738,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Non-cash employee compensation decreased by $1.2 million, salaries, benefits and temporary help decreased by $419,000, which is a result of reduced headcount expenses of $1.0 million offset by separation expenses of approximately $596,000. Travel and related expenses decreased by $133,000, operational expenses decreased by $121,000, depreciation and amortization decreased by $91,000.  Offsetting these reductions are increases in general and administrative costs of $1.1 million associated with the settlement of the class action and derivative lawsuits, and due to lowered government contract activities, $1.4 million in applied labor and overheads not allocated to government contracts.  Facility exit costs for the St. Louis, Missouri office increased general and administrative costs by $173,000.

SELLING AND MARKETING

Selling and marketing expenses increased approximately $318,000 for the six months ended June 30, 2009 from the same period in 2008, reflecting increased allocation of time of existing personnel and costs associated with business development, professional conferences and exhibitions, marketing literature, and updated web content.

RESEARCH AND DEVELOPMENT

Internal research and development expenses increased approximately $235,000 during the six months ended June 30, 2009 as compared to the same period in 2008. The increase is related to the continuation of development of proprietary high voltage and laser technologies.

Our short-term research and development goals are to develop innovative laser sources, novel high-voltage electrical products, efficient optical systems to extend the range of our LGE system and to engineer laser hardware to be more compact and rugged as an essential element of moving our LGE technology to be practical for fielding.  Longer-term research objectives include development of  tunable and eye safe laser sources to improve safety and utility of LGE, adjunct military  and commercial applications for lasers to expand accessible markets for our technology, and integrated weapon and counter-weapon system technologies to facilitate our role as an integrated system provider.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the six months ended June 30, 2009 was lower by approximately $368,000 from the same period of 2008 primarily due to the lower balance of invested funds and lower interest rates on our investments in 2009.

NET LOSS

Our operations for the six months ended June 30, 2009 resulted in a net loss of approximately $6.2 million, an increase of approximately $2.1 million compared to the $4.1 million loss for the same period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had approximately $13.2 million of cash and cash equivalents.  Our cash position decreased during the first six months of 2009 by approximately $2.2 million.  During the first six months of 2009, we used $2.1 million of cash in operating activities, which is comprised of our net loss of $6.2 million, plus adjustments in non-cash share-based compensation expense of $1,083,000, depreciation and amortization of $389,000, loss on equipment disposal of $106,000 and provision for losses on projects of $22,000.  Changes in assets and liabilities that provided cash include a decrease in accounts receivable of $1.5 million, in prepaid expenses and deposits of $307,000, in long-term receivables of $253,000, and in billings in excess of costs of $22,000.  Changes in assets and liabilities that used cash were a decrease in accounts payable of $454,000, increases in other receivables of $307,000 and in inventory of $234,000.

As part of our total cash use during the first six months of 2009, investment activities provided approximately $3,000.  Financing activities used approximately $112,000, primarily from the preferred stock cash dividends paid in February and May, 2009.

We anticipate that short-term and long-term funding needs will be provided by the cash flows from current and future contracts and existing cash and cash equivalents.  We determined that we have sufficient working capital to fulfill existing contracts and expected contracts in 2009 and 2010.  On July 30, 2009, we received a $992,000 contract (currently funded in the amount of $600,000) for the design, development and delivery of a laser system to the U.S. Navy.

BACKLOG OF ORDERS

At June 30, 2009, we had a backlog (workload remaining on signed contracts) of approximately $2.2 million to be completed within the next twelve months.  As of August 6, 2009, our backlog was $2.8 million.  The backlog does not include proposals and contracts under negotiation at June 30, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the six months ended June 30, 2009, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July, 2009, we reached agreements to settle the consolidated class action lawsuits and the derivative action.  Under the terms of the proposed settlement of the derivative action, the lawsuit will be dismissed with prejudice, and all defendants will receive a full and complete release of all claims asserted against them in the litigation, in exchange for Applied Energetics’ maintenance of certain corporate governance measures and the payment of an aggregate of $225,000 of attorneys’ fees. There is no admission of liability by any of the defendants.

Insurance proceeds of $6.2 million, less amounts reimbursed to Applied Energetics to pay expenses of the litigations (approximately $700,000 to date), will be used to fund the settlement payments and related costs. Any remaining cash payments and the stock issuance will be made by Applied Energetics.

The settlements are subject to Court approval. Motions for preliminary approval of the settlements, directing notice of the settlements and setting a date for a settlement fairness hearing are currently being filed.

As stated in the settlement documents, Applied Energetics denies any liability in connection with the litigation and denies the claims asserted by the plaintiffs in the complaints.

ITEM 6.        EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By	/s/ Joseph C. Hayden
Joseph C. Hayden
Chief Operating Officer and Principal Executive Officer

Date:  August 10, 2009