Form 10-Q
period 2009-09-30
APPLIED ENERGETICS, INC.
filed 2009-11-09
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐	Smaller reporting company: ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of November 5, 2009, there were 88,819,359 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,813,738	$15,467,386
Accounts receivable	1,306,652	2,727,853
Inventory	277,576	157,189
Prepaid expenses and deposits	129,440	495,718
Other receivables	261,849	17,183
Total current assets	13,789,255	18,865,329
Long term receivables	-	253,130
Property and equipment - net	2,964,225	3,523,641
Intangible assets - net	-	36,900
Other assets	10,000	29,089
TOTAL ASSETS	$16,763,480	$22,708,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$324,955	$883,228
Estimated loss on uncompleted contract	-	98,239
Accrued expenses	234,387	326,697
Accrued compensation	1,081,642	1,048,774
Customer deposits	143,160	11,565
Billings in excess of costs	20,426	-
Current portion of capital lease obligations	-	2,028
Total current liabilities	1,804,570	2,370,531
Litigation settlement payable in common stock	1,200,000	-
Deferred rent	-	4,049
Total liabilities	3,004,570	2,374,580

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;135,572 shares issued and outstanding at September 30, 2009 and at December 31, 2008	136	136
Common stock, $.001 par value, 125,000,000 shares authorized; 86,535,999 shares issued and outstanding at September 30, 2009 and 86,370,026 shares issued and outstanding at December 31, 2008	86,536	86,370
Additional paid-in capital	75,329,623	73,936,085
Accumulated deficit	(61,657,385)	(53,689,082)
Total stockholders’ equity	13,758,910	20,333,509
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,763,480	$22,708,089

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,
	2009	2008

Revenue	$1,877,865	$4,014,302

Cost of revenue	1,777,840	3,789,962

Gross profit	100,025	224,340

Operating expenses:
General and administrative	1,083,249	1,647,366
Settlement expenses	265,197	-
Selling and marketing	132,386	61,565
Research and development	210,925	359,807
Total operating expenses	1,691,757	2,068,738

Operating loss	(1,591,732)	(1,844,398)

Other (expense) income:
Interest expense	-	(388)
Interest income	8,388	123,558
Total other	8,388	123,170

Net loss	(1,583,344)	(1,721,228)

Preferred stock dividends	(76,941)	(277,274)

Net loss attributable to common stockholders	$(1,660,285)	$(1,998,502)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	86,179,071	80,628,098

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended September 30,
	2009	2008

Revenue	$6,195,404	$11,653,390

Cost of revenue	5,810,602	10,719,524

Gross profit	384,802	933,866

Operating expenses:
General and administrative	5,219,034	6,170,107
Settlement expenses	1,390,197	-
Selling and marketing	561,410	173,003
Research and development	1,051,572	965,017
Total operating expenses	8,222,213	7,308,127

Operating loss	(7,837,411)	(6,374,261)

Other (expense) income:
Interest expense	(19)	(1,940)
Interest income	56,222	539,166
Other	-	10
Total other	56,203	537,236

Net loss	(7,781,208)	(5,837,025)

Preferred stock dividends	(187,093)	(854,585)

Net loss attributable to common stockholders	$(7,968,301)	$(6,691,610)

Net loss per common share – basic and diluted	$(0.09)	$(0.08)

Weighted average number of shares outstanding, basic and diluted	86,186,310	80,416,412

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,781,208)	$(5,837,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	498,758	650,136
Loss on equipment disposal	106,873	-
Deferred rent adjustment on purchase of premises	-	118,594
Provision for losses on projects	-	94,953
Litigation settlement payable in common stock	1,200,000	-
Non-cash stock based compensation expense	1,335,734	2,965,334
Changes in assets and liabilities:
Accounts receivable	1,421,201	(806,583)
Other receivable	(244,666)	12,832
Inventory	(218,625)	(710,825)
Prepaid expenses and deposits	385,367	294,354
Long term receivables	253,129	(253,130)
Accounts payable	(558,274)	(212,271)
Billings in excess of costs	20,426	20,530
Accrued expenses, deposits and deferred rent	68,102	4,133
Net cash used in operating activities	(3,513,182)	(3,658,968)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, building and equipment	(9,315)	(2,686,101)
Proceeds from sale of available-for-sale marketable securities	-	100,000
Net cash used in investing activities	(9,315)	(2,586,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid (preferred stock)	(129,123)	(275,437)
Principal payments on capital lease obligations	(2,028)	(11,474)
Net cash used in financing activities	(131,151)	(286,911)

Net decrease in cash and cash equivalents	(3,653,648)	(6,531,980)

Cash and cash equivalents, beginning of period	15,467,386	14,981,192

Cash and cash equivalents, end of period	$11,813,738	$8,449,212

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of September 30, 2009 (collectively, "company," "Applied Energetics," "we," "our" or "us").  All intercompany balances and transactions have been eliminated.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the nine-month period ended September 30, 2009, may not be indicative of the results for the entire year.  The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.  Our lack of earnings history and continued future losses could adversely affect our financial position and prevent us from fulfilling our contractual obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to develop and market our present and future products.

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

CASH AND CASH EQUIVALENTS

At September 30, 2009, we had approximately $11.8 million of cash and cash equivalents.  Cash equivalents consist of money market accounts.

FAIR VALUE OF FINANCIAL MEASUREMENTS

The carrying amount of accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

2.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2009	December 31, 2008

Contracts receivable	$1,281,857	$1,677,929
Costs and estimated earnings on uncompleted contracts	24,795	1,049,924

Accounts receivable	1,306,652	2,727,853

Less:
Allowance for doubtful accounts	-	-

Net Accounts Receivable	$1,306,652	$2,727,853

Contract retention included in other receivable (short term)	253,130	-
Long term receivable (contract retention)	-	253,130
	$1,559,782	$2,980,983

Contracts receivable at September 30, 2009 and December 31, 2008 are expected to be collected within a year.

Costs and Estimated Earnings on Uncompleted Contracts
	September 30, 2009	December 31, 2008

Costs incurred on uncompleted contracts	$23,764,581	$20,118,499
Estimated earnings	1,775,974	1,564,814

Total billable costs and estimated earnings	25,540,555	21,683,313
Less:
Billings to date	25,536,186	20,633,389

Total	$4,369	$1,049,924

Included in accompanying balance sheet:

Costs in excess of billings included in accounts receivable	$24,795	$1,049,924
Billings in excess of costs and estimated earnings on uncompleted contracts	(20,426)	-

Total	$4,369	$1,049,924

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

3.	INVENTORY

Our inventories consist of the following:

	September 30, 2009	December 31, 2008
Raw materials	$103,451	$124,849
Work-in-process	174,125	32,340

Total	$277,576	$157,189

4.	PROPERTY AND EQUIPMENT

Our property and equipment consist of the following:

	September 30, 2009	December 31, 2008

Land and buildings	$2,072,215	$2,072,215

Equipment	2,671,740	3,214,640

Furniture and building improvements	1,019,177	1,107,245

Software	875,298	787,331

Total	6,638,430	7,181,431

Less accumulated depreciation and amortization	(3,674,205)	(3,657,790)

Net property and equipment	$2,964,225	$3,523,641

We evaluate general impairment of long-lived assets as an element of our annual business planning process conducted in the fourth quarter of each year. During this process, we evaluate the current carrying values of all long-lived assets on our books to determine if carrying values are recoverable.

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
September 30, 2009
(Unaudited)

5.	SHARE-BASED COMPENSATION

Share-Based Compensation – Employees, Directors and Non-Employees

For the three months ended September 30, 2009 and 2008, share-based compensation expense totaled $237,000 and $663,000, respectively.  For the nine months ended September 30, 2009 and 2008, share-based compensation expense totaled $1.3 million and $3.0 million, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

During the three months ended September 30, 2009, no shares of restricted stock were granted.

On July 13, 2009, the Compensation Committee of the Board of Directors awarded options to purchase approximately 2.7 million shares of common stock to employees effective July 16, 2009. The options are exercisable at a price per share of $0.40 and expire on July 16, 2014. One-third of the options became exercisable on July 16, 2009.  An additional one-third of the shares covered will become exercisable on the second day following the filing of our Quarterly Report for the quarter ending June 30, 2010 and the remaining one-third of the shares covered will become exercisable on the second day following the filing of our Quarterly Report for the quarter ending June 30, 2011.

The weighted average grant-date fair value of all outstanding option grants was $0.14 and $1.36, per share, for the nine months ended September 30, 2009 and 2008, respectively.  We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option-Pricing Model applying the assumptions in the following table.
	Nine Months Ended September 30,
	2009	2008
Expected life (years)	3 years	4 years
Dividend yield	0.0%	0.0%
Expected volatility	67.3%	65.0%
Risk free interest rates	1.3%	2.9%
Weighted average fair value of options at grant date	$0.14	$1.36

During the nine months ended September 30, 2009, 464,093 shares of restricted stock vested and 294,117 shares of restricted stock were forfeited, 83,333 options were exercised, 4,069,203 options were forfeited and 1,923,137 options expired.  The forfeited options include the options exchanged as a result of the exchange offer.  As of September 30, 2009, $579,000 and $229,000 of total unrecognized compensation cost, net of estimated forfeiture, related to restricted stock and stock options is expected to be recognized over a weighted average period of approximately 1.06 years and 1.89 years, respectively.

Warrants – Non-Employees

At September 30, 2009 and December 31, 2008 there were outstanding warrants to purchase approximately 1.0 million and 1.1 million shares of common stock, respectively, which were either (i) issued in connection with the August 2006 financing, or (ii) issued to outside consultants.  The exercise price of these warrants range from $9.15 to $12.00.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

6.	COMPREHENSIVE LOSS

Total comprehensive loss consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Comprehensive Loss
Net loss	$(1,583,344)	$(1,721,228)	$(7,781,208)	$(5,837,025)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	-	5,000	-	(370,000)

Total	$(1,583,344)	$(1,716,228)	$(7,781,208)	$(6,207,025)

7.	SIGNIFICANT CUSTOMERS

Approximately 100% and 99% of revenues for the three-month periods and 98% and 96% of revenues for the nine-month periods ended September 30, 2009 and 2008, respectively, were generated from either the U.S. Government or contractors to the U.S. Government.

8.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the net loss for the nine months ended September 30, 2009 and 2008, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.  Potentially dilutive securities are as follows:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Options to purchase common shares	235,869	-	87,412	604
Warrants to purchase common shares	-	25,567	-	33,690
Unvested restricted stock units	127,508	434,583	127,508	434,583
Convertible preferred stock	282,444	1,355,572	282,444	1,355,572

Total potentially dilutive securities	645,821	1,815,722	497,364	1,824,449

As further discussed in note 10, 2,283,887 shares of common stock were issued in conjunction with the settlement of two class action complaints, which, had it been issued in the current quarter, would have further diluted earnings per share.

9.              DIVIDENDS

As of September 30, 2009, we had 135,572 shares of our 6.5% Series A Convertible Preferred Stock outstanding.  A dividend was paid in common stock on November 1, 2009 to the holders of record as of October 15, 2009.

Dividends on Preferred Stock are accrued when the amount and kind of the dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock, at the discretion of the company.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

10.	COMMITMENTS AND CONTINGENCIES

LITIGATION

In July 2006, two class action complaints were filed by George Wood and Raymond Deedon against Applied Energetics, Inc. (then known as Ionatron, Inc.) and its founders. Each of the class actions was filed in the United States District Court for the District of Arizona and alleges, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, claiming that we issued false and misleading statements concerning the development of our counter-IED product. The court consolidated these cases, and a consolidated amended complaint was served. The action was later dismissed against Joseph C. Hayden and Stephen W. McCahon with prejudice, and proceeded against us and the remaining defendants. In July 2009, we reached an agreement with the lead plaintiffs to settle the consolidated class action lawsuits.  In September 2009, the court granted final approval of the settlement.  Under the terms of the settlement, those lawsuits were dismissed with prejudice, and Applied Energetics and all other defendants received a full and complete release of all claims asserted against them in the litigation, in exchange for the payment of $5.3 million in cash (paid by our insurance carriers) and the issuance of 2,283,887 previously unissued shares of common stock by Applied Energetics valued at $1.2 million.

In September 2006, a derivative action was filed by John T. Johnasen in Arizona State Court, Pima County, against certain of our current and former officers and directors, alleging, among other things, breach of fiduciary duty. On April 30, 2008, the state court continued a stay of the derivative action until 30 days notice from either party or until further court order terminating the stay. In July 2009, we reached an agreement to settle the derivative action.  In October 2009, the court granted final approval of the settlement.  Under the terms of the settlement of the derivative action, the lawsuit was dismissed with prejudice, and all defendants received a full and complete release of all claims asserted against them in the litigation, in exchange for Applied Energetics’ maintenance of certain corporate governance measures and the payment by our insurance carriers of $225,000 of attorneys’ fees.

Insurance proceeds of $6.2 million, less amounts reimbursed to Applied Energetics to pay expenses of the litigations (approximately $646,000), were paid directly to the plaintiffs by our insurance carriers. Our part of the settlement costs and estimated expenses in excess of our insurance coverage of the settlement have been reflected in the financial statements as settlement expenses.

There was no admission of liability by any of the defendants in any of the litigations.  As stated in the settlement documents, Applied Energetics denies any liability in connection with the litigation and denies the claims asserted by the plaintiffs in the complaints.

On June 29, 2009, Applied Energetics received notice from the American Arbitration Association that an arbitration demand was filed against it and its subsidiary North Star Power Engineering, Inc. ("NSPE") by eScrub Systems, Inc. The claim asserted a breach of an October 27, 2003 License Agreement between eScrub and North Star Research Corporation (whose assets were acquired by NSPE) relating to certain power technology and sought $1,000,000 in damages.  eScrub asserted that the agreement was improperly assigned to Applied Energetics and, alternatively, that Applied Energetics breached the agreement by failing to exploit the license. The claim also alleged misappropriation of trade secrets relating to technology that eScrub asserted is not a subject of the License Agreement and seeks an additional $1,350,000 in damages and an order enjoining Applied Energetics from using the alleged trade secrets.  In August 2009, Applied Energetics and eScrub settled the dispute.  Pursuant to the settlement agreement, Applied Energetics and eScrub received full and complete releases from each other of all claims that they may have or claim to have against the other party and Applied Energetics made payments of $50,000 to eScrub.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business.  As of the date of this report, we have not received notice of any other legal proceedings.

11.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 9, 2009, the date the financial statements were available to be issued.

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

OVERVIEW

Applied Energetics is a leader in the development and manufacture of applied energy systems for military and commercial applications. Through our efforts in developing our core technology, Laser Guided Energy (LGE™), we have gained expertise and proprietary knowledge in high performance lasers, high-voltage electronics, advanced dynamic optics and atmospheric and plasma energy interactions.  We apply these technologies to deliver innovative solutions to urgent military requirements, including neutralizing improvised explosive devices (“IEDs”) and other high priority missions of U.S. and allied military forces.  Additionally, we develop and manufacture high-voltage and laser products for government and commercial customers for a range of applications.

In the third quarter of 2009, we initiated a new strategic plan.  The objective of this effort was to identify the areas in which our core strengths can be developed to increase our business across new applications in the military, government and commercial sectors.  The goals for the strategic plan include increasing revenues, achieving positive cash flow, profitability, development of new products and markets, and controlling costs to improve margins.

On July 30, 2009, we received a $992,000 contract (currently funded in the amount of $600,000) for the design, development and delivery of a laser system to the U.S. Navy.  We anticipate that the contract will be fully funded at the beginning of 2010, provided that the objectives of the first phase are met, as the government has allocated the full funding amount to the contracting authority.  On August 18, 2009, we received a $3.1 million contract from the U.S. Army’s Research, Development and Engineering Command for the continued advancement and development of our LGETM technology.  The contract is for a period of three years with a potential contract ceiling of $13.4 million.

During 2009, we received additional funding through contract modifications for our U.S. Marine Corps program for approximately $476,000, of which $224,000 was received in September, to support further development and operational assessment of the technology.  We expect additional funding in the fourth quarter of 2009 for this program based upon favorable assessment reports received and positive feedback from our Marine Corps customer.

Our counter-IED technology continues to perform well and receive favorable evaluations by the U.S. Marine Corps.  As a result, we expect continued funding will be received for further systems and development activities in the fourth quarter of 2009.  The delivery and successful employment of this technology by a customer in a rugged field environment is an important milestone for Applied Energetics, as we believe it validates our ability to transition technologies from the laboratory to the field and provide customer support throughout the product life cycle.

On September 1, 2009, the company and Kenneth M. Wallace entered into a separation agreement (the “Separation Agreement”) pursuant to which Mr. Wallace’s employment as Chief Financial Officer of the Registrant terminated.  Pursuant to the terms of the separation agreement, Mr. Wallace has received lump sum payments of $29,000, and $7,682 as reimbursement for health and medical insurance premiums for six months, and will receive four (4) monthly payments of $28,125.

On September 1, 2009, the company appointed Humberto Astorga, Director of Finance, as its principal financial officer and principal accounting officer for SEC reporting purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update 2009-01, (Topic 105) Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards (“SFAS”) No. 168 – The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles. Accounting Standards Update 2009-01 amends the Codification for the issuance of Statement No. 168.  SFAS 168 was intended to replace Statement 162 “The Hierarchy of Generally Accepted Accounting Principles”, and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  This statement is effective for interim reporting periods ending after September 15, 2009.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

The FASB has issued Accounting Standards Update (“ASU”) 2009-04, Accounting for Redeemable Equity Instruments.  ASU 2009-04 updates Topic 480-10-S99 to reflect the SEC staff’s view regarding the application of Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks”.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

The FASB has issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  This statement is effective for interim reporting periods immediately after issuance in August, 2009.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

The FASB has issued Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements.  ASU 2009-13 replaces EITF 00-21, and clarifies the criteria for separating revenue between multiple deliverables.  This statement is effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption.  Adoption is required for fiscal years beginning on or after June 15, 2010, but early adoption is allowed.  We anticipate adopting ASU 2009-13 as of January 1, 2010 for new commercial revenue arrangements that fall within the scope of this Update.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008:

	2009	2008
Revenue	$1,877,865	$4,014,302
Cost of revenue	1,777,840	3,789,962
General and administrative	1,083,249	1,647,366
Settlement expenses	265,197	-
Selling and marketing	132,386	61,565
Research and development	210,925	359,807
Other (expense) income:
Interest expense	-	(388)
Interest income	8,388	123,558

Net loss	$(1,583,344)	$(1,721,228)

REVENUE

Revenue decreased approximately $2.1 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, which was attributable to the expected decrease in revenue from the Counter-IED product line of approximately $1.6 million, and from the LGE product line of approximately $700,000.  The decreases in these two product lines were offset by an increase in our new Laser product line revenue of $100,000.

COST OF REVENUE

Cost of revenue decreased approximately $2.0 million compared for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, which was in line with the decrease in revenues of 53% for the same period. Cost of revenue includes manufacturing labor, fringe and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $564,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  Lower revenues in 2009 caused an increase in general and administrative costs of approximately $973,000 due to applied labor and overhead not being allocated to government contracts.  Professional services costs increased by approximately $18,000.  Offsetting these increases are reductions in salaries, benefits, and temporary help of approximately $713,000 and non-cash employee compensation costs of approximately $424,000 due to the previously reported restructuring and reductions in force.  Additional reductions included recruiting and travel related costs of approximately $191,000 operational expenses of approximately $166,000, and depreciation and amortization costs of approximately $60,000.

SETTLEMENT EXPENSES

The settlement of the class action and derivative lawsuits caused an increase of $265,000 for the three months ended September 30, 2009.

SELLING AND MARKETING

Selling and marketing expenses increased approximately $71,000 for the three months ended September 30, 2009 from the same period in 2008, reflecting increased allocation of time of existing personnel and costs associated with business development, professional conferences and exhibitions, marketing literature, and updated web content.

RESEARCH AND DEVELOPMENT

Internal research and development expenses decreased approximately $149,000 during the three months ended September 30, 2009 as compared to the same period in 2008. The decrease is related to cancellation of research and development projects conducted at the St. Louis facility that was closed in the second quarter of 2009. We continue to focus on the development of proprietary high voltage and laser technologies at our Tucson, Arizona location.

Our short-term research and development goals are to develop innovative laser sources, novel high-voltage electrical products, efficient optical systems and to engineer laser hardware to be more compact and rugged as an essential element of maturing our LGE technology to be practical for fielding.  Longer-term research objectives include development of tunable and eye safe laser sources to improve safety and utility of LGE, adjunct military and commercial applications for lasers to expand accessible markets for our technology, and integrated weapon and counter-weapon system technologies.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the three months ended September 30, 2009 was lower by approximately $115,000 from the same period of 2008 primarily due to the lower balance of invested funds and lower interest rates on our investments in 2009.

NET LOSS

Our operations for the three months ended September 30, 2009 resulted in a net loss of approximately $1.6 million, a decrease of approximately $138,000 compared to the $1.7 million loss for the same period in 2008.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008:

	2009	2008
Revenue	$6,195,404	$11,653,390
Cost of revenue	5,810,602	10,719,524
General and administrative	5,219,034	6,170,107
Settlement expenses	1,390,197	-
Selling and marketing	561,410	173,003
Research and development	1,051,572	965,017
Other (expense) income:
Interest expense	(19)	(1,940)
Interest income	56,222	539,166
Other	-	10
Net loss	$(7,781,208)	$(5,837,025)

REVENUE

Revenue decreased approximately $5.5 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, which was attributable to a decrease in revenue from the Counter-IED product line of approximately $4.1 million, from the LGE product line of approximately $1.2 million, and from a reduction in revenue on the High Voltage product line of approximately $334,000. The decreases in revenues from these three product lines were offset by an increase in our new Laser product line revenue of $116,000.

COST OF REVENUE

Cost of revenue decreased approximately $4.9 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, which was in line with the decrease in revenues of 47% for the same period. Cost of revenue includes manufacturing labor, fringe and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by approximately $951,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Lower revenues in 2009 caused an increase in general and administrative costs of approximately $2.414 million due to applied labor and overhead not being allocated to government contracts.   Professional services increased approximately $129,000 and disposals of equipment and leasehold improvements increased approximately $92,000 in 2009. Offsetting these increases are reductions in non-cash compensation costs of approximately $1.645 million, salaries, benefits, and temporary help of approximately $1.131 million due to the previously reported restructuring and reductions in our workforce, recruiting and travel related costs of approximately $402,000, operational expenses of approximately $261,000, and depreciation and amortization costs of $151,000.

SETTLEMENT EXPENSES

The settlement of the class action and derivative lawsuits caused an increase of approximately $1.4 million for the nine months ended September 30, 2009.

SELLING AND MARKETING

Selling and marketing expenses increased approximately $388,000 for the nine months ended September 30, 2009 from the same period in 2008, reflecting increased allocation of time of existing personnel and costs associated with business development, professional conferences and exhibitions, marketing literature, and updated web content.

RESEARCH AND DEVELOPMENT

Internal research and development expenses increased approximately $87,000 during the nine months ended September 30, 2009 as compared to the same period in 2008. The increase is related to the continued development of proprietary high voltage and laser technologies.

Our short-term research and development goals are to develop innovative laser sources, novel high-voltage electrical products, efficient optical systems and to engineer laser hardware to be more compact and rugged as an essential element of maturing our LGE technology to be practical for fielding.  Longer-term research objectives include development of tunable and eye safe laser sources to improve safety and utility of LGE, adjunct military and commercial applications for lasers to expand accessible markets for our technology, and integrated weapon and counter-weapon system technologies.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the nine months ended September 30, 2009 was lower by approximately $483,000 from the same period of 2008 primarily due to the lower balance of invested funds and lower interest rates on our investments in 2009.

NET LOSS

Our operations for the nine months ended September 30, 2009 resulted in a net loss of approximately $7.8 million, an increase of approximately $1.9 million compared to the $5.8 million loss for the same period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had approximately $11.8 million of cash and cash equivalents.  Our cash position decreased during the first nine months of 2009 by approximately $3.7 million.  During the first nine months of 2009, we used $3.5 million of cash in operating activities, which is comprised of our net loss of $7.8 million, plus adjustments in non-cash share-based compensation expense of $1.3 million, depreciation and amortization of $499,000, loss on equipment disposal of $107,000, and the litigation settlement payable in common shares of $1.2 million.  Changes in assets and liabilities that provided cash include decreases in accounts receivable of $1.4 million, prepaid expenses and deposits of $386,000, long-term receivables of $253,000, accrued expenses of $68,000, and billings in excess of costs of $20,000.  Changes in assets and liabilities that used cash were a decrease in accounts payable of $558,000, and increases in other receivables of $245,000 and inventory of $219,000.

As part of our total cash use during the first nine months of 2009, investment activities used approximately $9,000.  Financing activities used approximately $131,000, primarily from the preferred stock cash dividends paid in February, May, and August, 2009.

We anticipate that short-term and long-term funding needs will be provided by the cash flows from current and future contracts and existing cash and cash equivalents.  We determined that we have sufficient working capital to fulfill existing contracts and expected contracts in 2009 and 2010.

BACKLOG OF ORDERS

At September 30, 2009, we had a backlog (workload remaining on signed contracts) of approximately $4.7 million to be completed within the next twelve months.  The backlog does not include proposals and contracts under negotiation.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, our Principal Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the nine months ended September 30, 2009, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September, 2009, the court granted final approval of the settlement of the consolidated class action lawsuits.  Under the terms of the settlement, those lawsuits were dismissed with prejudice, and Applied Energetics and all other defendants received a full and complete releae of all claims asserted against them in the litigation, in exchange for the payment of an aggregate of $5.3 million in cash and the issuance of 2,283,887 previously unissued shares of common stock by Applied Energetics valued at $1.2 million.

In October, 2009 the court granted final approval of the settlement of the derivative action filed against our current and former officers and directors.  Under the terms of the settlement of the derivative action, the lawsuit was dismissed with prejudice, and all defendants received a full and complete release of all claims asserted against them in the litigation, in exchange for Applied Energetics’ maintenance of certain corporate governance measures and the payment by our insurance carriers of $225,000 of attorneys’ fees. There was no admission of liability by any of the defendants in any of these proceedings.

Insurance proceeds of $6.2 million, less amounts reimbursed to Applied Energetics to pay expenses of the litigations (approximately $646,000 to date), were paid directly to the plaintiffs by our insurance carriers.

There was no admission of liability by any of the defendants in any of the litigations.  As stated in the settlement documents, Applied Energetics denies any liability in connection with the litigation and denies the claims asserted by the plaintiffs in the complaints.

ITEM 1A.  RISK FACTORS

Our common stock could be delisted from the NASDAQ Global Market if we do not regain compliance with the $1.00 minimum bid requirement, which would negatively impact the liquidity of our stock.

On September 17, 2009 we received a notice from The NASDAQ Stock Market stating that the minimum bid price of our common stock was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with Marketplace Rule 5450(a)(2).   We have until March 16, 2010 to regain compliance with the minimum closing bid requirement. In accordance with Marketplace Rule 5810(c)(3)(a), we can regain compliance if the closing bid price of our common stock meets or exceeds $1.00 per share for at least 10 consecutive business days.

If we do not regain compliance by March 16, 2010, NASDAQ will provide written notification to us that our securities are subject to delisting. In the event we do not regain compliance by March 16, 2010, we may be eligible for an additional 180 calendar day grace period if we meet the initial listing standards, with the exception of bid price, for the NASDAQ Capital Market. Although we believes that we currently meet the initial listing requirements for the NASDAQ Capital Market (other than the bid price) and intend to apply for such listing  if we do not regain compliance with such requirement, we cannot assure you that we will meet such requirements to  list our common stock on the NASDAQ Capital Market.  The September 17, 2009 notification has no immediate effect on the listing of our common stock pending the expiration of the grace period. However, if we do not regain compliance and our stock is delisted, trading in our stock will be more difficult and stockholder and investor liquidity could suffer.

If we fail to maintain compliance with applicable NASDAQ Rules and our stock is delisted from the NASDAQ StockMarket, it may become subject to Penny Stock Regulations and there will be less interest for our stock in the market.

If our stock is not listed on NASDAQ and fails to maintain a price of $5.00 or more per share, our stock would become subject to the Securities and Exchange Commission's "Penny Stock" rules. These rules require a broker to deliver, prior to any transaction involving a Penny Stock, a disclosure schedule explaining the Penny Stock Market and its risks. Additionally, broker/dealers who recommend Penny Stocks to persons other than established customers and accredited investors must make a special written suitability determination and receive the purchaser's written agreement to a transaction prior to the sale.  If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed and security holders may find it more difficult to sell their securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of Applied Energetics, Inc. held on September 16, 2009, 71,381,276 shares of Applied Energetics’ Common Stock, or approximately 83% of the total Common Stock outstanding on the record date for such meeting, were represented.

The stockholders of Applied Energetics elected General James M. Feigley and Mr. George Farley as Class II Directors to hold office until the 2012 Annual Meeting of Stockholders, and until their respective successors have been duly elected and qualified.  Of the shares voted with respect to the election of General Feigley, 70,233,320 were voted in favor and 1,148,956 were withheld.  Of the shares voted with respect to the election of Mr. Farley, 52,616,811 were voted in favor and 18,764,465 were withheld.

Continuing as Class I Directors with a term expiring in 2011 are Messrs. John F. Levy and Mark J. Lister.  Continuing as Class III Directors with terms expiring in 2010 are Mr. James K. Harlan and Mr. David C. Hurley.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Agreement and Complete and Full General Release by and between Kenneth M. Wallace and the Registrant dated September 1, 2009.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By	/s/ Joseph C. Hayden
Joseph C. Hayden
Chief Operating Officer and Principal Executive Officer

Date:  November 9, 2009