Form 10-K
period 2009-12-31
APPLIED ENERGETICS, INC.
filed 2010-03-16
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number 001-14015

Applied Energetics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0262908
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3590 East Columbia Street
Tucson, Arizona	85714
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code                     (520) 628-7415
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2009 (the last day of the registrant’s most recently completed second quarter) was approximately $38,521,000.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 12, 2010 was 89,065,252.

APPLIED ENERGETICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009
INDEX

PART I
ITEM 1. BUSINESS

Cautionary Note Concerning Forward-Looking Statements

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

Available Information

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

General

Applied Energetics, Inc. (“company”, “Applied Energetics”, “we”, “our” or “us”) is a developer and manufacturer of high energy systems for military and commercial applications. We advance the state-of-the-art in high performance lasers, high-voltage electronics, advanced optics and atmospheric and plasma interactions.  We deliver innovative and high quality systems to meet urgent military missions, including countering improvised explosive devices (“Counter-IEDs” or “CIED”).  We develop and manufacture specialized high-voltage and laser products for government and commercial customers for a range of applications. As a technology leader in these fields, we work with our customers to advance the performance of our systems to meet their needs.

Applied Energetics, Inc is a corporation organized and existing under the laws of the State of Delaware.  Our executive office is located at 3590 East Columbia Street, Tucson, Arizona, 85714 and our telephone number is (520) 628-7415.

LGETM and LIPC® Technologies

Applied Energetics is the developer of Laser Guided Energy (“LGETM”) and Laser Induced Plasma Channel (LIPC®) technologies.  These revolutionary technologies can precisely deliver high voltage electrical charges by using a laser to create a conductive path in the atmosphere.  We are developing applications that can deliver tailored weapon and countermeasure effects to targets with laser accuracy, and with manageable effects to reduce the potential for inadvertent injury and minimize collateral damage. This technology has been in development since our inception in 2002, and we have protected what we believe to be the enabling intellectual property through U.S. Patent filings.  LGE development has been funded through multiple Department of Defense (“DoD”) contracts in support of U.S. Navy, Army, Air Force, and the Office of Secretary of Defense programs, as well as through internally funded research initiatives.

Counter-IED Technologies

Working with the United States Marine Corps, we have developed and delivered a system that demonstrates significant capability in countering IEDs; a major threat to military operations throughout the world. Technical and field results of such CIED technologies are highly sensitive or classified, but we are satisfied that our technology has performed well in addressing this critical mission. We have integrated our CIED technologies into military vehicles. We anticipate additional product variations may be utilized on other military platforms in the future as military customers identify new mission areas for implementation of our technologies. We continue to work actively with our customers to field these innovative CIED technologies.

High-Voltage Technologies

Since the company’s inception, we have acquired and developed unique high-voltage capabilities (“HV”). Operating within the company is a group focused on providing high-voltage solutions for semiconductor, aerospace, chemical processing, and other military and commercial activities. Opportunities currently in process or under development include advanced electron-beam technologies, nested high-voltage generators and other unique power solutions for use in a wide range of commercial and military applications.

Laser Technologies

The company designs and builds solid state lasers for military and commercial applications.  The company has the expertise to build uniquely capable, rugged ultra-short pulse lasers and is in the process of developing laser systems for military customers.

Patents and Proprietary Information

Since our inception, we have pursued the development of a range of core intellectual property objectives using internal investment, and have aggressively pursued patents on such technology. The objective of this approach has been to establish a sole source role for us in customer-funded technology and product development contracts, as well as to protect the value of the intellectual property that we create.  Our patent applications, in tandem with our significant proprietary knowledge, may be used as justification for sole source contracts in accordance with Federal Acquisition Regulations, and thereby may improve our competitive position. Presently, nine U.S. Patents have been issued and thirty U.S. patent applications are pending. We have received U.S. Government initiated “national security related” secrecy orders for fourteen of the thirty pending patent applications. The U.S. Patent and Trademark Office imposes secrecy orders when disclosure of an invention by publication of a patent would be detrimental to the United States’ national security. These patents are treated as under review unless and until they are declassified, at which time patents may be issued, with enforcement based on the original filing date. We have thus far received notice that eight of these patent applications under secrecy order have been found patentable by the U.S. Patent Office. These patents and patent applications relate to our core LIPC technology, CIED offerings, and other technologies related to LGE, laser and high voltage applications.

Customer Dependency

Revenue is derived from contracts with Government agencies or contractors to the Government representing approximately 97% and 87%, of total revenue for 2009 and 2008, respectively. The loss of any of these customers would have a material adverse effect on Applied Energetics. All contracts are subject to renegotiation of profits or termination at the election of the Government. When we refer to “Government” we mean the U.S. Government and its agencies.  In the third quarter of 2009, we initiated a new strategic plan.  The objective of this effort was to identify the areas in which our core strengths can be developed to increase our business across new applications in the military, government and commercial sectors.  The goals for the strategic plan include increasing revenues, achieving positive cash flow, profitability, development of new products and markets, diversifying our customer base and controlling costs to improve margins.

Competition

Currently, substantially all of our activity and revenue is generated through contracts with agencies of the Government focused on military and national security applications. We have developed, demonstrated, and advanced innovative directed-energy technologies. We believe that we are the only company in the United States that is providing the Government access to these unique technologies. However, we face competition from other domestic companies within the defense industry and other companies with differing technologies that seek to provide similar benefits or address similar missions as our technologies. Additionally, foreign countries and companies may be developing technologies that may compete with our technologies.

Research and Development

We fund our research and development primarily through internal investment and we diligently attempt to retain the sole ownership of all of the key intellectual property.  We believe control of the core intellectual property we have developed is necessarily critical to our advancement of the LIPC, CIED and HV technologies. We occasionally outsource research tasks to experienced individuals or companies for activities that require equipment or modeling capabilities that we do not have internally available, preserving our intellectual property.

Our short-term research and development goals are to develop efficient and compact laser sources, novel high-voltage electrical sources, efficient optical systems and to turn the technologies we have developed for new government and commercial applications and markets into products.

Our research and development expense for 2009 and 2008 was $1,182,652, and $1,372,396, respectively.

Backlog of Orders

At December 31, 2009 and 2008, respectively, we had a backlog (i.e. work load remaining on signed contracts) of approximately $3.4 million, and $4.6 million, respectively, to be completed within the twelve months following those dates.  As of February 28, 2010, our backlog was $11.6 million.

Employees

As of December 31, 2009, we had 49 full time employees.  During the second quarter, the company initiated a process whereby each product line was evaluated for appropriate levels of staffing given current and anticipated contract activities, timing of deliverables and general expected economic conditions.  Following this evaluation, on May 7, 2009, the company reduced its staffing by 20 individuals.  This included the shut down of operations at our St. Louis facility and the associated reduction in the entire staff located there.

ITEM 1A.  RISK FACTORS

Future results of operations of Applied Energetics involve a number of known and unknown risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to those risks set forth below:

Risk Related to Our Business

Our growth is subject to a number of economic risks.

As widely reported, financial markets have recently experienced disruption, including, among other things, volatility in securities prices, diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others.  The recent economic downturn has resulted in restricted credit, depressed sales in the retail sector and declines in real estate values.  Governments have taken unprecedented actions intended to address these unfavorable market conditions.  While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a continued deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations might be impaired.  There can also be no assurance that government actions made in response to these issues will restore consumer confidence or increase the availability of credit.  Our total revenues declined in 2009 compared to 2008 and the continued deterioration of the economy could have further adverse effects on the ability of existing and potential customers and suppliers to obtain financing for significant purchases and operations. These factors could result in a decrease in, or cancellation of orders for our products and services.  Our business can also be adversely affected by decreases in the general level of economic activity, such as decreases in defense spending, financial strength of customers and government procurement.  We are unable to predict the duration and severity of the current disruption in financial markets and the adverse economic conditions that might occur and the effect such events might have on our business.

Our historical lack of earnings and continued future losses could adversely affect our financial health and prevent us from continuing to develop and market our products.

We have incurred net losses applicable to our common stockholders since our formation in June 2002.  Our ability to achieve profitable operations is dependent upon, among other things, our ability to obtain sufficient government and commercial contracts, to complete the development of products based on our technologies and to control costs. We cannot assure you that we will be able to significantly increase our revenue or achieve and maintain profitability.

Our lack of earnings history and continued future losses could have important consequences, such as:

•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry;
•	restricting us from introducing new products or exploiting business opportunities; or delaying or terminating research projects;
•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms;
•	limiting our ability to obtain additional financing; and
•	placing us at a possible competitive disadvantage compared to our competitors, who may have greater financial resources.

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

We intend to outsource certain manufacturing processes if our customers order a significant number of our CIED products. We are uncertain that we will be able to find sufficient outsource facilities to meet the customer’s demands for our CIED products on a timely basis or at all.  We are also pursuing teaming agreements and other formal arrangements with major defense contractors who have the facilities, resources and experience to support a sudden increase in demand for our CIED products.  We cannot be certain that these agreements will be finalized in time to allow us to respond to a large order, or if we will be able to finalize those agreements at all.  Failure to meet volume and production demands for any order we receive could result in the customer(s) seeking other sources for producing this product, and could limit the size of an order placed with us, or cause the customer(s) to choose not to place any orders with us.

The receipt of future Government funding is uncertain and may be reduced or eliminated at any time, particularly if our LIPC technology does not meet certain milestones.

We rely on Government funding for LIPC and LGE development through funding provided in the federal Government budget and contracts with various Government agencies. Due to federal budgetary constraints we cannot provide assurance that any continued Government funding will be made available, or that we will be able to enter into any agreements with Government customers for the further development of LIPC and LGE. We expect that additional funding for LIPC and LGE will be subject to our technology meeting certain Government established milestones. We have in the past missed some Government established milestones and schedule deadlines, and may do so again in the future. If our LIPC and LGE technology does not meet Government established milestones, due to our performance or outside environmental or physics constraints, additional Government funding may be reduced or eliminated.  If additional Government funding for LIPC and LGE is reduced or is not forthcoming, in the absence of additional funding, our future LIPC and LGE technology development efforts could be terminated and our revenues would be adversely affected.

Our future success will depend on our ability to develop new technologies and applications that address the needs of our markets.

Both our defense and commercial markets are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

•	identify emerging technological trends in our target markets;
•	develop and maintain competitive products;
•	enhance our products by improving performance and adding innovative features that differentiate our products from those of our competitors;
•	develop and manufacture and bring products to market quickly at cost-effective prices; and
•	meet scheduled timetables and enter into suitable arrangements for the development, certification and delivery of new products and
•	enter into suitable arrangements for volume production of mature products.

We believe that, in order to remain competitive in the future, we will need to continue to develop new products, which will require the investment of significant financial and engineering resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new technology, products, and systems using our technology or products. Due to the design complexity of our products, we may in the future experience delays in completing development and introduction of new products. Any delays could result in increased costs of development, deflect resources from other projects or incur loss of contracts.

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

Approximately 97% and 87%, of our net revenue for the years ended December 31, 2009 and 2008, respectively, were from the U.S. Government and Government contractors.  U.S. defense spending historically has been cyclical.  Though it is not clear that future defense spending will be equally cyclical, defense budgets rise when perceived threats to national security increase the level of concern over the country’s safety.  At other times, spending on the military can decrease.  While Department of Defense funding has grown rapidly over the past few years, there is no assurance this trend will continue.  Competing demands for federal funds can put pressure on all areas of spending, which could impact the defense budget.

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

The defense and commercial industries in which we operate are highly competitive. Our future competitors may range from highly resourceful small concerns, which engineer and produce specialized items, to large, diversified firms and defense contractors. Many of our potential competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities and greater financial resources than we. Consequently, these competitors may be better suited to take advantage of economies of scale and devote greater resources to develop new technologies. There can be no assurance that we can continue to compete effectively with these firms.  In addition, some of our suppliers and customers could develop the capability to manufacture products similar to products that we are developing.  This would result in competing directly which could significantly reduce our revenue and seriously harm our business.

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

Our products may fail to perform satisfactorily in tests or field operations and even if our products perform satisfactorily, there may be unanticipated delays in obtaining contracts.

Our Government customers typically test our products at various stages of development and through Operational Assessments. Our success will ultimately depend upon our products meeting performance criteria established by our customers. Failure of a product to perform satisfactorily in a field test or during operations could result in delay of product development, delay in production contracts, cost overruns or even termination of the contract, any of which could materially affect the development and manufacturing of such product and our prospects, revenue and financial condition.

We depend on component availability, subcontractor performance and our key suppliers to manufacture and deliver our products and services.

Our manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. In addition, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. If these subcontractors are not willing to contract with us on competitive terms or devote adequate resources to fulfill their obligations to us, or we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risks that:

•
the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules and the consequent risk that we will experience supply interruptions and be subject to escalating costs; and

•	our competitiveness may be harmed by the failure of our subcontractors to develop, implement or maintain manufacturing methods appropriate for our products and customers.

Moreover, because most of our contracts are with Governmental agencies, we may be limited in the third parties we can engage as component manufacturers due to security clearance requirements.

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

The manufacture of our products involves highly complex and precise processes, requiring production in a highly controlled environment.  Inadvertent or slight changes or uncertainties in our manufacturing processes, errors or use of defective or contaminated materials could impact our ability to achieve and affect product reliability, or disrupt and/or delay production.

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

Backlog represents products or services that our customers have committed by contract to purchase from us.  Our total funded backlog as of December 31, 2009 and February 28, 2010 was approximately $3.4 million and $11.6 million, respectively. Backlog is subject to fluctuations and is not necessarily indicative of future revenue. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce backlog and, consequently, future revenue. Our failure to replace cancelled or reduced backlog could result in lower future revenue.

We depend on the recruitment and retention of qualified personnel, and failure to attract and retain such personnel could seriously harm our business.

Due to the specialized nature of our businesses, our future performance is highly dependent upon the continued services of our key engineering and scientific personnel. Our prospects depend upon our ability to attract and retain qualified engineering, scientific and manufacturing personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel could seriously harm our business, results of operations and financial condition. Additionally, since the majority of our business involves technologies that are classified due to national security reasons, we must hire U.S. Citizens who have the ability to obtain a security clearance. This further reduces our potential labor pool.

Because many of our contracts and projects are classified for national security reasons, we may not be able to provide important information to the public.

To date, a majority of our revenue has been derived from contracts which are classified by the Government for national security reasons.  Therefore, we are prohibited from filing these contracts as exhibits to our SEC reports, registration statements and filings or provide more than the summary information that we provide in our reports, registration statements and other filings with the SEC and in our press releases. The specific aspects of our technologies are highly sensitive to ongoing military operations and are largely classified under specific Department of Defense guidelines and, consequently, cannot be disclosed publicly. Accordingly, investors may not have important information concerning our businesses and operations with which to make an informed investment decision.

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

We are also subject to increasingly stringent laws and regulations that impose strict requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes, restrict air and water emissions from our testing and manufacturing operations, and require maintenance of a safe workplace. These laws and regulations can impose substantial fines and criminal sanctions for violations, and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We incur, and expect to continue to incur, capital and operating costs to comply with these laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

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

On September 17, 2009, we received notice that we were not in compliance with Marketplace Rule 5450(a)(2), which requires a minimum $1.00 closing bid price for common stock.  The company’s common stock closing bid had dropped below, and remained below this required threshold.  On March 3, 2010, our common stock was transferred to the NASDAQ Capital Market as a result of our failure to meet the $1.00 minimum bid requirement.  As of the date of this report, our common stock bid price remains below $1.00.  If the closing bid price of our common stock does not meet or exceed $1.00 per share for at least 10 consecutive business days, we may be de-listed from the NASDAQ stock market in the future. Any such delisting could adversely affect the liquidity or market pricing of our stock.

A large number of shares of our common stock could be sold in the market in the near future, which could depress our stock price.

As of March 12, 2010, we had outstanding approximately 89 million shares of common stock. A substantial portion of our shares are currently freely trading without restriction under the Securities Act of 1933, having been held by their holders for over one year and are eligible for sale under Rule 144(k) of the Securities Act.  Our outstanding Series A Preferred Stock is convertible into an aggregate of 282,444 shares of common stock. There are also currently outstanding restricted stock, restricted stock units, options and warrants to purchase approximately 6.0 million shares of our common stock. To the extent any of our options or warrants are exercised or the shares of Series A Preferred Stock are converted, the percentage ownership of holders of our common stock will be diluted and our stock price could be further adversely affected. The shares of common stock underlying the Series A Preferred Stock and outstanding restricted stock, restricted stock units, options and warrants have been registered for resale by the holders thereof or are eligible for sale under Rule 144.  As the underlying shares are sold, the market price could drop significantly if the holders of these restricted shares sell them or if the market perceives that the holders intend to sell these shares.

There are many factors outside of our control which could adversely affect the price of our stock or the ability to sell our shares.

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

At December 31, 2009, we had $44,000 of cash and $225,000 in a certificate of deposit held primarily in two large banks which are FDIC insured to FDIC limits. In addition, we had $9.6 million invested in money market funds that primarily invest in government and US treasury based securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal office, manufacturing, storage, and primary research and development facility is located in Tucson, Arizona. We purchased this approximately 25,000 square foot facility in February, 2008.

In November of 2009, we entered into a lease agreement for 20,000 square feet of office and light manufacturing space in Tucson, Arizona for a period of two years at a monthly rent of approximately $9,000.  Concurrently we vacated two other leased facilities.  We also vacated a leased facility in Tucson in January of 2010.  This has allowed us to consolidate operations for efficiency and reduce associated utility, rent and insurance costs.

In December of 2006, we entered into a lease agreement for an additional 12,000 square foot facility in Tucson, Arizona, and we exercised our option to extend this lease to January 2010 with monthly rent of approximately $7,000, accelerating to approximately $7,400 in the final year of the lease. We have vacated this property and our last lease payment was in January, 2010.

Our aggregate rent expense, including common area maintenance costs, was approximately $390,000 and $457,000 for 2009 and 2008, respectively.

We believe our facilities are adequate for our current planned operations.

See Note 10 to the Consolidated Financial Statements of our 2009 Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2009.

ITEM 3. LEGAL PROCEEDINGS

Except as described in Notes 10 and 14 to the Consolidated Financial Statements, which is incorporated herein by reference, as of December 31, 2009, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market price per share

Our common stock is currently listed on the NASDAQ Global Market, trading under the symbol “AERG.” The following table sets forth information as to the price range of our common stock for the period January 1, 2008 through December 31, 2009. No dividends on common stock were declared for these periods.

Quarterly Periods	High	Low
2008
First	$3.25	$1.58
Second	2.94	1.59
Third	2.00	0.52
Fourth	1.00	0.18
2009
First	0.43	0.16
Second	0.69	0.22
Third	0.60	0.33
Fourth	0.54	0.25

Holders of Record

As of March 12, 2010, there were approximately 240 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

There were no unregistered sales of securities in 2009.

Dividends

We have never paid cash dividends on our common stock and do not expect to do so in the foreseeable future.  Instead, we intend to retain any earnings to support our operations and the growth of our business.

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at our discretion. We declared and paid dividends on our 6.5% Series A Convertible Preferred Stock in May, August and November, 2009 and February, 2010. Portions of these dividends were paid in the form of common stock with the remaining paid in cash. Cash dividends on Preferred Stock are accrued when the amount of the dividend is declared.  In 2008, 5,151,000 shares of common stock were exchanged for 515,100 shares of preferred stock.  Such exchange was determined to be an induced conversion and, as such, required $3.3 million to be reported as a special dividend.

Equity Compensation Plan Information

See Item 12.

In 2009, the company purchased 112,762 shares of common stock from employees to satisfy the company’s withholding tax requirements. Such purchases in the form of a net issuance occurred as follows:

Issuer Purchases of Equity Securities

Period	(a) Total number of Shares (or Units) Surrendered	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 2009	39,698	$0.25	39,698	Undetermined
Apr. 2009	3,620	$0.50	3,620	Undetermined
Sept. 2009	69,444	$0.48	69,444	Undetermined

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management discussion and analysis (“MD&A”) together with the risk factors set forth in Item 1A., and with our audited Consolidated Financial Statements and Notes thereto included elsewhere herein.

Overview

Applied Energetics is a leader in the development and manufacture of applied energy systems for military and commercial applications. Through our efforts in developing our core technology, Laser Guided Energy (LGE), we have gained expertise and proprietary knowledge in high performance lasers, high-voltage electronics, advanced dynamic optics and atmospheric and plasma interactions.  We apply these technologies to deliver innovative solutions to urgent military requirements, including neutralizing improvised explosive devices (“IEDs”) and other high priority missions of U.S. and allied military forces.  Additionally, we develop and manufacture high-voltage and laser products for government and commercial customers for a range of applications. Applied Energetics was founded on the premise that an entrepreneurial approach to technology development would accelerate the advancement of Laser Guided Energy (LGE) to solve critical needs in the Directed Energy Weapon arena.  We have developed an effective and robust counter-IED technology as a result of our research and development.

LGETM and LIPC® Technologies:

Applied Energetics is the developer of LGE and laser induced plasma channel (“LIPC®”) technologies. These revolutionary technologies can precisely deliver high voltage electrical charges by using a laser to create a conductive path in the atmosphere. We are developing applications that can deliver tailored weapon and countermeasure effects to targets with laser accuracy, and with manageable effects to reduce the potential for inadvertent injury and minimize collateral damage. This technology has been in development since our inception in 2002, and we have protected what we believe to be the enabling intellectual property through U.S. Patent filings.  LGE development has been funded through multiple Department of Defense contracts in support of U.S. Navy, Army, Air Force, and the Office of Secretary of Defense programs as well as through internally funded research initiatives.

On August 18, 2009, we received a $3.1 million contract from the U.S. Army’s Research, Development and Engineering Command for the continued advancement and development of our LGE technology.  The contract is for a period of three years, with a potential contract ceiling of $13.4 million.

Counter-IED Technologies:

Working with the United States Marine Corps, we have developed and delivered a system that demonstrates significant capability in countering IEDs, a major threat to military operations throughout the world. Technical and field results of such CIED technologies are highly sensitive or classified, but we are satisfied that our technology has performed well in addressing this critical mission. We have integrated our CIED technologies into military vehicles. We anticipate additional product variations may be utilized on other military platforms in the future as military customers identify new mission areas for implementation of our technologies. We continue to work actively with our customers to field these innovative CIED technologies.

During 2009, our focus was on completing work on a $9.5 million contract, which included additional funding through contract modifications for our U.S. Marine Corps program for approximately $476,000, of which $224,000 was received in September.  Additionally, we received $230,000 in continued funding in November of 2009 to support further development and operational assessment of the technology.  In January 2010, we received a $10.4 million contract increase to continue further Operational Assessment of the technology, develop additional systems, provide training and field support for systems, develop a smaller version of the technology for installation on other U.S. Marine Corps and U.S. Army vehicles and platforms, and to upgrade the engineering documentation of the system to facilitate future transition to Low Rate Initial Production.

Our counter-IED technology continues to perform well and has received favorable evaluations by the U.S. Marine Corps.  The delivery and successful employment of this technology by a customer in a rugged field environment is an important milestone for Applied Energetics, as we believe it validates our ability to transition technologies from the laboratory to the field and provide customer support throughout the product life cycle.  In late January 2010, the Commanding General of the Marine Corps Systems Command (MCSC) made the decision to begin transitioning this program from the Marine Corps Warfighting Laboratory to MCSC for program oversight and further development.  Applied Energetics was informed that its technology would become part of an existing Program of Record for Ground Support Equipment for Combat Engineers within the Marine Corps.  This group is responsible for counter-IED operations for the Marines.  This decision is another significant milestone for the company, as this transition is the first indication that one of our technologies is expected to be produced for regular military procurement as opposed to developmental activities. Furthermore, we believe that the acceptance of this technology by a military customer will have a positive effect on development activities for LGE for use of that technology for additional counter-IED missions.

In preparation for the transition of our counter-IED technology to regular production, Applied Energetics has entered into discussions with large defense contractors to investigate teaming agreements or other arrangements to enable us to rapidly increase production rates while focusing on the areas that are within our core areas of expertise.  Such arrangements would take advantage of the scale and resources that these organizations possess, along with their considerable experience and reputation in delivering certified products to military customers.  It is expected that Applied Energetics would maintain the position of prime contractor for these future production contractors, with the other organizations acting as subcontractors within their areas of expertise.

High-Voltage Technologies:

Since the company’s inception, it has acquired and developed unique high-voltage capabilities. Operating within the company is a group focused on providing customized high-voltage solutions for semiconductor, aerospace, chemical processing, and other military and commercial activities. Opportunities currently in process or under development include advanced electron-beam technologies, nested high-voltage generators and other unique power solutions for a wide range of applications.

During 2009, we delivered several High Voltage products to commercial customers.  We also received an order for development of an electron beam system that uses our nested high voltage generator as a power source for delivery in the second quarter of 2010.  While the dollar value of these contracts are relatively small compared to the multi-million dollar government contracts for counter-IED and LGE , we believe that these continuing orders will allow us to build expertise and markets within the commercial sector for our high voltage technologies and systems.

Laser Technologies

The company has the capability to design and build rugged solid state lasers and unique laser components for military and commercial applications.  The company has the expertise to build very unique, rugged ultra-short pulse lasers for key applications.

On July 30, 2009, we received a $992,000 contract for the design, development and delivery of a laser system to the U.S. Navy.

Emerging Markets and Applications

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

Critical Accounting Policies

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

Revenue Recognition

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

The asset caption “accounts receivable” includes costs and estimated earnings in excess of billings on uncompleted contracts, which represents revenue recognized in excess of amounts billed.  Such revenue is billable under the terms of the contracts at the end of the year, yet was not invoiced until January, 2010, and is generally expected to be collected within one year. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

Revenue for other products and services is recognized when such products and services are delivered or performed and, in connection with certain sales to certain customers, when the products and services are accepted, which is normally negotiated as part of the initial contract. Revenue from commercial, non-Governmental customers has historically been based on fixed price contracts where the sale is recognized upon acceptance of the product or performance of the service and when payment is probable under the completed contract method of accounting. Contract costs are accumulated in the same manner as inventory costs and are charged to operations as the related revenue from contract is recognized. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period in which the facts become known.

Inventories

Inventories include material, direct labor and related manufacturing administrative overhead and are stated at the lower-of-cost (determined on a weighted average basis) or market for raw materials and work-in-process inventory.  When actual contract cost and the estimate to complete exceed the estimated contract revenues, a loss provision is recorded.  Due to the nature of our inventory, we analyze inventory on an item-by-item basis compared to future usage and sales for obsolescence quarterly.

Share-Based Payments

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model. We make the following assumptions relative to this model: (i) the annual dividend yield is zero as we do not pay dividends, (ii) the weighted-average expected life is based on historical share option exercises, pre and post vesting terminations and share option term expiration, (iii) the risk free interest rate is based on the U.S. Treasury security rate for the expected life, and (iv) the volatility is based on the level of fluctuations in our historical share price for a period equal to the weighted-average expected life. We estimate forfeitures when recognizing compensation expense and adjust this estimate over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

Results of Operations

Our consolidated financial information for the years ending December 31, 2009, and 2008 is as follows:

	2009	2008
Revenue	$7,459,808	$16,614,211
Cost of revenue	7,007,923	15,874,818
General and administrative	6,795,972	8,470,656
Settlement expenses	1,337,409	-
Selling and marketing	631,578	251,349
Research and development	1,182,652	1,372,396
Other (expense) income:
Interest expense	(1,131)	(2,099)
Interest income	60,562	637,475
Other income	-	10
Loss before provision for income taxes	(9,436,295)	(8,719,622)
Provision (benefit) for income taxes	-	-
Net loss	$(9,436,295)	$(8,719,622)

Revenue

Revenue decreased approximately $9.2 million to $7.5 million for the year ended December 31, 2009 compared to 2008.  Our Counter-IED revenue decreased by $4.7 million to $2.4 million in 2009 due to revenues being derived mostly from operational support and testing of our Counter-IED systems compared to manufacturing of Counter-IED systems and spares in 2008.  LGE revenues decreased by $2.8 million to $4.4 million in 2009 mostly attributable to ending of certain LGE contracts in the first half of 2009 and then increasing in the second half of 2009 with the announcement of two new contracts. High Voltage revenue decreased by $2.0 million in 2009 to $250,000 due to reduced hardware sales in the commercial markets.  Laser revenues, a new product line, increased by $300,000.

Cost of Revenue

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue for 2009 decreased by $8.9 million for the year ended December 31, 2009 compared to 2008.  The decrease in cost of revenue directly tied to the decrease in sales activity, and to a lower-of-cost-or-market inventory adjustment of $0.5 million and loss provisions of approximately $0.2 million that occurred in 2008. By product line, Counter-IED costs decreased by approximately $4.9 million, LGE costs decreased by approximately $2.5 million, High Voltage costs decreased by $1.8 million, and were offset by an increase in Laser costs of approximately $0.3 million.

General and Administrative

G&A expenses decreased approximately $1.7 million for the year ended December 31, 2009 compared to 2008.  The decrease in G&A expenses was primarily driven by the decision to right size the company in terms of both employees and cost reduction initiatives based on a shortfall of revenue, which became evident in the second quarter of 2009.  Salaries and wages decreased by approximately $2.1 million, non-cash compensation costs decreased by approximately $1.9 million, supplies and building related expenses decreased by approximately $300,000, travel expenses decreased by approximately $280,000, relocation expenses decreased by approximately $312,000, depreciation expenses decreased by approximately $235,000 and professional services decreased by $141,000.  The decreases in expenses were offset by a decrease in applied labor, overhead and material handling costs allocated to cost of revenue of approximately $3.4 million and to asset disposals associated with leasehold improvement of approximately $153,000.

At December 31, 2009, there were approximately $335,000 of unrecognized compensation costs related to unvested restricted stock awards, net of estimated forfeitures and approximately $255,000 of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures. These costs are expected to be recognized on a weighted-average basis over periods of approximately one year for restricted stock awards and two years for unvested stock options.

Litigation Settlement

Litigation settlement expenses for 2009 were approximately $1.3 million.  This includes the fair value of the 2,283,887 shares issued in settlement of the class action lawsuit filed by George Wood and Raymond Deedon, and the derivative action filed by John T. Johnasen on September 29, 2009, and the legal fees not covered by insurance proceeds.

Selling and Marketing

Selling and marketing expenses increased by approximately $380,000 for the year ended December 31, 2009 compared to 2008.  The increase was mostly due to increases in labor allocation and travel related to business development, and bids and proposals activities that enabled new contracts aggregating approximately $6.2 million for 2009 tied to LGE contracts and a $10.4 million contract received in January 2010.

Research and Development

Research and development expenses decreased approximately $190,000 for the year ended December 31, 2009 compared to 2008.  Our internal research and development costs involve experimentation, design, development and enhancement of proprietary technologies and new products.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense.  Net interest income for 2009 was lower by approximately $577,000 from 2008 primarily due to the lower balance of invested funds and lower interest rates in 2009.

Net Loss

Our operations in 2009 resulted in a net loss of approximately $9.4 million, an increase of approximately $700,000 when compared to the approximately $8.7 million net loss for 2008.  Our net loss attributable to common stockholders per common share – basic and diluted decreased from $0.16 per share to $0.11 per share, partially due to the increased number of shares outstanding in 2009.

Inflation and Seasonality

We do not believe that inflation has a material effect on the operations or financial condition of our business, nor do we believe that we are subject to significant seasonal swings in our business.

Liquidity and Capital Resources

At December 31, 2009, we had approximately $9.6 million of cash and cash equivalents, and $225,000 in a certificate of deposit. In 2009, we used approximately $5.5 million of cash in operating activities. This amount is comprised primarily of our net loss of approximately $9.4 million, increases in inventories of $600,000, due to a new contract, and decreases in accounts payable and other accrued expenses of approximately $700,000.  Offsetting these amounts were non-cash stock option compensation expense of approximately $1.8 million, a decrease in accounts receivable of approximately $1.7 million, litigation costs paid in common stock of approximately $1.1 million and depreciation and amortization of approximately $600,000.  Also in 2009, investing activities used approximately $45,000 and financing activities used approximately $131,000.

We anticipate that short-term and long-term funding needs will be provided from the cash flow from servicing our Government contracts.  We believe that we have sufficient working capital to fulfill existing contracts and expected contracts in 2010 and into 2011. The Government contracts, that presently represent a major portion of our current activity, are on a cost plus fixed fee basis. This means all work performed is done at our Government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly.

Backlog

At December 31, 2009 and 2008, respectively, we had a backlog (i.e. work load remaining on signed contracts) of approximately $3.4 million, and $4.6 million, respectively, to be completed within the twelve months following those dates.  As of February 28, 2010, our backlog was $11.6 million.

Operating Leases

We generally operate in leased premises under operating leases that have options permitting renewals for additional periods.  Total rent expense on premises amounted to approximately $390,000, and $457,000 for 2009 and 2008, respectively.  In February 2008, we purchased our principal office, manufacturing, storage, and primary research and development facility in Tucson, Arizona for approximately $2.2 million.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A  Preferred Stock bears dividends at the rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly, when declared.  Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing.  As of December 31, 2009, there were 135,572 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, the related notes and the Report of Independent Registered Public Accounting Firm thereon, are included in Applied Energetics’ 2009 Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure matters.

ITEM 9A(T). CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company's assets;
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

Our management, including our Principal Executive Officer and Principal Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officers and directors:

Name	Age	Principal Position	Director, Term expiring in

James M. Feigley	60	Chairman of the Board	2012
Joseph C. Hayden	51	Chief Operating Officer and principal executive officer
Humberto A. Astorga	37	Controller, principal financial officer and principal accounting officer
David C. Hurley	69	Independent Director	2010
George P. Farley	71	Independent Director	2012
James K. Harlan	58	Independent Director	2010
John F. Levy	54	Independent Director	2011
Mark J. Lister	52	Independent Director	2011

James M. Feigley:  James M. Feigley has served as a member of our Board of Directors since June 2008, and as Chairman since April of 2009. Mr. Feigley serves as a member of our Nominating and Governance Committee and our Strategic Planning Committee. Mr. Feigley has served as President of Rock River Consulting, Inc., a defense consulting firm he founded in May 2003 after retiring from the U.S. Marine Corps.  General Feigley served as Commander of the Marine Corps Systems Command from 1998 through 2002, where he was the executive authority on research, development, procurement, fielding and life cycle support for all Marine Corps ground combat, combat support and combat service support equipment, ordinance and systems. General Feigley served as Direct Reporting Program Manager to the Assistant Secretary of the Navy, Research, Development and Acquisition Program from 1993 through 1998, during which time he was in charge of business planning, cost estimating, technical risk analyses and management, systems engineering and numerous other responsibilities. He served as Project Manager for the Headquarters, U.S. Marine Corps and Naval Sea Systems Command from 1986 through 1993, where he managed all technology base projects for ‘Advanced Amphibious Assault Vehicle’ and wrote all technical, financial, cost, management, risk, planning and performance documentation. General Feigley served as a member of the United States Marine Corps from 1972 through 2002. He received a BS from the University of Wisconsin - Oshkosh in 1972 and graduated from the Army Logistics Management Center in 1982, the Marine Corps Command and Staff College in 1986 and the Defense Systems Management College in 1986. He currently serves as an Associate Member of the Naval Research Advisory Committee. Mr. Feigley retired from the Marine Corps as a Brigadier General in 2002 and received many decorations and honors during his military career.

Joseph C. Hayden:  Joseph C. Hayden has been the Chief Operating Officer and Principal Executive Officer since April 2009.  Prior to that, he was the Executive Vice President - Programs for Applied Energetics since December 2004, and was the Executive Vice President of Business Operations from November 2002 to 2004. He is a founder of the company. Mr. Hayden has almost 30 years experience in organizational leadership, business development, managing and executing large engineering projects and high technology research and development. Prior to the founding of Applied Energetics, Mr. Hayden worked at Raytheon, Inc. and also at two other start-up companies.  A graduate of the U.S. Naval Academy, Mr. Hayden was a U.S. Navy Surface Warfare Officer and Nuclear Engineer before leaving the service to work in industry.

Humberto A. Astorga:  Humberto A. Astorga has been our principal financial officer and principal accounting officer since September, 2009.  Since March 2006, Mr. Astorga has been Controller of Applied Energetics.  Prior to joining the company, Mr. Astorga was Controller of Lasertel, Inc., a semi-conductor laser manufacturer he joined in June 2002.  From 2001 through June 2002, Mr. Astorga was senior financial analyst of NCS Pearson, Inc., a provider of educational assessments, products, services and solutions.  Prior to joining NCS Pearson, Mr. Astorga was the SAP Business Analyst for Leoni Wiring Systems, Inc., a global supplier of wires, cables and wiring systems.  From 1997 until he joined Leoni Wiring in 2000, Mr. Astorga was a senior financial analyst for the Chamberlain Group, Inc., a consumer electronics manufacturing company.

David C. Hurley:  David C. Hurley has been a member of our Board of Directors since March, 2004 and served as the independent Chairman of our Board from March, 2006 until December, 2007. Mr. Hurley was appointed Vice Chairman of PrivatAir of Geneva, Switzerland on February 1, 2003, relinquishing the role of Chief Executive Officer, a position he held following the acquisition of Flight Services Group ("FSG") by PrivatAir in 2000. Mr. Hurley founded FSG in 1984.  PrivatAir has major business aviation operations in over fifteen bases in the U.S. and aircraft service operations at Toulouse and, Paris, France; Dusseldorf, Munich and Hamburg, Germany; Amsterdam, The Netherlands, and Geneva, Switzerland.  Mr. Hurley has over 40 years experience in operations, marketing and sales in the aerospace and telecommunications industries. Before founding FSG, he served as the Executive Vice President for Canadair Challenger (a Division of General Dynamics).  Prior to that position, he served as Regional Manager of the Cessna Aircraft Company Commercial Jet Marketing Division.  He began his career in 1968 as Director of Marketing, Government and Military Products Division, for RF Communications, a division of the Harris Intertype Corporation. Mr. Hurley serves as the Chairman Emeritus of the Board of the Smithsonian Institution's National Air and Space Museum, Washington, D.C.; and serves on the Boards of Aviation Partners Boeing, CAMP Systems, ExelTech Aerospace, Inc., Hexcel Corp., Genesee & Wyoming, Inc., The Corporate Angel Network, White Plains, N.Y., and Aerosat, Inc. He is an alumnus of Hartwick College and served three years in the Special Services Branch of the US Army, receiving an honorable discharge.

George P. Farley:  George P. Farley, a certified public accountant, has been a member of our Board of Directors since March 2004. Mr. Farley is Chairman of our Audit Committee and also serves as a member of our Compensation Committee. Mr. Farley has been providing financial consulting services since 1999.  Through 2007, Mr. Farley served as a Director and a member of the Audit Committee of iCad, Inc. He has also served as a Director and member of the Audit Committee of Preserver Insurance Company, Inc. and Acorn Holdings Corp and as a Director for Olympia Leather Company, Inc. From November 1997 to August 1999, Mr. Farley was a Chief Financial Officer of Talk.com, Inc., which provides telecommunication services. Mr. Farley was also a director of Talk.com, Inc. Mr. Farley joined BDO Seidman, LLP in 1962 and was a partner at BDO Seidman, LLP from 1972 to 1995, where he served as the managing partner of BDO’s Philadelphia Office, National Director of Mergers and Acquisition and established BDO’s valuation practice.

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

John F. Levy:  John F. Levy has served as a member of our Board of Directors since June, 2009.  Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory Services, a consulting firm that advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies.  Mr. Levy served as the Interim Chief Financial Officer from November 2005 to March 2006 of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007.  From November 1997 to May 2005, Mr. Levy served as Chief Financial Officer of MediaBay, Inc., a NASDAQ listed company and provider of spoken word audio content.  While at MediaBay, he also served for a period as its Vice Chairman.  Mr. Levy is a director and Chairman of the Audit Committee of Take-Two Interactive Software, Inc., a developer, marketer, distributor and publisher of interactive entertainment software games, a director and non-executive Chairman of the Board of Applied Minerals, Inc. (formerly Atlas Mining Company), an exploration stage natural resource and mining company, a director, Lead Director and Chairman of the Audit Committee of Gilman Ciocia, Inc., a financial planning and tax preparation firm, and is a director of PNG Ventures, Inc., a producer and distributor of vehicle-quality liquid natural gas serving airports, public transit, refuse, seaports, regional trucking, taxis and government fleets markets.  On September 10, 2009 PNG Ventures filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act.  Mr. Levy has authored Focus on Corporate Ethics: Legal and Ethical Responsibilities of Board Members, a course on the ethical and legal responsibilities of board members initially presented to various state accounting societies.  Mr. Levy is a certified public accountant with nine years of experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton LLP.  Mr. Levy has a B.S. degree in Economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph's University in Philadelphia.

Mark J. Lister:  Mark J. Lister has served as a member of our Board of Directors since June, 2009.  Since November, 2006, Mr. Lister has been President of StratTechs, Inc., a consulting firm he founded which specializes in brokering technology within the Defense, Intelligence and Homeland Security Government markets.  Mr. Lister currently serves on the Secretary of the Navy Advisory Panel and recently completed service as Chairman of the Naval Research Advisory Committee.  From January 1992 to June 2006, Mr. Lister was employed by the Sarnoff Corporation where he most recently served as Senior Vice President of Government Operations.  While at Sarnoff, from 2001 to 2006, Mr. Lister served as Managing Director of the Rosettex Technology and Ventures Group, a joint venture of Sarnoff Corporation and SRI International for which he was a founder, and from 1996 to 2001, Mr. Lister served as Executive Director of the National Information Display Laboratory.  From 1987 to 1992, he served as Director, Advanced Development and Applications in the Research and Development Group of the Office of the Assistant Secretary of the U.S. Air Force for Space.  Mr. Lister’s government career began at the Naval Research Laboratory where he served as a researcher in the Space Applications Branch from 1977 to 1987.  Mr. Lister has a B.S. in Electrical Engineering from Drexel University, a B.S. in Mathematics from St. Vincent College and a MEA from George Washington University.

Director Qualifications, Experience and Skills

All of our directors bring to our Board a wealth of executive leadership experience derived from their service as senior executives and, in many cases, founders of industry or knowledge specific consulting firms or operational businesses.  They also offer extensive public company board experience.  Each of our board members has demonstrated strong business acumen and an ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards.  When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the company’s business and structure, the Corporate Governance and Nominating Committee and the Board of Directors focused primarily on the information discussed in each of the Directors’ individual biographies set forth above and the specific individual qualifications, experience and skills as described below:

•
General Feigley’s service in the United States Marine Corps and ownership and operation of a defense consulting firm provides us with invaluable insight into our government customers’ needs and requirements, as well as contacts to key personnel within these companies.

•
Mr. Farley’s extensive knowledge of accounting, the capital markets, financial reporting and financial strategies from his extensive public accounting experience, and prior services as a chief financial officer of a public company and as audit committee member of several public companies.  Mr. Farley specialized in “Transactional Accounting” managing the accounting and auditing function for numerous public financings, mergers, acquisitions, reorganizations and business dispositions.  In 1993, Mr. Farley was part of the team that created a new financing vehicle, the Specified Purpose Acquisition Company “SPAC”.

•
David Hurley’s extensive knowledge of our markets and customers and the capital markets through his service on the boards of directors of several public and private companies which operate in the defense and aerospace industries.  Mr. Hurley also provides extensive knowledge of corporate governance matters and holds a Professional Director Certification from the Corporate Directors Group, a national education and public company director credentialing organization.

•
Mr. Harlan’s service in senior executive positions in manufacturing and operations provide our Board with a wealth of knowledge for these aspects of our business.  Mr. Harlan has significant experience with management and commercial issues associated with technology based businesses that comprise an important aspect of our business position.  Mr. Harlan also has prior experience in serving on the compensation committee of other public companies.

•
Mr. Levy’s extensive knowledge of accounting, the capital markets, corporate governance, corporate compliance, financial reporting and financial strategies from his public accounting firm experience and service as chief financial officer and audit committee member of several public companies, as well as through the services he provides to public companies through Board Advisory Services, a consulting firm he founded.

•
Mr. Lister’s broad perspective regarding our customers, markets and bringing defense industry applications to market gained through the services provided by his consulting firm to customers in the Defense, Intelligence and Homeland Security Government markets, as well as from his current and previous positions with the Navy Advisory Panel and Navel Research Advisory Committee and senior assignment with the U.S. Air Force Office of Space Systems.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Applied Energetics, and any persons who own more than ten percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC and the NASDAQ Stock Market. Officers and directors of Applied Energetics, and greater than ten percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file.  None of our officers or directors failed to file any Section 16(a) forms, nor were any such persons late in making any such filings.

Code of Ethics

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

Upon request made to us in writing at the following address, our Code of Ethics and Business Conduct will be provided without charge:

Applied Energetics, Inc.
Attention: Compliance Officer
3590 East Columbia Street
Tucson, AZ 85714

Committees of the Board of Directors

Audit Committee

The Audit Committee of the Board of Directors is comprised of Messrs. Farley, Harlan and Levy. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews the scope and results of the audit engagement with the independent public accountants, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our Board of Directors has determined that each committee member meets the independence and financial literacy requirements under current NASDAQ rules. In addition, our Board of Directors has determined that Mr. Farley is an “audit committee financial expert” as defined under Item 407 of Regulation S-K of the SEC. Refer to Item 10 above for Mr. Farley's qualifications.

Compensation Committee

The Compensation Committee of the Board of Directors is comprised of Messrs. Harlan, Farley and Lister. The committee is responsible for establishing and maintaining executive compensation practices designed to encourage company profitability and enhance long-term shareholder value.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of Messrs. Hurley and Feigley. The Committee is responsible for establishing and maintaining corporate governance practices designed to aid the long-term success of Applied Energetics and effectively enhance and protect shareholder value.

Strategic Planning Committee

The Strategic Planning Committee is comprised of Messrs. Lister (Chairman), Feigley and Levy.  The Committee is responsible for providing oversight to establish strategic direction for the Company, develop with Company management and recommend to the Board a short- and long-term strategic plan for the Company, periodically review and update the plan, investigate and review merger, acquisition, joint venture and other business combination and strategic opportunities and to provide oversight for monitoring and executing strategies.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses, for the periods presented, the compensation for the persons who served as our Principal Executive Officer and our Principal Financial Officer for the years ended December 31, 2009 and 2008 (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total
Joseph C. Hayden	2009	$209,615	$-	$-	$-	$4,479	$214,094
Chief Operating Officer,	2008	$225,000	$-	$-	$-	$4,813	$229,813
principal executive officer

Humberto A Astorga	2009	$120,769	$22,750	$-	$61,547	$1,650	$206,716
Director of Finance, principal financial officer, Controller	2008	$112,500	$8,000	$-	$-	$3,488	$123,988

Dana A. Marshall	2009	$122,753	$20,000	$174,662	$37,039	$501,484	$855,938
Former Chairman, Chief	2008	$350,000	$-	$-	$-	$71,949	$421,949
Executive Officer, President
and Assistant Secretary
(6)

Kenneth M. Wallace	2009	$173,095	$-	$90,618	$70,847	$155,587	$490,147
Former Chief Financial	2008	$225,000	$-	$-	$-	$7,064	$232,064
Officer, principal accounting officer
and Secretary
(7)

(1)
Mr. Hayden’s 2009 salary reflects the voluntary decrease of his base salary to $200,000 effective 5/11/09.  Mr. Astorga’s 2009 salary reflects the increase of his base salary to $ 137,500 effective September 1, 2009 as a result of his acceptance of the promotion to Principal Financial officer from Controller of the company.  Messrs. Marshall and Wallace’s 2009 salaries reflect only the base salary.

(2)	Mr. Astorga’s cash bonus of $22,750 in 2009 was determined by the compensation committee.
(3)
The amounts included in the “Stock Awards” column represent the aggregate grant date fair value in 2009 and 2008 related to restricted stock awards, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 7 to our 2009 Consolidated Financial Statements.

(4)
The amounts included in the “Option Awards” column represent the aggregate grant date fair value in 2009 and 2008 related to stock option awards, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 7 to our 2009 Consolidated Financial Statements.

(5)
The 2009 amounts shown in the “All Other Compensation” column are attributable to Messrs. Marshall and Wallace as severance.  Also included in this amount is the company match expense for 401(k).  The 2008 amounts shown in the “All Other Compensation” column are attributable to Mr. Marshall receiving $39,411 for temporary living, travel and automobile expenses, and $25,105 “gross up” for the payment of taxes for such expenses.  Also included in this amount is the company match expense for 401(k).  All named executives received the employer match benefit where we match 50% of the employees’ 401(K) contribution up to 3% of their eligible compensation to their 401(K) plans, a benefit that is available to all employees. Additionally, “All Other Compensation” includes the dollar value of life insurance premiums paid by us for all named executive officers. The amounts shown in the “All Other Compensation” column for Mr. Marshall include payments for commuting costs, temporary housing assistance and relocation assistance, Mr. Marshall also received reimbursements of automotive expenses.

(6)	Mr. Marshall served in such capacities until March 31, 2009.
(7)	Mr. Wallace served in such capacities until September 1, 2009.

Employment Agreements for Named Executive Officers

We currently have no employment agreements for named executive officers.  Previously, we were obligated under employment agreements with Messrs. Marshall and Wallace, but each executive separated from the company during 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the Named Executives at December 31, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price	Option Expiration Date	Number of shares of stock that have not vested		Market Value of Shares of stock that have not vested
Joseph C. Hayden	-		-				13,500	(1)	$4,725
Humberto A.	58,000	(2)	-		$0.50	03/09/2012
Astorga	83,333	(3)	166,667	(3)	$0.40	07/16/2014
	-		-		$-		8,667	(4)	$3,033
	-		-		$-		4,563	(5)	$1,597

(1)
Restricted stock grant vested 13,500 shares on each of December 1, 2008 and 2009.  An additional 13,500 shares will vest on December 1, 2010.  These restricted stock awards are from the 2007 Stock Incentive Plan.

(2)
Mr. Astorga exchanged options to purchase 116,000 shares of common stock in March, 2009 for options to purchase 58,000 of common stock exercisable at $0.50 per share.  These options are from the 2004 Stock Incentive Plan.

(3)
Options vested on July 16, 2009.  Additional options to purchase shares vest annually on the third day following the filing of form 10-Q in each of 2010 and 2011.  These options are from the 2007 Stock Incentive Plan.

(4)
Restricted stock grant vested 8,667 shares on January 10, 2008 and 8,666 shares on January 10, 2009.  An additional 8,667 shares will vest on January 10, 2010.  These restricted stock units are from the 2004 Stock Incentive Plan.

(5)
Restricted stock grant vested 4,564 shares on December 1, 2008, and 4,563 shares on December 1, 2009.  Additionally, 4,563 shares vest on December 1, 2010.  These restricted stock awards are from the 2007 Stock Incentive Plan.

(6)
The market value of shares or units of stock that have not vested as reported in the table above is determined by multiplying the closing market price of our common stock on the last trading day of 2009 of $0.35 by the number of shares stock that have not vested.

Payments upon Termination or Change-In-Control

On March 31, 2009, we entered into a separation agreement with Dana Marshall, pursuant to which his employment was terminated.  Pursuant to the agreement, we made total cash payments of approximately $485,000 to Mr. Marshall.  These payments consisted of a $135,000 lump sum payment and twelve monthly payments of $29,167.  In addition, we accelerated the vesting of 137,500 unvested shares of restricted stock and unvested options to purchase 800,000 shares of common stock.  As such, all of Mr. Marshall’s equity awards were modified pursuant to ASC 718 “Compensation – Stock Compensation”, and all appropriate charges have been expensed.  The options expired in July 2009, pursuant to their terms.

On September 1, 2009, we entered into a separation agreement with Kenneth Wallace, pursuant to which his employment was terminated.  Pursuant to the agreement, we made total cash payments of approximately $149,000 to Mr. Wallace.  These payments consisted of a $29,000 lump sum payment, four monthly payments of $28,125 and a lump sum payment of $7,682 as reimbursement for health insurance premiums.

Director Compensation

The following table discloses our director compensation for the year ended December 31, 2009:

Name	Fees Earned or Paid in Cash (1)		Option Awards	Total
David C. Hurley	$53,750	(2)	$19,593	$73,343
George P. Farley	$75,000	(3)	$23,171	$98,171
James K. Harlan	$56,875	(4)	$23,191	$80,066
James M. Feigley	$68,750	(5)	$90,655	$159,405
John F. Levy	$29,167	(6)	$12,352	$41,519
Mark J. Lister	$29,167	(7)	$12,352	$41,519

(1)
The amounts included in the “Option Awards” column represent aggregate grant date fair value in 2009 related to share awards to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 7 to our 2009 Consolidated Financial Statements. All options granted to directors in 2009 vested immediately and became immediately exercisable upon grant.

(2)
Mr. Hurley was granted options to purchase 55,000 shares of common stock in April, 2009 with a grant date fair value, computed in accordance with FASB ASC Topic 718, $11,708 of which was recognized in 2009 for financial statement reporting purposes in accordance with FASB ASC Topic 718.  In addition, as part of our March, 2009 option exchange which was available to all employee and director holding options under our stock incentive plans (the “option exchange”), Mr. Hurley exchanged options to purchase 285,000 shares of common stock in March, 2009 for options to purchase 142,500 of common stock exercisable at $0.50 per share.  The grant date fair value for the exchange, which was recognized in 2009 for financial statement reporting purposes in accordance with FASB ASC Topic 718, was $7,885.

(3)
Mr. Farley was granted options to purchase 75,000 shares of common stock in April, 2009 with a grant date fair value, computed in accordance with FASB ASC Topic 718, of $15,965 which was recognized in 2009 for financial statement reporting purposes in accordance with FASB ASC Topic 718.

(4)
Mr. Harlan was granted options to purchase 80,000 shares of common stock in April, 2009 with a grant date fair value, computed in accordance with FASB ASC Topic 718, of $17,029 which was recognized in 2009 for financial statement reporting purposes in accordance with FASB ASC Topic 718.  In addition, Mr. Harlan participated in the option exchange and exchanged options to purchase 222,500 shares of common stock in March, 2009 for options to purchase 111,250 of common stock exercisable at $0.50 per share.  The grant date fair value for the exchange, which was recognized in 2009 for financial statement reporting purposes in accordance with FASB ASC Topic 718, was $6,162.

(5)
Mr. Feigley was granted options to purchase 425,000 shares of common stock in April, 2009 with a grant date fair value, computed in accordance with FASB ASC Topic 718, of $90,467 which was recognized in 2009 for financial statement reporting purposes in accordance with FASB ASC Topic 718.  In addition, Mr. Feigley participated in the option exchange and exchanged options to purchase 10,000 shares of common stock in March, 2009 for options to purchase 5,000 of common stock exercisable at $0.50 per share.  The grant date fair value for the exchange, which was recognized in 2009 for financial statement reporting purposes in accordance with FASB ASC Topic 718, was $188.

(6)
Mr. Levy was granted options to purchase 50,000 shares of common stock in June, 2009 with a grant date fair value, computed in accordance with FASB ASC Topic 718, of $12,352 which was recognized in 2009 for financial statement reporting purposes in accordance with FASB ASC Topic 718.

(7)
Mr. Lister was granted options to purchase 50,000 shares of common stock in June, 2009 with a grant date fair value, computed in accordance with FASB ASC Topic 718, of $12,352 which was recognized in 2009 for financial statement reporting purposes in accordance with FASB ASC Topic 718.  In addition, Mr. Lister was awarded an additional payment of $25,000 as director fees in January, 2010 for his services in light of the time and effort spent in leading the corporation’s strategic planning initiatives.

In January of 2009, the board amended the Independent Directors Compensation Program to delay the timing of automatic stock grants and option awards from January 15th of each year until the third business day following the company’s release of its audited financial statements for the prior year.

Additionally, under the program as amended, on the third day following the filing of its form 10-K each year (or on the first business day thereafter if such date is not a business day), each independent director received options to purchase 10,000 shares of the Registrant’s common stock. The exercise price of such options shall be the closing sale price of our common stock on the date of grant.

Under the program, if at anytime an independent director serves in more than one position of Chairman of the Board, lead independent director and Chairman of the Audit Committee or Compensation Committee, that director shall receive the higher level compensation paid for any such position the director then holds.

In April of 2009, the board agreed to reduce its compensation under its Independent Directors Compensation Program.  The Chairman of the Board and Chair of the Audit Committee each received $75,000 annually, and were granted options to purchase 75,000 shares of the Corporation’s common stock.  The Chair of the Compensation Committee and the Chair of the Nominating and Governance Committee each received $55,000 annually, and were granted options to purchase 55,000 shares of the Corporation’s common stock.  The remaining independent directors received $50,000 annually, and, upon their appointment in June, were granted 50,000 shares of the Corporation’s common stock.

In January 2010, the Board of Directors terminated the Independent Directors Compensation Program.  In addition, in January of 2010, the Board set the annual cash compensation for independent directors as follows:  the Chairman of the Board, and/or Lead Independent Director, if independent, shall receive $125,000 per year; the Chairman of the Audit Committee shall receive $75,000 per year; the Chairman of the Compensation Committee shall receive $55,000 per year, the Chairman of the Nominating Committee shall receive $55,000 per year and each other independent director shall receive $50,000 per year.  In addition, the Chairman of the Strategic Planning Committee was awarded an additional payment of $50,000 annually for his services in leading the corporation’s strategic planning initiatives.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 12, 2010:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 12, 2010 upon the exercise of options or warrants.  In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 89,065,252 shares outstanding on March 12, 2010.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)
Superius Securities Group Inc. Profit Sharing Plan	8,535,997	2	9.6%
State of Wisconsin Investment Board	8,388,570	3	9.4%
Artis Capital Management, L.P.	6,657,129	4	7.5%
Joseph C. Hayden	5,994,468		6.7%
Stephen W. McCahon	5,528,868	5	6.2%
James M. Feigley	439,947	6	*
David C. Hurley	231,284	7	*
James K. Harlan	214,365	8	*
Humberto A. Astorga	175,849	9	*
John F. Levy	50,000	10	*
Mark J. Lister	50,000	11	*
George P. Farley	0	12	*
All directors and executive officers as a group (8 persons)	7,155,913		7.9%

* Less than 1%

(1)
Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options held by that person that are exercisable within 60 days of March 12, 2010.

(2)
Based on information contained in a report on Schedule 13G filed with the SEC on October 29, 2009.  The address of Superius Securities Group Inc. Profit Sharing Plan is 94 Grand Ave., Englewood, NJ  07631.

(3)	Based on information contained in a report on Schedule 13G filed with the SEC on February 16, 2010. The address of the State of Wisconsin Investment Board is P. O. Box 7842, Madison, WI 53707.
(4)
Based on information contained in a report on Schedule 13G filed with the SEC on February 16, 2010:  The address of Artis Capital Management, LLC (“Artis”) is One Market Plaza, Spear Street Tower, Suite 1700, San Francisco, CA 94105.  Artis is a registered investment adviser and is the investment adviser of investment funds that hold the company’s stock for the benefit of the investors in those funds.  Artis Inc. is the general partner of Artis. Stuart L. Peterson is the president of Artis Inc. and the controlling owner of Artis and Artis Inc.  Each of Artis, Artis Inc., and Mr. Peterson disclaims beneficial ownership of the Stock, except to the extent of its or his pecuniary interest therein.

(5)	Based on information provided by Dr. McCahon on March 12, 2010.
(6)	Represents 9,947 shares of common stock and 430,000 options exercisable within 60 days of March 12, 2010.
(7)	Represents 33,748 shares of common stock and 197,500 options exercisable within 60 days of March 12, 2010.

(8)	Represents 23,115 shares of common stock and 191,250 options exercisable within 60 days of March 12, 2010.
(9)	Represents 34,516 shares of common stock and 141,333 options exercisable within 60 days of March 12, 2010.
(10)	Represents 50,000 options exercisable within 60 days of March 12, 2010.
(11)	Represents 50,000 options exercisable within 60 days of March 12, 2010.
(12)	Mr. Farley denies beneficial ownership of the common shares and common shares issuable upon exercise of options he transferred to various LLCs.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,493,632	$0.46	8,807,153
Equity compensation plans not approved by security holders	14,250	$5.00	-
Total	4,507,882	$0.47	8,807,153

In April, 2009, under the Independent Directors Compensation Program, the members of the Board of Directors received options to purchase 635,000 shares of common stock.  In June, 2009, the new members of the board received options to purchase 100,000 shares of common stock.

The following is a description of currently open stock option and equity plans.

The 2004 Stock Incentive Plan (“2004 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards.  A total of 3,000,000 shares of common stock were originally reserved for distribution pursuant to the 2004 Plan. On June 28, 2005, the stockholders approved an amendment to the 2004 Plan to (i) increase the number of shares of the company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of common stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares.  As of December 31, 2009, options to purchase 4,063,944 shares were outstanding under this plan. Additionally, as of December 31, 2009, there were 112,507 unvested restricted stock units outstanding under this plan.

The 2007 Stock Incentive Plan (“2007 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based  awards.  A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan.  As of December 31, 2009, options to purchase 429,688 shares were outstanding under this plan.  As of December 31, 2009, 111,635 restricted stock grants have been awarded from this plan.

We have, from time to time, also granted non-plan options and other equity-based awards to certain officers, directors, employees and consultants.  No inducement grants as defined were made during 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

On March 31, 2009, we entered into a consulting agreement with Dr. Stephen McCahon, a principal stockholder, providing for his full-time consulting services for an initial term of one year for a fee of $18,750 per month.  The term of the agreement automatically extends on a monthly basis unless terminated upon thirty days notice.  During 2009, he was paid approximately $167,000, and was owed approximately $18,850 in fees and expenses at December 31, 2009.

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

Director Independence

The Board has determined that Messrs. Hurley, Farley, Harlan, Feigley, Levy and Lister meet the director independence requirements applicable to NASDAQ listed companies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to the company by BDO Seidman, LLP for professional services rendered for the years ended December 31, 2009 and 2008.

	2009	2008
Audit Fees	$239,000	$385,000
Tax Fees	$12,000	$11,000

Fees for audit services include fees associated with the annual audit of the company and its subsidiaries, the review of our quarterly reports on Form 10-Q and in 2008, the internal control evaluation under Section 404 of the Sarbanes-Oxley Act of 2002. Tax fees include tax compliance, tax advice and tax planning related to federal and state tax matters.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this report:

(a)	(1)	The Consolidated Financial Statements of Applied Energetics, Inc. are filed as part of this report on page F-1 following the signatures.

Exhibits:
EXHIBIT NUMBER	DESCRIPTION
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
3.2
Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on April 29, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).

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

10.1	1991 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (Registration No. 33-45428).
10.2	1995 Stock Option Plan, as amended (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the fiscal year ended June 30, 1999).
10.3	1997 Stock Option Plan, as amended (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the fiscal year ended June 30, 1999).

10.4	1999 Stock Option Plan (incorporated by reference to Exhibit A filed with the Registrant’s Proxy Statement dated May 14, 1999 filed on Schedule 14A).
10.5	2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on May 25, 2005).
10.6
Form of 2004 Stock Incentive Plan Non-Qualifying Stock Option Agreement for Directors (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended June 30, 2005).

10.7
Employment Agreement dated August 18, 2006 between the Registrant and Dana A. Marshall (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006).

10.8	2007 Stock Incentive Plan (as amended).
10.9
Employment Agreement dated October 26, 2007 between the Registrant and Kenneth M. Wallace (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 26, 2007).

10.10
Amendment No.1 to Employment Agreement dated August 18, 2006 between the Registrant and Dana A. Marshall (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 26, 2007).

10.11	Amendment No. 2 to Employment Agreement dated August 18, 2006 between the Registrant and Dana A. Marshall.
10.12
Agreement and Complete and Full General Release by and between Dana A. Marshall and the Registrant dated March 31, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q filed with the SEC on May, 11, 2009).

10.13
Consulting Agreement between Dr. Stephen W. McCahon and the Registrant dated as of March 31, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q filed with the SEC on May, 11, 2009).

10.14
Agreement and Complete and Full General Release by and between Kenneth M. Wallace and the Registrant dated September 1, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q filed with the SEC on November, 9, 2009).

21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)
23	Consent of BDO Seidman, LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Compensation Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)
99.2	Corporate Governance and Nominating Committee Charter
99.3	Audit Committee Charter

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2010.

APPLIED ENERGETICS, INC.

By	/s/ Joseph C. Hayden
Joseph C. Hayden
Chief Operating Officer, Principal
Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of March, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ James M. Feigley	Chairman of the Board
James M. Feigley

/s/ David C. Hurley	Director
David C. Hurley

/s/ George P. Farley	Director
George P. Farley

/s/ James K. Harlan	Director
James K. Harlan

/s/ John F. Levy	Director
John F. Levy

/s/ Mark J. Lister	Director
Mark J. Lister

/s/ Joseph C. Hayden	Chief Operating Officer,
Joseph C. Hayden	(principal executive officer)

/s/ Humberto A. Astorga	Controller
Humberto A. Astorga	(principal financial officer and principal accounting officer)

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
INDEX

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Applied Energetics, Inc.

Tucson, Arizona

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Energetics, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Phoenix, Arizona

March 15, 2010

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31 ,
	2009	2008

Revenue	$7,459,808	$16,614,211
Cost of revenue	7,007,923	15,874,818

Gross profit	451,885	739,393

Operating expenses:
General and administrative	6,795,972	8,470,656
Settlement expenses	1,337,409	-
Selling and marketing	631,578	251,349
Research and development	1,182,652	1,372,396
Total operating expenses	9,947,611	10,094,401

Operating loss	(9,495,726)	(9,355,008)

Other income (expense)
Interest expense	(1,131)	(2,099)
Interest income	60,562	637,475
Other income	-	10
Total other income	59,431	635,386

Loss before provision for income taxes	(9,436,295)	(8,719,622)

Provision (benefit) for income taxes	-	-

Net Loss	(9,436,295)	(8,719,622)

Preferred stock dividends	(242,174)	(870,985)
Deemed dividend from induced conversion of Series A Preferred Stock	-	(3,336,734)

Net loss attributable to common stockholders	$(9,678,469)	$(12,927,341)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.11)	$(0.16)

Weighted average number of common shares outstanding, basic and diluted	86,794,287	81,528,544

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31 ,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$9,604,643	$15,242,386
Certificate of Deposit	225,000	225,000
Accounts receivable – net	1,074,944	2,727,853
Inventory	785,479	157,189
Prepaid expenses	447,295	495,718
Other receivables	52,295	17,183
Total current assets	12,189,656	18,865,329
Long term receivable	205,313	253,130
Property and equipment – net	2,845,607	3,523,641
Intangible assets – net	-	36,900
Other assets	20,800	29,089
TOTAL ASSETS	$15,261,376	$22,708,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$428,413	$883,228
Estimated loss on uncompleted contract	-	98,239
Accrued expenses	313,448	290,591
Insurance premium financing (4.49% interest)	214,834	-
Accrued compensation	505,188	1,084,880
Customer deposits	104,160	11,565
Billings in excess of costs	42,716	-
Current portion of capital lease obligations	-	2,028
Total current liabilities	1,608,759	2,370,531
Deferred rent	-	4,049
Total liabilities	1,608,759	2,374,580

Stockholders’ equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 135,572 shares issued and outstanding at December 31, 2009 and 2008 (Liquidation preference $3,389,300)	136	136
Common stock, $.001 par value, 125,000,000 sharesauthorized; 88,968,812 shares issued and outstanding at December 31, 2009; 86,370,026 shares issued and outstanding at December 31, 2008	88,969	86,370
Additional paid-in capital	76,931,065	73,936,085
Accumulated deficit	(63,367,553)	(53,689,082)
Total stockholders’ equity	13,652,617	20,333,509
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,261,376	$22,708,089

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2007	690,000	$690	80,244,617	$80,245	$66,344,066	$(40,761,741)	$25,663,260

Stock issued under equity incentive plans	-	-	364,570	364	(364)	-	-
Stock-based compensation expense	-	-	-	-	3,701,413	-	3,701,413
Preferred stock converted into common stock	(554,428)	(554)	5,232,935	5,233	3,332,055	(3,336,734)	-
Preferred stock dividends	-	-	527,904	528	558,915	(870,985)	(311,542)
Net loss for the year ended December 31, 2008	-	-	-	-	-	(8,719,622)	(8,719,622)
Balance as of December 31, 2008	135,572	136	86,370,026	86,370	73,936,085	(53,689,082)	20,333,509

Exercise of stock options	-	-	13,889	14	(14)	-	-
Stock issued under equity incentive plans	-	-	6,546	7	(7)	-	-
Stock-based compensation expense	-	-	-	-	1,765,424	-	1,765,424
Preferred stock dividends	-	-	294,464	294	112,757	(242,176)	(129,125)
Shares issued in connection with litigation settlement	-	-	2,283,887	2,284	1,116,820	-	1,119,104
Net loss for the year ended December 31, 2009	-	-	-	-	-	(9,436,295)	(9,436,295)
Balance as of December 31, 2009	135,572	$136	88,968,812	$88,969	$76,931,065	$(63,367,553)	$13,652,617

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,436,295)	$(8,719,622)
Adjustments to reconcile net loss to net cash used in operating activities
Litigation costs paid in common stock	1,119,104	-
Depreciation and amortization	586,884	822,197
Loss on equipment disposal	172,850	5,274
Provision for losses on projects	(98,239)	193,192
Noncash stock based compensation expense	1,765,424	3,701,413
Changes in assets and liabilities:
Accounts receivable	1,652,909	537,115
Other receivable	(35,112)	42,800
Inventory	(628,290)	1,216,249
Prepaid expenses and other assets	56,712	(49,886)
Long term receivables	47,817	(253,130)
Deposits	-	30,428
Accounts payable	(454,815)	(265,038)
Billings in excess of costs	42,716	-
Accrued expenses, deposits and deferred rent	(253,455)	(1,284,399)
Net cash used in operating activities	(5,461,790)	(4,023,407)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(46,633)	(2,701,025)
Proceeds from sale of available-for-sale marketable securities	-	7,500,000
Purchases of short term investment	-	(225,000)
Proceeds from disposal of equipment	1,833	-
Net cash provided by (used in) investing activities	(44,800)	4,573,975

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligation	(2,028)	(13,937)
Preferred stock dividends paid	(129,125)	(275,437)
Net cash used in financing activities	(131,153)	(289,374)
Net increase (decrease) in cash and cash equivalents	(5,637,743)	261,194
Cash and cash equivalents, beginning of period	15,242,386	14,981,192
Cash and cash equivalents, end of period	$9,604,643	$15,242,386

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Business

Applied Energetics is involved in the development and manufacture of applied energy systems for military and commercial applications. Through our efforts in developing our core technology, Laser Guided Energy (LGE), we have gained expertise and proprietary knowledge in high performance lasers, high-voltage electronics, advanced dynamic optics and atmospheric and plasma energy interactions.  We apply these technologies to deliver innovative solutions to urgent military requirements, including neutralizing improvised explosive devices (“IEDs”) and other high priority missions of U.S. and allied military forces.  Additionally, we develop and manufacture high-voltage and laser products for government and commercial customers for a range of applications. Applied Energetics was founded on the premise that an entrepreneurial approach to technology development would accelerate the advancement of Laser Guided Energy (LGE) to solve critical needs in the Directed Energy Weapon arena.  We have developed counter-IED technology as a result of the work done on LGE.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, Management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, the valuation of inventory, carrying amounts of long-lived assets, valuation assumptions for share-based payments and measurements of income tax assets and liabilities.

Revenue Recognition

A majority of revenue under long-term government contracts is recorded under the percentage of completion method. Revenue, billable monthly under cost plus fixed fee contracts, is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, subcontractor costs and manufacturing and administrative overhead allowable under the contract. General and administrative expenses allowable under the terms of contracts are allocated per contract, depending on its direct labor and material proportion to total direct labor and material of all contracts. As contracts can extend over one or more accounting periods, revisions in earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. We do not generally provide an allowance for returns from our government customers because our customer agreements do not provide for a right of return.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of our Reserves for Loss on Projects:
Reserve For Loss on Projects
	2009	2008
Balance at beginning of year	$98,239	$1,366,210
Addition to loss on projects provision	22,000	193,192
Write offs	(98,239)	(1,461,163)
Balance at end of year	$22,000	$98,239

The asset caption “accounts receivable” includes costs and estimated earnings in excess of billings on uncompleted contracts, which represents revenue recognized in excess of amounts billed.  Such revenue is billable under the terms of contracts at the end of the year, but was not invoiced until the following year and is generally expected to be collected within one year.

Revenue for other products and services is recognized when such products and services are delivered or performed and, in connection with certain sales to Government agencies, when the products and services are accepted, which is normally negotiated as part of the initial contract. Revenue from commercial, non-Governmental, customers is based on fixed price contracts where the sale is recognized upon acceptance of the product or performance of the service and when payment is probable. Contract costs are deferred in the same manner as inventory costs and are charged to operations as the related revenue from contracts is recognized. When a current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period in which such facts become evident.

Settlement Expenses

Litigation settlement expenses for 2009 were approximately $1.3 million.  This includes the fair value of the 2,283,887 shares issued in settlement of the class action lawsuit filed by George Wood and Raymond Deedon, and the derivative action filed by John T. Johnasen on September 29, 2009, and the legal fees not covered by insurance proceeds.

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents.  Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent.  The number of options, warrants, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 5,927,772 and 6,882,647 for the years ended December 31, 2009 and 2008, respectively.

Fair Value of Current Assets and Liabilities

The carrying amount of the certificate of deposit, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments

Cash and Cash Equivalents

Cash equivalents are investments in money market funds or securities with an initial maturity of three months or less.  These money market funds are invested in government and US treasury based securities.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Certificate of Deposit

We have a single certificate of deposit with an initial maturity of one year.  The certificate is covered by Federal Deposit Insurance Corporation limits, and is not considered to be at risk.  The investment will be held to maturity and is recorded at cost, which approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable balance includes contract receivables related to completed and in-progress contracts, retainers and costs and estimated earnings in excess of billings on uncompleted contracts.

We do not generally provide an allowance for receivables from the Government. We have non-Government customers for which we provide for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the company’s prior history of uncollectible accounts receivable. As of December 31, 2009 and 2008, we believe all receivable balances to be fully collectible and accordingly, have no allowance for doubtful accounts at such dates.

Inventory

Inventories include material, direct labor and related manufacturing overhead and are stated at the lower-of-cost (determined on a weighted average basis) or market for raw materials and work-in-process inventory.  When actual contract cost and the estimate to complete exceed the estimated contract revenues, a loss provision is recorded.  Due to the nature of our inventory, we analyze inventory on an item-by-item basis compared to future usage and sales for obsolescence quarterly.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets from three to forty years. Leasehold improvements are depreciated over the life of the related lease (including expected extensions) or asset, whichever is shorter.  Amortization of assets acquired under capital leases is included in depreciation and amortization expense.  Significant improvements extending the useful life of property are capitalized.  When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

Computer Software Development Costs

In general, direct development costs associated with internal-use computer software are capitalized as fixed assets and include external direct costs of material and services and payroll costs for employees devoting time to the software projects, where applicable.  Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred.  Depreciation expense relative to capitalized computer software development costs was $64,789 and $52,099, for 2009 and 2008, respectively.

Long-Lived Assets

We review long-lived assets, including intangible assets subject to amortization, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

We assess the recoverability of such long-lived assets by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows.  The amount of impairment, if any, is measured based on projected discounted future operating cash flows.  The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.  We conducted an impairment test for property and equipment as of December 31, 2009 and concluded that the carrying value of these assets is recoverable through expected future operating cash flows.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

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

Share-Based Payments

Employee stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model. We make the following assumptions relative to this model: (i) the annual dividend yield is zero as we do not pay dividends, (ii) the weighted-average expected life is based on share option exercises, pre and post vesting terminations and share option term expiration, (iii) the risk free interest rate is based on the U.S. Treasury security rate for the expected life, and (iv) the volatility is based on the level of fluctuations in our historical share price for a period equal to the weighted-average expected life. We estimate forfeitures when recognizing compensation expense and adjust this estimate over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

Significant Concentrations and Risks

We maintain cash balances at a major bank and, at times, balances exceed FDIC limits.  Substantially all of our accounts receivable are with agents or departments of the U. S. Federal Government which, although concentrated in one group of common entities, does not expose us to significant credit risk.

Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on uncompleted contracts consists of amounts for which contract billings have been presented but the goods and services required under the contracts have not yet been provided and the associated revenue has not been recognized.

Research and Development Costs

Research and development costs include experimentation, design, and enhancement of proprietary technologies and products and are expensed as incurred.

NOTE 2 – NEW ACCOUNTING STANDARDS

The FASB has issued Accounting Standards Update (“ASU”) 2009-04, “Accounting for Redeemable Equity Instruments”.  ASU 2009-04 updates Topic 480-10-S99 to reflect the SEC staff’s view regarding the application of Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks”.  The adoption of the standard is not expected to have a significant impact on our consolidated financial statements.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The FASB has issued Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements”.  ASU 2009-13 replaces EITF 00-21, and clarifies the criteria for separating revenue between multiple deliverables.  This statement is effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption.  Adoption is required for fiscal years beginning on or after June 15, 2010, but early adoption is allowed.  We anticipate adopting ASU 2009-13 as of January 1, 2010 for new commercial revenue arrangements that fall within the scope of this Update.  The adoption of the standard is not expected to have a significant impact on our consolidated financial statements.

The FASB has issued Accounting Standards Update (“ASU”) 2009-14, “Certain Revenue Arrangements that Include Software Elements”.  ASU 2009-14 changes the accounting model for revenue arrangements that included both tangible products and software elements.  Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue recognition.  ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us would be our fiscal year beginning January 1, 2011. Early adoption is permitted. The adoption of the standard is not expected to have a significant impact on our consolidated financial statements.

The FASB has issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus increase the transparency in financial reporting. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, which for us would be our fiscal quarter beginning January 1, 2010. The adoption of the standard is not expected to have a significant impact on our consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

Our accounts receivable balance as of December 31, 2009 and 2008 included contract receivables related to completed and in progress contracts, and costs and estimated earnings on uncompleted contracts. Costs and estimated earnings on uncompleted contracts represent amounts that are billable under the terms of contracts at the end of the year, were invoiced in the following year and are generally expected to be collected within a year.

Accounts receivable consist of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Contracts receivable	$1,031,960	$1,677,929
Cost and estimated earnings on uncompleted contracts	42,984	1,049,924
Accounts receivable, net	$1,074,944	$2,727,853

Short term receivable (contract retention)	$47,817	$-
Long term receivable (contract retention)	205,313	253,130
	$1,328,074	$2,980,983

Contract and short term receivables at December 31, 2009 are expected to be collected within a year. There are no claims or unapproved change orders included in contract receivables at December 31, 2009 and 2008. The retained balances at December 31, 2009 and 2008 represent mandatory contract reserves for which customers have been billed.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Costs and Estimated Earnings on Uncompleted Contracts

	December 31,
	2009	2008

Costs incurred on uncompleted contracts	$18,890,642	$20,118,499
Estimated earnings	1,479,680	1,564,814

Total billable costs and estimated earnings	$20,370,322	$21,683,313
Less:
Billings to date	20,370,054	20,633,389

Total	$268	$1,049,924

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$42,984	$1,049,924
Billings in excess of costs and estimated earnings on uncompleted contracts	(42,716)	-

Total	$268	$1,049,924

NOTE 4 – INVENTORIES

Our inventories consist of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
Raw materials	$103,451	$124,849

Work-in-process	704,028	32,340

Provision for loss on project	(22,000)	-

Total inventory	$785,479	$157,189

Inventories include material, direct labor and related manufacturing administrative overhead and are stated at the lower-of-cost (determined on a weighted average basis) or market for raw materials and work-in-process inventory.  When actual contract cost and the estimate to complete exceed the estimated contract revenues, a loss provision is recorded.  Due to the nature of our inventory, we analyze inventory on an item-by-item basis compared to future usage and sales for obsolescence quarterly. As of December 31, 2009 and 2008, management does not believe an obsolescence reserve is necessary based on this analysis.  Included in work-in-process inventory is an allocation of general and administrative cost of approximately $52,000 as of December 31, 2009. There was no allocation of general and administrative cost included in work-in-process inventory as of December 31, 2008.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Land and buildings	$2,072,215	$2,072,215

Equipment	2,677,926	3,214,640

Furniture and building improvements	858,379	1,107,245

Software	800,566	787,331

Total	6,409,086	7,181,431

Less accumulated depreciation and amortization	(3,563,479)	(3,657,790)

Net property and equipment	$2,845,607	$3,523,641

Included in 2008 property and equipment are assets under capitalized lease agreements with an aggregate cost of $34,302, and related accumulated amortization of $33,050 as of December 31, 2008.  Amortization expense for these assets was $1,252 and $6,552 for the years ended December 31, 2009 and 2008, respectively.  These capital leases were paid in full in 2009.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2009 and 2008:

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Patent	$34,000	$34,000	$-
Technological know-how	212,000	212,000	-
Intangible assets net	$246,000	$246,000	$-

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Patent	$34,000	$28,900	$5,100
Technological know-how	212,000	180,200	31,800
Intangible assets net	$246,000	$209,100	$36,900

Amortization expense related to amortizable intangibles was approximately $37,000 and $49,000 for the years ended December 31, 2009 and 2008, respectively.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2008 and 2009, there were 135,572 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) outstanding.

Our Series A Preferred Stock has a liquidation preference of $25.00 per Share.  The Series A Preferred Stock bears dividends at the rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly, when declared.  Dividends may be paid in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing.  If the Company fails to make a dividend payment within five business days following a dividend payment date, the dividend rate shall immediately and automatically increase by 1% from 6.5% of the liquidation preference per offered share of Series A preferred stock to 7.5% of such liquidation preference for as long as such failure continues and immediately return to 6.5% of the liquidation preference per share of Series A preferred stock per annum at such time as such failure no longer continues.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the liquidation preference (plus any accrued and unpaid dividends for periods prior to the dividend payment date immediately preceding the date of conversion by the holder) divided by the conversion price (initially $12.00 per share, subject to adjustment in the event of a stock dividend or split, reorganization, recapitalization or similar event.)  If the closing sale price of the common stock is greater than 140% of the conversion price on 20 out of 30 trading days, the company may redeem the Series A Preferred Stock in whole or in part at any time through October 31, 2010, upon at least 30 days' notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the shares to be redeemed, plus accrued and unpaid dividends thereon to, but excluding, the redemption date, subject to certain conditions.  In addition, beginning November 1, 2010, the company may redeem the Series A Preferred Stock in whole or in part, upon at least 30 days' notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the Series A Preferred Stock to be redeemed, plus accrued and unpaid dividends thereon to, but excluding, the redemption date, under certain conditions.

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at our discretion.  We declared and paid dividends on our 6.5% Series A Convertible Preferred Stock in May, August and November, 2008 and February, 2009.  Portions of these dividends were paid in the form of common stock with the remaining paid in cash.  Dividends on Preferred Stock are accrued when the amount of the dividend is declared.  In order to reduce the amount of dividends payable, 5,151,000 shares of common stock were issued in exchange for 515,100 shares of preferred stock.  Such exchange was determined to be an induced conversion and, as such, required $3.3 million to be reported as a special dividend in 2008.

For the payment of dividends in 2009, we issued 294,464 shares of common stock with a market value of approximately $113,000, and paid cash dividends of approximately $129,000.  For the payment of dividends in 2008, we issued 527,904 shares of common stock with a market value of approximately $550,000, and paid cash dividends of approximately $278,000, and not including cash dividends of approximately $55,000 paid February 1, 2009.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Payments

Applied Energetics adopted an Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”) and a 2004 Stock Incentive Plan as amended (“2004 Plan”) both of which provides for the grant of any or all of the following types of awards: (1) stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based awards, including restricted stock units, for periods up to 10 years. Stock options granted under the plans are generally for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Options granted to employees will generally vest over two to four years. All options granted have a contractual life of 5 years from the grant date. Restricted stock granted under the plans to employees generally vest immediately and/or over a period of up to four years. Some restricted stock granted under the plans vest only upon meeting certain departmental or company-wide performance goals. Both restricted stock and options granted to non-employee directors generally vest immediately on the date of grant. We have, from time to time, also granted non-plan options to certain officers, directors and employees. Total stock-based compensation expense for grants to officers, directors, employees and consultants was approximately $1.8 million and $3.7 million for the years ended December 31, 2009 and 2008, respectively, which was charged to general and administrative expense.

At December 31, 2009 and 2008, there were outstanding options to purchase 4.5 million and 4.8 million, respectively, of common stock. We also had outstanding warrants to purchase 1.0 million and 1.1 million shares of common stock for the same respective dates.  Additionally, as of December 31, 2009 and 2008, respectively, there were 224,142 and 984,177 unvested restricted stock units and grants outstanding.

On June 28, 2005, our stockholders approved an amendment to the company's 2004 Plan to (i) increase the number of shares of the company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of Common Stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares. As of December 31, 2009 and 2008, options to purchase 4,063,944 and 3,684,223 shares, respectively, were outstanding under this plan. Additionally, as of December 31, 2009 and 2008, respectively, there were 112,507 and 298,166 unvested restricted stock units outstanding under this plan.

On September 10, 2007, the stockholders of Applied Energetics approved the adoption of the company’s 2007 Plan.  A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan; provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan. As of December 31, 2009 and 2008, options to purchase 429,688 and 25,000 shares, respectively, were outstanding under this plan.  There was no unvested restricted stock outstanding as of December 31, 2009.  There were 636,011 shares of unvested restricted stock outstanding as of December 31, 2008 under this plan.  Grants from the 2007 Plan can be either service based, where the grant vests with the passage of time, or performance based, where the grant vests based on the attainment of a pre-defined company or departmental goal.

There are 8,807,153 aggregate shares available for issuance from the Stock Incentive Plans, of which 2,867,153 are available for grant as of December 31, 2009.

The fair value of Restricted Stock and Restricted Stock Units was estimated using the closing price of our Common Stock on the date of award and fully recognized upon vesting.

The fair value of option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	For the year ended December 31,
	2009	2008
Weighted average grant date fair value of grants	$0.45	$1.36
Expected volatility	93.56%	67.25%
Expected dividends	0%	0%
Expected term (years)	2.5 - 3.0	2.5 - 3.0
Risk free rate	1.15% - 1.44%	2.24%

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of our stock options for the years ended December 31, 2008 and 2009:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2007	5,112,036	$6.37

Granted	75,000	$2.65
Exercised	-	$0.00
Forfeited or expired	(354,188)	$6.83
Outstanding at December 31, 2008	4,832,848	$6.30

Granted	6,084,957	$0.45
Exercised	(83,333)	$0.48
Forfeited or expired	(6,326,590)	$4.91
Outstanding at December 31, 2009	4,507,882	$0.47

Exercisable at December 31, 2009	2,957,213	$0.51

As of December 31, 2009 and 2008, the aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of options outstanding as well as options exercisable was $0 as no options were in-the-money.  The intrinsic value of options exercised was $0.48.  As of December 31, 2009 and 2008, the weighted average remaining contractual life of options outstanding and options exercisable was 3.54 and 2.19 years, respectively. At December 31, 2009, there was approximately $255,000 of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures. The cost is expected to be recognized on a weighted-average basis over a period of approximately 1.64 years.

On February 5, 2009, we commenced an exchange offer pursuant to which we offered our employees and members of the Board of Directors the opportunity to exchange options to purchase shares of our common stock outstanding under our 2004 Stock Incentive Plan for new options.  In exchange for the cancellation of the outstanding options, we offered to issue new options equal to fifty percent (50%) of the number of shares subject to the cancelled options.  The new options, which were granted under the 2004 Stock Incentive Plan as non-qualified options, vested immediately upon the date of the grant and are exercisable at $0.50 per share for a three (3) year period from the date of grant.  We accepted for exchange and cancelled eligible options to purchase an aggregate of 3,502,536 shares of our common stock on March 6, 2009.  Subject to the terms and conditions of the offer, on March 9, 2009, we granted new options to purchase 1,751,269 shares of our common stock in exchange for the eligible options validly tendered and accepted for exchange and cancelled.  The exchange and cancellation was accounted for as a modification of the terms of the cancelled awards.  The new options vested immediately, therefore all remaining unrecognized compensation cost of the original option issuances (for unvested options) plus incremental cost of the exchange and cancellation was recognized during the first quarter of 2009, which was approximately $402,000.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of our restricted stock units and restricted stock grants for the years ended December 31, 2009 and 2008:

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2007	1,357,950	$3.27

Granted	280,434	$1.86
Vested	(601,531)	$2.94
Forfeited	(52,676)	$2.40
Unvested at December 31, 2008	984,177	$3.12

Granted	136,500	$0.33
Vested	(586,708)	$2.78
Forfeited	(309,827)	$2.57
Unvested at December 31, 2009	224,142	$3.06

As of December 31, 2009 and 2008, there was approximately $335,000 and $2.1 million, respectively, of unrecognized stock-based compensation related to unvested restricted stock awards, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 0.84 years. Of the 224,142 restricted stock units and restricted stock grants unvested at December 31, 2009, 211,612 will vest based solely on the continued employment of the grantee, and 12,530 will vest on the achievement of certain named departmental objectives.

Compensation expense recorded for shares and options delivered to non-employees for the years ended December 31, 2009 and 2008 was approximately $22,150 and $80,725, respectively, which was charged to operating expenses with offsetting entries to additional paid-in capital or pre-paid assets.

Warrants

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

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Outstanding and Exercisable at December 31, 2007	1,141,605	$8.86

Warrants Exercised	-

Outstanding and Exercisable at December 31, 2008	1,141,605	$8.86

Warrants Exercised	-
Warrants Expired	(116,666)	$3.87

Outstanding and Exercisable at December 31, 2009	1,024,939	$9.43	1.53

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SIGNIFICANT CUSTOMERS

The majority of our customers are either the Government or contractors to the Government and represent 97% and 87% of revenue for 2009 and 2008, respectively.  Government sourced customers represent approximately 90% and 78% of our account receivable as of December 31, 2009 and 2008, respectively.

NOTE 9 – RETIREMENT PLAN

We established a 401(k) plan for the benefit of our employees. Employees are eligible to contribute to their 401(k) accounts through payroll deductions.  We implemented an employer match benefit effective January 1, 2007, where we match 50% of the employees’ 401(k) contribution up to 3% of their eligible compensation.  The employer match expense was approximately $106,000 and $156,000 in 2009 and 2008, respectively.  The assets of the plan are held by a third party trustee.  Plan participants may direct the investment of their funds among one or more of the investment choices available to participants.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In Tucson, Arizona, we lease office, manufacturing and storage space under three non-cancellable operating lease agreements.  On February 6, 2008, we entered into an agreement to purchase our principal office, manufacturing, storage, and primary research and development facility from Columbia Tucson, LLC (“CT”), which we previously leased from CT. The purchase price of the Property was approximately $2.2 million, which approximated fair value.  The fair value of the real estate purchased was reasonably and objectively determined, the real estate had been held by CT for a period of more than five years and was of the type that could be expected to appreciate in value.  CT has no continuing involvement or ownership in the real estate after the sale. Joseph Hayden and Steven McCahon, executive officers, Robert Howard and Thomas Dearmin, principal stockholders and former executive officers and directors, another former executive officer and certain family members of Mr. Howard own all of the membership interests of CT.  During 2008, we paid rent of approximately $39,000 to CT for the use of this property. Upon completion of the purchase transaction, the lease obligations as described were terminated.

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

In June, 2007, we commenced a 3-year non-cancelable, renewable operating lease in Earth City, MO, at a monthly rent of approximately $6,000. We are also responsible for certain property related costs, including insurance, utilities and property taxes.  This facility is idle, and the expected remaining rent has been included in the 2009 rent expense figure.  We have vacated this property and our last lease payment is due in May of 2010.

In November, 2009, we commenced a 2-year non-cancelable, renewable operating lease in Tucson, Arizona, at a monthly rent of approximately $9,000.  We are also responsible for certain property related costs, including insurance, utilities and property taxes.

Rent expense was approximately $390,000 and $457,000 for 2009 and 2008, respectively.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future annual minimum lease payments at December 31, 2009 under these operating lease agreements are as follows:

Years ending December 31,	Amount

2010	$115,891
2011	99,462

Total	$215,353

Guarantees

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity.  The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited.  However, we maintain a director's and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid.  As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2009 and 2008.

Litigation

We may from time to time be involved in legal proceedings arising from the normal course of business.  Please see Note 14.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The reconciliation of the difference between income taxes at the statutory rate and the income tax provision for the years ended December 31, 2009 and 2008 is as follows:

	December 31 ,
	2009	2008

Computed tax at statutory rate	$(3,207,449)	$(2,964,672)
State taxes	(359,844)	(555,919)
Change in valuation allowance	2,178,113	3,283,073
SFAS 123(R) restricted stock shortfalls	477,482	229,115
Other	911,698	8,403
Provision (benefit) for taxes	$-	$-

Deferred tax assets (liabilities) consist of the following:

	December 31 ,
	2009	2008
Deferred Tax Assets:
Accruals and reserves	$84,246	$267,790
Depreciation and amortization	394,587	359,533
Tax credit carryforwards	847,895	847,895
Net operating loss	17,000,187	13,660,498
Goodwill amortization	396,836	437,135
SFAS 123(R) stock compensation NQSO	3,036,875	4,009,662
Valuation allowance	(21,760,626)	(19,582,513)
Total deferred tax assets	$-	$-

We believe that sufficient uncertainty exists regarding the future realization of our deferred tax assets and thus a full valuation allowance is required.  The valuation allowance for the year ended December 31, 2009 increased by approximately $3.2 million due to changes in deferred tax assets.

As of December 31, 2009, we have cumulative federal and Arizona net operating loss carryforwards of approximately $76 million and $45 million, respectively, which can be used to offset future income subject to taxes.  Federal net operating loss carryforwards begin to expire in 2020.  Arizona net operating loss carryforwards begin to expire in 2010.  Included in federal net operating loss carryforwards is approximately $27.1 million from USHG related to pre-merger losses. In addition, approximately $7 million of the federal net operating loss carryforwards are related to stock based compensation that will be credited to additional paid in capital when realized.  We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2009, we had cumulative unused research and development tax credits of approximately $435,000 and $413,000 which can be used to reduce future federal and Arizona income taxes, respectively.  As of December 31, 2009, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000.  The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

Utilization of our USHG pre-merger net operating loss carryforwards and tax credits is subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We had unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at December 31, 2007	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2008	9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2009	$9,635,824

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits.  If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

The company considers the U.S. and Arizona to be major tax jurisdictions.  As of December 31, 2009, for federal tax purposes the tax years 1999 through 2009 and for Arizona the tax years 2005 through 2009 remain open to examination.  The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2009, we had no accrued interest or penalties related to our unrecognized tax benefits.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2009	2008
Cash paid during the year for:
Interest	$1,131	$2,099

Non-Cash investing and financing activities:

Conversion of Series A Preferred Stock	-	5,232,935

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly operating results for 2009 and 2008 were as follows:

	1st	2nd	3rd	4th

2009
Revenues	$2,587,398	$1,730,141	$1,877,865	$1,264,404
Gross profit	185,952	98,825	100,025	67,083
Operating loss	(3,005,455)	(3,240,224)	(1,591,732)	(1,658,315)
Net loss attributable to common stockholders	$(3,029,523)	$(3,278,493)	$(1,660,285)	$(1,710,168)

Weighted average number of shares
outstanding, basic and diluted	86,444,383	86,137,728	86,179,071	88,968,812

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.02)	$(0.02)

2008
Revenues	$1,961,090	$5,677,998	$4,014,302	$4,960,821
Gross profit (loss)	220,982	488,544	224,340	(194,473)
Operating loss	(3,545,004)	(984,859)	(1,844,398)	(2,980,747)
Net loss attributable to common stockholders	$(3,591,570)	$(1,101,538)	$(1,998,502)	$(6,244,846)

Weighted average number of shares outstanding, basic and diluted	80,404,613	80,594,626	80,628,098	81,528,544

Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.02)	$(0.08)

During the first half of 2009, certain LGE contracts were completed which led to reduced revenues in the second half of 2009.  Additionally, two new LGE contracts were announced in the second half of the year.  The additional decrease in revenues of $613,000 from the third quarter to the fourth quarter of 2009 was due to delays in our contract negotiation for our CIED product line.  A new contract modification for $10.4 million was signed in January, 2010.  Throughout 2009, the company was focused on cost reduction initiatives that included building consolidations, reduced operating expenses, and headcount reductions; which improved our labor and operational efficiencies to minimize our cash usage and reduce our operating loss.

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

NOTE 14 – SUBSEQUENT EVENTS

We were awarded a $10.4 million contract from the U.S. Marine Corps. The contract funds will support field operational support for deployed systems, training of U.S. Marines, procurement of additional systems, development of improvements to allow installation of the system on additional Marine Corps and U.S. Army vehicles, and an engineering package to facilitate future transition of the system to Low Rate Initial Production (LRIP).

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On February 1, 2010, Applied Energetics, Inc. received notice that NewOak Capital Markets, LLC (“NewOak”), formerly known as J. Giordano Securities, LLC, the placement agent for the company’s October, 2005 private placement of preferred stock, had commenced an arbitration proceeding against the company with Financial Industry Regulatory Authority (“FINRA”).  NewOak alleges that the company made material misrepresentations between May 2005 and May 10, 2006 concerning the status of its products.

The company previously settled class action and derivative lawsuits relating to the alleged misrepresentations.  NewOak, however, opted out of the class action and alleges that the alleged misrepresentations constituted breaches of its agreement with the company and that the company breached warranties it made to NewOak in connection with the 2005 private placement.  NewOak seeks indemnification and recovery for alleged breach of contract, unjust enrichment, quantum meruit, fraudulent misrepresentation, tortuous interference with prospective economic relations and violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks an award of monetary damages in excess of $10 million, plus punitive damages and attorney’s fees and costs.

The company intends to defend itself vigorously in any arbitration or legal proceedings and believes it has substantial defenses to the claims.