Form 10-K/A
period 2009-12-31
APPLIED ENERGETICS, INC.
filed 2010-03-18
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE:

This Amendment No. 1 to the Company’s Form 10-K for the year ended December 31, 2009 is being filed solely to include Exhibits 31.1, 31.2, 32.1 and 32.2 which were inadvertently omitted from the Form 10-K.

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

21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)
23	Consent of BDO Seidman, LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Compensation Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)
99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009)
99.3	Audit Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 2010.

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