Form 10-Q
period 2010-03-31
APPLIED ENERGETICS, INC.
filed 2010-05-17
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of May 13, 2010, there were 90,357,869 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,882,149	$9,604,643
Short term investments	225,000	225,000
Accounts receivable	2,473,721	1,074,944
Inventory	765,697	785,479
Prepaid expenses and deposits	243,993	447,295
Other receivables	116,996	52,295
Total current assets	12,707,556	12,189,656
Long term receivables - net	205,313	205,313
Property and equipment - net	2,736,899	2,845,607
Other assets	20,800	20,800
TOTAL ASSETS	$15,670,568	$15,261,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$891,074	$428,413
Accrued expenses	576,117	313,448
Short term financing	134,272	214,834
Accrued compensation	624,595	505,188
Customer deposits	129,160	104,160
Billings in excess of costs	42,844	42,716
Total current liabilities	2,398,062	1,608,759

Total liabilities	2,398,062	1,608,759

Commitments and contingencies

Stockholders’ equity

Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;135,572 shares issued and outstanding at March 31, 2010 and at December 31, 2009	136	136
Common stock, $.001 par value, 125,000,000 shares authorized; 89,608,197 shares issued and outstanding at March 31, 2010 and 88,968,812 shares issued and outstanding at December 31, 2009	89,608	88,969
Additional paid-in capital	77,563,151	76,931,065
Accumulated deficit	(64,380,389)	(63,367,553)
Total stockholders’ equity	13,272,506	13,652,617
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,670,568	$15,261,376

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2010	2009

Revenue	$3,594,778	$2,587,398

Cost of revenue	3,368,676	2,401,446

Gross profit	226,102	185,952

Operating expenses
General and administrative	1,077,232	2,435,723
Selling and marketing	71,654	238,023
Research and development	32,862	517,661
Total operating expenses	1,181,748	3,191,407

Operating loss	(955,646)	(3,005,455)

Other (expense) income
Interest expense	(1,667)	(19)
Interest income	2,462	31,027
Total other	795	31,008

Net loss	(954,851)	(2,974,447)

Preferred stock dividends	(57,984)	(55,076)

Net loss attributable to common stockholders	$(1,012,835)	$(3,029,523)

Net loss per common share – basic and diluted	$(0.01)	$(0.04)

Weighted average number of shares outstanding, basic and diluted	89,000,884	86,444,383

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(954,851)	$(2,974,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,268	195,148
Loss on equipment disposal	11,684	559
Provision for losses on projects	29,000	-
Non-cash stock based compensation expense	525,657	877,089
Changes in assets and liabilities:
Accounts receivable	(1,398,777)	1,400,167
Other receivable	(15,618)	(176,466)
Inventory	(9,218)	(94,605)
Prepaid expenses and deposits	203,302	171,443
Accounts payable	462,661	(325,095)
Billings in excess of costs	128	1,774
Accrued expenses, deposits and deferred rent	326,514	793,912
Net cash (used in) operating activities	(708,250)	(130,521)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase)/disposal of land, building and equipment	(14,244)	3,226
Net cash (used in)/provided by investing activities	(14,244)	3,226

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid (preferred stock)	-	(55,076)
Principal payments on capital lease obligations	-	(2,028)
Net cash (used in) financing activities	-	(57,104)

Net decrease in cash and cash equivalents	(722,494)	(184,399)

Cash and cash equivalents, beginning of period	9,604,643	15,467,386

Cash and cash equivalents, end of period	$8,882,149	$15,282,987

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of March 31, 2010 (collectively, "company," "Applied Energetics," "we," "our" or "us").  All intercompany balances and transactions have been eliminated.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three-month period ended March 31, 2010, may not be indicative of the results for the entire year.  The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other estimates that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.  Such estimates and assumptions could change in the future, as more information becomes known which could impact the amounts reported and disclosed herein.  Significant estimates include revenue recognition under the percentage of completion method of contract accounting, estimating costs at completion on a contract, the valuation of inventory, and expected forfeiture rate on stock-based compensation.

CASH AND CASH EQUIVALENTS

At March 31, 2010, we had approximately $8.9 million of cash and cash equivalents.   Our cash position decreased during the first three months of 2010 by approximately $722,000.  During the first three months of 2010, operating activities used $708,000 in cash.

FAIR VALUE OF FINANCIAL MEASUREMENTS

The carrying amount of the certificate of deposit, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

2.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2010	December 31, 2009
Contracts receivable	$2,448,010	$1,031,960

Costs and estimated earnings on uncompleted contracts	25,711	42,984

Accounts receivable, net	$2,473,721	$1,074,944

Short term receivable (contract retention)	47,817	47,817
Long term receivable (contract retention)	205,313	205,313
	$2,726,851	$1,328,074

Contracts receivable are expected to be collected within a year.

Costs and Estimated Earnings on Uncompleted Contracts
	March 31, 2010	December 31, 2009

Costs incurred on uncompleted contracts	$22,224,201	$18,890,642
Estimated earnings	1,734,224	1,479,680

Total billable costs and estimated earnings	23,958,425	20,370,322
Less:
Billings to date	23,975,558	20,370,054

Total	$(17,133)	$268

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$25,711	$42,984
Billings in excess of costs and estimated earnings on uncompleted contracts	(42,844)	(42,716)

Total	$(17,133)	$268

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

3.	INVENTORY

Our inventories consist of the following:

	March 31, 2010	December 31, 2009
Raw materials	$95,901	$103,451
Work-in-process	720,796	704,028
Provision for loss on project	(51,000)	(22,000)

Total	$765,697	$785,479

4.	PROPERTY AND EQUIPMENT

Our property and equipment consist of the following:

	March 31, 2010	December 31, 2009

Land and buildings	$2,072,215	$2,072,215

Equipment	2,657,429	2,677,926

Furniture and building improvements	848,797	858,379

Software	800,566	800,566

Total	6,379,007	6,409,086

Less accumulated depreciation and amortization	(3,642,108)	(3,563,479)

Net property and equipment	$2,736,899	$2,845,607

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

Our most recent asset impairment test was performed on February 15, 2010, when we determined that as of December 31, 2009 the net book values of long-lived assets were recoverable through expected undiscounted business cash flows based on anticipated and actual future revenue bookings and backlog. We will continue to evaluate the carrying values in the future.  We evaluate impairments as such circumstances warrant.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

5.	SHARE-BASED COMPENSATION

Share-Based Compensation – Employees and Directors

For the three months ended March 31, 2010 and 2009, share-based compensation expense totaled $526,000 and $877,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

During the three months ended March 31, 2010, the compensation committee granted 460,000 shares of common stock to the members of the Board of Directors, which were fully vested upon grant.  The shares were valued at the closing market price for the date of grant, or $0.60, for an aggregate value of $276,000.  As of March 31, 2010, $260,000 of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted average period of approximately .67 years.

The compensation committee granted options to purchase an aggregate of 1,347,000 shares of our common stock during the three months ended March 31, 2010.  The options are exercisable at a price per share of $0.60 and expire on March 23, 2015.  One-third of the options became exercisable on March 23, 2010.  An additional one-third of the shares will become exercisable on March 23, 2011, and the final one-third on March 23, 2012.

The weighted average grant-date fair value of all outstanding option grants was $0.22 and $0.35, per share, for the three months ended March 31, 2010 and 2009, respectively.  We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option-Pricing Model applying the assumptions in the following table.

	Three Months Ended March 31,
	2010	2009
Expected life (years)	2.9 - 3 years	2 years
Dividend yield	0.0%	0.0%
Expected volatility	93.6%	67.3%
Risk free interest rates	1.5%	1.3%
Weighted average fair value of options at grant date	$0.22	$0.35

During the three months ended March 31, 2010, we granted 40,000 shares of restricted stock to two non-employee consultants, which vest December 10, 2010.  The weighted average fair value of the restricted stock grants of $0.61 per share is being expensed over the requisite service period.

During the three months ended March 31, 2010, 112,507 shares of restricted stock vested and 16,074 shares of restricted stock were forfeited, and 114,833 options were exercised.  The cash proceeds from the settlement of an option exercise, which were not paid as of the balance sheet date, were received on April 9, 2010.  The receivable, which totaled $49,083, is included in the other receivables caption on the balance sheet.

Warrants – Non-Employees

At March 31, 2010 and December 31, 2009 there were outstanding warrants to purchase approximately 1.0 million shares of common stock, which were either (i) issued in connection with the August 2006 financing, or (ii) issued to outside consultants.  The exercise price of the warrants ranges from $9.15 to $12.00.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

6.	SIGNIFICANT CUSTOMERS

Approximately 100% of revenues for the three-month periods ended March 31, 2010 and 2009, are generated from either the U.S. Government or contractors to the U.S. Government.

7.	NET LOSS PER SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net income (loss) per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months ended March 31, 2010 and 2009, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Three Months Ended March 31,
	2010	2009

Options to purchase common shares	5,382,432	2,690,519
Warrants to purchase common shares	1,024,939	1,091,605
Unvested restricted stock units	-	339,742
Convertible preferred stock	135,572	135,572

Total potentially dilutive securities	6,542,943	4,257,438

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

8.	DIVIDENDS

As of March 31, 2010, we had 135,572 shares of our 6.5% Series A Convertible Preferred Stock outstanding.  A dividend was declared and paid in common stock on May 1, 2010 to the holders of record as of April 15, 2010.

Dividends on Preferred Stock are accrued when the amount and kind of the dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock, at the discretion of the company.

9.	COMMITMENTS AND CONTINGENCIES

LITIGATION

On February 1, 2010, NewOak Capital Markets, LLC, formerly known as J. Giordano Securities, LLC, the placement agent for our October 2005 private placement of preferred stock, commenced an arbitration proceeding against us with Financial Industry Regulatory Authority (“FINRA”).  NewOak alleges that we made material misrepresentations between May 2005 and May 10, 2006 concerning the status of its products.

We previously settled class action and derivative lawsuits relating to the alleged misrepresentations.  NewOak, however, opted out of the class action and alleges that the alleged misrepresentations constituted breaches of its agreement with the company and that we breached warranties we made to NewOak in connection with the 2005 private placement.  NewOak seeks indemnification and recovery for alleged breach of contract, unjust enrichment, quantum meruit, fraudulent misrepresentation, tortuous interference with prospective economic relations and violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks an award of monetary damages in excess of $10 million, plus punitive damages and attorney’s fees and costs.

We filed a petition in the Supreme Court of the State of New York, New York County to stay the arbitration on the ground that the claims are not subject to arbitration.  NewOak removed the proceeding to the United States District Court, Southern District of New York, and filed a motion to compel arbitration.

We intend to defend ourselves vigorously in any arbitration or legal proceedings and believe we have substantial defenses to the claims.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business.  As of the date of this report, we have not received notice of any other legal proceedings.

10.	SUBSEQUENT EVENTS

On April 29, 2010, we entered into agreements with two stockholders to issue an aggregate of 10,000 shares of our common stock in exchange for the return for cancellation of 1,000 shares of our Series A Redeemable Convertible Preferred Stock.

On May 13, 2010, we were awarded increased funding for our contract from the U.S. Army’s Research, Development and Engineering Command (U.S. Army RDECOM – Picatinny, NJ) for the continued development and advancement of our LGE technology in the amount of $1.8 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2009.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws.  Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", “would”, “could”, “should”, "expect", "expected", "project", "anticipate", “estimates", “”possible”, "plan", "strategy", "target", "prospect" or "continue" and other similar terms and phrases.  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A.  (Risk Factors) of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.  In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

OVERVIEW

Applied Energetics is a leader in the development and manufacture of applied energy systems for military and commercial applications.  Through our efforts in developing our core technology, Laser Guided Energy (“LGE”™), we have gained expertise and proprietary knowledge in high performance lasers, high-voltage electronics, advanced dynamic optics and atmospheric and plasma interactions.  We apply these technologies to deliver innovative solutions to urgent military requirements, including neutralizing improvised explosive devices (“IEDs”) and other high priority missions of U.S. and allied military forces.  We have developed an effective and robust counter-IED (“CIED”) technology as a result of our research and development.  Additionally, we develop and manufacture high-voltage and laser products for government and commercial customers for a range of applications.

During the first quarter of 2010, we continued our focus on fulfilling our US Marine Corps (“USMC”) customers’ CIED requirements by focusing on providing further operational assessment of the technology, developing additional systems, providing training and field support for systems, developing a smaller version of the technology for installation on other military platforms and vehicles, and upgrading the engineering documentation of the system.  This work is being performed under the $10.4 million contract modification received in January of 2010.  On March 31, the Operational Assessment portion of the contract was completed.  We continue to provide extended field operational support for this mission at the request of the USMC Field Commander.

During the first quarter of 2010, we continued the development and advancement of our LGE technology by working with our customer, the U.S. Army’s Research, Development and Engineering Command.  We also continued our work on the U.S Navy ultra-short pulse laser system, which is scheduled for delivery in the second quarter of 2010.  We also made progress in discussions with other large defense contractors in developing teaming arrangements to support the next generation of CIED systems.  We expect that utilizing the resources and capabilities of established Department of Defense (“DoD”) contractors will allow us to focus on the technology development within our core capabilities.  These organizations have experience and a sound track record in delivering fully qualified military systems and the associated documentation and certifications to DoD customers.  We will continue to concentrate our efforts on maintaining the excellent customer relationships that have been established over the past 2 years.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which amends ASU Topic 855, "Subsequent Events." The amendments to ASC Topic 855 does not change existing requirements to evaluate subsequent events, but: (i) defines a "SEC Filer," which we are; (ii) removes the definition of a "Public Entity"; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

The FASB has issued ASU 2010-17, “Revenue Recognition – Milestone Method”.  ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  We can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  ASU 2010-17 will be effective for us beginning July 2010.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

The FASB has issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements”.  ASU 2009-13 clarified the criteria for separating revenue between multiple deliverables.  This statement is effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption.  Adoption is required for fiscal years beginning on or after June 15, 2010, but early adoption is allowed.  We originally anticipated adopting ASU 2009-13 as of January 1, 2010 for new commercial revenue arrangements, but will defer adoption until adoption is required.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009:

	2010	2009
Revenue	$3,594,778	$2,587,398
Cost of revenue	3,368,676	2,401,446
General and administrative	1,077,232	2,435,723
Selling and marketing	71,654	238,023
Research and development	32,862	517,661
Other (expense) income:
Interest expense	(1,667)	(19)
Interest income	2,462	31,027

Net loss	$(954,851)	$(2,974,447)

REVENUE

Revenue increased approximately $1.0 million to $3.6 million for the three months ended March 31, 2010 compared to $2.6 million for the three months ended March 31, 2009.  Revenues from the CIED product line increased by $1.5 million to $2.2 million due to the contract modification of $10.4 million received in January 2010.  Additional revenue of $565,000 was derived from our new Laser product line.  LGE revenues decreased by $1.0 million to $838,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue increased approximately $967,000 to $3.4 million for the three months ended March 31, 2010, compared to $2.4 million for the three months ended March 31, 2009.  The increase in cost of revenue is directly tied to the increase in sales activity of 39%, and to provisions for losses on current contracts of approximately $29,000.  By product line, CIED cost of revenue increased by approximately $1.3 million, Laser cost of revenue increased by $558,000 and LGE cost of revenue decreased by approximately $936,000.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $1.3 million to $1.1 million for the three months ended March 31, 2010 compared to $2.4 million for the three months ended March 31, 2009.  Salaries and wages decreased by approximately $791,000 as a result of downsizing in the second quarter of 2009, non-cash compensation costs decreased by approximately $77,000, travel expenses decreased by approximately $26,000 and directors and officers insurance costs decreased by approximately $18,000.  These were offset by an increase in legal expenses of approximately $100,000, a decrease in applied labor, overhead and material handling costs allocated to cost of revenue of approximately $38,000 and to asset disposals associated with leasehold improvement of approximately $18,000.

SELLING AND MARKETING

Selling and marketing expenses decreased approximately $166,000 to $72,000 for the three months ended March 31, 2010 compared to $238,000 for the three months ended March 31, 2009.  The decrease was mostly due to decreases in labor allocation and travel related to business development activities of $136,000 and to a decrease in bids and proposal costs of $30,000.  Overall spending in this area reduced significantly as our short- and long-term strategy has become more focused.  New sales orders and contracts of approximately $10.7 million were added to the backlog in the three months ended March 31, 2010.

RESEARCH AND DEVELOPMENT

Internal research and development expenses decreased by approximately $485,000 to $33,000 during the three months ended March 31, 2010 as compared to $518,000 for the three months ended March 31, 2009.  Our internal research and development costs involve experimentation, design, development and enhancement of proprietary technologies and new products.  The decrease in internal research and development expense is primarily due to the closure of the St. Louis facility in 2009 and the deployment of key technical personnel to fulfilling current contracts.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the three months ended March 31, 2010 was lower by approximately $29,000 as compared to the three months ended March 31, 2009 primarily due to the lower balance of invested funds.

NET LOSS

Our operations for the three months ended March 31, 2010 resulted in a net loss of approximately $955,000, a reduction of approximately $2.0 million compared to the $3.0 million loss for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had approximately $8.9 million of cash and cash equivalents, and $225,000 in a certificate of deposit.  Our cash position decreased during the first quarter of 2010 by approximately $722,000.  During the first three months of 2010, we used $708,000 of cash in operating activities, which is primarily comprised of our net loss of $955,000, and increases in accounts receivables and other receivables of approximately $1.4 million.  Partially offsetting these amounts were non-cash compensation expense of $526,000, an increase in accounts payable and accrued expenses of $789,000, a decrease in prepaid expenses of $203,000, and depreciation and amortization of approximately $111,000.  Additionally, investing activities used approximately $14,000.

We anticipate that short-term and long-term funding needs will be provided by existing cash and cash equivalents and the cash flows from servicing our government contracts.  We believe that we have sufficient working capital to fulfill existing contracts and expected contracts in 2010 and into 2011.  The government contracts, which currently represent a major portion of our current activity, are on a cost plus fixed fee basis.  This means all work performed is done at our Government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly.

BACKLOG OF ORDERS

At March 31, 2010, we had a backlog (workload remaining on signed contracts) of approximately $10.4 million, to be completed within the next twelve months.  As of May 14, 2010, our backlog is $11.3 million.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended March 31, 2010, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.            RISK FACTORS

We have outstanding options to purchase a significant number of shares of our common stock which are exercisable at a price below the current market price of our common stock.

We currently have outstanding options to purchase approximately 5.4 million shares of common stock.  The exercise price of these options range from $ 0.40 to $ 0.60 and options to purchase approximately 3.0 million shares of common stock are exercisable below the market price of our common stock on May 14, 2010.   Substantially all of these shares may be sold in the public market by their holders upon exercise.  The number of shares that may be exercised may be significant to the current trading value of our common stock when they are exercised and, therefore, could adversely affect the price of our common stock.  In addition, to the extent options are exercised, your ownership percentage in our company will be diluted.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total number of Shares (or Units) Surrendered	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Mar. 2010	115,000	$0.60	115,000	Undetermined

ITEM 6.               EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By	/s/ Joseph C. Hayden
Joseph C. Hayden
Chief Operating Officer and Principal Executive Officer

Date:  May 17, 2010