Form 10-Q
period 2010-06-30
APPLIED ENERGETICS, INC.
filed 2010-08-09
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of August 5, 2010, there were 90,599,186 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

1

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,928,536	$9,604,643
Short term investments	225,000	225,000
Accounts receivable	1,959,413	1,074,944
Inventory	740,059	785,479
Prepaid expenses and deposits	145,091	447,295
Other receivables	53,589	52,295
Total current assets	12,051,688	12,189,656
Long term receivables - net	205,313	205,313
Property and equipment - net	2,625,718	2,845,607
Other assets	20,800	20,800
TOTAL ASSETS	$14,903,519	$15,261,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$579,423	$428,413
Estimated loss on uncompleted contract	15,154	-
Accrued expenses	479,238	313,448
Short term financing	53,709	214,834
Accrued compensation	470,231	505,188
Customer deposits	149,120	104,160
Billings in excess of costs	3,592	42,716
Total current liabilities	1,750,467	1,608,759

Total liabilities	1,750,467	1,608,759

Commitments and contingencies

Stockholders’ equity

Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized; 134,572 shares issued and outstanding at June 30, 2010 and 135,572 shares issued and outstanding at December 31, 2009	135	136
Common stock, $.001 par value, 125,000,000 shares authorized; 90,568,061 shares issued and outstanding at June 30, 2010 and 88,968,812 shares issued and outstanding at December 31, 2009	90,561	88,969
Additional paid-in capital	78,187,809	76,931,065
Accumulated deficit	(65,125,453)	(63,367,553)
Total stockholders’ equity	13,153,052	13,652,617
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,903,519	$15,261,376

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,
	2010	2009

Revenue	$2,879,932	$1,730,141

Cost of revenue	2,794,693	1,631,316

Gross profit	85,239	98,825

Operating expenses
General and administrative	525,354	2,825,062
Selling and marketing	232,699	191,001
Research and development	3,658	322,986
Total operating expenses	761,711	3,339,049

Operating loss	(676,472)	(3,240,224)

Other (expense) income
Interest expense	(1,667)	-
Interest income	2,110	16,807
Total other	443	16,807

Net loss	(676,029)	(3,223,417)

Preferred stock dividends	(57,557)	(55,076)
Deemed dividend from induced conversion of Series A Preferred Stock	(11,478)	-

Net loss attributable to common stockholders	$(745,064)	$(3,278,493)

Net loss per common share – basic and diluted	$(0.01)	$(0.04)

Weighted average number of shares outstanding, basic and diluted	89,687,321	86,137,728

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30,
	2010	2009

Revenue	$6,474,709	$4,317,539

Cost of revenue	6,163,369	4,032,763

Gross profit	311,340	284,776

Operating expenses
General and administrative	1,602,586	5,260,785
Selling and marketing	304,353	429,024
Research and development	36,520	840,647
Total operating expenses	1,943,459	6,530,456

Operating loss	(1,632,119)	(6,245,680)

Other (expense) income
Interest expense	(3,334)	(19)
Interest income	4,572	47,834
Total other	1,238	47,815

Net loss	(1,630,881)	(6,197,865)

Preferred stock dividends	(115,541)	(110,152)
Deemed dividend from induced conversion of Series A Preferred Stock	(11,478)	-

Net loss attributable to common stockholders	$(1,757,900)	$(6,308,017)

Net loss per common share – basic and diluted	$(0.02)	$(0.07)

Weighted average number of shares outstanding, basic and diluted	89,281,990	86,201,037

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,630,881)	$(6,197,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216,600	389,351
Loss on equipment disposal	5,726	105,841
Provision for inventory reserves	15,154	-
Provision for losses on projects	22,000	22,000
Non-cash stock based compensation expense	658,139	1,098,923
Changes in assets and liabilities:
Accounts receivable	(884,469)	1,545,383
Insurance receivable	-	(5,641,907)
Other receivable	(1,294)	(264,637)
Inventory	23,420	(234,056)
Prepaid expenses and deposits	302,204	306,852
Long term receivables - net	-	253,129
Accounts payable	151,010	(453,655)
Litigation settlement liability	-	5,525,000
Billings in excess of costs	(39,124)	21,533
Accrued expenses, customer deposits and deferred rent	14,668	1,401,510
Net cash (used in) operating activities	(1,146,847)	(2,122,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase)/disposal of land, building and equipment	(16,498)	2,807
Proceeds from disposal of equipment	14,061	460
Net cash (used in)/provided by investing activities	(2,437)	3,267

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid (preferred stock)	-	(110,152)
Exercise of stock options	473,177	-
Principal payments on capital lease obligations	-	(2,028)
Net cash (used in)/provided by financing activities	473,177	(112,180)

Net decrease in cash and cash equivalents	(676,107)	(2,231,511)

Cash and cash equivalents, beginning of period	9,604,643	15,467,386

Cash and cash equivalents, end of period	$8,928,536	$13,235,875

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of June 30, 2010 (collectively, "company," "Applied Energetics," "we," "our" or "us").  All intercompany balances and transactions have been eliminated.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the six month period ended June 30, 2010, may not be indicative of the results for the entire year.  The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2010, we had approximately $8.9 million of cash and cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the certificate of deposit, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2010-12, "Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts" ("ASU 2010-12"), which clarifies the effect, if any, that the different signing dates of the Patient Protection and Affordable Care Act (signed March 23, 2010) and the Health Care and Education Reconciliation Act of 2010 (signed March 30, 2010).  ASU 2010-12 was effective for us upon issuance.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

The FASB has issued ASU 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”.  ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity.  ASU 2010-13 will be effective for us beginning January 2011.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

2.           ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2010	December 31, 2009

Contracts receivable	$1,949,153	$1,031,960

Costs and estimated earnings on uncompleted contracts	10,260	42,984

Accounts receivable, net	$1,959,413	$1,074,944

Short term receivable (contract retention)	47,817	47,817
Long term receivable (contract retention)	205,313	205,313
	$2,212,543	$1,328,074

Contracts receivable are expected to be collected within a year.

Costs and Estimated Earnings on Uncompleted Contracts
	June 30, 2010	December 31, 2009

Costs incurred on uncompleted contracts	$24,998,335	$18,890,642
Estimated earnings	1,822,076	1,479,680

Total billable costs and estimated earnings	26,820,411	20,370,322
Less:
Billings to date	26,813,743	20,370,054

Total	$6,668	$268

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$10,260	$42,984
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,592)	(42,716)

Total	$6,668	$268

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

3.              INVENTORY

Our inventories consist of the following:

	June 30, 2010	December 31, 2009

Raw materials	$95,901	$103,451
Work-in-process	688,158	704,028
Provision for loss on project	(44,000)	(22,000)

Total	$740,059	$785,479

4.         PROPERTY AND EQUIPMENT

Our property and equipment consist of the following:

	June 30, 2010	December 31, 2009

Land and buildings	$2,072,215	$2,072,215

Equipment	2,266,199	2,677,926

Furniture and building improvements	843,464	858,379

Software	800,566	800,566

Total	5,982,443	6,409,086

Less accumulated depreciation and amortization	(3,356,725)	(3,563,479)

Net property and equipment	$2,625,718	$2,845,607

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
June 30, 2010
(Unaudited)

5.         SHARE-BASED COMPENSATION

Share-Based Compensation – Employees and Directors

For the three months ended June 30, 2010 and 2009, share-based compensation expense totaled $132,000 and $221,000, respectively.  For the six months ended June 30, 2010 and 2009, share-based compensation expense totaled $658,000 and $1.1 million, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

As of June 30, 2010, $202,000 of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted average period of approximately .42 years.

The compensation committee granted options to purchase an aggregate of 50,000 shares of our common stock during the three months ended June 30, 2010 to a new employee.  The options are exercisable at a price per share of $1.23 and expire on May 21, 2015.  One-third of the options became exercisable on May 21, 2011, and on the yearly anniversary of grant date until completely vested.

The weighted average grant-date fair value of all outstanding option grants was $0.24 and $0.10 per share, for the six months ended June 30, 2010 and 2009, respectively.  We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option-Pricing Model applying the assumptions in the following table.

	Six Months Ended June 30,
	2010	2009
Expected life (years)	2.9 - 3 years	3.41 years
Dividend yield	0.0%	0.0%
Expected volatility	93.6%	67.3%
Risk free interest rates	1.5%	1.3%
Weighted average fair value of options at grant date	$0.24	$0.10

During the six months ended June 30, 2010, 112,507 shares of restricted stock vested and 16,407 shares of restricted stock were forfeited.  The compensation committee granted 460,000 shares of common stock to the members of the Board of Directors, which were fully vested upon grant.  Options to purchase 1,014,219 shares of common stock were exercised and the cash proceeds from the option exercises totaled approximately $473,000.

Warrants – Non-Employees

At June 30, 2010 and December 31, 2009 there were outstanding warrants to purchase approximately 1.0 million shares of common stock, which were either (i) issued in connection with the August 2006 financing, or (ii) issued to outside consultants.  The exercise price of the warrants ranges from $9.15 to $12.00.

6.         SIGNIFICANT CUSTOMERS

Approximately 99% and 95% of revenues for the three-month periods ended June 30, 2010 and 2009 are generated from either the U.S. Government or contractors to the U.S. Government.  Approximately 100% and 98% of revenues for the six month periods ended June 30, 2010 and 2009 are generated from either the U.S. Government or contractors to the U.S. Government.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

7.         NET LOSS PER SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net income (loss) per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the six months ended June 30, 2010 and 2009, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Six Months Ended June 30,
	2010	2009

Options to purchase common shares	4,480,130	2,517,832
Warrants to purchase common shares	1,024,939	1,091,605
Unvested restricted stock units	-	180,841
Convertible preferred stock	134,572	135,572

Total potentially dilutive securities	5,639,641	3,925,850

8.         DIVIDENDS

As of June 30, 2010, we had 134,572 shares of our 6.5% Series A Convertible Preferred Stock outstanding.  A dividend was declared and paid in common stock on August 1, 2010 to the holders of record as of July 15, 2010.

Dividends on Preferred Stock are accrued when the amount and kind of the dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock, at the discretion of the company.

On May 10, 2010, we exchanged 1,000 shares of Series A Preferred Stock for 10,000 shares of common stock.  The company accounted for the transaction pursuant to Accounting Standards Codification (“ASC”) 470-20-25.  The exchange was made at terms other than the original conversion terms, therefore the Company recorded a charge (stock dividend) to accumulated deficit of approximately $11,000, which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms.  Furthermore, the historical carrying value of the Series A Preferred Stock exchanged was reclassified within paid-in capital at the time of conversion.

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

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

10.         SUBSEQUENT EVENTS

We performed an evaluation of subsequent events and determined that no events required disclosure.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws.  Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", “would”, “could”, “should”, "expect", "project", "anticipate", “estimates", “”possible”, "plan", "strategy", "target", "prospect" or "continue" and other similar terms and phrases.  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A.  (Risk Factors) of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the period ended March 31, 2010.  In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

OVERVIEW

Applied Energetics is a leader in the development and manufacture of applied energy systems for military and commercial applications.  Through our efforts in developing our core technology, Laser Guided Energy (“LGE”™), we have gained expertise and proprietary knowledge in high performance ultrashort pulse lasers, high-voltage electronics, advanced dynamic optics and atmospheric and plasma interactions.  We apply these technologies to deliver innovative solutions to urgent military requirements, including neutralizing improvised explosive devices (“IEDs”) and other high priority missions of U.S. and allied military forces.  We have developed an effective and robust counter-IED (“CIED”) technology as a result of our research and development.  Additionally, we develop and manufacture high-voltage and ultrashort pulse laser products for government and commercial customers for a range of applications.

During the second quarter of 2010, we continued to support our US Marine Corps (“USMC”) customers’ CIED requirements.  This has involved supporting extended field operations overseas beyond the successful conclusion of the Operational Assessment at the request of the field commander, including the production of additional systems and spare parts, training of new operators and support of additional military units.  We continue to work with the Marine Corps Systems Command on developing a smaller version of the technology for installation on other military platforms and vehicles, and upgrading the engineering documentation of the system.  This work is being performed under the $10.4 million contract modification received in January of 2010.  Discussions with other large defense contractors in developing teaming arrangements to support the next generation of CIED systems are continuing.  We expect that utilizing the resources and capabilities of established Department of Defense (“DoD”) contractors will allow us to focus on the technology development within our core capabilities.  Organizations we have identified have experience and a sound track record in delivering fully qualified military systems and the associated documentation and certifications to DoD customers.  We will continue to concentrate our efforts on maintaining our excellent customer relationships.

During the second quarter of 2010, we continued the development and advancement of our LGE technology by working with our customer, the U.S. Army’s Research, Development and Engineering Command, who provided a $1.8 million increase in funding in June to our existing Army contract.  This brings the total contract value to $4.9 million.  In June, we delivered our ultrashort pulse laser system to the U.S Navy, which involved factory acceptance testing, training of Government personnel on the system operation and maintenance, delivery, installation and final acceptance testing at NSWC Crane, IN.  The delivery of the system has led to discussions concerning the next phase of this program, which may include the development of an ultrashort pulse laser suitable for installation on a test aircraft, and delivery of similar systems to other U.S. Government organizations.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009:

	2010	2009
Revenue	$2,879,932	$1,730,141
Cost of revenue	2,794,693	1,631,316
General and administrative	525,354	2,825,062
Selling and marketing	232,699	191,001
Research and development	3,658	322,986
Other (expense) income:
Interest expense	(1,667)	-
Interest income	2,110	16,807

Net loss	$(676,029)	$(3,223,417)

REVENUE

Revenue increased approximately $1.2 million to $2.9 million for the three months ended June 30, 2010 compared to $1.7 million for the three months ended June 30, 2009.  Revenues from the CIED product line increased by $1.4 million to $2.1 million as work continues on the contract modification of $10.4 million received in January 2010.  Additional revenue of $100,000 was derived from our new Ultrashort Pulse Laser product line.  LGE product line revenues decreased by $257,000 to $667,000, and High Voltage product line revenues decreased by $77,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue increased approximately $1.2 million to $2.8 million for the three months ended June 30, 2010, compared to $1.6 million for the three months ended June 30, 2009.  The increase in cost of revenue is tied to the increase in sales revenue of 66%, and to provisions for losses on current contracts of approximately $38,000, which are tied to the High Voltage and Laser product lines.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $2.3 million to $525,000 for the three months ended June 30, 2010 compared to $2.8 million for the three months ended June 30, 2009.  The change was the result of decreases in salaries and wages of approximately $490,000 as a result of our staff reductions which took place in 2009; supplies and building related expenses of $200,000 as a result of consolidating facilities, which reduced overall operational costs in 2010; depreciation and amortization expense of $88,000; and non-cash compensation costs of approximately $80,000.  Applied labor, overhead and material handling costs allocated to cost of revenue increased by approximately $224,000, reducing general and administrative expense.  In addition, there was a reduction in professional services of approximately $1.1 million from the settlement of the class action and derivative lawsuits that occurred in 2009 and asset disposals of $93,000 for leasehold improvements made to the St. Louis facility in 2009.

SELLING AND MARKETING

Selling and marketing expenses increased approximately $42,000 to $233,000 for the three months ended June 30, 2010 compared to $191,000 for the three months ended June 30, 2009.  The increase is mostly related to business development activities associated with the new Laser and High voltage product lines as we continue to focus on entering new markets for these products and grow our non-government market revenue.

RESEARCH AND DEVELOPMENT

Internal research and development expenses decreased by approximately $319,000 to $4,000 during the three months ended June 30, 2010 as compared to $323,000 for the three months ended June 30, 2009.  Our internal research and development costs involve experimentation, design, development and enhancement of proprietary technologies and new products.  The decrease in internal research and development expense is primarily due to the deployment of key technical personnel to fulfilling current contracts.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the three months ended June 30, 2010 was lower by approximately $15,000 as compared to the three months ended June 30, 2009 primarily due to the lower balance of invested funds.

NET LOSS

Our operations for the three months ended June 30, 2010 resulted in a net loss of approximately $676,000, a reduction of approximately $2.5 million compared to the $3.2 million loss for the three months ended June 30, 2009.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009:

	2010	2009
Revenue	$6,474,709	$4,317,539
Cost of revenue	6,163,369	4,032,763
General and administrative	1,602,586	5,260,785
Selling and marketing	304,353	429,024
Research and development	36,520	840,647
Other (expense) income:
Interest expense	(3,334)	(19)
Interest income	4,572	47,834

Net loss	$(1,630,881)	$(6,197,865)

REVENUE

Revenue increased approximately $2.2 million to $6.5 million for the six months ended June 30, 2010 compared to $4.3 million for the six months ended June 30, 2009.  Revenues from the CIED product line increased by $2.8 million to $4.3 million and the new Ultrashort Pulse Laser product line had revenues of approximately $665,000 in the 2010 period.  Offsetting these increases were the decreases in the LGE product line of approximately $1.2 million and the High Voltage line of approximately $78,000.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue increased approximately $2.2 million to $6.2 million for the six months ended June 30, 2010, compared to $4.0 million for the six months ended June 30, 2009.  The increase in cost of revenue is tied to the increase in sales revenue of 50% and to provisions for losses on current contracts of approximately $38,000; which are tied to the High Voltage and Laser product lines.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $3.7 million to $1.6 million for the six months ended June 30, 2010 compared to $5.3 million for the six months ended June 30, 2009.  The change was the result of decreases in salaries and wages of approximately $1.3 million as a result of downsizing efforts which took place in 2009; non-cash compensation costs of approximately $434,000; supplies and building related expenses of $278,000 as a result of consolidation of facilities which reduced overall operations costs in 2010; depreciation and amortization expense of $173,000, and travel expenses of approximately $43,000.  Applied labor, overhead and material handling costs allocated to cost of revenue increased by $187,000 reducing general and administrative expense.  In addition, there was a reduction in professional services of approximately $1.1 million from the settlement of the class action and derivative lawsuits that occurred in 2009 and asset disposals of $93,000 for leasehold improvements made to our former St. Louis facility in 2009.

SELLING AND MARKETING

Selling and marketing expenses decreased approximately $125,000 to $304,000 for the six months ended June 30, 2010 compared to $429,000 for the six months ended June 30, 2009.  The decrease is mostly related to business development activities that occurred in the first quarter of 2009 associated with our former St. Louis facility.  Additionally, we continue to invest in our new Laser and High Voltage product lines as we continue to focus on entering new markets for these products, thus to grow our non-government market share.

RESEARCH AND DEVELOPMENT

Internal research and development expenses decreased by approximately $804,000 to $36,000 during the six months ended June 30, 2010 as compared to $841,000 for the six months ended June 30, 2009.  Our internal research and development costs involve experimentation, design, development and enhancement of proprietary technologies and new products.  The decrease in internal research and development expense is primarily due to deployment of key technical personnel to fulfill current contracts.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the six months ended June 30, 2010 was lower by approximately $43,000 as compared to the six months ended June 30, 2009 primarily due to the lower balance of invested funds.

NET LOSS

Our operations for the six months ended June 30, 2010 resulted in a net loss of approximately $1.6 million, a reduction of approximately $4.6 million compared to the $6.2 million loss for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had approximately $8.9 million of cash and cash equivalents, and $225,000 in a certificate of deposit.  Our cash position increased by $46,000 for the three months ended June 30, 2010, while the total cash decreased for the first six months of 2010 by approximately $676,000.  During the first six months of 2010, we used $1.1 million of cash in operating activities, which was primarily comprised of our net loss of $1.6 million, and increases in accounts receivables and other receivables of approximately $886,000.  Partially offsetting these amounts were non-cash compensation expense of $658,000, an increase in accounts payable and accrued expenses of $127,000, a decrease in prepaid expenses of $302,000, and depreciation and amortization of approximately $217,000.  Additionally, investing activities used approximately $2,000, and financing activities provided approximately $473,000 in proceeds from employee option exercises.

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

BACKLOG OF ORDERS

At June 30, 2010, we had a backlog (workload remaining on signed contracts) of approximately $9.4 million, to be completed within the next twelve months.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended June 30, 2010, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

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

On May 10, 2010, we exchanged 1,000 shares of Series A Preferred Stock for 10,000 shares of common stock.  The company accounted for the transaction pursuant to Accounting Standards Codification (“ASC”) 470-20-25.  The exchange was made at terms other than the original conversion terms, therefore the Company recorded a charge (stock dividend) to accumulated deficit of approximately $11,000, which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms.  Furthermore, the historical carrying value of the Series A Preferred Stock exchanged was reclassified within paid-in capital at the time of conversion.

ITEM 5.	OTHER INFORMATION

On July 27, 2010, the Compensation Committee of the Board of Directors determined to increase the base salary of Humberto Astorga, Chief Financial Officer of the corporation, from $137,500 to $150,000, effective August 2, 2010.

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
Joseph C. Hayden
President, Chief Operating Officer and Principal Executive Officer

Date: August 9, 2010