Form 10-Q
period 2010-09-30
APPLIED ENERGETICS, INC.
filed 2010-11-08
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of November 4, 2010, there were 90,985,985 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,107,418	$9,604,643
Short term investments	-	225,000
Accounts receivable	2,267,197	1,074,944
Inventory	769,970	785,479
Prepaid expenses and deposits	320,762	447,295
Other receivables	64,060	52,295
Total current assets	12,529,407	12,189,656
Long term receivables - net	205,313	205,313
Property and equipment - net	2,598,822	2,845,607
Other assets	20,800	20,800
TOTAL ASSETS	$15,354,342	$15,261,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$801,171	$428,413
Accrued expenses	408,321	313,448
Short term financing	-	214,834
Accrued compensation	626,579	505,188
Customer deposits	414,817	104,160
Billings in excess of costs	5,032	42,716
Total current liabilities	2,255,920	1,608,759

Total liabilities	2,255,920	1,608,759

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized; 107,172 shares issued and outstanding at September 30, 2010 and 135,572 shares issued and outstanding at December 31, 2009	107	136
Common stock, $.001 par value, 125,000,000 shares authorized; 90,928,147 shares issued and outstanding at September 30, 2010 and 88,968,812 shares issued and outstanding at December 31, 2009	90,928	88,969
Additional paid-in capital	78,507,296	76,931,065
Accumulated deficit	(65,499,909)	(63,367,553)
Total stockholders’ equity	13,098,422	13,652,617
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,354,342	$15,261,376

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,
	2010	2009

Revenue	$3,260,087	$1,877,865

Cost of revenue	2,986,640	1,777,840

Gross profit	273,447	100,025

Operating expenses
General and administrative	412,496	1,348,446
Selling and marketing	135,013	132,386
Research and development	55,518	210,925
Total operating expenses	603,027	1,691,757

Operating loss	(329,580)	(1,591,732)

Other (expense) income
Interest expense	(1,111)	-
Interest income	2,074	8,388
Total other	963	8,388

Net loss	(328,617)	(1,583,344)

Preferred stock dividends	(45,839)	(76,941)

Net loss attributable to common stockholders	$(374,456)	$(1,660,285)

Net loss per common share – basic and diluted	$(0.004)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	89,791,303	86,179,071

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended September 30,
	2010	2009

Revenue	$9,734,797	$6,195,404

Cost of revenue	9,150,009	5,810,602

Gross profit	584,788	384,802

Operating expenses
General and administrative	2,015,082	6,609,231
Selling and marketing	439,366	561,410
Research and development	92,038	1,051,572
Total operating expenses	2,546,486	8,222,213

Operating loss	(1,961,698)	(7,837,411)

Other (expense) income
Interest expense	(4,446)	(19)
Interest income	6,646	56,222
Total other	2,200	56,203

Net loss	(1,959,498)	(7,781,208)

Preferred stock dividends	(161,380)	(187,093)
Deemed dividend from induced conversion of Series A Preferred Stock	(11,478)	-

Net loss attributable to common stockholders	$(2,132,356)	$(7,968,301)

Net loss per common share – basic and diluted	$(0.02)	$(0.09)

Weighted average number of shares outstanding, basic and diluted	89,179,404	86,186,310

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,959,498)	$(7,781,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	305,668	498,758
Loss on equipment disposal	5,725	106,873
Provision for inventory reserves	36,000	-
Litigation settlement payable in common stock	-	1,200,000
Non-cash stock based compensation expense	814,422	1,335,734
Changes in assets and liabilities:
Accounts receivable	(1,192,253)	1,421,201
Other receivable	1,710	(244,666)
Inventory	(20,491)	(218,625)
Prepaid expenses and deposits	126,533	385,367
Long term receivables - net	-	253,130
Accounts payable	372,758	(558,274)
Billings in excess of costs	(37,684)	20,426
Accrued expenses, customer deposits and deferred rent	312,087	68,102
Net cash (used in) operating activities	(1,235,023)	(3,513,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building and equipment	(78,670)	(9,315)
Proceeds from sale of short term investments	225,000	-
Proceeds from disposal of equipment	14,062	-
Net cash (used in)/provided by investing activities	160,392	(9,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid (preferred stock)	-	(129,123)
Exercise of stock options	577,406	-
Principal payments on capital lease obligations	-	(2,028)
Net cash (used in)/provided by financing activities	577,406	(131,151)

Net decrease in cash and cash equivalents	(497,225)	(3,653,648)

Cash and cash equivalents, beginning of period	9,604,643	15,467,386

Cash and cash equivalents, end of period	$9,107,418	$11,813,738

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

1.              BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of September 30, 2010 (collectively, "company," "Applied Energetics," "we," "our" or "us").  All intercompany balances and transactions have been eliminated.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the nine month period ended September 30, 2010, may not be indicative of the results for the entire year.  The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2010, we had approximately $9.1 million of cash and cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”) which is intended to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financial receivables.  ASU 2010-20 is effective for us at year end.  As the ASU specifically excludes short-term trade accounts receivable, the adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

2.              ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2010	December 31, 2009

Contracts receivable	$2,256,937	$1,031,960

Costs and estimated earnings on uncompleted contracts	10,260	42,984

Accounts receivable, net	$2,267,197	$1,074,944

Short term receivable (contract retention)	47,817	47,817
Long term receivable (contract retention)	205,313	205,313
	$2,520,327	$1,328,074

Contracts receivable are expected to be collected within a year.

Costs and Estimated Earnings on Uncompleted Contracts
	September 30, 2010	December 31, 2009

Costs incurred on uncompleted contracts	27,968,346	$18,890,642
Estimated earnings	2,085,422	1,479,680

Total billable costs and estimated earnings	30,053,768	20,370,322
Less:
Billings to date	30,048,540	20,370,054

Total	$5,228	$268

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$10,260	$42,984
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,032)	(42,716)

Total	$5,228	$268

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

3.              INVENTORY

Our inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw materials	$75,011	$103,451
Work-in-process	752,959	704,028
Provision for loss on project	(58,000)	(22,000)

Total	$769,970	$785,479

4.           PROPERTY AND EQUIPMENT

Our property and equipment consist of the following:

	September 30, 2010	December 31, 2009

Land and buildings	$2,103,215	$2,072,215

Equipment	2,284,136	2,677,926

Furniture and building improvements	843,464	858,379

Software	813,799	800,566

Total	6,044,614	6,409,086

Less accumulated depreciation and amortization	(3,445,792)	(3,563,479)

Net property and equipment	$2,598,822	$2,845,607

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
September 30, 2010
(Unaudited)

5.           SHARE-BASED COMPENSATION

Share-Based Compensation – Employees and Directors

For the three months ended September 30, 2010 and 2009, share-based compensation expense totaled $156,000 and $237,000, respectively.  For the nine months ended September 30, 2010 and 2009, share-based compensation expense totaled $814,000 and $1.3 million, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

As of September 30, 2010, $116,000 of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted average period of approximately .17 years.

The Board granted options to purchase an aggregate of 30,000 shares of our common stock during the three months ended September 30, 2010 to an employee.  The options are exercisable at a price per share of $1.29 and expire on July 27, 2015.  One-third of the options became exercisable on February 8, 2011, and on the yearly anniversary until completely vested.

The weighted average grant-date fair value of all outstanding option grants was $0.40 and $0.14 per share, for the nine months ended September 30, 2010 and 2009, respectively.  We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option-Pricing Model applying the assumptions in the following table.

	Nine Months Ended September 30,
	2010	2009
Expected life (years)	2.9 - 3 years	3 years
Dividend yield	0.0%	0.0%
Expected volatility	93.6%	67.3%
Risk free interest rates	1 - 1.5%	1.3%
Weighted average fair value of options at grant date	$0.37	$0.14

During the nine months ended September 30, 2010, 112,507 shares of restricted stock vested and 16,407 shares of restricted stock were forfeited.  The Board granted 460,000 shares of common stock to the members of the Board of Directors, which were fully vested upon grant.  During the nine months ended September 30, 2010, options to purchase 1,278,427 shares of common stock were exercised and the cash proceeds from the option exercises totaled approximately $577,000.  Included as other receivables on the balance sheet as of September 30, 2010 was an additional $13,475 of exercise price, which was not paid as of the balance sheet date.  These funds were received on October 19, 2010.

Warrants – Non-Employees

At September 30, 2010 and December 31, 2009 there were outstanding warrants to purchase approximately 1.0 million shares of common stock, which were either (i) issued in connection with the August 2006 financing, or (ii) issued to outside consultants.  The exercise price of the warrants ranges from $9.15 to $12.00.

6.           SIGNIFICANT CUSTOMERS

Approximately 99% and 100% of revenues for the three-month periods ended September 30, 2010 and 2009 are generated from either the U.S. Government or contractors to the U.S. Government.  Approximately 99% and 96% of revenues for the nine month periods ended September 30, 2010 and 2009 are generated from either the U.S. Government or contractors to the U.S. Government.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

7.           NET LOSS PER SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net income (loss) per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the nine months ended September 30, 2010 and 2009, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Nine Months Ended September 30,
	2010	2009

Options to purchase common shares	4,245,255	4,842,132
Warrants to purchase common shares	1,024,939	1,024,939
Unvested restricted stock units	-	127,508
Convertible preferred stock	107,172	135,572

Total potentially dilutive securities	5,377,366	6,130,151

8.          DIVIDENDS

As of September 30, 2010, we had 107,172 shares of our 6.5% Series A Convertible Preferred Stock outstanding.  A dividend was declared and paid in common stock on November 1, 2010 to the holders of record as of October 15, 2010.

Dividends on Preferred Stock are accrued when the amount and kind of the dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock, at the discretion of the company.

In September, 27,400 shares of Series A Convertible Preferred Stock were converted by the holder(s) into 57,083 shares of common stock pursuant to the terms of the Series A Convertible Preferred Stock.

9.          COMMITMENTS AND CONTINGENCIES

LITIGATION

On February 1, 2010, NewOak Capital Markets, LLC, formerly known as J. Giordano Securities, LLC, the placement agent for our October 2005 private placement of preferred stock, commenced an arbitration proceeding against us with Financial Industry Regulatory Authority (“FINRA”).  NewOak alleges that we made material misrepresentations between May 2005 and May 10, 2006 concerning the status of our products.

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
September 30, 2010
(Unaudited)

We filed a petition in the Supreme Court of the State of New York, New York County to stay the arbitration on the ground that the claims are not subject to arbitration.  NewOak removed the proceeding to the United States District Court, Southern District of New York, and filed a motion to compel arbitration.

United States Magistrate Judge Gabriel Gorenstein issued a Report and Recommendation dated October 5, 2010 that NewOak’s motion to compel arbitration should be denied.  NewOak has filed an objection to the Magistrate Judge’s Report.

In the event NewOak continues to pursue its claim, we intend to defend ourselves vigorously in any legal proceeding, and believe we have substantial defenses to the claims.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws.  Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", “would”, “could”, “should”, "expect", "project", "anticipate", “estimates", “”possible”, "plan", "strategy", "target", "prospect" or "continue" and other similar terms and phrases.  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A.  (Risk Factors) of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the period ended March 31, 2010.  In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

During the third quarter of 2010, we continued to support our US Marine Corps (“USMC”) customers’ CIED requirements.  This has involved supporting extended field operations overseas, the production of additional subsystems and spare parts, training of new operators and support of additional military units.  We continue to work with the Marine Corps Systems Command on developing a smaller version of the technology for installation on other military platforms and vehicles, and upgrading the engineering documentation of the system.  This work is being performed under the $10.4 million contract modification received in January of 2010.  In August 2010, we entered into a strategic teaming agreement with L-3 Interstate Electronics Corporation (“L-3 IEC”) for pursuit of additional CIED contracts.  This agreement allows us to focus on technology development, the development of high voltage systems, systems integration and testing and field support for our customers.  L-3 IEC will provide expertise in electronics design and manufacturing, systems engineering, and configuration management.  We believe that this agreement positions us well as we expand our CIED product line.  Discussions with other large defense contractors in developing teaming arrangements to support other strategic pursuits are continuing.  We expect that utilizing the resources and capabilities of established Department of Defense (“DoD”) contractors will allow us to focus on the technology development within our core capabilities.  Organizations we have identified have experience and a sound track record in delivering fully qualified military systems and the associated documentation and certifications to DoD customers.

During the third quarter of 2010, we continued the development and advancement of our LGE technology by working with our customer, the U.S. Army’s Research, Development and Engineering Command, who provided a $1.8 million increase in funding in June to our existing Army contract.  This brings the total contract value to $4.9 million.  Additionally, we completed a 300kV Electron Beam Gun system for a major chemical manufacturer, utilizing our Nested High Voltage Generator technology.  We are awaiting customer final acceptance of this unit at their facility.  We continue to pursue contracts with several commercial and government customers in the areas of high voltage and ultrashort pulse lasers.

In October, we hired a Vice President of Business Development whose office is based in the Washington, DC area, as the majority of revenue presently is the result of US Government contracts.  We believe this will allow us to better serve our existing Government customers, and develop new customers with a constant presence and focus in the geographic area in which substantially all of our Government customers and potential customers are located.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009:

	2010	2009
Revenue	$3,260,087	$1,877,865
Cost of revenue	2,986,640	1,777,840
General and administrative	412,496	1,348,446
Selling and marketing	135,013	132,386
Research and development	55,518	210,925
Other (expense) income:
Interest expense	(1,111)	-
Interest income	2,074	8,388

Net loss	$(328,617)	$(1,583,344)

REVENUE

Revenue increased by approximately $1.4 million to $3.3 million for the three months ended September 30, 2010 compared to $1.9 million for the three months ended September 30, 2009.  Revenue from the CIED product line increased by $1.8 million to $2.4 million as work continues on the $10.4 million contract modification received in January 2010.  Revenue from the High Voltage product line also increased by $17,000 to $27,000.  LGE product line revenue decreased by $272,000 to $866,000, and Ultrashort Pulse Laser product line had no revenue, a decrease of $116,000.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue increased by approximately $1.2 million to $3.0 million for the three months ended September 30, 2010, compared to $1.8 million for the three months ended September 30, 2009.  The increase in cost of revenue is tied to the increase in sales revenue of 74% and to inventory adjustments of $49,000 that occurred in 2009.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by approximately $936,000 to $413,000 for the three months ended September 30, 2010 compared to $1.35 million for the three months ended September 30, 2009.  The change was the result of decreases in salaries, wages and benefits of approximately $110,000 due to our staff reductions which took place in 2009; non-cash compensation costs of approximately $99,000; supplies and building related expenses of $39,000 due to the consolidation of our facilities, which reduced overall operational costs in 2010; and depreciation and amortization expense of $20,000.  Applied labor, overhead and material handling costs allocated to cost of revenue increased by approximately $419,000, further reducing general and administrative expenses.  In addition, there was a reduction in legal costs of approximately $243,000 due to the settlement of class action and derivative lawsuits in 2009.

SELLING AND MARKETING

Selling and marketing expenses were $135,000 for the three months ended September 30, 2010 compared to $132,000 for the three months ended September 30, 2009.  Business development activities associated with the new Laser and High voltage product lines increased by $57,000 as we continue to focus on entering new markets for these products and grow our non-government market revenue.  Offsetting the increase in business development are reductions in general marketing expenses and reduced tradeshow participation expenses of approximately $54,000.

RESEARCH AND DEVELOPMENT

Internal research and development expenses decreased by approximately $156,000 to $55,000 during the three months ended September 30, 2010 compared to $211,000 for the three months ended September 30, 2009.  Our internal research and development costs involve experimentation, design, development and enhancement of proprietary technologies and new products.  The decrease in internal research and development expense is primarily due to the deployment of key technical personnel to fulfilling current contracts.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the three months ended September 30, 2010 was lower by approximately $6,000 as compared to the three months ended September 30, 2009 primarily due to the lower balance of invested funds.

NET LOSS

Our operations for the three months ended September 30, 2010 resulted in a net loss of approximately $329,000, an improvement of approximately $1.3 million compared to the $1.6 million loss for the three months ended September 30, 2009.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009:

	2010	2009
Revenue	$9,734,797	$6,195,404
Cost of revenue	9,150,009	5,810,602
General and administrative	2,015,082	6,609,231
Selling and marketing	439,366	561,410
Research and development	92,038	1,051,572
Other (expense) income:
Interest expense	(4,446)	(19)
Interest income	6,646	56,222

Net loss	$(1,959,498)	$(7,781,208)

REVENUE

Revenue increased by approximately $3.5 million to $9.7 million for the nine months ended September 30, 2010 compared to $6.2 million for the nine months ended September 30, 2009.  Revenue from the CIED product line increased by $4.6 million to $6.6 million and the Ultrashort Pulse Laser product line revenue increased by approximately $550,000 to $665,000.  Offsetting these increases were the decreases in revenue from the LGE product line of approximately $1.5 million and the High Voltage line of approximately $61,000.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue increased approximately $3.3 million to $9.1 million for the nine months ended September 30, 2010, compared to $5.8 million for the nine months ended September 30, 2009.  The increase in cost of revenue is tied to the increase in sales revenue of 57% and to provisions for losses on current contracts of approximately $51,000; which are tied to the High Voltage and Laser product lines.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by approximately $4.6 million to $2.0 million for the nine months ended September 30, 2010 compared to $6.6 million for the nine months ended September 30, 2009.  The improvement was the result of decreases in salaries, wages, benefits and temporary help of approximately $1.4 million due to our downsizing efforts which took place in 2009; non-cash compensation costs of approximately $533,000; supplies and building related expenses of $316,000 due to the consolidation of our facilities which reduced overall operations costs in 2010; professional services of $202,000; depreciation and amortization expense of $193,000; and travel related expenses of $47,000.  Applied labor, overhead and material handling costs allocated to cost of revenue increased by $605,000, further reducing general and administrative expense.  In addition, there was a reduction in legal costs of approximately $1.2 million from the settlement of the class action and derivative lawsuits that occurred in 2009 and asset disposals of $93,000 for leasehold improvements made to our former St. Louis facility in 2009.

SELLING AND MARKETING

Selling and marketing expenses decreased by approximately $122,000 to $439,000 for the nine months ended September 30, 2010 compared to $561,000 for the nine months ended September 30, 2009.  The decrease is related to reductions in general marketing expenses and reduced tradeshow participation expenses of $83,000 and to reductions in business development activities of $39,000.  During 2010 we continue to focus our business development activities on our Laser and High voltage product lines to grow our non-government market revenue.

RESEARCH AND DEVELOPMENT

Internal research and development expenses decreased by approximately $960,000 to $92,000 during the nine months ended September 30, 2010 as compared to $1.1 million for the nine months ended September 30, 2009.  Our internal research and development costs involve experimentation, design, development and enhancement of proprietary technologies and new products.  The decrease in internal research and development expense is primarily due to deployment of key technical personnel to fulfill current contracts.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the nine months ended September 30, 2010 was lower by approximately $50,000 as compared to the nine months ended September 30, 2009 primarily due to the lower balance of invested funds.

NET LOSS

Our operations for the nine months ended September 30, 2010 resulted in a net loss of approximately $2.0 million, an improvement of approximately $5.8 million compared to the $7.8 million loss for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had approximately $9.1 million of cash and cash equivalents.  Our cash position increased by $179,000 for the three months ended September 30, 2010, while the total cash decreased for the first nine months of 2010 by approximately $497,000.  During the first nine months of 2010, we used $1.2 million of cash in operating activities, which was primarily comprised of our net loss of $2.0 million, and increases in accounts receivables and inventory of approximately $1.2 million.  Partially offsetting these amounts were non-cash compensation expense of $814,000, an increase in accounts payable and accrued expenses of $685,000, a decrease in prepaid expenses of $127,000, and depreciation and amortization of approximately $306,000.  Additionally, investing activities provided approximately $160,000, and financing activities provided approximately $577,000 in proceeds from employee option exercises.

We anticipate that short-term and long-term funding needs will be provided by existing cash and cash equivalents and the cash flows from servicing our government contracts.  We believe that we have sufficient working capital to fulfill existing contracts and expected contracts for at least the next twelve months.  Government contracts, which currently represent a major portion of our current activity, are on a cost plus fixed fee basis.  This means all work performed is done at our Government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit. These costs are accrued as incurred and billed monthly.

BACKLOG OF ORDERS

At September 30, 2010, we had a backlog (workload remaining on signed contracts) of approximately $6.4 million, to be completed within the next twelve months.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended September 30, 2010, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September, 27,400 shares of Series A Convertible Preferred Stock were converted by the holder(s) into 57,083 shares of common stock pursuant to the original conversion terms of the Series A Convertible Preferred Stock.

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

Date:  November 8, 2010