Form 10-K
period 2010-12-31
APPLIED ENERGETICS, INC.
filed 2011-03-14
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2010 (the last day of the registrant’s most recently completed second quarter) was approximately $86,947,000.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 10, 2011 was 91,071,778.

APPLIED ENERGETICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

PART I
ITEM 1. BUSINESS

Cautionary Note Concerning Forward-Looking Statements

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "project", "anticipate", “estimates", "plans", "strategy", "target", "prospects" or "continue", and words of similar meaning.  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements.  This Form 10-K contains important information as to risk factors under Item 1A.  In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

General

Applied Energetics, Inc. (“company”, “Applied Energetics”, “we”, “our” or “us”) was founded on the premise that an entrepreneurial approach to technology development would accelerate the advancement of Laser Guided Energy (“LGE”) to solve critical needs in the Directed Energy Weapon arena.  We have developed an effective and robust counter Improvised Explosive Device (“counter-IED” or “CIED”) technology as a result of the work done on LGE.  As LGE and our counter-IED systems have matured, we have created unique expertise and competitive advantages in, USP lasers, solid state high voltage systems, and charged particle acceleration systems. As a technology leader in these fields, we work with our customers to advance the performance of our systems to meet their needs.

Applied Energetics, Inc is a corporation organized and existing under the laws of the State of Delaware.  Our executive office is located at 3590 East Columbia Street, Tucson, Arizona, 85714 and our telephone number is (520) 628-7415.

LGE and LIPC® Technologies

Applied Energetics is a developer of LGE and Laser Induced Plasma Channel (LIPC®) technologies.  These revolutionary technologies can precisely deliver high voltage electrical charges by using a laser to create a conductive path in the atmosphere.  We are developing applications that can deliver tailored weapon and countermeasure effects to targets with laser accuracy, and with precise targeting. This technology has been in development since our inception in 2002, and we have protected what we believe to be the enabling intellectual property through U.S. Patent filings.  LGE development has been funded through multiple Department of Defense (“DoD”) contracts in support of U.S. Navy, Army, Air Force, and the Office of Secretary of Defense programs, as well as through internally funded research initiatives.

During 2010, we continued the development and advancement of our LGE technology by working with our customer, the U. S. Army’s Research, Development and Engineering Command, who provided a $1.8 million increase in funding in June 2010 to our existing Army contract.  This brings the total funded value to $4.9 million to date.

Counter-IED Technologies

Working with the USMC, we have developed and delivered a system that demonstrates significant capability in countering IEDs, a major threat to military operations throughout the world.  Technical and field results of such CIED technologies are highly sensitive or classified.  The first version of this technology completed an Operational Assessment in March 2010, and has been extended on overseas operations at the request of the Marine Corps Field Commander.  We have provided overseas field support since May 2009.  We have recently completed a newer version of the technology that is more compact and suitable for integration on a variety of other military platforms.  We continue to work actively with our customers to seek to field these innovative CIED technologies, and to develop variations that will meet their current and future mission needs.

Our CIED revenue was derived from work being performed under the $10.4 million contract modification received in January 2010.  The contract increase involved the continuation of further Operational Assessment of the technology, developing additional systems, providing training and field support for systems, developing a smaller version of the technology for installation on other vehicle platforms, and developing the technical data package for the newer version of the system.

In August 2010, we entered into a strategic teaming agreement with L-3 Interstate Electronics Corporation (“L-3 IEC”) to pursue additional CIED contracts.  This agreement allows us to focus on technology development, the development of high voltage systems, systems integration and testing and field support for our customers.  L-3 IEC provides expertise in electronics design and manufacturing, systems engineering, and configuration management.  We believe that this agreement positions us well as we expand our CIED product line.  During 2010, L-3 IEC, as our subcontractor, has provided field services and support, and assisted with technical documentation.  Discussions with other large defense contractors in developing teaming arrangements to support other strategic pursuits are continuing.  We expect that utilizing the resources and capabilities of established Department of Defense (“DoD”) contractors will allow us to focus on the technology development within our core capabilities.  Organizations we have identified have experience and a sound track record in delivering military systems with associated documentation and certifications to DoD customers.  It is expected that Applied Energetics would maintain the position of prime contractor for these future production contracts, with the other organizations acting as subcontractors within their areas of expertise.

High-Voltage Technologies

Since the company’s inception, we have acquired and developed unique high-voltage capabilities (“HV”).  Operating within the company is a group of scientists, engineers and technicians focused on providing high-voltage solutions for semiconductor, aerospace, chemical processing, and other military and commercial activities.  Opportunities currently in process or under development include advanced electron-beam technologies, nested high-voltage generators and other unique power solutions for use in a wide range of commercial and military applications.  We believe our electron beam technologies are more compact than competitive technologies and offer customers a capable solution for applications that require less space for implementation.

During 2010, we delivered a 300kV Electron Beam Gun system utilizing our Nested High Voltage Generator technology to a major chemical manufacturer.  We continue to focus our efforts on this new technology and to developing the next generation of these products as we believe that there is potential growth in this market.

Laser Technologies

The company designs and builds solid state lasers for military and commercial applications.  The company has the expertise to build uniquely capable, compact and rugged USP lasers and is in the process of developing laser systems for military and commercial customers.  We believe our USP laser technology offers higher energy and average power than available from other companies which we believe will enable a range of industrial processing applications.

During 2010, we delivered our first USP laser system to our U.S. Navy customer in June, which is a significant achievement for this new business initiative.  This demonstration system was designed to explore USP laser effects and determine requirements for potential deployment of USP lasers on a military aircraft.

Patents and Proprietary Information

Since our inception, we have pursued the development of a range of core intellectual property objectives using internal investment, and have aggressively pursued patents on such technology.  The objective of this approach has been to establish a sole source role for us in customer-funded technology and product development contracts, as well as to build and protect the value of the intellectual property that we create, seeking to establish a preferred competitive position in the commercial marketplace.  Our patent applications, in tandem with our significant proprietary knowledge, may be used as justification for sole source contracts in accordance with Federal Acquisition Regulations, and thereby may improve our competitive position. Presently, nine U.S. Patents have been issued and twenty-nine U.S. patent applications are pending.  We currently have U.S. Government initiated “national security related” secrecy orders for twelve of the twenty-nine pending patent applications.  The U.S. Patent and Trademark Office imposes secrecy orders when disclosure of an invention by publication of a patent would be detrimental to the United States’ national security.  These patents are treated as under review unless and until they are declassified, at which time patents may be issued, with enforcement based on the original filing date. We have thus far received notice that ten of these patent applications under secrecy order have been found patentable by the U.S. Patent Office.  We have recently been notified that the secrecy orders related to two of our CIED patents has been rescinded. We expect that these patents will be publicly issued in the near future.  Applied Energetics patents and patent applications relate to our core LIPC technology, CIED offerings, and other technologies related to LGE, laser and high voltage applications.

Customer Dependency

Revenue is derived from contracts with Government agencies or contractors to the Government representing approximately 97%, 97% and 87%, of total revenue for 2010, 2009 and 2008, respectively. The loss of any of these customers would have a material adverse effect on Applied Energetics. All contracts are subject to renegotiation of profits or termination at the election of the Government. When we refer to “Government” we mean the U.S. Government and its agencies.  In the third quarter of 2009, we initiated a new strategic plan.  The objective of this effort was to identify the areas in which our core strengths could be developed to increase our business across new applications in the military, government and commercial sectors.  The goals for the strategic plan included increasing revenues, achieving positive cash flow, profitability, development of new products and markets, diversifying our customer base and controlling costs to improve margins.  In October 2010, we hired a Vice President of Business Development, whose office is based in the Washington, DC area to lead our business development efforts, to better serve our existing Government customers and to aggressively pursue new commercial and Government customers.

Competition

Currently, substantially all of our activity and revenue is generated through contracts with agencies of the Government focused on military and national security applications.  We have successfully developed, demonstrated, and advanced innovative directed-energy technologies.  We believe that we are the only company in the United States that is providing the Government access to these unique technologies.  However, we face competition from other domestic companies within the defense industry and other companies with differing technologies that seek to provide similar benefits or address similar missions as our technologies.  Additionally, foreign countries and companies may be developing technologies that may compete with our technologies.

Research and Development

We fund our research and development primarily through internal investment and we diligently attempt to retain the sole ownership of all of the key intellectual property.  We believe control of the core intellectual property we have developed is necessarily critical to our advancement of the LIPC, CIED, USP laser and HV technologies.

Our research and development expense for 2010, 2009 and 2008 was $161,280, $1,182,652, and $1,372,396, respectively.  Our investment in internally funded research decreased during 2010 as we focused on delivering prototypes of our USP Lasers and Nested High Voltage Generators developed in the previous years.  We expect our research and development efforts to be focused on advancing the technologies we have developed towards commercialization and developing innovative technologies that address and demonstrate emerging market needs.

Backlog of Orders

At December 31, 2010, 2009 and 2008, respectively, we had a backlog (i.e. work load remaining on signed contracts) of approximately $3.3 million, $3.4 million, and $4.6 million, respectively, to be completed within the twelve months following those dates.  As of February 28, 2011, our backlog was approximately $1.4 million.

Employees

As of December 31, 2010, we had 54 full time employees, and 3 temporary employees.  The breakdown of the employees is as follows:  three in executive management, three in sales, marketing and business development, seven scientists, twenty-seven in technical and engineering, seven in manufacturing support and ten in administrative functions including accounting, human resources and information technology.

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

The cash proceeds received from our 2005 and 2006 equity financings have satisfactorily funded our operating losses, our research and development program and the launch of our new products, working capital requirements, and strategic initiatives.

The development, enhancement and modification of technologies and products requires the commitment of substantial resources to conduct the time consuming research and development, field training and regulatory activities necessary to bring any potential technology or product to market and to establish production, marketing and sales capabilities. Our ability to fund our technologies and products, research and development, working capital and capital expenditures will depend on our future operating performance, which will be affected by factors discussed elsewhere in this filing and in the other reports we file with the SEC, including, without limitation, economic conditions and financial, business, regulatory, political, market and other factors, many of which are beyond our control.  In the event that our operating performance and cash and cash equivalents are not sufficient to satisfy our research and development efforts and working capital, we will be required to seek to raise additional equity or debt financings in order to sustain our current level of operations.  We cannot assure you that any such financing will be available on affordable terms, or at all, if needed.

Additionally, current economic conditions and uncertainty of future levels of defense spending may inhibit our ability to obtain future funding from Government sources or from public capital sources consistent with our prior history.

The timing and magnitude of Government funding and orders for our CIED systems or products cannot be predicted.

We expect that we will be dependent upon sales of our CIED system products for a substantial portion of our revenue in the near future. We are hopeful that we will continue to receive funding to advance our technologies, however, the Government’s course of action will not be fully known until orders for product are actually issued to us.  Because Government agencies have been the dominant revenue source historically and many of these agencies continue to be identified as the intended customers for our various future products, it is uncertain whether we will enter into new or continue with existing development or production contracts and, if we do, what the timing or magnitude of such orders will be.  In addition, if the Government were to reduce our forces in Afghanistan or change the nature of the military’s mission in Afghanistan, the urgent need for our CIED systems would be greatly reduced.

The receipt of future Government funding is uncertain and may be reduced or eliminated at any time, particularly if our LIPC technology does not meet certain milestones.

We rely on Government funding for LIPC and LGE development through funding provided in the federal Government budget and contracts with various Government agencies. Due to federal budgetary constraints, we cannot provide assurance that any continued Government funding will be made available, or that we will be able to enter into any agreements with Government customers for the further development of LIPC and LGE.  We expect that additional funding for LIPC and LGE will be subject to our technology meeting certain Government established milestones. We have in the past missed some Government established milestones and schedule deadlines, and may do so again in the future. If our LIPC and LGE technology does not meet Government established milestones, due to our performance or outside environmental or physics constraints, additional Government funding may be reduced or eliminated.  If additional Government funding for LIPC and LGE is reduced or is not forthcoming, in the absence of additional funding, our future LIPC and LGE technology development efforts could be terminated and our revenues would be adversely affected.

Our future success will depend on our ability to develop and commercialize technologies and applications that address the needs of our markets.

Both our defense and commercial markets are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

•	identify emerging technological trends in our target markets;
•	develop and maintain competitive products;
•	enhance our products by improving performance and adding innovative features that differentiate our products from those of our competitors;
•	develop and manufacture and bring products to market quickly at cost-effective prices;
•	obtain commercial scale production orders from our Government and other customers;
•	meet scheduled timetables and enter into suitable arrangements for the development, certification and delivery of new products;
•	enter into suitable arrangements for volume production of mature products.

We believe that, in order to remain competitive in the future, we will need to continue to develop and commercialize technologies and products, which will require the investment of financial and engineering resources.  The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development and commercialization of new technologies, products, and systems using our technologies.  Due to the design complexity of our products, we may in the future experience delays in completing development and introduction on a commercial scale of new products. Any delays could result in increased costs of development, deflect resources from other projects or incur loss of contracts.

In addition, there can be no assurance that the market for our technologies and products will develop or continue to expand as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenue and harm our business.  Furthermore, we cannot be sure that our competitors will not develop competing or differing technologies which gain market acceptance in advance of our products. The possibility that our competitors might develop new technology or products might cause our existing technology and products to become obsolete or create significant price competition.  If we fail in our new product development and commercialization efforts or our products fail to achieve market acceptance more rapidly than our competitors, our revenue will decline and our business, financial condition and results of operations will be negatively affected.

We depend on Government customers for substantially all of our revenue and changes in government spending could significantly impact our sales and profitability.

Approximately 97%, 97% and 87%, of our net revenue for the years ended December 31, 2010, 2009 and 2008, respectively, were from the U.S. Government and Government contractors.  U.S. defense spending historically has been cyclical.  Though it is not clear that future defense spending will be equally cyclical, defense budgets rise when perceived threats to national security increase the level of concern over the country’s safety.  At other times, spending on the military can decrease.  Although defense spending in the United States has increased in recent years, further increases may not continue and any proposed budget or supplemental budget request may not be approved.  Competing demands for federal funds can put pressure on all areas of spending, which could impact the defense budget.

At the date of this report, Congress has not yet passed a baseline fiscal year 2011 defense budget, nor has it acted on the fiscal year 2012 defense budget submitted by the President.  As a result, the Government is currently operating under a Continuing Resolution (“CR”) that funds programs and services at fiscal year 2010 levels.  The CR is set to expire on March 18, 2011, after which Congress will either pass a new appropriations bill or extend the CR.  The latter case would likely fund programs at fiscal year 2010 levels, prevent the DoD from starting new programs, and would affect the contract funding of LIPC and LGE, and potentially delay new awards.  Failure by Congress to pass a dedicated 2011 defense spending bill is expected to result in significant cuts to the government’s research and development, and science and technology budgets to fund high priority projects, which could further jeopardize funding of our programs.  We anticipate continued spirited debate over defense spending in 2011 as part of a larger dialog around the potential reductions in government spending.  Budget decisions made in this environment could have immediate and long-term consequences for our company and the entire defense industry.

A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated.  Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to sustain and grow future sales and become profitable.

A reduction in the quality of our relationship with the Government and defense agencies and/or a shift in Government funding could have severe consequences on our prospects and financial condition.

Any significant disruption or deterioration of our relationship with the Government or important agencies thereof could significantly reduce our revenue. Our Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. The development of our business will depend upon the continued willingness of the U.S. Government agencies to fund existing and new defense programs and, in particular, to continue to purchase our products and services.  The Department of Defense may not continue to focus its spending on technologies or missions relevant to our technologies and products.

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

Our Government contracts are important because our contracts are typically for fixed terms which vary from shorter than one year to multi-year, particularly for contracts with options.  The typical term of our contracts with the U.S. Government is between one and two years.  During the year ended December 31, 2010, we derived approximately 69% of our revenues from supporting our USMC customer’s CIED requirements.  The loss of revenue from our possible failure to obtain new contracts and renewals or follow-on contracts may be significant because our Government contracts account for a substantial portion of our revenue.

Our products may fail to perform satisfactorily in tests or field operations and even if our products perform satisfactorily, we may experience unanticipated delays in obtaining contracts, and may not obtain commercial scale production orders.

Our Government customers typically test our products at various stages of development and through Operational Assessments. Our success will ultimately depend upon our products meeting performance criteria established by our customers.  Failure of a product to perform satisfactorily in a field test or during operations could result in delay of product development, delay in production contracts, cost overruns, or termination of the contract, or our inability to obtain commercial scale production orders, any of which could materially affect the development and manufacturing of such product and our prospects, revenue and financial condition.

We may not be able to meet the volume or production demands for our CIED system products, if we receive production orders.

We intend to outsource certain manufacturing processes if our customers order a significant number of our CIED products.  We are uncertain that we will be able to find sufficient outsource facilities to meet the customer’s demands for our CIED products on a timely basis or at all.  We are also pursuing further teaming agreements and other formal arrangements with major defense contractors who have the facilities, resources and experience to support a sudden increase in demand for our CIED products.  Failure to meet volume and production demands for any order we receive could result in the customer(s) seeking other sources for producing this product, and could limit the size of an order placed with us, or cause the customer(s) to choose not to place any orders with us.

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

Backlog represents products or services that our customers have committed by contract to purchase from us.  Our total funded backlog as of December 31, 2010 was approximately $3.3 million.  Backlog is subject to fluctuations and is not necessarily indicative of future revenue. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce backlog and, consequently, future revenue. Our failure to replace cancelled or reduced backlog could result in lower future revenue.

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

Our growth is subject to a number of economic risks.

Our business can be adversely affected by decreases in the general level of economic activity, such as decreases in defense spending, financial strength of customers and government procurement.  We are unable to predict the duration and severity of disruptions in financial markets and the adverse economic conditions that might occur and the effect such events might have on our business.

The unpredictability of our results may harm the trading price of our securities, or contribute to volatility.

Our operating results may vary significantly over time for a variety of reasons, many of which are outside of our control, and any of which may harm our business. The value of our securities may fluctuate as a result of considerations that are difficult to forecast, such as:

•	the size and timing of contract receipt and funding; changes in Government policies and Government budgetary policies;
•	termination or expiration of a key Government contract;
•	our ability and the ability of our key suppliers to respond to changes in customer orders;
•	timing of our new product introductions and the new product introductions of our competitors;
•	adoption of new technologies and industry standards;
•	competitive factors, including pricing, availability and demand for competing products, and fluctuations in foreign currency exchange rates;
•	conditions in the capital markets and the availability of project financing;
•	the ability to hire and retain key scientists and executives and/or appropriately trained and experienced staff;
•	regulatory developments;
•	general economic conditions;
•	changes in the mix of our products;
•	cost and availability of components and subsystems;
•	price erosion.

If we fail to maintain compliance with applicable NASDAQ Rules and our stock is de-listed from the NASDAQ Stock Market, it may become subject to Penny Stock Regulations and there will be less interest for our stock in the market.

On December 14, 2010, we received notice that we were not in compliance with Marketplace Rule 5450(a)(2), which requires a minimum $1.00 closing bid price for common stock.  The company’s common stock closing bid had dropped below, and remained below this required threshold.  As of the date of this report, our common stock bid price remains below $1.00.  If the closing bid price of our common stock does not meet or exceed $1.00 per share for at least ten consecutive business days, we may be de-listed from the NASDAQ stock market in the future.  Any such delisting could adversely affect the liquidity or market pricing of our stock.

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

As of March 10, 2011, we had outstanding approximately 91 million shares of common stock. A substantial portion of our shares are currently freely trading without restriction under the Securities Act of 1933, having been held by their holders for over one year and are eligible for sale under Rule 144(k) of the Securities Act.  Our outstanding Series A Preferred Stock is convertible into an aggregate of 223,276 shares of common stock. There are also currently outstanding restricted stock, restricted stock units, options and warrants to purchase approximately 5.2 million shares of our common stock. To the extent any of our options or warrants are exercised or the shares of Series A Preferred Stock are converted, the percentage ownership of holders of our common stock will be diluted and our stock price could be further adversely affected. The shares of common stock underlying the Series A Preferred Stock and outstanding restricted stock, restricted stock units, options and warrants have been registered for resale by the holders thereof or are eligible for sale under Rule 144.  As the underlying shares are sold, the market price could drop significantly if the holders of these restricted shares sell them or if the market perceives that the holders intend to sell these shares.

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

Our aggregate rent expense, including common area maintenance costs, was approximately $123,000, $390,000 and $457,000 for 2010, 2009 and 2008, respectively.

We believe our facilities are adequate for our current planned operations.

See Note 12 to our 2010 Consolidated Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2010.

ITEM 3. LEGAL PROCEEDINGS

Except as described in Notes 12 to the Consolidated Financial Statements, which is incorporated herein by reference, as of December 31, 2010, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Performance Graph

Company/Market/Peer Group	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Applied Energetics, Inc	$100.00	$40.55	$28.29	$3.17	$3.46	$8.42
NASDAQ Market Index	$100.00	$102.20	$112.97	$67.75	$98.46	$116.20
SIC Code Index	$100.00	$135.39	$177.99	$105.49	$125.10	$122.97

Market price per share

Our common stock is currently listed on the NASDAQ Global Market, trading under the symbol “AERG.” The following table sets forth information as to the price range of our common stock for the period January 1, 2009 through December 31, 2010. No dividends on common stock were declared for these periods.

Quarterly Periods	High	Low
2009
First	$0.43	$0.16
Second	0.69	0.22
Third	0.60	0.33
Fourth	0.54	0.25
2010
First	0.85	0.33
Second	1.80	0.75
Third	1.44	0.98
Fourth	1.25	0.14

Holders of Record

As of March 10, 2011, there were approximately 633 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

There were no unregistered sales of securities in 2010.

Dividends

We have never paid cash dividends on our common stock and do not expect to do so in the foreseeable future.  Instead, we intend to retain any earnings to support our operations and the growth of our business.

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at our discretion. We paid dividends on our 6.5% Series A Convertible Preferred Stock in May, August and November 2010 and February 2011.  In 2010, 1,000 shares of common stock were exchanged for 10,000 shares of preferred stock.  Such exchange was determined to be an induced conversion and, as such required $11,500 to be reported as a special dividend.   In 2008, 5,151,000 shares of common stock were exchanged for 515,100 shares of preferred stock.  Such exchange was determined to be an induced conversion and, as such, required $3.3 million to be reported as a special dividend.

Equity Compensation Plan Information

See Item 12.

In 2010, the company purchased 146,413 shares of common stock from the Board of Directors to satisfy withholding tax requirements or to satisfy payment of the option exercise price.  Such purchases in the form of a net issuance occurred as follows:

Issuer Purchases of Equity Securities

Period	(a) Total number of Shares (or Units) Surrendered	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Mar. 2010	115,000	$0.60	115,000	Undetermined
Nov. 2010	14,368	$0.87	14,368	Undetermined
Dec. 2010	17,045	$0.88	17,045	Undetermined

ITEM 6.  SELECTED FINANCIAL DATA

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

Following is a summary of Applied Energetics’ selected financial data for the years ended and as of December 31, 2010, 2009, 2008, 2007, and 2006:

Consolidated Statements of Operations Data:

	Years Ended December 31,
	2010	2009	2008	2007	2006
Revenue	$13,089,136	$7,459,808	$16,614,211	$12,403,628	$10,029,755

Net loss	$(2,932,793)	$(9,436,295)	$(8,719,622)	$(13,663,772)	$(17,513,878)

Net loss attributable to common stockholders	$(3,151,492)	$(9,678,469)	$(12,927,341)	$(14,844,191)	$(18,714,354)

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.11)	$(0.16)	$(0.19)	$(0.25)

Consolidated Balance Sheet Data:

	As of December 31,
	2010	2009	2008	2007	2006
Total assets	$14,826,469	$15,261,376	$22,708,089	$29,466,870	$37,152,626

Total capital lease obligations	$-	$-	$2,028	$15,965	$77,510

Please refer to the Notes to the Financial Statements beginning on page F - 7 of this report for a more complete description of the numbers contained in the table above.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management discussion and analysis (“MD&A”) together with the risk factors set forth in Item 1A and with our audited Consolidated Financial Statements and Notes thereto included elsewhere herein.

Overview

Applied Energetics is a leader in the development and manufacture of applied energy systems for military and commercial applications.  Through our efforts in developing our core technology, LGE, we have gained expertise and proprietary knowledge in high performance USP lasers, high-voltage electronics, advanced dynamic optics and atmospheric and plasma interactions.  We apply these technologies to develop innovative solutions to urgent military requirements, including neutralizing improvised explosive devices (“IEDs”) and other high priority missions of U.S. and allied military forces.  We have developed an effective and robust counter-IED technology as a result of our research and development.  Additionally, we develop and manufacture high-voltage and USP laser products for government and commercial customers for a range of applications.

At the date of this report, Congress has not yet passed a baseline fiscal year 2011 defense budget, nor has it acted on the fiscal year 2012 defense budget submitted by the President.  As a result, the Government is currently operating under a Continuing Resolution (“CR”) that funds programs and services at fiscal year 2010 levels.  The CR is set to expire on March 18, 2011, after which Congress will either pass a new appropriations bill or extend the CR.  The latter case would likely fund programs at fiscal year 2010 levels, prevent the DoD from starting new programs, and would affect the contract funding of LIPC and LGE, and potentially delay new awards.  Failure by Congress to pass a dedicated 2011 defense spending bill is expected to result in significant cuts to the government’s research and development, and science and technology budgets to fund high priority projects, which could further jeopardize funding of our programs.  We anticipate continued spirited debate over defense spending in 2011 as part of a larger dialog around the potential reductions in government spending.  Budget decisions made in this environment could have immediate and long-term consequences for our company and the entire defense industry.

Counter-IED Technologies:

Working with the USMC, we have developed and delivered a system that demonstrates significant capability in countering IEDs, a major threat to military operations throughout the world.  Technical and field results of such CIED technologies are highly sensitive or classified.  The first version of this technology completed an Operational Assessment in March 2010, and has been extended on overseas operations at the request of the Marine Corps Field Commander.  We have provided overseas field support since May 2009.  We have recently completed a newer version of the technology that is more compact and suitable for integration on a variety of other military platforms.  We continue to work actively with our customers to field these innovative CIED technologies, and to develop variations that will meet their current and future mission needs.  Because Government agencies have been the dominant revenue source historically and many of these agencies continue to be identified as the intended customers for our various future products, it is uncertain whether we will enter into new or continue with existing development or production contracts and, if we do, what the timing or magnitude of such orders will be.  In addition, if the Government were to reduce our forces in Afghanistan or change the nature of the military’s mission in Afghanistan, the urgent need for our CIED systems would be greatly reduced.

LGE and LIPC® Technologies:

Applied Energetics is the developer of LGE and laser induced plasma channel (“LIPC®”) technologies. These revolutionary technologies can precisely deliver high voltage electrical charges by using a laser to create a conductive path in the atmosphere.  We are developing applications that can deliver tailored weapon and countermeasure effects to targets with laser accuracy, and with manageable effects to reduce the potential for inadvertent injury and minimize collateral damage.  This technology has been in development since our inception in 2002, and we have protected what we believe to be the enabling intellectual property through U.S. Patent filings.  LGE development has been funded through multiple Department of Defense contracts in support of U.S. Navy, Army, Air Force, and the Office of Secretary of Defense programs as well as through internally funded research initiatives.  Due to federal budgetary constraints, we cannot provide assurance that any continued Government funding will be made available, or that we will be able to enter into any agreements with Government customers for the further development of LIPC and LGE.

High-Voltage Technologies:

Since the company’s inception, it has acquired and developed unique high-voltage capabilities.  The company’s capabilities include a group focused on providing customized high-voltage solutions for semiconductor, aerospace, chemical processing, and other military and commercial activities. Opportunities currently in process or under development include advanced electron-beam technologies, nested high-voltage generators and other unique power solutions for a wide range of applications.  We believe our electron beam technologies are more compact than competitive technologies, and offer customers a capable solution that requires less space for implementation.

Laser Technologies

The company designs and builds solid state lasers for military and commercial applications.  The company has the expertise to build uniquely capable, compact and rugged USP lasers and is in the process of developing laser systems for commercial and military customers.  Our USP laser technology offers higher energy and average power than available from other companies, which we believe will enable a range of industrial processing applications.

Emerging Markets and Applications

During 2010, we updated our strategic plan, which outlines the transition of Applied Energetics from a high technology start up company to a mature organization that produces long term growth and value to our customers and shareholders.  Our key strategies involve leveraging our areas where we have created unique expertise and have competitive advantages. These include:

•	USP Laser System military and commercial market development
•	High Voltage and Pulsed Power System government and commercial market development
•	Enabling innovation and establishing new core competencies
•	Build on the success of our CIED technologies and system, which is an example of our ability to innovate, develop, field and support new technologies that meet critical customer needs
•	Balance tactical and strategic activities to be successful in both the near term and the future.

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

The asset caption “accounts receivable” includes costs and estimated earnings in excess of billings on uncompleted contracts, which represents revenue recognized in excess of amounts billed.  Such revenue is billable under the terms of the contracts at the end of the year, yet was not invoiced until January, 2011, and is generally expected to be collected within one year. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

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

Inventories

Inventories include material, direct labor and related manufacturing and administrative overhead and are stated at the lower-of-cost (determined on a weighted average basis) or market for raw materials and work-in-process inventory.  When actual contract cost and the estimate to complete exceed the estimated contract revenues, a loss provision is recorded.  Due to the nature of our inventory, we analyze inventory on an item-by-item basis compared to future usage and sales for obsolescence quarterly.

Share-Based Payments

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes-Merton option valuation model. We make the following assumptions relative to this model: (i) the annual dividend yield is zero as we do not pay dividends, (ii) the weighted-average expected life is based on a midpoint scenario, where the expected life is determined to be half of the time from grant to expiration, regardless of vesting, (iii) the risk free interest rate is based on the U.S. Treasury security rate for the expected life, and (iv) the volatility is based on the level of fluctuations in our historical share price for a period equal to the weighted-average expected life. We estimate forfeitures when recognizing compensation expense and adjust this estimate over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

Recoverability of Property and Equipment

We assess recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

We assess the recoverability of property and equipment by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows.  The amount of impairment, if any, is measured based on projected discounted future operating cash flows.  The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

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

Results of Operations

Our consolidated financial information for the years ending December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Revenue	$13,089,136	$7,459,808	$16,614,211
Cost of revenue	12,274,759	7,007,923	15,874,818
General and administrative	2,924,439	6,795,972	8,470,656
Settlement expenses	-	1,337,409	-
Selling and marketing	664,665	631,578	251,349
Research and development	161,280	1,182,652	1,372,396
Other (expense) income:
Interest expense	(5,374)	(1,131)	(2,099)
Interest income	8,588	60,562	637,475
Other income	-	-	10
Loss before provision for income taxes	(2,932,793)	(9,436,295)	(8,719,622)
Provision (benefit) for income taxes	-	-	-
Net loss	$(2,932,793)	$(9,436,295)	$(8,719,622)

Revenue

Revenue increased approximately $5.6 million to $13.0 million for the year ended December 31, 2010 compared to 2009.  Our CIED revenue increased by $6.7 million to $9.1 million in 2010 as we continued to support our USMC customer in developing additional systems, providing training and field support for systems, developing and documenting a smaller version of the technology for installation on other vehicles and platforms.  Approximately 69% of our revenues for the year ended December 31, 2010 were derived from supporting our USMC customer’s CIED requirements.  Our USP Laser revenue increased by $358,000 and our HV revenue increased by $120,000 for the year 2010 as we continued our pursuit of new opportunities in these markets.  LGE revenues decreased by $1.5 million to $3.0 million in 2010, largely due to reduced and delayed funding from our customers.

Revenue decreased approximately $9.2 million to $7.5 million for the year ended December 31, 2009 compared to 2008.  Our CIED revenue decreased by $4.7 million to $2.4 million in 2009 due to revenues being derived mostly from operational support and testing of our CIED systems compared to manufacturing of CIED systems and spares in 2008.  LGE revenues decreased by $2.8 million to $4.4 million in 2009 mostly attributable to ending of certain LGE contracts in the first half of 2009 and then increasing in the second half of 2009 with the announcement of two new contracts. High Voltage revenue decreased by $2.0 million in 2009 to $250,000 due to reduced hardware sales in the commercial markets.  Laser revenues, a new product line, increased by $300,000.

Cost of Revenue

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue increased by $5.3 million for the year ended December 31, 2010 compared to 2009.  The increase in cost of revenue is directly tied to the increase in sales activity, less loss provisions of approximately $84,000 relating to the High Voltage product line.

Cost of revenue for 2009 decreased by $8.9 million for the year ended December 31, 2009 compared to 2008.  The decrease in cost of revenue directly tied to the decrease in sales activity, and to a lower-of-cost-or-market inventory adjustment of $0.5 million and loss provisions of approximately $0.2 million that occurred in 2008. By product line, CIED costs decreased by approximately $4.9 million, LGE costs decreased by approximately $2.5 million, High Voltage costs decreased by $1.8 million, and were offset by an increase in Laser costs of approximately $0.3 million.

General and Administrative

General and administrative expenses decreased approximately $3.9 million for the year ended December 31, 2010 compared to 2009.  Salaries and wages decreased by approximately $1.3 million, non-cash compensation costs decreased by approximately $810,000, supplies and building related expenses decreased by approximately $405,000, depreciation expenses decreased by approximately $190,000, professional services decreased by approximately $168,000, and losses on disposal of assets reduced by approximately $155,00.  Additionally, we had an increase in applied labor, overhead and material handling costs allocated to cost of revenue of approximately $1.1 million.  The decreases in expenses were offset by legal expenses defending against the NewOak litigation which amounted to approximately $292,000, which is described below.

At December 31, 2010, there were approximately $8,000 of unrecognized compensation costs related to unvested restricted stock awards, and approximately $316,000 of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures. The costs for unvested stock options are expected to be recognized on a weighted-average basis over approximately one year.  The costs for restricted stock awards are expected to be recognized ratably over the period of performance, but no later than the expiration date of December 1, 2012.

General and administrative expenses decreased approximately $1.7 million for the year ended December 31, 2009 compared to 2008.  The decrease in general and administrative expenses was primarily driven by the decision to right size the company in terms of both employees and cost reduction initiatives based on a shortfall of revenue, which became evident in the second quarter of 2009.  Salaries and wages decreased by approximately $2.1 million, non-cash compensation costs decreased by approximately $1.9 million, supplies and building related expenses decreased by approximately $300,000, travel expenses decreased by approximately $280,000, relocation expenses decreased by approximately $312,000, depreciation expenses decreased by approximately $235,000 and professional services decreased by $141,000.  The decreases in expenses were offset by a decrease in applied labor, overhead and material handling costs allocated to cost of revenue of approximately $3.4 million and to asset disposals associated with leasehold improvement of approximately $153,000.

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

Pending Litigation

On or about January 14, 2010, we received notice that NewOak Capital Markets LLC ("NewOak"), formerly known as J. Giordano Securities, LLC, the placement agent for our October 2005 private placement of preferred stock, commenced an arbitration proceeding against us with Financial Industry Regulatory Authority ("FINRA").  NewOak alleges that we made material misrepresentations between May 2005 and May 10, 2006 concerning the status of our products.

We previously settled class action and derivative lawsuits relating to the alleged misrepresentations.  NewOak, however, opted out of the class action and alleges that the alleged misrepresentations constituted breaches of its agreement with us and that we breached warranties we made to NewOak in connection with the 2005 private placement.  NewOak seeks indemnification and recovery for alleged breach of contract, unjust enrichment, quantum meruit, fraudulent misrepresentation, tortuous interference with prospective economic relations and violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks an award of monetary damages in excess of $50,000,000, plus punitive damages and attorney’s fees and costs.

We filed a petition in the Supreme Court of New York, New York County to stay the arbitration on the ground that the claims are not subject to arbitration.  NewOak removed the proceeding to the United States District Court, Southern District of New York, and filed a motion to compel arbitration.

United States Magistrate Judge Gabriel Gorenstein issued a Report and Recommendation dated October 5, 2010 that NewOak's motion to compel arbitration should be denied.  NewOak filed an objection to the Magistrate Judge’s Report.  By order dated December 3, 2010, United States District Judge Richard Berman overruled the Magistrate Judge’s Recommendation and granted NewOak’s motion to compel arbitration.

We then filed a notice of appeal to the United States Court of Appeals, Second Circuit of the District Court’s order, and also filed a motion for a stay of the arbitration pending appeal.  The Second Circuit has granted an interim stay of the arbitration pending its decision on the motion for a stay, and, on March 10, 2011, granted a stay of the order compelling arbitration pending the appeal.  We have filed our appeal brief, and NewOak’s responsive brief was filed March 4, 2011.

In the event NewOak continues to pursue its claim, we intend to defend ourselves vigorously in any legal proceeding, and believe we have substantial defenses to the claims.

No accrual for loss has been established in connection with this pending litigation until such time a loss is likely to occur and a reasonable estimate of the loss or range of loss can be made.

Settlement Expenses

Litigation settlement expenses for 2009 were approximately $1.3 million.  This amount represents $1,119,105 for the market value of the 2,283,887 shares issued in settlement of the class action lawsuit filed by George Wood and Raymond Deedon, and the derivative action filed by John T. Johnasen settled on September 29, 2009.  We valued the shares based on the closing price of the shares on October 9, 2009, the date the shares were issued.  Additionally, we had legal expense of $143,072 not covered by insurance proceeds.

Also included in litigation settlement expenses are $50,000 in settlement of an arbitration demand filed by eScrub Systems Inc. and $25,233 in legal expenses incurred associated with this settlement.

Selling and Marketing

Selling and marketing expenses increased by approximately $33,000 for the year ended December 31, 2010 compared to 2009.  The increase was mostly due to increases in labor allocation and of approximately $118,000 associated with increased business development and bids and proposals activities.  The increases in labor expenses were offset by reduction in tradeshow participation and travel costs of approximately $84,000.

Selling and marketing expenses increased by approximately $380,000 for the year ended December 31, 2009 compared to 2008.  The increase was mostly due to increases in labor allocation and travel related to business development, and bids and proposals activities that enabled new contracts aggregating approximately $6.2 million for 2009, largely tied to LGE contracts.

Research and Development

Research and development expenses decreased approximately $1.0 million for the year ended December 31, 2010 compared to 2009.  The decrease in internal research and development expense is primarily due to the deployment of technical personnel to fulfilling current contracts.  During the second half of 2010, we initiated two key projects geared toward providing products from our USP Laser product line and to maturing our nested high voltage electron beam gun for commercialization.  Our internal research and development costs involve experimentation, design, development and enhancement of proprietary technologies and new products.

Research and development expenses decreased approximately $190,000 for the year ended December 31, 2009 compared to 2008.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense.  Net interest income for 2010 was lower by approximately $52,000 from 2009 primarily due to the lower balance of invested funds and to investments being held in cash and money markets.

Net interest income for 2009 was lower by approximately $577,000 from 2008 primarily due to the lower balance of invested funds and lower interest rates in 2009.

Net Loss

Our operations in 2010 resulted in a net loss of approximately $2.9 million, a decrease of approximately $6.5 million compared to the approximately $9.4 million net loss for 2009.  Our net loss attributable to common stockholders per common share – basic and diluted decreased from $0.11 per share to $0.04 per share, largely due to the reduction of net loss and to a slight increase in the number of shares outstanding in 2010.

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

Liquidity and Capital Resources

At December 31, 2010, we had approximately $9.0 million of cash and cash equivalents, a decrease of approximately $600,000. In 2010, we used approximately $1.4 million in operating activities.  During 2010, we received approximately $12.2 million in cash from customers, and paid approximately $8.3 million to our suppliers.  An additional $5.3 million was paid to, or on behalf of our employees.  The net cash outflow from operating activities is approximately $1.4 million.  Also in 2010, investing activities caused net cash inflow of approximately $158,000 and financing activities caused net cash inflow of approximately $623,000.

We anticipate that short-term and long-term funding needs will be provided from existing cash and cash equivalents, and by cash generated from operating activities.  We believe that we have sufficient working capital to fulfill existing contracts, expected contracts, and strategic initiatives for 2011.  The Government contracts, that presently represent a major portion of our current activity, are on a cost plus fixed fee basis. This means all work performed is done at our Government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit.  There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

Backlog

At December 31, 2010, 2009 and 2008, respectively, we had a backlog (i.e. work load remaining on signed contracts) of approximately $3.3 million, $3.4 million, and $4.6 million, respectively, to be completed within the twelve months following those dates.  As of February 28, 2011, our backlog was approximately $1.4 million.

Contractual Obligations:

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2010:

	Payment by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Operating leases	$99,462	$99,462	$-	$-	$-
Purchase Obligations	639,480	639,480	-	-	-

Total	$738,942	$738,942	$-	$-	$-

Included in the above table are obligations for which we are contractually liable, but are specific to cost type reimbursable government contracts.  Not included in the above table are the dividends on our Series A Preferred Stock that are approximately $200,000 each year (approximately $50,000 each quarter), assuming no conversion of the outstanding shares of Series A Preferred Stock into shares of common stock.

Operating Leases

We generally operate in leased premises under operating leases that have options permitting renewals for additional periods.  Total rent expense on premises amounted to approximately $123,000, $390,000, and $457,000 for 2010, 2009 and 2008, respectively.  In February 2008, we purchased our principal office, manufacturing, storage, and primary research and development facility in Tucson, Arizona for approximately $2.2 million.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A  Preferred Stock bears dividends at the rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly, when declared.  Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing.  As of December 31, 2010, there were 107,172 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no significant off-balance sheet arrangements other than operating leases.  For a description of our operating leases, see Note 12 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, the related notes and the Report of Independent Registered Public Accounting Firm thereon, are included in Applied Energetics’ 2010 Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Applied Energetics, Inc.

Tucson, Arizona

We have audited Applied Energetics, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Applied Energetics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Applied Energetics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Energetics, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Phoenix, Arizona
March 14, 2011

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officers and directors:

Name	Age	Principal Position	Director, Term expiring in

James M. Feigley	61	Chairman of the Board	2012
Joseph C. Hayden	52	President and principal executive officer
Humberto A. Astorga	38	Controller, principal financial officer and principal accounting officer
Eric F. Lau	46	Chief Operating Officer and Vice President of Engineering
George P. Farley	72	Independent Director	2012
James K. Harlan	59	Independent Director	2013
John F. Levy	55	Independent Director	2011
Mark J. Lister	53	Independent Director	2011

James M. Feigley:  James M. Feigley has served as a member of our Board of Directors since June 2008, and as Chairman since April of 2009.  Mr. Feigley serves as a member of our Nominating and Governance Committee and our Strategic Planning Committee. Mr. Feigley has served as President of Rock River Consulting, Inc., a defense consulting firm he founded in May 2003 after retiring from the U.S. Marine Corps.  General Feigley served as Commander of the Marine Corps Systems Command from 1998 through 2002, where he was the executive authority on research, development, procurement, fielding and life cycle support for all Marine Corps ground combat, combat support and combat service support equipment, ordinance and systems. General Feigley served as Direct Reporting Program Manager for Advanced Amphibious Assault to the Assistant Secretary of the Navy, Research, Development and Acquisition Program from 1993 through 1998, during which time he was in charge of business planning, cost estimating, technical risk analyses and management, systems engineering and numerous other responsibilities.  He served as Project Manager for the Headquarters, U.S. Marine Corps and Naval Sea Systems Command from 1986 through 1993, where he managed all technology base projects for ‘Advanced Amphibious Assault Vehicle’ and wrote all technical, financial, cost, management, risk, planning and performance documentation. General Feigley served as a member of the United States Marine Corps from 1972 through 2002. He received a BS from the University of Wisconsin - Oshkosh in 1972 and graduated from the Army Logistics Management Center in 1982, the Marine Corps Command and Staff College in 1986 and the Defense Systems Management College in 1986. He currently serves as an Associate Member of the Naval Research Advisory Committee. Mr. Feigley retired from the Marine Corps as a Brigadier General in 2002 and received many decorations and honors during his military career.

Joseph C. Hayden:  Joseph C. Hayden has been the President since June 2010 and Principal Executive Officer since April 2009.  Mr. Hayden also served as Chief Operating Officer.  Previously, he served as Executive Vice President - Programs for Applied Energetics (since December 2004), directing all new business capture and the execution of awarded contracts.  Prior to that, he was Executive Vice President of Business Operations from November 2002 to 2004. He is a founder of the company.

Formerly, Mr. Hayden was a Program Manager and Senior Principal Systems Engineer at Raytheon Missile Systems working in the Directed Energy Weapons and JSOW missile product lines.  From 1998 to 1999, Mr. Hayden was the Engineering Manager for Delta V Technologies, Inc., overseeing the design and manufacture of high vacuum coating systems for the commercial thin film and glass coating industries.  From 1993 to 1997, Mr. Hayden was employed by Molten Metal Technology, Inc., an environmental high technology start-up company. As Director of Commercial Services for Molten Metal Technology, he led the staffing and start-up of three hazardous waste processing plants, including a joint venture for radioactive waste processing in Oak Ridge, Tennessee. While Director of Research and Development Operations for Molten Metal Technology, he managed the operations at the company’s R&D facility, which included a commercial-scale pilot plant. Mr. Hayden’s career began in the United States Navy, where he served as a Nuclear Surface Warfare Officer. His billets included tours on nuclear powered aircraft carriers, guided missile cruisers and destroyers, including being a member of the pre-commissioning crew of the USS George Washington (CVN-73) where he was closely involved in the testing and acceptance of the ship’s nuclear power plants. Mr. Hayden’s additional Navy tours included being a staff member of the Atlantic Fleet, an instructor and company officer at the U.S. Naval Academy, and service at the Naval Electronics Systems Command. Mr. Hayden received a B.S. in Mechanical Engineering from the United States Naval Academy.

Humberto A. Astorga:  Humberto A. Astorga has been our Chief Financial Officer since June, 2010, and our principal financial officer and principal accounting officer since September, 2009.  Since March 2006, Mr. Astorga has been Controller of Applied Energetics.  Prior to joining the company, Mr. Astorga was Controller of Lasertel, Inc., a semi-conductor laser manufacturer he joined in June 2002.  From 2001 through June 2002, Mr. Astorga was senior financial analyst of NCS Pearson, Inc., a provider of educational assessments, products, services and solutions.  Prior to joining NCS Pearson, Mr. Astorga was the SAP Business Analyst for Leoni Wiring Systems, Inc., a global supplier of wires, cables and wiring systems.  From 1997 until he joined Leoni Wiring in 2000, Mr. Astorga was a senior financial analyst for the Chamberlain Group, Inc., a consumer electronics manufacturing company.

Eric F. Lau:  Eric F. Lau has been the Chief Operating Officer and Vice President of Engineering since December, 2010.  Since July, 2009, Mr. Lau served as Director of Engineering and Operations.  From December 2002 to July 2009, Mr. Lau was a Program Manager for the Laser Guided Energy (LGE) and Counter-IED (CIED) Programs.  Prior to joining the company in December, 2002, Mr. Lau was the Vice President of Operations for Mission Viejo S. A. de C. V. from 1998 through 2002.  From 1994 to 1998, Mr. Lau was the New Product Development Team Leader for P. L. Porter Company.  From 1991 to 1994, Mr. Lau was a Senior Project Engineer at Robertshaw Controls, Co. and from 1986 to 1991, Mr. Lau was a Project and Design Engineer at ITT General Controls.  Mr. Lau is a graduate of the University of Southern California, where he received a Bachelor’s Degree in Mechanical Engineering.

George P. Farley:  George P. Farley, a certified public accountant, has been a member of our Board of Directors since March 2004.  Mr. Farley is Chairman of our Audit Committee and also serves as a member of our Compensation Committee.  Since 1999, Mr. Farley has operated a consulting practice in which he assists and advises public and private companies in complex financial transactions, on complex accounting and reporting issues and at time providing Chief Financial Officer services.  Mr. Farley has been providing financial consulting services since 1999.  Through 2007, Mr. Farley served as a Director and a member of the Audit Committee of iCad, Inc. He has also served as a Director and member of the Audit Committee of Preserver Insurance Company, Inc. and Acorn Holdings Corp and as a Director for Olympia Leather Company, Inc. From November 1997 to August 1999, Mr. Farley was a Chief Financial Officer of Talk.com, Inc., which provides telecommunication services. Mr. Farley was also a director of Talk.com, Inc. Mr. Farley joined BDO USA, LLP in 1962 and was a partner at BDO USA, LLP from 1972 to 1995, where he served as the managing partner of BDO’s Philadelphia Office, National Director of Mergers and Acquisition and established BDO’s valuation practice.

James K. Harlan:  James K. Harlan has been a member of our Board of Directors since March 2004.  Mr. Harlan is the Chairman of our Compensation Committee and serves as a member of our Audit Committee.  Mr. Harlan founded HNG Storage, an underground natural gas storage development and operations enterprise, in 1992, and served as Executive Vice President and Chief Financial Officer from 1998 to 2007.  This company acquired, developed and operated several projects that were sold to major energy companies.  From 1991 to 1997, Mr. Harlan served as Group Development Manager for the Pacific Resources Group based in Indonesia, which was engaged with various manufacturing and distribution businesses and joint ventures in Asia, Australia, and North America.  Mr. Harlan has expertise in energy technology and markets having served as operations research and planning analyst for the White House Office of Energy Policy and Planning from 1977 to 1978, the Department of Energy from 1978 to 1981, and U. S. Synthetic Fuels Corporation from 1981 to 1984.  He has a PhD in Public Policy with an operations research dissertation from Harvard University and a BS in Chemical Engineering from Washington University in St. Louis.  Mr. Harlan was a member of the Board of Directors of iCAD, serving on board audit and compensation committees from 2000 until 2008, when he became a candidate for U. S. Congress from Louisiana.  Mr. Harlan is currently chief executive of the Vendevco group of companies with interests in oil/gas production, property and venture development in the United States and internationally.  He also serves on the advisory committee for Washington University’s International Center for Advanced and Renewable Energy and Sustainability.

John F. Levy:  John F. Levy has been a director of the company since June, 2009.  Mr. Levy serves as Chairman of our Nominating and Corporate Governance Committee and as a member of our Audit and Strategic Planning Committee.  Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm that advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies.  Mr. Levy served as the Interim Chief Financial Officer from November 2005 to March 2006 of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007.  From November 1997 to May 2005, Mr. Levy served as Chief Financial Officer of MediaBay, Inc., a NASDAQ listed company and provider of spoken word audio content.  While at MediaBay, he also served for a period as its Vice Chairman.  Mr. Levy is a certified public accountant with nine years of experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton.  Mr. Levy is a director and non-executive Chairman of the Board of Applied Minerals, Inc., an exploration stage natural resource and mining company, a director, lead director and chair of the audit committee of Gilman Ciocia, Inc., a publicly traded financial planning and tax preparation firm, and a director of Brightpoint, Inc., a publicly traded company that provides supply chain solutions to leading stakeholders in the wireless industry.  Mr. Levy was formerly a director of Take-Two Interactive Software, Inc. and PNG Ventures, Inc.  Mr. Levy has authored The 21st Century Director: Legal and Ethical Responsibilities of Board Members, a course on the ethical and legal responsibilities of board members initially presented to various state accounting societies.  Mr. Levy has a B.S. degree in Economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph's University in Philadelphia.

Mark J. Lister:  Mark J. Lister has served as a member of our Board of Directors since June, 2009.  Mr. Lister serves as the Chairman of our Strategic Planning Committee.  Since November, 2006, Mr. Lister has been President of StratTechs, Inc., a consulting firm he founded which specializes in brokering technology within the Defense, Intelligence and Homeland Security Government markets.  Mr. Lister recently completed service on the Secretary of the Navy Advisory Panel and formerly served as Chairman of the Naval Research Advisory Committee.  From January 1992 to June 2006, Mr. Lister was employed by the Sarnoff Corporation where he most recently served as Senior Vice President of Government Operations.  While at Sarnoff, from 2001 to 2006, Mr. Lister served as Managing Director of the Rosettex Technology and Ventures Group, a joint venture of Sarnoff Corporation and SRI International for which he was a founder, and from 1996 to 2001, Mr. Lister served as Executive Director of the National Information Display Laboratory.  From 1987 to 1992, he served as Director, Advanced Development and Applications in the Research and Development Group of the Office of the Assistant Secretary of the U.S. Air Force for Space.  Mr. Lister’s government career began at the Naval Research Laboratory where he served as a researcher in the Space Applications Branch from 1977 to 1987.  Mr. Lister has a B.S. in Electrical Engineering from Drexel University, a B.S. in Mathematics from St. Vincent College and a MEA from George Washington University.

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

•
Mr. Harlan’s service in senior executive positions in manufacturing and operations provide our Board with a wealth of knowledge for these aspects of our business.  Mr. Harlan has significant experience with management and commercial issues associated with technology based businesses that comprise an important aspect of our business position.  Mr. Harlan also has prior experience in serving on the compensation and audit committees of other public companies.

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

Our Code of Ethics and Business Conduct is available at our website at www.appliedenergetics.com/default.aspx/investor-relations, or upon request made to us in writing at the following address, will be provided without charge:

Applied Energetics, Inc.
Attention: Compliance Officer
3590 East Columbia Street
Tucson, AZ 85714

Committees of the Board of Directors

Audit Committee

The Audit Committee of the Board of Directors is comprised of Messrs. Farley (Chairman), Harlan and Levy. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews the scope and results of the audit engagement with the independent public accountants, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our Board of Directors has determined that each committee member meets the independence and financial literacy requirements under current NASDAQ rules. In addition, our Board of Directors has determined that Mr. Farley is an “audit committee financial expert” as defined under Item 407 of Regulation S-K of the SEC. Refer to Item 10 above for Mr. Farley's qualifications.

Compensation Committee

The Compensation Committee of the Board of Directors is comprised of Messrs. Harlan (Chairman) and Farley. The committee is responsible for establishing and maintaining executive compensation practices designed to encourage company profitability and enhance long-term shareholder value.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of Messrs. Levy (Chairman) and Feigley. The Committee is responsible for establishing and maintaining corporate governance practices designed to aid the long-term success of Applied Energetics and effectively enhance and protect shareholder value.

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

Compensation Committee

Membership

The committee is currently comprised of two independent members of the Board.  Director independence is, at a minimum, consistent with applicable rules for NASDAQ-traded issuers, Rule 16b-3 of the Exchange Act, and Section 162(m) of the Internal Revenue Code.  Currently, the members of the committee are James K. Harlan (chairman), and George P. Farley.  David C. Hurley, a former director, was also a member until the end of 2010, when he resigned the Board of Directors of the company.

Process and procedures for considering and determining executive and director compensation:

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

Role of Principal Executive Officer in Recommending Executive Compensation.

The committee makes all compensation decisions related to our named executive officers. However, our Principal Executive Officer regularly provides information and recommendations to the committee on the performance of the executive officers, appropriate levels and components of compensation, including equity grants as well as other information as the committee may request.

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

Compensation programs and policies are reviewed and approved annually but could be adjusted more frequently if determined by the committee.  Included in this process is establishing the goals and objectives by which employee and executive compensation is determined.  Executive officers’ performance is evaluated in light of these performance goals and objectives.  The committee consults the Principal Executive Officer on the performance of other company executives.

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

Elements of Compensation

Compensation for our executives is generally comprised of:

•	base salary which is targeted at a competitive level and used to reward superior individual job performance of each named executive officer and to encourage continued superior job performance;
•	cash bonuses which are tied to specific, quantifiable and objective performance measures based on a combination of corporate and individual goals;
•	equity compensation which is based on corporate and individual performance, and discretionary equity awards;
•	severance and change of control agreements;
•	other benefits plan and programs.

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

Compensation Considerations

In setting compensation levels for a particular executive, the committee takes into consideration:

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

Base Salary

Base salaries for the named executive officers and other executives are determined based on market data analysis of comparable positions in the identified compensation peer group.  A competitive base salary is provided to each executive officer to recognize the skills and experience each individual brings to the company and the performance contributions they make.  When determining the base salary for an executive, we refer to a target of the base salaries of similar positions in the identified compensation peer group. Other factors are also taken into account, such as internal comparisons, individual skills and experience, length of time with the company, performance contributions and competitiveness of the marketplace.  Salaries are reviewed on an annual basis, taking into account the factors described above, and are made in connection with annual performance reviews.  The amounts of such adjustments are calculated using merit increase guidelines based on the employee's position within the relevant compensation range and the results of his or her performance review.  The recommended percentage increases are established annually and reflect the committee's assessment of appropriate salary adjustments based on competitive surveys and general economic conditions.

Other than the annual base salary for Principal Executive Officer, the levels of annual base salary were determined based on the recommendation made by the Principal Executive Officer and approved by the committee. Each individual’s educational qualifications, leadership skills, demonstrated knowledge and business accomplishments were also evaluated in determining base salary levels.

Base Equity Incentive

We provide basic equity grants as a retention incentive to our employees and managers in the form of stock options to support employees having an increasing equity stake and reward for the positive performance of the company.  These equity awards serve as an important management tool to attract and retain key individuals for the company’s success.  They also serve to provide each employee with a stake in the growth and success of the company.  Normally these options are five year options that vest over three years in equal increments, which are priced as of the date of award, or the date of commencement of employment, with the first vesting increment occurring on the first anniversary of the award.  The amount of basic equity grants options are awarded based upon the job classification of the employee, but may also reflect management assessments of an employee’s performance and contributions.  Basic equity grant options are normally awarded at the following times:

•	At time of hire.
•	Upon promotion, assumption of greater responsibility, an advanced degree, or other appropriate milestone for an individual.
•	Annually; based on management’s assessment of the individuals performance and on the individuals job classification.

Equity Bonus

Equity bonus grants will be made in the first quarter of the calendar year to reward the employees’ achievement in the previous calendar year relative to his or her observable, measurable and quantifiable performance goals.  The overall performance of the company will also be a consideration in order to encourage team effort.

The form of equity grants for performance has not been determined, and may vary from year to year between restricted stock, restricted stock units, or stock options.

On February 23, 2011, the Compensation Committee awarded, with a grant date of February 28, 2011, restricted stock units of 23,000, 17,000 and 17,000 to Joseph C. Hayden, Humberto A. Astorga and Eric F. Lau, respectively.  The restricted stock units vest as to one-third of the shares on the third business day following the dates on which we file our Annual Report on Form 10-K for the years ending December 31, 2011, 2012 and 2013 with the Securities and Exchange Commission.

Cash Bonus

Our practice is to periodically consider awarding cash bonuses based upon, among other things, accomplishment of key objectives and overall performance.  In addition, from time-to-time the committee may approve payment of bonuses to executives or key contributors for special accomplishment or other reasons.  The compensation committee is currently determined to only award cash bonuses when the company has met certain cash flow objectives based upon earnings before interest, taxes depreciation and amortization expense.  Generally, the company does not disclose specific targets relating to these goals, because doing so may disclose confidential business information.  No cash bonuses were granted for 2010, and the compensation committee considers the possibility of a cash bonus in 2011 to be remote.

Severance and Change in Control Agreements

None of our named executives currently have such agreements.

Other Benefit Plans and Programs

Executives are eligible to participate in benefit programs designed for all of our full-time employees. These programs include a 401(K) savings plan and medical, dental, disability and life insurance programs.  We currently cover the majority of such medical, dental and insurance payments, requiring a minor co-pay from the employee.  Additionally, under our 401(K) plan employees are eligible to contribute to their 401(K) accounts through payroll deductions. In 2007, we implemented an employer match benefit where we matched 50% of the employees’ 401(K) contribution up to 3% of their eligible compensation.

Summary Compensation Table

The following table discloses, for the periods presented, the compensation for the persons who served as our Principal Executive Officer, our Chief Financial Officer and our Chief Operating Officer for the years ended December 31, 2010, 2009 and 2008 (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards	Option Awards (3)	All Other Compensation (4)	Total
Joseph C. Hayden	2010	$222,384	$25,000	$-	$-	$5,259	$252,643
President, principal	2009	$209,615	$-	$-	$-	$4,479	$214,094
executive officer	2008	$225,000	$-	$-	$-	$4,813	$229,813

Humberto A. Astorga	2010	$142,308	$-	$-	$16,432	$2,887	$161,627
Chief financial officer,	2009	$120,769	$22,750	$-	$61,547	$1,650	$206,716
principal financial officer, Controller	2008	$112,500	$8,000	$-	$-	$3,488	$123,988

Eric F. Lau	2010	$140,414	$-	$-	$16,432	$4,063	$160,909
Chief Operating Officer, Vice President of Engineering

(1)
Mr. Hayden’s 2010 salary reflects the increase of his base salary to $230,000 effective March 23, 2010 and his 2009 salary reflects the voluntary decrease of his base salary to $200,000 effective May11, 2009.  Mr. Astorga’s 2011 salary will reflect the increase of his base salary to $170,000 effective January 3, 2011.  Mr. Astorga’s 2010 salary reflects the increase of his base salary to $150,000 effective August 2, 2010.  Mr. Astorga’s 2009 salary reflects the increase of his base salary to $137,500 effective September 1, 2009 upon his appointment as Principal Financial officer from Controller of the company.  Mr. Lau’s 2010 salary reflects the increase of his base salary to $170,000 upon his appointment as Chief Operating Officer and Vice President of Engineering.

(2)
Not included in the above table are amounts reflecting the value of Restricted Stock Units which vested in 2010, but were granted in prior years and an exercise of an option which was granted prior to 2010.  Please see the table labeled “Option Exercises and Stock Vested” on page 37 for more detail.

(3)
The amounts included in the “Option Awards” column represent the aggregate grant date fair value in 2010, 2009 and 2008 related to stock option awards, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 7 to our 2010 Consolidated Financial Statements.

(4)
The amounts shown in the “All Other Compensation” column are attributable to the company match expense for 401(k) contributions.  All named executives received an employer matching benefit pursuant to which we match 50% of the employees’ 401(K) contribution up to 3% of their eligible compensation to their 401(K) plans, a benefit that is available to all employees.  Additionally, “All Other Compensation” includes the dollar value of life insurance premiums paid by us for all named executive officers.

Grants of Plan-Based Awards

The following table discloses the grants of a plan-based award to each of the Named Executives in 2010:

					All Other	All Other
					Stock	Option	Exercise	Grant
					Awards:	Awards:	or Base	Date Fair
		Estimated Future Payouts Under			Number	Number of	Price of	Value of
		Equity Incentive Plan Awards			of Shares	Securities	Option	Stock
		Threshold	Target	Maximum	of Stock	Underlying	Awards	Awards
Name	Grant Date	(#)	(#)	(#)	(#)	Options (#)	($/Sh)	(1)
Joseph C. Hayden		-	-	-	-	-	$-	$-
Humberto A. Astorga	3/23/2010(2)	-	50,000	50,000	-	50,000	$0.60	$16,432
Eric F. Lau	3/23/2010(2)	-	50,000	50,000		50,000	$0.60	$16,432

(1)
The amounts included in the “Grant Date Fair Value of Stock Awards” column represent the full grant date fair value of the awards computed in accordance with ASC 718.  The fair value of stock option awards is recognized in the income statement as non-cash, equity based compensation expense over the vesting period of the grants.  For a discussion of valuation assumptions, see Note 8 to the Consolidated Financial Statements of our 2010 Financial Statements.

(2)
Represents stock option awards granted to the named executive officers.  These awards have an exercise price equal to the closing price of our common stock on the grant date and provide value to the recipient only if the price of our common stock increases after the grant date.  There were no other performance or other market condition requirements included in the terms of the option awards to the named executive officers.

Employment Agreements for Named Executive Officers

We currently have no employment agreements for named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the Named Executives at December 31, 2010:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price	Option Expiration Date	Number of shares of stock that have not vested		Market Value of Shares of stock that have not vested
Joseph C. Hayden	-		-				-		$-
Humberto A. Astorga	58,000	(1)	-		$0.50	03/09/2012	-		$-
	83,333	(2)	83,334	(2)	$0.40	07/16/2014	-		$-
	16,667	(3)	33,333	(3)	$0.60	03/23/2015	-		$-
Eric F. Lau	-		-				3,375	(4)	$2,869
	69,500	(5)	-		$0.50	03/09/2012	-		$-
	17,500	(6)	-		$0.50	03/09/2012	-		$-
	166,666	(7)	83,334	(7)	$0.40	07/16/2014	-		$-
	16,667	(8)	33,333	(8)	$0.60	03/23/2015	-		$-

(1)
Pursuant to an exchange offer (the “Exchange Offer”) made in March 2009 to all employees and directors with respect to all then outstanding options granted under our 2004 Stock Incentive Plans, Mr. Astorga exchanged options to purchase 116,000 shares of common stock in March 2009 for options to purchase 58,000 of common stock exercisable at $0.50 per share.  The options received in the Exchange Offer vested immediately and are exercisable over a three year period from the date of the exchange. These options were granted under the 2004 Stock Incentive Plan.

(2)
Vested as to 83,333 shares on each of July 16, 2009 and 2010.  Vests as to the remaining 83,334 shares on the third day following the filing of the second quarter form 10-Q in 2011.  These options were granted under the 2007 Stock Incentive Plan.

(3)	Vested as to 16,667 shares on March 23, 2010 and vests annually on each of March 23, 2011 and 2012. These options were granted under the 2007 Stock Incentive Plan.
(4)	Restricted stock grant vests upon the achievement of certain specified performance targets.
(5)
Pursuant to the Exchange Offer, Mr. Lau exchanged options to purchase 139,000 shares of common stock for options to purchase 69,500 of common stock exercisable at $0.50 per share.  The options received in the Exchange Offer vested immediately and are exercisable over a three year period from the date of the exchange.  These options were granted under the 2004 Stock Incentive Plan.

(6)	Vested on April 23, 2009. These options were granted under the 2007 Stock Incentive Plan.
(7)
Vested as to 83,333 shares on each of July 16, 2009 and 2010 and vests as to the remaining 83,334 shares on the third day following the filing of the second quarter form 10-Q in 2011.  These options were granted under the 2007 Stock Incentive Plan.

(8)	Vested on March 23, 2010 and vests annually on each of March 23, 2011 and 2012. These options were granted under the 2007 Stock Incentive Plan.
(9)
The market value of shares or units of stock that have not vested as reported in the table above is determined by multiplying the closing market price of our common stock on the last trading day of 2010 of $0.85 by the number of shares stock that have not vested.

Payments upon Termination or Change-In-Control

There are no termination or change in control agreements in place.

Option Exercises and Stock Vested

The following table discloses option exercises by the Named Executives and amount of stock vested on behalf of the Named Executives at December 31, 2010:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Joseph C. Hayden	-	$-	13,500	$10,800
Humberto A. Astorga	83,333	$73,170	13,230	$6,684
Eric F. Lau	-	$-	24,209	$13,367

Director Compensation

The following table discloses our director compensation for the year ended December 31, 2010:

Name	Fees Earned or Paid in Cash		Stock Awards	(1)	Total
David C. Hurley	$53,750		$33,000	(2)	$86,750
George P. Farley	$75,000		$45,000	(3)	$120,000
James K. Harlan	$55,000		$33,000	(4)	$88,000
James M. Feigley	$125,000		$75,000	(5)	$200,000
John F. Levy	$51,250		$30,000	(6)	$81,250
Mark J. Lister	$125,000	(7)	$60,000	(8)	$185,000

(1)
The amounts included in the “Stock Awards” column represent aggregate grant date fair value in 2010 related to share awards to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 8 to our 2010 Consolidated Financial Statements. All awards granted to directors in 2010 vested immediately and shares were immediately issued.

(2)
Mr. Hurley was granted 55,000 shares of common stock in March 2010 with a market value of $33,000, which was recognized in 2010 for financial statement reporting purposes in accordance with FASB ASC Topic 718.

(3)
Mr. Farley was granted 75,000 shares of common stock in March 2010 with a market value of $45,000 which was recognized in 2010 for financial statement reporting purposes in accordance with FASB ASC Topic 718.

(4)
Mr. Harlan was granted 55,000 shares of common stock in March 2010 with a market value of $33,000, which was recognized in 2010 for financial statement reporting purposes in accordance with FASB ASC Topic 718.

(5)
Mr. Feigley was granted 125,000 shares of common stock in March 2010 with a market value of $75,000 which was recognized in 2010 for financial statement reporting purposes in accordance with FASB ASC Topic 718.

(6)
Mr. Levy was granted 50,000 shares of common stock in March 2010 with a market value of $30,000, which was recognized in 2010 for financial statement reporting purposes in accordance with FASB ASC Topic 718.

(7)	Includes $25,000 of additional director’s fees awarded and paid in January 2010 for overseeing our strategic planning initiatives in 2009.
(8)
Mr. Lister was granted 100,000 shares of common stock in March 2010 with a market value of $60,000, which was recognized in 2010 for financial statement reporting purposes in accordance with FASB ASC Topic 718.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2010, none of our executive officers served on the board of directors or the compensation committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

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

James K. Harlan
George P. Farley

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 10, 2011:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 14, 2011 upon the exercise of options or warrants.  In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 91,071,778 shares outstanding on March 10, 2011.  Restricted stock units which were granted February 28, 2011, do not begin vesting until the third business day following the dates on which we file our Annual Report on Form 10-K for the years ending December 31, 2011, 2012 and 2013 with the Securities and Exchange Commission.  Therefore, they are not included in the table below.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)
State of Wisconsin Investment Board	9,048,570	2	9.8%
Superius Securities Group Inc. Profit Sharing Plan	8,535,997	3	9.3%
Joseph C. Hayden	5,604,468		6.1%
Artis Capital Management, L.P.	5,070,161	4	5.5%
James M. Feigley	533,697	5	*
Eric F. Lau	322,084	6	*
James K. Harlan	255,615	7	*
Humberto A. Astorga	209,182	8	*
Mark J. Lister	125,000	9	*
John F. Levy	87,500	10	*
George P. Farley	0	11	*
All directors and executive officers as a group (8 persons)	7,137,546		7.7%
* Less than 1%

(1)
Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options held by that person that are exercisable within 60 days of March 14, 2011.

(2)	Based on information contained in a report on Schedule 13G filed with the SEC on February 14, 2011. The address of the State of Wisconsin Investment Board is P. O. Box 7842, Madison, WI 53707.
(3)
Based on information contained in a report on Schedule 13G filed with the SEC on October 29, 2009.  The address of Superius Securities Group Inc. Profit Sharing Plan is 94 Grand Ave., Englewood, NJ  07631.

(4)
Based on information contained in a report on Schedule 13G filed with the SEC on February 14, 2011:  The address of Artis Capital Management, LLC (“Artis”) is One Market Plaza, Steuart Street Tower, Suite 2700, San Francisco, CA 94105.  Artis is a registered investment adviser and is the investment adviser of investment funds that hold the company’s stock for the benefit of the investors in those funds.  Artis Inc. is the general partner of Artis. Stuart L. Peterson is the president of Artis Inc. and the controlling owner of Artis and Artis Inc.  Each of Artis, Artis Inc., and Mr. Peterson disclaims beneficial ownership of the Stock, except to the extent of its or his pecuniary interest therein.

(5)	Represents 103,697 shares of common stock and 430,000 options exercisable within 60 days of March 14, 2011.
(6)	Represents 35,084 shares of common stock and 287,000 options exercisable within 60 days of March 14, 2011.
(7)	Represents 64,365 shares of common stock and 191,250 options exercisable within 60 days of March 14, 2011.
(8)	Represents 34,516 shares of common stock and 174,666 options exercisable within 60 days of March 14, 2011.
(9)	Represents 75,000 shares of common stock and 50,000 options exercisable within 60 days of March 14, 2011.
(10)	Represents 37,500 shares of common stock and 50,000 options exercisable within 60 days of March 14, 2011.
(11)	Mr. Farley denies beneficial ownership of the common shares and common shares issuable upon exercise of options he transferred to various LLCs.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,184,921	$0.53	7,241,010
Equity compensation plans not approved by security holders	-		-
Total	4,184,921	$0.53	7,241,010

The following is a description of currently open stock option and equity plans.

The 2004 Stock Incentive Plan (“2004 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards.  A total of 3,000,000 shares of common stock were originally reserved for distribution pursuant to the 2004 Plan. On June 28, 2005, the stockholders approved an amendment to the 2004 Plan to (i) increase the number of shares of the company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of common stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares.  As of December 31, 2010, options to purchase 2,564,195 shares were outstanding under this plan. Additionally, as of December 31, 2010, there were no unvested restricted stock units outstanding under this plan.  Approximately 400,000 shares were available for grant under this plan as of December 31, 2010.

The 2007 Stock Incentive Plan (“2007 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based  awards.  A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan.  As of December 31, 2010, options to purchase 1,620,726 shares were outstanding under this plan.  As of December 31, 2010, 12,530 restricted stock grants remain outstanding under the plan.  As of December 31, 2010, approximately 6.8 million shares were available for grant from this plan, 5.0 million of which are reserved for the years 2012 to 2017.

We have, from time to time, also granted non-plan options and other equity-based awards to certain officers, directors, employees and consultants.  No inducement grants as defined were made during 2010, nor are any outstanding from previous years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

On December 22, 2010, we engaged Mark Lister, a director of the Company, to perform consulting services for a period commencing on January 3, 2011 through March 3, 2011 to assist us with our strategic plans.  Mr. Lister agreed to relocate to Tucson, Arizona during this period and we agreed to pay to him a consulting fee of $3,000 per day, not to exceed an aggregate of $100,000 and to reimburse him for reasonable and out-of-pocket expenses incurred during the period of service.  Mr. Lister was paid $99,000 in consulting fees and approximately $15,000 in reimbursable expenses.

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

Director Independence

The Board has determined that Messrs. Farley, Harlan, Feigley, and Levy meet the director independence requirements applicable to NASDAQ listed companies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to the company by BDO USA, LLP for professional services rendered for the years ended December 31, 2010 and 2009.

	2010	2009
Audit Fees	$326,500	$239,000
Tax Fees	$46,500	$12,000

Fees for audit services include fees associated with the annual audit of the company and its subsidiaries, the review of our quarterly reports on Form 10-Q and in 2010, the internal control evaluation under Section 404 of the Sarbanes-Oxley Act of 2002. Tax fees include tax compliance, tax advice, research and development credits and tax planning related to federal and state tax matters.

Pre-Approval Policies and Procedures

Consistent with the SEC requirements regarding auditor independence, our Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. Under the policy, the Audit Committee must approve non-audit services prior to the commencement of the specified service. Our independent registered public accounting firm, BDO USA, LLP, have verified, and will verify annually, to our Audit Committee that they have not performed, and will not perform any prohibited non-audit service.

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

10.1	2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on May 25, 2005).
10.2
Form of 2004 Stock Incentive Plan Non-Qualifying Stock Option Agreement for Directors (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended June 30, 2005).

10.3	2007 Stock Incentive Plan (as amended).
21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)
23	Consent of BDO USA, LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Compensation Committee Charter
99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009
99.3	Audit Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2010.

APPLIED ENERGETICS, INC.

By	/s/ Joseph C. Hayden
Joseph C. Hayden
President, Principal Executive Officer
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of March, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ James M. Feigley	Chairman of the Board
James M. Feigley

/s/ George P. Farley	Director
George P. Farley

/s/ James K. Harlan	Director
James K. Harlan

/s/ John F. Levy	Director
John F. Levy

/s/ Mark J. Lister	Director
Mark J. Lister

/s/ Joseph C. Hayden	President, Secretary
Joseph C. Hayden	(principal executive officer)

/s/ Humberto A. Astorga	Chief Financial Officer, Controller
Humberto A. Astorga	(principal financial officer and principal accounting officer)

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Applied Energetics, Inc.

Tucson, Arizona

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Energetics, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Energetics, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Phoenix, Arizona
March 14, 2011

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31 ,
	2010	2009	2008

Revenue	$13,089,136	$7,459,808	$16,614,211
Cost of revenue	12,274,759	7,007,923	15,874,818

Gross profit	814,377	451,885	739,393

Operating expenses:
General and administrative	2,924,439	6,795,972	8,470,656
Settlement expenses	-	1,337,409	-
Selling and marketing	664,665	631,578	251,349
Research and development	161,280	1,182,652	1,372,396
Total operating expenses	3,750,384	9,947,611	10,094,401

Operating loss	(2,936,007)	(9,495,726)	(9,355,008)

Other income (expense):
Interest expense	(5,374)	(1,131)	(2,099)
Interest income	8,588	60,562	637,475
Other income	-	-	10
Total other income	3,214	59,431	635,386

Loss before provision for income taxes	(2,932,793)	(9,436,295)	(8,719,622)

Provision (benefit) for income taxes	-	-	-

Net loss	(2,932,793)	(9,436,295)	(8,719,622)

Preferred stock dividends	(207,221)	(242,174)	(870,985)
Deemed dividend from induced conversion of Series A preferred stock	(11,478)	-	(3,336,734)

Net loss attributable to common stockholders	$(3,151,492)	$(9,678,469)	$(12,927,341)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.04)	$(0.11)	$(0.16)

Weighted average number of common shares outstanding, basic and diluted	89,211,315	86,794,287	81,528,544

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31 ,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$8,983,281	$9,604,643
Certificate of Deposit	-	225,000
Accounts receivable - net	2,022,292	1,074,944
Inventory - net	683,546	785,479
Prepaid expenses	365,506	447,295
Other receivables	48,717	52,295
Total current assets	12,103,342	12,189,656
Long term receivable	205,313	205,313
Property and equipment - net	2,507,814	2,845,607
Other assets	10,000	20,800
TOTAL ASSETS	$14,826,469	$15,261,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$870,009	$428,413
Accrued expenses	798,962	313,448
Insurance premium financing (3.9% interest for 2010, 4.5% interest for 2009)	206,720	214,834
Accrued compensation	507,341	505,188
Customer deposits	126,282	104,160
Billings in excess of costs	6,505	42,716
Total current liabilities	2,515,819	1,608,759

Total liabilities	2,515,819	1,608,759

Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 107,172 shares issued and outstanding at December 31, 2010 (Liquidation preference $2,679,300); 135,572 shares issued and outstanding at December 31, 2009 (Liquidation preference $3,389,300)	107	136
Common stock, $.001 par value, 125,000,000 shares authorized; 91,068,357 shares issued and outstanding at December 31, 2010; 88,968,812 shares issued and outstanding at December 31, 2009	91,068	88,969
Additional paid-in capital	78,738,520	76,931,065
Accumulated deficit	(66,519,045)	(63,367,553)
Total stockholders’ equity	12,310,650	13,652,617
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,826,469	$15,261,376

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2007	690,000	$690	80,244,617	$80,245	$66,344,066	$(40,761,741)	$25,663,260

Stock issued under equity incentive plans	-	-	364,570	364	(364)	-	-
Stock-based compensation expense	-	-	-	-	3,701,413	-	3,701,413
Preferred stock converted into common stock	(554,428)	(554)	5,232,935	5,233	3,332,055	(3,336,734)	-
Preferred stock dividends	-	-	527,904	528	558,915	(870,985)	(311,542)
Net loss for the year ended December 31, 2008	-	-	-	-	-	(8,719,622)	(8,719,622)
Balance as of December 31, 2008	135,572	$136	86,370,026	$86,370	$73,936,085	$(53,689,082)	$20,333,509

Exercise of stock options	-	-	13,889	14	(14)	-	-
Stock issued under equity incentive plans	-	-	6,546	7	(7)	-	-
Stock-based compensation expense	-	-	-	-	1,765,424	-	1,765,424
Preferred stock dividends	-	-	294,464	294	112,757	(242,176)	(129,125)
Shares issued in connection with litigation settlement	-	-	2,283,887	2,284	1,116,820	-	1,119,104
Net loss for the year ended December 31, 2009	-	-	-	-	-	(9,436,295)	(9,436,295)
Balance as of December 31, 2009	135,572	$136	88,968,812	$88,969	$76,931,065	$(63,367,553)	$13,652,617

Exercise of stock options	-	-	1,359,851	1,360	621,771	-	623,131
Stock issued under equity incentive plans	-	-	481,100	481	(481)	-	-
Stock-based compensation expense	-	-	-	-	967,695	-	967,695
Preferred stock converted into common stock	(28,400)	(29)	67,083	67	11,440	(11,478)	-
Preferred stock dividends	-	-	191,511	191	207,030	(207,221)	-
Net loss for the year ended December 31, 2010	-	-	-	-	-	(2,932,793)	(2,932,793)
Balance as of December 31, 2010	107,172	$107	91,068,357	$91,068	$78,738,520	$(66,519,045)	$12,310,650

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,932,793)	$(9,436,295)	$(8,719,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Litigation costs paid in common stock	-	1,119,104	-
Depreciation and amortization	396,738	586,884	822,197
Loss on equipment disposal	7,669	172,850	5,274
Provision for inventory reserves	51,830	(98,239)	193,192
Noncash stock based compensation expense	967,695	1,765,424	3,701,413
Changes in assets and liabilities:
Accounts receivable	(947,348)	1,652,909	537,115
Other receivable	3,578	(35,112)	42,800
Inventory	50,103	(628,290)	1,216,249
Prepaid expenses and other assets	92,589	56,712	(49,886)
Long term receivables	-	47,817	(253,130)
Deposits	-	-	30,428
Accounts payable	441,596	(454,815)	(265,038)
Billings in excess of costs	(36,211)	42,716	-
Accrued expenses, deposits and deferred rent	501,675	(253,455)	(1,284,399)
Net cash used in operating activities	(1,402,879)	(5,461,790)	(4,023,407)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(80,675)	(46,633)	(2,701,025)
Proceeds from sale of available-for-sale marketable securities	-	-	7,500,000
Sales (Purchases) of short term investment	225,000	-	(225,000)
Proceeds from disposal of equipment	14,061	1,833	-
Net cash provided by (used in) investing activities	158,386	(44,800)	4,573,975

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligation	-	(2,028)	(13,937)
Preferred stock dividends paid	-	(129,125)	(275,437)
Proceeds from the exercise of stock options and warrants	623,131	-	-
Net cash provided by (used in) financing activities	623,131	(131,153)	(289,374)
Net increase (decrease) in cash and cash equivalents	(621,362)	(5,637,743)	261,194
Cash and cash equivalents, beginning of period	9,604,643	15,242,386	14,981,192
Cash and cash equivalents, end of period	$8,983,281	$9,604,643	$15,242,386

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -ORGANIZATION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, the valuation of inventory, carrying amounts of long-lived assets, valuation assumptions for share-based payments and measurements of income tax assets and liabilities.

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

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of our Reserves for Loss on Projects:

	2010	2009	2008
Balance at beginning of year	$22,000	$98,239	$1,366,210
Addition to loss on projects provision	94,830	22,000	193,192
Write offs	(43,000)	(98,239)	(1,461,163)
Balance at end of year	$73,830	$22,000	$98,239

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

Settlement Expenses

Litigation settlement expenses for 2009 were approximately $1.3 million.  This amount represents $1,119,105 for the market value of the 2,283,887 shares issued in settlement of the class action lawsuit filed by George Wood and Raymond Deedon, and the derivative action filed by John T. Johnasen settled on September 29, 2009.  We valued the shares based on the closing price of the shares on October 9, 2009, the date the shares were issued.  Additionally, we had legal expenses of $143,071 not covered by insurance proceeds.

Also included in litigation settlement expenses in 2009 were $50,000 paid to settle an arbitration demand filed by eScrub Systems, Inc and $25,233 in legal expenses incurred in connection with this settlement.

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents.  Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent.  The number of options, warrants, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 5,227,898, 5,927,772 and 6,882,647 for the years ended December 31, 2010, 2009 and 2008, respectively.

Fair Value of Current Assets and Liabilities

The carrying amount of the certificate of deposit, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments.

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

We do not generally provide an allowance for receivables from the Government. We have non-Government customers for which we provide for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the company’s prior history of uncollectible accounts receivable.  As of December 31, 2010 and 2009, we believe all receivable balances to be fully collectible and accordingly, have no allowance for doubtful accounts at such dates.

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

Property and Equipment

Property and equipment are recorded at cost.  Depreciation and amortization are calculated using the straight-line, half year convention method over the estimated useful lives of the assets from three to forty years.  Leasehold improvements are depreciated over the life of the related lease (including expected extensions) or asset, whichever is shorter.  Amortization of assets acquired under capital leases is included in depreciation and amortization expense.  Significant improvements extending the useful life of property are capitalized.  When equipment is retired or otherwise disposed of, the cost of the equipment and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

Computer Software Development Costs

In general, direct development costs associated with internal-use computer software are capitalized as fixed assets and include external direct costs of material and services and payroll costs for employees devoting time to the software projects, where applicable.  Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred.  Depreciation expense relative to capitalized computer software development costs was $129,576, $64,789 and $52,099, for 2010, 2009 and 2008, respectively.

Long-Lived Assets

We review long-lived assets, including intangible assets subject to amortization, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

We assess the recoverability of such long-lived assets by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows.  The amount of impairment, if any, is measured based on projected discounted future operating cash flows.  The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.  We conducted an impairment test for property and equipment as of December 31, 2010 and concluded that the carrying value of these assets is recoverable through expected future operating cash flows.

Income Taxes

Deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.  Our valuation allowance is currently 100% of our assets.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Share-Based Payments

Employee stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The fair value of each option grant is estimated at the date of grant using the Black-Scholes-Merton option valuation model. We make the following assumptions relative to this model: (i) the annual dividend yield is zero as we do not pay dividends on common stock, (ii) the weighted-average expected life is based on a midpoint scenario, where the expected life is determined to be half of the time from grant to expiration, regardless of vesting, (iii) the risk free interest rate is based on the U.S. Treasury security rate for the expected life, and (iv) the volatility is based on the level of fluctuations in our historical share price for a period equal to the weighted-average expected life. We estimate forfeitures when recognizing compensation expense and adjust this estimate over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

Significant Concentrations and Risks

We maintain cash balances at a commercial bank and, at times, balances exceed FDIC limits.  Substantially all of our accounts receivable are with agents or departments of the U. S. Federal Government which, although concentrated in one group of common entities, does not expose us to significant credit risk.

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

NOTE 2 – NEW ACCOUNTING STANDARDS

The FASB has issued Accounting Standards Update (“ASU”) 2010-09 “Amendments to Certain Recognition and Disclosure Requirements”, which amends ASU Topic 855, “Subsequent Events”.  The amendments to ASC Topic 855 does not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective for us upon issuance.  The adoption of the standard did not have a significant impact on the company’s consolidated financial statements.

The FASB has issued ASU 2009-13 “Multiple Deliverable Revenue Arrangements”.  ASU 2009-13 clarified the criteria for separating revenue between multiple deliverables.  This statement was effective for new revenue arrangements or materially modified arrangements in periods subsequent to adoption.  Adoption is required for fiscal years beginning on or after June 15, 2010 (January 1, 2011 for us), but early adoption was allowed.  The adoption of the standard is not expected to have a significant impact on our consolidated financial statements.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE

Our accounts receivable balance as of December 31, 2010 and 2009 included contract receivables related to completed and in progress contracts, and costs and estimated earnings on uncompleted contracts.  Costs and estimated earnings on uncompleted contracts represent amounts that are billable under the terms of contracts at the end of the year, were invoiced in the following year and are generally expected to be collected within a year.

Accounts receivable consist of the following as of:

	December 31,
	2010	2009

Contracts receivable	$2,012,027	$1,031,960
Cost and estimated earnings (uncompleted contracts)	10,265	42,984
Accounts receivable, net	$2,022,292	$1,074,944

Short term receivable (contract retention)	$47,817	$47,817
Long term receivable (contract retention)	205,313	205,313
Total receivable	$2,275,422	$1,328,074

Contract and short term receivables at December 31, 2010 are expected to be collected within a year.  There are no claims or unapproved change orders included in contract receivables at December 31, 2010 and 2009. The retained balances at December 31, 2010 and 2009 represent mandatory contract reserves for which customers have been billed.

Costs and Estimated Earnings on Uncompleted Contracts

	December 31,
	2010	2009

Costs incurred on uncompleted contracts	$29,648,466	$18,890,642
Estimated earnings	2,359,922	1,479,680

Total billable costs and estimated earnings	$32,008,388	$20,370,322
Less:
Billings to date	32,004,628	20,370,054

Total	$3,760	$268

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$10,265	$42,984
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,505)	(42,716)

Total	$3,760	$268

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Our inventories consist of the following at:

	December 31,
	2010	2009
Raw materials	$81,646	$103,451

Work-in-process	675,730	704,028

Provision for loss on project	(73,830)	(22,000)

Total inventory	$683,546	$785,479

Inventories include material, direct labor and related manufacturing administrative overhead and are stated at the lower-of-cost (determined on a weighted average basis) or market for raw materials and work-in-process inventory.  When actual contract cost and the estimate to complete exceed the estimated contract revenues, a loss provision is recorded.  Due to the nature of our inventory, we analyze inventory on an item-by-item basis compared to future usage and sales for obsolescence quarterly. As of December 31, 2010, 2009 and 2008, management does not believe an obsolescence reserve is necessary based on this analysis.  Included in work-in-process inventory is an allocation of general and administrative cost of approximately $35,000 as of December 31, 2010, and approximately $52,000 as of December 31, 2009.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of:

	December 31,
	2010	2009

Land and buildings	$2,103,215	$2,072,215

Equipment	2,261,114	2,677,926

Furniture and building improvements	835,945	858,379

Software	813,799	800,566

Total	6,014,073	6,409,086

Less accumulated depreciation and amortization	(3,506,259)	(3,563,479)

Net property and equipment	$2,507,814	$2,845,607

Amortization expense for assets under capitalized lease agreements was $1,252 for the year ended December 31, 2009.  These capital leases were paid in full in 2009.

Property and equipment are depreciated over 3 to 40 years using the straight line, half year convention.  The number of years is dependent upon the useful life of the equipment.  Depreciation expense was approximately $397,000, 587,000 and 822,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  Depreciation expense is included in general and administrative expense.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following as of:

	December 31, 2010 and 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Patent	$34,000	$34,000	$-
Technological know-how	212,000	212,000	-
Intangible assets net	$246,000	$246,000	$-

Amortization expense related to amortizable intangibles was approximately $0, $37,000 and $49,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	December 31,
	2010	2009
Accrued Professional Fees	$310,315	$118,448
Accrued Engineering Services	406,743	-
Other	81,904	195,001

Total Accrued Expenses	$798,962	$313,448

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2010, there were 107,172 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) outstanding.  As of December 31, 2009, there were 135,572 shares of Series A Preferred Stock outstanding.

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

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at our discretion.  We declared and paid dividends on our 6.5% Series A Preferred Stock in May, August and November, 2010 and February, 2011.

In order to reduce the amount of dividends payable, 5,151,000 shares of common stock were issued in exchange for 515,100 shares of Series A Preferred Stock.  Such exchange was determined to be an induced conversion and, as such, required $3.3 million to be reported as a special dividend in 2008.

In 2009, we issued 294,464 shares of common stock with a market value of approximately $113,000 in lieu of two quarterly cash dividend payments, and paid cash dividends of approximately $129,000.

In 2010, preferred stock holders agreed to exchange 1,000 shares of Series A Preferred Stock for 10,000 shares of common stock and, as such, required $11,500 to be reported as a special dividend.  Additionally, 27,400 preferred shares were converted into 57,083 shares of common stock pursuant to the terms of the Series A Preferred Stock agreement.

For the payment of dividends in 2010, we issued 191,511 shares of common stock with a market value of approximately $207,000.

Share-Based Payments

Applied Energetics adopted an Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”) and a 2004 Stock Incentive Plan as amended (“2004 Plan”) both of which provides for the grant of any or all of the following types of awards: (1) stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based awards, including restricted stock units, for periods up to 10 years. Stock options granted under the plans are generally for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Options granted to employees will generally vest over two to four years.  Most options granted have a contractual life of 5 years from the grant date.  Restricted stock granted under the plans to employees generally vest immediately and/or over a period of up to four years.  Some restricted stock granted under the plans vest only upon meeting certain departmental or company-wide performance goals.  Both restricted stock and options granted to non-employee directors generally vest immediately on the date of grant.  We have, from time to time, also granted non-plan options to certain officers, directors and employees.  Total stock-based compensation expense for grants to officers, directors, employees and consultants was approximately $1.0 million, $1.8 million and $3.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, which was charged to general and administrative expense.

At December 31, 2010 and 2009, there were outstanding options to purchase 4.2 million and 4.5 million, respectively, of common stock.  As of December 31, 2009, there were 224,142 unvested restricted stock units outstanding.  There are 0 unvested restricted stock units outstanding as of December 31, 2010.  As of December 31, 2010 and 2009, respectively, there were 12,530 and 111,635 unvested restricted stock awards outstanding.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding awards under our 2004 and 2007 Stock Incentive Plans:

As of DECEMBER 31, 2010
	Share Grants Approved	Options Outstanding	Restricted Stock Awards Outstanding	Restricted Stock Units Outstanding	Shares Available for Award*
2004 Stock Incentive Plan	5,000,000	2,564,195	-	-	401,029
2007 Stock Incentive Plan	10,000,000	1,620,726	12,530	-	6,839,981
Total		4,184,921	12,530	-	7,241,010

*Please see information included in this note which describes the limits placed upon the 2007 Stock Incentive Plan

On June 28, 2005, our stockholders approved an amendment to the company's 2004 Plan to (i) increase the number of shares of the company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of common stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares.  As of December 31, 2010 and 2009, options to purchase 2,564,195 and 4,063,944 shares, respectively, were outstanding under this plan.  Additionally, as of December 31, 2010 and 2009, respectively, there were 0 and 112,507 unvested restricted stock units outstanding under this plan.

On September 10, 2007, the stockholders of Applied Energetics approved the adoption of the company’s 2007 Plan.  A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan; provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan.  As of December 31, 2010 and 2009, options to purchase 1,620,726 and 429,688 shares, respectively, were outstanding under this plan.  There were no unvested restricted stock outstanding as of December 31, 2010 or 2009.  As of December 31, 2010 and 2009 respectively, there were 12,530 and 111,635 restricted stock awards outstanding.  Grants from the 2007 Plan can be either service based, where the grant vests with the passage of time, or performance based, where the grant vests based on the attainment of a pre-defined company or departmental goal.

There are 7,241,010 aggregate shares available for issuance from the Stock Incentive Plans, of which 1,839,981 are available for grant as of December 31, 2010.

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting.

The fair value of option awards was estimated using the Black-Scholes-Merton option pricing model with the following assumptions and weighted average fair values:

	For the year ended December 31,
	2010	2009	2008
Weighted average grant date fair value of grants	$0.36	$0.45	$1.36
Expected volatility	93.56%	93.56%	67.25%
Expected dividends	0%	0%	0%
Expected term (years)	2.5	2.5 - 3.0	2.5 - 3.0
Risk free rate	.48% - 1.26%	1.15% - 1.44%	2.24%

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of our stock options for the years ended December 31, 2008, 2009, and 2010:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2007	5,112,036	$6.37
Granted	75,000	$2.65
Exercised	-	$0.00
Forfeited or expired	(354,188)	$6.83
Outstanding at December 31, 2008	4,832,848	$6.30
Granted	6,084,957	$0.45
Exercised	(83,333)	$0.48
Forfeited or expired	(6,326,590)	$4.91
Outstanding at December 31, 2009	4,507,882	$0.47
Granted	1,479,500	$0.65
Exercised	(1,391,261)	$0.47
Forfeited or expired	(411,200)	$0.58
Outstanding at December 31, 2010	4,184,921	$0.53
Exercisable at December 31, 2010	2,545,101	$0.50

As of December 31, 2010, the aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of options outstanding was $1,357,281.  The aggregate intrinsic value of options exercisable was $900,525.  As of December 31, 2009, the aggregate intrinsic value of options outstanding as well as options exercisable was $0 as no options were in-the-money.  The intrinsic value of options exercised during 2010 and 2009 was $1,006,622 and $6,667, respectively.  As of December 31, 2010 and 2009, the weighted average remaining contractual life of options outstanding and options exercisable was 1.33 and 3.54 years, respectively.  At December 31, 2010, there was approximately $368,000 of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures.  The cost is expected to be recognized on a weighted-average basis over a period of approximately 1.33 years.

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

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of our restricted stock units and restricted stock grants for the years ended December 31, 2010 and 2009:

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2007	1,357,950	$3.27
Granted	280,434	$1.86
Vested	(601,531)	$2.94
Forfeited	(52,676)	$2.40
Unvested at December 31, 2008	984,177	$3.12
Granted	136,500	$0.33
Vested	(586,708)	$2.78
Forfeited	(309,827)	$2.57
Unvested at December 31, 2009	224,142	$3.06
Granted	500,000	$0.59
Vested	(695,205)	$1.27
Forfeited	(16,407)	$3.28
Unvested at December 31, 2010	12,530	$3.28

As of December 31, 2010, there was approximately $8,000 of unrecognized stock-based compensation related to unvested restricted stock awards, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 0.63 years.  Of the 12,530 restricted stock units and restricted stock grants unvested at December 31, 2010,  all will vest based solely on the continued employment of the grantee on December 1, 2012,  but will vest earlier on the achievement of certain named departmental objectives.

Compensation expense recorded for shares and options delivered to non-employee consultants for the years ended December 31, 2010, 2009 and 2008 was approximately $33,600, $22,150 and $80,725, respectively, which was charged to operating expenses with offsetting entries to additional paid-in capital or pre-paid assets.

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

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding and exercisable at December 31, 2007	1,141,605	$8.86

Warrants exercised/expired	-

Outstanding and exercisable at December 31, 2008	1,141,605	$8.86

Warrants exercised	-
Warrants expired	(116,666)	$3.87

Outstanding and exercisable at December 31, 2009	1,024,939	$9.43

Warrants exercised	-
Warrants expired	(101,667)	$12.00

Outstanding and exercisable at December 31, 2010	923,272	$9.15	0.60

NOTE 9– RELATED PARTIES

On March 31, 2009, we entered into a consulting agreement with Dr. Stephen McCahon, a former principal stockholder, providing for his full-time consulting services for an initial term of one year for a fee of $18,750 per month.  The agreement was terminated as of March 31, 2010.  During 2010, he was paid approximately $75,000, which included the amounts payable as of December 31, 2009.

On December 22, 2010, we engaged Mark Lister, a director of the Company, to perform consulting services for a period commencing on January 3, 2011 through March 3, 2011 to assist us with our strategic plans.  Mr. Lister agreed to relocate to Tucson, Arizona during this period and we agreed to pay to him a consulting fee of $3,000 per day, not to exceed an aggregate of $100,000 and to reimburse him for reasonable and out-of-pocket expenses incurred during the period of service.  Mr. Lister was paid $99,000 in consulting fees and approximately $15,000 in reimbursable expenses.

NOTE 10– SIGNIFICANT CUSTOMERS

The majority of our customers are either the Government or contractors to the Government and represent 97%, 97% and 87% of revenue for 2010, 2009 and 2008, respectively.  Government sourced customers represent approximately 98% and 90% of our account receivable as of December 31, 2010 and 2009, respectively.

NOTE 11 – RETIREMENT PLAN

We established a 401(k) plan for the benefit of our employees. Employees are eligible to contribute to their 401(k) accounts through payroll deductions.  We implemented an employer match benefit effective January 1, 2007, where we match 50% of the employees’ 401(k) contribution up to 3% of their eligible compensation.  The employer match expense was approximately $108,000, $106,000 and $156,000 in 2010, 2009 and 2008, respectively.  The assets of the plan are held by a third party trustee.  Plan participants may direct the investment of their funds among one or more of the investment choices available to participants.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In Tucson, Arizona, we lease office, manufacturing and storage space under a non-cancellable operating lease agreement.  On February 6, 2008, we entered into an agreement to purchase our principal office, manufacturing, storage, and primary research and development facility from Columbia Tucson, LLC (“CT”), which we previously leased from CT. The purchase price of the Property was approximately $2.2 million, which approximated fair value.  The fair value of the real estate purchased was reasonably and objectively determined, the real estate had been held by CT for a period of more than five years and was of the type that could be expected to appreciate in value.  CT has no continuing involvement or ownership in the real estate after the sale. Joseph Hayden and Steven McCahon, executive officers, Robert Howard and Thomas Dearmin, principal stockholders and former executive officers and directors, another former executive officer and certain family members of Mr. Howard own all of the membership interests of CT.  During 2008, we paid rent of approximately $39,000 to CT for the use of this property. Upon completion of the purchase transaction, the lease obligations as described were terminated.

In November, 2009, we commenced a 2-year non-cancelable, renewable operating lease in Tucson, Arizona, at a monthly rent of approximately $9,000.  We are also responsible for certain property related costs, including insurance, utilities and property taxes.

Rent expense was approximately $123,000, $390,000 and $457,000 for 2010, 2009 and 2008, respectively.

Future annual minimum lease payments at December 31, 2010 under these operating lease agreements are as follows:

Years ending December 31,	Amount

2011	$99,462
Thereafter	-

Total	$99,462

Guarantees

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity.  The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited.  However, we maintain a director's and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid.  As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2010 and 2009.

Litigation

On or about January 14, 2010, we received notice that NewOak Capital Markets LLC ("NewOak"), formerly known as J. Giordano Securities, LLC, the placement agent for our October 2005 private placement of preferred stock, commenced an arbitration proceeding against us with Financial Industry Regulatory Authority ("FINRA").  NewOak alleges that we made material misrepresentations between May 2005 and May 10, 2006 concerning the status of our products.

We previously settled class action and derivative lawsuits relating to the alleged misrepresentations.  NewOak, however, opted out of the class action and alleges that the alleged misrepresentations constituted breaches of its agreement with us and that we breached warranties we made to NewOak in connection with the 2005 private placement.  NewOak seeks indemnification and recovery for alleged breach of contract, unjust enrichment, quantum meruit, fraudulent misrepresentation, tortuous interference with prospective economic relations and violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks an award of monetary damages in excess of $50,000,000, plus punitive damages and attorney’s fees and costs.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We filed a petition in the Supreme Court of New York, New York County to stay the arbitration on the ground that the claims are not subject to arbitration.  NewOak removed the proceeding to the United States District Court, Southern District of New York, and filed a motion to compel arbitration.

United States Magistrate Judge Gabriel Gorenstein issued a Report and Recommendation dated October 5, 2010 that NewOak's motion to compel arbitration should be denied.  NewOak filed an objection to the Magistrate Judge’s Report.  By order dated December 3, 2010, United States District Judge Richard Berman overruled the Magistrate Judge’s Recommendation and granted NewOak’s motion to compel arbitration.

We then filed a notice of appeal to the United States Court of Appeals, Second Circuit of the District Court’s order, and also filed a motion for a stay of the arbitration pending appeal.  The Second Circuit has granted an interim stay of the arbitration pending its decision on the motion for a stay and, on March 10, 2011, granted a stay of the order compelling arbitration pending the appeal.  We have filed our appeal brief, and NewOak’s responsive brief was filed March 4, 2011.

In the event NewOak continues to pursue its claim, we intend to defend ourselves vigorously in any legal proceeding, and believe we have substantial defenses to the claims.

No accrual for loss has been established in connection with this pending litigation until such time a loss is likely to occur and a reasonable estimate of the loss or range of loss can be made.

We may from time to time be involved in legal proceedings arising from the normal course of business.

NOTE 13 – INCOME TAXES

The reconciliation of the difference between income taxes at the statutory rate and the income tax provision for the years ended:

	December 31 ,
	2010	2009	2008

Computed tax at statutory rate	$(997,150)	$(3,207,449)	$(2,964,672)
State taxes	733,199	(359,844)	(555,919)
Change in valuation allowance	(2,138,484)	2,178,113	3,283,073
ASC 718 stock compensation shortfalls	2,248,177	1,333,985	229,115
Other	154,258	55,195	8,403
Provision (benefit) for taxes	$-	$-	$-

Deferred tax assets (liabilities) consist of the following:

	December 31 ,
	2010	2009
Deferred Tax Assets:
Accruals and reserves	$128,314	$84,246
Depreciation and amortization	307,290	394,587
Tax credit carryforwards	579,597	847,895
Net operating loss	17,949,659	17,000,187
Goodwill amortization	356,002	396,836
ASC 718 stock compensation	301,281	3,036,875
Valuation allowance	(19,622,143)	(21,760,626)
Total deferred tax assets	$-	$-

We believe that sufficient uncertainty exists regarding the future realization of our deferred tax assets and thus a full valuation allowance is required.  The valuation allowance for the year ended December 31, 2010 decreased by approximately $2.1 million due to changes in deferred tax assets.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, we have cumulative federal and Arizona net operating loss carryforwards of approximately $79 million and $45 million, respectively, which can be used to offset future income subject to taxes.  Federal net operating loss carryforwards begin to expire in 2020.  Arizona net operating loss carryforwards begin to expire in 2011.  Included in federal net operating loss carryforwards is approximately $27.1 million from USHG related to pre-merger losses.  In addition, approximately $7 million of the federal net operating loss carryforwards are related to stock based compensation that will be credited to additional paid in capital when realized.  We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2010, we had cumulative unused research and development tax credits of approximately $239,000 and $341,000, which can be used to reduce future federal and Arizona income taxes, respectively.  As of December 31, 2010, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000.  The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

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

We had unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at December 31, 2007	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2008	9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2009	9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2010	$9,635,824

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits.  If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

The company considers the U.S. and Arizona to be major tax jurisdictions.  As of December 31, 2010, for federal tax purposes the tax years 1999 through 2010 and for Arizona the tax years 2005 through 2010 remain open to examination.  The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2010 and 2009, we had no accrued interest or penalties related to our unrecognized tax benefits.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2010	2009	2008
Cash paid during the year for:
Interest	$5,374	$1,131	$2,099
Income taxes	$-	$-	$-

Non-cash investing and financing activities:

Conversion of Series A preferred stock	$11,478	$-	$3,336,734

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly operating results for 2010 and 2009 were as follows:

	1st	2nd	3rd	4th

2010
Revenues	$3,594,778	$2,879,932	$3,260,087	$3,354,339
Gross profit	226,102	85,239	273,447	229,589
Operating loss	(955,646)	(676,472)	(329,580)	(974,309)
Net loss attributable to common stockholders	$(1,012,835)	$(745,064)	$(374,456)	$(1,019,137)

Weighted average number of shares
outstanding, basic and diluted	89,000,884	89,687,321	89,791,303	91,068,357

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.004)	$(0.01)

2009
Revenues	$2,587,398	$1,730,141	$1,877,865	$1,264,404
Gross profit	185,952	98,825	100,025	67,083
Operating loss	(3,005,455)	(3,240,224)	(1,591,732)	(1,658,315)
Net loss attributable to common stockholders	$(3,029,523)	$(3,278,493)	$(1,660,285)	$(1,710,168)

Weighted average number of shares
outstanding, basic and diluted	86,444,383	86,400,353	86,179,071	88,968,812

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.02)	$(0.02)

During 2010, 69% of our revenues were derived from supporting our USMC customer's CIED requirements.  During the first half of 2010, the support efforts for the USMC customer involved building and delivering systems and spares to our customer and field services support and training.  In the second half of 2010, support efforts involved developing a smaller version of the technology for installation on other military platforms and vehicles, and upgrading the engineering documentation of the system; while continuing field services, support and training for our customer.  The decrease of $700,000 in revenues from the first quarter to the second quarter of 2010 was largely due to completion and delivery of our USP laser to our Navy customer in the early part of the second quarter.

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

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUBSEQUENT EVENTS

On February 23, 2011, the Compensation Committee awarded, with a grant date of February 28, 2011, 325,636 restricted stock units to various employees.  The restricted stock units vest as to one-third of the shares on the third business day following the dates on which we file our Annual Report on Form 10-K for the years ending December 31, 2011, 2012 and 2013 with the Securities and Exchange Commission.