Form 10-Q
period 2011-03-31
APPLIED ENERGETICS, INC.
filed 2011-05-10
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of May 6, 2011, there were 91,188,441 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,327,319	$8,983,281
Accounts receivable	1,571,381	2,022,292
Inventory	258,881	683,546
Prepaid expenses and deposits	408,218	365,506
Other receivables	53,117	48,717
Total current assets	10,618,916	12,103,342
Long term receivables - net	205,313	205,313
Property and equipment - net	2,415,165	2,507,814
Other assets	10,000	10,000
TOTAL ASSETS	$13,249,394	$14,826,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$917,974	$870,009
Accrued expenses	597,432	1,005,682
Accrued compensation	621,835	507,341
Customer deposits	24,997	126,282
Billings in excess of costs	39,567	6,505
Total current liabilities	2,201,805	2,515,819

Total liabilities	2,201,805	2,515,819

Commitments and contingencies - See Note 9

Stockholders’ equity
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;107,172 shares issued and outstanding at March 31, 2011 and at December 31, 2010	107	107
Common stock, $.001 par value, 125,000,000 shares authorized; 91,153,770 shares issued and outstanding at March 31, 2011 and 91,068,357 shares issued and outstanding at December 31, 2010	91,153	91,068
Additional paid-in capital	78,882,637	78,738,520
Accumulated deficit	(67,926,308)	(66,519,045)
Total stockholders’ equity	11,047,589	12,310,650
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,249,394	$14,826,469

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2011	2010

Revenue	$2,816,578	$3,594,778

Cost of revenue	2,672,114	3,368,676

Gross profit	144,464	226,102

Operating expenses
General and administrative	994,686	1,077,232
Selling and marketing	324,840	71,654
Research and development	186,201	32,862
Total operating expenses	1,505,727	1,181,748

Operating loss	(1,361,263)	(955,646)

Other (expense) income
Interest expense	(1,411)	(1,667)
Interest income	1,248	2,462
Total other	(163)	795

Net loss	(1,361,426)	(954,851)

Preferred stock dividends	(45,836)	(57,984)

Net loss attributable to common stockholders	$(1,407,262)	$(1,012,835)

Net loss per common share – basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	91,058,783	89,000,884

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,361,426)	$(954,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,680	111,268
Loss on equipment disposal	97	11,684
Provision for losses on projects	(73,830)	29,000
Non-cash stock based compensation expense	91,590	525,657
Changes in assets and liabilities:
Accounts receivable	450,911	(1,398,777)
Other receivable	800	(15,618)
Inventory	498,495	(9,218)
Prepaid expenses and deposits	(42,712)	203,302
Accounts payable	47,965	462,661
Billings in excess of costs	33,062	128
Accrued expenses, deposits and deferred rent	(395,041)	326,514
Net cash (used in) operating activities	(658,409)	(708,250)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) of land, building and equipment	(2,528)	(14,244)
Proceeds from disposal of equipment	3,400	-
Net cash provided by/(used in) investing activities	872	(14,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,575	-
Net cash provided by financing activities	1,575	-

Net decrease in cash and cash equivalents	(655,962)	(722,494)

Cash and cash equivalents, beginning of period	8,983,281	9,604,643

Cash and cash equivalents, end of period	$8,327,319	$8,882,149

See accompanying notes to condensed consolidated financial statements (unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of March 31, 2011 (collectively, "company," "Applied Energetics," "we," "our" or "us").  All intercompany balances and transactions have been eliminated.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three-month period ended March 31, 2011, may not be indicative of the results for the entire year.  The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Management bases its assumptions on historical experiences and on various other estimates that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.  Such estimates and assumptions could change in the future, as more information becomes known which could impact the amounts reported and disclosed herein.  Significant estimates include revenue recognition under the percentage of completion method of contract accounting, estimating costs at completion on a contract, the valuation of inventory, carrying amount of long-lived assets, expected forfeiture rate on stock-based compensation and measurements of income tax assets and liabilities.

CASH AND CASH EQUIVALENTS

Cash equivalents are investments in money market funds or securities with an initial maturity of three months or less.  These money market funds are invested in government and U. S. Treasury based securities.

FAIR VALUE OF CURRENT ASSETS AND LIABILITIES

The carrying amount of the accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles – Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired.  ASU 2010-28 is effective for us beginning January 1, 2011.  As the carrying amount of goodwill is zero on our balance sheet, the adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

The FASB has issued ASU 2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations”.  ASU 2010-29 is intended to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective for us on January 1, 2011.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

2.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2011	December 31, 2010

Contracts receivable	$1,329,824	$2,012,027

Costs and estimated earnings on uncompleted contracts	241,557	10,265

Accounts receivable, net	1,571,381	2,022,292

Short term receivable (contract retention)	47,817	47,817
Long term receivable (contract retention)	205,313	205,313
	$1,824,511	$2,275,422

Contracts receivable are expected to be collected within a year.

Costs and Estimated Earnings on Uncompleted Contracts

	March 31, 2011	December 31, 2010

Costs incurred on uncompleted contracts	$32,149,258	$29,648,466
Estimated earnings	2,423,165	2,359,922

Total billable costs and estimated earnings	34,572,423	32,008,388
Less:
Billings to date	34,370,433	32,004,628

Total	$201,990	$3,760

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$241,557	$10,265
Billings in excess of costs and estimated earnings on uncompleted contracts	(39,567)	(6,505)

Total	$201,990	$3,760

3.	INVENTORY

Our inventories consist of the following:

	March 31, 2011	December 31, 2010
Raw materials	$94,354	$81,646
Work-in-process	164,527	675,730
Provision for loss on project	-	(73,830)

Total	$258,881	$683,546

4.	PROPERTY AND EQUIPMENT

Our property and equipment consist of the following:

	March 31, 2011	December 31, 2010

Land and buildings	$2,103,215	$2,103,215

Equipment	2,234,935	2,261,114

Furniture and building improvements	835,944	835,945

Software	813,799	813,799

Total	5,987,893	6,014,073

Less accumulated depreciation and amortization	(3,572,728)	(3,506,259)

Net property and equipment	$2,415,165	$2,507,814

We review long-lived assets, including intangible assets subject to amortization, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

We assess the recoverability of such long-lived assets by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows.  The amount of impairment, if any, is measured based on projected discounted future operating cash flows.  The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.  We conducted an impairment test for property and equipment in February 2011 for the December 31, 2010 reporting period and concluded that the carrying value of these assets is recoverable through expected future operating cash flows.

5.	SHARE-BASED COMPENSATION

Share-Based Compensation – Employees and Directors

For the three months ended March 31, 2011 and 2010, share-based compensation expense totaled approximately $92,000 and $526,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

During the three months ended March 31, 2011, the compensation committee granted 325,636 restricted stock units to various employees, including executive officers.  The restricted stock units vest as to one-third of the shares on the third business day following the dates on which we file our Annual Report on Form 10-K for the years ending December 31, 2011, 2012 and 2013 with the Securities and Exchange Commission.  As of March 31, 2011, $270,000 of total unrecognized compensation cost related to restricted stock and restricted stock units is expected to be recognized over a weighted average period of approximately 2.86 years.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table.

	Three Months Ended March 31,
	2011	2010
Expected life (years)	2.5 years	2.9 - 3 years
Dividend yield	0.0%	0.0%
Expected volatility	93.6%	93.6%
Risk free interest rates	0.85%	1.5%
Weighted average fair value of options at grant date	$0.46	$0.22

During the three months ended March 31, 2011, no shares of restricted stock vested or were forfeited, and options to purchase 13,417 shares were exercised, and options to purchase 85,999 shares were forfeited.  Cash proceeds in the amount of $5,200 from a settlement of an option exercise, which were not paid as of the balance sheet date, were received in April 2011.  The receivable is included in the other receivables caption on the balance sheet.

Warrants – Non-Employees

At March 31, 2011 and December 31, 2010 there were outstanding warrants to purchase approximately 1.0 million shares of common stock, which were issued in connection with the August 2006 financing.  The exercise price of the warrants is $9.15.

6.	SIGNIFICANT CUSTOMERS

Approximately 95% and 100% of revenues for the three-month periods ended March 31, 2011 and 2010, respectively, are generated from either the U.S. Government or contractors to the U.S. Government.

7.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units.  Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent.  Due to the losses from continuing operations for the three months ended March 31, 2011 and 2010, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Three Months Ended March 31,
	2011	2010
Options to purchase common shares	4,135,505	5,382,432
Warrants to purchase common shares	923,272	1,024,939
Unvested restricted stock units	325,636	-
Convertible preferred stock	107,172	135,572

Total potentially dilutive securities	5,491,585	6,542,943

8.	DIVIDENDS

As of March 31, 2011, we had 107,172 shares of our 6.5% Series A Convertible Preferred Stock outstanding.  A dividend was declared and paid in common stock on May 2, 2011 to the holders of record as of April 15, 2011.

Dividends on Preferred Stock are accrued when the amount and kind of the dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock, at the discretion of the company.

9.	COMMITMENTS AND CONTINGENCIES

LITIGATION

On or about January 14, 2010, NewOak Capital Markets LLC ("NewOak"), formerly known as J. Giordano Securities, LLC, the placement agent for our October 2005 private placement of preferred stock, filed a Statement of Claim against us with Financial Industry Regulatory Authority ("FINRA").  NewOak alleges that we made material misrepresentations between May 2005 and May 10, 2006 concerning the status of our products.

We previously settled class action and derivative lawsuits relating to the alleged misrepresentations.  NewOak, however, opted out of the class action and alleges that the alleged misrepresentations constituted breaches of its agreement with us and that we breached warranties we made to NewOak in connection with the 2005 private placement.  NewOak seeks indemnification and recovery for alleged breach of contract, unjust enrichment, quantum meruit, fraudulent misrepresentation, tortius interference with prospective economic relations and violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks an award of monetary damages in excess of $50,000,000, plus punitive damages and attorney’s fees and costs.

We filed a petition in the Supreme Court of New York, New York County to stay the arbitration on the ground that the claims are not subject to arbitration.  NewOak removed the proceeding to the United States District Court, Southern District of New York, and filed a motion to compel arbitration.

United States Magistrate Judge Gabriel Gorenstein issued a Report and Recommendation dated October 5, 2010 which recommended that NewOak's motion to compel arbitration should be denied.  NewOak filed an objection to the Magistrate Judge’s Report.  By order dated December 3, 2010, United States District Judge Richard Berman rejected the Magistrate Judge’s Recommendation and granted NewOak’s motion to compel arbitration.

We then filed a notice of appeal to the United States Court of Appeals, Second Circuit of the District Court’s order, and also filed a motion to expedite the appeal to stay the arbitration pending appeal.  On January 13, 2011, the Second Circuit granted a temporary stay of the arbitration pending its decision on the motion for a stay.  On March 10, 2011, the Second Circuit granted our motion to stay and to expedite the appeal.  The appeal has been fully briefed, and the Second Circuit heard oral argument on April 13, 2011.

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

On April 21, 2011, we received a $746,000 Small Business Innovation Research (SBIR) Phase II contract from the Air Force Research Laboratory to build a compact high voltage power supply.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws.  Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", “would”, “could”, “should”, "expect", "project", "anticipate", “estimates", “”possible”, "plan", "strategy", "target", "prospect" or "continue" and other similar terms and phrases.  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A.  (Risk Factors) of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.  In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

OVERVIEW

Applied Energetics develops and manufactures applied energy systems for military and commercial applications.  Through our technology development efforts, we have gained expertise and proprietary knowledge in high performance lasers, high-voltage electronics, advanced dynamic optics and atmospheric and plasma interactions.  We apply these technologies to deliver innovative technologies and systems to address urgent military requirements, including neutralizing improvised explosive devices (“IEDs”) and other high priority missions of U.S. and allied military forces.  We have developed an effective and robust counter-IED (“CIED”) system as a result of our research and development.  Additionally, we develop and manufacture high-voltage and ultra-short pulse (“USP”) laser technology for government and commercial customers for a range of applications.

The lack of an approved federal budget in the first quarter of 2011 had a material effect on our business performance.  The government was unable to award many contracts and in some cases, solicit proposals due to uncertainty regarding funding levels, legal limitations while operating under a continuing resolution that funded programs and services at fiscal year 2010 levels, and significant political and public pressure to reduce the overall level of federal spending.  It is currently unknown how the new federal budget will affect the budgets of individual customers.

During the first quarter of 2011, we completed the development of a more compact version of our counter-IED technology for our US Marine Corps (“USMC”) customer under contract, which we believe is more suitable for integration on additional types of military vehicles.  Testing of the systems by a potential government customer commenced on April 24, 2011.  Additionally, we completed our contract for providing extended field operation support to the USMC.  All contract funds for field support under our original contract have been expended, and that contract has reached the ceiling allowed for funding, making modification or extension unavailable.  We continue to provide technical support to our customers in the testing of these innovative CIED technologies, and to develop concepts that will meet their anticipated future mission needs.  We expect that the completion of the government testing of the new version of the counter-IED technology in May 2011 will facilitate acquisition strategy decisions by our USMC customer regarding their potential use of this technology.

During the first quarter of 2011, we continued the development of our Laser Guided Energy (“LGE”) technology by working with our customer, the U.S. Army’s Research, Development and Engineering Command.  Activities under this contract included improvement of high voltage systems and optics to advance the LGE technology toward a fielded capability.

We also continued our work with the U.S Navy on USP lasers, shipping our transportable demonstrator to the Pacific Missile Range Facility in Hawaii to support over-water testing.  We recently completed what we understand to be the first ever open air test of ultra-short laser propagation in a maritime environment, achieving all contract objectives established by the U. S. Navy.

During the first quarter of 2011, our High Voltage product line delivered customized high power solutions involving power supplies and transformers; as well as completion of a Phase I Small Business Innovation Research (“SBIR”) contract.  In April 2011, the Air Force Research Laboratory supported continuation of this work via a Phase II SBIR valued at $746,000.

In February 2011, we completed the establishment of a Senior Advisory Board consisting of distinguished, former members of the U.S. Military and U.S. Government.  The members of the Senior Advisory Board are The Honorable Jacques S. Gansler, PhD., former Undersecretary of Defense, Adm. Timothy J. Keating, USN (ret.), Gen. Gary Luck, U.S. Army (ret.), and Lieutenant General Emil “Buck” Bedard, USMC (ret.).  The purpose of Applied Energetics’ Senior Advisory Board is to provide advice, recommendations, and guidance to our management, Board of Directors, and the Board’s Strategic Planning Committee, related to corporate goals and strategy.  Advice and recommendations include strategic objectives and direction; market and defense trends; insights into changing defense priorities and requirements; Legislative or Executive Branch topics that may impact our strategy; identification of key personnel or potential strategic partners; or other matters relevant to the development, growth, and profitability of Applied Energetics.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010:

	2011	2010
Revenue	$2,816,578	$3,594,778
Cost of revenue	2,672,114	3,368,676
General and administrative	994,686	1,077,232
Selling and marketing	324,840	71,654
Research and development	186,201	32,862
Other (expense) income:
Interest expense	(1,411)	(1,667)
Interest income	1,248	2,462

Net loss	$(1,361,426)	$(954,851)

REVENUE

Revenue decreased approximately $778,000 to $2.8 million for the three months ended March 31, 2011 compared to $3.6 million for the three months ended March 31, 2010.  Revenues from the CIED product line decreased by $454,000 to $1.7 million as we completed our field operational support and focus on the more compact version of this technology.  USP laser revenues decreased by $420,000 to $146,000 and LGE revenues decreased by $130,000 to $707,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  High Voltage revenues increased by $226,000 to $233,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased approximately $697,000 to $2.7 million for the three months ended March 31, 2011, compared to $3.4 million for the three months ended March 31, 2010.  The decrease in cost of revenue is tied to the decrease in sales of approximately 22%.  By product line, CIED cost of revenue decreased by approximately $382,000, Laser cost of revenue decreased by $417,000 and LGE cost of revenue decreased by approximately $93,000.  High Voltage cost of revenue increased by approximately $207,000.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $83,000 to $995,000 for the three months ended March 31, 2010 compared to $1.1 million for the three months ended March 31, 2010.  Non-cash compensation costs decreased by approximately $431,000, salaries, and benefits decreased by approximately $95,000, building related expenses and supplies decreased by approximately $46,000, and depreciation and amortization expense decreased by $20,000.  These were offset by a decrease in applied labor, overhead and material handling costs allocated to cost of revenue of approximately $271,000, an increase in legal expenses of approximately $121,000, primarily relating to the claim filed by NewOak described in Note 9 to the condensed Consolidated Financial Statements, an increase in recruitment costs of approximately $89,000, and an increase in other professional services of approximately $27,000.

SELLING AND MARKETING

Selling and marketing expenses increased approximately $253,000 to $325,000 for the three months ended March 31, 2010 compared to $72,000 for the three months ended March 31, 2010.  The increase was mostly due to increases in general marketing and business development expenses of approximately $220,000.  This is consistent with our establishment of a business office in the Washington, D. C. area and associated increased activity to grow our business.  In addition, bid and proposal expense also increased by $33,000.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by approximately $153,000 to $186,000 during the three months ended March 31, 2011 as compared to $33,000 for the three months ended March 31, 2010.  During the first quarter of 2011, we continued developing two key projects initiated in mid to late 2010 geared toward commercializing products.  These two projects involve establishing a product line of USP Lasers offering higher energy and average power than currently available and maturing our nested high voltage electron beam gun technologies allowing for a wider range of market applications.

Our internal research and development costs involve experimentation, design development and enhancement of proprietary technologies and new products.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the three months ended March 31, 2011 was lower by approximately $1,000 as compared to the three months ended March 31, 2010.

NET LOSS

Our operations for the three months ended March 31, 2011 resulted in a net loss of approximately $1.4 million, an increase of approximately $407,000 compared to the $1.0 million loss for the three months ended March 31, 2010.  Our net loss attributable to common stockholders per common share – basic and diluted - increased by $0.01 per share, largely due to an increase in our net loss.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had approximately $8.3 million of cash and cash equivalents.  Our cash position decreased during the first quarter of 2011 by approximately $656,000.  During the first quarter of 2011, we received approximately $3.2 million in cash from customers, and paid approximately $2.3 million to our suppliers.  An additional $1.5 million was paid to, or on behalf of our employees.  The net cash outflow from operating activities was approximately $658,000.  Also, investing activities resulted in net cash inflow of approximately $1,000 and financing activities resulted in net cash inflow of approximately $1,600.

We anticipate that short-term and long-term funding needs will be provided by existing cash and cash equivalents and by cash generated from operating activities.  We believe that we have sufficient working capital to fulfill existing contracts and expected contracts for at least the next twelve months.  The government contracts, that presently represent a major portion of our current activity, are on a cost plus fixed fee basis.  This means all work performed is done at our Government-approved rates, which include general and administrative costs, overhead, labor and materials, fees and profit.  There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

BACKLOG OF ORDERS

At March 31, 2011, we had a backlog (workload remaining on signed contracts) of approximately $1.2 million, to be completed within the next twelve months.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended March 31, 2011, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.              EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Form of Restricted Stock Unit.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By	/s/ Joseph C. Hayden
Joseph C. Hayden
President and Principal Executive Officer

Date: May 10, 2011