Form 10-Q
period 2011-06-30
APPLIED ENERGETICS, INC.
filed 2011-08-09
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐	Smaller reporting company: ☒*
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of August 5, 2011, there were 91,371,192 shares of the issuer's common stock, par value $.001 per share, outstanding.

*The company has determined that it qualifies as a smaller reporting company based on the market value of its public float.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,950,451	$8,983,281
Accounts receivable	527,464	2,022,292
Inventory	259,302	683,546
Prepaid expenses and deposits	152,293	365,506
Other receivables	47,945	48,717
Total current assets	7,937,455	12,103,342
Long term receivables - net	205,313	205,313
Property and equipment - net	2,426,514	2,507,814
Other assets	-	10,000
TOTAL ASSETS	$10,569,282	$14,826,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$245,645	$870,009
Accrued expenses	234,850	1,005,682
Accrued compensation	480,359	507,341
Customer deposits	42,954	126,282
Billings in excess of costs	1,614	6,505
Total current liabilities	1,005,422	2,515,819

Total liabilities	1,005,422	2,515,819

Commitments and contingencies - See Note 9

Stockholders’ equity
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;107,172 shares issued and outstanding at June 30, 2011 and at December 31, 2010	107	107
Common stock, $.001 par value, 125,000,000 shares authorized; 91,371,191 shares issued and outstanding at June 30, 2011 and 91,068,357 shares issued and outstanding at December 31, 2010	91,371	91,068
Additional paid-in capital	79,040,055	78,738,520
Accumulated deficit	(69,567,673)	(66,519,045)
Total stockholders’ equity	9,563,860	12,310,650
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,569,282	$14,826,469

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,
	2011	2010

Revenue	$1,022,765	$2,879,932

Cost of revenue	927,728	2,794,693

Gross profit	95,037	85,239

Operating expenses
General and administrative	903,884	525,354
Selling and marketing	341,060	232,699
Research and development	445,588	3,658
Total operating expenses	1,690,532	761,711

Operating loss	(1,595,495)	(676,472)

Other (expense) income
Interest expense	(928)	(1,667)
Interest income	892	2,110
Total other	(36)	443

Net loss	(1,595,531)	(676,029)

Preferred stock dividends	(45,834)	(57,557)
Deemed dividend from induced conversion of Series A Preferred Stock	-	(11,478)

Net loss attributable to common stockholders	$(1,641,365)	$(745,064)

Net loss per common share – basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	91,096,836	89,687,321

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30,
	2011	2010

Revenue	$3,839,343	$6,474,709

Cost of revenue	3,599,842	6,163,369

Gross profit	239,501	311,340

Operating expenses
General and administrative	1,898,570	1,602,586
Selling and marketing	665,901	304,353
Research and development	631,788	36,520
Total operating expenses	3,196,259	1,943,459

Operating loss	(2,956,758)	(1,632,119)

Other (expense) income
Interest expense	(2,339)	(3,334)
Interest income	2,140	4,572
Total other	(199)	1,238

Net loss	(2,956,957)	(1,630,881)

Preferred stock dividends	(91,670)	(115,541)
Deemed dividend from induced conversion of Series A Preferred Stock	-	(11,478)

Net loss attributable to common stockholders	$(3,048,627)	$(1,757,900)

Net loss per common share – basic and diluted	$(0.03)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	91,076,429	89,281,990

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,956,957)	$(1,630,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,434	216,600
Loss on equipment disposal	96	5,726
Provision for inventory reserves	(73,830)	22,000
Provision for losses on projects	-	15,154
Non-cash stock based compensation expense	186,192	658,139
Changes in assets and liabilities:
Accounts receivable	1,494,828	(884,469)
Other receivable	772	(1,294)
Inventory	498,074	23,420
Prepaid expenses, deposits and other assets	223,213	302,204
Accounts payable	(624,364)	151,010
Billings in excess of costs	(4,891)	(39,124)
Accrued expenses, deposits and deferred rent	(881,142)	14,668
Net cash used in operating activities	(1,958,575)	(1,146,847)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, building and equipment	(101,630)	(16,498)
Proceeds from disposal of equipment	3,400	14,061
Net cash used in investing activities	(98,230)	(2,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	23,975	473,177
Net cash provided by financing activities	23,975	473,177

Net decrease in cash and cash equivalents	(2,032,830)	(676,107)

Cash and cash equivalents, beginning of period	8,983,281	9,604,643

Cash and cash equivalents, end of period	$6,950,451	$8,928,536

See accompanying notes to condensed consolidated financial statements (unaudited)

1.           BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of June 30, 2011 (collectively, "company," "Applied Energetics," "we," "our" or "us").  All intercompany balances and transactions have been eliminated.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three- and six- month periods ended June 30, 2011, may not be indicative of the results for the entire year.  The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and International Financial Reporting Standards”.  ASU 2011-04 is the result of by the FASB and the International Accounting Standards Board (“IASB”) to develop common requirements for measuring fair value, and will explain how to measure fair value.  ASU 2011-04 is effective for us for reports after December 15, 2011.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

FASB has issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”.  ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting, and to increase the prominence of items reported in other comprehensive income.  The FASB has decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 is effective for us for reports after December 15, 2011.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

2.           ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2011	December 31, 2010

Contracts receivable	$526,936	$2,012,027

Costs and estimated earnings on uncompleted contracts	528	10,265

Accounts receivable, net	527,464	2,022,292

Short term receivable (contract retention)	47,817	47,817
Long term receivable (contract retention)	205,313	205,313
	$780,594	$2,275,422

Contracts receivable are expected to be collected within a year.

Costs and Estimated Earnings on Uncompleted Contracts

	June 30, 2011	December 31, 2010

Costs incurred on uncompleted contracts	$33,079,293	$29,648,466
Estimated earnings	2,499,802	2,359,922

Total billable costs and estimated earnings	35,579,095	32,008,388
Less:
Billings to date	35,580,181	32,004,628

Total	$(1,086)	$3,760

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$528	$10,265
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,614)	(6,505)

Total	$(1,086)	$3,760

3.              INVENTORY

Our inventories consist of the following:

	June 30, 2011	December 31, 2010
Raw materials	$118,469	$81,646
Work-in-process	140,833	675,730
Provision for loss on project	-	(73,830)

Total	$259,302	$683,546

4.         PROPERTY AND EQUIPMENT

Our property and equipment consist of the following:

	June 30, 2011	December 31, 2010

Land	$410,728	$410,728

Buildings and improvements, leasehold improvements	2,342,160	2,246,153

Equipment	2,233,813	2,261,115

Furniture	282,278	282,278

Software	813,799	813,799

Total	6,082,778	6,014,073

Less accumulated depreciation and amortization	(3,656,264)	(3,506,259)

Net property and equipment	$2,426,514	$2,507,814

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

5.         SHARE-BASED COMPENSATION

Share-Based Compensation – Employees and Directors

For the three months ended June 30, 2011 and 2010, share-based compensation expense totaled approximately $95,000 and $132,000, respectively.  For the six months ended June 30, 2011 and 2010, share-based compensation expense totaled approximately $186,000 and $658,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

During the three months ended June 30, 2011, the compensation committee granted options to purchase 16,000 shares of our common stock to members of our Senior Advisory Board pursuant to the terms of their independent consultant agreements.  As of June 30, 2011, $252,000 of total unrecognized compensation cost related to restricted stock and restricted stock units is expected to be recognized over a weighted average period of approximately 2.6 years.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table.

	Six Months Ended June 30,
	2011	2010
Expected life (years)	2.5 years	2.9 - 3 years
Dividend yield	0.0%	0.0%
Expected volatility	93.6%	93.6%
Risk free interest rates	.85% - 1.105%	1.5%
Weighted average fair value of options at grant date	$0.48	$0.24

During the six months ended June 30, 2011, 4,326 shares of restricted stock vested or were forfeited, options to purchase 48,084 shares were exercised, and options to purchase 108,916 shares were forfeited.

Warrants – Non-Employees

At June 30, 2011 and December 31, 2010 there were outstanding warrants to purchase approximately 1.0 million shares of common stock, which were issued in connection with the August 2006 financing.  The exercise price of the warrants is $9.15.  On August 8, 2011, all outstanding warrants expired unexercised.

6.         SIGNIFICANT CUSTOMERS

Approximately 98% and 99% of revenues for the three-month periods ended June 30, 2011 and 2010, respectively, are generated from either the U.S. Government or contractors to the U.S. Government.  Approximately 96% and 100% of revenues for the six-month periods ended June 30, 2011 and 2010, respectively, are generated from either the U.S. Government or contractors to the U.S. Government.

7.         NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units.  Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent.  Due to the losses from continuing operations for the six months ended June 30, 2011 and 2010, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Six Months Ended June 30,
	2011	2010

Options to purchase common shares	4,093,921	4,480,130
Warrants to purchase common shares	923,272	1,024,939
Unvested restricted stock units	321,310	-
Convertible preferred stock	107,172	134,572

Total potentially dilutive securities	5,445,675	5,639,641

8.         DIVIDENDS

As of June 30, 2011, we had 107,172 shares of our 6.5% Series A Convertible Preferred Stock outstanding.  A dividend was declared and paid in common stock on August 1, 2011 to the holders of record as of July 15, 2011.

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

This litigation is in the preliminary stage and no discovery has been initiated by the plaintiff.  It is too early to estimate whether a loss will be incurred, and no accrual for loss has been established in connection with this pending litigation as a reasonable estimate of the loss or range of loss cannot be made at this time.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business.  As of the date of this report, we have not received notice of any other legal proceedings.

10.         SUBSEQUENT EVENTS

During this period of uncertain government fiscal policy and downward pressures on defense spending, we reduced our work force and overall expenditures to preserve cash resources.  In July, we reduced the annual base salaries of each of the executive officers and the members of the Board by approximately 15% in a cost reduction measure and reduced our workforce by approximately 22%.  These actions and other cuts in overall expenditures will result in estimated annual savings of approximately $1.75 million after a one time charge of approximately $90,000.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws.  Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", “would”, “could”, “should”, "expect", "project", "anticipate", “estimates", “possible”, "plan", "strategy", "target", "prospect" or "continue" and other similar terms and phrases.  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A.  (Risk Factors) of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.  In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

OVERVIEW

Applied Energetics develops and manufactures applied energy systems for military and commercial applications.  Through our technology development efforts, we have gained expertise and proprietary knowledge in high performance lasers and high-voltage electronics.  We deliver innovative technologies and systems to address urgent military requirements, including neutralizing improvised explosive devices (“IEDs”) and other high priority missions of U.S. military forces.  We have developed what we believe to be an effective and robust counter-IED (“C-IED”) system.  Additionally, we develop and manufacture high-voltage and ultra-short pulse (“USP”) laser systems for government and commercial customers for a range of applications.

During the second quarter of 2011, we completed all testing related to C-IED technologies developed under our US Marine Corps (“USMC”) contract.  We have not yet been informed of the official results of this testing.  We do not expect to learn of the USMC plans for future activities in this area until after the customer has completed its review of the Final Test Report.

During the second quarter of 2011, we received a $285,000 funding increase from our customer, the U.S. Army’s Armament Research, Development and Engineering Command, to improve high voltage systems and optics to advance the Laser Guided Energy (“LGE”) technology toward a fielded capability.  We conducted a technology demonstration for senior Army managers at the end of July to inform them of the technology development progress as they evaluate future funding priorities during a challenging federal fiscal environment for research and development activities.

During the second quarter of 2011, we continued work on our High Voltage project for the Air Force Research Laboratory Phase II SBIR.  This project utilizes our nested high voltage generator architecture to power a compact Marx generator for U.S. Air Force High Power Microwave applications.  The project has a value of $746,000.

We continue our investment in our USP laser technologies and our nested high voltage generator electron beam technologies to expand sales to non-governmental customers.  We believe that these new products offer superior performance to competing products currently available for commercial applications.  Our proprietary USP laser systems, which are a direct spinoff of our LGE technology, offer higher pulse energy, higher average power and a higher repetition rate for micromachining and other commercial applications.  Micromachining applications include drilling, cutting, and engraving metals, composites and ceramics.  A major part of our strategy for the introduction of our new USP laser product is the construction of our state of the art USP laser application center at our facility in Tucson, Arizona.  This new application center will enable potential customers and strategic partners to use our USP laser systems to demonstrate and validate new and emerging applications prior to purchasing new USP lasers.

We have developed a compact Electron Beam System powered by our nested high voltage generator which produces 800,000 – 1 million volts of electricity.  This system can be used in a variety of commercial applications including materials processing and cross-linking of polymers.  We have constructed an Electron Beam application center to demonstrate our nested high voltage generator products to potential manufacturing customers who use electron and ion beams in their manufacturing processes.  This center will also enable these potential customers and strategic partners to use our nested high voltage generator system to develop and validate new and emerging applications prior to purchasing new Electron Beam systems.

We are pursuing the establishment of teaming arrangements and co-marketing agreements with established laser manufacturers and process equipment manufacturers to accelerate the introduction of these new products and capabilities.  Potential examples include partnering with companies involved in laser beam precision micromachining and high power semi-conductor fabrication systems.

During this period of uncertain government fiscal policy and downward pressures on defense spending, we reduced our work force and overall expenditures to preserve cash resources.  In July, we reduced the annual base salaries of each of the executive officers and the members of the Board by approximately 15% in a cost reduction measure and reduced our workforce by approximately 22%.  These actions and other cuts in overall expenditures will result in estimated annual savings of approximately $1.75 million after a one time charge of approximately $90,000.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010:

	2011	2010
Revenue	$1,022,765	$2,879,932
Cost of revenue	927,728	2,794,693
General and administrative	903,884	525,354
Selling and marketing	341,060	232,699
Research and development	445,588	3,658
Other (expense) income:
Interest expense	(928)	(1,667)
Interest income	892	2,110

Net loss	$(1,595,531)	$(676,029)

REVENUE

Revenue decreased by approximately $1.9 million to $1.0 million for the three months ended June 30, 2011 compared to $2.9 million for the three months ended June 31, 2010, primarily as a result of completion of our C-IED related contracts with the US Marine Corp (“USMC”).  Revenues from the C-IED product line decreased by $1.7 million to $441,000 as we completed all deliverables and testing required under the USMC contract.  LGE revenues decreased by $160,000 to $506,000 and USP laser revenues decreased by $65,000 to $35,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  High Voltage revenues increased by $23,000 to $41,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased by approximately $1.9 million to $900,000 for the three months ended June 30, 2011, compared to $2.8 million for the three months ended June 30, 2010.  The decrease in cost of revenue is mostly tied to the decrease in sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $379,000 to $904,000 for the three months ended June 30, 2011 compared to $525,000 for the three months ended June 30, 2010.  This increase is attributable to the lack of absorption of $781,000 of applied labor and overheads previously charged to government contracts.  This lack of absorption was offset by decreases in salaries, wages and benefits of $166,000, professional services of $110,000, legal expenses of $45,000, recruiting expenses of $40,000, non-cash compensation costs $38,000, and depreciation and amortization expense of $18,000.

SELLING AND MARKETING

Selling and marketing and business development expenses increased by $108,000 to $341,000 for the three months ended June 30, 2010 compared to $233,000 for the three months ended June 30, 2010 as we increased our efforts to introduce our new products to expand sales to non-governmental customers.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by $442,000 to $446,000 during the three months ended June 30, 2011 as compared to $4,000 for the three months ended June 30, 2010.  During the second quarter of 2011, we accelerated development of commercial applications for our USP laser technologies and our Electron Beam Nested High Voltage technologies.  These two key projects involve establishing commercial product lines for USP Lasers offering higher energy and average power than currently available and for our nested high voltage electron beam gun technologies to enable a wider range of commercial applications.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the three months ended June 30, 2011 was lower by approximately $1,000 as compared to the three months ended June 30, 2010.

NET LOSS

Our operations for the three months ended June 30, 2011 resulted in a net loss of approximately $1.6 million, an increase of approximately $920,000 compared to the $676,000 loss for the three months ended June 30, 2010.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010:

	2011	2010
Revenue	$3,839,343	$6,474,709
Cost of revenue	3,599,842	6,163,369
General and administrative	1,898,570	1,602,586
Selling and marketing	665,901	304,353
Research and development	631,788	36,520
Other (expense) income:
Interest expense	(2,339)	(3,334)
Interest income	2,140	4,572

Net loss	$(2,956,957)	$(1,630,881)

REVENUE

Revenue decreased approximately $2.6 million to $3.8 million for the six months ended June 30, 2011 compared to $6.5 million for the six months ended June 30, 2010, primarily as a result of completion of our C-IED related contracts with the USMC during the second quarter.  Revenues from the C-IED product line decreased by $2.1 million to $2.2 million, as we completed all deliverables and testing required under the USMC contract.  USP laser revenue decreased by $484,000 to $181,000 and the LGE product line revenue decreased $291,000 to $1.2 million.  Offsetting these decreases was the increase in the High Voltage line of $249,000 to $274,000.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased approximately $2.6 million to $3.6 million for the six months ended June 30, 2011, compared to $6.2 million for the six months ended June 30, 2010.  The decrease in cost of revenue is mostly tied to the decrease in sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $296,000 to $1.9 million for the six months ended June 30, 2011 compared to $1.6 million for the six months ended June 30, 2010.  The increase is attributable to the lack of absorption of $1.0 million of applied labor and overheads previously charged to government contracts.  There was also an increase in legal professional fees of $76,000, increases to recruitment costs of approximately $55,000 and an increase to travel costs of $26,000.  These increases were offset by reductions in non-cash compensation costs of approximately $463,000, reductions in salaries, wages and benefits of $261,000, in professional services of $84,000, and supplies and building related expenses of $51,000.

SELLING AND MARKETING

Selling and marketing and business development expenses increased by approximately $362,000 to $666,000 for the six months ended June 30, 2011 compared to $304,000 for the six months ended June 30, 2010 as we increased our efforts to introduce our new products to expand sales to non-governmental customers.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by $596,000 to $632,000 for the six months ended June 30, 2011 as compared to $37,000 for the six months ended June 30, 2010.  During 2011, we accelerated development of commercial applications for our USP laser technologies and our Electron Beam Nested High Voltage technologies.  These two key projects involve establishing commercial product lines for USP Lasers offering higher energy and average power than currently available and for our nested high voltage electron beam gun technologies to enable a wider range of commercial applications

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the six months ended June 30, 2011 was lower by approximately $2,400 as compared to the six months ended June 30, 2010.

NET LOSS

Our operations for the six months ended June 30, 2011 resulted in a net loss of approximately $2.9 million, an increase of approximately $1.3 million compared to the $1.6 million loss for the six months ended June 30, 2010.  Our net loss attributable to common stockholders per common share – basic and diluted - increased by $0.01 per share, largely due to an increase in our net loss.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had approximately $7.0 million of cash and cash equivalents.  Our cash position decreased during the first half of 2011 by approximately $2.0 million.  During the first half of 2011, we received approximately $5.3 million in cash from customers, and paid approximately $7.3 million to our suppliers and employees.  Investing activities resulted in net cash outflow of approximately $98,000 and financing activities resulted in net cash inflow of approximately $24,000.

We anticipate that short-term funding needs will be provided by existing cash and cash equivalents.  If we do not receive any further C-IED orders from the USMC, based on our current level of cash expenditures, we would then anticipate net cash outflows in the range of $2.5 – $3.0 million during the next twelve month period ending June 30, 2012.  We expect to continue to have negative cash outflows until such time, if ever, that we begin to generate meaningful sales of our non-defense commercial products.  We believe that we have sufficient working capital to fulfill existing contracts and expected contracts for at least the next twelve months.

BACKLOG OF ORDERS

At June 30, 2011, we had a backlog (workload remaining on signed contracts) of approximately $1.1 million, to be completed within the next twelve months.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended June 30, 2011, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

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

On July 13, 2011, the Second Circuit reversed the District Court’s order compelling arbitration.  The Second Circuit remanded the matter with direction to grant the petition to stay arbitration.  On July 19, 2011, NewOak filed with the Second Circuit a petition for rehearing en banc or, alternatively, panel rehearing.  The petition for rehearing is currently pending.

ITEM 6.                EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By	/s/ Joseph C. Hayden
Joseph C. Hayden
President and Principal Executive Officer

Date:  August 9, 2011