Form 10-Q
period 2011-09-30
APPLIED ENERGETICS, INC.
filed 2011-11-09
CIK 879911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  As of November 7, 2011, there were 91,671,673 shares of the issuer's common stock, par value $.001 per share, outstanding.

*The company has determined that it qualifies as a smaller reporting company based on the market value of its public float.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,464,258	$8,983,281
Accounts receivable	374,327	2,022,292
Inventory	93,756	683,546
Prepaid expenses and deposits	72,693	365,506
Other receivables	50,673	48,717
Total current assets	6,055,707	12,103,342
Long term receivables	205,313	205,313
Property and equipment - net	2,460,119	2,507,814
Other assets	-	10,000
TOTAL ASSETS	$8,721,139	$14,826,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$329,979	$870,009
Accrued expenses	203,629	1,005,682
Accrued compensation	322,813	507,341
Customer deposits	13,779	126,282
Billings in excess of costs	1,859	6,505
Total current liabilities	872,059	2,515,819

Total liabilities	872,059	2,515,819

Commitments and contingencies - See Note 9

Stockholders’ equity
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;107,172 shares issued and outstanding at September 30, 2011 and at December 31, 2010	107	107
Common stock, $.001 par value, 125,000,000 shares authorized; 91,671,673 shares issued and outstanding at September 30, 2011 and 91,068,357 shares issued and outstanding at December 31, 2010	91,672	91,068
Additional paid-in capital	79,136,472	78,738,520
Accumulated deficit	(71,379,171)	(66,519,045)
Total stockholders’ equity	7,849,080	12,310,650
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,721,139	$14,826,469

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,
	2011	2010

Revenue	$611,206	$3,260,087

Cost of revenue	633,868	2,986,640

Gross profit/(loss)	(22,662)	273,447

Operating expenses
General and administrative	844,135	412,496
Selling and marketing	220,522	135,013
Research and development	677,665	55,518
Total operating expenses	1,742,322	603,027

Operating loss	(1,764,984)	(329,580)

Other (expense) income
Interest expense	(1,392)	(1,111)
Interest income	707	2,074
Total other (expense) income	(685)	963

Net loss	(1,765,669)	(328,617)

Preferred stock dividends	(45,830)	(45,839)

Net loss attributable to common stockholders	$(1,811,499)	$(374,456)

Net loss per common share – basic and diluted	$(0.02)	$(0.004)

Weighted average number of shares outstanding, basic and diluted	91,100,100	89,791,303

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended September 30,
	2011	2010

Revenue	$4,450,549	$9,734,797

Cost of revenue	4,233,710	9,150,009

Gross profit	216,839	584,788

Operating expenses
General and administrative	2,742,705	2,015,082
Selling and marketing	886,422	439,366
Research and development	1,309,453	92,038
Total operating expenses	4,938,580	2,546,486

Operating loss	(4,721,741)	(1,961,698)

Other (expense) income
Interest expense	(3,732)	(4,446)
Interest income	2,847	6,646
Total other (expense) income	(885)	2,200

Net loss	(4,722,626)	(1,959,498)

Preferred stock dividends	(137,500)	(161,380)
Deemed dividend from induced conversion of Series A Preferred Stock	-	(11,478)

Net loss attributable to common stockholders	$(4,860,126)	$(2,132,356)

Net loss per common share – basic and diluted	$(0.05)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	90,969,324	89,179,404

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,722,626)	$(1,959,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254,069	305,668
Loss on equipment disposal	4,793	5,725
Provision for inventory reserves	(73,830)	36,000
Non-cash stock based compensation expense	237,081	814,422
Changes in assets and liabilities:
Accounts receivable	1,647,965	(1,192,253)
Other receivable	(1,956)	1,710
Inventory	663,620	(20,491)
Prepaid expenses, deposits and other assets	302,813	126,533
Accounts payable	(540,030)	372,758
Billings in excess of costs	(4,646)	(37,684)
Accrued expenses and deposits	(1,099,084)	312,087
Net cash used in operating activities	(3,331,831)	(1,235,023)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, building and equipment	(214,567)	(78,670)
Proceeds from sale of short term investments	-	225,000
Proceeds from disposal of equipment	3,400	14,062
Net cash (used in)/provided by investing activities	(211,167)	160,392

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	23,975	577,406
Net cash provided by financing activities	23,975	577,406

Net decrease in cash and cash equivalents	(3,519,023)	(497,225)

Cash and cash equivalents, beginning of period	8,983,281	9,604,643

Cash and cash equivalents, end of period	$5,464,258	$9,107,418

See accompanying notes to condensed consolidated financial statements (unaudited).

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of September 30, 2011 (collectively, "company," "Applied Energetics," "we," "our" or "us").  All intercompany balances and transactions have been eliminated.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three- and nine- month periods ended September 30, 2011, may not be indicative of the results for the entire year.  The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment”.  The objective of ASU 2011-08 is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defied as having a likelihood of more than 50 percent.  ASU 2011-08 is effective for us for reporting periods after December 15, 2011.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements, as we currently do not have goodwill recorded on our financial statements.

2.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2011	December 31, 2010

Contracts receivable	$373,660	$2,012,027

Costs and estimated earnings on uncompleted contracts	667	10,265

Accounts receivable, net	374,327	2,022,292

Short term receivable (contract retention)	47,817	47,817
Long term receivable (contract retention)	205,313	205,313
	$627,457	$2,275,422

Contracts receivable are expected to be collected within a year.

Costs and Estimated Earnings on Uncompleted Contracts

	September 30, 2011	December 31, 2010

Costs incurred on uncompleted contracts	$33,378,820	$29,648,466
Estimated earnings	2,523,276	2,359,922

Total billable costs and estimated earnings	35,902,096	32,008,388
Less:
Billings to date	35,903,288	32,004,628

Total	$(1,192)	$3,760

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$667	$10,265
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,859)	(6,505)

Total	$(1,192)	$3,760

3.	INVENTORY

Our inventories consist of the following:

	September 30, 2011	December 31, 2010
Raw materials	$81,303	$81,646

Work-in-process	12,453	675,730

Provision for loss on project	-	(73,830)

Total	$93,756	$683,546

4.	PROPERTY AND EQUIPMENT

Our property and equipment consist of the following:

	September 30, 2011	December 31, 2010

Land	$410,728	$410,728

Buildings and improvements, leasehold improvements	2,313,004	2,246,153

Equipment	2,333,019	2,261,115

Furniture	270,248	282,278

Software	813,799	813,799

Total	6,140,798	6,014,073

Less accumulated depreciation and amortization	(3,680,679)	(3,506,259)

Net property and equipment	$2,460,119	$2,507,814

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

Share-Based Compensation – Employees and Directors

For the three months ended September 30, 2011 and 2010, share-based compensation expense totaled approximately $51,000 and $156,000, respectively.  For the nine months ended September 30, 2011 and 2010, share-based compensation expense totaled approximately $237,000 and $814,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

During the three months ended September 30, 2011, the compensation committee granted options to purchase 16,000 shares of our common stock to members of our Senior Advisory Board pursuant to the terms of their independent consultant agreements.  As of September 30, 2011, $230,000 of total unrecognized compensation cost related to restricted stock and restricted stock units is expected to be recognized over a weighted average period of approximately 2.34 years.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table.

	Nine Months Ended September 30,
	2011	2010
Expected life (years)	2.5 years	2.9 - 3 years
Dividend yield	0.0%	0.0%
Expected volatility	93.6%	93.6%
Risk free interest rates	0.85 - 1.12%	1 - 1.5%
Weighted average fair value of options at grant date	$0.40	$0.37

During the nine months ended September 30, 2011, 34,415 shares of restricted stock vested or were forfeited, options to purchase 48,084 shares were exercised, and options to purchase 190,247 shares were forfeited.

Warrants – Non-Employees

At September 30, 2011, there were no outstanding warrants to purchase shares of common stock as all previously outstanding warrants expired unexercised on August 8, 2011.  At December 31, 2010, there were outstanding warrants to purchase approximately 1.0 million shares of common stock, which were issued in connection with the August 2006 financing.  The exercise price of the warrants was $9.15.

6.	SIGNIFICANT CUSTOMERS

Approximately 53% and 99% of revenues for the three-month periods ended September 30, 2011 and 2010, respectively, are generated from either the U.S. Government or contractors to the U.S. Government.  Approximately 90% and 99% of revenues for the nine-month periods ended September 30, 2011 and 2010, respectively, are generated from either the U.S. Government or contractors to the U.S. Government.

7.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units.  Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent.  Due to the losses from continuing operations for the nine months ended September 30, 2011 and 2010, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Nine Months Ended September 30,
	2011	2010
Options to purchase common shares	4,028,590	4,245,255
Warrants to purchase common shares	-	1,024,939
Unvested restricted stock units	291,221	-
Convertible preferred stock	107,172	107,172

Total potentially dilutive securities	4,426,983	5,377,366

8.	DIVIDENDS

As of September 30, 2011, we had 107,172 shares of our 6.5% Series A Convertible Preferred Stock outstanding.  A dividend was declared and paid in common stock on November 1, 2011 to the holders of record as of October 15, 2011.

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

NewOak was seeking indemnification and recovery for alleged breach of contract, unjust enrichment, quantum meruit, fraudulent misrepresentation, tortious interference with prospective economic relations and violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks an award of monetary damages in excess of $50,000,000, plus punitive damages and attorney’s fees and costs.

On July 13, 2011, the United States Court of Appeals, Second Circuit dismissed the arbitration.

NewOak has advised us that it will continue to pursue its claim.  We intend to defend ourselves vigorously in any legal proceeding, and believe we have substantial defenses to the claims.  No accrual for loss has been established in connection with this potential matter as a reasonable estimate of the loss or range of loss cannot be made at this time.

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

OVERVIEW

Applied Energetics develops and manufactures applied energy systems for military and commercial applications.  Through our technology development efforts, we have gained expertise and proprietary knowledge in high performance lasers and high-voltage electronics.  We have delivered innovative technologies and systems to address urgent military requirements, including neutralizing improvised explosive devices (“IEDs”) and other high priority missions of U.S. military forces.  Additionally, we develop and manufacture high-voltage and ultrafast laser systems for government and commercial customers for a range of applications.

Early in the third quarter of 2011, we initiated cost reduction measures that included reductions in force of non-critical personnel and reductions in employee, executive and board compensation.  These reductions were intended to enable us to preserve resources and better weather the current government fiscal policy as we waited for official results of our C-IED technology from the US Marine Corps (“USMC”).  Later in the third quarter, we were informed that the USMC was re-evaluating their plan for fielding direct electrical discharge technology for C-IED and would not be funding further procurement of our tested system.  As of the date of this filing, we have not received official communications from the USMC regarding further C-IED efforts.

Also during the third quarter of 2011, we were issued a patent for an invention relating to igniting explosive devices through electric and/or electromagnetic discharge following the removal of a secrecy order.  The patent claims priority to, and the benefit of, the earlier filing date from our provisional patent application filed on May 3, 2005.

In addition, we received an increase in funding of $379,000 from our customer, the U.S. Army’s Armament Research, Development and Engineering Command, to improve high voltage systems and optics to advance the Laser Guided Energy (“LGE”) technology toward a fielded system for testing at military installations.

We continued work on our High Voltage project for the Air Force Research Laboratory Phase II SBIR.  This project utilizes our nested high voltage generator architecture to power a compact Marx generator for U.S. Air Force High Power Microwave applications.  The project has a value of $746,000.

Our proprietary ultrafast laser systems, which are a commercial adaptation of our military development activities, offer better performance for high pulse energy, high average power or high repetition rate than other commercial ultrafast lasers for micromachining and other commercial applications.  Micromachining applications include drilling, cutting, and engraving metals, composites and ceramics.  During the third quarter of 2011, we completed our ultrafast laser application center, which is a major part of our strategy for the development of customers and partners for our new ultrafast laser products into the commercial industrial markets.  This new application center enables potential customers and strategic partners to use our ultrafast laser systems to demonstrate and validate new and emerging applications prior to purchasing our ultrafast lasers systems.  In the short time our ultrafast laser application center has been operational, we have processed samples of stainless steel, quartz, glass, graphite, copper and polymer materials.  In addition, we have entered into a cooperative work agreement with Laser Light Technologies, a leading contract manufacturer in the commercial micromachining market, to jointly develop ultra-short pulse lasers and processes for the laser micromachining market.

In the High Voltage product area, we have developed equipment that produces electron beams based on our proprietary nested high voltage generator design and components that are readily scalable to increasing power levels on the order 1 million volts of electricity and above.  The small form factor for the power levels achievable from our equipment should be an advantage in a range of commercial applications that utilize electron beam radiation.  This system can be used in a variety of commercial applications including materials processing, cross-linking of polymers, and electron beam sterilization.  We have constructed an Electron Beam application center to demonstrate our compact nested high voltage generator products to potential manufacturing customers who use electron and ion beams in their manufacturing processes, and so they can appreciate the significantly smaller size of the system compared to other commercially available systems with similar capabilities.  This center enables these potential customers and strategic partners to use our nested high voltage generator system to develop and validate new and emerging applications prior to purchasing new Electron Beam systems.

We continuously evaluate the commercial viability of each of our technologies and, if we determine that the commercial viability of a technology is not justified by the investment needed to generate meaningful revenues, we may determine to discontinue such efforts.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010:

	2011	2010
Revenue	$611,206	$3,260,087
Cost of revenue	633,868	2,986,640
General and administrative	844,135	412,496
Selling and marketing	220,522	135,013
Research and development	677,665	55,518
Other (expense) income:
Interest expense	(1,392)	(1,111)
Interest income	707	2,074

Net loss	$(1,765,669)	$(328,617)

REVENUE

Revenue decreased by approximately $2.6 million to $611,000 for the three months ended September 30, 2011 compared to $3.2 million for the three months ended September 30, 2010.  Revenues from the C-IED product line decreased by $2.4 million to $0 as we completed all deliverables and testing required in the second quarter of 2011.  LGE revenues decreased by $459,000 to $407,000.  High Voltage revenues increased by $178,000 to $205,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased by approximately $2.4 million to $633,000 for the three months ended September 30, 2011, compared to $3.0 million for the three months ended September 30, 2010.  The decrease in cost of revenue is mostly tied to the decrease in sales, but includes an obsolete inventory adjustment charge of approximately $36,000 and increased cost relating to our High Voltage product line, causing a loss on this line of approximately $47,000.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $432,000 to $844,000 for the three months ended September 30, 2011 compared to $412,000 for the three months ended September 30, 2010.  This increase is attributable to the lack of absorption of $1.2 million of applied labor and overheads previously charged to government contracts, and an increase in litigation expense of $28,000.  These increases were partially offset by decreases in salaries, wages and benefits of $535,000, professional services of $157,000, non-cash compensation costs $90,000, and depreciation and amortization expense of $14,000.

SELLING AND MARKETING

Selling and marketing expenses increased by $86,000 to $221,000 for the three months ended September 30, 2010 compared to $135,000 for the three months ended September 30, 2010. The increase in sales and marketing is mostly tied to increases in business development expenses of $33,000 associated with the introduction of our new products into the commercial market and bid and proposal expenses of $53,000.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by $622,000 to $678,000 during the three months ended September 30, 2011 as compared to $56,000 for the three months ended September 30, 2010.  During the third quarter of 2011, we accelerated development of commercial applications for our ultrafast laser technologies and our Electron Beam Nested High Voltage technologies.  These two key projects involve establishing commercial product lines for ultrafast Lasers offering higher energy and average power than currently available and for our nested high voltage electron beam gun technologies to enable a wider range of commercial applications.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the three months ended September 30, 2011 was lower by approximately $1,000 as compared to the three months ended September 30, 2010.

NET LOSS

Our operations for the three months ended September 30, 2011 resulted in a net loss of approximately $1.8 million, an increase of approximately $1.4 million compared to the $329,000 loss for the three months ended September 30, 2010.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010:

	2011	2010
Revenue	$4,450,549	$9,734,797
Cost of revenue	4,233,710	9,150,009
General and administrative	2,742,705	2,015,082
Selling and marketing	886,422	439,366
Research and development	1,309,453	92,038
Other (expense) income:
Interest expense	(3,732)	(4,446)
Interest income	2,847	6,646

Net loss	$(4,722,626)	$(1,959,498)

REVENUE

Revenue decreased approximately $5.2 million to $4.5 million for the nine months ended September 30, 2011 compared to $9.7 million for the nine months ended September 30, 2010.  Revenues from the C-IED product line decreased by $4.5 million to $2.2 million, as we completed all deliverables and testing required under the C-IED contract during the second quarter of 2011.  LGE product line revenue decreased $750,000 to $1.6 million, and the ultrafast laser revenue decreased by $484,000 to $181,000.  Offsetting these decreases was the increase in the High Voltage product line revenue of $427,000 to $478,000.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased approximately $4.9 million to $4.2 million for the nine months ended September 30, 2011, compared to $9.1 million for the nine months ended September 30, 2010.  The decrease in cost of revenue is mostly tied to the decrease in sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $728,000 to $2.7 million for the nine months ended September 30, 2011 compared to $2.0 million for the nine months ended September 30, 2010.  The increase is attributable to the lack of absorption of $2.3 million of applied labor and overheads previously charged to government contracts.  There was also an increase in litigation professional fees of $105,000.  These increases were partially offset by reductions in salaries, wages, benefits and temporary help of $818,000, in non-cash compensation costs of approximately $553,000, in professional services of $241,000, and supplies and building related expenses of $57,000.

SELLING AND MARKETING

Selling and marketing and business development expenses increased by approximately $447,000 to $886,000 for the nine months ended September 30, 2011 compared to $439,000 for the nine months ended September 30, 2010.  The increase in sales and marketing is mostly tied to increases in business development expenses of $331,000 associated with the introduction of our new products into the commercial market and bid and proposal expenses of $116,000.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by $1.2 million to $1.3 million for the nine months ended September 30, 2011 as compared to $92,000 for the nine months ended September 30, 2010.  During 2011, we accelerated development of commercial applications for our ultrafast laser technologies and our Electron Beam Nested High Voltage technologies.  These two key projects involve establishing commercial product lines for ultrafast lasers offering higher energy and average power than currently available and for our nested high voltage electron beam gun technologies to enable a wider range of commercial applications

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the nine months ended September 30, 2011 was lower by approximately $4,000 as compared to the nine months ended September 30, 2010.

NET LOSS

Our operations for the nine months ended September 30, 2011 resulted in a net loss of approximately $4.7 million, an increase of approximately $2.7 million compared to the $2.0 million loss for the nine months ended September 30, 2010.  Our net loss attributable to common stockholders per common share – basic and diluted - increased by $0.03 per share, largely due to an increase in our net loss.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had approximately $5.5 million of cash and cash equivalents.  Our cash position decreased during the first nine months of 2011 by approximately $3.5 million.  During the first nine months of 2011, we received approximately $6.0 million in cash from customers, and paid approximately $9.4 million to our suppliers and employees.  Investing activities resulted in net cash outflow of approximately $211,000 and financing activities resulted in net cash inflow of approximately $24,000.

We anticipate that short-term funding needs will be provided by existing cash and cash equivalents.  Based upon our current level of cash expenditures, we anticipate net cash outflows in the range of $1.8 – 2.7 million during the next twelve month period ending September 30, 2012.  We expect to continue to have negative cash outflows until such time, if ever, that we begin to generate meaningful sales of our non-defense commercial products.  We believe that we have sufficient working capital to fulfill existing contracts and expected contracts for at least the next twelve months.

BACKLOG OF ORDERS

At September 30, 2011, we had a backlog (workload remaining on signed contracts) of approximately $925,000, to be completed within the next twelve months.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended September 30, 2011, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On or about January 14, 2010, NewOak Capital Markets LLC ("NewOak"), formerly known as J. Giordano Securities, LLC, the placement agent for our October 2005 private placement of preferred stock, filed a Statement of Claim against us with Financial Industry Regulatory Authority ("FINRA").  NewOak alleged that we made material misrepresentations between May 2005 and May 10, 2006 concerning the status of our products.

NewOak was seeking indemnification and recovery for alleged breach of contract, unjust enrichment, quantum meruit, fraudulent misrepresentation, tortious interference with prospective economic relations and violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks an award of monetary damages in excess of $50,000,000, plus punitive damages and attorney’s fees and costs.

On July 13, 2011 the United States Court of Appeals, Second Circuit dismissed the arbitration.

NewOak has advised us that it will continue to pursue its claim.  We intend to defend ourselves vigorously in any legal proceeding, and believe we have substantial defenses to the claims.

ITEM 1A.	RISK FACTORS

The following risk factors are applicable to our commercial laser operations:

The long sales cycles for our products may cause us to incur significant expense without offsetting revenues.

Our potential customers are likely to view the purchase of our products as a significant and strategic decision.  As a result, we expect them to expend significant effort in evaluation, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle.  While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customers’ needs.  We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order.  Even after this evaluation, a potential customer may not purchase our products.  As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset such expense.

Our commercial laser systems are complex in design and may contain defects that are not detected until installed and operated by our customers, which could increase our costs and reduce our revenues.

Laser systems are inherently complex in design and require ongoing regular maintenance.  The manufacture of our lasers involves a highly complex and precise process.  As a result of the technological complexity of our products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability.  To the extent that we do not achieve and maintain our projected yields or product reliability, our business operating results, financial condition and customer relationships would be adversely affected.

Our customers may discover defects in our products after the products have been fully installed and operated under the end user’s peak stress conditions.  In addition, some of our products are combined with products from other vendors, which may contain defects.  As a result, should problems occur, it may be difficult to identify the source of the problem,  If we are unable to identify and fix defects or other problems, we could experience, among other things:

•	Loss of customers;
•	Increased costs of product returns and warranty expenses;
•	Damage to our brand reputation
•	Failure to attract new customers or achieve market acceptance;
•	Diversion of development and engineering resources; and
•	Legal actions, including for personal injury and property damage, by our customers and/or their end users.

The occurrence of any one or more of the foregoing factors could seriously harm our business, financial condition and results of operations.

The commercial markets for our laser products are unpredictable and characterized by rapid technological changes and evolving standards demanding a significant investment in research and development, and, if we fail to address changing market conditions, our business and operating results will be harmed.

The photonics industry is characterized by extensive research and development, rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards.  Because this industry is subject to rapid change, it is difficult to predict its potential size or future growth rate.  Our success in generating revenues in this industry will depend on, among other things:

•	Building our relationships with our customers;
•	the education of potential end-user customers about the benefits of lasers and laser systems; and
•	our ability to accurately predict, and develop our products to meet, industry standards.

We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or to generate sales to offset the costs of development.  Our failure to address rapid technological changes in our markets could adversely affect our business and results of operations.

We continuously evaluate the commercial viability of each of our technologies and, if we determine that the commercial viability of a technology is not justified by the investment needed to generate meaningful revenues, we may determine to discontinue such efforts.

ITEM 5.	OTHER INFORMATION

On November 9, 2011, our board of directors approved the adoption of a form of Indemnification Agreement for directors and executive officers of the Company and its subsidiaries (the “Indemnification Agreement”).

The Indemnification Agreement requires us, to the fullest extent permitted by Delaware law, and subject to certain exceptions specified in the Indemnification Agreement, to indemnify the director or officer party thereto (the “Indemnitee”), if the Indemnitee is a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, including, without limitation, any action or suit by or in the right of the Corporation to procure a judgment in its favor, by reason of the fact that Indemnitee is or was or has agreed to serve at the request of the Corporation as a director, officer, employee or agent of the Corporation, or is or was serving or has agreed to serve at the request of the Corporation as a director, officer, employee or agent (which, for purposes hereof, shall include a trustee, partner or manager or similar capacity) of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection with such action, suit or proceeding and any appeal therefrom. The indemnification agreement also requires us to advance expenses incurred by the Indemnitee and to maintain insurance on behalf of the Indemnitee.

The foregoing description is qualified in its entirety by reference to the terms of the Form of Indemnification Agreement attached hereto as Exhibit 10.1 and incorporated herein by reference.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Form of Indemnification Agreement with directors and executive officers of the Company
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By	/s/ Joseph C. Hayden
Joseph C. Hayden
President and Principal Executive Officer

Date:  November 9, 2011