Form 10-K
period 2011-12-31
APPLIED ENERGETICS, INC.
filed 2012-03-29
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from __________ to __________

Commission File Number 001-14015

Applied Energetics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0262908
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3590 East Columbia Street	85714
Tucson, Arizona	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code	(520) 628-7415
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	Over the Counter Bulletin Board

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2011 (the last day of the registrant’s most recently completed second quarter) was approximately $27,797,000.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 27, 2012 was 91,670,192.

APPLIED ENERGETICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

Available Information

Applied Energetics, Inc. makes available free of charge on its website at www.appliedenergetics.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practical after electronically filing or furnishing such material to the Securities and Exchange Commission (“SEC”).

This report may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549 or at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

General

Applied Energetics, Inc. (“company”, “Applied Energetics”, “we”, “our” or “us”) designs, develops and manufactures solid state Ultra Short Pulse (“USP”) lasers for commercial applications and applied energy systems for commercial and military applications. Through our technology development efforts, we have gained expertise and proprietary knowledge in high performance lasers and high-voltage electronics.

We believe our proprietary USP laser systems, which are a commercial adaptation of our prior military development activities, offer better performance for high pulse energy and high average power compared to commercially available USP lasers for micromachining. Micromachining applications include drilling, cutting, and engraving metals, composites and ceramics. During the third quarter of 2011, we completed our USP laser application center. This new application center enables potential customers and strategic partners to use, test and validate the capabilities our USP laser systems for their individual needs and try new and emerging applications prior to purchasing our USP lasers systems. In addition, we have entered into a cooperative work agreement with Laser Light Technologies, a leading contract manufacturer in the commercial micromachining market, to jointly develop USP lasers and processes for the laser micromachining market. We have provided a USP system to them for use in their manufacturing facility developing commercial micromachining applications.

Additionally, we develop and manufacture high-voltage systems for government and commercial customers for a range of applications.

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 3590 East Columbia Street, Tucson, Arizona, 85714 and our telephone number is (520) 628-7415.

Recent Developments

The U.S. Government has significantly reduced defense spending and we do not anticipate receiving significant additional Government funding in the near future. We intend to continue to seek U.S. Government funding for our Laser Guided Energy (“LGE”), Laser Induced Plasma Channel (“LIPC”), counter- improvised explosive devices (“IED”) and high voltage laser technologies and USP systems. We have suspended the majority of our Government work due to the lack of Government funding. We are not investing company funds or resources to further develop and enhance our LGE, LIPC, counter-IED and high voltage technologies and systems. We continue to receive smaller research and development contracts and small orders from the Government and commercial customers. We will continue to develop and market our USP laser technologies and systems in commercial markets and protect our intellectual property rights. At February 29, 2012, our backlog of orders approximated $0.2 million.

As a result of the decrease in U.S. Government funding, we have significantly reduced our workforce to a level consistent with our expected operations.

We are considering strategic alternatives, including mergers, the acquisition of one or more businesses or technologies, and/or the disposition of one or more of our existing businesses.

Our continuance in business beyond 2012 is dependent on successful development of commercial customers, sales of our USP laser systems, obtaining profitable operations and additional financing necessary to fund our operations. Additional contracts from our Department of Defense customers, if available and substantial, will assist in funding our operations and contribute to revenues and profits.

High-Voltage Technologies

We have acquired and developed unique high-voltage capabilities focused on providing high-voltage solutions for semiconductor, aerospace, chemical processing, and other military and commercial activities. Opportunities currently in process or under development include advanced electron-beam technologies, nested high-voltage generators and other unique power solutions for use in a wide range of commercial and military applications. We believe our electron beam technologies are more compact than competitive technologies and offer customers a capable solution for applications that require less space for implementation.

Defense

We have delivered innovative technologies and systems to address urgent military requirements, including neutralizing improvised explosive devices and other high priority missions of U.S. military forces.

LGE and LIPC® Technologies

Upon our inception in 2002, we began developing LGE and LIPC technologies intended to precisely deliver high voltage electrical charges by using a laser to create a conductive path in the atmosphere. We have protected the enabling intellectual property through U.S. Patent filings. LGE development has been funded through multiple Department of Defense (“DoD”) contracts in support of U.S. Navy, Army, Air Force, and the Office of Secretary of Defense programs, as well as through internally funded research initiatives.

During 2011, we continued the development and advancement of our LGE technology by working with our customer, the U. S. Army’s Research, Development and Engineering Command (“ARDEC”). We have completed all contracted work authorized under the ARDEC contract. We have recently responded to ARDEC requests for proposal on contracts for development of our LGE technology; however, there is no assurance that a contract will be awarded.

Counter-IED Technologies

Working with the US Marine Corps (“USMC”), we have developed and delivered a system that demonstrated significant capability in over 200 missions in Afghanistan countering IEDs, a major threat to military operations throughout the world. During the first quarter of 2011, we completed the development of a more compact version of our counter-IED technology for our USMC customer and also completed our contract for providing extended field operation support to the USMC in Afghanistan. During the third quarter of 2011, we were informed that the USMC was re-evaluating their plan for fielding direct electrical discharge technology for counter-IED and would not be funding further procurement of our tested system.

Patents and Proprietary Information

Since our inception, we have pursued the development of a range of core intellectual property objectives using internal investment, and have aggressively pursued patents on such technology. The objective of this approach has been to establish a sole source role for us in customer-funded technology and product development contracts, as well as to build and protect the value of the intellectual property that we create, seeking to establish a preferred competitive position in the commercial marketplace. Presently, fourteen U.S. Patents have been issued and thirty-two U.S. patent applications are pending. We currently have U.S. Government initiated “national security related” secrecy orders for fourteen of the thirty-two pending patent applications. The U.S. Patent and Trademark Office imposes secrecy orders when disclosure of an invention by publication of a patent would be detrimental to the United States’ national security. These patents are treated as under review unless and until they are declassified, at which time patents may be issued, with enforcement based on the original filing date. We have thus far received notice that ten of these patent applications under secrecy order have been found patentable by the U.S. Patent Office. We have recently been notified that the secrecy orders related to two of our counter-IED patents has been rescinded. We expect that these patents will be publicly issued in the near future. Applied Energetics patents and patent applications relate to our core LIPC technology, counter-IED offerings, and other technologies related to LGE, laser and high voltage applications.

Customer Dependency

Historically, revenue was derived from contracts with Government agencies or contractors to the Government representing approximately 90% and 97%, of total revenue for 2011, and 2010, respectively. The significant reduction in Government funding for our LGE, LIPC and counter-IED technologies and systems has had, and will continue to have, a material adverse effect on Applied Energetics. We do not anticipate significant funding from our Government Customers in 2012 and thus continued operations will be dependent on funding from new customers yet to be developed. When we refer to “Government” we mean the U.S. Government and its agencies. Over the past two years our efforts have increasingly focused on applications of our technologies for commercial products and markets. We believe that both our USP laser technologies and the compact high voltage generation systems offer unique capabilities that surpass performance for competitive commercial products in the marketplace of which we are aware.

Competition

Within the USP laser and commercial high voltage markets there exist established companies which offer competitive products in our market segment. These competitors are primarily based in Europe and have substantial existing customer bases throughout the various worldwide markets.

Historically, substantially all of our activity and revenue was generated through contracts with agencies of the Government focused on military and national security applications. We have successfully developed, demonstrated, and advanced innovative directed-energy technologies. However, we face competition from other domestic companies within the defense industry and other companies with differing technologies that seek to provide similar benefits or address similar missions as our technologies. Additionally, foreign countries and companies may be developing technologies that may compete with our technologies.

Research and Development

We have historically funded our research and development primarily through internal investment and we diligently attempt to retain the sole ownership of all of the key intellectual property.

Our research and development expense was $1,674,158 and $161,280 for 2011 and 2010, respectively. Our investment in internally funded research increased during 2011 as we focused on building prototypes and establishing commercial application centers for our USP lasers and nested high voltage generators. We expect our research and development efforts to decline as we do not intend to invest our own funds on further development and advancement of our LGE, LIPC, counter-IED and high voltage technologies.

Backlog of Orders

At December 31, 2011 and 2010, respectively, we had a backlog (i.e., work load remaining on signed contracts) of approximately $390,000 and $3.3 million, respectively, to be completed within the twelve months following those dates. As February 29, 2012, our backlog was approximately $0.2 million.

Employees

As of December 31, 2011, we had 27 full time employees. The breakdown of the employees is as follows: three in executive management, two in sales, marketing and business development, five scientists, eleven in technical and engineering, two in manufacturing support and four in administrative functions including accounting, human resources and information technology. As of March 30, 2012, we had 25 full-time employees.

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2011 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors’ doubts are based on the net loss of $6.2 million for 2011, negative cash flows from operations of $4.8 million in 2011 and the fact that we may incur additional future losses due to the reduction in Government contract activity that raise substantial doubt about our ability to continue as a going concern.

We do not intend to invest our own funds to further develop and enhance LGE, LIPC, or counter-IED technologies and systems and do not anticipate receiving Government funding in the near terms.

The cash proceeds received from our 2005 and 2006 equity financings have satisfactorily funded our operating losses, our research and development program and the launch of our new products, working capital requirements, and strategic initiatives. However we have limited financial resources.

The development, enhancement and modification of technologies and products requires the commitment of substantial resources to conduct the time consuming research and development, field training and regulatory activities necessary to bring any potential technology or product to market and to establish production, marketing and sales capabilities. We do not expect to invest our own funds to further develop and advance those technologies and systems.

Current economic conditions and uncertainty of future levels of defense spending has inhibited and will continue to inhibit our ability to obtain future funding from Government sources or from public capital sources consistent with our prior history. We do not expect that it is likely that we will receive additional Government funding for our LGE, LIPC, or counter-IED technologies and subsystems in the near term. As a result our revenues can be expected further decline and losses will continue for the foreseeable future.

The timing and magnitude of Government funding and orders for our technologies and systems cannot be predicted.

Because Government agencies have been the dominant revenue source historically and many of these agencies continue to be identified as the intended customers for our various future products, it is uncertain whether we will enter into new or continue with existing development or production contracts and, if we do, what the timing or magnitude of such orders will be. In addition, the reduction in US forces in Afghanistan has really reduced the urgent need for our counter-IED system.

The receipt of future Government funding is uncertain and may be reduced or eliminated at any time, particularly if our LIPC technology does not meet certain milestones.

Due to federal budgetary constraints, we cannot provide assurance that any continued Government funding will be made available, or that we will be able to enter into any agreements with Government customers for the further development of LIPC, LGE and counter-IED technologies and systems. If additional Government funding for LIPC, LGE and counter-IED is reduced or is not forthcoming, in the absence of additional funding, our future technology development efforts would be terminated and our revenues would be adversely affected.

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

We believe that, in order to be competitive in the future, we will need to continue to develop and commercialize technologies and products, which will require the investment of financial and engineering resources. However, we do not intend to invest our funds in the further development. Due to the design complexity of our products, we may in the future experience delays in completing development and introduction on a commercial scale of new products. Any delays could result in increased costs of development, deflect resources from other projects or incur loss of contracts.

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

Our customers may discover defects in our products after the products have been fully installed and operated under the end user’s peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:

•	loss of customers;
•	increased costs of product returns and warranty expenses;
•	damage to our brand reputation;
•	failure to attract new customers or achieve market acceptance;
•	diversion of development and engineering resources; and
•	legal actions, including for personal injury and property damage, by our customers and/or their end users.

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

Approximately 90% and 97%, of our net revenue for the years ended December 31, 2011 and 2010, respectively, were from the U.S. Government and Government contractors. The current trend for the U.S. defense spending is decreasing, and is expected to be in a downward trend for the foreseeable future. We do not expect to receive Government funding for our LGE, LIPC, and counter-IED systems in the near term and expect our revenues to further decline and losses to continue for the foreseeable future.

A reduction in the quality of our relationship with the Government and defense agencies and/or a shift in Government funding could have severe consequences on our prospects and financial condition.

Any significant disruption or deterioration of our relationship with the Government or important agencies thereof could significantly reduce our revenue. Our Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. The development of our business will depend upon the continued willingness of the U.S. Government agencies to fund existing and new defense programs and, in particular, to continue to purchase our products and services. The Department of Defense may not focus its spending on technologies or missions relevant to our technologies and products.

Our competitors continuously engage in efforts to expand their business relationships with the Government which may be to our disadvantage and are likely to continue these efforts in the future. The Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with non-defense spending of the Government. Budget decisions made by the Government are outside of our control and have long-term consequences for the size and structure of Applied Energetics. The shift in Government defense spending to other programs in which we are not involved and a reduction in Government defense spending generally has had and will continue to have severe consequences for our results of operations.

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

The defense and commercial industries in which we operate are highly competitive. Our competitors range from highly resourceful small concerns, which engineer and produce specialized items, to large, diversified firms and defense contractors. Many of our potential competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities and greater financial resources than we do. Consequently, these competitors may be better suited to take advantage of economies of scale and devote greater resources to develop new technologies. There can be no assurance that we can continue to compete effectively with these firms. In addition, some of our suppliers and customers could develop the capability to manufacture products similar to products that we are developing. This would result in competing directly which could significantly reduce our revenue and seriously harm our business.

There can be no assurance that we will be able to compete successfully against our current or future competitors or that the competitive pressures we face will not result in reduced revenue and market share or seriously harm our business.

We have historically derived a substantial portion of our revenue from a limited number of contracts. Therefore, our revenue will be adversely affected if we fail to receive new contracts and renewals or follow-on contracts.

During the year ended December 31, 2011, we derived approximately 43% of our revenues from supporting our USMC customer’s counter-IED requirements. The loss of Government funding has adversely affected our revenue and, as a result, we anticipate revenue will continue decline and losses to continue for at least the foreseeable future.

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

Due to the specialized nature of our businesses, our future performance is highly dependent upon the continued services of our key engineering and scientific personnel. To the extent we obtain Government contracts or significant commercial contract our prospects depend upon our ability to attract and retain qualified engineering, scientific and manufacturing personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel could seriously harm our business, results of operations and financial condition. Additionally, since the majority of our business has historically involved technologies that are classified due to national security reasons, we must hire U.S. Citizens who have the ability to obtain a security clearance. This further reduces our potential labor pool.

Because many of our contracts and projects to date were classified for national security reasons, we may not be able to provide important information to the public.

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

Our business has been adversely affected by decreases in the general level of economic activity, such as decreases in defense spending, financial strength of customers and government procurement. We are unable to predict the duration and severity of disruptions in financial markets and the adverse economic conditions and continuation in Government fiscal tightening that might occur and the effect such events might have on our business

The unpredictability of our results may harm the trading price of our securities, or contribute to volatility.

Our operating results may vary significantly over time for a variety of reasons, many of which are outside of our control, and any of which may harm our business. The value of our securities may fluctuate as a result of considerations that are difficult to forecast, such as:

•	the size and timing of contract receipt and funding;
•	changes in Government policies and Government budgetary policies;
•	termination or expiration of a key Government contract;
•	our ability and the ability of our key suppliers to respond to changes in customer orders;
•	timing of our new product introductions and the new product introductions of our competitors;
•	adoption of new technologies and industry standards;
•	competitive factors, including pricing, availability and demand for competing products, and fluctuations in foreign currency exchange rates;
•	conditions in the capital markets and the availability of project financing;
•	the ability to hire and retain key scientists and executives and/or appropriately trained and experienced staff;
•	regulatory developments;
•	general economic conditions;
•	changes in the mix of our products;
•	cost and availability of components and subsystems; and
•	price erosion.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification would severely and adversely affect any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	The basis on which the broker or dealer made the suitability determination; and
•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commission payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their shares of common stock.

A large number of shares of our common stock could be sold in the market in the near future, which could depress our stock price.

As of March 27, 2012, we had outstanding approximately 92 million shares of common stock. A substantial portion of our shares are currently freely trading without restriction under the Securities Act of 1933, having been held by their holders for over one year and are eligible for sale under Rule 144(k) of the Securities Act

Provisions of our corporate charter documents could delay or prevent change of control.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of "blank check" preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors. The designation of preferred stock in the future, the classification of our Board of Directors, its three classes and the rights agreement could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. Moreover, the holders of our outstanding Series A Preferred Stock have a right to put their shares to the Company for $2.7 million in the event of a change of control. Such right could hinder our ability to sell our assets or a merge with another company.

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

The commercial products and systems that we sell are considered capital equipment and the company’s financial condition may preclude future sales due to perceived risk for service and warranties.

Both our commercial laser systems and compact high voltage equipment are expected to be major capital equipment purchases for industrial manufacturing. Companies evaluate these systems based upon a number of factors and criteria which include the ability of suppliers to provide long-term warranty, maintenance, technical and parts support. The company’s present financial condition may be viewed as an impediment to providing long-term customer service for these major capital equipment purchases.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our principal office, manufacturing, storage, and primary research and development facility is located in Tucson, Arizona. We purchased this approximately 25,000 square foot facility in February 2008.

In November of 2009, we entered into a lease agreement for 20,000 square feet of office and light manufacturing space in Tucson, Arizona for a period of two years at a monthly rent of approximately $9,000. This lease expired in November 2011.

Our aggregate rent expense, including common area maintenance costs, was approximately $97,000 and $123,000 for 2011 and 2010, respectively.

We believe our facilities are adequate for our current planned operations.

See Note 11 to our 2011 Consolidated Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2011.

ITEM 3.  LEGAL PROCEEDINGS

On February 9, 2012, the previously reported litigation with NewOak Capital Markets LLC. was dismissed with prejudice on February 16, 2012 pursuant to a settlement agreement which required the payment of $200,000.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market price per share

Our common stock is currently quoted for trading on the Over the Counter Bulletin Boards and the OTC Markets, trading under the symbol “AERG.OB”. The following table sets forth information as to the price range of our common stock for the period January 1, 2010 through December 31, 2011. No dividends on common stock were declared for these periods.

Quarterly Periods	High	Low
2010
First	$0.85	$0.33
Second	1.80	0.75
Third	1.44	0.98
Fourth	1.25	0.14
2011
First	0.97	0.59
Second	0.68	0.27
Third	0.52	0.19
Fourth	0.37	0.04

Holders of Record

As of March 27, 2012, there were approximately 430 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

There were no unregistered sales of securities in 2011.

Dividends

We have never paid cash dividends on our common stock and do not expect to do so in the foreseeable future. Instead, we intend to retain any earnings to support our operations and the growth of our business.

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at our discretion. We paid dividends on our 6.5% Series A Convertible Preferred Stock in May, August and November 2011 and February 2012. In 2010, 1,000 shares of common stock were exchanged for 10,000 shares of preferred stock. Such exchange was determined to be an induced conversion and, as such required $11,500 to be reported as a special dividend.

Equity Compensation Plan Information

See Item 12.

ITEM  7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management discussion and analysis (“MD&A”) together with the risk factors set forth in Item 1A and with our audited Consolidated Financial Statements and Notes thereto included elsewhere herein.

Overview

Applied Energetics, Inc. (“company”, “Applied Energetics”, “we”, “our” or “us”) designs, develops and manufactures solid state Ultra Short Pulse (USP”) lasers for commercial applications and applied energy systems for military applications. Through our technology development efforts, we have gained expertise and proprietary knowledge in high performance lasers and high-voltage electronics.

We believe our proprietary USP laser systems, which are a commercial adaptation of our prior military development activities, offer better performance for high pulse energy and high average power compared to commercially available USP lasers for micromachining. Micromachining applications include drilling, cutting, and engraving metals, composites and ceramics. During the third quarter of 2011, we completed our USP laser application center. This new application center enables potential customers and strategic partners to use, test and validate the capabilities our USP laser systems for their individual needs and try new and emerging applications prior to purchasing our USP lasers systems. In addition, we have entered into a cooperative work agreement with Laser Light Technologies, a leading contract manufacturer in the commercial micromachining market, to jointly develop USP lasers and processes for the laser micromachining market. We have provided a USP system to them for use in their manufacturing facility developing commercial micromachining applications.

Additionally, we develop and manufacture high-voltage systems for government and commercial customers for a range of applications.

High-Voltage Technologies

We have acquired and developed unique high-voltage capabilities focused on providing high-voltage solutions for semiconductor, aerospace, chemical processing, and other military and commercial activities. Opportunities currently in process or under development include advanced electron-beam technologies, nested high-voltage generators and other unique power solutions for use in a wide range of commercial and military applications. We believe our electron beam technologies are more compact than competitive technologies and offer customers a capable solution for applications that require less space for implementation.

LGE and LIPC® Technologies

Upon our inception in 2002, we began developing LGE and LIPC technologies intended to precisely deliver high voltage electrical charges by using a laser to create a conductive path in the atmosphere. We have protected what we believe to be the enabling intellectual property through U.S. Patent filings. LGE development has been funded through multiple Department of Defense (“DoD”) contracts in support of U.S. Navy, Army, Air Force, and the Office of Secretary of Defense programs, as well as through internally funded research initiatives.

During 2011, we continued the development and advancement of our LGE technology by working with our customer, the U. S. Army’s Research, Development and Engineering Command (“ARDEC”). We have completed all contracted work authorized under the ARDEC contract. We have recently responded to ARDEC requests for proposal on contracts for development of our LGE technology; however, there is no assurance that a contract will be awarded.

Counter-IED Technologies

Working with the USMC, we have developed and delivered a system that demonstrated significant capability in over 200 missions in Afghanistan countering IEDs, a major threat to military operations throughout the world. During the first quarter of 2011, we completed the development of a more compact version of our counter-IED technology for our US Marine Corps (“USMC”) customer and we completed our contract for providing extended field operation support to the USMC in Afghanistan. During the third quarter of 2011, we were informed that the USMC was re-evaluating their plan for fielding direct electrical discharge technology for counter-IED and would not be funding further procurement of our tested system.

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

The asset caption “accounts receivable” includes costs and estimated earnings in excess of billings on uncompleted contracts, which represents revenue recognized in excess of amounts billed. Such revenue is billable under the terms of the contracts at the end of the year, yet was not invoiced until January, 2012, and is generally expected to be collected within one year. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

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

Results of Operations

Our consolidated financial information for the years ending December 31, 2011, and 2010 is as follows:

	2011	2010
Revenue	$5,070,156	$13,089,136
Cost of revenue	4,793,181	12,274,759
General and administrative	3,811,028	2,924,439
Selling and marketing	1,151,213	664,665
Research and development	1,674,158	161,280
Other (expense) income:
Interest expense	(4,156)	(5,374)
Interest income	3,477	8,588
Other income	-	-
Loss before provision for income taxes	(6,360,103)	(2,932,793)
Provision (benefit) for income taxes	-	-
Net loss	$(6,360,103)	$(2,932,793)

Revenue

Revenue decreased approximately $8.0 million to $5.0 million for the year ended December 31, 2011 compared to 2010 primarily as a result of the reduction in Government spending on our technologies. Our counter-IED revenue decreased by $6.9 million to $2.2 million in 2011; as we completed work on our contract supporting our USMC during the first half of 2011. LGE revenue decreased by $822,000 to $2.1 million as we exhausted the available funding under our contract with ARDEC. Additionally, our USP Laser revenues decreased by $503,000 for the year ended 2011 largely due to the delivery of our USP Laser to the Navy in June of 2010. Offsetting these decreases in revenue was an increase in our HV revenue of $227,000 for the year ended 2011.

Cost of Revenue

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased by $7.5 million for the year ended December 31, 2011 compared to 2010. The decrease in cost of revenue is directly tied to the decrease in sales activity of approximately 61%. Cost of revenue as a percentage of revenue remained relatively constant.

General and Administrative

General and administrative expenses increased approximately $887,000 for the year ended December 31, 2011 compared to 2010. Salaries and wages decreased by approximately $1.5 million, non-cash compensation costs decreased by approximately $687,000, professional services decreased by approximately $388,000, and supplies and building related expenses decreased by approximately $129,000. Offsetting these reductions in operating expenses was a decrease in absorption of labor and overheads of approximately $3.4 million previously charged to government contracts because our staffing exceeded our operational requirements as a result of the reduced volume of government contract business, as well as a $150,000 charge relating to the settlement of a lawsuit in February 2012 . To compensate for the decrease in government revenues we instituted various cost saving measures through 2011 and the beginning of 2012; which included reducing our workforce, exiting our leased facilities, and reductions in other operating expenses.

At December 31, 2011, there were approximately $145,000 of unrecognized compensation costs related to unvested restricted stock awards, and approximately $78,000 of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures. The costs for unvested stock options are expected to be recognized on a weighted-average basis over approximately one year. The costs for restricted stock awards are expected to be recognized on a weighted-average basis over approximately two years.

Selling and Marketing

Selling and marketing expenses increased by approximately $487,000 for the year ended December 31, 2011 compared to 2010. The increase was mostly due to an increase in our bid and proposal activity along with an increase in headcount do to the addition of our VP of Business Development in October of 2010.

Research and Development

Research and development expenses increased approximately $1.5 million for the year ended December 31, 2011 compared to 2010. Our investment in internally funded research increased during 2011 as we focused on building prototypes and establishing commercial application centers for our USP lasers and nested high voltage generators. We expect our research and development efforts to decline as we do not intend to invest our own funds on further development and advancement of our LGE, LIPC, counter-IED and high voltage technologies.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense. Net interest income for 2011 was lower by approximately $5,000 from 2010 primarily due to the lower balance of invested funds and to investments being held in cash and money markets.

Net Loss

Our operations in 2011 resulted in a net loss of approximately $6.4 million, an increase of approximately $3.5 million compared to the approximately $2.9 million net loss for 2010. Our net loss attributable to common stockholders per common share – basic and diluted increased from $0.04 per share to $0.07 per share, largely due to the increase of net loss.

Inflation and Seasonality

We do not believe that inflation has a material effect on the operations or financial condition of our business, nor do we believe that we are subject to significant seasonal swings in our business.

Trend Discussion

We expect revenues for 2012 to decline as a result of decreased Government spending and tightening of the defense budget, the completion of our contract with the USMC for our counter-IED systems and completion of funding under our ARDEC contract for our LGE technology.

As a result, to reduce our cost of revenue, research and development and general and administrative expenses, we have made a strategic decision not to invest internal funds on the further development and advancement of our LGE, LIPC, counter-IED and high voltage systems and have reduced our work force to a level consistent with our expected operations.

Liquidity and Capital Resources

At December 31, 2011, we had approximately $3.9 million of cash and cash equivalents, a decrease of approximately $5 million. In 2011, we used approximately $4.8 million in operating activities. During 2011, we received approximately $6.5 million in cash from customers, and paid approximately $6.7 million to our suppliers. An additional $4.8 million was paid to, or on behalf of our employees. The net cash outflow from operating activities is approximately $4.8 million. Also in 2011, investing activities caused net cash outflow of approximately $233,000 and financing activities caused net cash inflow of approximately $24,000.

The fiscal year 2012 Department of Defense budget was approved in January of 2012. This budget and the President’s proposed budget for 2013 reflect significant reductions in research and development funding for the foreseeable future. This area has historically generated greater than 90% of revenues; therefore we expect to continue having significantly reduced revenues from the US Government. Furthermore, it is expected that revenue generated from commercial sales of our new USP laser and High Voltage systems will not become significant for at least the next twelve months as these products gain market acceptance. The combination of these conditions will cause further depletion our cash reserves during the transition to commercialize our USP laser technologies. We are considering strategic alternatives, including mergers, the acquisition of one or more businesses or technologies, and/or the disposition of one or more of our existing businesses.

Our continuance in business beyond 2012 is dependent on successful development of new commercial customers and sales of our USP laser systems, obtaining profitable operations and additional financing necessary to fund our operations. Additional contracts from our Department of Defense customers, if available and substantial, may assist in funding our operations and contribute to our overall profitability. Since there can be no assurances regarding the above, these factors raise substantial doubt about our ability to continue as a going concern.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2011 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors’ doubts are based on the net loss of $6.4 million for 2011, negative cash flows from operations of $4.8 million in 2011 and the fact that we may incur additional future losses due to the reduction in Government contract activity that raise substantial doubt about our ability to continue as a going concern.

Backlog

At December 31, 2011 and 2010, we had a backlog (i.e., work load remaining on signed contracts) of approximately $390,000 and $3.3 million, respectively, to be completed within the twelve months following those dates. As of February 29, 2012, our backlog was approximately $0.2 million.

Contractual Obligations:

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2011:

	Payment by Period
		Less than 1			More than 5
	Total	Year	1 to 3 Years	3 to 5 Years	Years

Operating leases	$-	$-	$-	$-	$-
Purchase Obligations	60,308	60,308	-	-	-

Total	$60,308	$60,308	$-	$-	$-

Included in the above table are obligations for which we are contractually liable, but are specific to cost type reimbursable government contracts. Not included in the above table are the dividends on our Series A Preferred Stock that are approximately $172,000 each year (approximately $43,000 each quarter), assuming no conversion of the outstanding shares of Series A Preferred Stock into shares of common stock.

Operating Leases

We have, in the past, operated in leased premises under operating leases. Total rent expense on premises amounted to approximately $97,000 and $123,000 for 2011 and 2010, respectively.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at the rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly, when declared. The holders of the Series A Preferred Stock have a right to put the stock to the Company for an aggregate amount equal to the liquidation preference ($2.7 million) in the event of a change in control. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. As of December 31, 2011, there were 107,172 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 11 to the Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the related notes and the Report of Independent Registered Public Accounting Firm thereon, are included in Applied Energetics’ 2011 Consolidated Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit smaller reporting companies to provide only management attestation in annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officers and directors:

Name	Age	Principal Position	Director, Term expiring in

James M. Feigley	62	Chairman of the Board	2012
Joseph C. Hayden	53	President and principal executive officer
Humberto A. Astorga	39	Controller, principal financial officer and principal accounting officer
Eric F. Lau	47	Chief Operating Officer and Vice President of Engineering
George P. Farley	73	Independent Director	2012
James K. Harlan	60	Independent Director	2013
John F. Levy	56	Independent Director	2014
Mark J. Lister	54	Independent Director	2014

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

Humberto A. Astorga: Humberto A. Astorga has been our Chief Financial Officer since June 2010, and our principal financial officer and principal accounting officer since September 2009. Since March 2006, Mr. Astorga has been Controller of Applied Energetics. Prior to joining the company, Mr. Astorga was Controller of Lasertel, Inc., a semi-conductor laser manufacturer he joined in June 2002. From 2001 through June 2002, Mr. Astorga was senior financial analyst of NCS Pearson, Inc., a provider of educational assessments, products, services and solutions. Prior to joining NCS Pearson, Mr. Astorga was the SAP Business Analyst for Leoni Wiring Systems, Inc., a global supplier of wires, cables and wiring systems. From 1997 until he joined Leoni Wiring in 2000, Mr. Astorga was a senior financial analyst for the Chamberlain Group, Inc., a consumer electronics manufacturing company. Mr. Astorga is a graduate of Eller College at University of Arizona and he received an M.B.A. from University of Phoenix.

Eric F. Lau: Eric F. Lau has been the Chief Operating Officer and Vice President of Engineering since December 2010. Since July 2009, Mr. Lau served as Director of Engineering and Operations. From December 2002 to July 2009, Mr. Lau was a Program Manager for the Laser Guided Energy (LGE) and counter-IED Programs. Prior to joining the company in December 2002, Mr. Lau was the Vice President of Operations for Mission Viejo S. A. de C. V. from 1998 through 2002. From 1994 to 1998, Mr. Lau was the New Product Development Team Leader for P. L. Porter Company. From 1991 to 1994, Mr. Lau was a Senior Project Engineer at Robertshaw Controls, Co. and from 1986 to 1991, Mr. Lau was a Project and Design Engineer at ITT General Controls. Mr. Lau is a graduate of the University of Southern California, where he received a Bachelor’s Degree in Mechanical Engineering.

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

John F. Levy: John F. Levy has been a director of the company since June 2009. Mr. Levy serves as Chairman of our Nominating and Corporate Governance Committee and as a member of our Audit and Strategic Planning Committee. Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm that advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. Mr. Levy served as the Interim Chief Financial Officer from November 2005 to March 2006 of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007. From November 1997 to May 2005, Mr. Levy served as Chief Financial Officer of MediaBay, Inc., a NASDAQ listed company and provider of spoken word audio content. While at MediaBay, he also served for a period as its Vice Chairman. Mr. Levy is a certified public accountant with nine years of experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a director and non-executive Chairman of the Board of Applied Minerals, Inc., an exploration stage natural resource and mining company, a director, lead director and chair of the audit committee of Gilman Ciocia, Inc., a publicly traded financial planning and tax preparation firm, and a director of Brightpoint, Inc., a publicly traded company that provides supply chain solutions to leading stakeholders in the wireless industry. Mr. Levy was formerly a director of Take-Two Interactive Software, Inc. and PNG Ventures, Inc. Mr. Levy has authored The 21st Century Director: Legal and Ethical Responsibilities of Board Members, a course on the ethical and legal responsibilities of board members initially presented to various state accounting societies. Mr. Levy has a B.S. degree in Economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph's University in Philadelphia.

Mark J. Lister: Mark J. Lister has served as a member of our Board of Directors since June 2009. Mr. Lister serves as the Chairman of our Strategic Planning Committee. Since November 2006, Mr. Lister has been President of StratTechs, Inc., a consulting firm he founded which specializes in brokering technology within the Defense, Intelligence and Homeland Security Government markets. Mr. Lister recently completed service on the Secretary of the Navy Advisory Panel and formerly served as Chairman of the Naval Research Advisory Committee. From January 1992 to June 2006, Mr. Lister was employed by the Sarnoff Corporation where he most recently served as Senior Vice President of Government Operations. While at Sarnoff, from 2001 to 2006, Mr. Lister served as Managing Director of the Rosettex Technology and Ventures Group, a joint venture of Sarnoff Corporation and SRI International for which he was a founder, and from 1996 to 2001, Mr. Lister served as Executive Director of the National Information Display Laboratory. From 1987 to 1992, he served as Director, Advanced Development and Applications in the Research and Development Group of the Office of the Assistant Secretary of the U.S. Air Force for Space. Mr. Lister’s government career began at the Naval Research Laboratory where he served as a researcher in the Space Applications Branch from 1977 to 1987. Mr. Lister has a B.S. in Electrical Engineering from Drexel University, a B.S. in Mathematics from St. Vincent College and a MEA from George Washington University.

Director Qualifications, Experience and Skills

All of our directors bring to our Board a wealth of executive leadership experience derived from their service as senior executives and, in many cases, founders of industry or knowledge specific consulting firms or operational businesses. They also offer extensive public company board experience. Each of our board members has demonstrated strong business acumen and an ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards. When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the company’s business and structure, the Corporate Governance and Nominating Committee and the Board of Directors focused primarily on the information discussed in each of the Directors’ individual biographies set forth above and the specific individual qualifications, experience and skills as described below:

•	General Feigley’s service in the United States Marine Corps and ownership and operation of a defense consulting firm provides us with invaluable insight into our government customers’ needs and requirements, as well as contacts to key personnel within these companies.
•	Mr. Farley’s extensive knowledge of accounting, the capital markets, financial reporting and financial strategies from his extensive public accounting experience, and prior services as a chief financial officer of a public company and as audit committee member of several public companies. Mr. Farley specialized in “Transactional Accounting” managing the accounting and auditing function for numerous public financings, mergers, acquisitions, reorganizations and business dispositions. In 1993, Mr. Farley was part of the team that created a new financing vehicle, the Specified Purpose Acquisition Company “SPAC”.
•	Mr. Harlan’s service in senior executive positions in manufacturing and operations provide our Board with a wealth of knowledge for these aspects of our business. Mr. Harlan has significant experience with management and commercial issues associated with technology based businesses that comprise an important aspect of our business position. Mr. Harlan also has prior experience in serving on the compensation and audit committees of other public companies.
•	Mr. Levy’s extensive knowledge of accounting, the capital markets, corporate governance, corporate compliance, financial reporting and financial strategies from his public accounting firm experience and service as chief financial officer and audit committee member of several public companies, as well as through the services he provides to public companies through Board Advisory a consulting firm he founded.
•	Mr. Lister’s broad perspective regarding our customers, markets and bringing defense industry applications to market gained through the services provided by his consulting firm to customers in the Defense, Intelligence and Homeland Security Government markets, as well as from his current and previous positions with the Navy Advisory Panel and Navel Research Advisory Committee and senior assignment with the U.S. Air Force Office of Space Systems.

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

Strategic Planning Committee

The Strategic Planning Committee is comprised of Messrs. Lister (Chairman), Feigley and Levy. The Committee is responsible for providing oversight to establish strategic direction for the Company, develop with Company management and recommend to the Board a short and long-term strategic plan for the Company, periodically review and update the plan, investigate and review merger, acquisition, joint venture and other business combination and strategic opportunities and to provide oversight for monitoring and executing strategies.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses, for the periods presented, the compensation for the persons who served as our Principal Executive Officer, our Chief Financial Officer and our Chief Operating Officer for the years ended December 31, 2011, and 2010 (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total
Joseph C. Hayden	2011	$214,740	$-	$19,090	$-	$3,688	$237,518
President, principal executive officer	2010	$222,384	$25,000	$-	$-	$5,259	$252,643

Humberto A. Astorga	2011	$160,385	$-	$14,110		$400	$174,895
Chief Financial Officer, principal financial officer, Controller	2010	$142,308	$-	$-	$16,432	$2,887	$161,627

Eric F. Lau	2011	$161,154	$-	$14,110		$3,199	$178,463
Chief Operating Officer, Vice President of Engineering	2010	$140,414	$-	$-	$16,432	$4,063	$160,909

(1)	Mr. Hayden’s 2011 salary reflects the decrease of his base salary to $195,500 effective July 5, 2011, and his 2010 salary reflects the increase of his base salary to $230,000 effective March 23, 2010. Mr. Astorga’s 2011 salary reflects the decrease of his base salary to $150,000 effective July 5, 2011 and his 2010 salary reflects the increase of his base salary to $170,000 effective January 3, 2011. Mr. Lau’s 2011 salary reflects the decrease of his base salary to $150,000 effective July 5, 2011, and his 2010 salary reflects the increase of his base salary to $170,000 upon his appointment as Chief Operating Officer and Vice President of Engineering.
(2)	Mr. Hayden’s cash bonus in 2010 was determined by the compensation committee.
(3)	The amounts included in the “Stock Awards” column represent the aggregate grant date fair value in 2011, and 2010 related to stock awards, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 7 to our 2011 Consolidated Financial Statements.
(4)	The amounts included in the “Option Awards” column represent the aggregate grant date fair value in 2011, and 2010 related to stock option awards, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 7 to our 2011 Consolidated Financial Statements.
(5)	The amounts shown in the “All Other Compensation” column are attributable to the company match expense for 401(k) contributions. All named executives received an employer matching benefit pursuant to which we match 50% of the employees’ 401(K) contribution up to 3% of their eligible compensation to their 401(K) plans, a benefit that is available to all employees. Additionally, “All Other Compensation” includes the dollar value of life insurance premiums paid by us for all named executive officers.

Employment Agreements for Named Executive Officers

We currently have no employment agreements for named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the Named Executives at December 31, 2011:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price	Option Expiration Date	Number of Shares of stock that have not vested		Market Value of Shares of stock that have not vested
Joseph C. Hayden	-		-				23,000	(1)	$1,679
	-		-				17,000	(2)	$1,241

Humberto A.	58,000	(3)	-		$0.50	03/09/2012	-		$-
Astorga	166,667	(4)	-		$0.40	07/16/2014	-		$-
	33,333	(5)	16,667	(5)	$0.60	03/23/2015	-		$-

Eric F. Lau	-		-				3,375	(6)	$246
	-		-				17,000	(7)	$1,241
	69,500	(8)	-		$0.50	03/09/2012	-		$-
	17,500	(9)	-		$0.50	03/09/2012	-		$-
	250,000	(10)	-		$0.40	07/16/2014	-		$-
	33,334	(11)	16,666	(11)	$0.60	03/23/2015	-		$-

(1)	Restricted stock grant vests as to one third on the second day following the filing of the 10-K report for each of the years ended 2011, 2012 and 2013. These restricted stock units were granted under the 2007 Stock Incentive Plan.
(2)	Restricted stock grant vests as to one third on the second day following the filing of the 10-K report for each of the years ended 2011, 2012 and 2013. These restricted stock units were granted under the 2007 Stock Incentive Plan.
(3)	Pursuant to an exchange offer (the “Exchange Offer”) made in March 2009 to all employees and directors with respect to all then outstanding options granted under our 2004 Stock Incentive Plans, Mr. Astorga exchanged options to purchase 116,000 shares of common stock in March 2009 for options to purchase 58,000 of common stock exercisable at $0.50 per share. The options received in the Exchange Offer vested immediately and are exercisable over a three year period from the date of the exchange. These options were granted under the 2004 Stock Incentive Plan.
(4)	Vested as to 83,333 shares on each of July 16, 2010 and 2011. These options were granted under the 2007 Stock Incentive Plan.
(5)	Vested as to 16,667 shares on each of March 23, 2010 and 2011, and vests annually in 2012. These options were granted under the 2007 Stock Incentive Plan.
(6)	Restricted stock grant vests upon the achievement of certain specified performance targets or on November 29, 2012. These restricted stock units were granted under the 2007 Stock Incentive Plan.
(7)	Restricted stock grant vests as to one third on the second day following the filing of the 10-K report for each of the years ended 2011, 2012 and 2013. These restricted stock awards were granted under the 2007 Stock Incentive Plan.
(8)	Pursuant to the Exchange Offer, Mr. Lau exchanged options to purchase 139,000 shares of common stock for options to purchase 69,500 of common stock exercisable at $0.50 per share. The options received in the Exchange Offer vested immediately and are exercisable over a three year period from the date of the exchange. These options were granted under the 2004 Stock Incentive Plan.
(9)	Vested on April 23, 2009. These options were granted under the 2007 Stock Incentive Plan.
(10)	Vested as to 83,333 shares on each of July 16, 2009, 2010 and 2011. These options were granted under the 2007 Stock Incentive Plan.
(11)	Vested on each of March 23, 2010 and 2011, and vests on March 23, 2012. These options were granted under the 2007 Stock Incentive Plan.
(12)	The market value of shares or units of stock that have not vested as reported in the table above is determined by multiplying the closing market price of our common stock on the last trading day of 2011 of $0.073 by the number of shares stock that have not vested.

Payments upon Termination or Change-In-Control

There are no termination or change in control agreements in place.

Director Compensation

The following table discloses our director compensation for the year ended December 31, 2011:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
George P. Farley	$69,375	$-	$69,375

James K. Harlan	$50,875	$-	$50,875

James M. Feigley	$115,625	$-	$115,625

John F. Levy	$50,875	$-	$50,875

Mark J. Lister	$191,500	$-	$191,500

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

In July of 2011, the board reduced their compensation by 15% and in March 2012, the board further reduced its compensation by 25%.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2011, none of our executive officers served on the Board of Directors or the Compensation Committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 27, 2012:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 27, 2012 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 91,670,192 shares outstanding on March 27, 2012. Restricted stock units which were granted February 28, 2011, begin vesting on the third business day following the dates on which we file our Annual Report on Form 10-K for the years ending December 31, 2011, 2012 and 2013 with the Securities and Exchange Commission. Therefore, the first vesting is included in the table below.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)
Superius Securities Group Inc. Profit Sharing Plan	8,535,997	2	9.3%
Joseph C. Hayden	5,604,468		6.1%
James M. Feigley	528,697	3	*
Eric F. Lau	335,084	4	*
Humberto A. Astorga	251,183	5	*
James K. Harlan	119,365	6	*
Mark J. Lister	125,000	7	*
John F. Levy	87,500	8	*
George P. Farley	0	9	*
All directors and executive officers as a group (8 persons)	7,051,297		7.6%

* Less than 1%

(1)	Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options held by that person that are exercisable within 60 days of the Record Date.
(2)	Based on information contained in a report on Schedule 13G filed with the SEC on October 29, 2009. The address of Superius Securities Group Inc. Profit Sharing Plan is 94 Grand Ave., Englewood, NJ 07631.
(3)	Represents 103,697 shares of common stock and 425,000 options exercisable within 60 days of record date.
(4)	Represents 35,084 shares of common stock and 300,000 options exercisable within 60 days record date.
(5)	Represents 34,516 shares of common stock and 216,667 options exercisable within 60 days record date.
(6)	Represents 64,365 shares of common stock and 55,000 options exercisable within 60 days of record date.
(7)	Represents 75,000 shares of common stock and 50,000 options exercisable within 60 days of record date.
(8)	Represents 37,500 shares of common stock and 50,000 options exercisable within 60 days of record date.

(9)	Mr. Farley denies beneficial ownership of the common shares and common shares issuable upon exercise of options he transferred to various LLCs.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,823,260	$0.52	7,320,156
Equity compensation plans not approved by security holders	-	$-	-
Total	3,823,260	$0.52	7,320,156

The following is a description of currently open stock option and equity plans.

The 2004 Stock Incentive Plan (“2004 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 3,000,000 shares of common stock were originally reserved for distribution pursuant to the 2004 Plan. On June 28, 2005, the stockholders approved an amendment to the 2004 Plan to (i) increase the number of shares of the company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of common stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares. As of December 31, 2011, options to purchase 2,485,195 shares were outstanding under this plan. Additionally, as of December 31, 2011, there were no unvested restricted stock units outstanding under this plan. Approximately 450,000 shares were available for grant under this plan as of December 31, 2011.

The 2007 Stock Incentive Plan (“2007 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based awards. A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan. As of December 31, 2011, options to purchase 1,338,065 shares were outstanding under this plan. As of December 31, 2011, 242,635 restricted stock grants remain outstanding under the plan. As of December 31, 2011, approximately 6.8 million shares were available for grant from this plan, 5.0 million of which are reserved for the years 2012 to 2017.

We have, from time to time, also granted non-plan options and other equity-based awards to certain officers, directors, employees and consultants. No inducement grants as defined were made during 2011, nor are any outstanding from previous years.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to the company by BDO USA, LLP for professional services rendered for the years ended December 31, 2011 and 2010.

	2011	2010
Audit Fees	$141,500	$326,500
Tax Fees	$18,000	$46,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this report:

(a)	(1)	The Consolidated Financial Statements of Applied Energetics, Inc. are filed as part of this report on page F-1 following the signatures.

Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Amended and Restated Plan and Agreement of Merger entered into as of March 17, 2004, by and among U.S. Home & Garden, Inc. (“USHG”), Ionatron Acquisition Corp., a wholly-owned subsidiary of USHG, Robert Kassel (for purposes of Sections 5.9, 6.2(d), 6.2(j), 9.4 and 10.10 only), Fred Heiden (for purposes of Section 9.4 only), and Ionatron, Inc. and Robert Howard, Stephen W. McCahon, Thomas C. Dearmin and Joseph C. Hayden (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on March 24, 2004).
3.1	Certificate of Incorporation, as amended, (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-KSB for the fiscal year ended June 30, 1995).
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on April 29, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).
3.3	Certificate of Elimination of the 10% Series A Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).
3.4	Certificate of Designation of the 6.5% Series A Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s 8-K filed with the SEC on October 28, 2005).
3.5	Certificate of Ownership and Merger of Applied Energetics, Inc. into Ionatron, Inc. (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on February 20, 2008).
3.6	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the Quarter ended June 30, 2007.
3.7	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 10, 2007.
4.1	Form of certificate evidencing Common Stock, $.001 par value, of the Registrant
10.1	2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on May 25, 2005).
10.2	Form of 2004 Stock Incentive Plan Non-Qualifying Stock Option Agreement for Directors (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended June 30, 2005).
10.3	2007 Stock Incentive Plan (as amended).
21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)
23	Consent of BDO USA, LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Compensation Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2010)
99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009)
99.3	Audit Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2012.

APPLIED ENERGETICS, INC.

By	/s/ Joseph C. Hayden
Joseph C. Hayden
President, Principal Executive Officer
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of March, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

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

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

F- 1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Applied Energetics, Inc.

Tucson, Arizona

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Energetics, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flow from operations and may incur additional losses due to the reduction in Government contract activity that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Phoenix, Arizona

March 29, 2012

F- 2

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31 ,

	2011	2010

Revenue	$5,070,156	$13,089,136
Cost of revenue	4,793,181	12,274,759

Gross profit	276,975	814,377

Operating expenses:
General and administrative	3,811,028	2,924,439
Selling and marketing	1,151,213	664,665
Research and development	1,674,158	161,280
Total operating expenses	6,636,399	3,750,384

Operating loss	(6,359,424)	(2,936,007)

Other income (expense):
Interest expense	(4,156)	(5,374)
Interest income	3,477	8,588
Total other income (expense)	(679)	3,214

Loss before provision for income taxes	(6,360,103)	(2,932,793)

Provision for income taxes	-	-

Net loss	(6,360,103)	(2,932,793)

Preferred stock dividends	(166,042)	(207,221)
Deemed dividend from induced conversion of Series A preferred stock	-	(11,478)

Net loss attributable to common stockholders	$(6,526,145)	$(3,151,492)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.07)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	90,992,496	89,211,315

See accompanying notes to consolidated financial statements.

F- 3

APPLIED ENERGETICS, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31 ,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$3,937,135	$8,983,281
Accounts receivable	494,744	2,022,292
Inventory - net	141,676	683,546
Prepaid expenses	249,215	365,506
Other receivables	99,447	48,717
Total current assets	4,922,217	12,103,342
Long term receivable	205,313	205,313
Property and equipment - net	2,366,180	2,507,814
Other assets	-	10,000
TOTAL ASSETS	$7,493,710	$14,826,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$318,330	$870,009
Accrued expenses	415,880	798,962
Insurance premium financing (3.9% interest)	212,526	206,720
Accrued compensation	293,671	507,341
Customer deposits	49,046	126,282
Billings in excess of costs	2,152	6,505
Total current liabilities	1,291,605	2,515,819

Total liabilities	1,291,605	2,515,819

Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 107,172 shares issued and outstanding at December 31, 2011 and 2010 (Liquidation preference $2,679,300)	107	107
Common stock, $.001 par value, 125,000,000 shares authorized; 91,670,192 shares issued and outstanding at December 31, 2011; 91,068,357 shares issued and outstanding at December 31, 2010	91,670	91,068
Additional paid-in capital	79,155,518	78,738,520
Accumulated deficit	(73,045,190)	(66,519,045)
Total stockholders’ equity	6,202,105	12,310,650
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,493,710	$14,826,469

See accompanying notes to consolidated financial statements.

F- 4

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2009	135,572	$136	88,968,812	$88,969	$76,931,065	$(63,367,553)	$13,652,617

Exercise of stock options	-	-	1,359,851	1,360	621,771	-	623,131
Stock issued under equity incentive plans	-	-	481,100	481	(481)	-	-
Stock-based compensation expense	-	-	-	-	967,695	-	967,695
Preferred stock converted into common stock	(28,400)	(29)	67,083	67	11,440	(11,478)	-
Preferred stock dividends	-	-	191,511	191	207,030	(207,221)	-
Net loss for the year ended December 31, 2010	-	-	-	-	-	(2,932,793)	(2,932,793)
Balance as of December 31, 2010	107,172	$107	91,068,357	$91,068	$78,738,520	$(66,519,045)	$12,310,650

Exercise of stock options	-	-	48,084	48	23,927	-	23,975
Stock issued under equity incentive plans	-	-	2,836	4	(4)	-	-
Stock-based compensation expense	-	-	-	-	256,124	-	256,124
Preferred stock dividends	-	-	550,915	550	136,951	(166,042)	(28,541)
Net loss for the year ended December 31, 2011	-	-	-	-	-	(6,360,103)	(6,360,103)
Balance as of December 31, 2011	107,172	$107	91,670,192	$91,670	$79,155,518	$(73,045,190)	$6,202,105

See accompanying notes to consolidated financial statements.

F- 5

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,360,103)	$(2,932,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	338,315	396,738
Loss on equipment disposal	36,525	7,669
Provision for inventory reserves	(73,830)	51,830
Noncash stock based compensation expense	256,124	967,695
Changes in assets and liabilities:
Accounts receivable	1,527,548	(947,348)
Other receivable	(50,730)	3,578
Inventory	615,700	50,103
Prepaid expenses and other assets	126,291	92,589
Accounts payable	(551,679)	441,596
Billings in excess of costs	(4,353)	(36,211)
Accrued expenses and deposits	(696,723)	501,675
Net cash used in operating activities	(4,836,915)	(1,402,879)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(237,206)	(80,675)
Sales of short term investment	-	225,000
Proceeds from disposal of equipment	4,000	14,061
Net cash provided by (used in) investing activities	(233,206)	158,386

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options and warrants	23,975	623,131
Net cash provided by (used in) financing activities	23,975	623,131
Net decrease in cash and cash equivalents	(5,046,146)	(621,362)
Cash and cash equivalents, beginning of period	8,983,281	9,604,643
Cash and cash equivalents, end of period	$3,937,135	$8,983,281

See accompanying notes to consolidated financial statements.

F- 6

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2011, the company incurred a net loss of $6.4 million, had negative cash flows from operations of $4.8 million and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

Although there can be no assurance, management believes it will be successful in the development and sales of their USP laser systems, securing new contracts from Department of Defense customers and obtaining additional financing necessary to fund operating shortfalls. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Nature of Business

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

F- 7

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of our Reserves for Loss on Projects:

Reserve For Loss on Projects
	December 31,
	2011	2010
Balance at beginning of year	$73,830	$22,000
Addition to loss on projects provision	-	94,830
Write offs	(73,830)	(43,000)
Balance at end of year	$-	$73,830

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 4,162,027 and 5,227,898 for the years ended December 31, 2011 and 2010, respectively.

Fair Value of Current Assets and Liabilities

The carrying amount of accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments.

Cash and Cash Equivalents

Cash equivalents are investments in money market funds or securities with an initial maturity of three months or less. These money market funds are invested in government and US treasury based securities.

F- 8

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable balance includes contract receivables related to completed and in-progress contracts, retainers and costs and estimated earnings in excess of billings on uncompleted contracts.

We do not generally provide an allowance for receivables from the Government. We have non-Government customers for which we provide for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the company’s prior history of uncollectible accounts receivable. As of December 31, 2011 and 2010, we believe all receivable balances to be fully collectible and accordingly, have no allowance for doubtful accounts at such dates.

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

Computer Software Development Costs

In general, direct development costs associated with internal-use computer software are capitalized as fixed assets and include external direct costs of material and services and payroll costs for employees devoting time to the software projects, where applicable. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Depreciation expense relative to capitalized computer software development costs was $129,576 for both 2011 and 2010.

Long-Lived Assets

We review long-lived assets, including intangible assets subject to amortization, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

We assess the recoverability of such long-lived assets by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. We conducted an impairment test for property and equipment as of December 31, 2011 and concluded that there were no impairments through December 31, 2011.

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

F- 9

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

Significant Concentrations and Risks

We maintain cash balances at a commercial bank and, at times, balances exceed FDIC limits. Substantially all of our accounts receivable are with agents or departments of the US Federal Government which, although concentrated in one group of common entities, does not expose us to significant credit risk.

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

NOTE 2 – NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Accounting Standards Update (“ASU”) 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” which will enhance disclosures required by US GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. ASU 2011-11 will be effective for us for the annual period beginning January 1, 2013. The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

F- 10

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE

Our accounts receivable balance as of December 31, 2011 and 2010 included contract receivables related to completed and in progress contracts, and costs and estimated earnings on uncompleted contracts. Costs and estimated earnings on uncompleted contracts represent amounts that are billable under the terms of contracts at the end of the year, were invoiced in the following year and are generally expected to be collected within a year.

Accounts receivable consist of the following as of:

	December 31,
	2011	2010

Contracts receivable	$494,395	$2,012,027
Cost and estimated earnings (uncompleted contracts)	349	10,265
Accounts receivable, net	$494,744	$2,022,292

Short term receivable (contract retention)	$47,817	$47,817
Long term receivable (contract retention)	205,313	205,313
Total receivable	$747,874	$2,275,422

Contract and short term receivables at December 31, 2011 are expected to be collected within a year. There are no claims or unapproved change orders included in contract receivables at December 31, 2011 and 2010. The retained balances at December 31, 2011 and 2010 represent mandatory contract reserves for which customers have been billed.

Costs and Estimated Earnings on Uncompleted Contracts

	December 31,
	2011	2010

Costs incurred on uncompleted contracts	$33,898,851	$29,648,466
Estimated earnings	2,563,744	2,359,922

Total billable costs and estimated earnings	$36,462,595	$32,008,388
Less:
Billings to date	36,464,398	32,004,628

Total	$(1,803)	$3,760

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$349	$10,265
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,152)	(6,505)

Total	$(1,803)	$3,760

F- 11

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Our inventories consist of the following at:

	December 31,
	2011	2010
Raw materials	$81,303	$81,646

Work-in-process	60,373	675,730

Provision for loss on project	-	(73,830)

Total inventory	$141,676	$683,546

Inventories include material, direct labor and related manufacturing administrative overhead and are stated at the lower-of-cost (determined on a weighted average basis) or market for raw materials and work-in-process inventory. When actual contract cost and the estimate to complete exceed the estimated contract revenues, a loss provision is recorded. Due to the nature of our inventory, we analyze inventory on an item-by-item basis compared to future usage and sales for obsolescence quarterly. As of December 31, 2011 and 2010, management does not believe an obsolescence reserve is necessary based on this analysis. Included in work-in-process inventory is an allocation of general and administrative cost of approximately $6,000 and $35,000 as of December 31, 2011, and December 31, 2010, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of:

	December 31,
	2011	2010

Land	$410,728	$410,728

Buildings and improvements, leasehold improvements	2,278,264	2,246,153

Equipment	2,339,853	2,261,114

Furniture	250,751	282,279

Software	801,498	813,799

Total	6,081,094	6,014,073

Less accumulated depreciation and amortization	(3,714,914)	(3,506,259)

Property and equipment - net	$2,366,180	$2,507,814

Property and equipment are depreciated over 3 to 40 years using the straight line, half year convention. The number of years is dependent upon the useful life of the equipment. Depreciation expense was approximately $338,000 and 397,000 for the years ended December 31, 2011 and 2010, respectively. Depreciation expense is included in general and administrative expense.

F- 12

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	December 31,
	2011	2010
Accrued professional fees	$340,105	$310,315
Accrued engineering services	-	406,743
Dividends payable	28,542	-
Other	47,233	81,904

Total accrued expenses	$415,880	$798,962

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2011 and 2010, there were 107,172 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) outstanding.

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

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at our discretion. We declared and paid dividends on our 6.5% Series A Preferred Stock in May, August and November, 2011 and February, 2012.

F- 13

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In 2010, preferred stock holders agreed to exchange 1,000 shares of Series A Preferred Stock for 10,000 shares of common stock and, as such, required $11,500 to be reported as a special dividend. Additionally, 27,400 preferred shares were converted into 57,083 shares of common stock pursuant to the terms of the Series A Preferred Stock agreement.

For the payment of dividends in 2011, we issued 550,915 shares of common stock with a market value of approximately $138,000, and accrued approximately $29,000 in cash which was paid on February 1, 2012.

Share-Based Payments

Applied Energetics adopted an Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”) and a 2004 Stock Incentive Plan as amended (“2004 Plan”) both of which provides for the grant of any or all of the following types of awards: (1) stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based awards, including restricted stock units, for periods up to 10 years. Stock options granted under the plans are generally for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Options granted to employees will generally vest over two to four years. Most options granted have a contractual life of 5 years from the grant date. Restricted stock granted under the plans to employees generally vest immediately and/or over a period of up to four years. Some restricted stock granted under the plans vest only upon meeting certain departmental or company-wide performance goals. Both restricted stock and options granted to non-employee directors generally vest immediately on the date of grant. We have, from time to time, also granted non-plan options to certain officers, directors and employees. Total stock-based compensation expense for grants to officers, directors, employees and consultants was approximately $256,000 and $1.0 million for the years ended December 31, 2011 and 2010, respectively, which was charged to general and administrative expense.

At December 31, 2011 and 2010, there were outstanding options to purchase 3.8 million and 4.2 million, respectively, of common stock. There are 231,595 unvested restricted stock units outstanding as of December 31, 2011. As of December 31, 2011 and 2010, respectively, there were 11,040 and 12,530 unvested restricted stock awards outstanding.

F- 14

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding awards under our 2004 and 2007 Stock Incentive Plans:

As of DECEMBER 31, 2011
	Share Grants Approved	Options Outstanding	Restricted Stock Awards Outstanding	Restricted Stock Units Outstanding	Shares Available for Award*
2004 Stock Incentive Plan	5,000,000	2,485,195	-	-	449,279
2007 Stock Incentive Plan	10,000,000	1,338,065	11,040	231,595	6,870,877

Total		3,823,260	11,040	231,595	7,320,156

*Please see information included in this note which describes the limits placed upon the 2007 Stock Incentive Plan

On June 28, 2005, our stockholders approved an amendment to the company's 2004 Plan to (i) increase the number of shares of the company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of common stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares. As of December 31, 2011 and 2010, options to purchase 2,485,195 and 2,564,195 shares, respectively, were outstanding under this plan. Additionally, as of December 31, 2011 and 2010, respectively, there were no unvested restricted stock units outstanding under this plan.

On September 10, 2007, the stockholders of Applied Energetics approved the adoption of the company’s 2007 Plan. A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan; provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan. As of December 31, 2011 and 2010, options to purchase 1,338,065 and 1,620,726 shares, respectively, were outstanding under this plan. There were 231,595 and 0 unvested restricted stock units outstanding as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010 respectively, there were 11,040 and 12,530 restricted stock awards outstanding. Grants from the 2007 Plan can be either service based, where the grant vests with the passage of time, or performance based, where the grant vests based on the attainment of a pre-defined company or departmental goal.

There are 7,320,156 aggregate shares available for issuance from the Stock Incentive Plans, of which 1,870,877 are available for grant as of December 31, 2011.

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting.

The fair value of option awards was estimated using the Black-Scholes-Merton option pricing model with the following assumptions and weighted average fair values:

	For the year ended December 31,
	2011	2010
Weighted average grant date fair value of grants	$0.71	$0.36
Expected volatility	93.56%	93.56%
Expected dividends	0%	0%
Expected term (years)	2.5	2.5
Risk free rate	.41% - 1.105%	.48% - 1.26%

F- 15

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of our stock options for the years ended December 31, 2010, and 2011:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	4,507,882	$0.47

Granted	1,479,500	$0.65
Exercised	(1,391,261)	$0.47
Forfeited or expired	(411,200)	$0.58
Outstanding at December 31, 2010	4,184,921	$0.50

Granted	82,000	$0.71
Exercised	(48,084)	$0.50
Forfeited or expired	(395,577)	$0.61
Outstanding at December 31, 2011	3,823,260	$0.52
Exercisable at December 31, 2011	3,437,933	$0.50

As of December 31, 2011, the aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of options outstanding was $0, as the exercise price was greater than the market price. As of December 31, 2010, the aggregate intrinsic value of options outstanding as well as options exercisable was $1,357,281. The intrinsic value of options exercised during 2011 and 2010 was $6,586 and $1,006,622, respectively. As of December 31, 2011 and 2010, the weighted average remaining contractual life of options outstanding and options exercisable was 2.29 and 1.33 years, respectively. At December 31, 2011, there was approximately $78,000 of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures. The cost is expected to be recognized on a weighted-average basis over a period of approximately 1.17 years.

The following table summarizes the activity of our restricted stock units and restricted stock grants for the years ended December 31, 2011 and 2010:

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2009	224,142	$3.06

Granted	500,000	$0.59
Vested	(695,205)	$1.27
Forfeited	(16,407)	$3.28
Unvested at December 31, 2010	12,530	$3.28

Granted	325,636	$0.83
Vested	(4,326)	$0.83
Forfeited	(91,205)	$0.87
Unvested at December 31, 2011	242,635	$0.94

F- 16

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, there was approximately $145,000 of unrecognized stock-based compensation related to unvested restricted stock awards, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 2.07 years. Of the 242,635 restricted stock units and restricted stock grants unvested at December 31, 2011, all will vest based solely on the continued employment of the grantee on December 1, 2012, but will vest earlier on the achievement of certain named departmental objectives.

Compensation expense recorded for shares and options delivered to non-employee consultants for the years ended December 31, 2011 and 2010 was approximately $8,700 and $33,600, respectively, which was charged to operating expenses with offsetting entries to additional paid-in capital or prepaid assets.

Warrants

In August 2006, as a part of our sale of 4,616,327 shares of our common stock, we issued 923,272 warrants to purchase our common stock. The warrants were exercisable for a period of five (5) years at an exercise price of $9.15 per warrant share and expired in August 2011.

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding and exercisable at December 31, 2009	1,024,939	$9.43

Warrants exercised	-
Warrants expired	(101,667)	$12.00

Outstanding and exercisable at December 31, 2010	923,272	$9.15

Warrants exercised	-
Warrants expired	(923,272)	$9.15

Outstanding and exercisable at December 31, 2011	-	$0.00	-

NOTE 8– RELATED PARTIES

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

NOTE 9– SIGNIFICANT CUSTOMERS

The majority of our customers are either the Government or contractors to the Government and represent 90%, 97% and 97% of revenue for 2011, 2010 and 2009, respectively. Government sourced customers represent approximately 88% and 98% of our account receivable as of December 31, 2011 and 2010, respectively.

F- 17

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RETIREMENT PLAN

We established a 401(k) plan for the benefit of our employees. Employees are eligible to contribute to their 401(k) accounts through payroll deductions. We implemented an employer match benefit effective January 1, 2007, where we match 50% of the employees’ 401(k) contribution up to 3% of their eligible compensation. In September of 2011 the 401(k) match was terminated. The employer match expense was approximately $69,000 and $108,000 in 2011 and 2010, respectively. The assets of the plan are held by a third party trustee. Plan participants may direct the investment of their funds among one or more of the investment choices available to participants.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In November 2009, we commenced a two year non-cancelable, renewable operating lease in Tucson, Arizona, at a monthly rent of approximately $9,000. We are also responsible for certain property related costs, including insurance, utilities and property taxes. We exited this property in November 2011.

Rent expense was approximately $97,000 and $123,000 for 2011 and 2010, respectively.

There are no future annual minimum lease payments at December 31, 2011.

Guarantees

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2011 and 2010.

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

On July 13, 2011 the United States Court of Appeals, Second Circuit dismissed the arbitration.

On December 14, 2011, NewOak filed a lawsuit in the United States District Court for the Southern District of New York against the Registrant and two former officers and directors. NewOak alleges that the Registrant made material misrepresentations prior to the October 2005 private placement concerning the development of its counter-IED products.

On February 9, 2012, the litigation with NewOak was dismissed with prejudice on February 16, 2012 pursuant to a settlement agreement which required the payment of $200,000. The $200,000 payment is accrued as of December 31, 2011, net of insurance proceeds of $50,000.

We may from time to time be involved in legal proceedings arising from the normal course of business.

F- 18

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES

The reconciliation of the difference between income taxes at the statutory rate and the income tax provision for the years ended:

	December 31 ,
	2011	2010

Computed tax at statutory rate	$(2,162,435)	$(997,150)
State taxes	234,440	733,199
Change in valuation allowance	1,925,063	(2,138,484)
ASC 718 stock compensation shortfalls	(1)	2,248,177
Other	2,933	154,258
Provision (benefit) for taxes	$-	$-

Deferred tax assets (liabilities) consist of the following:

	December 31 ,
	2011	2010
Deferred Tax Assets:
Accruals and reserves	$50,745	$128,314
Depreciation and amortization	273,267	307,290
Tax credit carryforwards	579,547	579,597
Net operating loss	19,926,867	17,949,659
Goodwill amortization	314,854	356,002
ASC 718 stock compensation	401,926	301,281
Valuation allowance	(21,547,206)	(19,622,143)
Total deferred tax assets	$-	$-

We believe that sufficient uncertainty exists regarding the future realization of our deferred tax assets and thus a full valuation allowance is required. The valuation allowance for the year ended December 31, 2011 increased by approximately $1.9 million due to changes in deferred tax assets.

As of December 31, 2011, we have cumulative federal and Arizona net operating loss carryforwards of approximately $86 million and $48 million, respectively, which can be used to offset future income subject to taxes. Federal net operating loss carryforwards begin to expire in 2020. Arizona net operating loss carryforwards begin to expire in 2012. Included in federal net operating loss carryforwards is approximately $27.1 million from USHG related to pre-merger losses. In addition, approximately $7 million of the federal net operating loss carryforwards are related to stock based compensation that will be credited to additional paid in capital when realized. We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2011, we had cumulative unused research and development tax credits of approximately $239,000 and $341,000, which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2011, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

Utilization of our USHG pre-merger net operating loss carryforwards and tax credits is subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization.

F- 19

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We had unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at December 31, 2009	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2010	9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2011	$9,635,824

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits. If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

The company considers the U.S. and Arizona to be major tax jurisdictions. As of December 31, 2011, for federal tax purposes the tax years 1999 through 2010 and for Arizona the tax years 2005 through 2010 remain open to examination. The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011 and 2010, we had no accrued interest or penalties related to our unrecognized tax benefits.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2011	2010
Cash paid during the year for:
Interest	$4,156	$5,374
Income taxes	$-	$-

Non-cash investing and financing activities:

Series A preferred stock dividends	$166,042	$207,221
Conversion of Series A preferred stock	$-	$11,478

F- 20

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly operating results for 2011 and 2010 were as follows:

	1st	2nd	3rd	4th
2011
Revenues	$2,816,578	$1,022,765	$611,206	$619,607
Gross profit (loss)	144,464	95,037	(22,662)	60,136
Operating loss	(1,361,263)	(1,595,495)	(1,764,984)	(1,637,682)
Net loss attributable to common stockholders	$(1,407,262)	$(1,641,365)	$(1,811,499)	$(1,666,019)

Weighted average number of shares
outstanding, basic and diluted	91,058,783	91,096,836	91,100,100	91,101,106

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.02)

2010
Revenues	$3,594,778	$2,879,932	$3,260,087	$3,354,339
Gross profit	226,102	85,239	273,447	229,589
Operating loss	(955,646)	(676,472)	(329,580)	(974,309)
Net loss attributable to common stockholders	$(1,012,835)	$(745,064)	$(374,456)	$(1,019,137)

Weighted average number of shares
outstanding, basic and diluted	89,000,884	89,687,321	89,791,303	89,941,160

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.004)	$(0.01)

During 2011, revenues were approximately $5.1 million. Revenues from our counter-IED product line generated approximately $2.2 million during the first half of the year as we completed our contract with the US Marine Corps (“USMC”). Revenues from our LGE product line for 2011 totaled approximately $2.1 million mostly from our contract with the US Army’s Research, Development and Engineering Command (“ARDEC”).

During 2010, 69% of our revenues were derived from supporting our USMC customer's counter-IED requirements. During the first half of 2010, the support efforts for the USMC customer involved building and delivering systems and spares to our customer and field services support and training. In the second half of 2010, support efforts involved developing a smaller version of the technology for installation on other military platforms and vehicles, and upgrading the engineering documentation of the system; while continuing field services, support and training for our customer. The decrease of $700,000 in revenues from the first quarter to the second quarter of 2010 was largely due to completion and delivery of our USP laser to our Navy customer in the early part of the second quarter.

NOTE 15 – SUBSEQUENT EVENTS

On February 9, 2012, the litigation with NewOak was dismissed with prejudice on February 16, 2012 pursuant to a settlement agreement which required the payment of $200,000.

The fiscal year 2012 Department of Defense budget was approved in January of 2012. This budget and the President’s proposed budget for 2013 reflect significant reductions in research and development funding for the foreseeable future. This area has historically generated greater than 90% of revenues; therefore we expect to continue having significantly reduced revenues from the US Government. Furthermore, it is expected that revenue generated from commercial sales of our new USP laser and High Voltage systems will not become significant for at least the next twelve months as these products gain market acceptance. The combination of these conditions will cause further depletion our cash reserves during the transition to commercialize our USP laser technologies. We are considering strategic alternatives, including mergers, the acquisition of one or more businesses or technologies, and/or the disposition of one or more of our existing businesses.

F- 21