Form 10-Q
period 2012-03-31
APPLIED ENERGETICS, INC.
filed 2012-05-11
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 2, 2012 there were 91,742,497 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,624,962	$3,937,135
Accounts receivable	93,543	494,744
Inventory	141,304	141,676
Prepaid expenses and deposits	172,627	249,215
Other receivables	47,817	99,447
Total current assets	3,080,253	4,922,217
Long term receivables	205,313	205,313
Property and equipment - net	2,286,618	2,366,180
TOTAL ASSETS	$5,572,184	$7,493,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$133,670	$318,330
Accrued expenses	210,247	415,880
Short Term Financing	-	212,526
Accrued compensation	219,505	293,671
Customer deposits	-	49,046
Billings in excess of costs	-	2,152
Total current liabilities	563,422	1,291,605

Total liabilities	563,422	1,291,605

Commitments and contingencies - See Note 9

Stockholders’ equity

Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;107,172 shares issued and outstanding at March 31, 2012 and at December 31, 2011	107	107

Common stock, $.001 par value, 500,000,000 shares authorized; 91,670,192 shares issued and outstanding at March 31, 2012 and at December 31, 2011	91,670	91,670
Additional paid-in capital	79,196,587	79,155,518
Accumulated deficit	(74,279,602)	(73,045,190)
Total stockholders’ equity	5,008,762	6,202,105
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,572,184	$7,493,710

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2012	2011

Revenue	$399,207	$2,816,578

Cost of revenue	365,067	2,672,114

Gross profit/(loss)	34,140	144,464

Operating expenses
General and administrative	689,402	994,686
Selling and marketing	399,565	324,840
Research and development	134,788	186,201
Total operating expenses	1,223,755	1,505,727

Operating loss	(1,189,615)	(1,361,263)

Other (expense) income
Interest expense	(1,651)	(1,411)
Interest income	393	1,248
Total other (expense) income	(1,258)	(163)

Net loss	(1,190,873)	(1,361,426)

Preferred stock dividends	(43,539)	(45,836)

Net loss attributable to common stockholders	$(1,234,412)	$(1,407,262)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	91,670,192	91,058,783

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,190,873)	$(1,361,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,562	91,680
Loss on equipment disposal	-	97
Provision for inventory reserves	-	(73,830)
Non-cash stock based compensation expense	41,069	91,590
Changes in assets and liabilities:
Accounts receivable	401,201	450,911
Other receivable	51,630	800
Inventory	372	498,495
Prepaid expenses, deposits and other assets	76,588	(42,712)
Accounts payable	(184,660)	47,965
Billings in excess of costs	(2,152)	33,062
Accrued expenses and deposits	(541,371)	(395,041)
Net cash used in operating activities	(1,268,634)	(658,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, building and equipment	-	(2,528)
Proceeds from disposal of equipment	-	3,400
Net cash provided by investing activities	-	872

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid (preferred stock)	(43,539)	-
Exercise of stock options	-	1,575

Net cash provided by (used in) financing activities	(43,539)	1,575

Net decrease in cash and cash equivalents	(1,312,173)	(655,962)

Cash and cash equivalents, beginning of period	3,937,135	8,983,281

Cash and cash equivalents, end of period	$2,624,962	$8,327,319

See accompanying notes to condensed consolidated financial statements (unaudited).

1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of March 31, 2012 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended March 31, 2012, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

Recent Developments

The U.S. Government has significantly reduced defense spending and we do not anticipate receiving significant additional Government funding in the near future. We intend to continue to seek U.S. Government funding for our Laser Guided Energy (“LGE”), Laser Induced Plasma Channel (“LIPC”), counter- improvised explosive devices (“IED”) and high voltage laser technologies and USP systems. We have suspended the majority of our Government work due to the lack of Government funding. We are not investing company funds or resources to further develop and enhance our LGE, LIPC, counter-IED and high voltage technologies and systems. We continue to receive smaller research and development contracts and small orders from the Government and commercial customers. We will continue to develop and market our USP laser technologies and systems in commercial markets and protect our intellectual property rights. At March 31, 2012, our backlog of orders approximated $0.4 million.

As a result of the decrease in U.S. Government funding, we have significantly reduced our workforce to a level consistent with our expected operations.

We are considering strategic alternatives, including mergers, the acquisition of one or more businesses or technologies, and/or the disposition of one or more of our existing businesses.

We believe that we have sufficient funds for 2012 operations. Our continuance in business beyond 2012 is dependent on successful development of commercial customers, sales of our USP laser systems, obtaining profitable operations and additional financing necessary to fund our operations. Additional contracts from our Department of Defense customers, if available and substantial, will assist in funding our operations and contribute to our overall profitability.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the quarter ended March 31, 2012, the company incurred a net loss of $1.2 million, had negative cash flows from operations of $1.3 million and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

FAIR VALUE OF CURRENT ASSETS AND LIABILITIES

The carrying amount of accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments.

2. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2012	December 31, 2011

Contracts receivable	$92,758	$494,395
Costs and estimated earnings on uncompleted contracts	785	349
Accounts receivable, net	93,543	494,744

Short term receivable (contract retention)	47,817	47,817
Long term receivable (contract retention)	205,313	205,313
	$346,673	$747,874

Contracts receivable are expected to be collected within a year.

Costs and Estimated Earnings on Uncompleted Contracts

	March 31, 2012	December 31, 2011

Costs incurred on uncompleted contracts	$5,634,262	$33,898,851
Estimated earnings	435,381	2,563,744

Total billable costs and estimated earnings	6,069,643	36,462,595
Less:
Billings to date	6,068,858	36,464,398

Total	$785	$(1,803)

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$785	$349
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(2,152)

Total	$785	$(1,803)

3. INVENTORY

Our inventories consist of the following:

	March 31, 2012	December 31, 2011
Raw materials	$85,139	$81,303
Work-in-process	56,165	60,373

Total	$141,304	$141,676

4. PROPERTY AND EQUIPMENT

Our property and equipment consist of the following:

	March 31, 2012	December 31, 2011

Land	$410,728	$410,728

Buildings and improvements, leasehold improvements	2,278,264	2,278,264

Equipment	2,339,853	2,339,853

Furniture	250,751	250,751

Software	801,498	801,498

Total	6,081,094	6,081,094

Less accumulated depreciation and amortization	(3,794,476)	(3,714,914)

Net property and equipment	$2,286,618	$2,366,180

We review long-lived assets, including intangible assets subject to amortization, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

We assess the recoverability of such long-lived assets by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. We conducted an impairment test for property and equipment in March 2012 for the December 31, 2011 reporting period and concluded that the carrying value of these assets is recoverable through expected future operating cash flows.

5. SHARE-BASED COMPENSATION

Share-Based Compensation – Employees and Directors

For the three months ended March 31, 2012 and 2011, share-based compensation expense totaled approximately $41,000 and $92,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

As of March 31, 2012, $45,000 of total unrecognized compensation cost related to options to purchase shares is expected to be recognized over a weighted average period of approximately 1.47 years.

As of March 31, 2012, $144,000 of total unrecognized compensation cost related to restricted stock and restricted stock units is expected to be recognized over a weighted average period of approximately 1.82 years.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table:

	Three Months Ended March 31,
	2012	2011
Expected life (years)	-	2.5 years
Dividend yield	-	0.0%
Expected volatility	-	93.6%
Risk free interest rates	-	0.85%
Weighted average fair value of options at grant date	-	$0.46

During the three months ended March 31, 2012, 18,634 shares of restricted stock were forfeited, no options to purchase shares were granted or exercised, and options to purchase 999,259 shares were forfeited.

6. SIGNIFICANT CUSTOMERS

Approximately 99% and 95% of revenues for the three-month periods ended March 31, 2012 and 2011, respectively, are generated from either the U.S. Government or contractors to the U.S. Government.

7. NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months ended March 31, 2012 and 2011, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Three Months Ended March 31,
	2012	2011

Options to purchase common shares	2,824,001	4,135,505
Warrants to purchase common shares	-	923,272
Unvested restricted stock units	224,001	325,636
Convertible preferred stock	107,172	107,172

Total potentially dilutive securities	3,155,174	5,491,585

8. DIVIDENDS

As of March 31, 2012, we had 107,172 shares of our 6.5% Series A Convertible Preferred Stock outstanding. A dividend was declared and paid in cash on May 1, 2012 to the holders of record as of April 15, 2012.

Dividends on Preferred Stock are accrued when the amount and kind of the dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock, at the discretion of the company.

9. COMMITMENTS AND CONTINGENCIES

LITIGATION

On December 14, 2011, NewOak Capital Markets LLC ("NewOak"), formerly known as J. Giordano Securities, LLC, the placement agent for our October 2005 private placement of preferred stock, filed a lawsuit in the United States District Court for the Southern District of New York against the Registrant and two former officers and directors. NewOak alleges that the Registrant made material misrepresentations prior to the October 2005 private placement concerning the development of its counter-IED products.

On February 9, 2012, the litigation with NewOak was dismissed with prejudice on February 16, 2012 pursuant to a settlement agreement which required the payment of $200,000. The $200,000 payment was accrued as of December 31, 2011, net of insurance proceeds of $50,000. The $200,000 payment was made on February 10, 2012.

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", “would”, “could”, “should”, "expect", "project", "anticipate", “estimates", “possible”, "plan", "strategy", "target", "prospect" or "continue" and other similar terms and phrases. These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A. (Risk Factors) of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Additionally, we develop and manufacture high-voltage systems for government and commercial customers for a range of applications.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011:

	2012	2011
Revenue	$399,207	$2,816,578
Cost of revenue	365,067	2,672,114
General and administrative	689,402	994,686
Selling and marketing	399,565	324,840
Research and development	134,788	186,201
Other (expense) income:
Interest expense	(1,651)	(1,411)
Interest income	393	1,248

Net loss	$(1,190,873)	$(1,361,426)

REVENUE

Revenue decreased by approximately $2.4 million to $399,000 for the three months ended March 31, 2012 compared to $2.8 million for the three months ended March 31, 2011. Revenues from the C-IED product line decreased by $1.7 million to $0 as we completed all deliverables and testing required in the second quarter of 2011, LGE revenues decreased by $495,000 to $212,000, Laser revenues decreased by $146,000 to $0 and High Voltage revenues decreased by $45,000 to $187,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased by approximately $2.3 million to $365,000 for the three months ended March 31, 2012, compared to $2.7 million for the three months ended March 31, 2011. The decrease in cost of revenue is directly tied to the decrease in sales activity of approximately 86%. Cost of revenue as a percentage of revenue remained relatively constant.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $305,000 to $689,000 for the three months ended March 31, 2012 compared to $995,000 for the three months ended March 31, 2011. Salaries and wages decreased by approximately $882,000, professional services decreased by approximately $487,000, supplies and building related expenses decreased by approximately $105,000, recruiting expense decreased by approximately $95,000, and non-cash compensation costs decreased by approximately $51,000. Offsetting these reductions in operating expenses totaling approximately $1.6 million was a decrease in absorption of labor and overheads of approximately $1.3 million previously charged to government contracts. Cost saving measures were instituted throughout 2011 and the beginning of 2012 to compensate for the decrease in government revenues, including a reduction of our workforce, exiting our leased facilities, and reductions in other operating expenses.

SELLING AND MARKETING

Selling and marketing expenses increased by $75,000 to $400,000 for the three months ended March 31, 2012 compared to $325,000 for the three months ended March 31, 2011. The increase in sales and marketing expenses is mostly tied to increases in business development expenses of $137,000 associated with the introduction of our new products into the commercial market and participation in trade shows. These increases were partially offset by decreases in marketing expenses of $49,000 tied to headcount reductions and bid and proposal expenses of $13,000.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased by $51,000 to $135,000 during the three months ended March 31, 2012 as compared to $186,000 for the three months ended March 31, 2011. During the first quarter of 2012, we completed the development of our ultrafast laser prototype. We expect our research and development efforts to decline as we do not intend to invest our own funds on further development and advancement of our LGE, LIPC, counter-IED and high voltage technologies.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the three months ended March 31, 2012 was lower by approximately $1,000 as compared to the three months ended March 31, 2011 due to a lower cash balance.

NET LOSS

Our operations for the three months ended March 31, 2012 resulted in a net loss of approximately $1.2 million, a decrease of approximately $171,000 compared to the $1.4 million loss for the three months ended March 31, 2011.

BACKLOG OF ORDERS

At March 31, 2012, we had a backlog (workload remaining on signed contracts) of approximately $0.4 million, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2012 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended March 31, 2012, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By /s/ Joseph C. Hayden

Joseph C. Hayden

President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Date: May 11, 2012

-15-