Form 10-Q
period 2012-06-30
APPLIED ENERGETICS, INC.
filed 2012-08-14
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 2, 2012 there were 91,735,857 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,642,442	$3,937,135
Accounts receivable	569,352	494,744
Inventory	90,681	141,676
Prepaid expenses and deposits	112,722	249,215
Other receivables	-	99,447
Total current assets	2,415,197	4,922,217
Long term receivables	-	205,313
Property held for sale - net	1,386,804	-
Property and equipment - net	112,253	2,366,180
TOTAL ASSETS	$3,914,254	$7,493,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$69,088	$318,330
Accrued expenses	118,502	415,880
Short Term Financing	-	212,526
Accrued compensation	149,690	293,671
Customer deposits	-	49,046
Billings in excess of costs	8,980	2,152
Total current liabilities	346,260	1,291,605

Total liabilities	346,260	1,291,605

Commitments and contingencies - See Note 9

Stockholders’ equity

Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;107,172 shares issued and outstanding at June 30, 2012 and at December 31, 2011	107	107

Common stock, $.001 par value, 500,000,000 shares authorized; 91,735,857 shares issued and outstanding at June 30, 2012 and 91,670,192 at December 31, 2011	91,736	91,670
Additional paid-in capital	79,201,912	79,155,518
Accumulated deficit	(75,725,761)	(73,045,190)
Total stockholders’ equity	3,567,994	6,202,105
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,914,254	$7,493,710

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,
	2012	2011

Revenue	$504,307	$1,022,765

Cost of revenue	389,523	927,728

Gross profit	114,784	95,037

Operating expenses
General and administrative	511,331	903,884
Selling and marketing	275,937	341,060
Research and development	22,526	445,588
Impairment loss on property held for sale	708,000	-

Total operating expenses	1,517,794	1,690,532

Operating loss	(1,403,010)	(1,595,495)

Other (expense) income
Interest expense	-	(928)
Interest income	390	892

Total other (expense) income	390	(36)

Net loss	(1,402,620)	(1,595,531)

Preferred stock dividends	(43,539)	(45,834)

Net loss attributable to common stockholders	$(1,446,159)	$(1,641,365)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	91,735,440	91,096,836

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended June 30,
	2012	2011

Revenue	$903,514	$3,839,343

Cost of revenue	754,591	3,599,842

Gross profit	148,923	239,501

Operating expenses
General and administrative	1,200,733	1,898,570
Selling and marketing	675,502	665,901
Research and development	157,313	631,788
Impairment loss on property held for sale	708,000	-

Total operating expenses	2,741,548	3,196,259

Operating loss	(2,592,625)	(2,956,758)

Other (expense) income
Interest expense	(1,651)	(2,339)
Interest income	783	2,140

Total other (expense) income	(868)	(199)

Net loss	(2,593,493)	(2,956,957)

Preferred stock dividends	(87,077)	(91,669)

Net loss attributable to common stockholders	$(2,680,570)	$(3,048,626)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	91,702,815	91,076,429

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,593,493)	$(2,956,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,123	179,434
Impairment loss on property held for sale	708,000	-
Loss (gain) on equipment disposal	(21,500)	96
Provision for inventory reserves	-	(73,830)
Non-cash stock based compensation expense	46,459	186,192
Changes in assets and liabilities:
Accounts receivable	(74,608)	1,494,828
Other receivable	99,447	772
Inventory	50,995	498,074
Prepaid expenses, deposits and other assets	136,493	223,213
Long term receivables - net	205,313	-
Accounts payable	(249,242)	(624,364)
Billings in excess of costs	6,828	(4,891)
Accrued expenses and deposits	(702,931)	(881,142)

Net cash used in operating activities	(2,229,116)	(1,958,575)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, building and equipment	-	(101,630)
Proceeds from disposal of equipment	21,500	3,400

Net cash provided by (used in ) investing activities	21,500	(98,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid (preferred stock)	(87,077)	-
Exercise of stock options	-	23,975

Net cash provided by (used in) financing activities	(87,077)	23,975

Net decrease in cash and cash equivalents	(2,294,693)	(2,032,830)

Cash and cash equivalents, beginning of period	3,937,135	8,983,281

Cash and cash equivalents, end of period	$1,642,442	$6,950,451

See accompanying notes to condensed consolidated financial statements (unaudited).

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of June 30, 2012 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three- and six-month periods ended June 30, 2012, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

Recent Developments

The U.S. Government defense spending continues to be weak, especially within the area of research and development of new technologies. We continue to seek U.S. Government funding for our technologies and systems, with several proposals submitted and awaiting funding decisions. We have one funded Government contract, and have completed several small development efforts during the past quarter. We have suspended company investment in the development of new technologies for both the commercial and Government sectors in an effort to conserve limited cash resources. We will continue to market our USP laser technologies and high voltage systems in commercial markets and protect our intellectual property rights. At June 30, 2012, our backlog of orders approximated $0.4 million.

As a result of the decrease in U.S. Government funding, we have significantly reduced our workforce to a level consistent with our expected operations, maintaining key technical, management and administrative personnel required to fulfill our contractual obligations, resume Government and commercial contract activities when and if funding is received, and maintain our status as a fully compliant public company.

We continue to consider and investigate strategic alternatives, including mergers, joint ventures, strategic teaming arrangements, the acquisition of one or more businesses or technologies, and/or the disposition of one or more of our existing businesses.

We have entered into an agreement to sell the building which we have occupied since our inception in 2002. The building represents a sizable asset which is much larger than that required to support our present operations. It is expected that this sale will be completed prior to the end of September 2012 and will provide us with additional operating capital. We have entered into agreements to lease facilities consistent with the present level of activity. These facilities will provide adequate space for our commercial applications centers, fabrication of laser and high voltage systems and performance of development activities and testing as contained within the outstanding proposals to the Government, and will provide us secure storage for company assets and Government equipment.

We believe that we have sufficient funds for 2012 operations. Our continuance in business beyond 2012 is dependent on successful development of commercial customers, sales of our USP laser systems, obtaining new contracts from Department of Defense customers and additional financing necessary to fund our operations and achieving profitability.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2012, the company incurred a net loss of $2.6 million, had negative cash flows from operations of $2.2 million and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of July 31, 2012, the company had $1.71 million in cash and cash equivalents.

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

FAIR VALUE OF CURRENT ASSETS AND LIABILITIES

The carrying amount of accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments.

2.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2012	December 31, 2011

Contracts receivable	$568,177	$494,395

Costs and estimated earnings on uncompleted contracts	1,175	349

Accounts receivable, net	569,352	494,744

Short term receivable (contract retention)		47,817
Long term receivable (contract retention)	-	205,313
	$569,352	$747,874

Contracts receivable are expected to be collected within a year.

Costs and Estimated Earnings on Uncompleted Contracts

	June 30, 2012	December 31, 2011

Costs incurred on uncompleted contracts	$6,010,743	$33,898,851
Estimated earnings	541,715	2,563,744

Total billable costs and estimated earnings	6,552,458	36,462,595
Less:
Billings to date	6,560,263	36,464,398

Total	$(7,805)	$(1,803)

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$1,175	$349
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,980)	(2,152)

Total	$(7,805)	$(1,803)

3.	INVENTORY

Our inventories consist of the following:

	June 30, 2012	December 31, 2011

Raw materials	$85,139	$81,303

Work-in-process	5,542	60,373

Total	$90,681	$141,676

4.	PROPERTY HELD FOR SALE

Our property held for sale consists of the following:

	June 30, 2012	December 31, 2011

Land - held for sale	$410,728	$-

Buildings and improvements, leasehold improvements - net held for sale	1,684,076	-

Total	2,094,804	-

Less estimated impairment	(708,000)	-

Net property held for sale	$1,386,804	$-

In July 2012, we entered into an agreement to sell our principal office, manufacturing, storage, and primary research and development facility in Tucson, Arizona for approximately $1.4 million. In the quarter ended June 30, 2012, we recognized a $708,000 impairment charge as we do not expect to recover the carrying amount of these assets. The fair value used in the calculation of the impairment charge was based on the purchase price contained in the building purchase agreement. The building represents a sizable asset which is much larger than that required to support our present operations. It is expected that this sale will be completed prior to the end of September 2012 and will provide us with additional operating capital. We have entered into agreements to lease facilities consistent with the present level of activity. These facilities will provide adequate space for our commercial applications centers, fabrication of laser and high voltage systems and performance of development activities and testing as contained within the outstanding proposals to the Government, and will provide us secure storage for company assets and Government equipment.

5.	PROPERTY AND EQUIPMENT

Our property and equipment consist of the following:

	June 30, 2012	December 31, 2011

Land	$-	$410,728

Buildings and improvements, leasehold improvements	-	2,278,264

Equipment	2,303,235	2,339,853

Furniture	96,546	250,751

Software	801,498	801,498

Total	3,201,279	6,081,094

Less accumulated depreciation and amortization	(3,089,026)	(3,714,914)

Net property and equipment	$112,253	$2,366,180

We review long-lived assets, including intangible assets subject to amortization, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

We annually assess the recoverability of such long-lived assets by determining whether the amortization of the balances over their remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved. We will conduct an impairment test for property and equipment in October 2012. Based on a qualitative analysis as of June 30, 2012 we concluded that the carrying value of these assets is not expected to be recoverable through expected future operating cash flows and, accordingly, an impairment charge for $708,000 was posted. In July 2012, we entered into an agreement to sell our principal office, manufacturing, storage, and primary research and development facility in Tucson, Arizona for approximately $1.4 million and we reclassified the assets as held for sale.

6.	SHARE-BASED COMPENSATION

Share-Based Compensation – Employees and Directors

For the three months ended June 30, 2012 and 2011, share-based compensation expense totaled approximately $5,000 and $95,000, respectively. For the six months ended June 30, 2012 and 2011, share-based compensation expense totaled approximately $46,000 and $186,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

As of June 30, 2012, $67,000 of total unrecognized compensation cost related to restricted stock and restricted stock units is expected to be recognized over a weighted average period of approximately 1.61 years.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table:

	Six Months Ended June 30,
	2012	2011
Expected life (years)	-	2.5 years
Dividend yield	-	0.0%
Expected volatility	-	93.6%
Risk free interest rates	-	0.85% - 1.105%
Weighted average fair value of options at grant date	-	$0.48

During the six months ended June 30, 2012, 75,250 shares of restricted stock units were forfeited, 6,604 shares of restricted stock awards were forfeited, no options to purchase shares were granted or exercised, and options to purchase 103,331 shares were forfeited. At June 30, 2012, 2,661,334 options with average exercises prices of $0.51 were outstanding.

7.	SIGNIFICANT CUSTOMERS

Approximately 83% and 98% of revenues for the three-month periods ended June 30, 2012 and 2011, respectively, are generated from either the U.S. Government or contractors to the U.S. Government. Approximately 90% and 96% of revenues for the six-month periods ended June 30, 2012 and 2011, respectively, are generated from either the U.S. Government or contractors to the U.S. Government.

8.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the six months ended June 30, 2012 and 2011, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Six Months Ended June 30,
	2012	2011

Options to purchase common shares	2,661,334	4,093,921
Warrants to purchase common shares	-	923,272
Unvested restricted stock units	88,440	321,310
Convertible preferred stock	107,172	107,172

Total potentially dilutive securities	2,856,946	5,445,675

9.	DIVIDENDS

As of June 30, 2012, we had 107,172 shares of our 6.5% Series A Convertible Preferred Stock outstanding. A dividend was declared and was paid in cash on August 1, 2012 to the holders of record as of July 16, 2012.

Dividends on Preferred Stock are accrued when the amount and kind of the dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock.

10.	SUBSEQUENT EVENTS

In July 2012, we have collected approximately $73,000 in the sale of unused equipment and supplies which we do not anticipate utilizing at our new facilities. The Company’s management has evaluated subsequent events occurring after June 30, 2012, the date of our most recent balance sheet, through the date our financial statements were issued.

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

Additionally, we develop and manufacture high-voltage systems for government and commercial customers for a range of applications.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011:

	2012	2011
Revenue	$504,307	$1,022,765
Cost of revenue	389,523	927,728
General and administrative	511,331	903,884
Selling and marketing	275,937	341,060
Research and development	22,526	445,588
Impairment loss on property held for sale	708,000	-
Other (expense) income:
Interest expense	-	(928)
Interest income	390	892

Net loss	$(1,402,620)	$(1,595,531)

REVENUE

Revenue decreased by approximately $518,000 to $504,000 for the three months ended June 30, 2012 compared to $1.0 million for the three months ended June 30, 2011. Revenues from the C-IED product line decreased by $441,000 to $0 as we completed all deliverables and testing required in the second quarter of 2011, LGE revenues decreased by $252,000 to $254,000, Laser revenues decreased by $35,000 to $0 and High Voltage revenues increased by $209,000 to $250,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased by approximately $538,000 to $390,000 for the three months ended June 30, 2012, compared to $928,000 for the three months ended June 30, 2011. The decrease in cost of revenue is directly tied to the decrease in sales activity of approximately 51%. Cost of revenue as a percentage of revenue remained relatively constant.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $393,000 to $511,000 for the three months ended June 30, 2012 compared to $904,000 for the three months ended June 30, 2011. Salaries and wages decreased by approximately $580,000, professional services decreased by approximately $216,000, recruiting expense decreased by approximately $95,000, supplies and building related expenses decreased by approximately $84,000 and non-cash compensation costs decreased by approximately $81,000. Offsetting these reductions in operating expenses totaling approximately $1.1 million was a decrease in absorption of labor and overheads of approximately $743,000 previously charged to government contracts. Cost saving measures were instituted throughout 2011 and continuing into 2012 to compensate for the decrease in revenues, including reductions of our workforce, exiting our leased facilities, and reductions in other operating expenses.

SELLING AND MARKETING

Selling and marketing expenses decreased $65,000 to $276,000 for the three months ended June 30, 2012 compared to $341,000 for the three months ended June 30, 2011. The decrease in sales and marketing expenses is mostly tied to decreases in bid and proposal expenses of $63,000 and marketing expenses of $48,000 tied to our headcount reductions. These decreases were partially offset by an increase in business development expense of $46,000 associated with the delivery and set up of one of our new USP laser systems at our laser machining partner’s facility.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased by $423,000 to $23,000 during the three months ended June 30, 2012 as compared to $446,000 for the three months ended June 30, 2011. This decrease reflects our goal to limit the investment of our own resources in research and development efforts as a cost reduction measure.

IMPAIRMENT LOSS

The impairment loss is the recognition that we do not expect to recover the carrying value of our land and building through expected future operating cash flows. In July 2012, we entered into an agreement to sell our principal office, manufacturing, storage, and primary research and development facility in Tucson, Arizona for approximately $1.4 million which is approximately $708,000 less than the carrying amount of these assets.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the three months ended June 30, 2012 was higher by approximately $400 as compared to the three months ended June 30, 2011.

NET LOSS

Our operations for the three months ended June 30, 2012 resulted in a net loss of approximately $1.4 million, a decrease of approximately $193,000 compared to the $1.6 million loss for the three months ended June 30, 2011.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011:

	2012	2011
Revenue	$903,514	$3,839,343
Cost of revenue	754,591	3,599,842
General and administrative	1,200,733	1,898,570
Selling and marketing	675,502	665,901
Research and development	157,313	631,788
Impairment loss on property held for sale	708,000	-
Other (expense) income:
Interest expense	(1,651)	(2,339)
Interest income	783	2,140

Net loss	$(2,593,493)	$(2,956,957)

REVENUE

Revenue decreased by approximately $2.9 million to $904,000 for the six months ended June 30, 2012 compared to $3.8 million for the six months ended June 30, 2011. Revenues from the C-IED product line decreased by $2.2 million to $0 as we completed all deliverables and testing required in the second quarter of 2011, LGE revenues decreased by $748,000 to $466,000, Laser revenues decreased by $181,000 to $0 and High Voltage revenues decreased by $164,000 to $437,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased by approximately $2.8 million to $755,000 for the six months ended June 30, 2012, compared to $3.6 million for the six months ended June 30, 2011. The decrease in cost of revenue is directly tied to the decrease in sales activity of approximately 76%. Cost of revenue as a percentage of revenue remained relatively constant.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $698,000 to $1.2 million for the six months ended June 30, 2012 compared to $1.9 million for the six months ended June 30, 2011. Salaries and wages decreased by approximately $1.3 million, professional services decreased by approximately $703,000, supplies and building related expenses decreased by approximately $190,000, recruiting expense decreased by approximately $95,000, and non-cash compensation costs decreased by approximately $131,000. Offsetting these reductions in operating expenses totaling approximately $2.7 million was a decrease in absorption of labor and overheads of approximately $2.1 million previously charged to government contracts. Cost saving measures were instituted throughout 2011 and continuing into 2012 to compensate for the decrease in government revenues, including reductions of our workforce, exiting our leased facilities, and reductions in other operating expenses.

SELLING AND MARKETING

Selling and marketing expenses increased by approximately $10,000 to $676,000 for the six months ended June 30, 2012 compared to $666,000 for the six months ended June 30, 2011. The increase in sales and marketing expenses is mostly tied to increases in business development expenses of $183,000 associated with the introduction of our new products into the commercial market and participation in trade shows. These increases were partially offset by decreases in marketing expenses of $96,000 tied to headcount reductions and bid and proposal expenses of $77,000.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased by $474,000 to $157,000 during the six months ended June 30, 2012 as compared to $632,000 for the six months ended June 30, 2011. During the first quarter of 2012, we completed the development of our ultrafast laser prototype. This decrease represents our goal to reduce our investment in research and development efforts as a cost reduction measure.

IMPAIRMENT LOSS

The impairment loss is the recognition that we do not expect to recover the carrying value of our land and building through expected future operating cash flows. In July 2012, we entered into an agreement to sell our principal office, manufacturing, storage, and primary research and development facility in Tucson, Arizona for approximately $1.4 million which is approximately $708,000 less than the carrying amount of these assets.

INTEREST INCOME AND INTEREST EXPENSE

Net interest expense for the six months ended June 30, 2012 was higher by approximately $700 as compared to the six months ended June 30, 2011.

NET LOSS

Our operations for the six months ended June 30, 2012 resulted in a net loss of approximately $2.6 million, a decrease of approximately $363,000 compared to the $3.0 million loss for the six months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had approximately $1.6 million of cash and cash equivalents. Our cash position decreased during the first half of 2012 by approximately $2.3 million. During the first half of 2012, we received approximately $1.0 million in cash from customers, and paid approximately $3.4 million to our suppliers and employees. Investing activities resulted in net cash inflow of approximately $21,000 and financing activities resulted in net cash outflow of approximately $87,000.

The fiscal year 2012 Department of Defense budget was approved in January of 2012. This budget and the President’s proposed budget for 2013 reflect significant reductions in research and development funding for the foreseeable future. This area has historically generated greater than 90% of revenues; therefore we expect to continue having significantly reduced revenues from the US Government. Furthermore, it is expected that revenue generated from commercial sales of our new USP laser and High Voltage systems will not become significant for at least the next twelve months as these products gain market acceptance. The combination of these conditions will cause further depletion our cash reserves during the transition to commercialize our USP laser technologies. We continue to consider and investigate strategic alternatives, including mergers, joint ventures, strategic teaming arrangements, the acquisition of one or more businesses or technologies, and/or the disposition of one or more of our existing businesses.

Our continuance in business beyond 2012 is dependent on successful development of commercial customers, sales of our USP laser systems, obtaining new contracts from Department of Defense customers and additional financing necessary to fund our operations and achieving profitability. Since there can be no assurances regarding the above, these factors raise substantial doubt about our ability to continue as a going concern.

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

BACKLOG OF ORDERS

At June 30, 2012, we had a backlog (workload remaining on signed contracts) of approximately $0.4 million, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of June 30, 2012 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended June 30, 2012, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 10, 2012

- 18 -