Form 10-Q
period 2012-09-30
APPLIED ENERGETICS, INC.
filed 2012-11-13
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 001-14015

APPLIED ENERGETICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0262908
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

4585 S Palo Verde Road, Suite 405
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 2, 2012 there were 91,735,662 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,089,132	$3,937,135
Accounts receivable	103,353	494,744
Inventory	69,133	141,676
Prepaid expenses and deposits	42,328	249,215
Other receivables	-	99,447
Total current assets	3,303,946	4,922,217
Long term receivables	-	205,313
Property and equipment - net	94,241	2,366,180
TOTAL ASSETS	$3,398,187	$7,493,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$46,647	$318,330
Accrued expenses	73,676	415,880
Short term financing	-	212,526
Accrued compensation	99,129	293,671
Customer deposits	14,190	49,046
Billings in excess of costs	-	2,152
Total current liabilities	233,642	1,291,605

Total liabilities	233,642	1,291,605

Commitments and contingencies - See Note 9

Stockholders’ equity
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;107,172 shares issued and outstanding at September 30, 2012 and at December 31, 2011	107	107
Common stock, $.001 par value, 500,000,000 shares authorized; 91,735,662 shares issued and outstanding at September 30, 2012 and 91,670,192 at December 31, 2011	91,736	91,670
Additional paid-in capital	79,208,069	79,155,518
Accumulated deficit	(76,135,367)	(73,045,190)
Total stockholders’ equity	3,164,545	6,202,105
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,398,187	$7,493,710

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,
	2012	2011

Revenue	$311,992	$611,206

Cost of revenue	263,687	633,868

Gross profit (loss)	48,305	(22,662)

Operating expenses
General and administrative	378,220	844,135
Selling and marketing	36,344	220,522
Research and development	-	677,665
Total operating expenses	414,564	1,742,322

Operating loss	(366,259)	(1,764,984)

Other (expense) income
Interest expense	-	(1,392)
Interest income	192	707
Total other (expense) income	192	(685)

Net loss	(366,067)	(1,765,669)

Preferred stock dividends	(43,539)	(45,830)

Net loss attributable to common stockholders	$(409,606)	$(1,811,499)

Net loss per common share – basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	91,735,247	91,100,100

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended September 30,
	2012	2011

Revenue	$1,215,506	$4,450,549

Cost of revenue	1,018,277	4,233,710

Gross profit	197,229	216,839

Operating expenses
General and administrative	2,286,954	2,742,705
Selling and marketing	711,846	886,422
Research and development	157,313	1,309,453
Total operating expenses	3,156,113	4,938,580

Operating loss	(2,958,884)	(4,721,741)

Other (expense) income
Interest expense	(1,651)	(3,732)
Interest income	974	2,847
Total other (expense) income	(677)	(885)

Net loss	(2,959,561)	(4,722,626)

Preferred stock dividends	(130,616)	(137,500)

Net loss attributable to common stockholders	$(3,090,177)	$(4,860,126)

Net loss per common share – basic and diluted	$(0.03)	$(0.05)

Weighted average number of shares outstanding, basic and diluted	91,691,796	90,969,324

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,959,561)	$(4,722,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174,312	254,069
Impairment loss on property held for sale	708,000	-
Net gain on building, land and equipment disposal	(98,505)	4,793
Provision for inventory reserves	-	(73,830)
Non-cash stock based compensation expense	52,617	237,081
Changes in assets and liabilities:
Accounts receivable	391,391	1,647,965
Other receivable	99,447	(1,956)
Inventory	72,543	663,620
Prepaid expenses, deposits and other assets	206,887	302,813
Long term receivables - net	205,313	-
Accounts payable	(271,683)	(540,030)
Billings in excess of costs	(2,152)	(4,646)
Accrued expenses and deposits	(784,128)	(1,099,084)
Net cash used in operating activities	(2,205,519)	(3,331,831)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,363)	(214,567)
Proceeds from disposal of building, land and equipment	1,490,495	3,400
Net cash provided by (used in ) investing activities	1,488,132	(211,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid (preferred stock)	(130,616)	-
Exercise of stock options	-	23,975
Net cash provided by (used in) financing activities	(130,616)	23,975

Net decrease in cash and cash equivalents	(848,003)	(3,519,023)

Cash and cash equivalents, beginning of period	3,937,135	8,983,281

Cash and cash equivalents, end of period	$3,089,132	$5,464,258

See accompanying notes to condensed consolidated financial statements (unaudited).

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of September 30, 2012 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three- and nine-month periods ended September 30, 2012, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

Recent Developments

The U.S. Government defense spending continues to be weak, especially within the area of research and development of new technologies. We continue to seek U.S. Government funding for our technologies and systems, with several proposals submitted and awaiting funding decisions. We have one funded Government contract, and have completed several small development efforts during the past quarter. We have suspended company investment in the development of new technologies for both the commercial and Government sectors in an effort to conserve limited cash resources. We will continue to market our USP laser technologies and high voltage systems in commercial markets and protect our intellectual property rights. At September 30, 2012, our backlog of orders approximated $146,000.

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

On September 28, 2012 we closed on the sale of the building which we have occupied since our inception in 2002. The building represented a sizable asset which was much larger than that required to support our present operations. We have entered into 1-year lease agreements to lease facilities consistent with the present level of activity. These facilities provide adequate space for our commercial applications centers, fabrication of laser and high voltage systems and performance of development activities and testing as contained within the outstanding proposals to the Government, and will provide us secure storage for company assets and Government equipment.

We believe that we have sufficient funds for 2012 operations. Our continuance in business beyond 2012 is dependent on successful development of commercial customers, sales of our USP laser systems, obtaining new contracts from Department of Defense customers and additional financing necessary to fund our operations and achieving profitability.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2012, the company incurred a net loss of $3.0 million, had negative cash flows from operations of $2.2 million and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of October 31, 2012, the company had $3.0 million in cash and cash equivalents.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other estimates that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future, as more information becomes known which could materially impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, estimating costs at completion on a contract, the valuation of inventory, carrying amount of long-lived assets, expected forfeiture rate on stock-based compensation and measurements of income tax assets and liabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements, as we currently do not have goodwill and other intangibles recorded on our financial statements.

2.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2012	December 31, 2011

Contracts receivable	$101,903	$494,395

Costs and estimated earnings on uncompleted contracts	1,450	349

Accounts receivable, net	103,353	494,744

Short term receivable (contract retention)	-	47,817
Long term receivable (contract retention)	-	205,313
	$103,353	$747,874

Contracts receivable are expected to be collected within a year.

Costs and Estimated Earnings on Uncompleted Contracts

	September 30, 2012	December 31, 2011

Costs incurred on uncompleted contracts	$6,234,714	$33,898,851
Estimated earnings	599,148	2,563,744

Total billable costs and estimated earnings	6,833,862	36,462,595
Less:
Billings to date	6,832,412	36,464,398

Total	$1,450	$(1,803)

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$1,450	$349
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(2,152)

Total	$1,450	$(1,803)

3.	INVENTORY

Our inventories consist of the following:

	September 30, 2012	December 31, 2011
Raw materials	$84,643	$81,303
Reserve for obsolescence	(15,537)	-
Work-in-process	27	60,373

Total	$69,133	$141,676

4.	PROPERTY AND EQUIPMENT

Our property and equipment consist of the following:

	September 30, 2012	December 31, 2011

Land	$-	$410,728

Buildings and improvements, leasehold improvements	2,363	2,278,264

Equipment	2,103,448	2,339,853

Furniture	5,333	250,751

Software	801,498	801,498

Total	2,912,642	6,081,094

Less accumulated depreciation and amortization	(2,818,401)	(3,714,914)

Net property and equipment	$94,241	$2,366,180

On September 28, 2012, we sold our principal office, manufacturing, storage, and primary research and development facility in Tucson, Arizona for $1.46 million. In the quarter ended June 30, 2012, we had recognized a $708,000 impairment charge in anticipation of the sale of the building and contents. In the sale transaction, we disposed of assets with a net book value of $1.386 million, after the impairment charge, and incurred transaction costs of $86,000. The loss on the sale of the building and contents was $12,000.

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

Share-Based Compensation – Employees and Directors

For the three months ended September 30, 2012 and 2011, share-based compensation expense totaled approximately $6,000 and $51,000, respectively. For the nine months ended September 30, 2012 and 2011, share-based compensation expense totaled approximately $53,000 and $237,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

As of September 30, 2012, $57,000 of total unrecognized compensation cost related to restricted stock and restricted stock units is expected to be recognized over a weighted average period of approximately 1.36 years.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table:

	Nine Months Ended September 30,
	2012	2011
Expected life (years)	-	2.5 years
Dividend yield	-	0.0%
Expected volatility	-	93.6%
Risk free interest rates	-	0.85% - 1.12%
Weighted average fair value of options at grant date	-	$0.40

During the nine months ended September 30, 2012, 72,305 shares of restricted stock units were vested, 79,811 shares of restricted stock units were forfeited, 6,835 shares of restricted stock awards were forfeited, no options to purchase shares were granted or exercised, and options to purchase 2,165,094 shares were forfeited. At September 30, 2012, 1,658,166 options with average exercises prices of $0.51 were outstanding.

6.	SIGNIFICANT CUSTOMERS

Approximately 90% and 53% of revenues for the three-month periods ended September 30, 2012 and 2011, respectively, are generated from either the U.S. Government or contractors to the U.S. Government. Approximately 90% and 90% of revenues for the nine-month periods ended September 30, 2012 and 2011, respectively, are generated from either the U.S. Government or contractors to the U.S. Government.

7.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the nine months ended September 30, 2012 and 2011, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Nine Months Ended September 30,
	2012	2011

Options to purchase common shares	1,658,166	4,028,590
Unvested restricted stock units	83,684	291,221
Convertible preferred stock	107,172	107,172

Total potentially dilutive securities	1,849,022	4,426,983

8.	DIVIDENDS

As of September 30, 2012, we had 107,172 shares of our 6.5% Series A Convertible Preferred Stock outstanding. A dividend was declared and was paid in cash on November 1, 2012 to the holders of record as of October 15, 2012.

Dividends on Preferred Stock are accrued when the amount and kind of the dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock.

9.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events occurring after September 30, 2012, the date of our most recent balance sheet, through the date our financial statements were issued.

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

Additionally, we develop and manufacture high-voltage systems for government and commercial customers for a range of applications.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011:

	2012	2011
Revenue	$311,992	$611,206
Cost of revenue	263,687	633,868
General and administrative	378,220	844,135
Selling and marketing	36,344	220,522
Research and development	-	677,665
Other (expense) income:
Interest expense	-	(1,392)
Interest income	192	707

Net loss	$(366,067)	$(1,765,669)

REVENUE

Revenue decreased by approximately $299,000 to $312,000 for the three months ended September 30, 2012 compared to $611,000 for the three months ended September 30, 2011. Revenues from the LGE product line decreased by $239,000 to $167,000 and High Voltage revenues decreased by $60,000 to $144,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. There were no revenues from the C-IED product line for either quarter as we completed all deliverables and testing required in the second quarter of 2011 and there were no Laser revenues for the quarters.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased by approximately $370,000 to $264,000 for the three months ended September 30, 2012, compared to $634,000 for the three months ended September 30, 2011. The decrease in cost of revenue is directly tied to the decrease in sales activity of approximately 49%. Cost of revenue as a percentage of revenue decreased from last year.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $466,000 to $378,000 for the three months ended September 30, 2012 compared to $844,000 for the three months ended September 30, 2011. Salaries, wages and benefits decreased by approximately $687,000, which is reflective of our reduction in workforce; supplies and building related expenses decreased by approximately $178,000, which reflects the gains on sale of miscellaneous supplies and tools during the downsizing of our operations; professional services decreased by approximately $168,000; miscellaneous expenses decreased by $70,000, which reflects the gains on sale of depreciable assets sold during the quarter, non-cash compensation costs decreased by approximately $44,000; and depreciation and amortization decreased by $42,000, reflecting the sale of our building and the sale of other depreciable assets as we downsized to a smaller facility. Offsetting these reductions in operating expenses totaling approximately $1.2 million was a decrease in absorption of labor and overheads of approximately $745,000 previously charged to government contracts. Cost saving measures were instituted throughout 2011 and continuing into 2012 to compensate for the decrease in revenues, including reductions of our workforce and reductions in other operating expenses.

SELLING AND MARKETING

Selling and marketing expenses decreased $184,000 to $36,000 for the three months ended September 30, 2012 compared to $221,000 for the three months ended September 30, 2011. The decrease in sales and marketing expenses is represented by decreases in marketing expenses of $87,000, bid and proposal expenses of $58,000 and business development expense of $39,000 predominantly due to our headcount reductions.

RESEARCH AND DEVELOPMENT

There were no research and development expenses during the three months ended September 30, 2012 as compared to $678,000 for the three months ended September 30, 2011. This decrease reflects our goal to limit the investment of our own resources in research and development efforts as a cost reduction measure.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the three months ended September 30, 2012 was higher by approximately $900 as compared to the three months ended September 30, 2011.

NET LOSS

Our operations for the three months ended September 30, 2012 resulted in a net loss of approximately $366,000, a decrease of approximately $1,400,000 compared to the $1.8 million loss for the three months ended September 30, 2011.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011:

	2012	2011
Revenue	$1,215,506	$4,450,549
Cost of revenue	1,018,277	4,233,710
General and administrative	2,286,954	2,742,705
Selling and marketing	711,846	886,422
Research and development	157,313	1,309,453
Other (expense) income:
Interest expense	(1,651)	(3,732)
Interest income	974	2,847

Net loss	$(2,959,561)	$(4,722,626)

REVENUE

Revenue decreased by approximately $3.2 million to $1.2 million for the nine months ended September 30, 2012 compared to $4.5 million for the nine months ended September 30, 2011. Revenues from the C-IED product line decreased by $2.2 million to $0 as we completed all deliverables and testing required in the second quarter of 2011, LGE revenues decreased by $987,000 to $633,000, Laser revenues decreased by $181,000 to $0 and High Voltage revenues increased by $104,000 to $582,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased by approximately $3.2 million to $1.0 million for the nine months ended September 30, 2012, compared to $4.2 million for the nine months ended September 30, 2011. The decrease in cost of revenue is directly tied to the decrease in sales activity of approximately 73%. Cost of revenue as a percentage of revenue decreased from last year.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $456,000 to $2.3 million for the nine months ended September 30, 2012 compared to $2.7 million for the nine months ended September 30, 2011. Salaries, wages and benefits decreased by approximately $2.2 million, professional services decreased by approximately $871,000, supplies and building related expenses decreased by approximately $368,000, non-cash compensation costs decreased by approximately $175,000, recruiting expense decreased by approximately $95,000, depreciation and amortization decreased by approximately $80,000 and travel related expenses decreased by approximately $40,000. Offsetting these reductions in operating expenses totaling approximately $3.9 million was an increase in miscellaneous expense of $618,000 reflecting the $708,000 impairment reserve against the sale of the building and contents posted net of gains on sales of miscellaneous depreciable assets. Also offsetting the reductions in operating expenses is the decrease in absorption of labor and overheads of approximately $2.9 million previously charged to government contracts. Cost saving measures were instituted throughout 2011 and continuing into 2012 to compensate for the decrease in government revenues, including reductions of our workforce and reductions in other operating expenses.

SELLING AND MARKETING

Selling and marketing expenses decreased by approximately $175,000 to $712,000 for the nine months ended September 30, 2012 compared to $886,000 for the nine months ended September 30, 2011. The decrease in sales and marketing expenses is mostly tied to decreases in marketing expenses of $184,000 and bid and proposal expenses of $135,000 tied to headcount reductions, partially offset by increases in business development expenses of $144,000 associated with the introduction of our new products into the commercial market and participation in trade shows.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased by $1.2 million to $157,000 during the nine months ended September 30, 2012 as compared to $1.3 million for the nine months ended September 30, 2011. During the first quarter of 2012, we completed the development of our ultrafast laser prototype. This decrease represents our goal to reduce our investment in research and development efforts as a cost reduction measure.

INTEREST INCOME AND INTEREST EXPENSE

Net interest expense for the nine months ended September 30, 2012 was higher by approximately $200 as compared to the nine months ended September 30, 2011.

NET LOSS

Our operations for the nine months ended September 30, 2012 resulted in a net loss of approximately $3.0 million, a decrease of approximately $1.8 million compared to the $4.7 million loss for the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had approximately $3.1 million of cash and cash equivalents, an increase of approximately $1.5 million from June 30, 2012. This increase was primarily from the proceeds on the sale of our building in September. Our cash position decreased during the first nine months of 2012 by approximately $848,000. During the first nine months of 2012 the net cash outflow from operating activities was approximately $2.2 million. This amount is comprised primarily of our net loss of $3.0 million and decreases in our accrued expenses and deposits of $784,000, accounts payable of $272,000 and net gain on building, land and equipment disposal of $99,000, partially offset by the $708,000 impairment loss on property held for sale, $391,000 decrease in accounts receivables, $207,000 decrease in prepaid expenses, deposits and other assets, $205,000 decrease in long term receivables and $174,000 depreciation and amortization. Investing activities resulted in net cash inflow of approximately $1.5 million, resulting primarily from the sale of our building and financing activities resulted in net cash outflow of approximately $131,000.

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

BACKLOG OF ORDERS

At September 30, 2012, we had a backlog (workload remaining on signed contracts) of approximately $146,000, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of September 30, 2012 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended September 30, 2012, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

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

Date: November 12, 2012

-17-