Form 10-K
period 2012-12-31
APPLIED ENERGETICS, INC.
filed 2013-03-29
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2012 (the last day of the registrant’s most recently completed second quarter) was approximately $3,432,000.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 18, 2013 was 91,735,662.

APPLIED ENERGETICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 4585 S. Palo Verde Road, Suite 405, Tucson, Arizona, 85714 and our telephone number is (520) 628-7415.

Recent Developments

The U.S. Government has significantly reduced defense spending and we do not anticipate receiving significant additional Government funding in the near future. We intend to continue to seek U.S. Government funding for our Laser Guided Energy (“LGE”), Laser Induced Plasma Channel (“LIPC”), counter-improvised explosive devices (“IED”) and high voltage laser technologies and USP systems. We have suspended the majority of our Government work due to the lack of Government funding. We have also developed our USP laser technologies and systems for commercial markets. We are not investing company funds or resources to further develop and enhance our LGE, LIPC, counter-IED and high voltage technologies and systems. As of March 18, 2013, our backlog was approximately $ 0.

As a result of the decrease in U.S. Government funding, we have significantly reduced our workforce to a level consistent with our expected operations.

We are considering strategic alternatives, including mergers, the acquisition of one or more businesses or technologies, and/or the disposition of one or more of our existing businesses.

Our continuance in business beyond 2013 is dependent on successful development of commercial customers, sales of our USP laser systems, obtaining profitable operations and additional financing necessary to fund our operations. Additional contracts from our Department of Defense customers, if available and substantial, will assist in funding our operations and contribute to revenue and cash flow.

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

We have completed all funded work authorized under our contract with the U. S. Army’s Research, Development and Engineering Command (“ARDEC”). We continue to responded to ARDEC requests for proposal on additional funding for development of our LGE technology; however, there is no assurance that further funding will be awarded.

Counter-IED Technologies

We have developed and delivered a system that demonstrated significant capability in over 200 missions in Afghanistan countering IEDs from mid-2009 through early 2011.

Patents and Proprietary Information

Since our inception, we have pursued the development of a range of core intellectual property objectives using internal investment, and have aggressively pursued patents on such technology. The objective of this approach has been to establish a sole source role for us in customer-funded technology and product development contracts, as well as to build and protect the value of the intellectual property that we create, seeking to establish a preferred competitive position in the commercial marketplace. Presently, fourteen U.S. Patents have been issued and thirty-two U.S. patent applications are pending. We currently have U.S. Government initiated “national security related” secrecy orders for eleven of the thirty-two pending patent applications. The U.S. Patent and Trademark Office imposes secrecy orders when disclosure of an invention by publication of a patent would be detrimental to the United States’ national security. These patents are treated as under review unless and until they are declassified, at which time patents may be issued, with enforcement based on the original filing date. We have thus far received notice that ten of these patent applications under secrecy order have been found patentable by the U.S. Patent Office. Applied Energetics patents and patent applications relate to our core LIPC technology, counter-IED offerings, and other technologies related to LGE, laser and high voltage applications.

Customer Dependency

Historically, revenue was derived from contracts with Government agencies or contractors to the Government representing approximately 90% of total revenue for both 2012, and 2011. The significant reduction in Government funding for our LGE, LIPC and counter-IED technologies and systems has had, and will continue to have, a material adverse effect on Applied Energetics. We do not anticipate significant funding from our Government Customers in 2013 and thus continued operations will be dependent on funding from new customers yet to be developed. When we refer to “Government” we mean the U.S. Government and its agencies. Over the past three years our efforts have increasingly focused on developing and attempting to market applications of our technologies for commercial products and markets. We believe that both our USP laser technologies and the compact high voltage generation systems offer unique capabilities that surpass performance for competitive commercial products in the marketplace of which we are aware.

Competition

Within the USP laser and commercial high voltage markets there exists established companies which offer competitive products in our market segment. These competitors have substantial existing customer bases throughout the various worldwide markets.

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

Our research and development expense was approximately $157,000 and $1,674,000 for 2012 and 2011, respectively. Our investment in internally funded research decreased during 2012 as we completed the building of prototypes in late 2011 and early 2012 for our USP lasers and nested high voltage generators. We expect our research and development efforts to remain at a reduced level as we do not intend to invest our own funds on further development and advancement of our LGE, LIPC, counter-IED and high voltage technologies.

Backlog of Orders

At December 31, 2012 and 2011, respectively, we had a backlog (i.e., work load remaining on signed contracts) of approximately $26,000 and $390,000, respectively, to be completed within the twelve months following those dates. As of March 18, 2013, our backlog was approximately $0.

Employees

As of December 31, 2012, we had 10 full time employees. The breakdown of the employees is as follows: two in executive management, one scientist, four in technical and engineering, one in manufacturing support and two in administrative functions including accounting and human resources. As of March 18, 2013, we had 9 full-time employees.

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

We do not have any funded Government contracts. Because Government agencies have been the dominant revenue source historically and many of these agencies continue to be identified as the intended customers for our various future products, it is uncertain whether we will enter into new or continue with existing development or production contracts and, if we do, what the timing or magnitude of such orders will be. In addition, the reduction in US forces in Afghanistan has really reduced the urgent need for our counter-IED system.

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

We are exploring strategic alternatives which may change the nature of our business.

Because of the lack of government funding we are receiving, we have significantly reduced our work force and are seeking strategic alternatives. As a result, we may acquire one or more businesses or technologies which may or may not be related to our existing businesses and may dispose of one or more existing businesses.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2012 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses from operations and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in Government contract activity raise substantial doubt about our ability to continue as a going concern.

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

We do not have any funded Government contracts. Because Government agencies have been the dominant revenue source historically and many of these agencies continue to be identified as the intended customers for our various future products, it is uncertain whether we will enter into new or continue with existing development or production contracts and, if we do, what the timing or magnitude of such orders will be. In addition, the reduction in US forces in Afghanistan has really reduced the urgent need for our counter-IED system.

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

Approximately 90% of our revenue for both years ended December 31, 2012 and 2011 were from the U.S. Government and Government contractors. The current trend for the U.S. defense spending is decreasing, and is expected to be in a downward trend for the foreseeable future. We do not expect to receive Government funding for our LGE, LIPC, and counter-IED systems in the near term and expect our revenues to further decline and losses to continue for the foreseeable future.

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

We have historically derived a substantial portion of our revenue from a limited number of contracts. Therefore, our revenue will continue to be adversely affected if we fail to receive new contracts and renewals or follow-on contracts.

During the year ended December 31, 2012, we derived approximately 43% of our revenues from our U.S. Air Force contract to develop a compact, high power, pulse generator to be used as a High Power Microwave (HPM) power supply. Additionally, 90% of our revenue was derived from only six Government contracts. The loss of Government funding has adversely affected our revenue and, as a result, we anticipate revenue may continue to decline and losses to continue for at least the foreseeable future.

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

As of March 18, 2013, we had outstanding approximately 92 million shares of common stock. A substantial portion of our shares are currently freely trading without restriction under the Securities Act of 1933, having been held by their holders for over one year and are eligible for sale under Rule 144(k) of the Securities Act

Provisions of our corporate charter documents could delay or prevent change of control.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of "blank check" preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors. The designation of preferred stock in the future, the classification of our Board of Directors, its three classes and the rights agreement could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. Moreover, the holders of our outstanding Series A Preferred Stock have a right to put their shares to the Company for $2.7 million in the event of a change of control. Such right could hinder our ability to sell our assets or merge with another company.

The redemption and dividend provisions of our outstanding preferred stock are onerous due to our current financial condition.

As of December 31, 2012, the liquidation preference of our outstanding preferred stock was approximately $2.7 million which represents approximately 92% of our total assets. If an event occurs that would require us to redeem the preferred stock, we may not have the required cash to do so.

In addition, our annual dividend payment on the preferred stock is approximately $174,000, which will further deplete our cash or significantly dilute our common stockholders of we pay the dividend in shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In August 2102, we entered into 1-year agreements to lease approximately 3,700 square feet of office and manufacturing space and approximately 2,300 square feet of storage space in Tucson, Arizona.

In September 2012, we closed on the sale of the office, manufacturing and storage facility that we have occupied since our inception in 2002. The building represented a sizable asset which was much larger than that required to support our present operations.

Our aggregate rent expense, including common area maintenance costs, was approximately $23,000 and $97,000 for 2012 and 2011, respectively.

We believe our facilities are adequate for our currently expected level of operations.

See Note 11 to our 2012 Consolidated Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2012.

ITEM 3. LEGAL PROCEEDINGS

The previously reported litigation with NewOak Capital Markets LLC was dismissed with prejudice on February 16, 2012 pursuant to a settlement agreement which required our payment of $200,000.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market price per share

Our common stock is currently quoted for trading on the Over the Counter Bulletin Boards and the OTC Markets, trading under the symbol “AERG.OB”. The following table sets forth information as to the price range of our common stock for the period January 1, 2011 through December 31, 2012. No dividends on common stock were declared for these periods.

Quarterly Periods	High	Low
2011
First	0.97	0.59
Second	0.68	0.27
Third	0.52	0.19
Fourth	0.37	0.04
2012
First	0.12	0.06
Second	0.08	0.04
Third	0.06	0.03
Fourth	0.05	0.02

Holders of Record

As of March 18, 2013, there were approximately 403 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

There were no unregistered sales of securities in 2012.

Dividends

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock. We paid dividends via the issuance shares of Common Stock on our 6.5% Series A Convertible Preferred Stock in 2011. We paid cash dividends on our 6.5% Series A Convertible Preferred Stock in 2012 and February 2013.

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

We have completed all contracted work authorized under our contract with the U. S. Army’s Research, Development and Engineering Command (“ARDEC”). We continue to respond to ARDEC requests for proposal on contracts for development of our LGE technology; however, there is no assurance that a contract will be awarded.

Counter-IED Technologies

We have developed and delivered a system that demonstrated significant capability in over 200 missions in Afghanistan countering IEDs from mid-2009 through early 2011.

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

The asset caption “accounts receivable” includes costs and estimated earnings in excess of billings on uncompleted contracts, which represents revenue recognized in excess of amounts billed. Such revenue is billable under the terms of the contracts at the end of the year, yet was not invoiced until January, 2013, and is generally expected to be collected within one year. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

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

The fair value of each option grant is estimated at the date of grant using the Black-Scholes-Merton option valuation model. We make the following assumptions relative to this model: (i) the annual dividend yield is zero as we do not pay dividends on our common stock, (ii) the weighted-average expected life is based on a midpoint scenario, where the expected life is determined to be half of the time from grant to expiration, regardless of vesting, (iii) the risk free interest rate is based on the U.S. Treasury security rate for the expected life, and (iv) the volatility is based on the level of fluctuations in our historical share price for a period equal to the weighted-average expected life. We estimate forfeitures when recognizing compensation expense and adjust this estimate over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

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

Results of Operations

Our consolidated financial information for the years ending December 31, 2012, and 2011 is as follows:

	2012	2011
Revenue	$1,335,421	$5,070,156
Cost of revenue	1,148,906	4,793,181
General and administrative	2,757,510	3,811,028
Selling and marketing	776,054	1,151,213
Research and development	157,313	1,674,158
Other (expense) income:
Interest expense	(1,651)	(4,156)
Interest income	2,536	3,477
Loss before provision for income taxes	(3,503,477)	(6,360,103)
Provision (benefit) for income taxes	-	-
Net loss	$(3,503,477)	$(6,360,103)

Revenue

Revenue decreased approximately $3.7 million to $1.3 million for the year ended December 31, 2012 compared to 2011 primarily as a result of the reduction in Government spending on our technologies. Our counter-IED revenue decreased by $2.2 million to $0 in 2012; as we completed all deliverables and testing required under our contract with the USMC in the second quarter of 2011. LGE revenue decreased by $1.5 million to $633,000 as we exhausted the available funding under our contract with ARDEC. Additionally, our USP Laser revenues decreased by $181,000 for the year ended 2012 due to the delivery of our USP Laser to the Navy in June of 2011. Offsetting these decreases in revenue was an increase in our HV revenue of $112,000 for the year ended 2012.

Cost of Revenue

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased by $3.6 million for the year ended December 31, 2012 compared to 2011. The decrease in cost of revenue is directly tied to the decrease in sales activity of approximately 74%. Cost of revenue as a percentage of revenue improved to 86% from 95% last year.

General and Administrative

General and administrative expenses decreased approximately $1.1 million for the year ended December 31, 2012 compared to 2011. Salaries and wages decreased by approximately $2.3 million, professional services decreased by approximately $1.3 million, employee benefits decreased by approximately $491,000, supplies and building related expenses decreased by approximately $458,000, non-cash compensation costs decreased by approximately $185,000, insurance and miscellaneous fees decreased by approximately $162,000 and depreciation and amortization decreased by approximately $145,000. Offsetting these reductions in operating expenses was a decrease in absorption of labor and overheads of approximately $3.5 million previously charged to government contracts because our staffing exceeded our operational requirements as a result of the reduced volume of government contract business. These reductions reflect the various cost saving measures implemented in 2011 and continuing through 2012 to compensate for the decrease in government revenues; which included reducing our workforce, exiting our leased facilities, and reductions in other operating expenses.

At December 31, 2012, there were approximately $44,000 of unrecognized compensation costs related to unvested restricted stock awards. The costs for restricted stock awards are expected to be recognized on a weighted-average basis over approximately one year.

Selling and Marketing

Selling and marketing expenses decreased by approximately $375,000 for the year ended December 31, 2012 compared to 2011. The decrease was mostly due to the reduction of workforce as well as the reduction of our bid and proposal activity in 2012.

Research and Development

Research and development expenses decreased approximately $1.5 million for the year ended December 31, 2012 compared to 2011. Our investment in internally funded research decreased during 2012 as we completed the building prototypes at the end of 2011 and early 2012.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense. Net interest income for 2012 was higher by approximately $2,000 from 2011 primarily due to the lower financing costs incurred in 2012.

Net Loss

Our operations in 2012 resulted in a net loss of approximately $3.5 million, a decrease of approximately $2.9 million compared to the approximately $6.4 million net loss for 2011. Our net loss attributable to common stockholders per common share – basic and diluted decreased from approximately $0.07 per share to $0.04 per share due to the decrease of net loss.

Inflation and Seasonality

We do not believe that inflation has a material effect on the operations or financial condition of our business, nor do we believe that we are subject to significant seasonal swings in our business.

Trend Discussion

We expect revenues for 2013 to further decline due to the unresolved issues regarding the Federal Budget and how deficit reduction will affect the budgets of our Government customers.

As a result, to reduce our cost of revenue, research and development and general and administrative expenses, we have made a strategic decision not to invest internal funds on the further development and advancement of our LGE, LIPC, counter-IED and high voltage systems and have reduced our work force to a level consistent with our expected operations.

Liquidity and Capital Resources

At December 31, 2012, we had approximately $2.6 million of cash and cash equivalents, a decrease of approximately $1.3 million from December 31, 2011. In 2012, we used approximately $2.6 million in operating activities. This amount is comprised primarily of our net loss of $3.5 million and decreases in our accrued expenses and deposits of $754,000, accounts payable of $201,000 and net gain on equipment disposal of $119,000, partially offset by the $720,000 loss on building and land sold, $447,000 decrease in accounts receivables, $205,000 decrease in long term receivables, $193,000 depreciation and amortization and $147,000 decrease in prepaid expenses, deposits and other assets. Investing activities resulted in net cash inflow of approximately $1.5 million, resulting primarily from the sale of our building and financing activities resulted in net cash outflow of approximately $174,000.

The fiscal year 2012 Department of Defense budget was approved in January of 2012. This budget and the President’s proposed budget for 2013 reflect significant reductions in research and development funding for the foreseeable future. This area has historically generated greater than 90% of revenues. We have suspended the majority of our Government work due to the lack of Government funding, therefore we expect to continue having significantly reduced revenues from the US Government. Furthermore, it is expected that revenue generated from commercial sales of our new USP laser and High Voltage systems will not become significant for at least the next twelve months as these products gain market acceptance. The combination of these conditions will cause further depletion our cash reserves during the transition to commercialize our USP laser technologies. We are considering strategic alternatives, including mergers, the acquisition of one or more businesses or technologies, and/or the disposition of one or more of our existing businesses.

Our continuance in business beyond 2013 is dependent on successful development of new commercial customers and sales of our USP laser systems and high voltage systems, obtaining profitable operations and additional financing necessary to fund our operations. Additional contracts from our Department of Defense customers, if available and substantial, may assist in funding our operations and contribute to our overall cash flow.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2012 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors’ have noted that our recurring losses from operations and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in Government contract activity raise substantial doubt about our ability to continue as a going concern.

Backlog

At December 31, 2012 and 2011, we had a backlog (i.e., work load remaining on signed contracts) of approximately $26,000 and $390,000, respectively, to be completed within the twelve months following those dates. As of March 18, 2013, our backlog was approximately $0.0.

Contractual Obligations:

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2012:

	Payment by Period
	Total	Less than 1 Year

Operating leases	$20,288	$20,288

Total	$20,288	$20,288

Not included in the above table are the dividends on our Series A Preferred Stock that are approximately $174,000 each year (approximately $43,000 each quarter), assuming no conversion of the outstanding shares of Series A Preferred Stock into shares of common stock.

Operating Leases

We have, in the past, operated in leased premises under operating leases. Total rent expense on premises amounted to approximately $23,000 and $97,000 for 2012 and 2011, respectively.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at the rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly, when declared. The holders of the Series A Preferred Stock have a right to put the stock to the Company for an aggregate amount equal to the liquidation preference ($2.7 million) in the event of a change in control. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. As of December 31, 2012, there were 107,172 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 11 to the Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the related notes and the Report of Independent Registered Public Accounting Firm thereon, are included in Applied Energetics’ 2012 Consolidated Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Our management, including our Principal Executive Officer (”PEO”)and Principal Financial Officer (“PFO”), has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, the PEO and PFO has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officers and directors:

Name	Age	Principal Position	Director, Term expiring in

Mark J. Lister	55	Chairman of the Board	2014
Joseph C. Hayden	54	President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Eric F. Lau	48	Chief Operating Officer and Vice President of Engineering
George P. Farley	74	Independent Director	2012
John F. Levy	57	Independent Director	2014

Mark J. Lister: Mark J. Lister has served as a member of our Board of Directors since June 2009 and as chairman since July 9, 2012. Mr. Lister serves as the Chairman of our Strategic Planning Committee. Since November 2006, Mr. Lister has been President of StratTechs, Inc., a consulting firm he founded which specializes in brokering technology within the Defense, Intelligence and Homeland Security Government markets. Mr. Lister recently completed service on the Secretary of the Navy Advisory Panel and formerly served as Chairman of the Naval Research Advisory Committee. From January 1992 to June 2006, Mr. Lister was employed by the Sarnoff Corporation where he most recently served as Senior Vice President of Government Operations. While at Sarnoff, from 2001 to 2006, Mr. Lister served as Managing Director of the Rosettex Technology and Ventures Group, a joint venture of Sarnoff Corporation and SRI International for which he was a founder, and from 1996 to 2001, Mr. Lister served as Executive Director of the National Information Display Laboratory. From 1987 to 1992, he served as Director, Advanced Development and Applications in the Research and Development Group of the Office of the Assistant Secretary of the U.S. Air Force for Space. Mr. Lister’s government career began at the Naval Research Laboratory where he served as a researcher in the Space Applications Branch from 1977 to 1987. Mr. Lister has a B.S. in Electrical Engineering from Drexel University, a B.S. in Mathematics from St. Vincent College and a MEA from George Washington University.

Joseph C. Hayden: Joseph C. Hayden has been the Principal Executive Officer since April 2009. Mr. Hayden also served as the President from June 2010 through March 2013. Mr. Hayden resigned as President effective April 1, 2013.  Previously, he served as the Company’s Chief Operating Officer and as Executive Vice President - Programs for Applied Energetics, directing all new business capture and the execution of awarded contracts. Prior to that, he was Executive Vice President of Business Operations from November 2002 to 2004. He is a founder of the company.

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

John F. Levy: John F. Levy has been a director of the company since June 2009. Mr. Levy serves as Chairman of our Nominating and Corporate Governance Committee and as a member of our Audit and Strategic Planning Committee. Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm that advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. Mr. Levy served as the Interim Chief Financial Officer from November 2005 to March 2006 of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007. From November 1997 to May 2005, Mr. Levy served as Chief Financial Officer of MediaBay, Inc., a NASDAQ listed company and provider of spoken word audio content. While at MediaBay, he also served for a period as its Vice Chairman. Mr. Levy is a certified public accountant with nine years of experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a director and non-executive Chairman of the Board of Applied Minerals, Inc., an exploration stage natural resource and mining company, a director, lead director and chair of the audit committee of Gilman Ciocia, Inc., a publicly traded financial planning and tax preparation firm, and a director of China Commercial Credit, Inc., a privately held micro credit company that provides direct loans and loan guarantee services in China. Mr. Levy was formerly a director of Brightpoint, Inc., Take-Two Interactive Software, Inc. and PNG Ventures, Inc. Mr. Levy has authored The 21st Century Director: Legal and Ethical Responsibilities of Board Members, a course on the ethical and legal responsibilities of board members initially presented to various state accounting societies. Mr. Levy has a B.S. degree in Economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph's University in Philadelphia.

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

Applied Energetics, Inc.

Attention: Compliance Officer

3590 East Columbia Street

Tucson, AZ 85714

Committees of the Board of Directors

Audit Committee

The Audit Committee of the Board of Directors is comprised of Messrs. Farley (Chairman), Lister and Levy. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews the scope and results of the audit engagement with the independent public accountants, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our Board of Directors has determined that each committee member meets the independence and financial literacy requirements under current NASDAQ rules. In addition, our Board of Directors has determined that Mr. Farley is an “audit committee financial expert” as defined under Item 407 of Regulation S-K of the SEC. Refer to Item 10 above for Mr. Farley's qualifications.

Compensation Committee

The Compensation Committee of the Board of Directors is comprised of Mr. Farley. The committee is responsible for establishing and maintaining executive compensation practices designed to encourage company profitability and enhance long-term shareholder value.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of Mr. Levy. The Committee is responsible for establishing and maintaining corporate governance practices designed to aid the long-term success of Applied Energetics and effectively enhance and protect shareholder value.

Strategic Planning Committee

The Strategic Planning Committee is comprised of Messrs. Lister (Chairman) and Levy. The Committee is responsible for providing oversight to establish strategic direction for the Company, develop with Company management and recommend to the Board a short and long-term strategic plan for the Company, periodically review and update the plan, investigate and review merger, acquisition, joint venture and other business combination and strategic opportunities and to provide oversight for monitoring and executing strategies.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses, for the periods presented, the compensation for the persons who served as our Principal Executive Officer, our Chief Financial Officer and our Chief Operating Officer for the years ended December 31, 2012, and 2011 (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Stock Awards (2)	All Other Compensation (3)	Total
Joseph C. Hayden	2012	$196,083	$-	$262	$196,345
President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer	2011	$214,740	$19,090	$3,688	$237,518
Eric F. Lau	2012	$158,954	$-	$180	$159,134
Chief Operating Officer, Vice President of Engineering	2011	$161,154	$14,110	$3,199	$178,463

(1)	Mr. Hayden’s salary in 2012 and 2011 reflect the decrease of his base salary to $195,500 effective July 5, 2011. Mr. Lau’s salary in 2012 and 2011 reflect the decrease of his base salary to $150,000 effective July 5, 2011.
(2)	The amounts included in the “Stock Awards” column represent the aggregate grant date fair value in 2011 related to stock awards, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 7 to our 2012 Consolidated Financial Statements.
(3)	The amounts shown in the “All Other Compensation” column for 2011 are attributable to the company match expense for 401(k) contributions. All named executives received an employer matching benefit pursuant to which we matched 50% of the employees’ 401(K) contribution up to 3% of their eligible compensation to their 401(k) plans, a benefit that was available to all employees. The Company ended the 401(k) match program in 2012. Additionally, “All Other Compensation” includes the dollar value of life insurance premiums paid by us for all named executive officers.

Employment Agreements for Named Executive Officers

We currently have no employment agreements for named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the Named Executives at December 31, 2012:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Option Exercise Price	Option Expiration Date	Number of shares of stock that have not vested		Market Value of Shares of stock that have not vested
Joseph C. Hayden	-				15,333	(1)	$460
	-				11,220	(1)	$337
Eric F. Lau	250,000	(2)	$0.40	07/16/2014	-		$-
	50,000	(3)	$0.60	03/23/2015	-		$-

(1)	Restricted stock grants vest as to one third on the second day following the filing of the 10-K report for each of the years ended 2011, 2012 and 2013. These restricted stock units were granted under the 2007 Stock Incentive Plan
(2)	Vested as to 83,333 shares on each of July 16, 2009, 2010, 2011 and 2012. These options were granted under the 2007 Stock Incentive Plan.
(3)	Vested on each of March 23, 2010, 2011 and 2012. These options were granted under the 2007 Stock Incentive Plan.

Payments upon Termination or Change-In-Control

There are no termination or change in control agreements in place.

Director Compensation

The following table discloses our director compensation for the year ended December 31, 2012:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Mark J. Lister	$67,292	$-	$67,292
George P. Farley	$51,516	$-	$51,516
John F. Levy	$44,158	$-	$44,158

As of January of 2012, the annual cash compensation for independent directors was follows: the Chairman of the Board, and/or Lead Independent Director, if independent, shall receive $106,250 per year; the Chairman of the Audit Committee shall receive $63,750 per year; the Chairman of the Compensation Committee shall receive $46,750 per year, the Chairman of the Nominating Committee shall receive $46,750 per year and each other independent director shall receive $42,500 per year. In addition, the Chairman of the Strategic Planning Committee was awarded an additional payment of $50,000 annually for his services in leading the corporation’s strategic planning initiatives. In March 2012, the board reduced its compensation by 25%. In July 2012, by action of the board, compensation to Messrs. Farley and Levy was adjusted to $50,000 per year. Effective March 18, 2013, the Directors of the Company agreed to reduce their annual director compensation to $25,000 for Messrs. Lister and Farley and $20,000 for Mr. Levy.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2012, none of our executive officers served on the Board of Directors or the Compensation Committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 18, 2013:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 18, 2013 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 91,670,192 shares outstanding on March 18, 2013. Restricted stock units which were granted February 28, 2011, begin vesting on the third business day following the dates on which we file our Annual Report on Form 10-K for the years ending December 31, 2011, 2012 and 2013 with the Securities and Exchange Commission. Therefore, the first vesting is included in the table below.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)
Superius Securities Group Inc. Profit Sharing Plan	8,535,997	(2)	9.3%
Joseph C. Hayden	5,603,668		6.1%
Eric F. Lau	352,084	(3)	*
Mark J. Lister	75,000		*
John F. Levy	37,500		*
George P. Farley	0	(4)	*
All directors and executive officers as a group (5 persons)	6,068,252		6.6%

* Less than 1%

(1)	Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options held by that person that are exercisable within 60 days of the Record Date.
(2)	Based on information contained in a report on Schedule 13G filed with the SEC on October 29, 2009. The address of Superius Securities Group Inc. Profit Sharing Plan is 94 Grand Ave., Englewood, NJ 07631.
(3)	Represents 52,084 shares of common stock and 300,000 options exercisable within 60 days record date.

(4)	Mr. Farley denies beneficial ownership of the common shares and common shares issuable upon exercise of options he transferred to various LLCs.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,172,166	$0.51	10,060,917
Equity compensation plans not approved by security holders	-	$-	-
Total	1,172,166	$0.51	10,060,917

The following is a description of currently open stock option and equity plans.

The 2004 Stock Incentive Plan (“2004 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 3,000,000 shares of common stock were originally reserved for distribution pursuant to the 2004 Plan. On June 28, 2005, the stockholders approved an amendment to the 2004 Plan to (i) increase the number of shares of the company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of common stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares. As of December 31, 2012, options to purchase 695,500 shares were outstanding under this plan. Additionally, as of December 31, 2012, there were no unvested restricted stock units outstanding under this plan. Approximately 2.2 million shares were available for grant under this plan as of December 31, 2012.

The 2007 Stock Incentive Plan (“2007 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based awards. A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan. As of December 31, 2012, options to purchase 476,666 shares were outstanding under this plan. As of December 31, 2012, 76,458 restricted stock grants remain outstanding under the plan. As of December 31, 2012, approximately 7.8 million shares were available for grant from this plan.

We have, from time to time, also granted non-plan options and other equity-based awards to certain officers, directors, employees and consultants. No inducement grants as defined were made during 2012, nor are any outstanding from previous years.

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

Director Independence

The Board has determined that Messrs. Farley and Levy meet the director independence requirements applicable to NASDAQ listed companies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to the company by BDO USA, LLP for professional services rendered for the years ended December 31, 2012 and 2011.

	2012	2011
Audit Fees	$125,721	$141,500
Tax Fees	$18,500	$18,000

Fees for audit services include fees associated with the annual audit of the company and its subsidiaries, the review of our quarterly reports on Form 10-Q. Tax fees include tax compliance, tax advice, research and development credits and tax planning related to federal and state tax matters.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2013.

APPLIED ENERGETICS, INC.

By	/s/ Joseph C. Hayden
Joseph C. Hayden
President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of March, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ John F. Levy	Director
John F. Levy

/s/ George P. Farley	Director
George P. Farley

/s/ Mark J. Lister	Chairman of the Board
Mark J. Lister

/s/ Joseph C. Hayden	President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Joseph C. Hayden

/s/ Eric F. Lau	Chief Operating Officer and Vice President of Engineering
Eric F. Lau

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Applied Energetics, Inc.

Tucson, Arizona

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Energetics, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and expects losses from operations to continue in 2013 due to the reduction of government contract activity that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Phoenix, Arizona

March 29, 2013

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,

	2012	2011

Revenue	$1,335,421	$5,070,156
Cost of revenue	1,148,906	4,793,181

Gross profit	186,515	276,975

Operating expenses:
General and administrative	2,757,510	3,811,028
Selling and marketing	776,054	1,151,213
Research and development	157,313	1,674,158
Total operating expenses	3,690,877	6,636,399

Operating loss	(3,504,362)	(6,359,424)

Other income (expense):
Interest expense	(1,651)	(4,156)
Interest income	2,536	3,477
Total other income (expense)	885	(679)

Loss before provision for income taxes	(3,503,477)	(6,360,103)

Provision for income taxes	-	-

Net loss	(3,503,477)	(6,360,103)

Preferred stock dividends	(174,155)	(166,042)

Net loss attributable to common stockholders	$(3,677,632)	$(6,526,145)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.04)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	91,719,288	90,992,496

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$2,622,142	$3,937,135
Accounts receivable	47,964	494,744
Inventory - net	66,884	141,676
Prepaid expenses	102,610	249,215
Other receivables	-	99,447
Total current assets	2,839,600	4,922,217
Long term receivable	-	205,313
Property and equipment - net	81,623	2,366,180
TOTAL ASSETS	$2,921,223	$7,493,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$116,930	$318,330
Accrued expenses	76,188	415,880
Insurance premium financing (3.9% interest)	-	212,526
Accrued compensation	140,783	293,671
Customer deposits	-	49,046
Billings in excess of costs	-	2,152
Total current liabilities	333,901	1,291,605

Total liabilities	333,901	1,291,605

Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 107,172 shares issued and outstanding at December 31, 2012 and 2011 (Liquidation preference $2,679,300)	107	107
Common stock, $.001 par value, 500,000,000 shares authorized; 91,735,662 shares issued and outstanding at December 31, 2012, 91,670,192 shares issued and outstanding at December 31, 2011	91,736	91,670
Additional paid-in capital	79,218,301	79,155,518
Accumulated deficit	(76,722,822)	(73,045,190)
Total stockholders’ equity	2,587,322	6,202,105
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,921,223	$7,493,710

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2010	107,172	$107	91,068,357	$91,068	$78,738,520	$(66,519,045)	$12,310,650

Exercise of stock options	-	-	48,084	48	23,927	-	23,975
Stock issued under equity incentive plans	-	-	2,836	4	(4)	-	-

Stock-based compensation expense	-	-	-	-	256,124	-	256,124
Preferred stock dividends	-	-	550,915	550	136,951	(166,042)	(28,541)
Net loss for the year ended December 31, 2011	-	-	-	-	-	(6,360,103)	(6,360,103)
Balance as of December 31, 2011	107,172	$107	91,670,192	$91,670	$79,155,518	$(73,045,190)	$6,202,105

Stock issued under equity incentive plans	-	-	65,470	66	(66)	-	-

Stock-based compensation expense	-	-	-	-	62,849	-	62,849
Preferred stock dividends	-	-	-	-	-	(174,155)	(174,155)
Net loss for the year ended December 31, 2012	-	-	-	-	-	(3,503,477)	(3,503,477)
Balance as of December 31, 2012	107,172	$107	91,735,662	$91,736	$79,218,301	$(76,722,822)	$2,587,322

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,503,477)	$(6,360,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,970	338,315
Loss on sale of land and building	720,000	-
(Gain) loss on equipment disposal	(118,967)	36,525
Provision for inventory reserves	-	(73,830)
Noncash stock based compensation expense	62,849	256,124
Changes in assets and liabilities:
Accounts receivable	446,780	1,527,548
Other receivable	99,447	(50,730)
Inventory	74,793	615,700
Prepaid expenses and other assets	351,918	126,291
Accounts payable	(201,400)	(551,679)
Billings in excess of costs	(2,152)	(4,353)
Accrued expenses and deposits	(754,153)	(696,723)
Net cash used in operating activities	(2,631,392)	(4,836,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,141)	(237,206)
Proceeds from disposal of building and equipment	1,505,695	4,000
Net cash provided by (used in) investing activities	1,490,554	(233,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends	(174,155)	-
Proceeds from the exercise of stock options and warrants	-	23,975
Net cash provided by (used in) financing activities	(174,155)	23,975
Net decrease in cash and cash equivalents	(1,314,993)	(5,046,146)
Cash and cash equivalents, beginning of period	3,937,135	8,983,281
Cash and cash equivalents, end of period	$2,622,142	$3,937,135

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2012, the company incurred a net loss of $3.5 million, had negative cash flows from operations of $2.6 million and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

Although there can be no assurance, management believes it will be successful in the development and sales of their USP laser systems and high voltage systems, securing new contracts from Department of Defense customers and obtaining additional financing necessary to fund operating shortfalls. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Nature of Business

Applied Energetics designs, develops and manufactures solid state Ultra Short Pulse (“USP”) lasers for commercial applications and applied energy systems for commercial and military applications. Through our technology development efforts, we have gained expertise and proprietary knowledge in high performance lasers and high-voltage electronics.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of our Reserves for Loss on Projects:

Reserve For Loss on Projects
	December 31,
	2012	2011
Balance at beginning of year	$-	$73,830
Addition to loss on projects provision	-	-
Write offs	-	(73,830)
Balance at end of year	$-	$-

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 1,471,899 and 4,162,027 for the years ended December 31, 2012 and 2011, respectively.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We do not generally provide an allowance for receivables from the Government. We have non-Government customers for which we provide for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the company’s prior history of uncollectible accounts receivable. As of December 31, 2012 and 2011, we believe all receivable balances to be fully collectible and accordingly, have no allowance for doubtful accounts at such dates.

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

On September 28, 2012, we sold our principal office, manufacturing, storage, and primary research and development facility in Tucson, Arizona and its contents for $1.46 million. In the sale transaction, we disposed of assets with a net book value of $2.094 million, and incurred transaction costs of $86,000. The loss on the sale of the building and contents was approximately $720,000. We also disposed of other equipment which resulted in a gain of approximately $119,000.

Computer Software Development Costs

In general, direct development costs associated with internal-use computer software are capitalized as fixed assets and include external direct costs of material and services and payroll costs for employees devoting time to the software projects, where applicable. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Depreciation expense relative to capitalized computer software development costs was approximately $64,788 and $129,576 for 2012 and 2011, respectively.

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

NOTE 2 – NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which will require entities to provide information about amounts reclassified out of other comprehensive income by component. We are required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Consolidated Statements of Operations. This amendment is effective for interim and annual periods beginning after December 15, 2012. The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE

Our accounts receivable balance as of December 31, 2012 and 2011 included contract receivables related to completed and in progress contracts, and costs and estimated earnings on uncompleted contracts. Costs and estimated earnings on uncompleted contracts represent amounts that are billable under the terms of contracts at the end of the year, were invoiced in the following year and are generally expected to be collected within a year.

Accounts receivable consist of the following as of:

	December 31,
	2012	2011

Contracts receivable	$46,221	$494,395
Cost and estimated earnings (uncompleted contracts)	1,743	349
Accounts receivable, net	$47,964	$494,744

Short term receivable (contract retention)	$-	$47,817
Long term receivable (contract retention)	-	205,313
Total receivable	$47,964	$747,874

Contracts at December 31, 2012 are expected to be collected within a year. There are no claims or unapproved change orders included in contract receivables at December 31, 2012 and 2011. The retained balances at December 31, 2011 represent mandatory contract reserves for which customers have been billed.

Costs and Estimated Earnings on Uncompleted Contracts

	December 31,
	2012	2011

Costs incurred on uncompleted contracts	$6,350,706	$33,898,851
Estimated earnings	601,755	2,563,744

Total billable costs and estimated earnings	6,952,461	36,462,595
Less:
Billings to date	6,950,718	36,464,398

Total	$1,743	$(1,803)

Included in accompanying balance sheet:
Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$1,743	$349
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(2,152)

Total	$1,743	$(1,803)

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Our inventories consist of the following at:

	December 31,
	2012	2011
Raw materials	$66,719	$81,303

Work-in-process	165	60,373

Provision for loss on project	-	-

Total inventory	$66,884	$141,676

Inventories include material, direct labor and related manufacturing administrative overhead and are stated at the lower-of-cost (determined on a weighted average basis) or market for raw materials and work-in-process inventory. When actual contract cost and the estimate to complete exceed the estimated contract revenues, a loss provision is recorded. Due to the nature of our inventory, we analyze inventory on an item-by-item basis compared to future usage and sales for obsolescence quarterly. As of December 31, 2012, management created an obsolescence reserve of approximately $15,000 based on this analysis. As of December 31, 2011, management did not believe an obsolescence reserve is necessary based on this analysis. Included in work-in-process inventory is an allocation of general and administrative cost of approximately $0 and $6,000 as of December 31, 2012, and December 31, 2011, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of:

	December 31,
	2012	2011

Land	$-	$410,728

Buildings and improvements, leasehold improvements	15,141	2,278,264

Equipment	1,898,920	2,339,853

Furniture	5,333	250,751

Software	801,498	801,498

Total	2,720,892	6,081,094

Less accumulated depreciation and amortization	(2,639,269)	(3,714,914)

Property and equipment - net	$81,623	$2,366,180

Property and equipment are depreciated over 3 to 40 years using the straight line, half year convention. The number of years is dependent upon the useful life of the equipment. Depreciation expense was approximately $193,000 and $338,000 for the years ended December 31, 2012 and 2011, respectively. Depreciation expense is included in general and administrative expense.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	December 31,
	2012	2011
Accrued professional fees	$31,500	$340,105
Dividends payable	28,542	28,542
Other	16,146	47,233

Total accrued expenses	$76,188	$415,880

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2012 and 2011, there were 107,172 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) outstanding.

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

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at our discretion. We declared and paid dividends on our 6.5% Series A Preferred Stock in May, August and November, 2012 and February, 2013.

For the payment of dividends in 2011, we issued 550,915 shares of common stock with a market value of approximately $138,000. For the payment of dividends in 2012, we paid approximately $174,000, and accrued approximately $29,000 as of December 31, 2012 which was paid in cash on February 1, 2013.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Payments

Applied Energetics adopted an Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”) and a 2004 Stock Incentive Plan as amended (“2004 Plan”) both of which provides for the grant of any or all of the following types of awards: (1) stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based awards, including restricted stock units, for periods up to 10 years. Stock options granted under the plans are generally for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Options granted to employees will generally vest over two to four years. Most options granted have a contractual life of 5 years from the grant date. Restricted stock granted under the plans to employees generally vest immediately and/or over a period of up to four years. Some restricted stock granted under the plans vest only upon meeting certain departmental or company-wide performance goals. Both restricted stock and options granted to non-employee directors generally vest immediately on the date of grant. We have, from time to time, also granted non-plan options to certain officers, directors and employees. Total stock-based compensation expense for grants to officers, employees and consultants was approximately $63,000 and $256,000 for the years ended December 31, 2012 and 2011, respectively, which was charged to general and administrative expense.

At December 31, 2012 and 2011, there were outstanding options to purchase 1.2 million and 3.8 million, respectively, of common stock. There are 76,458 unvested restricted stock units outstanding as of December 31, 2012. As of December 31, 2012 and 2011, respectively, there were 0 and 11,040 unvested restricted stock awards outstanding.

The following table sets forth information regarding awards under our 2004 and 2007 Stock Incentive Plans:

As of December 31, 2012
			Restricted Stock	Restricted	Shares
	Share Grants	Options	Awards	Stock Units	Available for
	Approved	Outstanding	Outstanding	Outstanding	Award*
2004 Stock Incentive Plan	5,000,000	695,500	-	-	2,238,974
2007 Stock Incentive Plan	10,000,000	476,666	-	76,458	7,821,943
Total		1,172,166	-	76,458	10,060,917

*	Please see information included in this note which describes the limits placed upon the 2007 Stock Incentive Plan

On June 28, 2005, our stockholders approved an amendment to the company's 2004 Plan to (i) increase the number of shares of the company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of common stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares. As of December 31, 2012 and 2011, options to purchase 695,500 and 2,485,195 shares, respectively, were outstanding under this plan. Additionally, as of December 31, 2012 and 2011, respectively, there were no unvested restricted stock units outstanding under this plan.

On September 10, 2007, the stockholders of Applied Energetics approved the adoption of the company’s 2007 Plan. A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan; provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan. The five-year limitation period ended September 10, 2012. As of December 31, 2012 and 2011, options to purchase 476,666 and 1,338,065 shares, respectively, were outstanding under this plan. There were 76,458 and 231,595 unvested restricted stock units outstanding as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011 respectively, there were 0 and 11,040 restricted stock awards outstanding. Grants from the 2007 Plan can be either service based, where the grant vests with the passage of time, or performance based, where the grant vests based on the attainment of a pre-defined company or departmental goal.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

There are 10,060,917 aggregate shares available for grant from the Stock Incentive Plans as of December 31, 2012.

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting.

No options were granted in 2012. For those options granted in 2011, the fair value of option awards was estimated using the Black-Scholes-Merton option pricing model with the following assumptions and weighted average fair values:

For the year ended December 31,
2011
Weighted average grant date fair value of grants	$0.71
Expected volatility	93.56%
Expected dividends	0%
Expected term (years)	2.5
Risk free rate	.41% - 1.105%

The following table summarizes the activity of our stock options for the years ended December 31, 2011, and 2012:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2010	4,184,921	$0.50

Granted	82,000	$0.71
Exercised	(48,084)	$0.50
Forfeited or expired	(395,577)	$0.61
Outstanding at December 31, 2011	3,823,260	$0.52

Granted	-	$-
Exercised	-	$-
Forfeited or expired	(2,651,094)	$0.53
Outstanding at December 31, 2012	1,172,166	$0.51

Exercisable at December 31, 2012	1,172,166	$0.51

As of December 31, 2012 and December 31, 2011, the aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of options outstanding was $0, as the exercise price was greater than the market price. The intrinsic value of options exercised during 2012 and 2011 was $0 and $6,586, respectively. As of December 31, 2012 and 2011, the weighted average remaining contractual life of options outstanding and options exercisable was 1.72 and 2.29 years, respectively. At December 31, 2012, there was approximately $0 of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures. The cost is expected to be recognized on a weighted-average basis over a period of approximately 0 years.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of our restricted stock units and restricted stock grants for the years ended December 31, 2012 and 2011:

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2010	12,530	$3.28

Granted	325,636	$0.83
Vested	(4,326)	$0.83
Forfeited	(91,205)	$0.87
Unvested at December 31, 2011	242,635	$0.94

Granted	-	$-
Vested	(76,510)	$0.96
Forfeited	(89,667)	$1.02
Unvested at December 31, 2012	76,458	$0.83

As of December 31, 2012, there was approximately $44,000 of unrecognized stock-based compensation related to unvested restricted stock, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 1.21 years. Of the 76,458 restricted stock units unvested at December 31, 2012, all are expected to vest with the filing of the Company’s Annual Reports with the Securities and Exchange Commission for the years 2012 and 2013.

Compensation expense recorded for shares and options delivered to non-employee consultants for the years ended December 31, 2012 and 2011 was approximately $0 and $8,700, respectively, which was charged to operating expenses with offsetting entries to additional paid-in capital or prepaid assets.

Warrants

In August 2006, as a part of our sale of 4,616,327 shares of our common stock, we issued 923,272 warrants to purchase our common stock. The warrants were exercisable for a period of five (5) years at an exercise price of $9.15 per warrant share and expired in August 2011.

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding and exercisable at December 31, 2010	923,272	$9.15

Warrants exercised	-
Warrants expired	(923,272)	$9.15

Outstanding and exercisable at December 31, 2011 and December 31, 2012	-	$-	-

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9– SIGNIFICANT CUSTOMERS

The majority of our customers are either the Government or contractors to the Government and represent 90% of our revenue for both 2012 and 2011. Government sourced customers represent approximately 83% and 88% of our account receivable balances as of December 31, 2012 and 2011, respectively.

NOTE 10 – RETIREMENT PLAN

We established a 401(k) plan for the benefit of our employees. Employees are eligible to contribute to their 401(k) accounts through payroll deductions. We implemented an employer match benefit effective January 1, 2007, where we match 50% of the employees’ 401(k) contribution up to 3% of their eligible compensation. In September of 2011 the 401(k) match was terminated. The employer match expense was approximately $69,000 in 2011. The assets of the plan are held by a third party trustee. Plan participants may direct the investment of their funds among one or more of the investment choices available to participants.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2102, we entered into two 1-year lease agreements to lease office and manufacturing space and to lease storage space in Tucson, Arizona.

In September 2012, we closed on the sale of the office, manufacturing and storage facility that we have occupied since our inception in 2002. The building represented a sizable asset which was much larger than that required to support our present operations.

In November 2009, we commenced a two year non-cancelable, renewable operating lease in Tucson, Arizona, at a monthly rent of approximately $9,000. We are also responsible for certain property related costs, including insurance, utilities and property taxes. We exited this property in November 2011.

Rent expense was approximately $23,000 and $97,000 for 2012 and 2011, respectively.

At December 31, 2012, we had approximately $27,000 in future minimum lease payments due in less than a year.

Guarantees

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2012 and 2011.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

.

We may from time to time be involved in legal proceedings arising from the normal course of business.

NOTE 12 – INCOME TAXES

The reconciliation of the difference between income taxes at the statutory rate and the income tax provision for the years ended:

	December 31 ,
	2012	2011

Computed tax at statutory rate	$(1,188,632)	$(2,162,435)
State taxes	269,447	234,440
Change in valuation allowance	918,139	1,925,063
ASC 718 stock compensation shortfalls	(1)	(1)
Other	1,047	2,933
Provision (benefit) for taxes	$-	$-

Deferred tax assets (liabilities) consist of the following:

	December 31 ,
	2012	2011
Deferred Tax Assets:
Accruals and reserves	$58,080	$50,745
Depreciation and amortization	256,353	273,267
Tax credit carryforwards	579,497	579,547
Net operating loss	20,871,772	19,926,867
Goodwill amortization	274,111	314,854
ASC 718 stock compensation	425,532	401,926
Valuation allowance	(22,465,345)	(21,547,206)
Total deferred tax assets	$-	$-

We believe that sufficient uncertainty exists regarding the future realization of our deferred tax assets and thus a full valuation allowance is required. The valuation allowance for the year ended December 31, 2012 increased by approximately $0.9 million due to changes in deferred tax assets.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, we have cumulative federal and Arizona net operating loss carryforwards of approximately $89 million and $31 million, respectively, which can be used to offset future income subject to taxes. Federal net operating loss carryforwards begin to expire in 2020. Arizona net operating loss carryforwards begin to expire in 2013. Included in federal net operating loss carryforwards is approximately $27.1 million from USHG related to pre-merger losses. In addition, approximately $7 million of the federal net operating loss carryforwards are related to stock based compensation that will be credited to additional paid in capital when realized. We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2012, we had cumulative unused research and development tax credits of approximately $239,000 and $340,000, which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2012, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

Utilization of our USHG pre-merger net operating loss carryforwards and tax credits is subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization.

We have unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at December 31, 2010	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2011	9,635,824
Additions related to prior year tax positions
Additions related to current year tax positions
Reductions related to prior year tax positions and settlements
Balance at December 31, 2012	$9,635,824

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits. If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

The company considers the U.S. and Arizona to be major tax jurisdictions. As of December 31, 2012, for federal tax purposes the tax years 1999 through 2012 and for Arizona the tax years 2005 through 2012 remain open to examination. The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2012 and 2011, we had no accrued interest or penalties related to our unrecognized tax benefits.]

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2012	2011
Cash paid during the year for:
Interest	$1,651	$4,156
Income taxes	$-	$-

Non-cash investing and financing activities:

Series A preferred stock dividends	$-	$166,042

NOTE 14 – QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly operating results for 2012 and 2011 were as follows:

	1st	2nd	3rd	4th

2012
Revenues	$399,207	$504,307	$311,992	$119,915
Gross profit (loss)	34,140	114,784	48,305	(10,714)
Operating loss	(1,189,615)	(1,403,010)	(366,259)	(545,478)
Net loss attributable to common stockholders	$(1,234,412)	$(1,446,159)	$(409,606)	$(587,455)

Weighted average number of shares outstanding, basic and diluted	91,670,192	91,735,440	91,735,247	91,735,662

Basic and diluted net loss per share	$(0.01)	$(0.02)	(0.00)	$(0.01)

2011
Revenues	$2,816,578	$1,022,765	$611,206	$619,607
Gross profit	144,464	95,037	(22,662)	60,136
Operating loss	(1,361,263)	(1,595,495)	(1,764,984)	(1,637,682)
Net loss attributable to common stockholders	$(1,407,262)	$(1,641,365)	$(1,811,499)	$(1,666,019)

Weighted average number of shares outstanding, basic and diluted	91,058,783	91,096,836	91,100,100	91,101,106

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.02)

NOTE 15 – SUBSEQUENT EVENT

The Company’s management has evaluated subsequent events occurring after December 31, 2012, the date of our most recent balance sheet, through the date our financial statements were issued.

