Form 10-Q
period 2013-03-31
APPLIED ENERGETICS, INC.
filed 2013-05-15
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 2, 2013 there were 91,735,662 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,080,906	$2,622,142
Accounts receivable	8,818	47,964
Inventory	67,649	66,884
Prepaid expenses and deposits	77,890	102,610

Total current assets	2,235,263	2,839,600

Property and equipment – net	63,517	81,623
TOTAL ASSETS	$2,298,780	$2,921,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$219,603	$116,930
Accrued expenses	39,026	76,188
Accrued compensation	56,113	140,783
Total current liabilities	314,742	333,901
Total liabilities	314,742	333,901

Commitments and contingencies - See Note 9

Stockholders’ equity
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;107,172 shares issued and outstanding at March 31, 2013 and at December 31, 2012	107	107
Common stock, $.001 par value, 500,000,000 shares authorized; 91,735,662 shares issued and outstanding at March 31, 2013 and December 31, 2012	91,736	91,736
Additional paid-in capital	79,231,770	79,218,301
Accumulated deficit	(77,339,575)	(76,722,822)
Total stockholders’ equity	1,984,038	2,587,322
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,298,780	$2,921,223

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2013	2012

Revenue	$34,457	$399,207

Cost of revenue	28,894	365,067

Gross profit (loss)	5,563	34,140

Operating expenses
General and administrative	503,645	689,402
Selling and marketing	75,786	399,565
Research and development	-	134,788
Total operating expenses	579,431	1,223,755

Operating loss	(573,868)	(1,189,615)

Other (expense) income
Interest expense	-	(1,651)
Interest income	653	393
Total other (expense) income	653	(1,258)

Net loss	(573,215)	(1,190,873)

Preferred stock dividends	(43,539)	(43,539)

Net loss attributable to common stockholders	$(616,754)	$(1,234,412)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	91,735,662	91,670,192

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(573,215)	$(1,190,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,106	79,562
Non-cash stock based compensation expense	13,469	41,069
Changes in assets and liabilities:
Accounts receivable	39,146	401,201
Other receivable	-	51,630
Inventory	(765)	372
Prepaid expenses, deposits and other assets	24,720	76,588
Accounts payable	102,673	(184,660)
Billings in excess of costs	-	(2,152)
Accrued expenses and deposits	(121,831)	(541,371)
Net cash used in operating activities	(497,697)	(1,268,634)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in ) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid (preferred stock)	(43,539)	(43,539)
Net cash provided by (used in) financing activities	(43,539)	(43,539)

Net decrease in cash and cash equivalents	(541,236)	(1,312,173)

Cash and cash equivalents, beginning of period	2,622,142	3,937,135

Cash and cash equivalents, end of period	$2,080,906	$2,624,962

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of March 31, 2013 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three- period ended March 31, 2013, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

Recent Developments

The U.S. Government has significantly reduced defense spending and we do not anticipate receiving significant additional Government funding in the near future. We intend to continue to seek U.S. Government funding for our Laser Guided Energy, Laser Induced Plasma Channel, counter-improvised explosive devices (“IED”) and high voltage and ultrashort pulse laser technologies and systems. We have suspended the majority of our Government work due to the lack of Government funding. We have also developed our USP laser technologies and systems for commercial markets. We are not investing company funds or resources to further develop and enhance our technologies and systems. As of March 18, 2013, our backlog was $0.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2013, the company incurred a net loss of approximately $573,000, had negative cash flows from operations of $498,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of April 30, 2013, the company had approximately $1.8 million in cash and cash equivalents.

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

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

2.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31, 2013	December 31, 2012

Contracts receivable	$6,990	$46,221
Costs and estimated earnings on uncompleted contracts	1,828	1,743

Accounts receivable, net	$8,818	$47,964

Contracts receivable are expected to be collected within a year.

Costs and Estimated Earnings on Uncompleted Contracts

	March 31, 2013	December 31, 2012

Costs incurred on uncompleted contracts	$694,167	$6,350,706
Estimated earnings	53,471	601,755

Total billable costs and estimated earnings	747,638	6,952,461
Less:
Billings to date	745,810	6,950,718

Total	$1,828	$1,743

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$1,828	$1,743
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-

Total	$1,828	$1,743

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

3.	INVENTORY

Our inventories consist of the following:

	March 31, 2013	December 31, 2012
Raw materials	$66,718	$66,719
Work-in-process	931	165

Total	$67,649	$66,884

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

4.	PROPERTY AND EQUIPMENT

Our property and equipment consist of the following:

	March 31, 2013	December 31, 2012

Leasehold improvements	$15,141	$15,141

Equipment	1,898,920	1,898,920

Furniture	5,333	5,333

Software	801,498	801,498

Total	2,720,892	2,720,892

Less accumulated depreciation and amortization	(2,657,375)	(2,639,269)

Net property and equipment	$63,517	$81,623

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

Share-Based Compensation – Employees and Directors

For the three months ended March 31, 2013 and 2012, share-based compensation expense totaled approximately $13,000 and $41,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

As of March 31, 2013, $31,000 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted average period of approximately 1.97 years.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model.

During the three months ended March 31, 2013, 38,228 shares of restricted stock units were vested and no shares of restricted stock units or restricted stock awards were forfeited, no options to purchase shares were granted or exercised, nor forfeited. At March 31, 2013, 1,172,166 options with an average exercise price of $0.51 were outstanding.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

6.	SIGNIFICANT CUSTOMERS

Approximately 81% and 99% of revenues for the three-month periods ended March 31, 2013 and 2012, respectively, are generated from either the U.S. Government or contractors to the U.S. Government.

7.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months ended March 31, 2013 and 2012, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Three Months Ended March 31,
	2013	2012

Options to purchase common shares	1,172,166	2,824,001
Unvested restricted stock units	38,230	224,001
Convertible preferred stock	107,172	107,172

Total potentially dilutive securities	1,317,568	3,155,174

8.	DIVIDENDS

As of March 31, 2013, we had 107,172 shares of our 6.5% Series A Convertible Preferred Stock outstanding. A dividend was declared and was paid in cash on May 1, 2013 to the holders of record as of April 15, 2013.

Dividends on Preferred Stock are accrued when the amount and kind of the dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock.

9.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events occurring after March 31, 2013, the date of our most recent balance sheet, through the date our financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2012.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", “would”, “could”, “should”, "expect", "project", "anticipate", “estimates", “possible”, "plan", "strategy", "target", "prospect" or "continue" and other similar terms and phrases. These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A. (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2012. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

OVERVIEW

Applied Energetics, Inc. (“company”, “Applied Energetics”, “we”, “our” or “us”) designs, develops and manufactures solid state Ultra Short Pulse (“USP”) lasers for commercial applications and applied energy systems for military applications. Through our technology development efforts, we have gained expertise and proprietary knowledge in high performance lasers and high-voltage electronics.

We believe our proprietary USP laser systems, which are a commercial adaptation of our prior military development activities, offer better performance for high pulse energy and high average power compared to commercially available USP lasers for micromachining. Micromachining applications include drilling, cutting, and engraving metals, composites and ceramics.

Additionally, we have also developed high-voltage systems for government and commercial customers for a range of applications. We are not investing company funds to further develop and enhance our technologies of systems.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012:

	2013	2012
Revenue	$34,457	$399,207
Cost of revenue	28,894	365,067
General and administrative	503,645	689,402
Selling and marketing	75,786	399,565
Research and development	-	134,788

Other (expense) income:
Interest expense	-	(1,651)
Interest income	653	393

Net loss	$(573,215)	$(1,190,873)

REVENUE

Revenue decreased by approximately $365,000 to $34,000 for the three months ended March 31, 2013 compared to $399,000 for the three months ended March 31, 2012. Revenues from the LGE product line decreased by $212,000 to $0 and High Voltage revenues decreased by $153,000 to $34,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. There were no revenues from Laser or the C-IED product line for the quarters. Because of the significant reduction in U.S. Government spending, we do not anticipate receiving additional Government funding in the near future and expect our revenue to remain at these reduced levels.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased by approximately $336,000 to $29,000 for the three months ended March 31, 2013, compared to $365,000 for the three months ended March 31, 2012. The decrease in cost of revenue is directly tied to the decrease in sales activity of approximately 91%. Cost of revenue as a percentage of revenue decreased from last year by approximately 8%. We have suspended the majority of our Government work due to the lack of Government funding and are not investing company funds or resources to develop or enhance our technologies or systems.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $186,000 to $504,000 for the three months ended March 31, 2013 compared to $689,000 for the three months ended March 31, 2012. Salaries, wages and benefits decreased by approximately $436,000, which is reflective of our reduction in workforce; professional services decreased by approximately $149,000; depreciation and amortization decreased by $61,000, reflecting the sale of our building and the sale of other depreciable assets as we downsized to a smaller facility; supplies; building related expenses decreased by approximately $44,000; insurance and miscellaneous fees decreased by $39,000; and non-cash compensation costs decreased by approximately $28,000. Offsetting these reductions in operating expenses totaling approximately $775,000 was a decrease in absorption of labor and overheads of approximately $589,000 previously charged to government contracts. Cost saving measures were instituted throughout 2011 and continuing into 2012 and 2013 to compensate for the decrease in revenue, including reductions of our workforce and reductions in other operating expenses.

SELLING AND MARKETING

Selling and marketing expenses decreased by $324,000 to $76,000 for the three months ended March 31, 2013 compared to $400,000 for the three months ended March 31, 2012. The decrease in sales and marketing expenses is represented by decreases in business development expense of $233,000, bid and proposal expenses of $53,000 and marketing expenses of $38,000 predominantly due to our headcount reductions.

RESEARCH AND DEVELOPMENT

There were no research and development expenses during the three months ended March 31, 2013 as compared to $135,000 for the three months ended March 31, 2012. This decrease reflects our goal to limit the investment of our own resources in research and development efforts as a cost reduction measure.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the three months ended March 31, 2013 was higher by approximately $2,000 as compared to the three months ended March 31, 2012.

NET LOSS

Our operations for the three months ended March 31, 2013 resulted in a net loss of approximately $573,000, a decrease of approximately $618,000 compared to the $1.2 million loss for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had approximately $2.1 million of cash and cash equivalents, a decrease of approximately $541,000 from December 31, 2012. During the first three months of 2013 the net cash outflow from operating activities was approximately $498,000. This amount is comprised primarily of our net loss of $573,000 and decreases in our accrued expenses and deposits of $122,000 partially offset by the increase in accounts payable of $103,000, decreases in accounts receivables of $39,000 and prepaid expenses, deposits and other assets of $25,000, depreciation and amortization of $18,000 and noncash stock based compensation of $13,000. Investing activities had no activity while financing activities reflected the cash dividend payment of $44,000, resulting in net cash outflow of approximately $541,000.

The fiscal year 2012 Department of Defense budget was approved in January of 2012. This budget and the President’s proposed budget for 2013 reflect significant reductions in research and development funding for the foreseeable future. This area has historically generated greater than 90% of revenues. We have suspended the majority of our Government work due to the lack of Government funding; therefore we expect to continue having significantly reduced revenues from the US Government. Furthermore, it is expected that revenue generated from commercial sales of our new USP laser and High Voltage systems will not become significant for at least the next twelve months as these products gain market acceptance. The combination of these conditions will cause further depletion our cash reserves during the transition to commercialize our USP laser technologies. We are considering strategic alternatives, including mergers, the acquisition of one or more businesses or technologies, and/or the disposition of one or more of our existing businesses.

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

BACKLOG OF ORDERS

At March 31, 2013, we had a backlog (workload remaining on signed contracts) of approximately $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of March 31, 2013 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended March 31, 2013, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

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
Joseph C. Hayden
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Date: May 10, 2013

- 14 -