Form 10-Q
period 2013-09-30
APPLIED ENERGETICS, INC.
filed 2013-11-13
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 2, 2013 there were 91,735,662 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,322,341	$2,622,142
Accounts receivable	2,091	47,964
Inventory	66,719	66,884
Prepaid expenses and deposits	27,042	102,610

Total current assets	1,418,193	2,839,600

Property and equipment - net	34,649	81,623
TOTAL ASSETS	$1,452,842	$2,921,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$80,008	$116,930
Accrued expenses	113,925	76,188
Accrued compensation	38,670	140,783
Total current liabilities	232,603	333,901
Total liabilities	232,603	333,901

Commitments and contingencies - See Note 9

Stockholders’ equity
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;107,172 shares issued and outstanding at September 30, 2013 and at December 31, 2012	107	107
Common stock, $.001 par value, 500,000,000 shares authorized; 91,735,662 shares issued and outstanding at September 30, 2013 and December 31, 2012	91,736	91,736
Additional paid-in capital	79,236,073	79,218,301
Accumulated deficit	(78,107,677)	(76,722,822)
Total stockholders’ equity	1,220,239	2,587,322
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,452,842	$2,921,223

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	September 30,
	2013	2012

Revenue	$2,091	$311,992

Cost of revenue	-	263,687

Gross profit (loss)	2,091	48,305

Operating expenses
General and administrative	262,538	378,220
Selling and marketing	-	36,344

Total operating expenses	262,538	414,564

Operating loss	(260,447)	(366,259)

Other income
Interest income	1,044	192
Total other income	1,044	192

Net loss	(259,403)	(366,067)

Preferred stock dividends	(82,351)	(43,539)

Net loss attributable to common stockholders	$(341,754)	$(409,606)

Net loss per common share – basic and diluted	$(0.004)	$(0.004)

Weighted average number of shares outstanding, basic and diluted	91,735,662	91,735,247

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended September 30,
	2013	2012

Revenue	$40,811	$1,215,506

Cost of revenue	35,852	1,018,277

Gross profit	4,959	197,229

Operating expenses
General and administrative	1,144,067	2,286,954
Selling and marketing	80,286	711,846
Research and development	-	157,313

Total operating expenses	1,224,353	3,156,113

Operating loss	(1,219,394)	(2,958,884)

Other (expense) income
Interest expense	-	(1,651)
Interest income	3,967	974
Total other (expense) income	3,967	(677)

Net loss	(1,215,427)	(2,959,561)

Preferred stock dividends	(169,429)	(130,616)

Net loss attributable to common stockholders	$(1,384,856)	$(3,090,177)

Net loss per common share – basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	91,735,662	91,691,796

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,215,427)	$(2,959,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,974	174,312
Impairment loss on property held for sale	-	708,000
Net gain on building, land and equipment disposal	(1,200)	(98,505)
Non-cash stock based compensation expense	17,771	52,617
Changes in assets and liabilities:
Accounts receivable	45,874	391,391
Other receivable	-	99,447
Inventory	165	72,543
Prepaid expenses, deposits and other assets	75,568	206,887
Long term receivables - net	-	205,313
Accounts payable	(36,922)	(271,683)
Billings in excess of costs	-	(2,152)
Accrued expenses and deposits	(146,727)	(784,128)
Net cash used in operating activities	(1,213,924)	(2,205,519)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,363)
Proceeds from disposal of equipment	1,200	1,490,495
Net cash provided by investing activities	1,200	1,488,132

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid (preferred stock)	(87,077)	(130,616)
Net cash used in financing activities	(87,077)	(130,616)

Net decrease in cash and cash equivalents	(1,299,801)	(848,003)

Cash and cash equivalents, beginning of period	2,622,142	3,937,135

Cash and cash equivalents, end of period	$1,322,341	$3,089,132

Suplemental Cash Flow Information
Preferred dividends accrued and unpaid	$82,352	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of September 30, 2013 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and nine-month periods ended September 30, 2013, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

Liquidity and Management’s Plan

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the year ended December 31, 2012, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We have experienced significant losses and negative cash flows and have an accumulated deficit in excess of $78 million as of September 30, 2013

The interim results reported in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.

Recent Developments

The U.S. Government has significantly reduced defense spending and we do not anticipate receiving significant additional Government funding in the near future. We have completed all of our Government contracts and do not have any funded Government contracts for future work. We have also developed our USP laser technologies and systems for commercial markets. We have not generated meaningful sales of our commercial systems and we have one existing agreement for the lease of our High Voltage equipment. We are not investing company funds or resources to further develop and enhance our technologies and systems or market our systems other than the submission of proposals for Government contracts. As of November 7, 2013, our backlog was $0.

As a result of the decrease in U.S. Government funding, we have significantly reduced our workforce to a level consistent with our expected operations.

Since we are unable to determine if we will be able to obtain any meaningful contracts or generate meaningful revenue or profitable operations in our current line of business, we are considering strategic alternatives, including mergers, the acquisition of one or more businesses or technologies, and/or the disposition of one or more of our existing businesses. Absent the award of a significant new Government contract, we do not expect to continue our current businesses for any meaningful period of time and our continuation as a going concern is dependent upon the success of our strategic efforts.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2013, the company incurred a net loss of approximately $1.2 million, had negative cash flows from operations of $1.2 million and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of October 31, 2013, the company had approximately $1.3 million in cash and cash equivalents.

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

September 30, 2013

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

2.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2013	December 31, 2012

Contracts receivable	$2,091	$46,221
Costs and estimated earnings on uncompleted contracts	-	1,743

Accounts receivable, net	$2,091	$47,964

Contracts receivable are expected to be collected within a year.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Costs and Estimated Earnings on Uncompleted Contracts

	September 30, 2013	December 31, 2012

Costs incurred on uncompleted contracts	$697,459	$6,350,706
Estimated earnings	48,642	601,755

Total billable costs and estimated earnings	746,101	6,952,461
Less:
Billings to date	746,101	6,950,718

Total	$-	$1,743

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$-	$1,743

Billings in excess of costs and estimated earnings on uncompleted contracts	-	-

Total	$-	$1,743

3.	INVENTORY

Our inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw materials	$66,719	$66,719
Work-in-process	-	165

Total	$66,719	$66,884

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

4.	PROPERTY AND EQUIPMENT

Our property and equipment consist of the following:

	September 30, 2013	December 31, 2012

Leasehold improvements	$15,141	$15,141

Equipment	1,889,884	1,898,920

Furniture	5,333	5,333

Software	801,498	801,498

Total	2,711,856	2,720,892

Less accumulated depreciation and amortization	(2,677,207)	(2,639,269)

Net property and equipment	$34,649	$81,623

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

Share-Based Compensation – Employees and Directors

For the three months ended September 30, 2013 and 2012, share-based compensation expense totaled approximately $2,000 and $6,000, respectively. For the nine months ended September 30, 2013 and 2012, share-based compensation expense totaled approximately $18,000 and $53,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

As of September 30, 2013, $9,000 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted average period of approximately 0.47 years.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model.

During the nine months ended September 30, 2013, no restricted stock units were granted, 38,228 shares of restricted stock units were vested and 21,459 shares of restricted stock units were forfeited; no options to purchase shares were granted or exercised and 511,333 options to purchase shares expired; no restricted stock awards were granted or exercised, nor forfeited. At September 30, 2013, 660,833 options with an average exercise price of $0.55 were outstanding.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

6.	SIGNIFICANT CUSTOMERS

Substantially, all of our revenues for the three month period ended September 30, 2013 were derived from one agreement for the lease of our High Voltage equipment. Approximately 90% of revenue for the three-month periods ended September 30, 2012 was generated from either the U.S. Government or contractors to the U.S. Government. Approximately 65% and 90% of revenue for the nine-month periods ended September 30, 2013 and 2012, respectively, were generated from either the U.S. Government or contractors to the U.S. Government.

7.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the nine months ended September 30, 2013 and 2012, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Nine months Ended September 30,
	2013	2012
Options to purchase common shares	660,833	1,658,166
Unvested restricted stock units	16,771	83,684
Convertible preferred stock	107,172	107,172

Total potentially dilutive securities	784,776	1,849,022

8.	DIVIDENDS

As of September 30, 2013, we had 107,172 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company’s Board of Directors did not declare the dividends due August 1, 2013 and November 1, 2013. Accordingly, the company did not pay these dividends. Dividend arrearages as of September 30, 2013 is $67,000.

Dividends on Preferred Stock are accrued when the amount and kind of the dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock. The holders of shares of Series A Convertible Preferred Stock are entitled to receive dividends at the initial rate of 6.5% of the liquidation preference per share (the "Initial Dividend Rate"), payable, at the option of the corporation, in cash or shares of common stock or a combination of cash and common stock. Upon the occurrence of the company's failure to pay dividends in the five business days following a dividend payment date (a "Payment Default"), the dividend rate shall immediately and automatically increase to 7.5% of the liquidation preference per share for as long as such Payment Default continues (or return to the Initial Dividend Rate at such time as such Payment Default no longer continues), and if a Payment Default shall occur on two consecutive Dividend Payment Dates, the dividend rate shall immediately and automatically increase to 10% of the Liquidation Preference for as long as such Payment Default continues and shall immediately and automatically return to the Initial Dividend Rate at such time as the Payment Default is no longer continuing.

9.	SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after September 30, 2013, the date of our most recent balance sheet, through the date our financial statements were issued.

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

We are not investing company funds to further develop and enhance our technologies of systems or market our systems other than the submission of proposals for Government contracts. We have completed all of our Government contracts and do not have any other funded Government contracts due to the lack of Government funding. We have not generated meaningful sales of our commercial systems and we have one existing agreement for the lease of our High Voltage equipment.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012:

	2013	2012
Revenue	$2,091	$311,992
Cost of revenue	-	263,687
General and administrative	262,538	378,220
Selling and marketing	-	36,344
Other (expense) income:
Interest income	1,044	192
Net loss	$(259,403)	$(366,067)

REVENUE

Revenue decreased by approximately $310,000 to $2,000 for the three months ended September 30, 2013 compared to $312,000 for the three months ended September 30, 2012. Revenue from the LGE product line decreased by $167,000 to $0 and High Voltage revenue decreased by $142,000 to $2,000 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. There was no revenue from Laser or the C-IED product line for the quarters. We have completed all work under our Government contracts and do not have any funded Government contracts for future work due to the lack of Government funding and are not investing company funds or resources to develop or enhance our technologies or systems. Although we continue to make proposals for Government contracts we do not anticipate receiving additional Government funding in the near future and expect our revenue to remain at these reduced levels because of the significant reduction in U.S. Government spending. We currently have one agreement for the lease of our High Voltage equipment.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased from approximately $264,000 for the three months ended September 30, 2012 to $0 for the three months ended September 30, 2013. The decrease in cost of revenue reflects the minimal revenue activity during the quarter.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $115,000 to $263,000 for the three months ended September 30, 2013 compared to $378,000 for the three months ended September 30, 2012. Salaries, wages and benefits decreased by approximately $221,000, which is reflective of our reduction in workforce; professional services decreased by approximately $70,000; insurance and miscellaneous fees decreased by $48,000; cost of temporary help decreased by $16,000; travel related expenses decreased by $12,000; depreciation and amortization decreased by $4,000; and non-cash compensation costs decreased by approximately $4,000. Offsetting these reductions in operating expenses totaling approximately $374,000 was an increases in miscellaneous expense by approximately $63,000, which reflects the gains on sale of unused fixed assets in the third quarter of 2012, and in supplies and building related expenses by approximately $12,000, reflecting the gains on the sale of surplus supplies in the third quarter of 2012, as well as a decrease in absorption of labor and overheads of approximately $185,000 previously charged to Government contracts. Cost saving measures were initiated in 2011 and have continued, in response to the decrease in revenue and lack of Government contracts, including reductions of our workforce and reductions in other operating expenses.

SELLING AND MARKETING

Selling and marketing expenses decreased to $0 for the three months ended September 30, 2013 from $36,000 for the three months ended September 30, 2012 .. The decrease in sales and marketing expenses is represented by decreases in business development expense of $29,000, marketing expenses of $3,000 and bid and proposal expenses of $4,000 predominantly due to our headcount reductions.

RESEARCH AND DEVELOPMENT

There were no research and development expenses during the three months ended September 30, 2013 and for the three months ended September 30, 2012. This reflects our goal to limit the investment of our own resources in research and development efforts as a cost reduction measure.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the three months ended September 30, 2013 was higher by approximately $1,000 as compared to the three months ended September 30, 2012.

NET LOSS

Our operations for the three months ended September 30, 2013 resulted in a net loss of approximately $259,000, a decrease of approximately $107,000 compared to the $366,000 loss for the three months ended September 30, 2012.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012:

	2013	2012
Revenue	$40,811	$1,215,506
Cost of revenue	35,852	1,018,277
General and administrative	1,144,067	2,286,954
Selling and marketing	80,286	711,846
Research and development	-	157,313
Other (expense) income:
Interest expense	-	(1,651)
Interest income	3,967	974
Net loss	$(1,215,427)	$(2,959,561)

REVENUE

Revenue decreased by approximately $1.2 million to $41,000 for the nine months ended September 30, 2013 compared to $1.2 million for the nine months ended September 30, 2012. Revenue from the LGE product line decreased by $629,000 to $4,000 and High Voltage revenue decreased by $545,000 to $37,000 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. There was no revenue from Laser or the C-IED product line for the nine months ended September 30, 2013. We have completed all work under our Government contracts and do not have any funded Government contracts for future work due to the lack of Government funding and are not investing company funds or resources to develop or enhance our technologies or systems. Although we continue to make proposals for Government contracts we do not anticipate receiving additional Government funding in the near future and expect our revenue to remain at these reduced levels because of the significant reduction in U.S. Government spending. We currently have one agreement for the lease of our High Voltage equipment.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased by approximately $982,000 to $36,000 for the nine months ended September 30, 2013, compared to $1.0 million for the nine months ended September 30, 2012. The decrease in cost of revenue is directly tied to the decrease in sales activity of approximately 96%.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $1.2 million to $1.1 million for the nine months ended September 30, 2013 compared to $2.3 million for the nine months ended September 30, 2012. Salaries, wages and benefits decreased by approximately $945,000, which is reflective of our reduction in workforce; miscellaneous expense decreased by $631,000 which reflects the $720,000 loss on the sale of our building and land in 2012, partially offset by gains on the sales of fixed assets; professional services decreased by approximately $367,000; depreciation and amortization decreased by $127,000, reflecting the sale of our building and the sale of other depreciable assets as we downsized to a smaller facility; insurance and miscellaneous fees decreased by $127,000; supplies and building related expenses decreased by approximately $97,000; non-cash compensation costs decreased by approximately $35,000; cost of temporary help decreased by $27,000; and travel related expenses decreased by $19,000. Offsetting these reductions in operating expenses totaling approximately $2.4 million was a decrease in absorption of labor and overheads of approximately $1.2 million previously charged to Government contracts. Cost saving measures were initiated in 2011 and have continued, in response to the decrease in revenue and lack of Government contracts, including reductions of our workforce and reductions in other operating expenses.

SELLING AND MARKETING

Selling and marketing expenses decreased by $632,000 to $80,000 for the nine months ended September 30, 2013 compared to $712,000 for the nine months ended September 30, 2012. The decrease in sales and marketing expenses is represented by decreases in business development expense of $455,000, marketing expenses of $101,000 and bid and proposal expenses of $75,000 predominantly due to our headcount reductions

RESEARCH AND DEVELOPMENT

There were no research and development expenses during the nine months ended September 30, 2013 as compared to $157,000 for the nine months ended September 30, 2012. This decrease reflects our goal to limit the investment of our own resources in research and development efforts as a cost reduction measure.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the nine months ended September 30, 2013 was higher by approximately $5,000 as compared to the nine months ended September 30, 2012.

NET LOSS

Our operations for the nine months ended September 30, 2013 resulted in a net loss of approximately $1.2 million, a decrease of approximately $1.8 million compared to the $3.0 million loss for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, we had approximately $1.3 million of cash and cash equivalents, a decrease of approximately $1.3 million from December 31, 2012. During the first nine months of 2013 the net cash outflow from operating activities was approximately $1.2 million. This amount is comprised primarily of our net loss of $1.2 million and decreases in our accrued expenses and deposits of $147,000 and accounts payable of $37,000, partially offset by a decrease in prepaid expenses, deposits and other assets of $76,000, depreciation and amortization of $47,000, a decrease in accounts receivables of $46,000 and noncash stock based compensation of $18,000. Investing activities had $1,000 proceeds from disposal of equipment while financing activities reflected the cash dividend payment of $87,000, resulting in net cash outflow of approximately $1.3 million.

The U.S. Government has significantly reduced defense spending and we do not anticipate receiving significant additional Government funding in the near future. We have completed our Government contracts and do not have any funded Government contracts for future work. We have also developed our USP laser technologies and systems for commercial markets. We have not generated meaningful sales of our commercial systems and we have one existing agreement for the lease of our High Voltage equipment. We are not investing company funds or resources to further develop and enhance our technologies and systems or market our systems other than the submission of proposals for Government contracts. As of November 7, 2013, our backlog was $0.

As a result of the decrease in U.S. Government funding, we have significantly reduced our workforce to a level consistent with our expected operations.

Since we are unable to determine if we will be able to obtain any meaningful contracts or generate meaningful revenue or profitable operations in our current businesses, we are considering strategic alternatives, including mergers, the acquisition of one or more businesses or technologies, and/or the disposition of one or more of our existing businesses. Absent the award of a significant new Government contract, we do not expect to continue our current businesses for any meaningful period of time and our continuation as a going concern is dependent upon the success of our strategic efforts.

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

BACKLOG OF ORDERS

At November 7 2013, we had a backlog (workload remaining on signed contracts) of approximately $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of September 30, 2013 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the nine months ended September 30, 2013, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By	/s/ Joseph C. Hayden
Joseph C. Hayden
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Date: November 12, 2013

-16-