Form 10-K
period 2013-12-31
APPLIED ENERGETICS, INC.
filed 2014-04-14
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 001-14015

Applied Energetics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0262908
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

4585 South Palo Verde Road, Suite 405
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 28, 2013 (the last day of the registrant’s most recently completed second quarter) was approximately $1,720,000.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 18, 2014 was 91,735,662.

APPLIED ENERGETICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 4585 South Palo Verde Road, Suite 405, Tucson, Arizona, 85714 and our telephone number is (520) 628-7415.

Recent Developments

The U.S. Government has significantly reduced defense spending over the past few years and we do not anticipate receiving any meaningful additional Government funding in the near future. We have completed all of our Government contracts and do not have any funded Government contracts for future work. We have also developed our USP laser technologies and systems for commercial markets. We have not generated meaningful sales of our commercial systems and we have one existing agreement for the lease of our High Voltage equipment. We are not investing company funds or resources to further develop and enhance our technologies and systems or market our systems other than the submission of proposals for Government contracts. As of March 18, 2014, our backlog was approximately $ -0-.

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

We have completed all funded work authorized under our contract with the U. S. Army’s Research, Development and Engineering Command (“ARDEC”). We continue to respond to ARDEC requests for proposal on additional funding for development of our LGE technology; however, there is no assurance that further funding will be awarded.

Counter-IED Technologies

We have developed and delivered a system that demonstrated significant capability in over 200 missions in Afghanistan countering IEDs from mid-2009 through early 2011.

Patents and Proprietary Information

Since our inception, we have pursued the development of a range of core intellectual property objectives using internal investment, and have aggressively pursued patents on such technology. The objective of this approach has been to establish a sole source role for us in customer-funded technology and product development contracts, as well as to build and protect the value of the intellectual property that we create, seeking to establish a preferred competitive position in the commercial marketplace. Presently, eighteen U.S. Patents have been issued and twenty-five U.S. patent applications are pending. We currently have U.S. Government initiated “national security related” secrecy orders for eleven of the twenty-five pending patent applications. The U.S. Patent and Trademark Office imposes secrecy orders when disclosure of an invention by publication of a patent would be detrimental to the United States’ national security. These patents are treated as under review unless and until they are declassified, at which time patents may be issued, with enforcement based on the original filing date. We have thus far received notice that eleven of these patent applications under secrecy order have been found patentable by the U.S. Patent Office. Applied Energetics patents and patent applications relate to our core LIPC technology, counter-IED offerings, and other technologies related to LGE, laser and high voltage applications.

Customer Dependency

Historically, revenue was derived from contracts with Government agencies or contractors to the Government representing approximately 61% and 90% of total revenue for both 2013, and 2012, respectively. The significant reduction in Government funding for our LGE, LIPC and counter-IED technologies and systems has had, and will continue to have, a material adverse effect on Applied Energetics. We do not anticipate receiving any meaningful funding from our Government Customers in 2014 and thus continued operations will be dependent on funding from new customers yet to be developed. When we refer to “Government” we mean the U.S. Government and its agencies. Over the past three years our efforts have increasingly focused on developing and attempting to market applications of our technologies for commercial products and markets. We believe that both our USP laser technologies and the compact high voltage generation systems offer unique capabilities that surpass performance for competitive commercial products in the marketplace of which we are aware.

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

Our research and development expense was approximately $-0- and $157,000 for 2013 and 2012, respectively. Our investment in internally funded research further decreased during 2013 as we completed the building of prototypes in late 2011 and early 2012 for our USP lasers and nested high voltage generators. We expect our research and development efforts to remain at a reduced level as we do not intend to invest our own funds on further development and advancement of our LGE, LIPC, counter-IED and high voltage technologies.

Backlog of Orders

At December 31, 2013 and 2012, respectively, we had a backlog (i.e., work load remaining on signed contracts) of approximately $25,000 and $26,000, respectively, to be completed within the twelve months following those dates. As of March 18, 2014, our backlog was approximately $-0-.

Employees

As of December 31, 2013, we had 1 full time employee and 3 part-time employees. The breakdown of the employees is as follows: One in executive management, one in manufacturing support and two in administrative functions including accounting and human resources. As of March 18, 2014, we had 1 full-time employee and 3 part-time employees.

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

Our lack of earnings history and continued future losses could have important consequences, such as:

•	requiring us to cease operations and/or change the nature of our business;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our flexibility in planning for, or reacting to, opportunities in our business and our industry;
•	restricting us from exploiting business opportunities;
•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms;
•	limiting our ability to obtain additional financing; and
•	placing us at a possible competitive disadvantage compared to our competitors, who may have greater financial resources.

We are exploring strategic alternatives which may change the nature of our business.

Because of the lack of government funding have received, we have significantly reduced our work force and are seeking strategic alternatives. As a result, we may acquire one or more businesses or technologies which may or may not be related to our existing businesses and may dispose of one or more existing businesses. As a result, the nature of our business may change and such change may occur without stockholder approval.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2013 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses from operations and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in Government contract activity raise substantial doubt about our ability to continue as a going concern.

We do not intend to invest our own funds to further develop and enhance LGE, LIPC, or counter-IED technologies and systems and do not anticipate receiving Government funding in the near terms.

The cash proceeds received from our 2005 and 2006 equity financings funded our operating losses, our research and development program and the launch of our new products, working capital requirements, and strategic initiatives. However we have limited financial resources.

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

Lack of government funding and uncertainty of future levels of defense spending has inhibited and will continue to inhibit our ability to obtain future funding from Government sources or from public capital sources consistent with our prior history. We do not expect that it is likely that we will receive additional Government funding for our LGE, LIPC, or counter-IED technologies and subsystems in the near term. As a result our revenues can be expected further decline and losses will continue for the foreseeable future.

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

We have historically depended on Government customers for substantially all of our revenue and changes in government spending have significantly impacted our sales and profitability.

Approximately 61% and 90% of our revenue for the years ended December 31, 2013 and 2012, respectively, were from the U.S. Government and Government contractors. The recent trend for the U.S. defense spending has been decreasing, and is expected to be in a downward trend for the foreseeable future. We do not expect to receive Government funding for our LGE, LIPC, and counter-IED systems in the near term and expect our revenues to further decline and losses to continue for the foreseeable future.

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

During the year ended December 31, 2013, we derived approximately 61% of our revenues from our U.S. Air Force contract to develop a compact, high power, pulse generator to be used as a High Power Microwave (HPM) power supply. The loss of Government funding has adversely affected our revenue and, as a result, we anticipate revenue may continue to decline and losses to continue for at least the foreseeable future.

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

Our operating results have varied significantly over time for a variety of reasons, many of which are outside of our control, and any of which may harm our business. The value of our securities may continue to fluctuate as a result of considerations that are difficult to forecast, such as:

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

As of March 18, 2014, we had outstanding approximately 92 million shares of common stock. A substantial portion of our shares are currently freely trading without restriction under the Securities Act of 1933, having been held by their holders for over one year and are eligible for sale under Rule 144(k) of the Securities Act

Provisions of our corporate charter documents could delay or prevent change of control.

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

As of December 31, 2013, the liquidation preference of our outstanding preferred stock was approximately $2.7 million which represents approximately 214% of our total assets. If an event occurs that would require us to redeem the preferred stock, we may not have the required cash to do so.

In addition, our annual dividend payment on the preferred stock is approximately $268,000, which will further deplete our cash or significantly dilute our common stockholders of we pay the dividend in shares of common stock. We have not made the last three quarterly payments in 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure no longer continues. Dividends in arrears as of February 28, 2014 were $201,000. These terms may also make it more difficult for us to sell equity securities or complete an acquisition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In 2013, we entered into month-to-month agreements to lease approximately 6,000 square feet of office, manufacturing and storage space in Tucson, Arizona.

Our aggregate rent expense, including common area maintenance costs, was approximately $48,000 and $23,000 for 2013 and 2012, respectively.

We believe our facilities are adequate for our currently expected level of operations.

See Note 9 to our 2013 Consolidated Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2013.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be involved in legal proceedings arising from the normal course of business..

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market price per share

Our common stock is currently quoted for trading on the Over the Counter Bulletin Boards and the OTC Markets, trading under the symbol “AERG.OB”. The following table sets forth information as to the price range of our common stock for the period January 1, 2012 through February 26, 2014. No dividends on common stock were declared for these periods.

Quarterly Periods	High	Low
2012
First	0.12	0.06
Second	0.08	0.04
Third	0.06	0.03
Fourth	0.05	0.02
2013
First	0.05	0.02
Second	0.05	0.02
Third	0.03	0.01
Fourth	0.02	0.01
2014 (Thru March 31, 2014)
First	0.05	0.01

Holders of Record

As of March 18, 2014, there were approximately 403 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

There were no unregistered sales of securities in 2013.

Dividends

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock. We paid dividends via the issuance shares of Common Stock on our 6.5% Series A Convertible Preferred Stock in 2011. We paid cash dividends on our 6.5% Series A Convertible Preferred Stock in 2012 and February and May 2013. The company’s Board of Directors did not declare the dividends due August 1, November 1, 2013 and February 1, 2014. Accordingly, the company did not pay these dividends. Dividend arrearages as of December 31, 2013 and February 28, 2014 were $134,000, and $201,000, respectively.

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

Results of Operations

Our consolidated financial information for the years ending December 31, 2013, and 2012 is as follows:

	2013	2012
Revenue	$42,686	$1,335,421
Cost of revenue	35,852	1,148,906
General and administrative	1,391,590	2,757,510
Selling and marketing	37,511	776,054
Research and development	-	157,313
Other (expense) income:
Interest expense	-	(1,651)
Interest income	4,847	2,536
Loss before provision for income taxes	(1,417,420)	(3,503,477)
Provision (benefit) for income taxes	-	-
Net loss	$(1,417,420)	$(3,503,477)

Revenue

Revenue decreased by approximately $1.3 million to $43,000 for the year ended December 31, 2013 compared to $1.3 million for the year ended December 31, 2012. Revenue from the LGE product line decreased by $629,000 to $4,000 and High Voltage revenue decreased by $665,000 to $39,000 for the year ended December 31, 2013 compared to the year ended December 31, 2012. There was no revenue from Laser or the C-IED product line for the year ended December 31, 2013. We have completed all work under our Government contracts and do not have any funded Government contracts for future work due to the lack of Government funding and are not investing company funds or resources to develop or enhance our technologies or systems. Although we continue to make proposals for Government contracts we do not anticipate receiving additional Government funding in the near future and expect our revenue to remain at these reduced levels because of the significant reduction in U.S. Government spending. We currently have one agreement for the lease of our High Voltage equipment.

Cost of Revenue

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased by $1.1 million for the year ended December 31, 2013 compared to 2012. The decrease in cost of revenue is directly tied to the decrease in sales activity of approximately 97%. Cost of revenue as a percentage of revenue improved to 84% from 86% last year.

General and Administrative

General and administrative expenses decreased approximately $1.4 million to $1.4 million for the year ended December 31, 2013 compared to $2.8 million for the year ended December 31, 2012. Salaries, wages and benefits decreased by approximately $1.2 million, which is reflective of our reduction in workforce; miscellaneous expense decreased by $609,000 which reflects the $720,000 loss on the sale of our building and land in 2012, partially offset by gains on the sales of fixed assets; professional services decreased by approximately $409,000; depreciation and amortization decreased by $152,000, reflecting the sale of our building and the sale of other depreciable assets as we downsized to a smaller facility; insurance and insurance & miscellaneous fees decreased by $141,000; supplies and building related expenses decreased by approximately $140,000; non-cash compensation costs decreased by approximately $46,000; cost of temporary help decreased by $25,000; and travel related expenses decreased by $22,000. Offsetting these reductions in operating expenses totaling approximately $2.7 million was a decrease in absorption of labor and overheads of approximately $1.4 million previously charged to Government contracts. Cost saving measures were initiated in 2011 and have continued, in response to the decrease in revenue and lack of Government contracts, including reductions of our workforce and reductions in other operating expenses.

At December 31, 2013, there were approximately $2,000 of unrecognized compensation costs related to unvested restricted stock awards. The costs for restricted stock awards are expected to be recognized on a weighted-average basis over approximately 0.21of a year.

Selling and Marketing

Selling and marketing expenses decreased by approximately $739,000 for the year ended December 31, 2013 compared to 2012. The decrease was mostly due to the reduction of workforce as well as the cessation of our bid and proposal activity in 2013.

Research and Development

Research and development expenses decreased approximately $157,000 for the year ended December 31, 2013 compared to 2012. Our investment in internally funded research ceased during 2012 as we completed the building of prototypes at the end of 2011 and early 2012.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense. Net interest income for 2013 was higher by approximately $4,000 from 2012 primarily due to interest income on our bank deposits.

Net Loss

Our operations in 2013 resulted in a net loss of approximately $1.4 million, a decrease of approximately $2.1 million compared to the approximately $3.5 million net loss for 2012. Our net loss attributable to common stockholders per common share – basic and diluted decreased from approximately $0.04 per share to $0.02 per share due to the decrease of net loss.

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

Liquidity and Capital Resources

At December 31, 2013, we had approximately $1.1 million of cash and cash equivalents, a decrease of approximately $1.5 million from December 31, 2012. In 2013, we used approximately $1.5 million in operating activities. This amount is comprised primarily of our net loss of $1.4 million and decreases in our accounts payable of $106,000 and accrued expenses and deposits of $104,000, and partially offset by a decrease in accounts receivables of $46,000, the contractors cost settled in disposal of fixed assets of $42,000, depreciation and amortization of $41,000, decrease in inventory of $29,000, noncash stock based compensation of $16,000. Investing activities had $5,000 proceeds from disposal of equipment while financing activities reflected the cash dividend payment of $87,000, resulting in net cash outflow of approximately $1.5 million.

The U.S. Government has significantly reduced defense spending and we do not anticipate receiving significant additional Government funding in the near future. We have completed our Government contracts and do not have any funded Government contracts for future work. We have also developed our USP laser technologies and systems for commercial markets. We have not generated meaningful sales of our commercial systems and we have one existing agreement for the lease of our High Voltage equipment. We are not investing company funds or resources to further develop and enhance our technologies and systems or market our systems other than the submission of proposals for Government contracts. As of March 18, 2014, our backlog was $-0-.

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

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2013 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses from operations and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in Government contract activity raise substantial doubt about our ability to continue as a going concern.

Backlog

At December 31, 2013 and 2012, we had a backlog (i.e., work load remaining on signed contracts) of approximately $25,000 and $26,000, respectively, to be completed within the twelve months following those dates. As of March 18, 2014, our backlog was approximately $-0-.

Contractual Obligations:

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2012:

	Payment by Period
		Less than 1
	Total	Year

Operating leases	$2,898	$2,898

Total	$2,898	$2,898

Not included in the above table are the dividends on our Series A Preferred Stock that are approximately $268,000 each year (approximately $67,000 each quarter), assuming no conversion of the outstanding shares of Series A Preferred Stock into shares of common stock.

Operating Leases

We have, in the past, operated in leased premises under operating leases. Total rent expense on premises amounted to approximately $48,000 and $23,000 for 2013 and 2012, respectively.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at an initial rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly, when declared. We have not made the last three quarterly payments in 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure no longer continues. Dividends in arrears as of February 28, 2014 were $201,000.

The holders of the Series A Preferred Stock have a right to put the stock to the Company for an aggregate amount equal to the liquidation preference ($2.7 million) in the event of a change in control. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. As of December 31, 2013, there were 107,172 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 9 to the Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the related notes and the Report of Independent Registered Public Accounting Firm thereon, are included in Applied Energetics’ 2013 Consolidated Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Our management, including our Principal Executive Officer (”PEO”)and Principal Financial Officer (“PFO”), has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, the PEO and PFO has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officers and directors:

Name	Age	Principal Position	Director, Term expiring in

Mark J. Lister	56	Chairman of the Board	2014
Joseph C. Hayden	55	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
George P. Farley	75	Independent Director	2012
John F. Levy	58	Independent Director	2014

Mark J. Lister: Mark J. Lister has served as a member of our Board of Directors since June 2009 and as chairman since July 9, 2012. Mr. Lister serves as the Chairman of our Strategic Planning Committee. Since November 2006, Mr. Lister has been President of StratTechs, Inc., a consulting firm he founded which specializes in brokering technology within the Defense, Intelligence and Homeland Security Government markets. Mr. Lister currently serves s Vice Chairman of the Homeland Security Science and Technology Advisory Committee. He is a former member of the Secretary of the Navy Advisory Panel and formerly served as Chairman of the Naval Research Advisory Committee. From January 1992 to June 2006, Mr. Lister was employed by the Sarnoff Corporation where he served as Senior Vice President of Government Operations. While at Sarnoff, from 2001 to 2006, Mr. Lister served as Managing Director of the Rosettex Technology and Ventures Group, a joint venture of Sarnoff Corporation and SRI International for which he was a founder, and from 1996 to 2001, Mr. Lister served as Executive Director of the National Information Display Laboratory. From 1987 to 1992, he served as Director, Advanced Development and Applications in the Research and Development Group of the Office of the Assistant Secretary of the U.S. Air Force for Space. Mr. Lister’s government career began at the Naval Research Laboratory where he served as a researcher in the Space Applications Branch from 1977 to 1987. Mr. Lister served as a director of Steel Cloud Inc. a publicly traded company until November 2010. Mr. Lister has a B.S. in Electrical Engineering from Drexel University, a B.S. in Mathematics from St. Vincent College and a MEA from George Washington University.

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

John F. Levy: John F. Levy has been a director of the company since June 2009. Mr. Levy serves as Chairman of our Nominating and Corporate Governance Committee and as a member of our Audit and Strategic Planning Committee. Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm that advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. Mr. Levy served as the Interim Chief Financial Officer from November 2005 to March 2006 of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007. From November 1997 to May 2005, Mr. Levy served as Chief Financial Officer of MediaBay, Inc., a NASDAQ listed company and provider of spoken word audio content. While at MediaBay, he also served for a period as its Vice Chairman. Mr. Levy is a certified public accountant with nine years of experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a director and non-executive Chairman of the Board of Applied Minerals, Inc., a natural resource and mining company and a director of China Commercial Credit, Inc., a privately held micro credit company that provides direct loans and loan guarantee services in China. Mr. Levy was formerly a director of Brightpoint, Inc., Take-Two Interactive Software, Inc., PNG Ventures, Inc. and Ciocia, Inc. Mr. Levy has authored “The 21st Century Director: Legal and Ethical Responsibilities of Board Members”, a course on the ethical and legal responsibilities of board members initially presented to various state accounting societies. Mr. Levy has a B.S. degree in Economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph's University in Philadelphia.

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

4585 South Palo Verde Road, Suite 405

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses, for the periods presented, the compensation for the person who served as our Principal Executive Officer, our Chief Financial Officer and our Chief Operating Officer for the years ended December 31, 2013, and 2012 (the “Named Executive”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	All Other Compensation (2)	Total
Joseph C. Hayden	2013	$133,913	$10	$133,923
Principal	2012	$196,083	$262	$196,345
Executive Officer,
Principal Financial Officer and Principal Accounting Officer

(1)	Mr. Hayden’s annual salary at January 1, 2013 was $195,500. On April 12, 2013, we entered into a consulting agreement effective April 1, 2013 with SVJ Enterprises LLC (“SVJ”), an affiliate of Mr. Hayden, where Mr. Hayden is to continue to serve as the company’s principal executive officer, principal financial officer and principal accounting officer and SVJ will be compensated at the rate of $250 per hour, up to a maximum of 10 hours per week, for Mr. Hayden’s services.
(2)	The amounts shown in the “All Other Compensation” column are attributable the dollar value of life insurance premiums paid by us for all named executive officers. The amount reported for 2013 represents this benefit paid on Mr. Hayden’s behalf prior to entering into a contracting agreement with SVJ.

Employment Agreements for Named Executive Officers

On April 12, 2013, Applied Energetics, Inc. (the “Company”) entered into a consulting agreement effective as of April 1, 2013, with SVJ, an affiliate of Joseph Hayden, its principal executive officer (“PEO”) and principal financial and accounting officer (“PFO/PAO”). Pursuant to the agreement, SVJ cause Mr. Hayden to continue to serve as the Company’s PEO and PFO/PAO and SVJ will be compensated at the rate of $250 per hour, up to a maximum of 10 hours per week, for Mr. Hayden’s services. The agreement provides that SVJ must obtain the advance approval of the Company’s CEO or Chairman of the Board to exceed ten hours per week.

Payments upon Termination or Change-In-Control

Name	Without Cause Termination	For Good Reason Resignation	For Cause Termination or Voluntary Resignation	Change in Control	Termination Following Change in Control (1)

Joseph C. Hayden	$-	$-	$-	$-	$30,000

(1)	In the agreement with SVJ for Mr. Hayden’s services, it was agreed that in the event that a Change of Control occurs and the company terminates the agreement prior to the expiration of its term, the company shall pay to Consultant a termination fee in the amount of $30,000. The term “Change of Control” means a consolidation or merger with or into (whether or not the Company is the surviving corporation) any other corporation or other entity and as a result, the stockholders of the Company immediately prior to the termination own less than 50% of the shares of capital stock of the surviving corporation entitled to vote at the election of directors.

Director Compensation

The following table discloses our director compensation for the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash	Stock Awards	(1)	Total
Mark J. Lister	$33,303	$-		$33,303
George P. Farley	$30,371	$-		$30,371
John F. Levy	$26,429	$-		$26,429

(1)	The amounts shown in the “Stock Awards” column represent the aggregate grant date fair value in 2013 related to stock awards, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 7 to our 2013 Consolidated Financial Statements.

As of January of 2013, the annual cash compensation for independent directors was follows: Mr. Lister $63,750 and Messrs. Farley and Levy $50,000. Effective March 18, 2013, the Directors of the Company agreed to reduce their annual director compensation to $25,000 for Messrs. Lister and Farley and to $20,000 for Mr. Levy.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2013, none of our executive officers served on the Board of Directors or the Compensation Committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 18, 2014:

•	each of our directors and executive officers;
•	all directors and executive officers of ours as a group; and
•	each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock.

Unless otherwise indicated, the address of each beneficial owner is care of Applied Energetics, 4585 South Palo Verde Road, Suite 405, Tucson, Arizona 85714. Unless otherwise indicated, the company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 18, 2014 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 91,735,662 shares outstanding on March 18, 2014.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)
Superius Securities Group Inc. Profit Sharing Plan	8,535,997	(2)	9.3%
Joseph C. Hayden	5,603,668		6.1%
Mark J. Lister	75,000		*
John F. Levy	37,500		*
George P. Farley	0	(3)	*

All directors and executive officers as a group (5 persons)	5,716,168		6.2%

* Less than 1%

(1)	Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options held by that person that are exercisable within 60 days of the Record Date.
(2)	Based on information contained in a report on Schedule 13G filed with the SEC on October 29, 2009. The address of Superius Securities Group Inc. Profit Sharing Plan is 94 Grand Ave., Englewood, NJ 07631.
(3)	Mr. Farley denies beneficial ownership of the common shares and common shares issuable upon exercise of options he transferred to various LLCs.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information

Number of securities
	Number of		remaining available for
	securities to be	Weighted-	future issuance under
	issued upon	average	equity compensation
	exercise of	exercise price	plans (excluding
	outstanding	of outstanding	securities reflected in
Plan category	options	options	column (a))
Equity compensation plans approved by security holders	449,500	$0.44	10,852,616
Equity compensation plans not approved by security holders	-	$-	-
Total	449,500	$0.44	10,852,616

The following is a description of currently open stock option and equity plans.

The 2004 Stock Incentive Plan (“2004 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 3,000,000 shares of common stock were originally reserved for distribution pursuant to the 2004 Plan. On June 28, 2005, the stockholders approved an amendment to the 2004 Plan to (i) increase the number of shares of the company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of common stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares. As of December 31, 2013, options to purchase 317,500 shares were outstanding under this plan. Additionally, as of December 31, 2013, there were no unvested restricted stock units outstanding under this plan. Approximately 2.6 million shares were available for grant under this plan as of December 31, 2013.

The 2007 Stock Incentive Plan (“2007 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based awards. A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan. The five-year limitation period ended September 10, 2012. As of December 31, 2013, options to purchase 132,000 shares were outstanding under this plan. As of December 31, 2013, 7,425 restricted stock grants remain outstanding under the plan. As of December 31, 2013, approximately 8.2 million shares were available for grant from this plan.

We have, from time to time, also granted non-plan options and other equity-based awards to certain officers, directors, employees and consultants. No inducement grants as defined were made during 2013, nor are any outstanding from previous years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to the company by BDO USA, LLP for professional services rendered for the years ended December 31, 2013 and 2012.

	2013	2012
Audit Fees	$67,029	$125,721
Tax Fees	$15,000	$18,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this report:

(a) (1)	The Consolidated Financial Statements of Applied Energetics, Inc. are filed as part of this report on page F-1 following the signatures.

Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Amended and Restated Plan and Agreement of Merger entered into as of March 17, 2004, by and among U.S. Home & Garden, Inc. (“USHG”), Ionatron Acquisition Corp., a wholly-owned subsidiary of USHG, Robert Kassel (for purposes of Sections 5.9, 6.2(d), 6.2(j), 9.4 and 10.10 only), Fred Heiden (for purposes of Section 9.4 only), and Ionatron, Inc. and Robert Howard, Stephen W. McCahon, Thomas C. Dearmin and Joseph C. Hayden (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on March 24, 2004).
3.1	Certificate of Incorporation, as amended, (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-KSB for the fiscal year ended June 30, 1995).
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on April 29, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).
3.3	Certificate of Elimination of the 10% Series A Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).
3.4	Certificate of Designation of the 6.5% Series A Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s 8-K filed with the SEC on October 28, 2005).
3.5	Certificate of Ownership and Merger of Applied Energetics, Inc. into Ionatron, Inc. (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on February 20, 2008).
3.6	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the Quarter ended June 30, 2007.
3.7	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 10, 2007.

4.1	Form of certificate evidencing Common Stock, $.001 par value, of the Registrant

10.1	2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on May 25, 2005).
10.2	Form of 2004 Stock Incentive Plan Non-Qualifying Stock Option Agreement for Directors (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended June 30, 2005).
10.3	2007 Stock Incentive Plan (as amended).
10.4	Applied Energetics, Inc. consulting agreement with SVJ Enterprises LLC effective April 1, 2013 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on April 17, 2013)
21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)
23.1	Consent of BDO USA, LLP
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Compensation Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2010)
99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009)
99.3	Audit Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of April, 2014.

APPLIED ENERGETICS, INC.

By	/s/ Joseph C. Hayden
Joseph C. Hayden
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 11th day of April, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Mark J. Lister	Chairman of the Board
Mark J. Lister

/s/ George P. Farley	Director
George P. Farley

/s/ John F. Levy	Director
John F. Levy

/s/ Joseph C. Hayden	Principal Executive Officer, Principal
Joseph C. Hayden	Financial Officer and Principal Accounting Officer

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Applied Energetics, Inc.

Tucson, Arizona

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Energetics, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and expects losses from operations to continue in 2014 due to the reduction of government contract activity that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Phoenix, Arizona

April 14, 2014

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012

Revenue	$42,686	$1,335,421
Cost of revenue	35,852	1,148,906

Gross profit	6,834	186,515

Operating expenses:
General and administrative	1,391,590	2,757,510
Selling and marketing	37,511	776,054
Research and development	-	157,313
Total operating expenses	1,429,101	3,690,877

Operating loss	(1,422,267)	(3,504,362)

Other income (expense):
Interest expense	-	(1,651)
Interest income	4,847	2,536
Total other income (expense)	4,847	885

Loss before provision for income taxes	(1,417,420)	(3,503,477)

Provision for income taxes	-	-

Net loss	(1,417,420)	(3,503,477)

Preferred stock dividends	(236,411)	(174,155)

Net loss attributable to common stockholders	$(1,653,831)	$(3,677,632)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.02)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	91,735,662	91,719,288

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$1,079,336	$2,622,142
Accounts receivable	1,875	47,964
Inventory - net	37,953	66,884
Prepaid expenses	97,274	102,610
Total current assets	1,216,438	2,839,600
Property and equipment - net	6,984	81,623
TOTAL ASSETS	$1,223,422	$2,921,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,359	$116,930
Accrued expenses	217,138	76,188
Accrued compensation	44,990	140,783
Total current liabilities	273,487	333,901

Total liabilities	273,487	333,901

Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 107,172 shares issued and outstanding at December 31, 2013 and 2012 (Liquidation preference $2,679,300)	107	107
Common stock, $.001 par value, 500,000,000 shares authorized; 91,735,662 shares issued and outstanding at December 31, 2013 and December 31, 2012	91,736	91,736
Additional paid-in capital	79,234,745	79,218,301
Accumulated deficit	(78,376,653)	(76,722,822)
Total stockholders’ equity	949,935	2,587,322
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,223,422	$2,921,223

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2011	107,172	$107	91,670,192	$91,670	$79,155,518	$(73,045,190)	$6,202,105

Stock issued under equity incentive plans	-	-	65,470	66	(66)	-	-
Stock-based compensation expense	-	-	-	-	62,849	-	62,849
Preferred stock dividends	-	-	-	-	-	(174,155)	(174,155)
Net loss for the year ended December 31, 2012	-	-	-	-	-	(3,503,477)	(3,503,477)
Balance as of December 31, 2012	107,172	$107	91,735,662	$91,736	$79,218,301	$(76,722,822)	$2,587,322

Sale of common stock	-	-	-	-	14	-	14
Stock-based compensation expense	-	-	-	-	16,430	-	16,430
Preferred stock dividends	-	-	-	-	-	(236,411)	(236,411)
Net loss for the year ended December 31, 2013	-	-	-	-	-	(1,417,420)	(1,417,420)
Balance as of December 31, 2013	107,172	$107	91,735,662	$91,736	$79,234,745	$(78,376,653)	$949,935

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,417,420)	$(3,503,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,831	192,970
Loss on sale of land and building	-	720,000
Gain on equipment disposal	(13,392)	(118,967)
Contractor cost setteled in disposal of fixed assets	42,000	-
Noncash stock based compensation expense	16,430	62,849
Changes in assets and liabilities:
Accounts receivable	46,089	446,780
Other receivable	-	99,447
Inventory	28,931	74,793
Prepaid expenses and other assets	5,337	351,918
Accounts payable	(105,571)	(201,400)
Billings in excess of costs	-	(2,152)
Accrued expenses and deposits	(104,178)	(754,153)
Net cash used in operating activities	(1,460,943)	(2,631,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(15,141)
Proceeds from disposal of building and equipment	5,200	1,505,695
Net cash provided by investing activities	5,200	1,490,554

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	14	-
Payment of cash dividends	(87,077)	(174,155)
Net cash used in financing activities	(87,063)	(174,155)
Net decrease in cash and cash equivalents	(1,542,806)	(1,314,993)
Cash and cash equivalents, beginning of period	2,622,142	3,937,135

Cash and cash equivalents, end of period	$1,079,336	$2,622,142
Suplemental Cash Flow Information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Preferred dividends accrued and unpaid	$149,334	$-

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2013, the company incurred a net loss of $1.4 million, had negative cash flows from operations of $1.5 million and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 564,097 and 1,471,899 for the years ended December 31, 2013 and 2012, respectively.

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

We do not generally provide an allowance for receivables from the Government. We have non-Government customers for which we provide for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the company’s prior history of uncollectible accounts receivable. As of December 31, 2013 and 2012, we believe all receivable balances to be fully collectible and accordingly, have no allowance for doubtful accounts at such dates.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Computer Software Development Costs

In general, direct development costs associated with internal-use computer software are capitalized as fixed assets and include external direct costs of material and services and payroll costs for employees devoting time to the software projects, where applicable. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Depreciation expense relative to capitalized computer software development costs was approximately $-0- and $64,788 for 2013 and 2012, respectively.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE

Our accounts receivable balance as of December 31, 2013 and 2012 included contract receivables related to completed and in progress contracts, and costs and estimated earnings on uncompleted contracts. Costs and estimated earnings on uncompleted contracts represent amounts that are billable under the terms of contracts at the end of the year, were invoiced in the following year and are generally expected to be collected within a year.

Accounts receivable consist of the following as of:

	December 31,
	2013	2012

Contracts receivable	$1,875	$46,221
Cost and estimated earnings (uncompleted contracts)	-	1,743
Accounts receivable, net	$1,875	$47,964

Contracts at December 31, 2013 are expected to be collected within a year. There are no claims or unapproved change orders included in contract receivables at December 31, 2013 and 2012.

Costs and Estimated Earnings on Uncompleted Contracts

	December 31,
	2013	2012

Costs incurred on uncompleted contracts	$6,030,151	$6,350,706
Estimated earnings	460,173	601,755

Total billable costs and estimated earnings	6,490,324	6,952,461
Less:
Billings to date	6,490,324	6,950,718

Total	$-	$1,743

Included in accompanying balance sheet:

Unbilled costs and estimated earnings on uncompleted contracts included in accounts receivable	$-	$1,743
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-

Total	$-	$1,743

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Our inventories consist of the following at:

	December 31,
	2013	2012
Raw materials	$37,953	$66,719

Work-in-process		165

Provision for loss on project	-	-

Total inventory	$37,953	$66,884

Inventories include material, direct labor and related manufacturing administrative overhead and are stated at the lower-of-cost (determined on a weighted average basis) or market for raw materials and work-in-process inventory. When actual contract cost and the estimate to complete exceed the estimated contract revenues, a loss provision is recorded. Due to the nature of our inventory, we analyze inventory on an item-by-item basis compared to future usage and sales for obsolescence quarterly. As of December 31, 2013, management did not believe an obsolescence reserve was necessary based on this analysis. As of December 31, 2012, management created an obsolescence reserve of approximately $15,000 based on this analysis.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of:

	December 31,
	2013	2012

Leasehold improvements	15,141	15,141

Equipment	1,728,270	1,898,920

Furniture	5,333	5,333

Software	778,379	801,498

Total	2,527,123	2,720,892

Less accumulated depreciation and amortization	(2,520,139)	(2,639,269)

Property and equipment - net	$6,984	$81,623

Property and equipment are depreciated over 3 to 5 years using the straight line, half year convention. The number of years is dependent upon the useful life of the equipment. Depreciation expense was approximately $41,000 and $193,000 for the years ended December 31, 2013 and 2012, respectively. Depreciation expense is included in general and administrative expense.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	December 31,
	2013	2012
Accrued professional fees	$31,144	$31,500
Dividends payable	177,876	28,542
Other	8,118	16,146

Total accrued expenses	$217,138	$76,188

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2013 and 2012, there were 107,172 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) outstanding. The company’s Board of Directors did not declare the dividends due August 1, 2013 and November 1, 2013. Accordingly, the company did not pay these dividends. Dividend arrearages as of December 31, 2013 are approximately $134,000.

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

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at our discretion. We declared and paid dividends on our 6.5% Series A Preferred Stock in May, August and November, 2012 and February and May, 2013.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the payment of dividends in 2012, we paid approximately $174,000, and accrued approximately $29,000 as of December 31, 2012 which was paid in cash on February 1, 2013.

Share-Based Payments

Applied Energetics adopted an Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”) and a 2004 Stock Incentive Plan as amended (“2004 Plan”) both of which provides for the grant of any or all of the following types of awards: (1) stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based awards, including restricted stock units, for periods up to 10 years. Stock options granted under the plans are generally for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Options granted to employees will generally vest over two to four years. Most options granted have a contractual life of 5 years from the grant date. Restricted stock granted under the plans to employees generally vest immediately and/or over a period of up to four years. Some restricted stock granted under the plans vest only upon meeting certain departmental or company-wide performance goals. Both restricted stock and options granted to non-employee directors generally vest immediately on the date of grant. We have, from time to time, also granted non-plan options to certain officers, directors and employees. Total stock-based compensation expense for grants to officers, employees and consultants was approximately $16,000 and $63,000 for the years ended December 31, 2013 and 2012, respectively, which was charged to general and administrative expense.

At December 31, 2013 and 2012, there were outstanding options to purchase 520,000 and 1.2 million, respectively, of common stock. There are 7,425 unvested restricted stock units outstanding as of December 31, 2013. As of December 31, 2013 and 2012, there were no unvested restricted stock awards outstanding.

The following table sets forth information regarding awards under our 2004 and 2007 Stock Incentive Plans:

As of December 31, 2013
	Share Grants Approved	Options Outstanding	Restricted Stock Awards Outstanding	Restricted Stock Units Outstanding	Shares Available for Award
2004 Stock Incentive Plan	5,000,000	317,500	-	-	2,616,974
2007 Stock Incentive Plan	10,000,000	202,000	-	7,425	8,165,642
Total		519,500	-	7,425	10,782,616

On June 28, 2005, our stockholders approved an amendment to the company's 2004 Plan to (i) increase the number of shares of the company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of common stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares. As of December 31, 2013 and 2012, options to purchase 317,500 and 695,500 shares, respectively, were outstanding under this plan. Additionally, as of December 31, 2013 and 2012, there were no unvested restricted stock units outstanding under this plan.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On September 10, 2007, the stockholders of Applied Energetics approved the adoption of the company’s 2007 Plan. A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan; provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan. The five-year limitation period ended September 10, 2012. As of December 31, 2013 and 2012, options to purchase 132,000 and 476,666 shares, respectively, were outstanding under this plan. There were 7,425 and 76,458 unvested restricted stock units outstanding as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012 there were no restricted stock awards outstanding. Grants from the 2007 Plan can be either service based, where the grant vests with the passage of time, or performance based, where the grant vests based on the attainment of a pre-defined company or departmental goal.

There are 10,782,616 aggregate shares available for grant from the Stock Incentive Plans as of December 31, 2013.

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting.

No options were granted in 2013 or 2012.

The following table summarizes the activity of our stock options for the years ended December 31, 2013, and 2012:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	3,823,260	$0.52

Granted	-	$0.00
Exercised	-	$0.00
Forfeited or expired	(2,651,094)	$0.53

Outstanding at December 31, 2012	1,172,166	$0.51

Granted	-	$0.00
Exercised	-	$0.00
Forfeited or expired	(652,666)	$0.55

Outstanding at December 31, 2013	519,500	$0.47

Exercisable at December 31, 2013	519,500	$0.47

As of December 31, 2013 and December 31, 2012, the aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of options outstanding was $0, as the exercise price was greater than the market price. As of December 31, 2013 and 2012, the weighted average remaining contractual life of options outstanding and options exercisable was 0.57 and 1.72 years, respectively. At December 31, 2013, there was approximately $0 of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures.

The following table summarizes the activity of our restricted stock units and restricted stock grants for the years ended December 31, 2013 and 2012:

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2011	242,635	$0.94

Granted	-	$0.00
Vested	(76,510)	$0.96
Forfeited	(89,667)	$1.02
Unvested at December 31, 2012	76,458	$0.83

Granted	-	$-
Vested	(38,228)	$0.83
Forfeited	(30,805)	$0.83
Unvested at December 31, 2013	7,425	$0.83

As of December 31, 2013, there was approximately $2,000 of unrecognized stock-based compensation related to unvested restricted stock, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 0.21 years. Of the 7,425 restricted stock units unvested at December 31, 2013, all are expected to vest with the filing of the Company’s Annual Reports with the Securities and Exchange Commission for the year 2013.

Compensation expense recorded for shares and options delivered to non-employee consultants for the years ended December 31, 2013 and 2012 was approximately $0 and $0, respectively, which was charged to operating expenses with offsetting entries to additional paid-in capital or prepaid assets.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8– SIGNIFICANT CUSTOMERS

The majority of our customers are either the Government or contractors to the Government and represent 61% and 90% of our revenue for 2013 and 2012, respectively. Government sourced customers represent approximately -0-% and 83% of our account receivable balances as of December 31, 2013 and 2012, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2012, we entered into two 1-year lease agreements to lease office and manufacturing space and to lease storage space in Tucson, Arizona. In May 2013, these leases were changed to month-to-month.

In September 2012, we closed on the sale of the office, manufacturing and storage facility that we have occupied since our inception in 2002. The building represented a sizable asset which was much larger than that required to support our present operations.

Rent expense was approximately $48,000 and $23,000 for 2013 and 2012, respectively.

At December 31, 2013, we had approximately $3,800 in future minimum lease payments due in less than a year.

Guarantees

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2013 and 2012.

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

On February 9, 2012, the litigation with NewOak was dismissed with prejudice on February 16, 2012 pursuant to a settlement agreement which required the payment of $200,000. The $200,000 payment was accrued as of December 31, 2011 and paid in 2012, net of insurance proceeds of $50,000.

.

We may from time to time be involved in legal proceedings arising from the normal course of business.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES

The reconciliation of the difference between income taxes at the statutory rate and the income tax provision for the years ended:

	December 31,
	2013	2012

Computed tax at statutory rate	$(481,923)	$(1,188,632)
State taxes	(98,365)	269,447
Change in valuation allowance	574,520	918,139
Other	5,768	1,046
Provision (benefit) for taxes	$-	$-

Deferred tax assets (liabilities) consist of the following:

	December 31 ,
	2013	2012
Deferred Tax Assets:
Accruals and reserves	$11,003	$58,080
Depreciation and amortization	139,045	256,353
Tax credit carryforwards	579,497	579,497
Net operating loss	20,910,696	20,871,772
Goodwill amortization	233,485	274,111
ASC 718 stock compensation	44,370	425,532
Valuation allowance	(21,918,096)	(22,465,345)
Total deferred tax assets	$-	$-

We believe that sufficient uncertainty exists regarding the future realization of our deferred tax assets and thus a full valuation allowance is required. The valuation allowance for the year ended December 31, 2013 increased by approximately $72,000 due to changes in deferred tax assets.

As of December 31, 2013, we have cumulative federal and Arizona net operating loss carryforwards of approximately $57 million and $23 million, respectively, which can be used to offset future income subject to taxes. Federal net operating loss carryforwards begin to expire in 2020. Arizona net operating loss carryforwards begin to expire in 2013. Included in federal net operating loss carryforwards is approximately $27.1 million from USHG related to pre-merger losses. In addition, approximately $7 million of the federal net operating loss carryforwards are related to stock based compensation that will be credited to additional paid in capital when realized. We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2013, we had cumulative unused research and development tax credits of approximately $239,000 and $340,000, which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2012, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

We have unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at December 31, 2011	9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2012	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2013	$9,635,824

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits. If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

The company considers the U.S. and Arizona to be major tax jurisdictions. As of December 31, 2013, for federal tax purposes the tax years 2012 and 2013 and for Arizona the tax years 2005 through 2013 remain open to examination. The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2013 and 2012, we had no accrued interest or penalties related to our unrecognized tax benefits.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly operating results for 2013 and 2012 were as follows:

	1st	2nd	3rd	4th

2013
Revenues	$34,457	$4,263	$2,091	$1,875
Gross profit (loss)	5,563	(2,695)	2,091	1,875
Operating loss	(573,868)	(385,077)	(260,447)	(202,875)
Net loss attributable to common stockholders	$(616,754)	$(426,347)	$(341,754)	$(210,441)

Weighted average number of shares outstanding, basic and diluted	91,735,662	91,735,662	91,735,662	91,735,662

Basic and diluted net loss per share	$(0.01)	$(0.005)	(0.004)	$(0.002)

2012
Revenues	$399,207	$504,307	$311,992	$119,915
Gross profit (loss)	34,140	114,784	48,305	(10,714)
Operating loss	(1,189,615)	(1,403,010)	(366,259)	(545,478)
Net loss attributable to common stockholders	$(1,234,412)	$(1,446,159)	$(409,606)	$(587,455)

Weighted average number of shares outstanding, basic and diluted	91,670,192	91,735,440	91,735,247	91,735,662

Basic and diluted net loss per share	(0.013)	(0.016)	(0.004)	$(0.01)

NOTE 13 – SUBSEQUENT EVENT

The Company’s management has evaluated subsequent events occurring after December 31, 2013, the date of our most recent balance sheet, through the date our financial statements were issued.

