Form 10-Q
period 2014-03-31
APPLIED ENERGETICS, INC.
filed 2014-05-13
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 2, 2014 there were 91,778,095 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$905,071	$1,079,336
Accounts receivable	1,875	1,875
Inventory	37,953	37,953
Prepaid expenses and deposits	71,839	97,274
Total current assets	1,016,738	1,216,438
Property held for sale - net	-	-
Property and equipment - net	2,309	6,984
TOTAL ASSETS	$1,019,047	$1,223,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,313	$11,359
Accrued expenses - current	21,916	217,138
Accrued compensation	36,678	44,990
Total current liabilities	95,907	273,487
Accrued dividends on 6.5% series A convertible preferred stock	244,858	-
Total liabilities	340,765	273,487

Commitments and contingencies - See Note 9

Stockholders’ equity
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;107,172 shares issued and outstanding at March 31, 2014 and at December 31, 2013	107	107
Common stock, $.001 par value, 500,000,000 shares authorized; 91,778,095 shares issued and outstanding at March 31, 2014 and 91,735,662 shares issued and outstanding at December 31, 2013	91,778	91,736
Additional paid-in capital	79,236,846	79,234,745
Accumulated deficit	(78,650,449)	(78,376,653)
Total stockholders’ equity	678,282	949,935
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,019,047	$1,223,422

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2014	2013

Revenue	$26,875	$34,457

Cost of revenue	24,606	28,894

Gross profit	2,269	5,563

Operating expenses
General and administrative	209,748	503,645
Selling and marketing	-	75,786

Total operating expenses	209,748	579,431

Operating loss	(207,479)	(573,868)

Other income
Interest income	666	653
Total other income	666	653

Net loss	(206,813)	(573,215)

Preferred stock dividends	(82,351)	(43,539)

Net loss attributable to common stockholders	$(289,164)	$(616,754)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	91,742,736	91,735,662

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(206,813)	$(573,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,675	18,106
Non-cash stock based compensation expense	2,143	13,469
Changes in assets and liabilities:
Accounts receivable		39,146
Inventory	-	(765)
Prepaid expenses, deposits and other assets	25,435	24,720
Accounts payable	25,954	102,673
Accrued expenses and deposits	(25,659)	(121,831)
Net cash used in operating activities	(174,265)	(497,697)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid (preferred stock)	-	(43,539)
Net cash used in financing activities	-	(43,539)

Net decrease in cash and cash equivalents	(174,265)	(541,236)

Cash and cash equivalents, beginning of period	1,079,336	2,622,142

Cash and cash equivalents, end of period	$905,071	$2,080,906

Suplemental Cash Flow Information
Preferred dividends accrued and unpaid	$244,858	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of March 31, 2014 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended March 31, 2014, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

Liquidity and Management’s Plan

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the year ended December 31, 2013, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We have experienced significant losses and negative cash flows and have an accumulated deficit in excess of $78 million as of March 31, 2014

The interim results reported in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.

Recent Developments

The U.S. Government has significantly reduced defense spending over the past few years and we do not anticipate receiving any meaningful additional Government funding in the near future. We have completed all of our Government contracts and do not have any funded Government contracts for future work. We have also developed our USP laser technologies and systems for commercial markets. We have not generated meaningful sales of our commercial systems and we have one existing agreement for the lease of our High Voltage equipment. We are not investing company funds or resources to further develop and enhance our technologies and systems or market our systems other than the submission of proposals for Government contracts. As of May 8, 2014, our backlog was $-0-. As a result of the decrease in U.S. Government funding, we have significantly reduced our workforce to a level consistent with our expected operations. Since we are unable to determine if we will be able to obtain any meaningful contracts or generate meaningful revenue or profitable operations in our current line of business, we are considering strategic alternatives, including mergers, the acquisition of one or more businesses or technologies, and/or the disposition of one or more of our existing businesses. Absent the award of a significant new Government contract, we do not expect to continue our current businesses for any meaningful period of time and our continuation as a going concern is dependent upon the success of our strategic efforts.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2014, the company incurred a net loss of approximately $207,000, had negative cash flows from operations of $174,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of March 31, 2014, the company had approximately $905,000 in cash and cash equivalents.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

1.	SHARE-BASED COMPENSATION

Share-Based Compensation – Employees and Directors

For the three months ended March 31, 2014 and 2013, share-based compensation expense totaled approximately $2,000 and $13,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model.

During the three months ended March 31, 2014, no restricted stock units were granted or vested or forfeited; no options to purchase shares were granted or exercised or expired; no restricted stock awards were granted or exercised or forfeited. At March 31, 2014, options to purchase 519,500 shares of common stock with an average exercise price of $0.47 per share were outstanding.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

2.	SIGNIFICANT CUSTOMERS

Approximately 93% and 81% of revenue for the three-month periods ended March 31, 2014 and March 31, 2013, respectively, were generated from either the U.S. Government or contractors to the U.S. Government.

3.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months ended March 31, 2014 and 2013, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Three months Ended March 31,
	2014	2013

Options to purchase common shares	519,500	1,172,166
Unvested restricted stock units	7,425	38,230
Convertible preferred stock	107,172	107,172

Total potentially dilutive securities	634,097	1,317,568

4.	DIVIDENDS

As of March 31, 2014, we had 107,172 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company’s Board of Directors did not declare the dividends due August 1, 2013, November 1, 2013, February 1, 2014 and May 1, 2014. Accordingly, the company did not pay these dividends. Accrued dividends payable as of March 31, 2014 is $244,000. Dividend arrearages as of March 31, 2014 is $201,000.

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

5.	SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after March 31, 2014, the date of our most recent balance sheet, through the date our financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2013.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", “would”, “could”, “should”, "expect", "project", "anticipate", “estimates", “possible”, "plan", "strategy", "target", "prospect" or "continue" and other similar terms and phrases. These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A. (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2013. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013:

	2014	2013
Revenue	$26,875	$34,457
Cost of revenue	24,606	28,894
General and administrative	209,748	503,645
Selling and marketing	-	75,786
Other (expense) income:
Interest income	666	653

Net loss	$(206,813)	$(573,215)

REVENUE

Revenue decreased by approximately $8,000 to $27,000 for the three months ended March 31, 2014 compared to $34,000 for the three months ended March 31, 2013. Revenue from the LGE product line increased by $25,000 to $25,000 and High Voltage revenue decreased by $32,000 to $2,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. There was no revenue from Laser or the C-IED product line for the quarters. We have completed all work under our Government contracts and do not have any funded Government contracts for future work due to the lack of Government funding and are not investing company funds or resources to develop or enhance our technologies or systems. Although we continue to make proposals for Government contracts, we do not anticipate receiving additional Government funding in the near future and expect our revenue to remain at these reduced levels because of the significant reduction in U.S. Government spending. We currently have one agreement for the lease of our High Voltage equipment.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased from approximately $29,000 for the three months ended March 31, 2013 to $25,000 for the three months ended March 31, 2014.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $294,000 to $210,000 for the three months ended March 31, 2014 compared to $504,000 for the three months ended March 31, 2013. Salaries, wages and benefits decreased by approximately $170,000, which is reflective of our reduction in workforce; professional services decreased by approximately $107,000; depreciation and amortization decreased by $13,000; and non-cash compensation costs decreased by approximately $11,000. Offsetting these reductions in operating expenses totaling approximately $302,000 was an increase reflected from the decrease in absorption of labor and overheads of approximately $16,000 previously charged to Government contracts. Cost saving measures were initiated in 2011 and have continued, in response to the decrease in revenue and lack of Government contracts, including reductions of our workforce and reductions in other operating expenses.

SELLING AND MARKETING

Selling and marketing expenses decreased to $0 for the three months ended March 31, 2014 from $76,000 for the three months ended March 31, 2013. The decrease in sales and marketing expenses is represented by decreases in marketing expenses of $48,000 and business development expense of $28,000. There were $0 bid and proposal expenses of for both quarters ended March 31, 2014 and March 31, 2013.

RESEARCH AND DEVELOPMENT

There were no research and development expenses during the three months ended March 31, 2014 and for the three months ended March 31, 2013. This reflects our goal to limit the investment of our own resources in research and development efforts as a cost reduction measure.

INTEREST INCOME AND INTEREST EXPENSE

Net interest income for the three months ended March 31, 2014 was at the same level as compared to the three months ended March 31, 2013.

NET LOSS

Our operations for the three months ended March 31, 2014 resulted in a net loss of approximately $207,000, a decrease of approximately $366,000 compared to the $573,000 loss for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had approximately $905,000 of cash and cash equivalents, a decrease of approximately $174,000 from December 31, 2013. During the first three months of 2014 the net cash outflow from operating activities was approximately $174,000. This amount is comprised primarily of our net loss of $207,000 and a decrease in our accrued expenses and deposits of $26,000, partially offset by an increase in accounts payable of $26,000, a decrease in prepaid expenses, deposits and other assets of $25,000, depreciation and amortization of $5,000 and noncash stock based compensation of $2,000. Investing activities and financing activities reflected had no activity, resulting in net cash outflow of approximately $174,000.

The U.S. Government has significantly reduced defense spending and we do not anticipate receiving significant additional Government funding in the near future. We have completed our Government contracts and do not have any funded Government contracts for future work. We have also developed our USP laser technologies and systems for commercial markets. We have not generated meaningful sales of our commercial systems and we have one existing agreement for the lease of our High Voltage equipment. We are not investing company funds or resources to further develop and enhance our technologies and systems or market our systems other than the submission of proposals for Government contracts. As of May 7, 2014, our backlog was $0.

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

BACKLOG OF ORDERS

At May 7, 2014, we had a backlog (workload remaining on signed contracts) of $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of March 31, 2014 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended March 31, 2014, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.          EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By	/s/ Joseph C. Hayden
Joseph C. Hayden
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Date: May 13, 2014

- 12 -