Form 10-Q
period 2014-06-30
APPLIED ENERGETICS, INC.
filed 2014-08-19
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 2, 2014 there were 91,785,520 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$729,285	$1,079,336
Accounts receivable	1,875	1,875
Inventory	37,953	37,953
Prepaid expenses and deposits	47,514	97,274

Total current assets	816,627	1,216,438
Property and equipment - net	-	6,984
TOTAL ASSETS	$816,627	$1,223,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,801	$11,359
Accrued expenses - current	22,477	39,263
Accrued compensation	42,635	44,990
Total current liabilities	78,913	95,612
Accrued dividends on 6.5% series A convertible preferred stock	311,841	177,875
Total liabilities	390,754	273,487

Commitments and contingencies - See Note 9

Stockholders’ equity
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;107,172 shares issued and outstanding at June 30, 2014 and at December 31, 2013	107	107
Common stock, $.001 par value, 500,000,000 shares authorized; 91,785,520 shares issued and outstanding at June 30, 2014 and 91,735,662 shares issued and outstanding at December 31, 2013	91,785	91,736
Additional paid-in capital	79,236,839	79,234,745
Accumulated deficit	(78,902,858)	(78,376,653)
Total stockholders’ equity	425,873	949,935
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$816,627	$1,223,422

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,
	2014	2013

Revenue	$1,875	$4,263

Cost of revenue	-	6,957

Gross profit	1,875	(2,694)

Operating expenses
General and administrative	187,838	377,883
Selling and marketing	-	4,500

Total operating expenses	187,838	382,383

Operating loss	(185,963)	(385,077)

Other income
Interest income	536	2,269
Total other income	536	2,269

Net loss	(185,427)	(382,808)

Preferred stock dividends	(66,983)	(43,539)

Net loss attributable to common stockholders	$(252,410)	$(426,347)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	91,783,562	91,735,662

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended June 30,
	2014	2013

Revenue	$28,750	$38,720

Cost of revenue	24,606	35,852

Gross profit	4,144	2,868

Operating expenses
General and administrative	397,586	881,528
Selling and marketing	-	80,286

Total operating expenses	397,586	961,814

Operating loss	(393,442)	(958,946)

Other (expense) income
Interest income	1,201	2,922
Total other (expense) income	1,201	2,922

Net loss	(392,241)	(956,024)

Preferred stock dividends	(133,965)	(87,077)

Net loss attributable to common stockholders	$(526,206)	$(1,043,101)

Net loss per common share – basic and diluted	$(0.006)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	91,763,260	91,735,662

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(392,241)	$(956,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,771	36,213
Net gain equipment disposal	(6,036)	-
Non-cash stock based compensation expense	2,143	15,284
Changes in assets and liabilities:
Accounts receivable	-	45,873
Inventory	-	165
Prepaid expenses, deposits and other assets	49,760	54,117
Accounts payable	2,442	(51,146)
Accrued expenses and deposits	(19,140)	(135,002)
Net cash used in operating activities	(357,301)	(990,520)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of equipment	7,250	-
Net cash provided by investing activities	7,250	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid (preferred stock)	-	(87,077)
Net cash used in financing activities	-	(87,077)

Net decrease in cash and cash equivalents	(350,051)	(1,077,597)

Cash and cash equivalents, beginning of period	1,079,336	2,622,142

Cash and cash equivalents, end of period	$729,285	$1,544,545

Suplemental Cash Flow Information
Preferred dividends accrued and unpaid	$311,841	$28,542

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of June 30, 2014 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended June 30, 2014, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

Liquidity and Management’s Plan

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the year ended December 31, 2013, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We have experienced significant losses and negative cash flows and have an accumulated deficit in excess of $79 million as of June 30, 2014

The interim results reported in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.

Recent Developments

The U.S. Government has significantly reduced defense spending over the past few years and we do not anticipate receiving any meaningful additional Government funding in the near future. We have completed all of our Government contracts and do not have any funded Government contracts for future work. We have also developed our USP laser technologies and systems for commercial markets. We have not generated meaningful sales of our commercial systems and we have one existing agreement for the lease of our High Voltage equipment. We are not investing company funds or resources to further develop and enhance our technologies and systems or market our systems other than the submission of proposals for Government contracts. As of August 8, 2014, our backlog was $-0-. As a result of the decrease in U.S. Government funding, we have significantly reduced our workforce to a level consistent with our expected operations. We are continuing to pursue teaming opportunities with defense contractors for counter-IED, laser and Laser Guided Energy (“LGE”) projects. We were recently notified that one of our teaming partners was awarded a contract with the U.S. Army. If this partner receives a purchase order which includes our area of expertise within the electrical and laser technology fields, we could receive a sub-contract to perform work in these areas. Since we are unable to determine if we will be able to obtain any meaningful contracts or generate meaningful revenue or profitable operations in our current line of business, we are considering strategic alternatives, including mergers, the acquisition of one or more businesses or technologies, and/or the disposition of one or more of our existing businesses. Absent the award of a significant new Government contract, we do not expect to continue our current businesses for any meaningful period of time and our continuation as a going concern is dependent upon the success of our strategic efforts.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2014, the company incurred a net loss of approximately $392,000, had negative cash flows from operations of $357,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

As of June 30, 2014, the company had approximately $729,000 in cash and cash equivalents.

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

Share-Based Compensation – Employees and Directors

For the three months ended June 30, 2014 and 2013, share-based compensation expense totaled approximately $-0- and $2,000, respectively. For the six months ended June 30, 2014 and 2013, share-based compensation expense totaled approximately $2,000 and $15,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model.

During the six months ended June 30, 2014, options to purchase 217,500 shares expired and no options were granted or exercised, 7,426 restricted stock units vested and no restricted stock units were granted or forfeited; no restricted stock awards were granted or exercised or forfeited. At June 30, 2014, options to purchase 302,000 shares of common stock with an average exercise price of $0.46 per share were outstanding.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

2.	SIGNIFICANT CUSTOMERS

All of our revenues for the three-month periods ended June 30, 2014 and June 30, 2013 were derived from commercial contracts. Approximately 87% and 98% of revenue for the six-month periods ended June 30, 2014 and June 30, 2013, respectively, were generated from either the U.S. Government or contractors to the U.S. Government.

3.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months ended June 30, 2014 and 2013, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Six months ended June 30,
	2014	2013

Options to purchase common shares	302,000	960,833
Warrants to purchase common shares	-	-
Unvested restricted stock units	-	16,771
Convertible preferred stock	107,172	107,172

Total potentially dilutive securities	409,172	1,084,776

4.	DIVIDENDS

As of June 30, 2014, we had 107,172 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company’s Board of Directors did not declare the dividends due August 1, 2013, November 1, 2013, February 1, 2014, May 1, 2014 and August 1, 2014. Accordingly, the company did not pay these dividends. Accrued dividends payable as of June 30, 2014 is $312,000. Dividend arrearages as of June 30, 2014 is $268,000.

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

The company’s management has evaluated subsequent events occurring after June 30, 2014, the date of our most recent balance sheet, through the date our financial statements were issued.

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

We are not investing company funds to further develop and enhance our technologies of systems or market our systems other than the submission of proposals for Government contracts. We have completed all of our Government contracts and do not have any other funded Government contracts due to the lack of Government funding. We have not generated meaningful sales of our commercial systems and we have one existing agreement for the lease of our High Voltage equipment. We are continuing to pursue teaming opportunities with defense contractors, for counter-IED, laser and Laser Guided Energy (“LGE”) projects. We were recently notified that one of our teaming partners was awarded a contract with the US Army. If this partner received a purchase order which includes our area of expertise within the electrical equipment and laser technology fields, we could receive a sub-contract to perform work in these areas.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013:

	2014	2013
Revenue	$1,875	$4,263
Cost of revenue	-	6,957
General and administrative	187,838	377,883
Selling and marketing	-	4,500
Other (expense) income:
Interest income	536	2,269

Net loss	$(185,427)	$(382,808)

REVENUE

Revenue decreased by approximately $2,000 to $2,000 for the three months ended June 30, 2014 compared to $4,000 for the three months ended June 30, 2013. Revenue from the LGE product line decreased by $4,000 to $-0- and High Voltage revenue increased by $2,000 to $2,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. There was no revenue from Laser or the C-IED product line for the quarters. We have completed all work under our Government contracts and do not have any funded Government contracts for future work due to the lack of Government funding and are not investing company funds or resources to develop or enhance our technologies or systems. Although we continue to make proposals for Government contracts, we do not anticipate receiving additional Government funding in the near future and expect our revenue to remain at these reduced levels because of the significant reduction in U.S. Government spending. We currently have one agreement for the lease of our High Voltage equipment.

COST OF REVENUE

Cost of revenue decreased from approximately $7,000 for the three months ended June 30, 2013 to $-0- for the three months ended June 30, 2014.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $190,000 to $188,000 for the three months ended June 30, 2014 compared to $378,000 for the three months ended June 30, 2013. Salaries, wages and benefits decreased by $176,000, which is reflective of our reduction in workforce; depreciation and amortization decreased by $17,000; supplies decreased by $3,000, insurance and miscellaneous fees decreased by $3,000 and non-cash compensation costs decreased by $2,000. Offsetting these reductions in operating expenses totaling $201,000 were professional services increasing by $9,000 and an increase reflected from the decrease in absorption of labor and overheads of $4,000 previously charged to Government contracts. Cost saving measures were initiated in 2011 and have continued, in response to the decrease in revenue and lack of Government contracts, including reductions of our workforce and reductions in other operating expenses.

SELLING AND MARKETING

Selling and marketing expenses decreased to $0 for the three months ended June 30, 2014 from $5,000 for the three months ended June 30, 2013. The decrease in sales and marketing expenses represented by a decrease in business development expense of $5,000. There were $0 bid and proposal expenses of for both quarters ended June 30, 2014 and June 30, 2013.

INTEREST INCOME

Interest income for the three months ended June 30, 2014 was approximately $3,000 less than the three months ended June 30, 2013 due to our reduced interest bearing balances.

NET LOSS

Our operations for the three months ended June 30, 2014 resulted in a net loss of approximately $185,000, a decrease of approximately $197,000 compared to the $383,000 loss for the three months ended June 30, 2013.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013:

	2014	2013
Revenue	$28,750	$38,720
Cost of revenue	24,606	35,852
General and administrative	397,586	881,528
Selling and marketing	-	80,286
Other (expense) income:
Interest income	1,201	2,922

Net loss	$(392,241)	$(956,024)

REVENUE

Revenue decreased by approximately $10,000 to $29,000 for the six months ended June 30, 2014 compared to $39,000 for the six months ended June 30, 2013. Revenue from the LGE product line increased by $21,000 to $25,000 and High Voltage revenue decreased by $31,000 to $4,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. There was no revenue from Laser or the C-IED product line for the quarters. We have completed all work under our Government contracts and do not have any funded Government contracts for future work due to the lack of Government funding and are not investing company funds or resources to develop or enhance our technologies or systems. Although we continue to make proposals for Government contracts, we do not anticipate receiving additional Government funding in the near future and expect our revenue to remain at these reduced levels because of the significant reduction in U.S. Government spending. We currently have one agreement for the lease of our High Voltage equipment.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased from approximately $36,000 for the six months ended June 30, 2013 to $25,000 for the six months ended June 30, 2014.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $484,000 to $398,000 for the six months ended June 30, 2014 compared to $882,000 for the six months ended June 30, 2013. Salaries, wages and benefits decreased by $345,000, which is reflective of our reduction in workforce; professional services decreased by $99,000; depreciation and amortization decreased by $30,000, non-cash compensation costs decreased by $13,000, supplies decreased by $6,000, insurance and miscellaneous fees decreased by $6,000 and travel related expenses decreased by $3,000. Offsetting these reductions in operating expenses totaling approximately $502,000 was an increase reflected from the decrease in absorption of labor and overhead of approximately $19,000 previously charged to Government contracts.

SELLING AND MARKETING

Selling and marketing expenses decreased to $0 for the six months ended June 30, 2014 from $80,000 for the six months ended June 30, 2013. The decrease in sales and marketing expenses is represented by decreases in marketing expenses of $48,000 and business development expense of $32,000. There were $0 bid and proposal expenses of for both six-month periods ended June 30, 2014 and June 30, 2013.

INTEREST INCOME

Interest income for the six months ended June 30, 2014 was approximately $2,000 less compared to the six months ended June 30, 2013 due to our reduced interest bearing balances.

NET LOSS

Our operations for the six months ended June 30, 2014 resulted in a net loss of approximately $392,000, a decrease of approximately $564,000 compared to the $956,000 loss for the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we had approximately $729,000 of cash and cash equivalents, a decrease of approximately $350,000 from December 31, 2013. During the first six months of 2014 the net cash outflow from operating activities was approximately $357,000. This amount was comprised primarily of our net loss of $392,000 and a decrease in our accrued expenses and deposits of $19,000 as well as our gain on sale of equipment of $6,000, partially offset by a decrease in prepaid expenses, deposits and other assets of $50,000, depreciation and amortization of $6,000, an increase in accounts payable of $2,000, and noncash stock based compensation of $2,000. Investing activities reflected the proceeds from the sale of equipment of $7,000 and financing activities reflected no activity, resulting in net cash outflow of approximately $350,000.

The U.S. Government has significantly reduced defense spending and we do not anticipate receiving significant additional Government funding in the near future. We have completed our Government contracts and do not have any funded Government contracts for future work. We have also developed our USP laser technologies and systems for commercial markets. We have not generated meaningful sales of our commercial systems and we have one existing agreement for the lease of our High Voltage equipment. We are not investing company funds or resources to further develop and enhance our technologies and systems or market our systems other than the submission of proposals for Government contracts. As of August 7, 2014, our backlog was $0.

As a result of the decrease in U.S. Government funding, beginning in 2011 we have significantly reduced our workforce to a level consistent with our operations.

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

BACKLOG OF ORDERS

At August 7, 2014, we had a backlog (workload remaining on signed contracts) of $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of June 30, 2014 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended June 30, 2014, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 18, 2014

-13-