Form 10-Q/A
period 2014-03-31
APPLIED ENERGETICS, INC.
filed 2014-09-18
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q/A

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$905,071	$1,079,336
Accounts receivable	1,875	1,875
Inventory	37,953	37,953
Prepaid expenses and deposits	71,839	97,274
Total current assets	1,016,738	1,216,438
Property held for sale - net	-	-
Property and equipment - net	2,309	6,984
TOTAL ASSETS	$1,019,047	$1,223,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,313	$11,359
Accrued expenses - current	21,916	39,263
Accrued compensation	36,678	44,990
Total current liabilities	95,907	95,612
Accrued dividends on 6.5% series A convertible preferred stock	244,858	177,875
Total liabilities	340,765	273,487

Commitments and contingencies - See Note 9

Stockholders’ equity
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;107,172 shares issued and outstanding at March 31, 2014 and at December 31, 2013	107	107
Common stock, $.001 par value, 500,000,000 shares authorized; 91,778,095 shares issued and outstanding at March 31, 2014 and 91,735,662 shares issued and outstanding at December 31, 2013	91,778	91,736
Additional paid-in capital	79,236,846	79,234,745
Accumulated deficit	(78,650,449)	(78,376,653)
Total stockholders’ equity	678,282	949,935
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,019,047	$1,223,422

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2014	2013

Revenue	$26,875	$34,457

Cost of revenue	24,606	28,894

Gross profit	2,269	5,563

Operating expenses
General and administrative	209,748	503,645
Selling and marketing	-	75,786

Total operating expenses	209,748	579,431

Operating loss	(207,479)	(573,868)

Other income
Interest income	666	653
Total other income	666	653

Net loss	(206,813)	(573,215)

Preferred stock dividends	(66,983)	(43,539)

Net loss attributable to common stockholders	$(273,796)	$(616,754)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	91,742,736	91,735,662

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

Liquidity and Management’s Plan

These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the year ended December 31, 2013, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We have experienced significant losses and negative cash flows and have an accumulated deficit in excess of $78 million as of March 31, 2014

The interim results reported in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2014, the company incurred a net loss of approximately $207,000, had negative cash flows from operations of $174,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of March 31, 2014, the company had approximately $905,000 in cash and cash equivalents.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

USE OF ESTIMATES

The preparation of interim unaudited condensed consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other estimates that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future, as more information becomes known which could materially impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, estimating costs at completion on a contract, the valuation of inventory, carrying amount of long-lived assets, expected forfeiture rate on stock-based compensation and measurements of income tax assets and liabilities.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The filing of this form 10-Q/A is to indicate that these statements have now been reviewed by an Independent Registered Public Accounting Firm.

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

PART II – OTHER INFORMATION

ITEM 6.          EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
15.1	Letter regarding unaudited interim financial information
23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By	/s/ Joseph C. Hayden
Joseph C. Hayden
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Date: September 18, 2014

- 12 -