Form 10-Q
period 2014-09-30
APPLIED ENERGETICS, INC.
filed 2014-11-14
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 2, 2014 there were 91,785,520 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$531,691	$1,079,336
Accounts receivable	1,875	1,875
Inventory	37,953	37,953
Prepaid expenses and deposits	23,189	97,274

Total current assets	594,708	1,216,438
Property and equipment - net	-	6,984
TOTAL ASSETS	$594,708	$1,223,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,251	$11,359
Accrued expenses - current	6,342	39,263
Accrued compensation	39,292	44,990
Total current liabilities	54,885	95,612
Accrued dividends on 6.5% series A convertible preferred stock	378,823	177,875
Total liabilities	433,708	273,487

Commitments and contingencies - See Note 9

Stockholders’ equity
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;107,172 shares issued and outstanding at September 30, 2014 and at December 31, 2013	107	107
Common stock, $.001 par value, 500,000,000 shares authorized; 91,785,520 shares issued and outstanding at September 30, 2014 and 91,735,662 shares issued and outstanding at December 31, 2013	91,785	91,736
Additional paid-in capital	79,236,839	79,234,745
Accumulated deficit	(79,167,731)	(78,376,653)
Total stockholders’ equity	161,000	949,935
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$594,708	$1,223,422

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,
	2014	2013

Revenue	$1,875	$2,091

Cost of revenue	-	-

Gross profit	1,875	2,091

Operating expenses
General and administrative	200,179	262,538
Selling and marketing	-	-

Total operating expenses	200,179	262,538

Operating loss	(198,304)	(260,447)

Other income
Interest income	414	1,044
Total other income	414	1,044

Net loss	(197,890)	(259,403)

Preferred stock dividends	(66,983)	(82,351)

Net loss attributable to common stockholders	$(264,873)	$(341,754)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	91,785,520	91,735,662

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended September 30,
	2014	2013

Revenue	$30,625	$40,811

Cost of revenue	24,606	35,852

Gross profit	6,019	4,959

Operating expenses
General and administrative	597,765	1,144,067
Selling and marketing	-	80,286

Total operating expenses	597,765	1,224,353

Operating loss	(591,746)	(1,219,394)

Other (expense) income
Interest income	1,616	3,967
Total other (expense) income	1,616	3,967

Net loss	(590,130)	(1,215,427)

Preferred stock dividends	(200,948)	(169,429)

Net loss attributable to common stockholders	$(791,078)	$(1,384,856)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	91,770,763	91,735,662

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(590,130)	$(1,215,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,770	46,974
Net gain equipment disposal	(7,736)	(1,200)
Non-cash stock based compensation expense	2,143	17,771
Changes in assets and liabilities:
Accounts receivable	-	45,874
Inventory	-	165
Prepaid expenses, deposits and other assets	74,085	75,568
Accounts payable	(2,108)	(36,922)
Accrued expenses and deposits	(38,618)	(146,727)
Net cash used in operating activities	(556,594)	(1,213,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of equipment	8,949	1,200
Net cash provided by investing activities	8,949	1,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid (preferred stock)	-	(87,077)
Net cash used in financing activities	-	(87,077)

Net decrease in cash and cash equivalents	(547,645)	(1,299,801)

Cash and cash equivalents, beginning of period	1,079,336	2,622,142

Cash and cash equivalents, end of period	$531,691	$1,322,341

Suplemental Cash Flow Information
Preferred dividends accrued and unpaid	$378,823	$82,352

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of September 30, 2014 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and nine-month periods ended September 30, 2014, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

Liquidity and Management’s Plan

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the year ended December 31, 2013, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We have experienced significant losses and negative cash flows and have an accumulated deficit in excess of $79 million as of September 30, 2014

The interim results reported in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.

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

The company’s Board of Directors determined that as of October 3, 2014, the company would suspend its current business activities. As a result, the company considers itself to be a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The company will not incur any material costs associated with the suspension of its activities. As of November 8, 2014, our backlog was $-0-. We have ceased our operations and the board has suspended payment of director fees and all employees are be employed part-time and paid on an hourly basis to preserve cash.

The company is continuing to consider strategic alternatives, including mergers, the acquisitions of one or more business or technologies and/or the disposition of one or more of our existing business.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2014, the company incurred a net loss of approximately $590,000, had negative cash flows from operations of $557,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

As of September 30, 2014, the company had approximately $532,000 in cash and cash equivalents.

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

Share-Based Compensation – Employees and Directors

For the three months ended September 30, 2014 and 2013, share-based compensation expense totaled approximately $-0- and $2,000, respectively. For the nine months ended September 30, 2014 and 2013, share-based compensation expense totaled approximately $2,000 and $18,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model.

During the nine months ended September 30, 2014, options to purchase 417,500 shares expired and no options were granted or exercised, 7,426 restricted stock units vested and no restricted stock units were granted or forfeited; no restricted stock awards were granted or exercised or forfeited. At September 30, 2014, options to purchase 102,000 shares of common stock with an average exercise price of $0.57 per share were outstanding.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

2.	SIGNIFICANT CUSTOMERS

All of our revenues for the three-month periods ended September 30, 2014 and September 30, 2013 were derived from commercial contracts. Approximately 82% and 65% of revenue for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively, were generated from either the U.S. Government or contractors to the U.S. Government.

3.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the nine months ended September 30, 2014 and 2013, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Nine months ended September 30,
	2014	2013
Options to purchase common shares	102,000	660,833
Unvested restricted stock units	-	16,771
Convertible preferred stock	107,172	107,172

Total potentially dilutive securities	209,172	784,776

4.	DIVIDENDS

As of September 30, 2014, we had 107,172 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company’s Board of Directors did not declare the dividends due August 1, 2013, November 1, 2013, February 1, 2014, May 1, 2014, August 1, 2014 and November 1, 2014. Accordingly, the company did not pay these dividends. Accrued dividends payable as of September 30, 2014 is $379,000. Dividend arrearages as of September 30, 2014 is $335,000.

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

The company’s Board of Directors determined that as of October 3, 2014, the company would suspend its current business activities. As a result, the company considers itself to be a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The company will not incur any material costs associated with the suspension of its activities. We have ceased our operations and the board has suspended payment of director fees and all employees are be employed part-time and paid on an hourly basis to preserve cash.

The company is continuing to consider strategic alternatives, including mergers, the acquisitions of one or more business or technologies and/or the disposition of one or more of our existing business.

In the future, we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;
(ii)	Rent, insurance, consulting fees; and
(iii)	Investigating and/or consummating acquisitions and/or or dispositions.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013:

	2014	2013
Revenue	$1,875	$2,091
General and administrative	200,179	262,538
Other (expense) income:
Interest income	414	1,044

Net loss	$(197,890)	$(259,403)

REVENUE

Revenue remained level at approximately $2,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Revenue for both quarters was predominantly from the High Voltage area. There was no revenue from the LGE product line, Laser or the C-IED product line for the quarters. We have completed all work under our Government contracts and do not have any funded Government contracts for future work due to the lack of Government funding and are not investing company funds or resources to develop or enhance our technologies or systems. We currently have one agreement for the lease of our High Voltage equipment.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $62,000 to $200,000 for the three months ended September 30, 2014 compared to $262,000 for the three months ended September 30, 2013. Salaries, wages and benefits decreased by $44,000, which is reflective of our reduction in workforce; depreciation and amortization decreased by $11,000; building expenses and supplies decreased by $11,000, miscellaneous expenses decreased $3,000 reflecting the sale of excess supplies and non-cash compensation costs decreased by $2,000. Partially offsetting these reductions in operating expenses totaling $71,000 were insurance and miscellaneous fees increased by $6,000 and professional services increasing by $3,000. Cost saving measures were initiated in 2011 and have continued, in response to the decrease in revenue and lack of Government contracts, including reductions of our workforce and reductions in other operating expenses.

SELLING AND MARKETING

Selling and marketing expenses were $0 for the three months ended September 30, 2014 and for the three months ended September 30, 2013.

INTEREST INCOME

Interest income for the three months ended September 30, 2014 was approximately $1,000 less than the three months ended September 30, 2013 due to our reduced interest bearing balances.

NET LOSS

Our operations for the three months ended September 30, 2014 resulted in a net loss of approximately $198,000, a decrease of approximately $62,000 compared to the $259,000 loss for the three months ended September 30, 2013.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013:

	2014	2013
Revenue	$30,625	$40,811
Cost of revenue	24,606	35,852
General and administrative	597,765	1,144,067
Selling and marketing	-	80,286
Other (expense) income:
Interest income	1,616	3,967

Net loss	$(590,130)	$(1,215,427)

REVENUE

Revenue decreased by approximately $10,000 to $31,000 for the nine months ended September 30, 2014 compared to $41,000 for the nine months ended September 30, 2013. Revenue from the LGE product line increased by $21,000 to $25,000 and High Voltage revenue decreased by $31,000 to $6,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. There was no revenue from Laser or the C-IED product line for the quarters. We have completed all work under our Government contracts and do not have any funded Government contracts for future work due to the lack of Government funding and are not investing company funds or resources to develop or enhance our technologies or systems. Although we continue to make proposals for Government contracts, we do not anticipate receiving additional Government funding in the near future and expect our revenue to remain at these reduced levels because of the significant reduction in U.S. Government spending. We currently have one agreement for the lease of our High Voltage equipment.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased from approximately $36,000 for the nine months ended September 30, 2013 to $25,000 for the nine months ended September 30, 2014.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $546,000 to $598,000 for the nine months ended September 30, 2014 compared to $1.1 million for the nine months ended September 30, 2013. Salaries, wages and benefits decreased by $389,000, which is reflective of our reduction in workforce; professional services decreased by $95,000; depreciation and amortization decreased by $41,000, non-cash compensation costs decreased by $16,000, miscellaneous expense decreased $6,000 reflecting the sale of excess supplies, building expenses and supplies decreased by $14,000 and travel related expenses decreased by $3,000. Offsetting these reductions in operating expenses totaling approximately $565,000 was an increase reflected from the decrease in absorption of labor and overhead of approximately $19,000 previously charged to Government contracts.

SELLING AND MARKETING

Selling and marketing expenses decreased to $0 for the nine months ended September 30, 2014 from $80,000 for the nine months ended September 30, 2013. The decrease in sales and marketing expenses is represented by decreases in marketing expenses of $48,000 and business development expense of $32,000. There were $0 bid and proposal expenses of for both nine-month periods ended September 30, 2014 and September 30, 2013.

INTEREST INCOME

Interest income for the nine months ended September 30, 2014 was approximately $2,000 less compared to the nine months ended September 30, 2013 due to our reduced interest bearing balances.

NET LOSS

Our operations for the nine months ended September 30, 2014 resulted in a net loss of approximately $590,000, a decrease of approximately $625,000 compared to the $1.2 million loss for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had approximately $532,000 of cash and cash equivalents, a decrease of approximately $548,000 from December 31, 2013. During the first nine months of 2014 the net cash outflow from operating activities was approximately $557,000. This amount was comprised primarily of our net loss of $590,000 and a decrease in our accrued expenses and deposits of $39,000 as well as our gain on sale of equipment of $8,000 and a decrease in accounts payable of $2,000, partially offset by a decrease in prepaid expenses, deposits and other assets of $74,000, depreciation and amortization of $6,000 and noncash stock based compensation of $2,000. Investing activities reflected the proceeds from the sale of equipment of $9,000 and financing activities reflected no activity, resulting in net cash outflow of approximately $548,000.

The company’s Board of Directors determined that as of October 3, 2014, the company would suspend its current business activities. As a result, the company considers itself to be a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The company will not incur any material costs associated with the suspension of its activities.

The company is continuing to consider strategic alternatives, including mergers, the acquisitions of one or more business or technologies and/or the disposition of one or more of our existing business.

As a result of the decrease in U.S. Government funding, we have ceased our operations and the board has suspended payment of director fees and all employees are be employed part-time and paid on an hourly basis to preserve cash.

The U.S. Government has significantly reduced defense spending and we do not anticipate receiving significant additional Government funding in the near future. We have completed our Government contracts and do not have any funded Government contracts for future work. We have also developed our USP laser technologies and systems for commercial markets. We have not generated meaningful sales of our commercial systems and we have one existing agreement for the lease of our High Voltage equipment. We are not investing company funds or resources to further develop and enhance our technologies and systems or market our systems other than the submission of proposals for Government contracts. As of November 8, 2014, our backlog was $0.

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

BACKLOG OF ORDERS

At November 8, 2014, we had a backlog (workload remaining on signed contracts) of $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of September 30, 2014 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended September 30, 2014, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS.

WE MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN OUR REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES

We have no meaningful revenues and are dependent on our cash on hand to fund the costs associated with the reporting obligations under the Securities Exchange Act of 1934, as amended, and other administrative costs associated with our corporate existence. For the nine months ended September 30, 2014 and years ended December 31, 2013 and 2012, we incurred a net loss of $590,130, $1,417,420 and $3,503,477, respectively. General and administrative expenses include salaries, accounting fees other professional fees and other miscellaneous expenses. We may not generate any revenues unless and until the commencement of business operations. In the event that our available funds prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

RELIANCE UPON ONE OFFICER, LIMITED TIME TO DEVOTE TO COMPANY BUSINESS.

Joseph Hayden, our sole officer is compensated on an hourly basis, devotes limited time to our affairs and may become engaged in activities outside the operation of the Company. If Mr. Hayden were to cease offering his services while he is the sole officer, it is possible that we would cease to maintain our filings under the Exchange Act although we would continue to be obligated to do so. While he has experience operating our previous business, he has almost no experience in acquisition or merger activities.

MANAGEMENT HAS BROAD DISCRETION OVER THE SELECTION OF OUR PROSPECTIVE BUSINESS

Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business. The business decisions made by our management may not be successful.

STOCKHOLDERS WILL NOT RECEIVE DISCLOSURE OR INFORMATION REGARDING A PROSPECTIVE BUSINESS

As of the date of this annual report, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. Management is not required to and will not provide stockholders with disclosure or information regarding prospective business opportunities. Moreover, a prospective business opportunity may not result in a benefit to stockholders or prove to be more favorable to stockholders than any other investment that may be made by shareholders and investors.

WE HAVE NOT SPECIFIED AN INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES AND ACCORDINGLY RISKS ASSOCIATED WITH A SPECIFIC BUSINESS CANNOT BE ASCERTAINED

There is no basis for stockholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. A high level of risk frequently characterizes certain industries that experience rapid growth, including internet companies. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

THERE ARE MANY BLANK CHECK COMPANIES FOR WHICH WE WILL COMPETE TO ATTRACT BUSINESS OPPORTUNITIES

We expect to encounter intense competition from other entities seeking to pursue new business opportunities. Many of these entities are well-established and have extensive experience in identifying new prospective business opportunities. Many of these competitors possess greater financial, technical, human and other resources than we do. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

RESTRICTIONS ON THE RELIANCE OF RULE 144 BY SHELL COMPANIES OR FORMER SHELL COMPANIES

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed

WE MOST LIKELY WILL ISSUE ADDITIONAL SECURITIES IN CONJUNCTION WITH A BUSINESS OPPORTUNITY WHICH WILL RESULT IN A DILUTION OF PRESENT STOCKHOLDER OWNERSHIP

Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock. As of September 30, 2014, we have 91,785,520 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our company is expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

Date: November 14, 2014

-16-