Form 10-K
period 2014-12-31
APPLIED ENERGETICS, INC.
filed 2015-04-14
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2014 (the last day of the registrant’s most recently completed second quarter) was approximately $1,722,000.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of April 6, 2015 was 91,785,520.

APPLIED ENERGETICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

The company is a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As of October 3, 2014, the company suspended its previous business activities.

Prior to October 3, 2014, the company engaged in the design, development and manufacture of applied energy systems for military and commercial applications and Ultra Short Pulse lasers and high voltage lasers for commercial applications. This technology is currently available to potential users.

The U.S. Government has significantly reduced defense spending over the past few years and we do not anticipate receiving any meaningful additional Government funding in the near future. We have completed all of our Government contracts and do not have any funded Government contracts for future work. We have also developed our USP laser technologies and systems for commercial markets.

The company is continuing to consider strategic alternatives, including mergers, the acquisitions of one or more business or technologies and/or the disposition of one or more of our technologies or our previous business.

Employees

As of March 31, 2015, we had no employees, and we retain three consultants who are paid on an hourly basis.

ITEM 1A. RISK FACTORS

Future results of operations of Applied Energetics involve a number of known and unknown risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to those risks set forth below:

Risk Related to Our Company

We are exploring strategic alternatives which may change the nature of our business.

Because of the lack of government funding have received, we have significantly reduced our work force and are seeking strategic alternatives. As a result, we may acquire one or more businesses or technologies which may or may not be related to our existing businesses and may dispose of one or more of our technologies or our existing businesses. As a result, the nature of our business may change and such change may occur without stockholder approval.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses from operations and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in Government contract activity raise substantial doubt about our ability to continue as a going concern.

Risk Related to Our Previous Business Activities

We may be unable to adequately protect our intellectual property rights, which could affect our ability to sustain the value of such assets.

We may seek to sell all or a portion of our intellectual property. Protecting our intellectual property rights is critical to our ability to maintain the value of our intellectual property. We hold a number of United States patents and patent applications, as well as trademark, and registrations which are necessary and contribute significantly to the preservation of our competitive position in the market. There can be no assurance that any of these patents or future patent applications and other intellectual property will not be challenged, invalidated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. While we have entered into confidentiality and invention assignment agreements with our employees, and entered into nondisclosure agreements with suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies. Based on our current financial condition, we may not have the funds available to enforce and protect our intellectual properties.

We may face claims of infringement of proprietary rights.

There is a risk that a third party may claim our products and technologies infringe on their proprietary rights. Whether or not our products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against us and we could incur significant expense in defending them. If any claims or actions are asserted against us, we may not have the funds necessary to defend against such claims. Our failure to do so could adversely affect the value of our intellectual property.

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

As of April 6, 2015, we had outstanding approximately 92 million shares of common stock. A substantial portion of our shares are currently freely trading without restriction under the Securities Act of 1933, having been held by their holders for over one year and are eligible for sale under Rule 144(k) of the Securities Act

Provisions of our corporate charter documents could delay or prevent change of control.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of "blank check" preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors. The designation of preferred stock in the future, the classification of our Board of Directors, its three classes and the rights agreement could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. Moreover, the holders of our outstanding Series A Preferred Stock have a right to put their shares to the company for an amount equal to the liquidation preference of approximately $2.7 million plus unpaid dividends (approximately $402,000 as of December 31, 2014), in the event of a change of control. Such right could hinder our ability to sell our assets or merge with another company.

The redemption and dividend provisions of our outstanding preferred stock are onerous due to our current financial condition.

As of December 31, 2014, the liquidation preference of our outstanding preferred stock plus unpaid dividends thereon was approximately $3.1 million which represents approximately 738% of our total assets. If an event occurs that would require us to redeem the preferred stock, we may not have the required cash to do so.

In addition, our annual dividend payment on the preferred stock is approximately $268,000, which will further deplete our cash or significantly dilute our common stockholders if we pay the dividend in shares of common stock. We have not made the last three quarterly payments in 2013 nor any in 2014 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure no longer continues. Dividends in arrears as of February 28, 2015 was approximately $469,000. These terms may also make it more difficult for us to sell equity securities or complete an acquisition.

We may require additional financing to maintain our reporting requirements and administrative expenses

We have no meaningful revenues and are dependent on our cash on hand to fund the costs associated with the reporting obligations under the Securities Exchange Act of 1934, as amended, and other administrative costs associated with our corporate existence. For the years ended December 31, 2014, 2013 and 2012, we incurred net losses of $718,826, $1,417,420 and $3,503,477, respectively. General and administrative expenses include salaries, accounting fees other professional fees and other miscellaneous expenses. We do not expect to generate any revenues unless and until the commencement of business operations. In the event that our available funds prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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

Stockholders may not receive disclosure or information regarding a prospective business

As of the date of this annual report, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. Management is not required to and may not provide stockholders with disclosure or information regarding prospective business opportunities. Moreover, a prospective business opportunity may not result in a benefit to stockholders or prove to be more favorable to stockholders than any other investment that may be made by shareholders and investors.

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

We are deemed a “Shell Company” as such we are subject to additional reporting and disclosure requirements that may affect our short-term prospects to implement our business plan and could result in a loss of your entire investment.

Shell companies are prohibited from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to registration statements. Additionally, the rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. We must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of a transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.

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

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed

We most likely will issue additional securities in conjunction with a business opportunity which will result in a dilution of present stockholder ownership

Our certificate of incorporation authorizes the issuance of 125,000,000 shares of common stock. As of December 31, 2014, we have 91,785,520 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our company is expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In March, 2015, we have a month-to-month agreement to lease approximately 4,000 square feet of office, manufacturing and storage space in Tucson, Arizona.

Our aggregate rent expense, including common area maintenance costs, was approximately $37,000 and $48,000 for 2014 and 2013, respectively.

We believe our facilities are adequate for our currently expected level of operations.

See Note 9 to our 2014 Consolidated Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2014.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be involved in legal proceedings arising from the normal course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market price per share

Our common stock is currently quoted for trading on the Over the Counter Bulletin Boards and the OTC Markets, trading under the symbol “AERG.OB”. The following table sets forth information as to the price range of our common stock for the period January 1, 2012 through February 23, 2015. No dividends on common stock were declared for these periods.

Quarterly Periods	High	Low
2013
First	0.05	0.02
Second	0.05	0.02
Third	0.03	0.01
Fourth	0.02	0.01
2014
First	0.05	0.01
Second	0.03	0.01
Third	0.03	0.01
Fourth	0.02	>0.01
2015 (Thru February 23, 2015)
First	0.01	>0.01

Holders of Record

As of March 18, 2015, there were approximately 392 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

There were no unregistered sales of securities in 2014.

Dividends

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock. We paid dividends via the issuance shares of Common Stock on our 6.5% Series A Convertible Preferred Stock in 2011. We paid cash dividends on our 6.5% Series A Convertible Preferred Stock in 2012 and February and May 2013. The company did not pay the dividends due August 1, 2013; November 1, 2013; February 1, 2014; May 1, 2014; August 1, 2014; November 1, 2014 and February 1, 2015. Dividend arrearages as of December 31, 2014 and February 28, 2015 were approximately $402,000, and $469,000, respectively.

Equity Compensation Plan Information

See Item 12.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management discussion and analysis (“MD&A”) together with the risk factors set forth in Item 1A and with our audited Consolidated Financial Statements and Notes thereto included elsewhere herein.

Overview

The company is a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As of October 3, 2014, the company suspended its previous business activities.

Prior to October 3, 2014, the company engaged in the design, development and manufacture of applied energy systems for military and commercial applications and Ultra Short Pulse lasers and high voltage lasers for commercial applications.

The U.S. Government has significantly reduced defense spending over the past few years and we do not anticipate receiving any meaningful additional Government funding in the near future. We have completed all of our Government contracts and do not have any funded Government contracts for future work. We have also developed our USP laser technologies and systems for commercial markets.

The company is continuing to consider strategic alternatives, including mergers, the acquisitions of one or more business or technologies and/or the disposition of one or more of our previous business.

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

Results of Operations

Our consolidated financial information for the years ending December 31, 2014, and 2013 is as follows:

	2014	2013
Revenue	$30,625	$42,686
Cost of revenue	(24,606)	(35,852)
General and administrative	(726,718)	(1,391,590)
Selling and marketing	-	(37,511)
Interest income	1,873	4,847
Loss before provision for income taxes	(718,826)	(1,417,420)
Provision (benefit) for income taxes	-	-
Net loss	$(718,826)	$(1,417,420)

Revenue

Revenue decreased by approximately $12,000 to $31,000 for the year ended December 31, 2014 compared to $43,000 for the year ended December 31, 2013. Revenue from the LGE product line increased by $21,000 to $25,000 and High Voltage revenue decreased by $33,000 to $6,000 for the year ended December 31, 2014 compared to the year ended December 31, 2013. We have completed all work under our Government contracts and do not have any funded Government contracts for future work due to the lack of Government funding and are not investing company funds or resources to develop or enhance our technologies or systems. We no longer have an agreement for the lease of our High Voltage equipment.

Cost of Revenue

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased by approximately $11,000 for the year ended December 31, 2014 compared to 2013. The decrease in cost of revenue is directly tied to the decrease in sales activity of approximately 28%. Cost of revenue as a percentage of revenue decreased to 80% from 84% last year.

General and Administrative

General and administrative expenses decreased approximately $665,000 to $727,000 for the year ended December 31, 2014 compared to $1.4 million for the year ended December 31, 2013. Salaries, wages and benefits decreased by approximately $438,000, which is reflective of our reduction in workforce; professional services decreased by approximately $215,000; depreciation and amortization decreased by $35,000; non-cash compensation costs decreased by approximately $14,000; travel related expenses decreased by $6,000; and insurance & miscellaneous fees decreased by $5,000. Offsetting these reductions in operating expenses totaling approximately $715,000 was a decrease in absorption of labor and overheads of approximately $21,000 previously charged to Government contracts; supplies and building related expenses increased by approximately $17,000; and miscellaneous expense increased by $15,000 reflective of gains on the sales of fixed assets in 2013. Cost saving measures were initiated in 2011 and have continued, in response to the decrease in revenue and lack of Government contracts, including reductions of our workforce and reductions in other operating expenses.

At December 31, 2014, there were no unrecognized compensation costs related to unvested restricted stock awards.

Selling and Marketing

Selling and marketing expenses decreased by approximately $38,000 for the year ended December 31, 2014 compared to 2013. The decrease was mostly due to the cessation of our bid and proposal activity in 2013.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense. Net interest income for 2014 was lower by approximately $3,000 from 2013 primarily due to interest income on our bank deposits.

Net Loss

Our operations in 2014 resulted in a net loss of approximately $719,000, a decrease of approximately $699,000 compared to the approximately $1.4 million net loss for 2013. Our net loss attributable to common stockholders per common share – basic and diluted decreased from approximately ($0.02) per share to ($0.01) per share due to the decrease of net loss.

Trend Discussion

We expect there to be no revenues in 2015.

Liquidity and Capital Resources

At December 31, 2014, we had approximately $364,000 of cash and cash equivalents, a decrease of approximately $715,000 from December 31, 2013. In 2014, we used approximately $724,000 in operating activities. This amount is comprised primarily of our net loss of $719,000 and a decrease in our accrued expenses and deposits of $77,000, gain on equipment disposal of $8,000, and a decrease in accounts payable of $6,000, partially offset by a decrease in inventory of $38,000, decrease prepaid expenses and other assets of $38,000 and depreciation and amortization of $6,000. Investing activities had $9,000 proceeds from disposal of equipment, resulting in net cash outflow of approximately $715,000.

The company’s Board of Directors determined that as of October 3, 2014, the company suspended its current business activities. As a result, the company considers itself to be a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The company is not expected to incur any material costs associated with the suspension of its activities. As of March 18, 2015, our backlog was $ -0-. We have ceased our operations and the board has suspended payment of director fees and all employees are to be employed part-time and paid on an hourly basis to preserve cash.

The company is continuing to consider strategic alternatives, including mergers, the acquisitions of one or more business or technologies and/or the disposition of one or more of our existing business

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses from operations and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in Government contract activity raise substantial doubt about our ability to continue as a going concern.

Backlog

At December 31, 2014 and 2013, we had a backlog (i.e., work load remaining on signed contracts) of approximately $-0- and $25,000, respectively, to be completed within the twelve months following those dates.

Contractual Obligations:

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2014:

	Payment by Period
	Total	Less than 1 Year

Operating leases	$2,571	$2,571

Total	$2,571	$2,571

Not included in the above table are the dividends on our Series A Preferred Stock that are approximately $268,000 each year (approximately $67,000 each quarter), assuming no conversion of the outstanding shares of Series A Preferred Stock into shares of common stock.

Operating Leases

We have, in the past, operated in leased premises under operating leases. Total rent expense on premises amounted to approximately $37,000 and $48,000 for 2014 and 2013, respectively.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at an initial rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly. We have not made the last three quarterly payments in 2013 nor any in 2014 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure no longer continues. Dividends in arrears as of February 28, 2015 were $469,000.

The holders of the Series A Preferred Stock have a right to put the stock to the Company for an aggregate amount equal to the liquidation preference ($2.7 million) plus unpaid dividends of $446,000 in the event of a change in control. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. As of December 31, 2014, there were 107,172 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 9 to the Consolidated Financial Statements.

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

Our available cash balances are deposited in bank demand deposit accounts. Substantially all of our cash flows are derived from our operations within the United States and today we are not subject to market risk associated with changes in foreign exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the related notes and the Report of Independent Registered Public Accounting Firms thereon, are included in Applied Energetics’ 2014 Consolidated Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 23, 2015, in order to reduce costs, the Audit Committee of Applied Energetics, Inc. (the “Company”) engaged Liggett, Vogt & Webb, P.A. (“Liggett”) as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2014.

On March 3, 2015, the Company’s Audit Committee advised BDO USA, LLP (“BDO”) that it is dismissing BDO as the Company’s registered independent public accounting firm as a cost saving measure.

BDO’s reports on the financial statements of the Company for the fiscal years ended December 31, 2012 and 2013 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope, or accounting principles, but were modified as to uncertainty as to the Company’s ability to continue as a going concern. During the Company’s two most recent fiscal years ended December 31, 2012 and 2013 and the subsequent interim periods through March 3, 2015, there were: (i) no disagreements between the Company and BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreements in connection with its report, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The Company provided BDO a copy of the above disclosures in this Item 4.01 and requested that BDO provide the Company with a letter addressed to the Securities and Exchange Commission stating whether BDO agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K. A copy of this letter dated March 3, 2015 furnished by BDO in response to that request is filed as Exhibit 16.1 to its Form 8-K filed with the SEC on March 5, 2015.

During the Company’s two most recent fiscal years ended December 31, 2012 and 2013 and through the interim periods preceding March 3, 2015, the Company did not consult with Liggett regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and Liggett did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Our management, including our Principal Executive Officer (”PEO”)and Principal Financial Officer (“PFO”), has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, the PEO and PFO has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officers and directors:

Name	Age	Principal Position

George P. Farley	76	Principal Executive Officer, Principal Financial Officer and Director

John F. Levy	59	Independent Director

George P. Farley: George P. Farley was designated as our principal executive officer and principal financial officer on March 2, 2015. Mr. Farley, a certified public accountant, has been a member of our Board of Directors since March 2004. Mr. Farley is Chairman of our Audit Committee and also serves as a member of our Compensation Committee. Since 1999, Mr. Farley has operated a consulting practice in which he assists and advises public and private companies in complex financial transactions, on complex accounting and reporting issues and at time providing Chief Financial Officer services. Mr. Farley has been providing financial consulting services since 1999. Through 2007, Mr. Farley served as a Director and a member of the Audit Committee of iCad, Inc. He has also served as a Director and member of the Audit Committee of Preserver Insurance Company, Inc. and Acorn Holdings Corp and as a Director for Olympia Leather Company, Inc. From November 1997 to August 1999, Mr. Farley was a Chief Financial Officer of Talk.com, Inc., which provides telecommunication services. Mr. Farley was also a director of Talk.com, Inc. Mr. Farley joined BDO USA, LLP in 1962 and was a partner at BDO USA, LLP from 1972 to 1995, where he served as the managing partner of BDO’s Philadelphia Office, National Director of Mergers and Acquisition and established BDO’s valuation practice.

John F. Levy: John F. Levy has been a director of the company since June 2009. Mr. Levy serves as Chairman of our Nominating and Corporate Governance Committee and as a member of our Audit and Strategic Planning Committee. Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm that advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. Mr. Levy served as the Interim Chief Financial Officer from November 2005 to March 2006 of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007. From November 1997 to May 2005, Mr. Levy served as Chief Financial Officer of MediaBay, Inc., a NASDAQ listed company and provider of spoken word audio content. While at MediaBay, he also served for a period as its Vice Chairman. Mr. Levy is a certified public accountant with nine years of experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a director and non-executive Chairman of the Board of Applied Minerals, Inc., a natural resource and mining company and a director of China Commercial Credit, Inc., a privately held micro credit company that provides direct loans and loan guarantee services in China. Mr. Levy was formerly a director of Brightpoint, Inc., Take-Two Interactive Software, Inc., PNG Ventures, Inc. and Gilman & Ciocia, Inc. Mr. Levy has authored numerous courses including “The 21st Century Director: Legal and Ethical Responsibilities of Board Members”, a course on the ethical and legal responsibilities of board members initially presented to various state accounting societies. Mr. Levy has a B.S. degree in Economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph's University in Philadelphia.

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

Applied Energetics, Inc.

Attention: Compliance Officer

4585 South Palo Verde Road, Suite 405

Tucson, AZ 85714

Committees of the Board of Directors

Audit Committee

The Audit Committee of the Board of Directors is comprised of Messrs. Farley (Chairman) and Levy. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews the scope and results of the audit engagement with the independent public accountants, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our Board of Directors has determined that Mr. Farley is an “audit committee financial expert” as defined under Item 407 of Regulation S-K of the SEC. Refer to Item 10 above for Mr. Farley's qualifications.

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

Strategic Planning Committee

The Strategic Planning Committee is comprised of Mr. Levy. The Committee is responsible for providing oversight to establish strategic direction for the Company, develop with Company management and recommend to the Board a short and long-term strategic plan for the Company, periodically review and update the plan, investigate and review merger, acquisition, joint venture and other business combination and strategic opportunities and to provide oversight for monitoring and executing strategies.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses, for the periods presented, the compensation for the person who served as our Principal Executive Officer, our Chief Financial Officer and our Chief Operating Officer for the years ended December 31, 2014, and 2013 (the “Named Executive”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	All Other Compensation (2)	Total
Joseph C Hayden,	2014	$107,500	$-	$107,500
Former Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer	2013	$133,913	$10	$133,923

(1)	On April 12, 2013, we entered into a consulting agreement effective April 1, 2013 with SVJ Enterprises LLC (“SVJ”), an affiliate of Mr. Hayden, where Mr. Hayden served as the company’s principal executive officer, principal financial officer and principal accounting officer and SVJ was compensated at the rate of $250 per hour, up to a maximum of 10 hours per week, for Mr. Hayden’s services. Joseph C. Hayden resigned from his positions as principal executive officer, principal financial officer and principal accounting officer effective February 13, 2015.
(2)	The amounts shown in the “All Other Compensation” column are attributable the dollar value of life insurance premiums paid by us for all named executive officers. The amount reported for 2013 represents this benefit paid on Mr. Hayden’s behalf prior to entering into a contracting agreement with SVJ.

Employment Agreements for Named Executive Officers

None

Director Compensation

The following table discloses our director compensation for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
George P. Farley	$16,667	$-	$16,667
John F. Levy	$13,333	$-	$13,333
Mark J. Lister (2)	$16,667	$-	$16,667

(1)	The amounts shown in the “Stock Awards” column represent the aggregate grant date fair value in 2013 related to stock awards, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 7 to our 2014 Consolidated Financial Statements.
(2)	Effective March 2, 2015, Mr. Lister resigned as a director of the company.

As of January of 2014, the annual cash compensation for independent directors was as follows: $25,000 for Messrs. Lister and Farley and to $20,000 for Mr. Levy. Effective September 1, 2014, the directors of the company agreed to stop receiving director compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2014, none of our executive officers served on the Board of Directors or the Compensation Committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 18, 2015:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 18, 2015 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 91,785,520 shares outstanding on March 18, 2015.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)
Superius Securities Group Inc. Profit Sharing Plan	8,535,997	(2)	9.3%
Joseph C. Hayden	5,631,700	(3)	6.1%
John F. Levy	37,500		*
George P. Farley	-	(4)	*
All directors and executive officers as a group (1 person)	37,500		*

* Less than 1%

(1)	Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options held by that person that are exercisable within 60 days of the Record Date.
(2)	Based on information contained in a report on Schedule 13G filed with the SEC on October 29, 2009. The address of Superius Securities Group Inc. Profit Sharing Plan is 94 Grand Ave., Englewood, NJ 07631.
(3)	Based on information contained in a Form 4 filed with the SEC on March 1, 2011. The address of Mr. Hayden is 6525 N. Longfellow Dr., Tucson, AZ 85718
(4)	Mr. Farley denies beneficial ownership of the common shares and common shares issuable upon exercise of options he transferred to various LLCs.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	32,000	$0.51	8,343,067
Equity compensation plans not approved by security holders	-	$-	-
Total	32,000	$0.51	8,343,067

The following is a description of currently open stock option and equity plans.

The 2004 Stock Incentive Plan (“2004 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock and (4) other stock-based awards. A total of 3,000,000 shares of common stock were originally reserved for distribution pursuant to the 2004 Plan. On June 28, 2005, the stockholders approved an amendment to the 2004 Plan to (i) increase the number of shares of the company's common stock, $.001 par value, authorized for issuance under the 2004 Plan by 2,000,000 shares from 3,000,000 shares to 5,000,000 shares, and (ii) set the maximum number of shares of common stock which may be issued upon the exercise of incentive stock options at 3,000,000 shares. As of December 31, 2014, options to purchase no shares were outstanding under this plan. Additionally, as of December 31, 2014, there were no unvested restricted stock units outstanding under this plan. As of April 29, 2014, the tenth anniversary of the 2004 Plan’s effective date, awards can no longer be made from this plan.

The 2007 Stock Incentive Plan (“2007 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based awards. A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan. The five-year limitation period ended September 10, 2012. As of December 31, 2013, options to purchase 32,000 shares were outstanding under this plan. As of December 31, 2014, no restricted stock grants remain outstanding under the plan. As of December 31, 2014, approximately 8.3 million shares were available for grant from this plan.

We have, from time to time, also granted non-plan options and other equity-based awards to certain officers, directors, employees and consultants. No inducement grants as defined were made during 2014, nor are any outstanding from previous years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to the company by its independent registered Public Accounting firm, Liggett, Vogt & Webb P.A. for professional services rendered for the year ended December 31, 2014.

2014
Audit Fees	$8,500
Tax Fees	-

$8,500

The following is a summary of the fees billed to the company by BDO USA, LLP for professional services rendered for the years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees	$44,074	$67,029
Tax Fees	$3,000	$15,000

Fees for audit services include fees associated with the annual audit of the company and its subsidiaries, the review of our quarterly reports on Form 10-Q. Tax fees include tax compliance, tax advice, research and development credits and tax planning related to federal and state tax matters.

Pre-Approval Policies and Procedures

Consistent with the SEC requirements regarding auditor independence, our Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. Under the policy, the Audit Committee must approve non-audit services prior to the commencement of the specified service. Our independent registered public accounting firm, Liggett, Vogt & Webb P.A., have verified to our Audit Committee that they have not performed, and will not perform any prohibited non-audit service.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this report:

(a) (1)	The Consolidated Financial Statements of Applied Energetics, Inc. are filed as part of this report on page F-1 following the signatures.

Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Amended and Restated Plan and Agreement of Merger entered into as of March 17, 2004, by and among U.S. Home & Garden, Inc. (“USHG”), Ionatron Acquisition Corp., a wholly-owned subsidiary of USHG, Robert Kassel (for purposes of Sections 5.9, 6.2(d), 6.2(j), 9.4 and 10.10 only), Fred Heiden (for purposes of Section 9.4 only), and Ionatron, Inc. and Robert Howard, Stephen W. McCahon, Thomas C. Dearmin and Joseph C. Hayden (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on March 24, 2004).
3.1	Certificate of Incorporation, as amended, (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-KSB for the fiscal year ended June 30, 1995).
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on April 29, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).
3.3	Certificate of Elimination of the 10% Series A Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).
3.4	Certificate of Designation of the 6.5% Series A Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s 8-K filed with the SEC on October 28, 2005).
3.5	Certificate of Ownership and Merger of Applied Energetics, Inc. into Ionatron, Inc. (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on February 20, 2008).
3.6	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the Quarter ended June 30, 2007.
3.7	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 10, 2007.

4.1	Form of certificate evidencing Common Stock, $.001 par value, of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-38483)).

10.1	2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on May 25, 2005).
10.2	2007 Stock Incentive Plan (as amended) (incorporated by reference to the comparable exhibit filed with the Registrant's Form 10-K for the year ended December 31, 2007).
10.3	Applied Energetics, Inc. consulting agreement with SVJ Enterprises LLC effective April 1, 2013 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on April 17, 2013)
21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)
23.1	Consent of Liggett, Vogt & Webb, P.A.
23.2	Consent of BDO USA, LLP
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Compensation Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2010)
99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009)
99.3	Audit Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of April 2015.

APPLIED ENERGETICS, INC.

By	/s/ George P Farley
George P Farley
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 10th day of April, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ John F. Levy	Director
John F. Levy

/s/ George P. Farley	Director
George P. Farley

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and shareholders

Applied Energetics, Inc.

We have audited the accompanying consolidated balance sheet of Applied Energetics, Inc. (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Applied Energetics, Inc. will continue as a going concern.  As more fully described in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Liggett, Vogt & Webb, P.A.

Liggett, Vogt & Webb, P.A.

Certified Public Accountants

New York, New York

April 10, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Applied Energetics, Inc.

Tucson, Arizona

We have audited the accompanying consolidated balance sheet of Applied Energetics, Inc. as of December 31, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Energetics, Inc. at December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

Phoenix, Arizona

April 14, 2015

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013

Revenue	$30,625	$42,686
Cost of revenue	24,606	35,852

Gross profit	6,019	6,834

Operating expenses:
General and administrative	726,718	1,391,590
Selling and marketing	-	37,511

Total operating expenses	726,718	1,429,101

Operating loss	(720,699)	(1,422,267)

Other income
Interest income	1,873	4,847
Total other income	1,873	4,847

Loss before provision for income taxes	(718,826)	(1,417,420)

Provision for income taxes	-	-

Net loss	(718,826)	(1,417,420)

Preferred stock dividends	(267,930)	(236,411)

Net loss attributable to common stockholders	$(986,756)	$(1,653,831)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	91,761,915	91,735,662

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$364,232	$1,079,336
Accounts receivable	-	1,875
Inventory - net	-	37,953
Prepaid expenses	59,305	97,274
Total current assets	423,537	1,216,438
Property and equipment - net	-	6,984
TOTAL ASSETS	$423,537	$1,223,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,967	$11,359
Accrued expenses	386,265	217,138
Accrued compensation	-	44,990
Total current liabilities	391,232	273,487

Total liabilities	391,232	273,487

Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 107,172 shares issued and outstanding at December 31, 2014 and 2013 (Liquidation preference $2,679,300)	107	107
Common stock, $.001 par value, 125,000,000 shares authorized; 91,785,520 shares issued and outstanding at December 31, 2014 and 91,735,662 shares issued and outstanding at December 31, 2013	91,785	91,736
Additional paid-in capital	79,236,839	79,234,745
Accumulated deficit	(79,296,426)	(78,376,653)
Total stockholders’ equity	32,305	949,935
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$423,537	$1,223,422

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2012	107,172	$107	91,735,662	$91,736	$79,218,301	$(76,722,822)	$2,587,322

Sale of common stock	-	-	-	-	14	-	14
Stock-based compensation expense	-	-	-	-	16,430	-	16,430
Preferred stock dividends	-	-	-	-	-	(236,411)	(236,411)
Net loss for the year ended December 31, 2013	-	-	-	-	-	(1,417,420)	(1,417,420)
Balance as of December 31, 2013	107,172	$107	91,735,662	$91,736	$79,234,745	$(78,376,653)	$949,935

Stock-based compensation expense	-	-	49,858	49	2,094	-	2,143
Preferred stock dividends	-	-	-	-	-	(200,947)	(200,947)
Net loss for the year ended December 31, 2014	-	-	-	-	-	(718,826)	(718,826)
Balance as of December 31, 2014	107,172	$107	91,785,520	$91,785	$79,236,839	$(79,296,426)	$32,305

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(718,826)	$(1,417,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,770	40,831
Gain on equipment disposal	(7,736)	(13,392)
Contractor cost settled in disposal of fixed assets	-	42,000
Noncash inventory impairment	32,000	-
Noncash stock based compensation expense	2,143	16,430
Changes in assets and liabilities:
Accounts receivable	1,875	46,089
Inventory	5,953	28,931
Prepaid expenses and other assets	37,969	5,337
Accounts payable	(6,392)	(105,571)
Accrued expenses and deposits	(76,810)	(104,178)
Net cash used in operating activities	(724,054)	(1,460,943)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of building and equipment	8,950	5,200
Net cash provided by investing activities	8,950	5,200

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	14
Payment of cash dividends	-	(87,077)
Net cash used in financing activities	-	(87,063)
Net decrease in cash and cash equivalents	(715,104)	(1,542,806)
Cash and cash equivalents, beginning of period	1,079,336	2,622,142
Cash and cash equivalents, end of period	$364,232	$1,079,336
Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Preferred dividends accrued and unpaid	$200,948	$149,334

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2014, the company incurred a net loss of approximately $719,000, had negative cash flows from operations of $724,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

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

The company is a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As of October 3, 2014, the company suspended its previous business activities.

Prior to October 3, 2014, the company engaged in the design, development and manufacture of applied energy systems for military and commercial applications and Ultra Short Pulse lasers and high voltage lasers for commercial applications. The Company is currently seeking to sell or license its technology.

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 139,172 and 564,097 for the years ended December 31, 2014 and 2013, respectively.

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

We do not generally provide an allowance for receivables from the Government. We have non-Government customers for which we provide for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the company’s prior history of uncollectible accounts receivable. As of December 31, 2014 there are no accounts receivable. As of December 31, 2013, we believe all receivable balances to be fully collectible and accordingly, have no allowance for doubtful accounts at such dates.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets from three to five years. Leasehold improvements are depreciated over the life of the related lease (including expected extensions) or asset, whichever is shorter. Amortization of assets acquired under capital leases is included in depreciation and amortization expense. Significant improvements extending the useful life of property are capitalized. When equipment is retired or otherwise disposed of, the cost of the equipment and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

Computer Software Development Costs

In general, direct development costs associated with internal-use computer software are capitalized as fixed assets and include external direct costs of material and services and payroll costs for employees devoting time to the software projects, where applicable. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Depreciation expense relative to capitalized computer software development costs was approximately $-0- for both 2014 and 2013, respectively.

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

NOTE 2 – NEW ACCOUNTING STANDARDS

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The company has reviewed all other issued accounting pronouncements and plans to adopt those that are applicable to it. The company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – INVENTORIES

Our inventories consist of the following at:

	December 31,
	2014	2013
Raw materials	$32,900	$37,953

Work-in-process

Provision for loss	(32,900)	-

Total inventory	$-	$37,953

Inventories include material, direct labor and related manufacturing administrative overhead and are stated at the lower-of-cost (determined on a weighted average basis) or market for raw materials and work-in-process inventory. When actual contract cost and the estimate to complete exceed the estimated contract revenues, a loss provision is recorded. Due to the nature of our inventory, we analyze inventory on an item-by-item basis compared to future usage and sales for obsolescence quarterly. As of December 31, 2014, management believed a 100% obsolescence reserve was necessary based on this analysis.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of:

	December 31,
	2014	2013

Leasehold improvements	$15,141	$15,141

Equipment	500,821	1,728,270

Furniture	-	5,333

Software	758,441	778,379

Total	1,274,403	2,527,123

Less accumulated depreciation and amortization	(1,274,403)	(2,520,139)

Property and equipment - net	$-	$6,984

Property and equipment are depreciated over 3 to 5 years using the straight line, half year convention. The number of years is dependent upon the useful life of the equipment. Depreciation expense was approximately $6,000 and $41,000 for the years ended December 31, 2014 and 2013, respectively. Depreciation expense is included in general and administrative expense.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	December 31,
	2014	2013
Accrued professional fees	$5,000	$31,144
Dividends payable	378,823	177,876
Other	2,442	8,118

Total accrued expenses	$386,265	$217,138

NOTE 6 – STOCKHOLDERS’ EQUITY

Authorized Capital Stock

Our authorized capital stock consists of 125,000,000 shares of common stock at a par value of $.001 per share and 2,000,000 shares of preferred stock at a par value of $.001 per share. On April 10, 2012, our stockholders approved an amendment to our certificate of incorporation to increase our authorized common stock from 125,000,000 to 500,000,000 shares at such time as our Board of Directors determined that effecting such amendment will be in the best interests of our company and our stockholders. Any such amendment will become effective when the filing of a certificate of amendment to our certificate of incorporation is accepted and recorded by the Secretary of State of the State of Delaware.

Preferred Stock

As of December 31, 2014 and 2013 there were 107,172 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) outstanding. The company did not pay the dividends due August 1, 2013, November 1, 2013, February 1, 2014, May 1, 2014, August 1, 2014, and November 1, 2014. Dividend arrearages as of December 31, 2014 including previously accrued dividends included in our balance sheet are approximately $402,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

Our Series A Preferred Stock has a liquidation preference of $25.00 per Share. The Series A Preferred Stock bears dividends at the rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly. Dividends may be paid in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. If the Company fails to make a dividend payment within five business days following a dividend payment date, the dividend rate shall immediately and automatically increase by 1% from 6.5% of the liquidation preference per offered share of Series A preferred stock to 7.5% of such liquidation preference. If a payment default shall occur on two consecutive dividend payment dates, the dividend rate shall immediately and automatically increase to 10% of the liquidation preference for as long as such payment default continues and shall immediately and automatically return to the Initial dividend rate at such time as the payment default is no longer continuing.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the liquidation preference (plus any unpaid dividends for periods prior to the dividend payment date immediately preceding the date of conversion by the holder) divided by the conversion price (initially $12.00 per share, subject to adjustment in the event of a stock dividend or split, reorganization, recapitalization or similar event.) If the closing sale price of the common stock is greater than 140% of the conversion price on 20 out of 30 trading days, the company may redeem the Series A Preferred Stock in whole or in part at any time through October 31, 2010, upon at least 30 days' notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the shares to be redeemed, plus unpaid dividends thereon to, but excluding, the redemption date, subject to certain conditions. In addition, beginning November 1, 2010, the company may redeem the Series A Preferred Stock in whole or in part, upon at least 30 days' notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the Series A Preferred Stock to be redeemed, plus unpaid dividends thereon to, but excluding, the redemption date, under certain conditions.

If a change of control occurs, each holder of shares of Series A Convertible Preferred Stock that are outstanding immediately prior to the change of control shall have the right to require the corporation to purchase, out of legally available funds, any outstanding shares of Series A Convertible Preferred Stock at the defined purchase price. The purchase price is defined as: per share of Preferred Stock, 101% of the liquidation preference thereof, plus all unpaid and accumulated dividends, if any, to the date of purchase thereof. The purchase price is payable, at the corporation's option, (x) in cash, (y) in shares of the common stock at a discount of 5% from the fair market value of Common Stock on the Purchase Date (i.e. valued at a 95% discount of the Common Stock on the Purchase Date), or (z) any combination thereof.

If the Corporation pays all or a portion of the Purchase Price in Common Stock, no fractional shares of Common Stock will be issued; instead, the Company will round the applicable number of shares of Common Stock up to the nearest whole number of shares; provided that the Corporation may pay the Purchase Price (or a portion thereof), whether in cash or in shares of Common Stock, only if the Corporation has funds legally available for such payment and may pay the Purchase Price (or a portion thereof) in shares of its Common Stock only if (i) the Common Stock is listed on a U.S. national securities exchange or the Nasdaq Stock Market at the time of issuance and (ii) a shelf registration statement covering the issuance by the Corporation and/or resales of the Common Stock issuable as payment of the Purchase Price is effective on the Payment Date unless such shares are eligible for immediate resale in the public market by non-affiliates of the Corporation.

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at our discretion. We paid cash dividends on our 6.5% Series A Preferred Stock in February and May, 2013.

Share-Based Payments

Applied Energetics adopted an Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”) and a 2004 Stock Incentive Plan as amended (“2004 Plan”) both of which provides for the grant of any or all of the following types of awards: (1) stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based awards, including restricted stock units, for periods up to 10 years. Stock options granted under the plans are generally for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Options granted to employees will generally vest over two to four years. Most options granted have a contractual life of 5 years from the grant date. Restricted stock granted under the plans to employees generally vest immediately and/or over a period of up to four years. Some restricted stock granted under the plans vest only upon meeting certain departmental or company-wide performance goals. Both restricted stock and options granted to non-employee directors generally vest immediately on the date of grant. We have, from time to time, also granted non-plan options to certain officers, directors and employees. As of April 29, 2014, the tenth anniversary of the 2004 Plan’s effective date, awards can no longer be made from this plan. Total stock-based compensation expense for grants to officers, employees and consultants was approximately $2,000 and $16,000 for the years ended December 31, 2014 and 2013, respectively, which was charged to general and administrative expense.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014 and 2013, there were outstanding options to purchase 32,000 and 520,000, respectively, of common stock. There were -0- and 7,425 unvested restricted stock units outstanding as of December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014 and 2013, there were no unvested restricted stock awards outstanding.

The following table sets forth information regarding awards under our 2007 Stock Incentive Plan:

As of December 31, 2014
	Share Grants Approved	Options Outstanding	Restricted Stock Awards Outstanding	Restricted Stock Units Outstanding	Shares Available for Award
2007 Stock Incentive Plan	10,000,000	32,000	-	-	8,343,067
Total		32,000	-	-	8,343,067

On September 10, 2007, the stockholders of Applied Energetics approved the adoption of the company’s 2007 Plan. A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan; provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan. The five-year limitation period ended September 10, 2012. As of December 31, 2014 and 2013, options to purchase 32,000 and 132,000 shares, respectively, were outstanding under this plan. There were -0- and 7,425 unvested restricted stock units outstanding as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013 there were no restricted stock awards outstanding. Grants from the 2007 Plan can be either service based, where the grant vests with the passage of time, or performance based, where the grant vests based on the attainment of a pre-defined company or departmental goal.

There are 8,343,067 aggregate shares available for grant from the Stock Incentive Plans as of December 31, 2014.

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting.

No options were granted in 2014 or 2013.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of our stock options for the years ended December 31, 2014, and 2013:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	1,172,166	$0.51

Granted	-	$-
Exercised	-	$-
Forfeited or expired	(652,666)	$0.55
Outstanding at December 31, 2013	519,500	$0.47

Granted	-	$-
Exercised	-	$-
Forfeited or expired	(487,500)	$0.46
Outstanding at December 31, 2014	32,000	$0.51

Exercisable at December 31, 2014	32,000	$0.51

As of December 31, 2014 and December 31, 2013, the aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of options outstanding was $0, as the exercise price was greater than the market price. As of December 31, 2014 and 2013, the weighted average remaining contractual life of options outstanding and options exercisable was 1.45 and 1.45 years, respectively. At December 31, 2014, there was $0 of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures.

The following table summarizes the activity of our restricted stock units and restricted stock grants for the years ended December 31, 2014 and 2013:

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2012	76,458	$0.83

Granted	-	$-
Vested	(38,228)	$0.83
Forfeited	(30,805)	$0.83
Unvested at December 31, 2013	7,425	$0.83

Granted	-	$-
Vested	(7,425)	$0.83
Forfeited	-	$-
Unvested at December 31, 2014	-	$-

As of December 31, 2014, there was no unrecognized stock-based compensation related to unvested restricted stock, net of estimated forfeitures

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense recorded for shares and options delivered to non-employee consultants for the years ended December 31, 2014 and 2013 was approximately $0 and $0, respectively.

NOTE 7– SIGNIFICANT CUSTOMERS

The majority of our customers are either the Government or contractors to the Government and represent 82% and 61% of our revenue for 2014 and 2013, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2012, we entered into two 1-year lease agreements to lease office and manufacturing space and to lease storage space in Tucson, Arizona. In May 2013, these leases were changed to month-to-month.

Rent expense was approximately $37,000 and $48,000 for 2014 and 2013, respectively.

At December 31, 2014, we had approximately $2,600 in future minimum lease payments due in less than a year.

Guarantees

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2014 and 2013.

Litigation

We may from time to time be involved in legal proceedings arising from the normal course of business.

NOTE 9 – INCOME TAXES

The reconciliation of the difference between income taxes at the statutory rate and the income tax provision for the years ended:

	December 31 ,
	2014	2013

Computed tax at statutory rate	$(244,401)	$(481,923)
State taxes	(49,884)	(98,365)
Change in valuation allowance	294,285	574,520
Other	-	5,768
Provision (benefit) for taxes	$-	$-

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) consist of the following:

	December 31 ,
	2014	2013
Deferred Tax Assets:
Accruals and reserves	$-	$11,003
Depreciation and amortization	-	139,045
Tax credit carryforwards	579,497	579,497
Net operating loss	21,632,884	20,910,696
Goodwill amortization	-	233,485
ASC 718 stock compensation	-	44,370
Valuation allowance	(22,212,381)	(21,918,096)
Total deferred tax assets	$-	$-

We believe that sufficient uncertainty exists regarding the future realization of our deferred tax assets and thus a full valuation allowance is required. The valuation allowance for the year ended December 31, 2014 increased by approximately $294,000 due to changes in deferred tax assets.

As of December 31, 2014, we have cumulative federal and Arizona net operating loss carryforwards of approximately $57.7 million and $16 million, respectively, which can be used to offset future income subject to taxes. Federal net operating loss carryforwards begin to expire in 2020. Arizona net operating loss carryforwards begin to expire in 2015. In addition there are federal net operating loss carryforwards is approximately $27.1 million from USHG related to pre-merger losses. We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2014, we had cumulative unused research and development tax credits of approximately $239,000 and $340,000, which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2012, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

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

We have unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at December 31, 2012	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2013	$9,635,824

Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	(261,078)
Balance at December 31, 2014	$9,374,746

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits. If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The company considers the U.S. and Arizona to be major tax jurisdictions. As of December 31, 2014, for federal tax purposes the tax years 2012, 2013 and 2014 and for Arizona the tax years 2011 through 2014 remain open to examination. The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2014 and 2013, we had no accrued interest or penalties related to our unrecognized tax benefits.

NOTE 10 – SUBSEQUENT EVENT

The Company’s management has evaluated subsequent events occurring after December 31, 2014, the date of our most recent balance sheet, through the date our financial statements were issued.

