Form 10-Q
period 2015-03-31
APPLIED ENERGETICS, INC.
filed 2015-05-15
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 10, 2015 there were 91,785,520 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$310,179	$364,232
Prepaid expenses and deposits	43,640	59,305
Total current assets	353,819	423,537
TOTAL ASSETS	$353,819	$423,537

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$20,836	$4,967
Accrued expenses - current	11,942	7,442
Accrued dividends	378,823	378,823
Total current liabilities	411,601	391,232

Total liabilities	411,601	391,232

Commitments and contingencies - See Note 9

Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;107,172 shares issued and outstanding at March 31, 2015 and at December 31, 2014	107	107
Common stock, $.001 par value, 125,000,000 shares authorized; 91,785,520 shares issued and outstanding at March 31, 2015 and at December 31, 2014	91,785	91,785
Additional paid-in capital	79,236,839	79,236,839
Accumulated deficit	(79,386,513)	(79,296,426)
Total stockholders’ equity (deficit)	(57,782)	32,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$353,819	$423,537

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2015	2014

Revenue	$-	$26,875

Cost of revenue	-	24,606

Gross profit	-	2,269

Operating expenses
General and administrative	91,287	209,748

Total operating expenses	91,287	209,748

Operating loss	(91,287)	(207,479)

Other income
Gain on asset disposal	1,000	-
Interest income	200	666
Total other income	1,200	666

Net loss	(90,087)	(206,813)

Preferred stock dividends	(66,983)	(66,983)

Net loss attributable to common stockholders	$(157,070)	$(273,796)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	91,785,520	91,742,736

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,087)	$(206,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	4,675
Net gain assets disposal	(1,000)	-
Non-cash stock based compensation expense	-	2,143
Changes in assets and liabilities:
Prepaid expenses, deposits and other assets	15,665	25,435
Accounts payable	15,869	25,954
Accrued expenses and deposits	4,500	(25,659)
Net cash used in operating activities	(55,053)	(174,265)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	1,000	-
Net cash provided by investing activities	1,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Net decrease in cash and cash equivalents	(54,053)	(174,265)

Cash and cash equivalents, beginning of period	364,232	1,079,336

Cash and cash equivalents, end of period	$310,179	$905,071

Suplemental Cash Flow Information Preferred dividends accrued and unpaid	$-	$244,858

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1.          BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiaries, Ionatron Technologies, Inc. and North Star Power Engineering, Inc. as of March 31, 2015 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended March 31, 2015, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K. Certain amounts from the 2014 financial statements have been reclassified to conform to the current year presentation.

Liquidity and Management’s Plan

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the year ended December 31, 2014, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We have experienced significant losses and negative cash flows and have an accumulated deficit in excess of $79 million as of March 31, 2015

The interim results reported in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.

The company is a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As of October 3, 2014, the company suspended its previous business activities. The company did not incur any material costs associated with the suspension of its activities. Our board has suspended payment of director fees and all employees are employed part-time and paid on an hourly basis to preserve cash.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2015, the company incurred a net loss of approximately $90,000, had negative cash flows from operations of approximately $55,000 and may incur additional future losses due to the cessation of business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of March 31, 2015, the company had approximately $310,000 in cash and cash equivalents.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

2.          RELATED PARTY TRANSACTIONS

Share-Based Compensation – Employees and Directors

For the three months ended March 31, 2015 and 2014, share-based compensation expense totaled approximately $-0- and $2,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model.

During the three months ended March 31, 2015, no options to purchase stock were granted, exercised, forfeited or expired; no restricted stock units were granted, vested or forfeited; and no restricted stock awards were granted, vested or forfeited. At March 31, 2015, options to purchase 32,000 shares of common stock with an average exercise price of $0.51 per share were outstanding.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Sale of Fixed Assets and Inventory

As part of the Company’s decision to eliminate its lease obligations by vacating its facilities, certain fully depreciated equipment no longer being utilized, which was purchased over the years 2003 to 2012 in the amount of approximately $303,000, as well as obsolete raw materials inventory with an original cost of $32,900, for which the loss had been fully reserved, was sold to one of the founders of this Company who left the Company in 2009, for $1,000.

3.          SIGNIFICANT CUSTOMERS

We had no revenue in the three-month period ended March 31, 2015. All of our revenues for the three-month period ended March 31, 2014 were derived from commercial contracts.

4.          NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months ended March 31, 2015 and 2014, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Three months ended March 31,
	2015	2014

Options to purchase common shares	32,000	519,500
Unvested restricted stock units	-	7,425
Convertible preferred stock	262,349	240,021

Total potentially dilutive securities	294,349	766,946

5.          DIVIDENDS

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

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

As of March 31, 2015, we had 107,172 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of March 31, 2015 was $469,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2014.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", “would”, “could”, “should”, "expect", "project", "anticipate", “estimates", “possible”, "plan", "strategy", "target", "prospect" or "continue" and other similar terms and phrases. These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A. (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2014. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

Overview

As of October 3, 2014, the company suspended its previous business activities. As a result, the company is a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The company did not incur any material costs associated with the suspension of its activities. The board has suspended payment of director fees and all employees are employed part-time and paid on an hourly basis to preserve cash.

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

In the future, we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;
(ii)	Rent, insurance, consulting fees; and
(iii)	Investigating and/or consummating acquisitions and/or or dispositions.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014:

	2015	2014
Revenue	$-	$26,875
Cost of revenue	-	24,606
General and administrative	91,287	209,748
Other income:
Gain on asset disposal	1,000	-
Interest income	200	666

Net loss	$(90,087)	$(206,813)

REVENUE

The company had no revenue for the three months ended March 31, 2015 compared to the approximate $27,000 for the three months ended March 31, 2014. Revenue for first quarter 2014 was from the LGE product line. There was no revenue from the High Voltage, Laser or the C-IED product line for the 2015 quarters. We have completed all work under our Government contracts and do not have any funded Government contracts for future work due to the lack of Government funding and are not investing company funds or resources to develop or enhance our technologies or systems. We no longer have an agreement for the lease of our High Voltage equipment.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased from approximately $25,000 for the three months ended March 31, 2014 to $-0- for the three months ended March 31, 2015.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $119,000 to $91,000 for the three months ended March 31, 2015 compared to $210,000 for the three months ended March 31, 2014. Salaries, wages and benefits decreased by $68,000, which is reflective of our reduction in workforce; professional services decreased by $27,000, which reflects the elimination of our board fees and legal costs; building expenses and supplies decreased by $15,000; insurance and miscellaneous fees decreased by $11,000; depreciation and amortization decreased by $5,000; non-cash compensation costs decreased by $2,000. Partially offsetting these reductions in operating expenses totaling $128,000 was an increase reflected from the decrease in absorption of labor and overheads of approximately $10,000 previously charged to contracts.

OTHER INCOME

Gain on asset disposal for the three months ended March 31, 2015 represents gain on disposal of assets. Interest income for the three months ended March 31, 2015 reduced slightly from the three months ended March 31, 2014 due to our reduced interest bearing balances.

NET LOSS

Our operations for the three months ended March 31, 2015 resulted in a net loss of approximately $90,000, a decrease of approximately $117,000 compared to the $207,000 loss for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, we had approximately $310,000 of cash and cash equivalents, a decrease of approximately $54,000 from December 31, 2014. During the first three months of 2015 the net cash outflow from operating activities was approximately $55,000. This amount was comprised primarily of our net loss of $90,000 and our gain on sale of equipment of $1,000 partially offset by an increase in accounts payable of $16,000, a decrease in prepaid expenses, deposits and other assets of $16,000, and an increase in our accrued expenses and deposits of $5,000. Investing activities reflected the proceeds from the sale of equipment of $1,000 and financing activities reflected no activity, resulting in net cash outflow of approximately $54,000.

As of October 3, 2014, the company suspended its previous business activities. As a result, the company is a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The company did not incur any material costs associated with the suspension of its activities. The board has suspended payment of director fees and all employees are employed part-time and paid on an hourly basis to preserve cash.

The company is continuing to consider strategic alternatives, including mergers, the acquisitions of one or more business or technologies and/or the disposition of one or more of our existing business.

The U.S. Government has significantly reduced defense spending and we do not anticipate receiving significant additional Government funding in the near future. We have completed our Government contracts and do not have any funded Government contracts for future work. We have also developed our USP laser technologies and systems for commercial markets. The Company is currently seeking to sell or license its technology.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors’ have noted that our recurring losses from operations and need to raise additional capital to sustain operations raise substantial doubt about our ability to continue as a going concern.

BACKLOG OF ORDERS

At May 10, 2015, we had a backlog (workload remaining on signed contracts) of $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of March 31, 2015 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended March 31, 2015, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

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

Date: May 10, 2015

- 12 -