Form 10-Q
period 2015-06-30
APPLIED ENERGETICS, INC.
filed 2015-08-07
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 001-14015

APPLIED ENERGETICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0262908
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2480 W Ruthrauff Road, Suite 140 Q
Tucson, Arizona	85705
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(520) 628-7415

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 31, 2015 there were 91,785,520 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$249,618	$364,232
Prepaid expenses and deposits	28,690	59,305
Total current assets	278,308	423,537
TOTAL ASSETS	$278,308	$423,537

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$-	$4,967
Accrued expenses - current	11,120	7,442
Accrued dividends	378,823	378,823
Total current liabilities	389,943	391,232
Total liabilities	389,943	391,232
Commitments and contingencies

Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;107,172 shares issued and outstanding at June 30, 2015 and at December 31, 2014	107	107
Common stock, $.001 par value, 125,000,000 shares authorized; 91,785,520 shares issued and outstanding at June 30, 2015 and at December 31, 2014	91,785	91,785
Additional paid-in capital	79,236,839	79,236,839
Accumulated deficit	(79,440,366)	(79,296,426)
Total stockholders’ equity (deficit)	(111,635)	32,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$278,308	$423,537

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,
	2015	2014

Revenue	$-	$1,875

Cost of revenue	-	-

Gross profit	-	1,875

Operating expenses
General and administrative	53,945	187,838

Total operating expenses	53,945	187,838

Operating loss	(53,945)	(185,963)

Other income
Interest income	92	536
Total other income	92	536

Net loss	(53,853)	(185,427)

Preferred stock dividends	(66,983)	(66,983)

Net loss attributable to common stockholders	$(120,836)	$(252,410)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	91,785,520	91,783,562

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended June 30,
	2015	2014

Revenue	$-	$28,750

Cost of revenue	-	24,606

Gross profit	-	4,144

Operating expenses
General and administrative	145,232	397,586

Total operating expenses	145,232	397,586

Operating loss	(145,232)	(393,442)

Other (expense) income
Gain on asset disposal	1,000	-
Interest income	292	1,201
Total other (expense) income	1,292	1,201

Net loss	(143,940)	(392,241)

Preferred stock dividends	(133,965)	(133,965)

Net loss attributable to common stockholders	$(277,905)	$(526,206)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	91,785,520	91,763,260

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(143,940)	$(392,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	5,771
Net gain assets disposal	(1,000)	(6,036)
Non-cash stock based compensation expense	-	2,143
Changes in assets and liabilities:
Prepaid expenses, deposits and other assets	30,615	49,760
Accounts payable	(4,967)	2,442
Accrued expenses and deposits	3,678	(19,140)
Net cash used in operating activities	(115,614)	(357,301)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	1,000	7,250
Net cash provided by investing activities	1,000	7,250

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Net decrease in cash and cash equivalents	(114,614)	(350,051)

Cash and cash equivalents, beginning of period	364,232	1,079,336

Cash and cash equivalents, end of period	$249,618	$729,285

Suplemental Cash Flow Information
Cash paid for interest and taxes	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of June 30, 2015 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and six month periods ended June 30, 2015, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K. Certain amounts from the 2014 financial statements have been reclassified to conform to the current year presentation.

Liquidity and Management’s Plan

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the year ended December 31, 2014, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We have experienced significant losses and negative cash flows and have an accumulated deficit in excess of $79 million as of June 30, 2015

The interim results reported in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2015, the company incurred a net loss of approximately $144,000, had negative cash flows from operations of approximately $116,000 and may incur additional future losses due to the cessation of business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of June 30, 2015, the company had approximately $250,000 in cash and cash equivalents.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other estimates that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future, as more information becomes known which could materially impact the amounts reported and disclosed herein. Significant estimates include measurements of income tax assets and liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

The company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

2.	RELATED PARTY TRANSACTIONS

Share-Based Compensation – Employees and Directors

For the three months ended June 30, 2015 and 2014, share-based compensation expense totaled approximately $-0- and $-0-, respectively. For the six months ended June 30 31, 2015 and 2014, share-based compensation expense totaled approximately $-0- and $2,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model.

During the six months ended June 30, 2015, no options to purchase stock were granted, exercised, forfeited or expired; no restricted stock units were granted, vested or forfeited; and no restricted stock awards were granted, vested or forfeited. At June 30, 2015, options to purchase 32,000 shares of common stock with an average exercise price of $0.51 per share were outstanding.

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

We had no revenue in the six-month period ended June 30, 2015. Approximately 87% of revenue for the six-month period ended June 30, 2014 was generated from either the U.S. Government or contractors to the U.S. Government.

4.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the six months ended June 30, 2015 and 2014, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Six months ended June 30,
	2015	2014

Options to purchase common shares	32,000	302,000
Convertible preferred stock	267,930	245,603

Total potentially dilutive securities	299,930	547,603

5.	DIVIDENDS

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

As of June 30, 2015, we had 107,172 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of June 30, 2015 was $536,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

In the future, we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;
(ii)	Rent, insurance, consulting fees; and
(iii)	Investigating and/or consummating acquisitions and/or or dispositions.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014:

	2015	2014
Revenue	$-	$1,875
General and administrative	53,945	187,838
Other income:
Interest income	92	536

Net loss	$(53,853)	$(185,427)

REVENUE

The company had no revenue for the three months ended June 30, 2015 compared to the approximate $2,000 for the three months ended June 30, 2014. Revenue for second quarter 2014 was from the LGE product line. We have completed all work under our Government contracts and do not have any funded Government contracts for future work due to the lack of Government funding and are not investing company funds or resources to develop or enhance our technologies or systems.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $134,000 to $54,000 for the three months ended June 30, 2015 compared to $188,000 for the three months ended June 30, 2014. Salaries, wages and benefits decreased by $63,000, which is reflective of our reduction in workforce; professional services decreased by $47,000, which reflects the elimination of our board fees and reduction in legal and audit costs; building expenses and supplies decreased by $16,000; and insurance and miscellaneous fees decreased by $11,000.

OTHER INCOME

Interest income for the three months ended June 30, 2015 reduced slightly from the three months ended June 30, 2014 due to our reduced interest bearing balances.

NET LOSS

Our operations for the three months ended June 30, 2015 resulted in a net loss of approximately $54,000, a decrease of approximately $132,000 compared to the $185,000 loss for the three months ended June 30, 2014.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014:

	2015	2014
Revenue	$-	$28,750
Cost of revenue	-	24,606
General and administrative	145,232	397,586
Other (expense) income:
Gain on asset disposal	1,000	-
Interest income	292	1,201

Net loss	$(143,940)	$(392,241)

REVENUE

The company had no revenue for the six months ended June 30, 2015 compared to the approximate $29,000 for the six months ended June 30, 2014. Revenue from the LGE product line was $25,000 and High Voltage revenue was $4,000 for the six months ended June 30, 2014. We have completed all work under our Government contracts and do not have any funded Government contracts for future work due to the lack of Government funding and are not investing company funds or resources to develop or enhance our technologies or systems.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased from approximately $25,000 for the six months ended June 30, 2014 to $-0- for the six months ended June 30, 2015.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $252,000 to $145,000 for the six months ended June 30, 2015 compared to $398,000 for the six months ended June 30, 2014. Salaries, wages and benefits decreased by $131,000, which is reflective of our reduction in workforce; professional services decreased by $74,000, which reflects the elimination of our board fees, and reduction in legal and audit costs by $17,000; building expenses and supplies decreased by $30,000; insurance and miscellaneous fees decreased by $23,000; and non-cash compensation costs decreased by $2,000.

OTHER INCOME

Gain on asset disposal for the six months ended June 30, 2015 represents gain on disposal of assets. Interest income for the six months ended June 30, 2015 was reduced from the six months ended June 30, 2014 due to our reduced interest bearing balances.

NET LOSS

Our operations for the six months ended June 30, 2015 resulted in a net loss of approximately $144,000, a decrease of approximately $248,000 compared to the $392,000 loss for the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, we had approximately $250,000 of cash and cash equivalents, a decrease of approximately $115,000 from December 31, 2014. During the first six months of 2015 the net cash outflow from operating activities was approximately $116,000. This amount was comprised primarily of our net loss of $144,000, a decrease in accounts payable of $5,000 and our gain on sale of equipment of $1,000, partially offset by a decrease in prepaid expenses, deposits and other assets of $31,000 and an increase in our accrued expenses and deposits of $4,000. Investing activities reflected the proceeds from the sale of equipment of $1,000 and financing activities reflected no activity, resulting in net cash outflow of approximately $115,000.

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

BACKLOG OF ORDERS

At August 10, 2015, we had a backlog (workload remaining on signed contracts) of $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of June 30, 2015 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended June 30, 2015, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 07, 2015

- 13 -