Form 10-Q
period 2015-09-30
APPLIED ENERGETICS, INC.
filed 2015-10-26
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 22, 2015 there were 91,785,520 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$216,947	$364,232
Prepaid expenses and deposits	13,740	59,305
Total current assets	230,687	423,537
TOTAL ASSETS	$230,687	$423,537

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,674	$4,967
Accrued expenses - current	2,750	7,442
Accrued dividends	378,823	378,823
Total current liabilities	387,247	391,232

Total liabilities	387,247	391,232

Commitments and contingencies

Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;107,172 shares issued and outstanding at September 30, 2015 and at December 31, 2014	107	107
Common stock, $.001 par value, 125,000,000 shares authorized; 91,785,520 shares issued and outstanding at September 30, 2015 and at December 31, 2014	91,785	91,785
Additional paid-in capital	79,236,839	79,236,839
Accumulated deficit	(79,485,291)	(79,296,426)
Total stockholders’ equity (deficit)	(156,560)	32,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$230,687	$423,537

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,
	2015	2014

Revenue	$-	$1,875

Cost of revenue	-	-

Gross profit	-	1,875

Operating expenses
General and administrative	45,041	200,179

Total operating expenses	45,041	200,179

Operating loss	(45,041)	(198,304)

Other income
Interest income	116	414
Total other income	116	414

Net loss	(44,925)	(197,890)

Preferred stock dividends	(66,983)	(66,983)

Net loss attributable to common stockholders	$(111,908)	$(264,873)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	91,785,520	91,785,520

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended September 30,
	2015	2014

Revenue	$-	30,625

Cost of revenue	-	24,606

Gross profit	-	6,019

Operating expenses
General and administrative	190,273	597,765

Total operating expenses	190,273	597,765

Operating loss	(190,273)	(591,746)

Other income
Gain on asset disposal	1,000	-
Interest income	408	1,616
Total other income	1,408	1,616

Net loss	(188,865)	(590,130)

Preferred stock dividends	(200,948)	(200,948)

Net loss attributable to common stockholders	$(389,813)	$(791,078)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	91,785,520	91,770,763

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(188,865)	$(590,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	5,770
Net gain assets disposal	(1,000)	(7,736)
Non-cash stock based compensation expense	-	2,143
Changes in assets and liabilities:
Prepaid expenses, deposits and other assets	45,564	74,085
Accounts payable	708	(2,108)
Accrued expenses and deposits	(4,692)	(38,618)
Net cash used in operating activities	(148,285)	(556,594)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	1,000	8,949
Net cash provided by investing activities	1,000	8,949

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Net decrease in cash and cash equivalents	(147,285)	(547,645)

Cash and cash equivalents, beginning of period	364,232	1,079,336

Cash and cash equivalents, end of period	$216,947	$531,691

Suplemental Cash Flow Information
Cash paid for interest and taxes	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of September 30, 2015 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and nine month periods ended September 30, 2015, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K. Certain amounts from the 2014 financial statements have been reclassified to conform to the current year presentation.

Liquidity and Management’s Plan

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the year ended December 31, 2014, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We have experienced significant losses and negative cash flows and have an accumulated deficit in excess of $79 million as of September 30, 2015

The interim results reported in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2015, the company incurred a net loss of approximately $189,000, had negative cash flows from operations of approximately $148,000 and expects to incur additional future losses due to the cessation of business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of September 30, 2015, the company had approximately $217,000 in cash and cash equivalents.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Share-Based Compensation – Employees and Directors

For the three months ended September 30, 2015 and 2014, share-based compensation expense totaled approximately $-0- and $-0-, respectively. For the nine months ended September 30, 2015 and 2014, share-based compensation expense totaled approximately $-0- and $2,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model.

During the nine months ended September 30, 2015, no options to purchase stock were granted, exercised, forfeited or expired; no restricted stock units were granted, vested or forfeited; and no restricted stock awards were granted, vested or forfeited. At September 30, 2015, options to purchase 32,000 shares of common stock with an average exercise price of $0.51 per share were outstanding.

3.	SIGNIFICANT CUSTOMERS

We had no revenue in the nine-month period ended September 30, 2015. Approximately 82% of revenue for the nine-month period ended September 30, 2014 was generated from either the U.S. Government or contractors to the U.S. Government.

4.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the nine months ended September 30, 2015 and 2014, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Nine months ended September 30,
	2015	2014

Options to purchase common shares	32,000	302,000
Convertible preferred stock	273,512	251,185

Total potentially dilutive securities	305,512	553,185

5.	DIVIDENDS

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

As of September 30, 2015, we had 107,172 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of September 30, 2015 was $603,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

In the future, we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports;
(ii)	Rent, insurance, consulting fees; and
(iii)	Investigating and/or consummating acquisitions and/or or dispositions.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014:

	2015	2014
Revenue	$-	$1,875
General and administrative	45,041	200,179
Other income:
Interest income	116	414
Net loss	$(44,925)	$(197,890)

REVENUE

The company had no revenue for the three months ended September 30, 2015 compared to the approximate $2,000 for the three months ended September 30, 2014. Revenue for second quarter 2014 was from the LGE product line.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $155,000 to $45,000 for the three months ended September 30, 2015 compared to $200,000 for the three months ended September 30, 2014. Professional services decreased by $75,000, which reflects the elimination of our board fees and reduction in legal and audit costs; salaries, wages and benefits decreased by $60,000, which is reflective of our reduction in workforce; building expenses and supplies decreased by $12,000; and insurance and miscellaneous fees decreased by $11,000.

OTHER INCOME

Interest income for the three months ended September 30, 2015 reduced slightly from the three months ended September 30, 2014 due to our reduced interest bearing balances.

NET LOSS

Our operations for the three months ended September 30, 2015 resulted in a net loss of approximately $45,000, a decrease of approximately $153,000 compared to the $198,000 loss for the three months ended September 30, 2014.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014:

	2015	2014
Revenue	$-	$30,625
Cost of revenue	-	24,606
General and administrative	190,273	597,765
Other (expense) income:
Gain on asset disposal	1,000	-
Interest income	408	1,616

Net loss	$(188,865)	$(590,130)

REVENUE

The company had no revenue for the nine months ended September 30, 2015 compared to the approximate $31,000 for the nine months ended September 30, 2014. Revenue from the LGE product line was $25,000 and High Voltage revenue was $6,000 for the nine months ended September 30, 2014.

COST OF REVENUE

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased from approximately $25,000 for the nine months ended September 30, 2014 to $-0- for the nine months ended September 30, 2015.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $407,000 to $190,000 for the nine months ended September 30, 2015 compared to $598,000 for the nine months ended September 30, 2014. Salaries, wages and benefits decreased by $191,000, which is reflective of our reduction in workforce; professional services decreased by $149,000, which reflects the elimination of our board fees, and reduction in legal and audit costs by $52,000; building expenses and supplies decreased by $42,000; insurance and miscellaneous fees decreased by $34,000; and non-cash compensation costs decreased by $2,000.

OTHER INCOME

Gain on asset disposal for the nine months ended September 30, 2015 represents gain on disposal of assets. Interest income for the nine months ended September 30, 2015 was reduced from the nine months ended September 30, 2014 due to our reduced interest bearing balances.

NET LOSS

Our operations for the nine months ended September 30, 2015 resulted in a net loss of approximately $189,000, a decrease of approximately $401,000 compared to the $590,000 loss for the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, we had approximately $217,000 of cash and cash equivalents, a decrease of approximately $147,000 from December 31, 2014. During the first nine months of 2015 the net cash outflow from operating activities was approximately $148,000. This amount was comprised primarily of our net loss of $189,000, a decrease in our accrued expenses and deposits of $5,000 and our gain on sale of equipment of $1,000, partially offset by a decrease in prepaid expenses, deposits and other assets of $46,000 and. Investing activities reflected the proceeds from the sale of equipment of $1,000 and financing activities reflected no activity, resulting in net cash outflow of approximately $147,000.

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

BACKLOG OF ORDERS

At October 22, 2015, we had a backlog (workload remaining on signed contracts) of $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of September 30, 2015 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended September 30, 2015, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

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

Date: October 26, 2015