Form 10-K
period 2015-12-31
APPLIED ENERGETICS, INC.
filed 2016-03-30
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2015 (the last day of the registrant’s most recently completed second quarter) was approximately $917,000.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 29, 2016 was 154,785,520.

APPLIED ENERGETICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

General

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 2480 W Ruthrauff Road, Suite 140 Q, Tucson, Arizona, 85705 and our telephone number is (520) 628-7415.

The company is a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As of October 3, 2014, the company suspended its previous business activities.

The company is planning to reactivate its previous business activities pursuant to Teaming and Consulting Agreements with Applied Optical Sciences, Inc. (“AOS”) and Dr. Stephen W. McCahon, Ph.D., one of the company’s founders and owner of AOS who was primarily responsible for development of the Company’s existing Intellectual Property portfolio (collectively the “Consultants”). The company owns intellectual property that is integral and necessary for the development of Laser Guided Energy and Direct Discharge Electrical products for military and commercial uses (the “Products”) and the Consultants have the facilities and technical knowhow to utilize the company’s intellectual property in the development of the Products; and the Parties have agreed to cooperate in the proposal and fulfillment of research and development contracts for branches of the Department of Defense, agencies of the Federal Government and other Defense contractors and in other research and development activities relating to lasers. We intend to develop the next generation of Ultra-Short Pulse Lasers (“UPS”). We are preparing for the next stage of LGE development that involves the development of Advanced USP Laser Technologies. These lasers will allow for LGE weapon systems to be mounted on mobile platforms for multiple Anti-Terrorist missions including Counter Measures Against Drones and other Hostile Inbound Objects, Counter-Improvised Explosive Devices (“C-IED”), Vehicle Stopping, and many others. Importantly, the highly advanced USP Laser technologies required for successful LGE deployment leads to many new and unique laser opportunities in both commercial, medical, and military markets. Our goal is to increase the range and power and to decrease the size weight and cost of ultra-short pulse lasers. We expect to develop very high energy and power scaling ultra-short pulse lasers that have a very broad range of applicability for Department of Defense, commercial and medical applications. We are in discussions with and expect to team with a major Defense Contractor for co-development and manufacture of military products. We will also team with a leading commercial laser technology manufacturer for co-development of commercial products resulting from our research and development efforts.

If the reactivation of our former business is successful we will no longer be a “shell Company” but will be classified as a Development Stage Company until we achieve significant revenues from our reactivated business.

The U.S. Government has significantly reduced defense spending over the past few years and we have not received any meaningful additional Government funding in 2014 and 2015. We have completed all of our Government contracts and do not have any funded Government contracts for future work. There is no assurance that the Company and its Consultants will obtain meaningful Government Funding.

Employees

As of March 29, 2016, we had no employees, and we retain a consultant who is paid on an hourly basis.

ITEM 1A. RISK FACTORS

Future results of operations of Applied Energetics involve a number of known and unknown risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to those risks set forth below:

Risk Related to Our Company

We have entered into a Teaming Agreement with Applied Optical Sciences, Inc. and a Consulting Agreement with Stephen W. McCahon (collectively “the Consultants”) with the expectation of reactivating our former businesses are exploring strategic alternatives which may change the nature of our business.

Because of the lack of government funding in 2014 and 2015, we have significantly reduced our work force and will have to rely on the consultants for processing and fulfillment of any Government or commercial contracts. There is no assurance that the Company and Consultants will be successful in procuring Government and/or commercial contracts for its reactivated business.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2015 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses from operations and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in Government contract activity raise substantial doubt about our ability to continue as a going concern.

Risk Related to Our Previous Business Activities

We may be unable to adequately protect our intellectual property rights, which could affect our ability to sustain the value of such assets.

Protecting our intellectual property rights is critical to our ability to maintain the value of our intellectual property. We hold a number of United States patents and patent applications, as well as trademark, and registrations which are necessary and contribute significantly to the preservation of our competitive position in the market. There can be no assurance that any of these patents or future patent applications and other intellectual property will not be challenged, invalidated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. While we have entered into confidentiality and invention assignment agreements with our former employees, and entered into nondisclosure agreements with suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies. Based on our current financial condition, we may not have the funds available to enforce and protect our intellectual properties.

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

As of March 29, 2016, we had outstanding approximately 155 million shares of common stock. Approximately 92 million of our shares are currently freely trading without restriction under the Securities Act of 1933, having been held by their holders for over one year and are eligible for sale under Rule 144(k) of the Securities Act.

Provisions of our corporate charter documents could delay or prevent change of control.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of "blank check" preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors. The designation of preferred stock in the future, the classification of our Board of Directors, its three classes and the rights agreement could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. Moreover, the holders of our outstanding Series A Preferred Stock have a right to put their shares to the company for an amount equal to the liquidation preference of approximately $340,000 plus unpaid dividends (approximately $85,000 as of December 31, 2015), in the event of a change of control. Such right could hinder our ability to sell our assets or merge with another company.

The redemption and dividend provisions of our outstanding preferred stock are onerous due to our current financial condition.

The company has redeemed substantially all of its outstanding preferred stock. At March 29, 2016, 13,602 shares were outstanding with a liquidation preference of approximately $340,000 and unpaid dividends of $85,000. As of December 31, 2015, the liquidation preference of our outstanding preferred stock plus unpaid dividends thereon was approximately $425,000 which represents approximately 311% of our total assets. If an event occurs that would require us to redeem the preferred stock, we may not have the required cash to do so.

In addition, our annual dividend payment on the preferred stock is approximately $34,000, which will further deplete our cash or significantly dilute our common stockholders if we pay the dividend in shares of common stock. We have not paid the dividends commencing with the quarterly dividend due August 1, 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure no longer continues. Dividends in arrears as of February 28, 2016 was approximately $94,000. These terms may also make it more difficult for us to sell equity securities or complete an acquisition.

We may require additional financing to maintain our reporting requirements and administrative expenses

We have no meaningful revenues and are dependent on our cash on hand to fund the costs associated with the reporting obligations under the Securities Exchange Act of 1934, as amended, and other administrative costs associated with our corporate existence. For the years ended December 31, 2015, 2014 and 2013, we incurred net losses of $223,851, $718,826 and $1,417,420, respectively. General and administrative expenses include salaries, accounting fees other professional fees and other miscellaneous expenses. We do not expect to generate any revenues unless and until the commencement of business operations. In the event that our available funds prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests.

Management has broad discretion over the selection of our prospective business

Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of our prospective business. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business. The business decisions made by our management may not be successful.

Stockholders may not receive disclosure or information regarding a prospective business

As of the date of this annual report, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. Management is not required to and may not provide stockholders with disclosure or information regarding our prospective business opportunities. Moreover, a prospective business opportunity may not result in a benefit to stockholders or prove to be more favorable to stockholders than any other investment that may be made by shareholders and investors.

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

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed the business combination.

We most likely will issue additional securities in conjunction with a business opportunity which will result in a dilution of present stockholder ownership

Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock. As of March 29, 2016, we have 154,785,520 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our company is expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In March, 2016, we have a month-to-month agreement to lease approximately 165 square feet of office space in Tucson, Arizona.

Our aggregate rent expense, including common area maintenance costs, was approximately $12,000 and $37,000 for 2015 and 2014, respectively.

We believe our facilities are adequate for our currently expected level of operations.

See Note 7 to our 2015 Consolidated Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2015.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be involved in legal proceedings arising from the normal course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market price per share

Our common stock is currently quoted for trading on the Over the Counter Bulletin Boards and the OTC Markets, trading under the symbol “AERG.OB”. The following table sets forth information as to the price range of our common stock for the period January 1, 2014 through December 31, 2015. No dividends on common stock were declared for these periods.

Quarterly Periods	High	Low
2014
First	0.05	0.01
Second	0.03	0.01
Third	0.03	0.01
Fourth	0.02	>0.01
2015
First	0.025	0.003
Second	0.016	0.004
Third	0.007	0.002
Fourth	0.005	0.002

Holders of Record

As of March 29, 2016, there were approximately 3,388 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

There were no unregistered sales of securities in 2015. In March, 2016, the Company issued 55 million shares to consultants and individuals in exchange for services. On March 25, 2016 Mr. Farley was granted 5,000,000 shares of common stock under the 2007 Plan, additionally, two contractors were granted a total of 3,000,000 shares of common stock under the 2007 Plan.

Dividends

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock. We paid dividends via the issuance shares of Common Stock on our 6.5% Series A Convertible Preferred Stock in 2011. We paid cash dividends on our 6.5% Series A Convertible Preferred Stock in 2012 and February and May 2013. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of December 31, 2015 and February 28, 2016 were approximately $85,000 and $94,000, respectively. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

Prior to October 3, 2014, the company engaged in the design, development and manufacture of applied energy systems for military and commercial applications and Ultra Short Pulse lasers and high voltage lasers for commercial applications. Prior to October 3, 2014, the company engaged in the design, development and manufacture of applied energy systems for military and commercial applications and Ultra Short Pulse lasers and high voltage lasers for commercial applications

The company is planning to reactivate its previous business activities pursuant to Teaming and Consulting Agreements with Applied Optical Sciences, Inc. (“AOS”) and Dr. Stephen W. McCahon, Ph.D. one of the company’s founders and owner of AOS who was primarily responsible for development of the Company’s existing Intellectual Property portfolio (collectively the “Consultants”). The company owns intellectual property that is integral and necessary for the development of Laser Guided Energy and Direct Discharge Electrical products for military and commercial uses (the “Products”) and the Consultants have the facilities and technical knowhow to utilize the company’s intellectual property in the development of the Products; and the Parties have agreed to cooperate in the proposal and fulfillment of research and development contracts for branches of the Department of Defense, agencies of the Federal Government and other Defense contractors and in other research and development activities relating to lasers. We intend to develop the next generation of Ultra-Short Pulse Lasers (“USP”). We are preparing for the next stage of LGE development that involves the development of Advanced USP Laser Technologies. These lasers will allow for LGE weapon systems to be mounted on mobile platforms for multiple Anti-Terrorist missions including Counter Measures Against Drones and other Hostile Inbound Objects, Counter-Improvised Explosive Devices (“C-IED”), Vehicle Stopping, and many others. Importantly, the highly advanced USP Laser technologies required for successful LGE deployment leads to many new and unique laser opportunities in both commercial, medical, and military markets.

Our goal is to increase the range and power and to decrease the size weight and cost of ultra-short pulse lasers. We expect to develop very high energy and power scaling ultra-short pulse lasers that have a very broad range of applicability for Department of Defense, commercial and medical applications. We are in discussions with and expect to team with a major Defense Contractor for co-development and manufacture of military products. We will also team with a leading commercial laser technology manufacturer for co-development of commercial products resulting from our research and development efforts.

If the reactivation of our former business is successful we will no longer be a “shell company” but will be classified as a Development Stage Company until we achieve significant revenues from our reactivated business

Critical Accounting Policies

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

The asset caption “accounts receivable” includes costs and estimated earnings in excess of billings on uncompleted contracts, which represents revenue recognized in excess of amounts billed. Such revenue is billable under the terms of the contracts at the end of the year, and is generally expected to be collected within one year. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

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

Results of Operations

Our consolidated financial information for the years ending December 31, 2015, and 2014 is as follows:

	2015	2014
Revenue	$-	$30,625
Cost of revenue	-	(24,606)
General and administrative	(225,323)	(726,718)
Gain on asset disposal	1,000	-
Interest income	472	1,873
Loss before provision for income taxes	(223,851)	(718,826)
Provision for income taxes	-	-
Net loss	$(223,851)	$(718,826)

Revenue

Revenue decreased by approximately $31,000 to $-0- for the year ended December 31, 2015 compared to $31,000 for the year ended December 31, 2014. Revenue from the LGE product line decreased by $25,000 to $-0- and High Voltage revenue decreased by $6,000 to $-0- for the year ended December 31, 2015 compared to the year ended December 31, 2014. We have completed all work under our Government contracts and do not have any funded Government contracts for future work due to the lack of Government funding and are not investing company funds or resources to develop or enhance our technologies or systems. We no longer have an agreement for the lease of our High Voltage equipment.

Cost of Revenue

Cost of revenue includes manufacturing labor, benefits and overhead, and an allocation of allowable general and administration and research and development costs in accordance with the terms of our government contracts.

Cost of revenue decreased by approximately $25,000 for the year ended December 31, 2015 compared to 2014. The decrease in cost of revenue is directly tied to the decrease in sales activity of approximately 28%. Cost of revenue as a percentage of revenue decreased to -0-% from 80% last year.

General and Administrative

General and administrative expenses decreased approximately $503,000 to $225,000 for the year ended December 31, 2015 compared to $727,000 million for the year ended December 31, 2014. Salaries, wages and benefits decreased by approximately $208,000, which is reflective of our reduction in workforce; professional services decreased by approximately $172,000; building related expenses decreased by approximately $51,000; insurance & miscellaneous fees decreased by $44,000; and miscellaneous expense decreased by $30,000, and non-cash compensation costs decreased by $2,000. Offsetting these reductions in operating expenses totaling approximately $508,000 was a decrease in absorption of labor and overheads of approximately $7,000 previously charged to Government contracts.

At December 31, 2015, there were no unrecognized compensation costs related to unvested restricted stock awards.

Other Income (Expense)

Gain on asset disposal represents gain on disposed assets. Other income (expense) primarily consists of interest income and interest expense. Net interest income for 2015 was lower by approximately $1,000 from 2014 primarily due to interest income on our bank deposits.

Net Loss

Our operations in 2015 resulted in a net loss of approximately $224,000, a decrease of approximately $495,000 compared to the approximately $719,000 million net loss for 2014. Our net loss attributable to common stockholders per common share – basic and diluted decreased from approximately ($0.02) per share to ($0.01) per share due to the decrease of net loss.

Trend Discussion

It is too early to determine if efforts to obtain new business under our Teaming and Consulting Agreement will be successful.

Liquidity and Capital Resources

At December 31, 2015, we had approximately $137,000 of cash and cash equivalents, a decrease of approximately $227,000 from December 31, 2014. In 2015, we used approximately $171,000 in operating activities. This amount is comprised primarily of our net loss of $224,000 and a decrease in accounts payable of $5,000, partially offset by a decrease in prepaid expenses and other assets of $59,000. Investing activities had $1,000 proceeds from disposal of equipment, and financing activities had $58,000 use of funds from the purchase of 93,570 shares of preferred stock, resulting in net cash outflow of approximately $227,000.

The company’s Board of Directors determined that as of October 3, 2014, the company suspended its current business activities. As a result, the company considers itself to be a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The company is not expected to incur any material costs associated with the suspension of its activities. As of March 29, 2016, our backlog was $ -0-. We have ceased our operations and the board has suspended cash payments of director fees and all employees are to be employed part-time and paid on an hourly basis to preserve cash.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2015 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses from operations and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in Government contract activity raise substantial doubt about our ability to continue as a going concern.

In order to conserve cash, On March 23, 2016 the Company sold 35,000,000 shares of its common stock to Consultants and 20,000,000 common shares to the Chief Executive Officer for $0.001 per share. Consideration for such shares may be in the form of services rendered in 2016.

Backlog

At December 31, 2015 and 2014, we had a backlog (i.e., work load remaining on signed contracts) of approximately $-0- and $-0-, respectively, to be completed within the twelve months following those dates.

Contractual Obligations:

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2015:

	Payment by Period
	Total	Less than 1 Year

Operating leases	$326	$326

Total	$326	$326

Not included in the above table are the dividends on our Series A Preferred Stock that are approximately $35,000 each year (approximately $9,000 each quarter), assuming no conversion of the outstanding shares of Series A Preferred Stock into shares of common stock.

Operating Leases

We have, in the past, operated in leased premises under operating leases. Total rent expense on premises amounted to approximately $12,000 and $37,000 for 2015 and 2014, respectively.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at an initial rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly. We have not the dividends commencing with the quarterly dividend due August 1, 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure no longer continues. Dividends in arrears as of February 28, 2016 were approximately $94,000.

The holders of the Series A Preferred Stock have a right to put the stock to the company for an aggregate amount equal to the liquidation preference (approximately $340,000) plus unpaid dividends of $91,000 in the event of a change in control. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. As of December 31, 2015, there were 13,602 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 7 to the Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the related notes and the Report of Independent Registered Public Accounting Firms thereon, are included in Applied Energetics’ 2015 Consolidated Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and principal financial officers and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Our management, including our Chief Executive Officer (”PEO”)and Principal Financial Officer (“PFO”), has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, the PEO and PFO has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officers and directors:

Name	Age	Principal Position

George P. Farley	77	Chief Executive Officer, Principal Financial Officer and Director

George P. Farley: George P. Farley was designated as our chief executive officer and principal financial officer on March 2, 2016. Mr. Farley, a certified public accountant, has been a member of our Board of Directors since March 2004. Mr. Farley is Chairman of our Audit Committee and also serves as a member of our Compensation Committee. Since 1999, Mr. Farley has operated a consulting practice in which he assists and advises public and private companies in complex financial transactions, on complex accounting and reporting issues and at time providing Chief Financial Officer services. From 2005 until 2014 Mr. Farley was a principle financial advisor to magicJack VocalTec, Ltd and its founder. Through 2007, Mr. Farley served as a Director and a member of the Audit Committee of iCad, Inc. He has also served as a Director and member of the Audit Committee of Preserver Insurance Company, Inc. and Acorn Holdings Corp and as a Director for Olympia Leather Company, Inc. From November 1997 to August 1999, Mr. Farley was a Chief Financial Officer of Talk.com, Inc., which provides telecommunication services. Mr. Farley was also a director of Talk.com, Inc. Mr. Farley joined BDO USA, LLP in 1962 and was a partner at BDO USA, LLP from 1972 to 1995, where he specialized in complex financial transactions including over 100 Initial Public Offerings. He also served as the managing partner of BDO’s Philadelphia Office, National Director of Mergers and Acquisition and established BDO’s valuation practice.

Director Qualifications, Experience and Skills

Our directors bring to our Board a wealth of executive leadership experience derived from his service as senior executive and, in many cases, founders of industry or knowledge specific consulting firms or operational businesses. They also offer extensive public company board experience. Our board members has demonstrated strong business acumen and an ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards. When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the company’s business and structure, the Corporate Governance and Nominating Committee and the Board of Directors focused primarily on the information discussed in each of the Directors’ individual biographies set forth above and the specific individual qualifications, experience and skills as described below:

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

Code of Ethics

Applied Energetics has adopted a Code of Business Conduct and Ethics that applies to all of Applied Energetics’ employees and directors, including its chief executive officer, principal financial officer and principal accounting officer. Applied Energetics’ Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to Applied Energetics’ business.

Our Code of Ethics and Business Conduct is available at our website at www.appliedenergetics.com/default.aspx/investor-relations, or upon request made to us in writing at the following address, will be provided without charge:

Applied Energetics, Inc.

Attention: Compliance Officer

2410 West Ruthrauff road, Suite 140 Q,

Tucson, AZ 85705

Committees of the Board of Directors

Audit Committee

The Audit Committee of the Board of Directors is comprised of Mr. Farley. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews the scope and results of the audit engagement with the independent public accountants, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our Board of Directors has determined that Mr. Farley is an “audit committee financial expert” as defined under Item 407 of Regulation S-K of the SEC. Refer to Item 10 above for Mr. Farley's qualifications.

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

Strategic Planning Committee

The Strategic Planning Committee is comprised of Mr. Farley. The Committee is responsible for providing oversight to establish strategic direction for the company, develop with Company management and recommend to the Board a short and long-term strategic plan for the company, periodically review and update the plan, investigate and review merger, acquisition, joint venture and other business combination and strategic opportunities and to provide oversight for monitoring and executing strategies.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses, for the periods presented, the compensation for the person who served as our Chief Executive Officer, our Principal Financial Officer and our Chief Operating Officer for the years ended December 31, 2015, and 2014 (the “Named Executive”). George P. Farley was designated as our Chief Executive Officer and Principal Financial Officer on March 2, 2016 and he did not received any compensation for the year ended December 31, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Total
Joseph C Hayden, Former	2015	$-	$-
Principal Executive Officer,	2014	$107,500	$107,500
Principal Financial Officer and
Principal Accounting Officer

(1)	On April 12, 2014, we entered into a consulting agreement effective April 1, 2014 with SVJ Enterprises LLC (“SVJ”), an affiliate of Mr. Hayden, where Mr. Hayden served as the company’s chief executive officer, principal financial officer and principal accounting officer and SVJ was compensated at the rate of $250 per hour, up to a maximum of 10 hours per week, for Mr. Hayden’s services. Joseph C. Hayden resigned from his positions as chief executive officer, principal financial officer and principal accounting officer effective February 13, 2015.

Employment Agreements for Named Executive Officers

None

Director Compensation

Our directors did not receive compensation for the year ended December 31, 2015:

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2015, none of our executive officers served on the Board of Directors or the Compensation Committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 29, 2016:

•	each of our directors and executive officers;
•	all directors and executive officers of ours as a group; and
•	each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock.

Unless otherwise indicated, the address of each beneficial owner is care of Applied Energetics, 2480 W Ruthrauff Road, suite 140 Q, Tucson, Arizona 85705. Unless otherwise indicated, the company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 29, 2016 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 154,785,520 shares outstanding on March 29, 2016.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)
George P. Farley	25,000,000	(2)	16.2%
Stephen W. McCahon	23,927,861	(3)	15.5%
Superius Securities Group Inc. Profit Sharing Plan	8,535,997	(4)	5.5%
Joseph C. Hayden	5,631,700	(5)	3.6%
All directors and executive officers as a group (1 person)	25,000,000		16.2%

* Less than 1%

(1)	Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options held by that person that are exercisable within 60 days of the Record Date.
(2)	Mr. Farley denies beneficial ownership of the common shares and common shares issuable upon exercise of options he transferred to various LLCs.
(3)	Based on information known by the company, Mr. McCahon’s address is C/O Applied Optical Sciences, 4595 Palo Verde Rd. Suite 517, Tucson, Arizona 85714
(4)	Based on information contained in a report on Schedule 13G filed with the SEC on October 29, 2009. The address of Superius Securities Group Inc. Profit Sharing Plan is 94 Grand Ave., Englewood, NJ 07631.
(5)	Based on information contained in a Form 4 filed with the SEC on March 1, 2011. The address of Mr. Hayden is 6525 N. Longfellow Dr., Tucson, AZ 85718

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	32,000	$0.51	8,343,067
Equity compensation plans not approved by security holders	-	$-	-
Total	32,000	$0.51	8,343,067

The following is a description of currently open stock option and equity plans.

The 2007 Stock Incentive Plan (“2007 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based awards. A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan. The five-year limitation period ended September 10, 2012. As of December 31, 2014, options to purchase 32,000 shares were outstanding under this plan, no restricted stock grants remain outstanding under the plan and approximately 8.3 million shares were available for grant from this plan.

We have, from time to time, also granted non-plan options and other equity-based awards to certain officers, directors, employees and consultants. No inducement grants as defined were made during 2015, nor are any outstanding from previous years.

On March 25, 2016 Mr. Farley was granted 5,000,000 shares of common stock under the 2007 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

On February 25th, 2016, the company engaged RBSM LLP as its independent registered public accounting firm for the audit of our financial statements for the year ended December 31, 2015. The following is a summary of the fees billed to the company by its prior independent registered Public Accounting firm, Liggett & Webb P.A. for professional services rendered for the years ended December 31, 2015 and December 31, 2014.

	2015	2014
Audit fees	$8,250	$8,500
Audit related fees	-	-
All other fees	-	-
Tax fees	4,000	-

	$12,250	$8,500

The following is a summary of the fees billed to the company by BDO USA, LLP for professional services rendered for the year ended December 31, 2014.

	2015	2014
Audit fees	$-	$44,074
Tax fees	-	$3,000

	$-	$47,074

Fees for audit services include fees associated with the annual audit of the company and its subsidiaries, the review of our quarterly reports on Form 10-Q. Tax fees include tax compliance, tax advice, research and development credits and tax planning related to federal and state tax matters.

Pre-Approval Policies and Procedures

Consistent with the SEC requirements regarding auditor independence, our Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. Under the policy, the Audit Committee must approve non-audit services prior to the commencement of the specified service. Our independent registered public accounting firm, RBSM LLP, have verified to our Audit Committee that they have not performed, and will not perform any prohibited non-audit service.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this report:

(a) (1)	The Consolidated Financial Statements of Applied Energetics, Inc. are filed as part of this report on page F-1 following the signatures.

Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Amended and Restated Plan and Agreement of Merger entered into as of March 17, 2004, by and among U.S. Home & Garden, Inc. (“USHG”), Ionatron Acquisition Corp., a wholly-owned subsidiary of USHG, Robert Kassel (for purposes of Sections 5.9, 6.2(d), 6.2(j), 9.4 and 10.10 only), Fred Heiden (for purposes of Section 9.4 only), and Ionatron, Inc. and Robert Howard, Stephen W. McCahon, Thomas C. Dearmin and Joseph C. Hayden (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on March 24, 2004).
3.1	Certificate of Incorporation, as amended, (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-KSB for the fiscal year ended June 30, 1995).
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on April 29, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).
3.3	Certificate of Elimination of the 10% Series A Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).
3.4	Certificate of Designation of the 6.5% Series A Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s 8-K filed with the SEC on October 28, 2005).
3.5	Certificate of Ownership and Merger of Applied Energetics, Inc. into Ionatron, Inc. (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on February 20, 2008).
3.6	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the Quarter ended June 30, 2007.
3.7	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 10, 2007.
4.1	Form of certificate evidencing Common Stock, $.001 par value, of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-38483)).
10.1	2007 Stock Incentive Plan (as amended) (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2007).
10.2	Applied Energetics, Inc. consulting agreement with SVJ Enterprises LLC effective April 1, 2013 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on April 17, 2013)
21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)
23.1	Consent of RBSM LLP
23.2	Consent of Liggett & Webb, P.A.
31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Compensation Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2010)
99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009)
99.3	Audit Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2016.

APPLIED ENERGETICS, INC.

By	/s/ George P Farley
George P Farley
Director, Chief Executive Officer and Principal Financial Officer

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

F- 1

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and shareholders

Applied Energetics, Inc.

We have audited the accompanying consolidated balance sheet of Applied Energetics, Inc. (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States.

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

/s/RBSM LLP

RBSM LLP

New York, NY

March 30, 2016

F- 2

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

/s/ Liggett & Webb, P.A.

Liggett & Webb, P.A.

New York, New York

April 10, 2015

F- 3

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2015	2014

Revenue	$-	$30,625
Cost of revenue	-	24,606

Gross profit	-	6,019

Operating expenses:
General and administrative	225,323	726,718

Total operating expenses	225,323	726,718

Operating loss	(225,323)	(720,699)

Other income
Gain on asset disposal	1,000	-
Interest income	472	1,873
Total other income	1,472	1,873

Loss before provision for income taxes	(223,851)	(718,826)

Provision for income taxes	-	-

Net loss	(223,851)	(718,826)

Preferred stock dividends	(34,005)	(267,930)

Net loss attributable to common stockholders	$(257,856)	$(986,756)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	91,785,520	91,761,915

See accompanying notes to consolidated financial statements.

F- 4

APPLIED ENERGETICS, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$136,840	$364,232
Prepaid expenses	-	59,305
Total current assets	136,840	423,537

TOTAL ASSETS	$136,840	$423,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$4,967
Accrued expenses - current	7,063	7,442
Accrued dividends	48,079	378,823
Total current liabilities	55,142	391,232

Total liabilities	55,142	391,232

Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at December 31, 2015 and 107,172 shares issued and outstanding at December 31, 2014 (Liquidation preference $340,050 and $2,679,300, respectively)	14	107
Common stock, $.001 par value, 125,000,000 shares authorized; 91,785,520 shares issued and outstanding at December 31, 2015 and at December 31, 2014	91,785	91,785
Additional paid-in capital	79,179,432	79,236,839
Accumulated deficit	(79,189,533)	(79,296,426)
Total stockholders’ equity	81,698	32,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136,840	$423,537

See accompanying notes to consolidated financial statements.

F- 5

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2013	107,172	$107	91,735,662	$91,736	$79,234,745	$(78,376,653)	$949,935

Stock-based compensation expense	-	-	49,858	49	2,094	-	2,143
Preferred stock dividends	-	-	-	-	-	(200,947)	(200,947)
Net loss for the year ended December 31, 2014	-	-	-	-	-	(718,826)	(718,826)
Balance as of December 31, 2014	107,172	107	91,785,520	91,785	79,236,839	(79,296,426)	32,305

Purchase of preferred stock	(93,570)	(93)	-	-	(57,407)	330,744	273,244
Net loss for the year ended December 31, 2015	-	-	-	-	-	(223,851)	(223,851)
Balance as of December 31, 2015	13,602	$14	91,785,520	$91,785	$79,179,432	$(79,189,533)	$81,698

See accompanying notes to consolidated financial statements.

F- 6

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(223,851)	$(718,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	5,770
Gain on equipment disposal	(1,000)	(7,736)
Noncash inventory impairment	-	32,000
Noncash stock based compensation expense	-	2,143
Changes in assets and liabilities:
Accounts receivable	-	1,875
Inventory	-	5,953
Prepaid expenses and other assets	59,305	37,969
Accounts payable	(4,967)	(6,392)
Accrued expenses and deposits	(379)	(76,810)
Net cash used in operating activities	(170,892)	(724,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of equipment	1,000	8,950
Net cash provided by investing activities	1,000	8,950

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on purchase of preferred stock	(57,500)	-
Net cash used in financing activities	(57,500)	-
Net decrease in cash and cash equivalents	(227,392)	(715,104)
Cash and cash equivalents, beginning of year	364,232	1,079,336
Cash and cash equivalents, end of year	$136,840	$364,232

Supplemental Cash Flow Information

Cancellation of preferred stock dividend	$330,744	$-
Preferred stock dividends accrued and unpaid	$-	$200,948
Cash paid for interest and taxes	$-	$-

See accompanying notes to consolidated financial statements.

F- 7

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2015, the company incurred a net loss of approximately $224,000, had negative cash flows from operations of $171,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Nature of Business

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 2480 west Ruthrauff Road, Suite 140 Q, Tucson, Arizona, 85705 and our telephone number is (520) 628-7415.

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

The Company is planning to reactivate its previous business activities pursuant to a Teaming and Consulting Agreement with Applied Optical Sciences, Inc. and Stephen W. McCahon, one of the Company’s founders. The company owns intellectual property that is integral and necessary for the development of Laser Guided Energy and Direct Discharge Electrical products for military and commercial uses (the “Products”) and the Consultants have the facilities and technical knowhow to utilize the company’s intellectual property in the development of the Products; and the Parties have agreed to cooperate in the proposal and fulfillment of research and development contracts for branches of the Department of Defense, agencies of the Federal Government and other Defense contractors.

If the reactivation of our former business is successful we will no longer be a “shell company” but will be classified as a Development Stage Company until we achieve significant revenues from our reactivated business.

F- 8

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 45,602 and 139,172 for the years ended December 31, 2015 and 2014, respectively.

F- 9

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Current Assets and Liabilities

The carrying amount of accounts payable approximate fair value due to the short maturity of these instruments.

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

We do not generally provide an allowance for receivables from the Government. We have non-Government customers for which we provide for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the company’s prior history of uncollectible accounts receivable. As of December 31, 2015 and 2014 there are no accounts receivable.

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

Computer Software Development Costs

In general, direct development costs associated with internal-use computer software are capitalized as fixed assets and include external direct costs of material and services and payroll costs for employees devoting time to the software projects, where applicable. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Depreciation expense relative to capitalized computer software development costs was approximately $-0- for both 2015 and 2014, respectively.

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

F- 10

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

NOTE 2 – NEW ACCOUNTING STANDARDS

The company has reviewed all issued accounting pronouncements and plans to adopt those that are applicable to it. The company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – INVENTORIES

Our inventories consist of the following at:

F- 11

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2015	2014
Raw materials	$-	$32,900

Work-in-process

Provision for loss	-	(32,900)

Total inventory	$-	$-

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of:

	December 31,
	2015	2014

Leasehold improvements	-	15,141

Equipment	69,473	500,821

Software	414,944	758,441

Total	484,417	1,274,403

Less accumulated depreciation and amortization	(484,417)	(1,274,403)

Property and equipment - net	-	-

Property and equipment are depreciated over 3 to 5 years using the straight line, half year convention. The number of years is dependent upon the useful life of the equipment. Depreciation expense was approximately $-0- and $6,000 for the years ended December 31, 2015 and 2014, respectively. Depreciation expense is included in general and administrative expense.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

F- 12

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A certificate of amendment to increase our authorize common stock from 125,000,000 to 500,000,000 shares was filed and accepted and recorded by the Secretary of State of the State of Delaware on March 3, 2016.

Preferred Stock

As of December 31, 2015 and 2014 there were 13,602 and 107,172 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of December 31, 2015 including previously accrued dividends included in our balance sheet are approximately $85,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

F- 13

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In the fourth quarter of 2015, the company purchased 93,570 shares of its Series A Convertible Preferred Stock for approximately $58,000. The company cancelled the shares and returned them to unissued status. The company also reversed approximately $331,000 of accrued dividends payable.

Share-Based Payments

Applied Energetics adopted an Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”) that provides for the grant of any or all of the following types of awards: (1) stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based awards, including restricted stock units, for periods up to 10 years. Stock options granted under the plans are generally for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Options granted to employees will generally vest over two to four years. Most options granted have a contractual life of 5 years from the grant date. Restricted stock granted under the plans to employees generally vest immediately and/or over a period of up to four years. Some restricted stock granted under the plans vest only upon meeting certain departmental or company-wide performance goals. Both restricted stock and options granted to non-employee directors generally vest immediately on the date of grant. We have, from time to time, also granted non-plan options to certain officers, directors and employees. Total stock-based compensation expense for grants to officers, employees and consultants was approximately $-0- and $2,000 for the years ended December 31, 2015 and 2014, respectively, which was charged to general and administrative expense.

At December 31, 2015 and 2014, there were outstanding options to purchase 32,000 and 32,000, respectively, of common stock. There were no unvested restricted stock units outstanding and there were no unvested restricted stock awards outstanding as of December 31, 2015 and December 31, 2014.

The following table sets forth information regarding awards under our 2007 Stock Incentive Plan:

As of December 31, 2015
	Share Grants Approved	Options Outstanding	Restricted Stock Awards Outstanding	Restricted Stock Units Outstanding	Shares Available for Award
2007 Stock Incentive Plan	10,000,000	32,000	-	-	8,343,067
Total		32,000	-	-	8,343,067

F- 14

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On September 10, 2007, the stockholders of Applied Energetics approved the adoption of the company’s 2007 Plan. A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan. Grants from the 2007 Plan can be either service based, where the grant vests with the passage of time, or performance based, where the grant vests based on the attainment of a pre-defined company or departmental goal. We have the practice of issuing new stock to satisfy the exercise of stock options.

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting.

No options were granted in 2015 or 2014.

There are 8,343,067 aggregate shares available for grant from the Stock Incentive Plans as of December 31, 2015. On March 25, 2016 8,000,000 common shares were granted to our Chief Executive Officer and a consultant resulting in 343,067 shares subsequently available for award.

F- 15

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of our stock options for the years ended December 31, 2015, and 2014:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	519,500	$0.47

Granted	-	$-
Exercised	-	$-
Forfeited or expired	(487,500)	$0.46

Outstanding at December 31, 2014	32,000	$0.51

Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding at December 31, 2015	32,000	$0.51

Exercisable at December 31, 2015	32,000	$0.51

As of December 31, 2015 and December 31, 2014, the aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of options outstanding was $0, as the exercise price was greater than the market price. As of December 31, 2015 and 2014, the weighted average remaining contractual life of options outstanding and options exercisable was 0.45 and 1.45 years, respectively. At December 31, 2015, there was $0 of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures.

The following table summarizes the activity of our restricted stock units and restricted stock grants for the years ended December 31, 2015 and 2014:

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2013	7,425	$0.83

Granted	-	$-
Vested	(7,425)	$0.83
Forfeited	-	$-
Unvested at December 31, 2014	-	$-

Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Unvested at December 31, 2015	-	$-

As of December 31, 2015, there was no unrecognized stock-based compensation related to unvested restricted stock, net of estimated forfeitures

Compensation expense recorded for shares and options delivered to non-employee consultants for the years ended December 31, 2015 and 2014 was approximately $0 and $0, respectively.

F- 16

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6– SIGNIFICANT CUSTOMERS

The majority of our customers are either the Government or contractors to the Government and represent -0-% and 82% of our revenue for 2015 and 2014, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2015, we moved and entered into a month-to-month lease agreement to lease office space in Tucson, Arizona.

Rent expense was approximately $12,000 and $37,000 for 2015 and 2014, respectively.

At December 31, 2015, we had approximately $325 in future minimum lease payments due in less than a year.

Guarantees

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2015 and 2014.

Litigation

We may from time to time be involved in legal proceedings arising from the normal course of business.

NOTE 8 – INCOME TAXES

The reconciliation of the difference between income taxes at the statutory rate and the income tax provision for the years ended:

	December 31 ,
	2015	2014

Computed tax at statutory rate	$(76,270)	$(244,401)
State taxes	(13,459)	(49,884)
Change in valuation allowance	89,729	294,285
Other	-	-
Provision (benefit) for taxes	$-	$-

F- 17

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) consist of the following:

	2015	2014
Deferred Tax Assets:
Accruals and reserves	$-	$-
Depreciation and amortization	-	-
Tax credit carryforwards	579,497	579,497
Net operating loss	20,753,940	21,632,884
Goodwill amortization	-	-
ASC 718 stock compensation	-	-
Valuation allowance	(21,333,437)	(22,212,381)
Total deferred tax assets	$-	$-

We believe that sufficient uncertainty exists regarding the future realization of our deferred tax assets and thus a full valuation allowance is required. The valuation allowance for the year ended December 31, 2014 and 2015 increased by approximately $294,000 in 2014 and decreased by $879,000 in 2015 due to changes in deferred tax assets.

As of December 31, 2015, we have cumulative federal and Arizona net operating loss carryforwards of approximately $58.7 million and $12.5 million, respectively, which can be used to offset future income subject to taxes. Federal net operating loss carryforwards begin to expire in 2020. Arizona net operating loss carryforwards begin to expire in 2016. In addition there are federal net operating loss carryforwards is approximately $27.1 million from USHG related to pre-merger losses. We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2015, we had cumulative unused research and development tax credits of approximately $239,000 and $340,000, which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2012, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

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

We have unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at December 31, 2013	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	(261,078)
Balance at December 31, 2014	$9,374,746

Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2015	$9,374,746

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits. If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

F- 18

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The company considers the U.S. and Arizona to be major tax jurisdictions. As of December 31, 2015, for federal tax purposes the tax years 2012, 2013, 2014 and 2015 and for Arizona the tax years 2012 through 2015 remain open to examination. The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2015 and 2014, we had no accrued interest or penalties related to our unrecognized tax benefits.

NOTE 9 –RELATED PARTY

Sale of Fixed Assets and Inventory

As part of the Company’s decision to eliminate its lease obligations by vacating its facilities, certain fully depreciated equipment no longer being utilized, which was purchased over the years 2003 to 2012 in the amount of approximately $303,000, as well as obsolete raw materials inventory with an original cost of $33,000, for which the loss had been fully reserved, was sold to one of the founders of this Company who left the Company in 2009, for $1,000.

NOTE 10 – SUBSEQUENT EVENT

The company’s management has evaluated subsequent events occurring after December 31, 2015, the date of our most recent balance sheet, through the date our financial statements were issued.

On March 25, 2016 the Company entered Teaming and Consulting Agreements with Applied Optical Sciences, Inc. and Stephen McCahon, one of the Company’s founders (the “Consultants”), to reactivate its previous business activities, The Company owns intellectual property that is integral and necessary for the development of Laser Guided Energy and Direct Discharge Electrical products for military and commercial uses (the “Products”) and the Consultants have the facilities and technical knowhow to utilize the company’s intellectual property in the development of the Products. The Parties have agreed to cooperate in the proposal and fulfillment of research and development contracts for branches of the Department of Defense, agencies of the Federal Government and other Defense contractors and other research and development activities relating to lasers.

On March 25, 2016 Mr. Farley was granted 5,000,000 shares of common stock under the 2007 Plan.

In March, 2016 the Company sold 35,000,000 shares of its common stock to Consultants and 20,000,000 common shares to the Chief Executive Officer for $0.001 per share. The difference between the market price and the $.001 par value issuance price, will be recorded as compensation expense, of these 55,000,000 shares issued at the date the board of directors approved such transactions.

A certificate of amendment to the company’s Certificate of Incorporation to increase our authorize common stock from 125,000,000 to 500,000,000 shares was filed and accepted and recorded by the Secretary of State of the State of Delaware on March 3, 2016.

F- 19