Form 10-K/A
period 2015-12-31
APPLIED ENERGETICS, INC.
filed 2016-04-01
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

APPLIED ENERGETICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

Explanatory Note:

Registrant is filing this Amendment No. 1 (this “Amendment”) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the U.S. Securities and Exchange Commission on March 30, 2016 (the “Original Filing”), for the sole purpose to include the XBRL Exhibits. There are no other changes to the Original Filing.

PART I

ITEM 1. BUSINESS

Cautionary Note Concerning Forward-Looking Statements

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as “may”, “believe”, “will”, “expect”, “project”, “anticipate”, “estimates”, “plans”, “strategy”, “target”, “prospects” or “continue”, and words of similar meaning. These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors under Item 1A. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of “blank check” preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors. The designation of preferred stock in the future, the classification of our Board of Directors, its three classes and the rights agreement could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. Moreover, the holders of our outstanding Series A Preferred Stock have a right to put their shares to the company for an amount equal to the liquidation preference of approximately $340,000 plus unpaid dividends (approximately $85,000 as of December 31, 2015), in the event of a change of control. Such right could hinder our ability to sell our assets or merge with another company.

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

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and principal financial officers and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company’s assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of the management and directors of the company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer (“PEO”)and Principal Financial Officer (“PFO”), has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, the PEO and PFO has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Applied Energetics, Inc.

Attention: Compliance Officer

2410 West Ruthrauff road, Suite 140 Q,

Tucson, AZ 85705

Committees of the Board of Directors

Audit Committee

The Audit Committee of the Board of Directors is comprised of Mr. Farley. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews the scope and results of the audit engagement with the independent public accountants, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our Board of Directors has determined that Mr. Farley is an “audit committee financial expert” as defined under Item 407 of Regulation S-K of the SEC. Refer to Item 10 above for Mr. Farley’s qualifications.

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

F- 5

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2013	107,172	$107	91,735,662	$91,736	$79,234,745	$(78,376,653)	$949,935

Stock-based compensation expense	-	-	49,858	49	2,094	-	2,143
Preferred stock dividends	-	-	-	-	-	(200,947)	(200,947)
Net loss for the year ended December 31, 2014	-	-	-	-	-	(718,826)	(718,826)
Balance as of December 31, 2014	107,172	107	91,785,520	91,785	79,236,839	(79,296,426)	32,305

Purchase of preferred stock	(93,570)	(93)	-	-	(57,407)	330,744	273,244
Net loss for the year ended December 31, 2015	-	-	-	-	-	(223,851)	(223,851)
Balance as of December 31, 2015	13,602	$14	91,785,520	$91,785	$79,179,432	$(79,189,533)	$81,698

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

F- 7

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. (“North Star”) (collectively, “company,” “Applied Energetics,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation.

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the liquidation preference (plus any unpaid dividends for periods prior to the dividend payment date immediately preceding the date of conversion by the holder) divided by the conversion price (initially $12.00 per share, subject to adjustment in the event of a stock dividend or split, reorganization, recapitalization or similar event.) If the closing sale price of the common stock is greater than 140% of the conversion price on 20 out of 30 trading days, the company may redeem the Series A Preferred Stock in whole or in part at any time through October 31, 2010, upon at least 30 days’ notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the shares to be redeemed, plus unpaid dividends thereon to, but excluding, the redemption date, subject to certain conditions. In addition, beginning November 1, 2010, the company may redeem the Series A Preferred Stock in whole or in part, upon at least 30 days’ notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the Series A Preferred Stock to be redeemed, plus unpaid dividends thereon to, but excluding, the redemption date, under certain conditions.

If a change of control occurs, each holder of shares of Series A Convertible Preferred Stock that are outstanding immediately prior to the change of control shall have the right to require the corporation to purchase, out of legally available funds, any outstanding shares of Series A Convertible Preferred Stock at the defined purchase price. The purchase price is defined as: per share of Preferred Stock, 101% of the liquidation preference thereof, plus all unpaid and accumulated dividends, if any, to the date of purchase thereof. The purchase price is payable, at the corporation’s option, (x) in cash, (y) in shares of the common stock at a discount of 5% from the fair market value of Common Stock on the Purchase Date (i.e. valued at a 95% discount of the Common Stock on the Purchase Date), or (z) any combination thereof.

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

Guarantees

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director’s and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2015 and 2014.

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