Form 10-Q
period 2016-03-31
APPLIED ENERGETICS, INC.
filed 2016-05-05
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 5, 2016 there were 154,785,520 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$76,426	$136,840
Prepaid expenses and other current assets	16,760	-

Total current assets	93,186	136,840
TOTAL ASSETS	$93,186	$136,840

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$12,257	$-
Accrued expenses - current	36,334	7,063
Accrued dividends	48,079	48,079
Total current liabilities	96,670	55,142

Total liabilities	96,670	55,142

Commitments and contingencies

Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;13,602 shares issued and outstanding at March 31, 2016 and at December 31, 2015	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 154,785,520 and 91,785,520 shares issued and outstanding at March 31, 2016 and at December 31, 2015, respectively	154,785	91,785
Additional paid-in capital	79,179,432	79,179,432
Accumulated deficit	(79,337,715)	(79,189,533)
Total stockholders’ equity (deficit)	(3,484)	81,698
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$93,186	$136,840

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2016	2015

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses
General and administrative	150,744	91,287

Total operating expenses	150,744	91,287

Operating loss	(150,744)	(91,287)

Other income
Gain on asset disposal	-	1,000
Other income	2,543	-
Interest income	19	200
Total other income	2,562	1,200

Net loss	(148,182)	(90,087)

Preferred stock dividends	(8,501)	(66,983)

Net loss attributable to common stockholders	$(156,683)	$(157,070)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	97,488,816	91,785,520

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(148,182)	$(90,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain assets disposal	-	(1,000)
Non-cash stock based compensation expense	58,833	-
Changes in assets and liabilities:
Prepaid expenses, deposits and other assets	(12,593)	15,665
Accounts payable	12,257	15,869
Accrued expenses and deposits	29,271	4,500
Net cash used in operating activities	(60,414)	(55,053)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	-	1,000
Net cash provided by investing activities	-	1,000

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Net decrease in cash and cash equivalents	(60,414)	(54,053)

Cash and cash equivalents, beginning of period	136,840	364,232

Cash and cash equivalents, end of period	$76,426	$310,179

Suplemental Cash Flow Information
Cash paid for interest and taxes	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of March 31, 2016 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month month period ended March 31, 2016, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K. Certain amounts from the 2015 financial statements have been reclassified to conform to the current year presentation.

Liquidity and Management’s Plan

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 2480 W Ruthrauff road, Suite 140 Q, Suite 140 Q, Tucson, Arizona, 85705 and our telephone number is (520) 628-7415.

Starting in the fourth quarter of 2014 and through the first quarter of 2016, the company reported as a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended due to the suspension its previous business activities in October, 2014. The company expects to emerge from for shell company status when it completes a financing sufficient to fund its planned research and development programs.

The company has reactivated its previous business activities pursuant to Teaming and Consulting Agreements with Applied Optical Sciences, Inc. (“AOS”) and Dr. Stephen W. McCahon, Ph.D., one of the company’s founders, a significant shareholder of the company and owner of AOS, who was primarily responsible for development of the Company’s existing Intellectual Property portfolio. AOS has been awarded a Phase 1 contract from the U.S. Navy to develop amplification of USP lasers. The company and AOS will collaborate under the Teaming and Consulting Agreements in the fulfillment of this contract. The company has an option to purchase AOS for $15 million which it expects to exercise when funds are available.

The company owns intellectual property that is integral and necessary for the development of Ultra-Short Pulse (“USP”) Lasers, Laser Guided Energy and Direct Discharge Electrical products for military and commercial applications (the “Products”). AOS and Dr. McCahon have the facilities and technical knowhow to utilize the company’s intellectual property in the development of the Products. The parties have agreed to cooperate in the proposal and fulfillment of research and development contracts for branches of the Department of Defense, agencies of the Federal Government and other Defense contractors and in other research and development activities relating to lasers. We intend to develop the next generation of USP Lasers. The company and AOS have a research and development program for the next stage of LGE development that involves the development of Advanced USP Laser Technologies. These lasers will allow for LGE weapon systems to be mounted on mobile platforms for multiple anti-terrorist missions including counter measures against drones and other hostile inbound objects, counter-improvised explosive devices (“C-IED”) and vehicle stopping, and many others. Importantly, the highly advanced USP Laser technologies required for successful LGE deployment leads to many new and unique laser opportunities in commercial, medical, and military markets. Our goal is to increase the range and power and to decrease the size weight and cost of USP Lasers. We expect to develop very high energy and power scaling USP Lasers that have a very broad range of applicability for Department of Defense, commercial and medical applications. We are in discussions with and expect to team with a major Defense Contractor for co-development and manufacture of military products. We will also team with a leading commercial laser technology manufacturer for co-development of commercial products resulting from our research and development efforts.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2016, the company incurred a net loss of approximately $148,000, had negative cash flows from operations of approximately $60,000 and expects to incur additional future losses due to the reactivation of its business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern unless the company is able to obtain additional financing for its continuing operations. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

As of March 31, 2016, the company had approximately $76,000 in cash and cash equivalents.

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

In January 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 01 Recognition and Measurement of Financial Assets and Financial Liabilities” intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.

The new guidance makes targeted improvements to existing GAAP by: Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income

Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities, eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The company does not expect the adoption of this pronouncement to have an impact on its results of operations or financial position.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

In February 2016, the FASB issued “ASU 2016 – 02 Leases” intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, office equipment and manufacturing equipment.

The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.

Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet.

The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period. The company does not expect the adoption of this pronouncement to have an impact on its results of operations or financial position.

In March 2016, the FASB issued “ASU 2016 – 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees.

The ASU, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows.

The ASU simplifies the following areas to private companies; (a) tax benefits and tax deficiencies with regards to the differences between book and tax deductions, (b) changes in the excess tax benefits classification in the statement of cash flows, (c) make an entity wide accounting policy election for accrual of vested awards verses individual awards, (d) changes in the amount qualifying as an equity award classification subject to statutory tax withholdings, (e) clarification in the classification of shares withheld for statutory tax withholdings on the statement of cash flows.

For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The company does not expect the adoption of this pronouncement to have an impact on its results of operations or financial position.

In April 2016, the FASB issued “ASU 2016 – 10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “ .The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update2014-09 by one year. The company does not expect the adoption of this pronouncement to have an impact on its results of operations or financial position.

2.	SHARE-BASED COMPENSATION

Share-Based Compensation – Directors and Contractors

For the three months ended March 31, 2016 and 2015, share-based compensation expense totaled approximately $59,000 and $-0-, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model.

During the three months ended March 31, 2016, Mr. George P. Farley, the company’s CEO, was granted 5,000,000 shares of common stock under the 2007 Plan, and two contractors were granted a total of 3,000,000 shares of common stock under the 2007 Plan, additionally, no options to purchase stock were granted, exercised, forfeited or expired; no restricted stock units were granted, vested or forfeited; and no restricted stock awards were granted, vested or forfeited. At March 31, 2016, options to purchase 32,000 shares of common stock with an average exercise price of $0.51 per share were outstanding.

3.	SIGNIFICANT CUSTOMERS

Approximately 100% of revenue for the three-month period ended March 31, 2016 was generated from either the U.S. Government or contractors to the U.S. Government. We had no revenue in the three-month period ended March 31, 2015.

4.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months ended March 31, 2016 and 2015, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

	Three months ended March 31,
	2016	2015

Options to purchase common shares	32,000	32,000
Convertible preferred stock	35,422	262,349

Total potentially dilutive securities	67,422	294,349

5.	DIVIDENDS

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

As of March 31, 2016, we had 13,602 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of March 31, 2016 was approximately $94,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

6.	SUBSEQUENT EVENT

The company’s management has evaluated subsequent events occurring after March 31, 2016, the date of our most recent balance sheet, through the date our financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2015.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", “would”, “could”, “should”, "expect", "project", "anticipate", “estimates", “possible”, "plan", "strategy", "target", "prospect" or "continue" and other similar terms and phrases. These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A. (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2015. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

Overview

Starting in the fourth quarter of 2014 and through the first quarter of 2016, the company reported as a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended due to the suspension its previous business activities in October, 2014. The company expects to emerge from shell company status when it completes a financing sufficient to fund its planned research and development programs.

The company has reactivated its previous business activities pursuant to Teaming and Consulting Agreements with Applied Optical Sciences, Inc. (“AOS”) and Dr. Stephen W. McCahon, Ph.D., one of the company’s founders, a significant shareholder of the company and owner of AOS, who was primarily responsible for development of the Company’s existing Intellectual Property portfolio. AOS has been awarded a Phase 1 contract from the U.S. Navy to develop the utilization amplification of USP lasers. The company and AOS will collaborate under the Teaming and Consulting Agreements in the fulfillment of this contract. The company has an option to purchase AOS for $15 million which it expects to exercise when funds are available.

The company owns intellectual property that is integral and necessary for the development of Ultra-Short Pulse (“USP”) Lasers, Laser Guided Energy and Direct Discharge Electrical products for military and commercial applications (the “Products”). AOS and Dr. McCahon have the facilities and technical knowhow to utilize the company’s intellectual property in the development of the Products. The parties have agreed to cooperate in the proposal and fulfillment of research and development contracts for branches of the Department of Defense, agencies of the Federal Government and other Defense contractors and in other research and development activities relating to lasers. We intend to develop the next generation of USP Lasers. The company and AOS have a research and development program for the next stage of LGE development that involves the development of Advanced USP Laser Technologies. These lasers will allow for LGE weapon systems to be mounted on mobile platforms for multiple anti-terrorist missions including counter measures against drones and other hostile inbound objects, counter-improvised explosive devices (“C-IED”) and vehicle stopping, and many others. Importantly, the highly advanced USP Laser technologies required for successful LGE deployment leads to many new and unique laser opportunities in commercial, medical, and military markets. Our goal is to increase the range and power and to decrease the size weight and cost of USP Lasers. We expect to develop very high energy and power scaling USP Lasers that have a very broad range of applicability for Department of Defense, commercial and medical applications. We are in discussions with and expect to team with a major Defense Contractor for co-development and manufacture of military products. We will also team with a leading commercial laser technology manufacturer for co-development of commercial products resulting from our research and development efforts.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015:

	2016	2015

General and administrative	$150,744	$91,287
Other income:
Gain on asset disposal	-	1,000
Other income	2,543	-
Interest income	19	200

Net loss	$(148,182)	$(90,087)

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $59,000 to $151,000 for the three months ended March 31, 2016 compared to $91,000 for the three months ended March 31, 2015. Non-cash compensation represented $59,000 of the variance.

OTHER INCOME

Interest income for the three months ended March 31, 2016 increased from the three months ended March 31, 2015 primarily due to an approximate $3,000 refund from the LGE product line. Gain on asset disposal for the three months ended March 31, 2015 represents gain on disposal of assets.

NET LOSS

Our operations for the three months ended March 31, 2016 resulted in a net loss of approximately $148,000, an increase of approximately $58,000 compared to the $90,000 loss for the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, we had approximately $76,000 of cash and cash equivalents, a decrease of approximately $60,000 from December 31, 2015. During the first three months of 2016 the net cash outflow from operating activities was approximately $60,000. This amount was comprised primarily of our net loss of $148,000 and an increase in prepaid expenses, deposits and other assets of $13,000, partially offset by noncash stock based compensation of $59,000, an increase in our accrued expenses and deposits of $29,000 and an increase in accounts payable of $12,000. Investing activities and financing activities reflected no activity, resulting in net cash outflow of approximately $60,000.

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

BACKLOG OF ORDERS

At May 5, 2016, we had a backlog (workload remaining on signed contracts) of $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of March 31, 2016 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended March 31, 2016, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

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

Date: May 5, 2016

- 13 -