Form 10-Q
period 2016-06-30
APPLIED ENERGETICS, INC.
filed 2016-08-18
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 5, 2016 there were 154,785,520 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,161	$136,840
Prepaid expenses and other current assets	7,680	-
Total current assets	40,841	136,840
TOTAL ASSETS	$40,841	$136,840

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$3,889	$-
Accrued expenses - current	92,576	7,063
Accrued dividends	48,079	48,079
Total current liabilities	144,544	55,142

Total liabilities	144,544	55,142

Commitments and contingencies

Stockholders’ (deficit) equity
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;13,602 shares issued and outstanding at June 30, 2016 and at December 31, 2015	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 154,785,520 and 91,785,520 shares issued and outstanding at June 30, 2016 and at December 31, 2015, respectively	154,785	91,785
Additional paid-in capital	79,179,432	79,179,432
Accumulated deficit	(79,437,934)	(79,189,533)
Total stockholders’ (deficit) equity	(103,703)	81,698
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$40,841	$136,840

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,
	2016	2015

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses
General and administrative	100,227	53,945

Total operating expenses	100,227	53,945

Operating loss	(100,227)	(53,945)

Other income
Interest income	8	92
Total other income	8	92

Net loss	(100,219)	(53,853)

Preferred stock dividends	(8,501)	(66,983)

Net loss attributable to common stockholders	$(108,720)	$(120,836)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	154,785,520	91,785,520

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended June 30,
	2016	2015

Revenue	$-	-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses
General and administrative	250,971	145,232

Total operating expenses	250,971	145,232

Operating loss	(250,971)	(145,232)

Other income
Gain on asset disposal	-	1,000
Other income	2,543	-
Interest income	28	292
Total other income	2,571	1,292

Net loss	(248,400)	(143,940)

Preferred stock dividends	(25,504)	(133,965)

Net loss attributable to common stockholders	$(273,904)	$(277,905)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	94,637,169	91,785,520

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(248,400)	$(143,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain assets disposal	-	(1,000)
Non-cash stock based compensation expense	63,000	-
Changes in assets and liabilities:
Prepaid expenses, deposits and other assets	(7,681)	30,615
Accounts payable	3,889	(4,967)
Accrued expenses and deposits	85,513	3,678
Net cash used in operating activities	(103,679)	(115,614)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	-	1,000
Net cash provided by investing activities	-	1,000

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Net decrease in cash and cash equivalents	(103,679)	(114,614)

Cash and cash equivalents, beginning of period	136,840	364,232

Cash and cash equivalents, end of period	$33,161	$249,618

Supplemental Cash Flow Information
Cash paid for interest and taxes	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of June 30, 2016 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month month period ended June 30, 2016, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K. Certain amounts from the 2015 financial statements have been reclassified to conform to the current year presentation.

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

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2016, the company incurred a net loss of approximately $248,000, had negative cash flows from operations of approximately $104,000 and expects to incur additional future losses due to the reactivation of its business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern unless the company is able to obtain additional financing for its continuing operations. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of June 30, 2016, the company had approximately $33,000 in cash and cash equivalents.

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

Share-Based Compensation – Directors and Contractors

For the six months ended June 30, 2016 and 2015, share-based compensation expense totaled approximately $63,000 and $-0-, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model.

During the six months ended June 30, 2016, Mr. George P. Farley, the company’s CEO, was granted 5,000,000 shares of common stock under the 2007 Plan, and two contractors were granted a total of 3,000,000 shares of common stock under the 2007 Plan. For the six months ended June 30, 2016, 16,000 options to purchase stock expired, additionally, no options to purchase stock were granted, exercised or forfeited; no restricted stock units were granted, vested or forfeited; and no restricted stock awards were granted, vested or forfeited. At June 30, 2016, options to purchase 16,000 shares of common stock with an average exercise price of $0.37 per share were outstanding.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

3.	SIGNIFICANT CUSTOMERS

We had no revenue in the six-month periods ended June 30, 2016 and 2015.

4.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the six months ended June 30, 2016 and 2015, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Six months ended June 30,
	2016	2015

Options to purchase common shares	16,000	32,000
Convertible preferred stock	36,839	267,930

Total potentially dilutive securities	52,839	299,930

5.	DIVIDENDS

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

As of June 30, 2016, we had 13,602 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of June 30, 2016 was approximately $102,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

The company’s management has evaluated subsequent events occurring after June 30, 2016, the date of our most recent balance sheet, through the date our financial statements were issued.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015:

	2016	2015

General and administrative	$100,227	$53,945
Other income:
Interest income	8	92
Net loss	$(100,219)	$(53,853)

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $46,000 to $100,000 for the three months ended June 30, 2016 compared to $54,000 for the three months ended June 30, 2015 primarily due to an increase in professional expenses of $61,000 partially offset by a reductions of $12,000 of supplies, insurance and miscellaneous fees and $4,000 of building expenses.

OTHER INCOME

Interest income for the three months ended June 30, 2016 reduced slightly from the three months ended June 30, 2015 due to our reduced interest bearing balances.

NET LOSS

Our operations for the three months ended June 30, 2016 resulted in a net loss of approximately $100,000, an increase of approximately $46,000 compared to the $54,000 loss for the three months ended June 30, 2015.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015:

	2016	2015
Revenue	$-	$-
Cost of revenue	-	-
General and administrative	250,971	145,232
Other income:
Gain on asset disposal	-	1,000
Other income	2,543	-
Interest income	28	292

Net loss	$(248,400)	$(143,940)

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $106,000 to $251,000 for the six months ended June 30, 2016 compared to $145,000 for the six months ended June 30, 2015 primarily due to an increase in professional and consulting expenses of $83,000 and non-cash compensation of $59,000 partially offset by a reductions of $22,000 of supplies, insurance and miscellaneous fees and $16,000 of building expenses. .

OTHER INCOME

Interest income for the six months ended June 30, 2016 increased from the six months ended June 30, 2015 primarily due to an approximate $3,000 refund from the LGE product line. Gain on asset disposal for the six months ended June 30, 2015 represents gain on disposal of assets.

NET LOSS

Our operations for the six months ended June 30, 2016 resulted in a net loss of approximately $248,000, an increase of approximately $104,000 compared to the $144,000 loss for the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, we had approximately $33,000 of cash and cash equivalents, a decrease of approximately $104,000 from December 31, 2015. During the first six months of 2016 the net cash outflow from operating activities was approximately $104,000. This amount was comprised primarily of our net loss of $248,000 and an increase in prepaid expenses, deposits and other assets of $4,000, partially offset by an increase in our accrued expenses and deposits of $86,000 noncash stock based compensation of $59,000 and an increase in accounts payable of $4,000. Investing activities and financing activities reflected no activity, resulting in net cash outflow of approximately $104,000.

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

BACKLOG OF ORDERS

At August 5, 2016, we had a backlog (workload remaining on signed contracts) of $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of June 30, 2016 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended June 30, 2016, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 18, 2016

- 14 -