Form 10-K
period 2016-12-31
APPLIED ENERGETICS, INC.
filed 2017-03-31
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2016 (the last day of the registrant’s most recently completed second quarter) was approximately $10,549,000.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 29, 2017 was 154,785,520.

APPLIED ENERGETICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

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

Available Information

Applied Energetics, Inc. makes available free of charge on its website at www.appliedenergetics.net its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practical after electronically filing or furnishing such material to the Securities and Exchange Commission (“SEC”).

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

The company is a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As of October 3, 2015, the company suspended its previous business activities.

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

If the reactivation of our former business is successful we will no longer be a “shell Company” but will be classified as a Smaller Reporting Company until our annual revenues exceed $100 million and our public float has a value in excess of $250 million. We achieve significant revenues from our reactivated business.

The U.S. Government has significantly reduced defense spending over the past few years and we have not received any meaningful additional Government funding in 2015 and 2016. We have completed all of our Government contracts and do not have any funded Government contracts for future work. There is no assurance that the Company and its Consultants will obtain meaningful Government Funding.

Scientific Advisory Board

We have formed a Scientific Advisory Board to assist in our Strategic Roadmap Development, expected R&D activities, and to provide a sound technical basis for future teaming, investment, and market analysis. These members have been chosen based upon their areas of subject matter expertise and senior experience levels that span both the D.o.D. and commercial sectors. The members of the Scientific Advisory Board are:

Dr. Gregory Quarles

•	Chief Scientific Officer for The Optical Society (OSA) in Washington, DC.
•	Ph.D. M.S., Physics, University of Oklahoma, 1987.
•	30 years’ experience Optical Physics. Executive and Management Positions. Major Scientific Advisory Boards.
•	100 Publications, 5 Patents issued.

Dr. L. A. Schlie

•	Ph.D. EE , 1970, MSEE, 1966, BSEE, University of Illinois, 1965.
•	40 years’ experience In Optical Physics, Sr. Gov’t Scientist for Directed Energy Weapons.
•	70 journal papers, 2 book chapters and 21 patents.
•	Member of Various Steering Committees for D.o.D., DOE, DARPA, NSF and DHS.
•	Advisor for DoD, DOE, NASA and NSF on laser technology, applications and effects.

Dr. Charles Hale

•	Director of Research and Development, Daylight Solutions.
•	Ph.D. Engineering, Purdue University, 1999, MBA, University of Arizona. 2006.
•	21 years’ experience in engineering and program management in commercial and D.o.D. environments.
•	14 publications, 1 patent issued.

Dr. James Harrison

•	Senior Independent Consultant.
•	Ph.D., M.S., B.S. Electrical Engineering, M.I.T., 1986.
•	30 years’ experience in Lasers, Optical physics, Electronic materials, Program and Executive Management.
•	60 scientific publications; 10 patents issued or pending,

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

Because of the lack of government funding in 2015 and 2016, we have significantly reduced our work force and will have to rely on the consultants for processing and fulfillment of any Government or commercial contracts. There is no assurance that the Company and Consultants will be successful in procuring Government and/or commercial contracts for its reactivated business.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the years ended December 31, 2015 and 2016 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses from operations and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in Government contract activity raise substantial doubt about our ability to continue as a going concern.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their shares of common stock.

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

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of "blank check" preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors. The designation of preferred stock in the future, the classification of our Board of Directors, its three classes and the rights agreement could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. Moreover, the holders of our outstanding Series A Preferred Stock have a right to put their shares to the company for an amount equal to the liquidation preference of approximately $340,000 plus unpaid dividends (approximately $119,000 as of December 31, 2016), in the event of a change of control. Such right could hinder our ability to sell our assets or merge with another company.

The redemption and dividend provisions of our outstanding preferred stock are onerous due to our current financial condition.

The company has redeemed substantially all of its outstanding preferred stock. At March 29, 2017, 13,602 shares were outstanding with a liquidation preference of approximately $340,000 and unpaid dividends of $119,000. As of February 28, 2017, the liquidation preference of our outstanding preferred stock plus unpaid dividends thereon was approximately $468,000. If an event occurs that would require us to redeem the preferred stock, we may not have the required cash to do so.

In addition, our annual dividend payment on the preferred stock is approximately $34,000, which will further deplete our cash. We have not paid the dividends commencing with the quarterly dividend due August 1, 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure no longer continues. Dividends in arrears as of February 28, 2017 was approximately $128,000. These terms may also make it more difficult for us to sell equity securities or complete an acquisition.

We may require additional financing to maintain our reporting requirements and administrative expenses

We have no meaningful revenues and are dependent on our cash on hand to fund the costs associated with the reporting obligations under the Securities Exchange Act of 1934, as amended, and other administrative costs associated with our corporate existence. For the years ended December 31, 2016, 2015 and 2014, we incurred net losses of $492,605, $223,851 and $718,826, respectively. General and administrative expenses include salaries, accounting fees other professional fees and other miscellaneous expenses. We do not expect to generate any revenues unless and until the commencement of business operations. In the event that our available funds prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests.

Management has broad discretion over the selection of our prospective business and business opportunities

Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of our prospective business and business opportunities. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business. The business decisions made by our management may not be successful.

Stockholders may not receive disclosure or information regarding a prospective business and business opportunities

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

We most likely will issue additional securities in conjunction with a business opportunity which will result in a dilution of present stockholder ownership

Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock. As of March 29, 2017, we have 154,785,520 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our company is expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In March, 2017, we have a month-to-month agreement to lease approximately 165 square feet of office space in Tucson, Arizona.

Our aggregate rent expense, including common area maintenance costs, was approximately $4,000 and $12,000 for 2016 and 2015, respectively.

We believe our facilities are adequate for our currently expected level of operations.

See Note 5 to our 2016 Consolidated Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2016.

ITEM 3. LEGAL PROCEEDINGS

Three of the Company’s shareholders commenced an action entitled Superius Securities Group, Inc.et. al. vs George Farley, et.al. (CA No. 2017-0024-VCMR) in the Court of Chancery of the state of Delaware (the “Action”). The complaint asserts that in March 2016, George Farley (‘Farley”), Chairman of the Board of Directors. Farley, as sole director of Applied Energetics, Inc. (“AERG” or the “Company”), acted without proper shareholder approval to amend AERG’s certificate of incorporation to increase the number of its authorized shares of stock from 125 million to 500 million. However, the Complaint acknowledges that the amendment was approved by a majority of AERG’s shareholders in an April 10, 2012 proxy vote. The Complaint makes no allegations that there was any defect in that vote. The proxy for the amendment expressly permitted such an increase in the number of AERG’s authorized shares “for any proper corporate purpose, including, without limitation, in connection with stock splits, stock dividends, sale of our Common Stock, employee stock incentive plan, other stock ownership plans, acquisitions and to engage in other types of capital raises or strategic transactions.”

The Complaint asserts that Farley breached his fiduciary duties of “loyalty, honesty and due care by issuing shares of stock to himself and the Company’s legal counsel at below fair market value, and failing to pursue corporate opportunities allegedly in the best interests of the Company and its stockholders.

The Company believes that the shareholder’s compliant is not meritorious and has filed a memorandum of law in support of a motion to dismiss the shareholder’s complaint in the Chancery Court of the State of Delaware.

We may also from time to time be involved in legal proceedings arising from the normal course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market price per share

Our common stock is currently quoted for trading on the Over the Counter Bulletin Boards and the OTC Pink, trading under the symbol “AERG”. The following table sets forth information as to the price range of our common stock for the period January 1, 2015 through December 31, 2016. No dividends on common stock were declared for these periods.

Quarterly Periods	High	Low
2015
First	0.025	0.0033
Second	0.016	0.0043
Third	0.0069	0.002
Fourth	0.005	0.0017
2016
First	0.013	0.002
Second	0.146	0.012
Third	0.100	0.048
Fourth	0.020	0.017

Holders of Record

As of March 29, 2016, there were approximately 3,388 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

In March 2017, the company issued 2,500,000 shares of common stock in exchange for $62,500 received from five individuals.

Dividends

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock. We paid dividends via the issuance shares of Common Stock on our 6.5% Series A Convertible Preferred Stock in 2011. We paid cash dividends on our 6.5% Series A Convertible Preferred Stock in 2012 and February and May 2013. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of December 31, 2016 and February 28, 2017 were approximately $119,000 and $128,000, respectively. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

Equity Compensation Plan Information

See Item 12.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management discussion and analysis (“MD&A”) together with the risk factors set forth in Item 1A and with our audited Consolidated Financial Statements and Notes thereto included elsewhere herein.

Overview

The company is a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As of October 3, 2015, the company suspended its previous business activities.

Prior to October 3, 2015, the company engaged in the design, development and manufacture of applied energy systems for military and commercial applications and Ultra Short Pulse lasers and high voltage lasers for commercial applications. Prior to October 3, 2015, the company engaged in the design, development and manufacture of applied energy systems for military and commercial applications and Ultra Short Pulse lasers and high voltage lasers for commercial applications.

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

If the reactivation of our former business is successful we will no longer be a “shell company” but will be classified as a Small Reporting Company until our annual revenues from our reactivated business exceed $100 million and the value of our public share float exceeds $250 million.

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

Results of Operations

Our consolidated financial information for the years ending December 31, 2016, and 2015 is as follows:

	2016	2015
General and administrative	$(495,169)	$(225,323)
Other income:
Gain on asset disposal	-	1,000
Other income	2,542	-
Interest income	22	472
Loss before provision for income taxes	(492,605)	(223,851)
Provision for income taxes	-	-
Net loss	$(492,605)	$(223,851)

General and Administrative

General and administrative expenses increased approximately $270,000 to $495,000 for the year ended December 31, 2016 compared to $225,000 for the year ended December 31, 2015. Consulting and professional services increased by approximately $451,000, miscellaneous expense increased by $3,000 and travel related expenses increased by $3,000. Insurance & miscellaneous fees decreased by $39,000 and building related expenses decreased by approximately $17,000.

At December 31, 2016, there were no unrecognized compensation costs related to unvested restricted stock awards.

Other Income

Other income for the year ended December 31, 2016 increased from the year ended December 31, 2015 primarily due to an approximate $3,000 refund from the LGE product line. Net interest income for 2016 was lower by approximately $1,000 from 2015 primarily due to interest income on our bank deposits.

Net Loss

Our operations in 2016 resulted in a net loss of approximately $493,000, an increase of approximately $269,000 compared to the approximately $224,000 million net loss for 2015. Our net loss attributable to common stockholders per common share – basic and diluted remained level at approximately ($0.01) per share.

Trend Discussion

It is too early to determine if efforts to obtain new business under our Teaming and Consulting Agreement will be successful.

Liquidity and Capital Resources

At December 31, 2016, we had approximately $1,000 of cash and cash equivalents, a decrease of approximately $137,000 from December 31, 2015. In 2016, we used approximately $136,000 in operating activities. This amount is comprised primarily of our net loss of $493,000, partially offset by an increase in accrued expenses of $227,000, an increase in accounts payable of $67,000 and noncash stock based compensation expense of $63,000 resulting in net cash outflow of approximately $136,000.

The company’s Board of Directors determined that as of October 3, 2014, the company suspended its current business activities. As a result, the company considers itself to be a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The company is not expected to incur any material costs associated with the suspension of its activities. As of March 29, 2017, our backlog was $ -0-. We have ceased our operations and the board has suspended cash payments of director fees and all employees are to be employed part-time and paid on an hourly basis to preserve cash.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2015 and 2016 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses from operations and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in Government contract activity raise substantial doubt about our ability to continue as a going concern.

Backlog

At December 31, 2016 and 2015, we had a backlog (i.e., work load remaining on signed contracts) of approximately $-0- and $-0-, respectively, to be completed within the twelve months following those dates.

Contractual Obligations:

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2016:

	Payment by Period

	Total	Less than 1 Year

Operating leases	$326	$326

Total	$326	$326

Not included in the above table are the dividends on our Series A Preferred Stock that are approximately $35,000 each year (approximately $9,000 each quarter), assuming no conversion of the outstanding shares of Series A Preferred Stock into shares of common stock.

Operating Leases

We have, in the past, operated in leased premises under operating leases. Total rent expense on premises amounted to approximately $4,000 and $12,000 for 2016 and 2015, respectively.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at an initial rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly. We have not paid dividends commencing with the quarterly dividend due August 1, 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure no longer continues. Dividends in arrears as of February 28, 2016 were approximately $128,000.

The holders of the Series A Preferred Stock have a right to put the stock to the company for an aggregate amount equal to the liquidation preference (approximately $340,000) plus unpaid dividends of $125,000 in the event of a change in control. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. As of December 31, 2016, there were 13,602 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating leases, see Note 7 to the Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the related notes and the Report of Independent Registered Public Accounting Firms thereon, are included in Applied Energetics’ 2016 Consolidated Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Our management, including our Chief Executive Officer (”PEO”)and Principal Financial Officer (“PFO”), has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, the PEO and PFO has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officers and directors:

Name	Age	Principal Position

George P. Farley	78	Chief Executive Officer, Principal Financial Officer and Director

George P. Farley: George P. Farley was designated as our chief executive officer and principal financial officer on March 2, 2016. Mr. Farley, a certified public accountant, has been a member of our Board of Directors since March 2004. Mr. Farley is Chairman of our Audit Committee and also serves as a member of our Compensation Committee. Since 1999, Mr. Farley has operated a consulting practice in which he assists and advises public and private companies in complex financial transactions, on complex accounting and reporting issues and at time providing Chief Financial Officer services. From 2005 until 2015 Mr. Farley was a principle financial advisor to magicJack VocalTec, Ltd and its founder. Through 2007, Mr. Farley served as a Director and a member of the Audit Committee of iCad, Inc. He has also served as a Director and member of the Audit Committee of Preserver Insurance Company, Inc. and Acorn Holdings Corp and as a Director for Olympia Leather Company, Inc. From November 1997 to August 1999, Mr. Farley was a Chief Financial Officer of Talk.com, Inc., which provides telecommunication services. Mr. Farley was also a director of Talk.com, Inc. Mr. Farley joined BDO USA, LLP in 1962 and was a partner at BDO USA, LLP from 1972 to 1995, where he specialized in complex financial transactions including over 100 Initial Public Offerings. He also served as the managing partner of BDO’s Philadelphia Office, National Director of Mergers and Acquisition and established BDO’s valuation practice.

Director Qualifications, Experience and Skills

Our director brings to our Board a wealth of executive leadership experience derived from his service as senior executive and, in many cases, founders of industry or knowledge specific consulting firms or operational businesses. They also offer extensive public company board experience. Our board members has demonstrated strong business acumen and an ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards. When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the company’s business and structure, the Corporate Governance and Nominating Committee and the Board of Directors focused primarily on the information discussed in each of the Directors’ individual biographies set forth above and the specific individual qualifications, experience and skills as described below:

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

Our Code of Ethics and Business Conduct is available at our website at www.appliedenergetics.net/default.aspx/investor-relations, or upon request made to us in writing at the following address, will be provided without charge:

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses, for the periods presented, the compensation for the person who served as our Chief Executive Officer and our Principal Financial Officer for the years ended December 31, 2016, and 2015 (the “Named Executive”). George P. Farley was designated as our Chief Executive Officer and Principal Financial Officer on March 2, 2016 and he did not receive any compensation for the year ended December 31, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Total
George P Farley,	2016	$150,000	$5,000	$155,000
Chief Executive Officer and Principal Financial Officer	2015	$-	$-	$-

(1)	Mr. Farley earned $12,500 per month for 2016, of which $24,500 was paid.
(2)	In March 2016, Mr. Farley was issued 5,000,000 shares of common stock under the 2007 Equity Incentive Plan.

Employment Agreements for Named Executive Officers

None

Director Compensation

Our director did not receive compensation for the year ended December 31, 2016.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2016, none of our executive officers served on the Board of Directors or the Compensation Committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 29, 2017:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 29, 2017 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 154,785,520 shares outstanding on March 29, 2017.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)
George P. Farley	5,000,000	(2)	3.2%
Stephen W. McCahon	17,927,861	(3)	11.6%
Superius Securities Group Inc. Profit Sharing Plan	8,535,997	(4)	5.5%
All directors and executive officers as a group (1 person)	5,000,000		3.2%
* Less than 1%

(1)	Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options held by that person that are exercisable within 60 days of the Record Date.
(2)	Based on information contained in a report on Schedule 13D filed with the SEC on February 24, 2017.
(3)	Based on information contained in a report on Schedule 13D filed with the SEC on February 24, 2017. Based on information known by the company, Mr. McCahon’s address is C/O Applied Optical Sciences, 4595 Palo Verde Rd. Suite 517, Tucson, Arizona 85714.
(4)	Based on information contained in a report on Schedule 13G filed with the SEC on October 29, 2009. The address of Superius Securities Group Inc. Profit Sharing Plan is 94 Grand Ave., Englewood, NJ 07631.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2016:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	$-	343,067
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	343,067

The following is a description of currently open stock option and equity plans.

The 2007 Stock Incentive Plan (“2007 Plan”), which provides for the grant of any or all of the following types of awards: (1) stock options, which may be either incentive stock options or non-qualified stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based awards. A total of 10,000,000 shares of common stock have been reserved for distribution pursuant to the 2007 Plan provided, however, that the maximum number of shares available for award or grant during the first five years of the 2007 Plan shall be an aggregate of 5,000,000 shares; and provided further that the maximum number of shares available for award or grant during any consecutive twelve month period shall be 1,000,000 shares during the first two years of the 2007 Plan and 2,000,000 shares during the third through fifth years of the 2007 Plan. The five-year limitation period ended September 10, 2012. As of December 31, 2016, there were no options to purchase shares were outstanding under this plan, no restricted stock grants remain outstanding under the plan and approximately 1 million shares were available for grant from this plan.

We have, from time to time, also granted non-plan options and other equity-based awards to certain officers, directors, employees and consultants. No inducement grants as defined were made during 2016, nor are any outstanding from previous years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

On February 25th, 2016, the company engaged RBSM LLP as its independent registered public accounting firm for the audit of our financial statements for the year ended December 31, 2016. The following is a summary of the fees billed to the company by its prior independent registered Public Accounting firm, RBSM LLP for professional services rendered for the years ended December 31, 2016 and December 31, 2015.

	2016	2015
Audit fees	$8,500	$-
Audit related fees	-	-
All other fees	-	-
Tax fees	3,250	-

	$11,750	$-

The following is a summary of the fees billed to the company by its prior independent registered public accounting firm, Liggett & Webb P.A. for professional services rendered for the years ended December 31, 2016 and December 31, 2015.

	2016	2015
Audit fees	$2,500	$8,250
Audit related fees	-	-
All other fees	-	-
Tax fees	-	4,000

	$2,500	$12,250

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2017.

APPLIED ENERGETICS, INC.

By	/s/ George P Farley
George P Farley
Director, Chief Executive Officer and Principal Financial Officer

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

805 Third Avenue

14th Floor

New York, NY 10022

212.838-5100

212.838.2676/ Fax

www.rbsmllp.com

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and shareholders

Applied Energetics, Inc.

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.

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

New York, NY

March 31, 2017

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2016	2015

Revenue	$-	$-
Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	495,169	225,323

Total operating expenses	495,169	225,323

Operating loss	(495,169)	(225,323)

Other income
Gain on asset disposal	-	1,000
Other income	2,542	-
Interest income	22	472
Total other income	2,564	1,472

Loss before provision for income taxes	(492,605)	(223,851)

Provision for income taxes	-	-

Net loss	(492,605)	(223,851)

Preferred stock dividends	(34,005)	(34,005)

Net loss attributable to common stockholders	$(526,610)	$(257,856)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	93,207,438	91,785,520

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$680	$136,840
Other assets	312	-
Total current assets	992	136,840

TOTAL ASSETS	$992	$136,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$66,986	$-
Accrued expenses - current	233,833	7,063
Accrued dividends	48,080	48,079
Total current liabilities	348,899	55,142

Total liabilities	348,899	55,142

Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at December 31, 2016 and at December 31, 2015 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 154,785,520 and 91,785,520 shares issued and outstanding at December 31, 2016 and at December 31, 2015, respectively	154,785	91,785
Additional paid-in capital	79,179,432	79,179,432
Accumulated deficit	(79,682,138)	(79,189,533)
Total stockholders’ equity	(347,907)	81,698
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$992	$136,840

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2014	107,172	$107	91,785,520	$91,785	$79,236,839	$(79,296,426)	$32,305

Purchase of preferred stock	(93,570)	(93)	-	-	(57,407)	330,744	273,244
Net loss for the year ended December 31, 2015	-	-	-	-	-	(223,851)	(223,851)
Balance as of December 31, 2015	13,602	$14	91,785,520	$91,785	$79,179,432	$(79,189,533)	$81,698

Stock-based compensation expense	-	-	63,000,000	63,000	-	-	63,000
Net loss for the year ended December 31, 2016	-	-	-	-	-	(492,605)	(492,605)
Balance as of December 31, 2016	13,602	$14	154,785,520	$154,785	$79,179,432	$(79,682,138)	$(347,907)

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(492,605)	$(223,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on equipment disposal	-	(1,000)
Noncash stock based compensation expense	63,000	-
Changes in assets and liabilities:
Prepaid expenses and other assets	(312)	59,305
Accounts payable	66,987	(4,967)
Accrued expenses	226,770	(379)
Net cash used in operating activities	(136,160)	(170,892)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of equipment	-	1,000
Net cash provided by investing activities	-	1,000

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on purchase of preferred stock	-	(57,500)
Net cash used in financing activities	-	(57,500)
Net decrease in cash and cash equivalents	(136,160)	(227,392)
Cash and cash equivalents, beginning of year	136,840	364,232
Cash and cash equivalents, end of year	$680	$136,840

Supplemental Cash Flow Information

Cancellation of preferred stock dividend	$-	$330,744
Cash paid for interest and taxes	$-	$-

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2016, the company incurred a net loss of approximately $493,000, had negative cash flows from operations of $136,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 38,256 and 67,422 for the years ended December 31, 2016 and 2015, respectively.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Authorized Capital Stock

Our authorized capital stock consists of 500,000,000 shares of common stock at a par value of $.001 per share and 2,000,000 shares of preferred stock at a par value of $.001 per share. On April 10, 2012, our stockholders approved an amendment to our certificate of incorporation to increase our authorized common stock from 125,000,000 to 500,000,000 shares at such time as our Board of Directors determined that effecting such amendment will be in the best interests of our company and our stockholders.

A certificate of amendment to increase our authorize common stock from 125,000,000 to 500,000,000 shares was filed and accepted and recorded by the Secretary of State of the State of Delaware on March 3, 2016.

Preferred Stock

As of December 31, 2016 and 2015 there were 13,602 and 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of December 31, 2016 including previously accrued dividends included in our balance sheet are approximately $119,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

Our Series A Preferred Stock has a liquidation preference of $25.00 per Share. The Series A Preferred Stock bears dividends at the rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly. Dividends may be paid in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement and the company’s common stock is listed on a U.S. national securities exchange or the Nasdaq Stock Market at the time of issuance or (iii) any combination of the foregoing. If the company fails to make a dividend payment within five business days following a dividend payment date, the dividend rate shall immediately and automatically increase by 1% from 6.5% of the liquidation preference per offered share of Series A preferred stock to 7.5% of such liquidation preference. If a payment default shall occur on two consecutive dividend payment dates, the dividend rate shall immediately and automatically increase to 10% of the liquidation preference for as long as such payment default continues and shall immediately and automatically return to the Initial dividend rate at such time as the payment default is no longer continuing.

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

Share-Based Payments

Applied Energetics adopted an Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”) that provides for the grant of any or all of the following types of awards: (1) stock options, (2) restricted stock, (3) deferred stock, (4) stock appreciation rights, and (5) other stock-based awards, including restricted stock units, for periods up to 10 years. Stock options granted under the plans are generally for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Options granted to employees will generally vest over two to four years. Most options granted have a contractual life of 5 years from the grant date. Restricted stock granted under the plans to employees generally vest immediately and/or over a period of up to four years. Some restricted stock granted under the plans vest only upon meeting certain departmental or company-wide performance goals. Both restricted stock and options granted to non-employee directors generally vest immediately on the date of grant. We have, from time to time, also granted non-plan options to certain officers, directors and employees. Total stock-based compensation expense for grants to officers, employees and consultants was approximately $63,000 and $-0- for the years ended December 31, 2016 and 2015, respectively, which was charged to general and administrative expense. In March, 2016 the Company sold, in exchange for services, 35,000,000 shares of its common stock to Consultants and 20,000,000 common shares to the Chief Executive Officer for $0.001 per share.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 and 2015, there were outstanding options to purchase -0- and 32,000, respectively, of common stock. There were no unvested restricted stock units outstanding and there were no unvested restricted stock awards outstanding as of December 31, 2016 and December 31, 2015.

The following table sets forth information regarding awards under our 2007 Stock Incentive Plan:

As of December 31, 2016
	Share Grants Approved	Options Outstanding	Restricted Stock Awards Outstanding	Restricted Stock Units Outstanding	Shares Available for Award
2007 Stock Incentive Plan	10,000,000	-	-	-	343,067
Total		-	-	-	343,067

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

No options were granted in 2016 or 2015.

There are 343,067 aggregate shares available for grant from the Stock Incentive Plans as of December 31, 2016.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of our stock options for the years ended December 31, 2016, and 2015:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2014	32,000	$0.51

Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at December 31, 2015	32,000	$0.51

Granted	-	$-
Exercised	-	$-
Forfeited or expired	(32,000)	$0.51
Outstanding at December 31, 2016	-	$-

Exercisable at December 31, 2016	-	$-

As of December 31, 2016 and December 31, 2015, the aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of options outstanding was $0, as the exercise price was greater than the market price. As of December 31, 2016 and 2015, the weighted average remaining contractual life of options outstanding and options exercisable was -0- and 0.45 years, respectively. At December 31, 2016, there was $0 of unrecognized compensation costs related to unvested stock options, net of estimated forfeitures.

There was no activity of our restricted stock units and restricted stock grants for the years ended December 31, 2016 and 2015:

As of December 31, 2016, there was no unrecognized stock-based compensation related to unvested restricted stock, net of estimated forfeitures.

Compensation expense recorded for shares and options delivered to non-employee consultants for the years ended December 31, 2016 and 2015 was approximately $0 and $0, respectively.

NOTE 4– SIGNIFICANT CUSTOMERS

The majority of our customers are either the Government or contractors to the Government and represent -0-% and -0-% of our revenue for 2016 and 2015, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2016, we moved and entered into a month-to-month lease agreement to lease office space in Tucson, Arizona.

Rent expense was approximately $4,000 and $12,000 for 2016 and 2015, respectively.

At December 31, 2016, we had approximately $325 in future minimum lease payments due in less than a year.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2016 and 2015.

Litigation

Three of the Company’s shareholders commenced an action entitled Superius Securities Group, Inc.et. al. vs George Farley, et.al. (CA No. 2017-0024-VCMR) in the Court of Chancery of the state of Delaware (the “Action”), The complaint asserts that in March 2016, George Farley (‘Farley”), Chairman of the Board of Directors, Farley, as sole director of Applied Energetics, Inc. (“AERG” or the “Company”), acted without proper shareholder approval to amend AERG’s certificate of incorporation to increase the number of its authorized shares of stock from 125 million to 500 million. However, the Complaint acknowledges that the amendment was approved by a majority of AERG’s shareholders in an April 10, 2012 proxy vote. The Complaint makes no allegations that there was any defect in that vote. The proxy for the amendment expressly permitted such an increase in the number of AERG’s authorized shares “for any proper corporate purpose, including, without limitation, in connection with stock splits, stock dividends, sale of our Common Stock, employee stock incentive plan, other stock ownership plans, acquisitions and to engage in other types of capital raises or strategic transactions.”

The Complaint asserts that Farley breached his fiduciary duties of “loyalty, honesty and due care by issuing shares of stock to himself and the Company’s legal counsel at below fair market value, and failing to pursue corporate opportunities allegedly in the best interests of the Company and its stockholders.

The Company believes that the shareholder’s compliant is not meritorious and has filed a memorandum of law in support of a motion to dismiss the shareholder’s complaint in the Chancery Court of the State of Delaware.

We may from time to time be involved in legal proceedings arising from the normal course of business.

NOTE 6 – INCOME TAXES

The reconciliation of the difference between income taxes at the statutory rate and the income tax provision for the years ended:

	December 31 ,
	2016	2015

Computed tax at statutory rate	$(181,894)	$(76,270)
State taxes	(27,093)	(13,459)
Change in valuation allowance	208,988	89,729
Other	-	-
Provision (benefit) for taxes	$-	$-

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) consist of the following:

	December 31 ,
	2016	2015
Deferred Tax Assets:
Accruals and reserves	$-	$-
Depreciation and amortization	-	-
Federal tax credit carryforwards	239,098	239,098
State tax credit carryforwards	340,399	340,399
Net operating loss	21,033,083	20,753,940
Goodwill amortization	-	-
ASC 718 stock compensation	-	-
Valuation allowance	(21,612,580)	(21,333,437)
Total deferred tax assets	$-	$-

We believe that sufficient uncertainty exists regarding the future realization of our deferred tax assets and thus a full valuation allowance is required. The valuation allowance for the year ended December 31, 2015 and 2016 decreased by $879,000 in 2015 and increased by $279,000 in 2016 due to changes in deferred tax assets.

As of December 31, 2016, we have cumulative federal and Arizona net operating loss carryforwards of approximately $59.2 million and $5.8 million, respectively, which can be used to offset future income subject to taxes. Federal net operating loss carryforwards begin to expire in 2020. Arizona net operating loss carryforwards begin to expire in 2032. In addition there are federal net operating loss carryforwards is approximately $27.1 million from USHG related to pre-merger losses. We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2016, we had cumulative unused research and development tax credits of approximately $239,000 and $340,000, which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2016, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

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

We have unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at December 31, 2014	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements
Balance at December 31, 2015	$9,635,824

Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2016	$9,635,824

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits. If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The company considers the U.S. and Arizona to be major tax jurisdictions. As of December 31, 2016, for federal tax purposes the tax years 2013, 2014 and 2015 and for Arizona the tax years 2013 through 2016 remain open to examination. The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2016 and 2015, we had no accrued interest or penalties related to our unrecognized tax benefits.

NOTE 7 – SUBSEQUENT EVENT

The company’s management has evaluated subsequent events occurring after December 31, 2016, the date of our most recent balance sheet, through the date our financial statements were issued.

In March 2017, the company issued 2,500,000 shares of common stock in exchange for $62,500 received from five individuals.

In March 2017. The company granted each member of the Scientific Advisory Board options to purchase 2 million shares of $.001 par value common stock at a price of $0.05 per share. These options have a five year term and vest to the extent of 500,000 shares on the first anniversary of the grant and to the extent of 62,500 options per month during the 24 months following the initial vesting date.

The company also granted each member of the Scientific Advisory Board performance options to purchase 1.5 million shares of $0.001 par value common stock at a price of $0.25 per share. These options have a five year term and vest on the date the company has cumulative revenues of $5 million.

