Form 10-Q
period 2017-03-31
APPLIED ENERGETICS, INC.
filed 2017-05-15
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company . See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐
Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐      No ☒

As of May 12, 2017 there were 157,285,520 shares of the issuer’s common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,571	$680
Other assets	312	312
Total current assets	29,883	992
TOTAL ASSETS	$29,883	$992

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable	$68,415	$66,986
Accrued expenses - current	307,959	233,833
Accrued dividends	48,079	48,080
Total current liabilities	424,453	348,899

Total liabilities	424,453	348,899

Commitments and contingencies

Stockholders’ (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;13,602 shares issued and outstanding at March 31, 2017 and at December 31, 2016	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 157,285,520 and 91,785,520 shares issued and outstanding at March 31, 2017 and at December 31, 2016, respectively	157,285	154,785
Additional paid-in capital	79,247,333	79,179,432
Accumulated deficit	(79,799,202)	(79,682,138)
Total stockholders’ (deficit)	(394,570)	(347,907)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$29,883	$992

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2017	2016

Operating expenses
General and administrative	$117,064	$150,744

Total operating expenses	117,064	150,744

Operating loss	(117,064)	(150,744)

Other income
Other income	-	2,543
Interest income	-	19
Total other income	-	2,562

Net loss	(117,064)	(148,182)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(125,565)	$(156,683)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	154,812,993	97,488,816

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,064)	$(148,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation expense	7,901	58,833
Changes in assets and liabilities:
Prepaid expenses, deposits and other assets	-	(12,593)
Accounts payable	1,429	12,257
Accrued expenses and deposits	74,125	29,271
Net cash used in operating activities	(33,609)	(60,414)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	62,500	-
Net cash provided by financing activities	62,500	-

Net increase (decrease) in cash and cash equivalents	28,891	(60,414)

Cash and cash equivalents, beginning of period	680	136,840

Cash and cash equivalents, end of period	$29,571	$76,426

Supplemental Cash Flow Information
Cash paid for interest and taxes	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of March 31, 2017 (collectively, “company,” “Applied Energetics,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month periods ended March 31, 2017, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2017, the company incurred a net loss of approximately $117,000, had negative cash flows from operations of approximately $34,000 and expects to incur additional future losses due to the reactivation of its business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern unless the company is able to obtain additional financing for its continuing operations. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of March 31, 2017, the company had approximately $30,000 in cash and cash equivalents.

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

Share-Based Compensation – Contractors

For the three months ended March 31, 2017 and 2016, share-based compensation expense totaled approximately $8,000 and $59,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table:

	Three months Ended March 31,
	2017	2016
Expected life (years)	5	-
Dividend yield	0%	-
Expected volatility	80%	-
Risk free interest rates	1.97%	-
Weighted average fair value of options at grant date	$0.02980	-

During the three months ended March 31, 2017 the company granted each member of the Scientific Advisory Board options to purchase 2 million shares of $.001 par value common stock at a price of $0.05 per share. These options have a five year term and vest to the extent of 500,000 shares on the first anniversary of the grant and to the extent of 62,500 options per month during the 24 months following the initial vesting date.

During the three months ended March 31, 2017 the company also granted each member of the Scientific Advisory Board performance options to purchase 1.5 million shares of $0.001 par value common stock at a price of $0.25 per share. These options have a five year term and vest on the date the company has cumulative revenues of $5 million.

For the three months ended March 31, 2017, 14,000,000 options to purchase stock were granted, additionally, no options to purchase stock were exercised, expired or forfeited; no restricted stock units were granted, vested or forfeited; and no restricted stock awards were granted, vested or forfeited. At March 31, 2017, options to purchase 14,000,000 shares of common stock were outstanding with a weighted average exercise price of $0.136 with a weighted average remaining contract term of 4.9 years with an aggregate intrinsic value of $-0-. At March 31, 2017 no options were exercisable.

As of March 31, 2017, there was approximately $168,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately five years.

3.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months ended March 31, 2017 and 2016, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

	Three months ended March 31,
	2017	2016

Options to purchase common shares	14,000,000	32,000
Convertible preferred stock	38,965	35,422

Total potentially dilutive securities	14,038,965	37,548

4.	DIVIDENDS

Dividends on Preferred Stock are accrued when the amount and kind of the dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock. The holders of shares of Series A Convertible Preferred Stock are entitled to receive dividends at the initial rate of 6.5% of the liquidation preference per share (the “Initial Dividend Rate”), payable, at the option of the corporation, in cash or shares of common stock or a combination of cash and common stock. Upon the occurrence of the company’s failure to pay dividends in the five business days following a dividend payment date (a “Payment Default”), the dividend rate shall immediately and automatically increase to 7.5% of the liquidation preference per share for as long as such Payment Default continues (or return to the Initial Dividend Rate at such time as such Payment Default no longer continues), and if a Payment Default shall occur on two consecutive Dividend Payment Dates, the dividend rate shall immediately and automatically increase to 10% of the Liquidation Preference for as long as such Payment Default continues and shall immediately and automatically return to the Initial Dividend Rate at such time as the Payment Default is no longer continuing.

As of March 31, 2017, we had 13,602 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of March 31, 2017 was approximately $128,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

5.	EQUITY

During the three months ended March 31, 2017 the company issued 2,500,00 shares of its common stock for $62,500, or $0.025 per share through subscription agreements with three investors.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

6.	LEGAL PROCEEDINGS

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

The Complaint asserts that Farley breached his fiduciary duties of “loyalty, honesty and due care by issuing shares of stock to himself and the Company’s legal counsel at below fair market value, and failing to pursue corporate opportunities allegedly in the best interests of the Company and its stockholders. The Complaint was amended on May 5, 2017 dismissing one defendant and adding no new claims against the remaining defendant.

The Company believes that the shareholder’s compliant is not meritorious and has filed a memorandum of law in support of a motion to dismiss the shareholder’s complaint in the Chancery Court of the State of Delaware.

We may from time to time be involved in legal proceedings arising from the normal course of business.

7.	SUBSEQUENT EVENT

The company’s management has evaluated subsequent events occurring after March 31, 2017, the date of our most recent balance sheet, through the date our financial statements were issued. Where applicable, all material subsequent events have been disclosed in their respective footnotes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2016.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as “may”, “believe”, “will”, “would”, “could”, “should”, “expect”, “project”, “anticipate”, “estimates”, “possible”, “plan”, “strategy”, “target”, “prospect” or “continue” and other similar terms and phrases. These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A. (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2016. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

Overview

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 2480 W Ruthrauff Road, Suite 140 Q, Tucson, Arizona, 85705 and our telephone number is (520) 628-7415.

Starting in the fourth quarter of 2014 and through the first quarter of 2017, the company reported as a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended due to the suspension its previous business activities in October, 2014. The Company has developed a comprehensive research and development program and commenced R&D Activities in April, 2017. Accordingly, the Company is no longer a “shell company” and expects to report as a “smaller reporting company”.

The Company has reactivated its previous business activities pursuant to Teaming and Consulting Agreements with (i) Applied Optical Sciences, Inc. (“AOS”), (ii) Stephen W. McCahon, Ph.D., one of the company’s founders, a significant shareholder of the Company and owner of AOS, who was primarily responsible for development of the Company’s existing Intellectual Property portfolio, and (iii) each of the members of the Scientific Advisory Board. (collectively the “Consultants”).

The members of the Scientific Advisory Board (’SAB”) have agreed to assist in our Strategic Roadmap Development, expected R&D activities, and provide a sound technical basis for future teaming, investment, and market analysis. These members have been chosen based upon their areas of subject matter expertise and senior experience levels that span both the Department of Defense (“DOD”). and commercial sectors

The company is engaged in the design, development of applied energy systems for military and commercial applications and Advanced Ultra Short Pulse lasers and high voltage lasers for commercial applications. Our goal is to increase the energy and power while decreasing the size, weight, and cost of AUSP lasers. We expect to develop very high energy and power scaled AUSP lasers that have a very broad range of applicability for Department of Defense, commercial, and medical applications. Although the current market for AERG’s LGE technology is the U.S. Government, the AUSP technologies will provide numerous platforms for commercial and medical, markets creating a substantially larger product market.

The Company owns intellectual property that is integral and necessary for the development of Laser Guided Energy and Direct Discharge Electrical products for military and commercial uses and the Consultants have the facilities and technical knowhow to utilize the Company’s intellectual property in the development of a next generation of Advanced Ultra-Short Pulse Lasers. The Parties have also agreed to cooperate in the proposal and fulfillment of research and development contracts for branches of the Department of Defense, agencies of the Federal Government and other Defense contractors and in other research and development activities relating to lasers. We are preparing for the next stage of LGE development that involves the development of Advanced USP Laser Technologies. These lasers will allow for LGE weapon systems to be mounted on mobile platforms for multiple Anti-Terrorist missions including Counter Optical Measures, Counter-Improvised Explosive Devices (“C-IED”), Vehicle Stopping, and many others.

We expect to team with a major Defense Contractor for co-development and manufacture of military products. We also intend to team with a leading commercial laser technology manufacturer for co-development of commercial products resulting from our research and development efforts.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016:

	2017	2016

General and administrative	$(117,064)	$(150,744)
Other income:
Other income	-	2,543
Interest income	-	19

Net loss	$(117,064)	$(148,182)

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased approximately $34,000 to $117,000 for the three months ended March 31, 2017 compared to $151,000 for the three months ended March 31, 2016 primarily due to a decrease in professional expenses of $27,000 and a $5,000 reduction of supplies, insurance and miscellaneous fees.

OTHER INCOME

Interest income for the three months ended March 31, 2017 reduced $3,000 from the three months ended March 31, 2016 due to our reduced interest bearing balances.

NET LOSS

Our operations for the three months ended March 31, 2017 resulted in a net loss of approximately $117,000, a decrease of approximately $31,000 compared to the $148,000 loss for the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, we had approximately $30,000 of cash and cash equivalents, an increase of approximately $29,000 from December 31, 2016. During the first three months of 2017 the net cash outflow from operating activities was approximately $34,000. This amount was comprised primarily of our net loss of $117,000 partially offset by an increase in our accrued expenses and deposits of $74,000 as well as noncash stock based compensation of $8,000, investing activities had no activity, and financing activities reflected $63,000 proceeds from the sale of common stock, resulting in net cash inflow of approximately $29,000.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2016 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors’ have noted that our recurring losses from operations and need to raise additional capital to sustain operations raise substantial doubt about our ability to continue as a going concern.

BACKLOG OF ORDERS

At May 5, 2017, we had a backlog (workload remaining on signed contracts) of $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of March 31, 2017 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended March 31, 2017, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By	/s/ George P Farley
George P Farley
Principal Executive Officer and Principal Financial Officer

Date: May 15, 2017

- 13 -