Form 10-Q
period 2017-06-30
APPLIED ENERGETICS, INC.
filed 2017-08-18
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

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

As of August 12, 2017 there were 157,785,520 shares of the issuer’s common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,571	$680
Other assets	312	312
Total current assets	12,883	992
TOTAL ASSETS	$12,883	$992

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable	$83,853	$66,986
Accrued compensation	212,734	108,333
Accrued officer compensation	195,500	125,500
Accrued dividends	48,079	48,080
Total current liabilities	540,166	348,899

Total liabilities	540,166	348,899

Commitments and contingencies

Stockholders’ (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;13,602 shares issued and outstanding at June 30, 2017 and at December 31, 2016	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 157,785,520 and 154,785,520 shares issued and outstanding at June 30, 2017 and at December 31, 2016, respectively	157,785	154,785
Additional paid-in capital	79,280,537	79,179,432
Accumulated deficit	(79,965,619)	(79,682,138)
Total stockholders’ (deficit)	(527,283)	(347,907)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$12,883	$992

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,
	2017	2016

Operating expenses
General and administrative	$166,417	$100,227
Total operating expenses	166,417	100,227

Operating loss	(166,417)	(100,227)

Other income
Interest income	—	8
Total other income	—	8

Net loss	(166,417)	(100,219)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(174,918)	$(108,720)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	157,752,553	154,785,520

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30,
	2017	2016

Operating expenses
General and administrative	$283,481	$250,971

Total operating expenses	283,481	250,971

Operating loss	(283,481)	(250,971)

Other income
Other income	—	2,543
Interest income	—	28
Total other income	—	2,571

Net loss	(283,481)	(248,400)

Preferred stock dividends	(17,003)	(25,504)

Net loss attributable to common stockholders	$(300,484)	$(273,904)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	155,288,282	94,637,169

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(283,481)	$(248,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation expense	41,605	63,000
Changes in assets and liabilities:
Prepaid expenses, deposits and other assets	—	(7,681)
Accounts payable	16,867	3,889
Accrued compensation	174,400	85,513
Net cash used in operating activities	(50,609)	(103,679)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	62,500	—
Net cash provided by financing activities	62,500	—

Net increase (decrease) in cash and cash equivalents	11,891	(103,679)

Cash and cash equivalents, beginning of period	680	136,840

Cash and cash equivalents, end of period	$12,571	$33,161

Supplemental Cash Flow Information
Cash paid for interest and taxes	$—	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of June 30, 2017 (collectively, “company,” “Applied Energetics,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and six-month periods ended June 30, 2017, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2017, the company incurred a net loss of approximately $283,000, had negative cash flows from operations of approximately $51,000 and expects to incur additional future losses due to the reactivation of its business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern unless the company is able to obtain additional financing for its continuing operations. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of June 30, 2017, the company had approximately $13,000 in cash and cash equivalents.

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

Share-Based Compensation – Contractors

For the six months ended June 30, 2017 and 2016, share-based compensation expense totaled approximately $42,000 and $63,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table:

	Six months ended June 30,
	2017	2016
Expected life (years)	5	—
Dividend yield	0%	—
Expected volatility	80%	—
Risk free interest rates	1.97%	—
Weighted average fair value of options at grant date	$0.02980	—

During the six months ended June 30, 2017 the company granted each member of the Scientific Advisory Board options to purchase 2 million shares of $.001 par value common stock at a price of $0.05 per share. These options have a five year term and vest to the extent of 500,000 shares on the first anniversary of the grant and to the extent of 62,500 options per month during the 24 months following the initial vesting date.

During the six months ended June 30, 2017 the company also granted each member of the Scientific Advisory Board performance options to purchase 1.5 million shares of $0.001 par value common stock at a price of $0.25 per share. These options have a five year term and vest on the date the company has cumulative revenues of $5 million.

For the six months ended June 30, 2017, 14,000,000 options to purchase stock were granted, additionally, no options to purchase stock were exercised, expired or forfeited; no restricted stock units were granted, vested or forfeited; and no restricted stock awards were granted, vested or forfeited. At June 30, 2017, options to purchase 14,000,000 shares of common stock were outstanding with a weighted average exercise price of $0.136 with a weighted average remaining contract term of 4.9 years with an aggregate intrinsic value of $-0-. At June 30, 2017 no options were exercisable.

As of June 30, 2017, there was approximately $144,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately four years.

3.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the six months ended June 30, 2017 and 2016, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Six months ended June 30,
	2017	2016

Options to purchase common shares	14,000,000	16,000
Convertible preferred stock	39,673	36,839

Total potentially dilutive securities	14,039,673	52,839

4.	DIVIDENDS

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

As of June 30, 2017, we had 13,602 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of June 30, 2017 was approximately $136,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

During the six months ended June 30, 2017 the company issued 2,500,00 shares of its common stock for $62,500, or $0.025 per share through subscription agreements with three investors. The company also issued 500,000 shares of common stock in April 2017, valued at $10,000 or $0.02 per share, to a consultant for services.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

6.	LEGAL PROCEEDINGS

On August 4, 2017, the previously reported legal proceeding Three of the Company’s shareholders commenced an action entitled Superius Securities Group, Inc.et. al. vs George Farley, et.al. (CA No. 2017-0024-VCMR) in the Court of Chancery of the state of Delaware was dismissed.

We may from time to time be involved in legal proceedings arising from the normal course of business.

7.	SUBSEQUENT EVENT

The company’s management has evaluated subsequent events occurring after June 30, 2017, the date of our most recent balance sheet, through the date our financial statements were issued. Where applicable, all material subsequent events have been disclosed in their respective footnotes..

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as “may”, “believe”, “will”, “would”, “could”, “should”, “expect”, “project”, “anticipate”, “estimates”, “possible”, “plan”, “strategy”, “target”, “prospect” or “continue” and other similar terms and phrases. These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2016. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

Overview

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 2480 W Ruthrauff Road, Suite 140 Q, Tucson, Arizona, 85705 and our telephone number is (520) 628-7415.

Starting in the fourth quarter of 2014 and through the first quarter of 2017, the company reported as a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended due to the suspension its previous business activities in October, 2014. The Company has developed a comprehensive research and development program and commenced R&D Activities in April, 2017. Accordingly, the Company is no longer a “shell company” and is reporting as a “smaller reporting company”.

The Company has reactivated its previous business activities pursuant to Teaming and Consulting Agreements with (i) Applied Optical Sciences, Inc. (“AOS”), (ii) Stephen W. McCahon, Ph.D., one of the company’s founders, a significant shareholder of the Company and owner of AOS, who was primarily responsible for development of the Company’s existing Intellectual Property portfolio, and (iii) each of the members of the Scientific Advisory Board (collectively the “Consultants”).

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016:

	2017	2016

General and administrative	$(166,417)	$(100,227)
Interest income	—	8
Net loss	$(166,417)	$(100,219)

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $66,000 to $166,000 for the three months ended June 30, 2017 compared to $100,000 for the three months ended June 30, 2016 primarily due to an increase in professional expenses of $72,000 partially offset by a $6,000 reduction of supplies, insurance and miscellaneous fees.

INTEREST INCOME

Interest income for the three months ended June 30, 2017 reduced $8 from the three months ended June 30, 2016 due to our reduced interest bearing balances.

NET LOSS

Our operations for the three months ended June 30, 2017 resulted in a net loss of approximately $166,000, an increase of approximately $66,000 compared to the $100,000 loss for the three months ended June 30, 2016.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016:

	2017	2016
General and administrative	$283,481	$250,971
Other income:
Other income	—	2,543
Interest income	—	28

Net loss	$(283,481)	$(248,400)

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $32,000 to $283,000 for the six months ended June 30, 2017 compared to $251,000 for the six months ended June 30, 2016 primarily due to an increase in professional expenses of $45,000 partially offset by a $11,000 reduction of supplies, insurance and miscellaneous fees.

OTHER INCOME

Other income for the six months ended June 30, 2017 reduced $3,000 from the six months ended June 30, 2016 due to our reduced interest bearing balances.

NET LOSS

Our operations for the six months ended June 30, 2017 resulted in a net loss of approximately $283,000, an increase of approximately $35,000 compared to the $248,000 loss for the six months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2017, we had approximately $13,000 of cash and cash equivalents, an increase of approximately $12,000 from December 31, 2016. During the first six months of 2017 the net cash outflow from operating activities was approximately $51,000. This amount was comprised primarily of our net loss of $283,000 partially offset by an increase in our accrued expenses and deposits of $174,000 as well as noncash stock based compensation of $42,000 and accounts payable of $17,000, investing activities had no activity, and financing activities reflected $63,000 proceeds from the sale of common stock, resulting in net cash inflow of approximately $12,000.

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

BACKLOG OF ORDERS

At August 5, 2017, we had a backlog (workload remaining on signed contracts) of $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of June 30, 2017 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended June 30, 2017, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 18, 2017