Form 10-Q
period 2017-09-30
APPLIED ENERGETICS, INC.
filed 2017-11-14
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 12, 2017 there were 157,785,520 shares of the issuer’s common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,521	$680
Other assets	312	312

Total current assets	14,833	992
TOTAL ASSETS	$14,833	$992

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable	$91,363	$66,986
Accrued compensation	245,733	108,333
Accrued officer compensation	223,000	125,500
Notes payable face value $53,000 less $2,549 discount at September 30, 2017	50,451	—
Accrued dividends	48,079	48,080
Total current liabilities	658,626	348,899

Total liabilities	658,626	348,899

Commitments and contingencies

Stockholders’ (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;13,602 shares issued and outstanding at September 30, 2017 and at December 31, 2016	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 157,785,520 and 154,785,520 shares issued and outstanding at September 30, 2017 and at December 31, 2016, respectively	157,785	154,785
Additional paid-in capital	79,344,831	79,179,432
Accumulated deficit	(80,146,423)	(79,682,138)
Total stockholders’ (deficit)	(643,793)	(347,907)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$14,833	$992

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,
	2017	2016

Operating expenses
General and administrative	$180,353	$145,439

Total operating expenses	180,353	145,439

Operating loss	(180,353)	(145,439)

Other income/(expense)
Interest income	—	3
Interest (expense)	(451)	—
Total other income	(451)	3

Net loss	(180,804)	(145,436)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(189,305)	$(153,937)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	157,785,520	154,785,520

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended September 30,
	2017	2016

Operating expenses
General and administrative	$463,834	$396,410

Total operating expenses	463,834	396,410

Operating loss	(463,834)	(396,410)

Other income/(expense)
Other income	—	2,542
Interest income	—	32
Interest (expense)	(451)	—
Total other income	(451)	2,574

Net loss	(464,285)	(393,836)

Preferred stock dividends	(25,504)	(25,504)

Net loss attributable to common stockholders	$(489,789)	$(419,340)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	155,118,854	93,679,681

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(464,285)	$(393,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation expense	65,309	63,000
Warrant expense	40,590	—
Interest expense	279	—
Amortization of financing costs	172	—
Changes in assets and liabilities:
Prepaid expenses, deposits and other assets	—	(2,768)
Accounts payable	24,376	9,843
Accrued compensation	234,900	196,582
Net cash used in operating activities	(98,659)	(127,179)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable net of financing costs	50,000	—
Proceeds from issuance of common stock	62,500	—
Net cash provided by financing activities	112,500	—

Net increase (decrease) in cash and cash equivalents	13,841	(127,179)

Cash and cash equivalents, beginning of period	680	136,840

Cash and cash equivalents, end of period	$14,521	$9,661

Supplemental Cash Flow Information
Cash paid for interest and taxes	$—	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

1.       BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of September 30, 2017 (collectively, “company,” “Applied Energetics,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month and nine month periods ended September 30, 2017, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2017, the company incurred a net loss of approximately $464,000, had negative cash flows from operations of approximately $99,000 and expects to incur additional future losses due to the reactivation of its business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern unless the company is able to obtain additional financing for its continuing operations. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of September 30, 2017, the company had approximately $15,000 in cash and cash equivalents.

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

2.        SHARE-BASED COMPENSATION

Share-Based Compensation – Contractors

For the nine months ended September 30, 2017 and 2016, share-based compensation expense totaled approximately $65,000 and $63,000, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

During the nine months ended September 30, 2017 the company granted each member of the Scientific Advisory Board options to purchase 2 million shares of $.001 par value common stock at a price of $0.05 per share. These options have a five year term and vest to the extent of 500,000 shares on the first anniversary of the grant and to the extent of 62,500 options per month during the 24 months following the initial vesting date.

During the nine months ended September 30, 2017 the company also granted each member of the Scientific Advisory Board performance options to purchase 1.5 million shares of $0.001 par value common stock at a price of $0.25 per share. These options have a five year term and vest on the date the company has cumulative revenues of $5 million.

For the nine months ended September 30, 2017, 14,000,000 options to purchase stock were granted, additionally, no options to purchase stock were exercised, expired or forfeited; no restricted stock units were granted, vested or forfeited; and no restricted stock awards were granted, vested or forfeited. At September 30, 2017, options to purchase 14,000,000 shares of common stock were outstanding with a weighted average exercise price of $0.136 with a weighted average remaining contract term of approximately 4.5 years with an aggregate intrinsic value of $-0-. At September 30, 2017 no options were exercisable.

As of September 30, 2017, there was approximately $121,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately three years.

3.       NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the nine months ended September 30, 2017 and 2016, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Nine months ended September 30,
	2017	2016

Options to purchase common shares	14,000,000	—
Warrants to purchase common shares	1,320,598	—
Convertible preferred stock	40,381	37,548

Total potentially dilutive securities	15,360,979	37,548

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

As of September 30, 2017, we had 13,602 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of September 30, 2017 was approximately $145,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

5.       NOTES PAYABLE

On September 15, 2017 the Company borrowed $53,000 under a convertible note maturing June 20, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the Company’s $0.001 par value common stock after March 24, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 58% of the average of the lowest one day trading price during the twenty trading days preceding the holders notice of conversion. The number of shares issuable on conversion is limited to 4.99% of the Company’s then issued and outstanding Common Stock. The Company at the request of the Note Holder has reserved 36,369,879 shares of its $0.001 common stock for conversion. The Note is prepayable at the Company’s option until the Initial Conversion Date. The following reconciles notes payable as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Note payable - 12% interest payable at maturity June 20, 2018	53,000	—
Financing costs	(3,000)	—
Accrued interest	279	—
Amortization of financing costs	172	—

	50,451	—

On October 18, 2017 the Company borrowed $33,000 under a convertible note maturing July 20, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the Company’s $0.001 par value common stock after April 16, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 58% of the average of the lowest one day trading price during the twenty trading days preceding the holders notice of conversion. The number of shares issuable on conversion is limited to 4.99% of the Company’s then issued and outstanding Common Stock. The Company at the request of the Note Holder has reserved 18,062,397 shares of its $0.001 common stock for conversion. The Note is prepayable at the Company’s option until the Initial Conversion Date.

6.       EQUITY

During the nine months ended September 30, 2017 the company issued 2,500,00 shares of its common stock for $62,500, or $0.025 per share through subscription agreements with three investors. The company also issued 500,000 shares of common stock in April 2017, valued at $10,000 or $0.02 per share, to a consultant for services.

In September, 2017, Company borrowed $53,000 under a convertible note maturing June 20, 2018. The Company issued the note holder warrants to purchase 1,320,598 shares of it’s $0.001 par value common stock at an exercise price of $0.0301, The Warrants are exercisable at any time over a 7 year period commencing on the date of issuance.

7.       LEGAL PROCEEDINGS

On August 4, 2017, the previously reported legal proceeding Three of the Company’s shareholders commenced an action entitled Superius Securities Group, Inc.et. al. vs George Farley, et.al. (CA No. 2017-0024-VCMR) in the Court of Chancery of the state of Delaware was dismissed.

We may from time to time be involved in legal proceedings arising from the normal course of business.

8.       SUBSEQUENT EVENT

The company’s management has evaluated subsequent events occurring after September 30, 2017, the date of our most recent balance sheet, through the date our financial statements were issued. Where applicable, all material subsequent events have been disclosed in their respective footnotes..

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

The members of the Scientific Advisory Board (‘SAB”) have agreed to assist in our Strategic Roadmap Development, expected R&D activities, and provide a sound technical basis for future teaming, investment, and market analysis. These members have been chosen based upon their areas of subject matter expertise and senior experience levels that span both the Department of Defense (“DOD”). and commercial sectors

The company is engaged in the design, development of applied energy systems for military and commercial applications and Advanced Ultra Short Pulse lasers and high voltage lasers for commercial applications. Our goal is to increase the energy and power while decreasing the size, weight, and cost of AUSP lasers. We expect to develop very high energy and power scaled AUSP lasers that have a very broad range of applicability for Department of Defense, commercial, and medical applications. Although the current market for AERG’s LGE technology is the U.S. Government, the AUSP technologies will provide numerous platforms for commercial and medical, markets creating a substantially larger product market.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016:

	2017	2016

General and administrative	$(180,353)	$(145,439)
Other income/(expense):
Interest income	—	3
Interest (expense)	(451)	—

Net loss	$(180,804)	$(145,436)

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $35,000 to $180,000 for the three months ended September 30, 2017 compared to $145,000 for the three months ended September 30, 2016 primarily due to an increase of professional expenses of $39,000 partially offset by a decrease in supplies, insurance and miscellaneous fees of $4,000.

NET LOSS

Our operations for the three months ended September 30, 2017 resulted in a net loss of approximately $181,000, an increase of approximately $36,000 compared to the $145,000 loss for the three months ended September 30, 2016.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016:

	2017	2016
General and administrative	$(463,834)	$(396,410)
Other income/(expense):
Other income	—	2,542
Interest income	—	32
Interest (expense)	(451)	—

Net loss	$(464,285)	$(393,836)

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $68,000 to $464,000 for the nine months ended September 30, 2017 compared to $396,000 for the nine months ended September 30, 2016 primarily due to an increase in professional expenses of $84,000 partially offset by a $15,000 reduction of supplies, insurance and miscellaneous fees, and a $2,000 reduction in building costs.

OTHER INCOME

Other income for the nine months ended September 30, 2017 reduced $3,000 from the nine months ended September 30, 2016 due to our reduced interest bearing balances.

NET LOSS

Our operations for the nine months ended September 30, 2017 resulted in a net loss of approximately $464,000, an increase of approximately $70,000 compared to the $394,000 loss for the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2017, we had approximately $15,000 of cash and cash equivalents, an increase of approximately $14,000 from December 31, 2016. During the first nine months of 2017 the net cash outflow from operating activities was approximately $99,000. This amount was comprised primarily of our net loss of $464,000 partially offset by an increase in our accrued expenses and deposits of $235,000, noncash stock based compensation of $65,000, warrant expense of $41,000 and accounts payable of $24,000, investing activities had no activity, and financing activities reflected $63,000 proceeds from the sale of common stock and $50,000 proceeds from a note payable, resulting in net cash inflow of approximately $14,000.

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

BACKLOG OF ORDERS

At November 9, 2017, we had a backlog (workload remaining on signed contracts) of $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of September 30, 2017 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended September 30, 2017, there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

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

Date: November 14, 2017