Form 10-K
period 2017-12-31
APPLIED ENERGETICS, INC.
filed 2018-04-17
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2017 (the last day of the registrant’s most recently completed second quarter) was approximately $6,891,000.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of April 16, 2018 was 164,028,230.

APPLIED ENERGETICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

Available Information

Applied Energetics, Inc. (“company,” “Applied Energetics,” “AERG,” “we,” “our” or “us”). makes available free of charge on its website at www.appliedenergetics.net its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practical after electronically filing or furnishing such material to the Securities and Exchange Commission (“SEC”).

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

On March 9, 2018 new management for Applied Energetics, Inc was put in place by the shareholders. Since that time management has undertaken a series of activities focusing on the reconstitution of the company. The executive team has developed a short-term action plan to address immediate issues in order to establish a corporate foundation to begin to build its strategic direction for the company. Immediate priorities of the company include:

1)       Assessing and publishing the status and nature of AERG’s current intellectual property rights and making that information available to shareholders.

2)       Recapitalization of the company and addressing outstanding debt currently on the company’s balance sheet.

3)       Corporate due diligence on previous company financial and stock transactions with particular attention on large dilutive events, including issuance of shares that were registered on the company’s Registration Statement on Form S-1 and as executive compensation from March 2, 2015.

4)       Reestablishment of formal communications to shareholders including quarterly communications, meetings, and phone calls.

5)       Effectively using the AERG Scientific Advisory Board (SAB) with emphasis on building corporate brand awareness and participation in industry events.

6)       Continuing to build a corporate leadership team with strong industry experience and relationships to assist in market pursuits and business development.

7)       Launching a targeted business development effort to engage the US Government and its existing teaming partners and communicate the value of AERG’s intellectual property and corporate capabilities.

AERG’s executive team is committed to providing updates with respect to the nature and timing of events listed above. AERG’s immediate goal will be to leverage the current strength of its patent portfolio and its executive team’s experience in this market to develop a product road map that enables AERG to engage with clients on existing and new technologies.

Starting in the fourth quarter of 2014 and through the first quarter of 2017, the company reported as a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended due to the suspension of its previous business activities in October, 2014. The company has developed a comprehensive research and development program and commenced R&D Activities in April, 2017. Accordingly, the company is no longer a “shell company” and is reporting as a “smaller reporting company”.

AERG has reactivated its previous business activities pursuant to Teaming and Consulting Agreements with (i) Applied Optical Sciences, Inc. (“AOS”), (ii) Stephen W. McCahon, Ph.D., one of the company’s founders, a significant stockholder of the company and owner of AOS, who was primarily responsible for development of the company’s existing Intellectual Property portfolio, and (iii) each of the members of the Scientific Advisory Board.

The members of the Scientific Advisory Board (‘SAB”) have agreed to assist in our Strategic Roadmap Development, expected R&D activities, and provide a sound technical basis for future teaming, investment, and market analysis. These members have been chosen based upon their areas of subject matter expertise and senior experience levels that span both the Department of Defense (“DOD”) and commercial sectors.

AERG owns intellectual property that is integral and necessary for the development of Ultra-Short Pulse (“USP”) Lasers, Laser Guided Energy (“LGE”) and Direct Discharge Electrical products for military and commercial applications. AERG owns 40 patents of which 10 are classified by the DOD. The classified patents have no expiration date until such time as they are no longer classified after that they will have the normal 17-year patent protection.

We are in discussions with and expect to team with a major Defense Contractor for co-development and manufacture of military products. We will also anticipate teaming with a leading commercial laser technology manufacturer for co-development of commercial products resulting from our research and development efforts.

Applied Optical Sciences

AOS and Dr. McCahon have the facilities and together with the SAB, the technical knowhow to utilize the company’s intellectual property in the development of a next generation of Ultra-Short Pulse Lasers (“Advanced Ultra-Short Pulse Lasers” or “AUSP Lasers”). The parties have agreed to cooperate in the company’s research and development activities and in the proposal and fulfillment of research and development contracts for branches of the DOD, agencies of the federal government and other defense contractors and in other research and development activities relating to lasers. The company and AOS have a research and development program for the next stage of LGE development that involves the development of AUSP Laser Technologies. These laser technologies are designed to eventually allow for LGE weapon systems to be mounted on mobile platforms for multiple anti-terrorist missions including counter measures against Improvised Explosive Devices (“IED”), vehicle stopping, and many others. Importantly, the AUSP laser technologies required for successful LGE deployment leads to many new and unique emerging market opportunities in the commercial, medical, and other military applications.

AOS was founded in April 2010 to focus on the long-term research and development of advanced optical materials, photonic devices, Ultra-Short Pulse (USP) lasers and their applications. AOS is self-funded by Dr. McCahon. AOS has made significant investments to establish an approximately 3500 sq. ft. R&D facility that is divided into the three primary areas, Photonic devices, Ultra-Short Pulse (USP) laser development, Optical Thin Films and Material Science. AOS funded R&D activities have resulted in numerous proprietary advanced concepts and technical knowhow.  Recently AOS executed advanced USP laser hardware development under DOD funding using existing AOS proprietary concepts. Additionally, AOS has prepared laboratory space and hardware, and is re-configuring existing developmental testbeds in order to apply its proprietary technical knowledge to High Energy and Average Power USP lasers that will support the continued development of the company’s Laser Guided Energy technologies. This will allow for an immediate start on the Company’s R&D plan without significant capital investment or staffing.

Scientific Advisory Board

The members of the Scientific Advisory Board are:

Dr. Gregory Quarles

●	Chief Scientific Officer for The Optical Society (OSA) in Washington, DC.
●	Ph.D. M.S., Physics, University of Oklahoma, 1987.
●	30 years’ experience Optical Physics, Executive and Management Positions and Major Scientific Advisory Boards.
●	100 Publications, 5 Patents issued.

Dr. L. A. Schlie

●	Ph.D. EE , 1970, MSEE, 1966, BSEE, University of Illinois, 1965.
●	40 years’ experience In Optical Physics, Sr. Gov’t Scientist for Directed Energy Weapons.
●	70 journal papers, 2 book chapters and 21 patents.
●	Member of Various Steering Committees for DoD, DOE, DARPA, NSF and DHS.
●	Advisor for DoD, DOE, NASA and NSF on laser technology, applications and effects.

Dr. Charles Hale

●	Director of Research and Development, Daylight Solutions.
●	Ph.D. Engineering, Purdue University, 1999, MBA, University of Arizona. 2006.
●	21 years’ experience in engineering and program management in commercial and DoD environments.
●	14 publications, 1 patent issued.

Dr. James Harrison

●	Senior Independent Consultant.
●	Ph.D., M.S., B.S. Electrical Engineering, M.I.T., 1986.
●	30 years’ experience in Lasers, Optical Physics, Electronic materials, Program and Executive Management.
●	60 scientific publications; 10 patents issued or pending,

Path Forward

Our goal is to increase the energy and power while decreasing the size, weight, and cost of USP lasers. We expect to develop very high energy and power scaled USP lasers that have a very broad range of applicability for Department of Defense, commercial, and medical applications. Although the historical market for AERG’s LGE technology is the U.S. Government, the AUSP technologies will provide numerous platforms for commercial and medical, markets creating a substantially larger product market.

Employees

As of March 29, 2018, we had no employees, and we retain a consultant who is paid on an hourly basis.

ITEM 1A. RISK FACTORS

Future results of operations of Applied Energetics involve a number of known and unknown risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to those risks set forth below:

Risk Related to Our Company

Our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report accompanying our financial statements, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2017 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses from operations and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in Government contract activity raise substantial doubt about our ability to continue as a going concern.

Our business has generated no revenues during the past two fiscal years and had a net operating loss during each period.

For each of the Company’s fiscal years ended December 31, 2017 and 2016, we had no revenues, and we had net operating losses of $752,260 and $495,169 for fiscal years 2017 and 2016, respectively. We can give no assurances that our planned operations will generate revenues in the future or whether any such revenues will result in profitability.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	The basis on which the broker or dealer made the suitability determination; and
●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction

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

As of April 16, 2018, we had outstanding approximately 164 million shares of common stock. Approximately 94 million of our shares are currently freely trading without restriction under the Securities Act of 1933, and 70 million having been held by their holders for over one year and will be eligible for sale under Rule 144(k) of the Securities Act after April 27, 2018, which is one year after the company exited shell company status.

Provisions of our corporate charter documents could delay or prevent change of control.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of “blank check” preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors. The designation of preferred stock in the future, the classification of our Board of Directors, its three classes and the rights agreement could make it difficult for third parties to gain control of our Company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. Moreover, the holders of our outstanding Series A Preferred Stock have a right to put their shares to the Company for an amount equal to the liquidation preference of approximately $340,000 plus unpaid dividends (approximately $153,000 as of December 31, 2017), in the event of a change of control. Such right could hinder our ability to sell our assets or merge with another Company.

The redemption and dividend provisions of our outstanding preferred stock are onerous due to our current financial condition.

The Company has redeemed substantially all of its outstanding preferred stock. At December 31, 2017, 13,602 shares were outstanding with a liquidation preference of approximately $340,000 and unpaid dividends of $153,000. As of February 1, 2018, the liquidation preference of our outstanding preferred stock plus unpaid dividends thereon was approximately $502,000. If an event occurs that would require us to redeem the preferred stock, we may not have the required cash to do so.

In addition, our annual dividend payment on the preferred stock is approximately $34,000, which will further deplete our cash. We have not paid the dividends commencing with the quarterly dividend due August 1, 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure no longer continues. Dividends in arrears as of February 28, 2018 were approximately $162,000. These terms may also make it more difficult for us to sell equity securities or complete an acquisition.

We may require additional financing to maintain our reporting requirements and administrative expenses

We have no meaningful revenues and are dependent on our cash on hand to fund the costs associated with the reporting obligations under the Securities Exchange Act of 1934, as amended, and other administrative costs associated with our corporate existence. For the years ended December 31, 2017, 2016 and 2015, we incurred net losses of $790,046, $492,605 and $223,851, respectively. General and administrative expenses include salaries, accounting fees other professional fees and other miscellaneous expenses. We do not expect to generate any revenues unless and until the commencement of business operations. In the event that our available funds prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests.

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

Stockholders may not receive disclosure or information regarding a prospective business and business opportunities

As of the date of this annual report, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. Management is not required to and may not provide stockholders with disclosure or information regarding any prospective business opportunities. Moreover, a prospective business opportunity may not result in a benefit to stockholders or prove to be more favorable to stockholders than any other investment that may be made by stockholders and investors.

Restrictions on the reliance of rule 144 by shell companies or former shell companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company;
●	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
●	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and
●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, pursuant to Rule 144, stockholders who receive our restricted securities in a business combination may not be able to sell our shares without registration for up to one year after we have completed the business combination.

We may issue additional securities in conjunction with a business opportunity which will result in a dilution of present stockholder ownership

Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock. As of April 16, 2018, we have 164,028,230 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company is expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

We depend on the recruitment and retention of qualified personnel, and failure to attract and retain such personnel could seriously harm our business.

Due to the specialized nature of our businesses, our future performance is highly dependent upon the continued services of our key engineering and scientific personnel. To the extent we obtain Government contracts or significant commercial contracts our prospects depend upon our ability to attract and retain qualified engineering, scientific and manufacturing personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel could seriously harm our business, results of operations and financial condition. Additionally, since the majority of our business involves technologies that are classified due to national security reasons, we must hire U.S. Citizens who have the ability to obtain a security clearance. This further reduces our potential labor pool.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In March, 2018, we have a month-to-month agreement to lease approximately 190 square feet of office space in Tucson, Arizona.

Our aggregate rent expense, including common area maintenance costs, was approximately $4,000 and $4,000 for 2017 and 2016, respectively.

We believe our facilities are adequate for our currently expected level of operations.

See Note 5 to our 2017 Consolidated Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2017.

ITEM 3. LEGAL PROCEEDINGS

We may, from time to time, be involved in legal proceedings arising from the normal course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market price per share

Our common stock is currently quoted for trading on the Over the Counter Bulletin Boards and the OTC Pink, trading under the symbol “AERG”. The following table sets forth information as to the price range of our common stock for the period January 1, 2016 through December 31, 2017. No dividends on common stock were declared for these periods.

Quarterly Periods	High	Low
2016
First	$0.01	$0.00
Second	$0.15	$0.01
Third	$0.10	$0.05
Fourth	$0.02	$0.02
2017
First	$0.06	$0.02
Second	$0.10	$0.03
Third	$0.07	$0.03
Fourth	$0.06	$0.02

Holders of Record

As of April 16, 2018, there were approximately 343 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

In March 2017, the company issued 2,500,000 shares of common stock in exchange for $62,500 received from five individuals. In April 2017, the company issued 500,000 shares of common stock for services.

On December 4, 2017 we entered into a financial services agreement with BMA Securities for which, on January 26, 2018, we issued 5,000,000 shares of stock valued at $150,000.

On January 24, 2018, we issued 1,242,710 shares of common stock in settlement of invoices valued at $38,524.26 with a vendor.

Dividends

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock. We paid dividends via the issuance shares of Common Stock on our 6.5% Series A Convertible Preferred Stock in 2011. We paid cash dividends on our 6.5% Series A Convertible Preferred Stock in 2012 and February and May 2013. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of December 31, 2017 and February 28, 2018 were approximately $153,000 and $162,000, respectively. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

Equity Compensation Plan Information

See Item 12.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management discussion and analysis (“MD&A”) together with the risk factors set forth in Item 1A and with our audited Consolidated Financial Statements and Notes thereto included elsewhere herein.

Overview

Starting in the fourth quarter of 2014 and through the first quarter of 2017, the Company reported as a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended due to the suspension of its previous business activities in October, 2014. The Company has developed a comprehensive research and development program and commenced R&D Activities in April, 2017. Accordingly, the Company is no longer a “shell company” and is reporting as a “smaller reporting company”.

AERG has reactivated its previous business activities pursuant to Teaming and Consulting Agreements with (i) Applied Optical Sciences, Inc. (“AOS”), (ii) Stephen W. McCahon, Ph.D., one of the Company’s founders, a significant stockholder of the Company and owner of AOS, who was primarily responsible for development of the Company’s existing Intellectual Property portfolio, and (iii) each of the members of the Scientific Advisory Board.

The members of the Scientific Advisory Board (‘SAB”) have agreed to assist in our Strategic Roadmap Development, expected R&D activities, and provide a sound technical basis for future teaming, investment, and market analysis. These members have been chosen based upon their areas of subject matter expertise and senior experience levels that span both the Department of Defense (“DOD”) and commercial sectors.

AERG owns intellectual property that is integral and necessary for the development of Ultra-Short Pulse (“USP”) Lasers, Laser Guided Energy (“LGE”) and Direct Discharge Electrical products for military and commercial applications. AERG owns 40 patents of which 10 are classified by the DOD. The classified patents have no expiration date until such time as they are no longer classified after that they will have the normal 17-year patent protection.

We are in discussions with and expect to team with a major Defense Contractor for co-development and manufacture of military products. We will also anticipate teaming with a leading commercial laser technology manufacturer for co-development of commercial products resulting from our research and development efforts.

Path Forward

Our goal is to increase the energy and power while decreasing the size, weight, and cost of USP lasers. We expect to develop very high energy and power scaled USP lasers that have a very broad range of applicability for Department of Defense, commercial, and medical applications. Although the historical market for AERG’s LGE technology is the U.S. Government, the AUSP technologies will provide numerous platforms for commercial and medical, markets creating a substantially larger product market.

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

Results of Operations

Our consolidated financial information for the years ending December 31, 2017, and 2016 is as follows:

	2017	2016
General and administrative	$(752,260)	$(495,169)
Other income/(expense):
Other income	-	2,542
Interest income	-	22
Interest (expense)	(37,786)	-
Loss before provision for income taxes	(790,046)	(492,605)
Provision for income taxes	-	-
Net loss	$(790,046)	$(492,605)

General and Administrative

General and administrative expenses increased approximately $257,000 to $752,000 for the year ended December 31, 2017 compared to $495,000 for the year ended December 31, 2016. Consulting and professional services increased by approximately $271,000 and travel related expenses increased by $4,000. Insurance & miscellaneous fees decreased by $18,000 and building related expenses decreased by approximately $2,000.

At December 31, 2017, there were no unrecognized compensation costs related to unvested restricted stock awards.

Other Income/(expense)

Other income for the year ended December 31, 2017 decreased from the year ended December 31, 2016 approximately $3,000 primarily due to a refund from the LGE product line in 2016. Interest expense for 2017 was higher by approximately $38,000 from 2016 primarily due to amortization of the notes payable beneficial conversion factor and higher levels of debt.

Net Loss

Our operations in 2017 resulted in a net loss of approximately $790,000, an increase of approximately $297,000 compared to the approximately $493,000 million net loss for 2016. Our net loss attributable to common stockholders per common share – basic and diluted remained level at approximately ($0.01) per share.

Trend Discussion

It is too early to determine if efforts to obtain new business under our Teaming and Consulting Agreement will be successful.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2017, the company incurred a net loss of approximately $790,000, had negative cash flows from operations of $200,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

The Company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the Company’s efforts will be successful. No assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the Company will be successful in its effort to secure additional equity financing.

The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At December 31, 2017, we had approximately $3,000 of cash and cash equivalents, an increase of approximately $2,000 from December 31, 2016. In 2017, we used approximately $200,000 in operating activities, comprised primarily of our net loss of $790,000, partially offset by an increase in accrued expenses of $449,000, noncash stock based compensation expense of $89,000, amortization of notes payable beneficial conversion factor of $32,000 and an increase of accounts payable of $14,000. We had approximately $203,000 provided by financing activities comprised of $140,000 provided from the issuance of notes payable and $63,000 provided from the issuance of common stock for cash. All this resulted in a net cash inflow of approximately $2,000.

As of April 16, 2018, our backlog was $ -0-. .

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2016 and 2017 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses from operations and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in Government contract activity raise substantial doubt about our ability to continue as a going concern.

On April 27, 2017, the company filed a Registration Statement on Form S-1, as subsequently amended, with the Securities and Exchange Commission in which we registered 99,000,000 shares of common stock, 50,000,000 for the company and 49,530,068 on behalf of selling securityholders, including a founder of the company. The Registration Statement was declared effective on November 13, 2017. On March 15, 2018, new management of the company, having determined that it did not wish to pursue funding through the Registration Statement and that it wished to examine the issuance of the shares listed therein on behalf of selling securityholders, amended the Registration Statement to deregister all unsold shares thereunder. This amendment was declared effective as of March 28, 2018. Management continues to evaluate possible sources of funding for the company.

Contractual Obligations:

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2017:

	Payment by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Notes payable	$-	$-	$-	$-	$-
Operating leases	$326	$326	$-	$-	$-

Total	$326	$326	$-	$-	$-

Not included in the above table are the dividends on our Series A Preferred Stock that are approximately $35,000 each year (approximately $9,000 each quarter), assuming no conversion of the outstanding shares of Series A Preferred Stock into shares of common stock.

Operating Leases

We have, in the past, operated in leased premise under an operating lease. Total rent expense on premises amounted to approximately $4,000 and $4,000 for 2017 and 2016, respectively.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at an initial rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly. We have not paid dividends commencing with the quarterly dividend due August 1, 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure no longer continues. Dividends in arrears as of February 28, 2018 were approximately $162,000.

The holders of the Series A Preferred Stock have a right to put the stock to the company for an aggregate amount equal to the liquidation preference (approximately $340,000) plus unpaid dividends of $159,000 in the event of a change in control. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. As of December 31, 2017, there were 13,602 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating lease, see Note 7 to the Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the related notes and the Report of Independent Registered Public Accounting Firms thereon, are included in Applied Energetics’ 2017 Consolidated Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and principal financial officers and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company’s assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of the management and directors of the company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer (”CEO”) and Principal Financial Officer (“PFO”), has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, the PEO and PFO has concluded that our internal control over financial reporting was not effective as of December 31, 2017. A number of transactions were required to be processed after the company’s books had been finalized.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officers and directors:

Name	Age	Principal Position	Director, Term expiring in

Bradford T. Adamczyk	48	Director	Three years

Jonathan R. Barcklow	34	Director	Two years

Thomas C. Dearmin	60	Director and Acting Chief Executive Officer	One years

George P. Farley	79	Former Chief Executive Officer, Principal Financial Officer and Director

Messrs. Adamczyk, Barcklow and Dearmin joined the Board in March 2018.

Mr. Farley departed from the Board in March, 2018.

Bradford T. Adamczyk: Mr. Adamczyk was elected as a company director on March 8, 2018. Mr. Adamczyk has over 20 years of experience in investments and financial analysis. Currently, he is the founder and portfolio manager of MoriahStone Investment Management, started in 2013. MoriahStone Investment Management specializes in both public equities and small-cap private companies. Prior to founding MoriahStone, he was a senior securities analyst at Columbus Circle Investors in Stamford, CT, where he focused on technology investments, including software and the internet. Mr. Adamczyk also worked at a New York-based investment fund, Williamson McAree Investment Partners, covering technology, retail, energy and other growth opportunities. Mr. Adamczyk started his financial career at Morgan Stanley after receiving his MBA from the University of Michigan. He received his undergraduate degree from Western Michigan University, graduating Magna Cum Laude.

Jonathan R. Barcklow: Mr. Barcklow was elected as a company director on March 8, 2018. Mr. Barcklow has over 12 years of experience in advisory and management consulting services in federal defense and civilian agencies. He has spent his career in consulting services with both PriceWaterhouseCoopers and KPMG, LLP. Since 2010, Mr. Barcklow has served as a Director in KPMG’s Federal Advisory Services Practice and has led KPMG’s Digital Innovation Service Line for its Federal Practice. Mr. Barcklow also serves as the account lead for some of KPMG’s Department of Defense strategy contracts. Over his career, Mr. Barcklow has been a consultant for a number of federal agencies, including the Department of Veterans Affairs, Department of Homeland Security, Federal Emergency Management Agency, National Science Foundation, Department of the Navy, Marine Corp, Defense Logistics Agency, Office of the Secretary of Defense, and the Deputy Chief Management Office. His work primarily focuses on large-scale strategic transformations, technology and innovation, including big data, advanced analytics, digital experience, blockchain, and Internet of Things (IoT), as well as financial management and compliance. Mr. Barcklow is Mr. Dearmin’s nephew.

Thomas C. Dearmin: Mr. Dearmin was elected as a company director and Acting Chief Executive Officer on March 8, 2018. Mr. Dearmin has over 30 years of experience in compound semi-conductor opto-electronic technology. Since January 2013, Mr. Dearmin has served as the President and Chief Executive Officer of SCS Energy Solutions, a provider of solar energy, LED lighting and energy storage solutions to commercial customers. Mr. Dearmin is experienced in, among other things, novel laser and compound semi-conductor technology, which is the foundation of various LED and SSD technologies. He has experience in establishing and operating compound semi-conductor manufacturing plants. Mr. Dearmin is Mr. Barcklow’s uncle.

George P. Farley: George P. Farley was designated as our chief executive officer and principal financial officer from March 2, 2016 to March 8, 2018. Mr. Farley, a certified public accountant, has been a member of our Board of Directors from March 2004 to March 8, 2018. Mr. Farley was Chairman of our Audit Committee and also served as a member of our Compensation Committee. Since 1999, Mr. Farley has operated a consulting practice in which he assists and advises public and private companies in complex financial transactions, on complex accounting and reporting issues and at time providing Chief Financial Officer services. From 2005 until 2015 Mr. Farley was a principle financial advisor to magicJack VocalTec, Ltd and its founder. Through 2007, Mr. Farley served as a Director and a member of the Audit Committee of iCad, Inc. He has also served as a Director and member of the Audit Committee of Preserver Insurance Company, Inc. and Acorn Holdings Corp and as a Director for Olympia Leather Company, Inc. From November 1997 to August 1999, Mr. Farley was a Chief Financial Officer of Talk.com, Inc., which provides telecommunication services. Mr. Farley was also a director of Talk.com, Inc. Mr. Farley joined BDO USA, LLP in 1962 and was a partner at BDO USA, LLP from 1972 to 1995, where he specialized in complex financial transactions including over 100 Initial Public Offerings. He also served as the managing partner of BDO’s Philadelphia Office, National Director of Mergers and Acquisition and established BDO’s valuation practice.

Directors Qualifications, Experience and Skills

Our directors bring to our Board a wealth of executive leadership experience derived from his service as senior executive and, in many cases, founders of industry or knowledge specific consulting firms or operational businesses. They also offer extensive public company board experience. Our board members has demonstrated strong business acumen and an ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards. When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the company’s business and structure, the Corporate Governance and Nominating Committee and the Board of Directors focused primarily on the information discussed in each of the Directors’ individual biographies set forth above and the specific individual qualifications, experience and skills as described below:

●	Mr. Adamczyk’s qualifications as a director include his expertise in finance and his experience working with other companies to overcome near-term financial or strategic challenges.
●	Mr. Barcklow’s qualifications as a director include his experience in management consulting and his knowledge of the defense industry and government contracting.
●	Mr. Dearmin’s qualifications as a director include his experience serving as a chief or senior executive officer of technology companies, his familiarity with the Company and its technologies through his previous positions at the Company and Ionatron, Inc. and his knowledge of the defense industry.

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

Applied Energetics, Inc.

Attention: Compliance Officer

2410 West Ruthrauff Road, Suite 140 Q,

Tucson, AZ 85705

Committees of the Board of Directors

Audit Committee

The new members of the board of directors are in the process of determining committee assignments, are reviewing any relevant requirements and expect to report the assignments when they are made. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews the scope and results of the audit engagement with the independent public accountants, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls.

Compensation Committee

The new members of the board of directors are in the process of determining committee assignments, are reviewing any relevant requirements and expect to report the assignments when they are made. The committee is responsible for establishing and maintaining executive compensation practices designed to encourage company profitability and enhance long-term shareholder value.

Nominating and Corporate Governance Committee

The new members of the board of directors are in the process of determining committee assignments, are reviewing any relevant requirements and expect to report the assignments when they are made. The Committee is responsible for establishing and maintaining corporate governance practices designed to aid the long-term success of Applied Energetics and effectively enhance and protect shareholder value.

Strategic Planning Committee

The new members of the board of directors are in the process of determining committee assignments, are reviewing any relevant requirements and expect to report the assignments when they are made. The Committee is responsible for providing oversight to establish strategic direction for the company, develop with Company management and recommend to the Board a short and long-term strategic plan for the company, periodically review and update the plan, investigate and review merger, acquisition, joint venture and other business combination and strategic opportunities and to provide oversight for monitoring and executing strategies.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses, for the periods presented, the compensation for the person who served as our Chief Executive Officer and our Principal Financial Officer for the years ended December 31, 2017, and 2016 (the “Named Executive”). George P. Farley was designated as our Chief Executive Officer and Principal Financial Officer from March 2, 2016 to March 8, 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Total
George P Farley,	2017	$150,000	$-	$150,000
Chief Executive Officer and Principal Financial Officer	2016	$150,000	$5,000	$155,000

(1)	Mr. Farley earned $12,500 per month for 2017 and 2016, of which $45,000 was paid in 2017 and $24,500 was paid in 2016.
(2)	In March 2016, Mr. Farley was issued 5,000,000 shares of common stock under the 2007 Equity Incentive Plan.

Employment Agreements for Named Executive Officers

None

Director Compensation

Our director did not receive compensation for the year ended December 31, 2017.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2017, none of our executive officers served on the Board of Directors or the Compensation Committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of April 16, 2018:

●	each of our directors and executive officers;
●	all directors and executive officers of ours as a group; and
●	each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock.

Unless otherwise indicated, the address of each beneficial owner is in care of Applied Energetics, 2480 W Ruthrauff Road, suite 140 Q, Tucson, Arizona 85705. Unless otherwise indicated, the company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of April 16, 2018 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 164,028,230 shares outstanding on April 16, 2018.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)
Thomas C Dearmin	2,612,724	(2)	1.6%
Bradford T Adamczyk	1,235,081	(2)	0.8%
Stephen W. McCahon	17,927,861	(3)	10.9%
AnneMarieCo, LLC	20,000,000	(5)	12.2%
Stein Riso Mantel McDonough, LLP	10,000,000	(5)	6.1%
Superius Securities Group Inc. Profit Sharing Plan	8,535,997	(4)	5.2%

All directors and executive officers as a group (1 person)	3,847,805		2.3%

* Less than 1%

(1)	Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options held by that person that are exercisable within 60 days of the Record Date.
(2)	Based on information contained in a Form 3 filed with the SEC on March 16, 2018.
(3)	Based on information contained in a report on Schedule 13D filed with the SEC on February 24, 2017. Based on information known by the Company, Mr. McCahon’s address is C/O Applied Optical Sciences, 4595 Palo Verde Rd. Suite 517, Tucson, Arizona 85714
(4)	Based on information contained in a report on Schedule 13G filed with the SEC on October 29, 2009. The address of Superius Securities Group Inc. Profit Sharing Plan is 94 Grand Ave., Englewood, NJ 07631.
(5)	Based on information contained in a report on Schedule 13D filed with the SEC on April 4, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have an active equity compensation plan. We have, from time to time, also granted non-plan options and other equity-based awards to certain officers, directors, employees and consultants. No inducement grants as defined were made during 2017, nor are any outstanding from previous years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2017.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

On February 25, 2016, the company engaged RBSM LLP as its independent registered public accounting firm for the audit of our financial statements for the year ended December 31, 2016. On January 4, 2018, the company engaged RBSM LLP as its independent registered public accounting firm for the audit of our financial statements for the year ended December 31, 2017. The following is a summary of the fees billed to the company by its prior independent registered Public Accounting firm and RBSM LLP for professional services rendered for the years ended December 31, 2017 and December 31, 2016.

19

	2017	2016
Audit fees	$32,500	$8,500
Audit related fees	-	-
All other fees	-	-
Tax fees	3,500	3,250

	$36,000	$11,750

The following is a summary of the fees billed to the company by its prior independent registered public accounting firm, Liggett & Webb P.A. for professional services rendered for the year ended December 31, 2016.

2016
Audit fees	$2,500
Audit related fees	-
All other fees	-
Tax fees	-

$2,500

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April 2018.

APPLIED ENERGETICS, INC.

By	/s/ Thomas C Dearmin
Thomas C Dearmin
Director, Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 17th day of April, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Bradford T. Adamczyk	Director
Bradford T. Adamczyk

/s/ Jonathan R. Barcklow	Director
Jonathan R. Barcklow

/s/ Thomas C. Dearmin	Director
Thomas C. Dearmin

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

F- 1

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Applied Energetics, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2016.

New York, NY

April 17, 2018

F- 2

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2017	2016

Revenue	$-	$-
Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	752,260	495,169
Total operating expenses	752,260	495,169

Operating loss	(752,260)	(495,169)

Other income
Other income	-	2,542
Interest income	-	22
Interest expense	(37,786)	-
Total other income	(37,786)	2,564

Loss before provision for income taxes	(790,046)	(492,605)

Provision for income taxes	-	-

Net loss	(790,046)	(492,605)

Preferred stock dividends	(34,005)	(34,005)

Net loss attributable to common stockholders	$(824,051)	$(526,610)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	155,034,836	93,207,438

See accompanying notes to consolidated financial statements.

F- 3

APPLIED ENERGETICS, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$2,764	$680
Other assets	312	312
Total current assets	3,076	992

TOTAL ASSETS	$3,076	$992

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$80,743	$66,986
Accrued compensation	266,480	108,333
Accrued officer compensation	230,500	125,500
Notes payable, net of unamortized discount of $102,219	53,097	-
Accrued expenses	185,927	-
Accrued dividends	48,079	48,080
Total current liabilities	864,826	348,899

Total liabilities	864,826	348,899

Commitments and contingencies

Stockholders’ deficit
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at December 31, 2017 and at December 31, 2016 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 157,785,520 and 154,785,520 shares issued and outstanding at December 31, 2017 and at December 31, 2016, respectively	157,785	154,785
Additional paid-in capital	79,452,635	79,179,432
Accumulated deficit	(80,472,184)	(79,682,138)
Total stockholders’ deficit	(861,750)	(347,907)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,076	$992

See accompanying notes to consolidated financial statements.

F- 4

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2015	13,602	$14	91,785,520	$91,785	$79,179,432	$(79,189,533)	$81,698

Stock-based compensation expense	-	-	63,000,000	63,000	-	-	63,000
Net loss for the year ended December 31, 2016	-	-	-	-	-	(492,605)	(492,605)
Balance as of December 31, 2016	13,602	14	154,785,520	154,785	79,179,432	(79,682,138)	(347,907)

Stock-based compensation expense	-	-	-	-	79,013	-	79,013
Shares issues for services	-	-	500,000	500	9,500	-	10,000
Sale of common stock	-	-	2,500,000	2,500	60,000	-	62,500
Beneficial conversion factor on notes payable	-	-	-	-	124,690	-	124,690
Net loss for the year ended December 31, 2017	-	-	-	-	-	(790,046)	(790,046)
Balance as of December 31, 2017	13,602	$14	157,785,520	$157,785	$79,452,635	$(80,472,184)	$(861,750)

See accompanying notes to consolidated financial statements.

F- 5

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(790,046)	$(492,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense	89,013	63,000
Amortization of beneficial conversion factror	31,941	-
Interest expense	3,316	-
Amortization of financing costs	2,529	-
Changes in assets and liabilities:
Prepaid expenses and other assets	-	(312)
Accounts payable	13,757	66,987
Accrued expenses	449,074	226,770
Net cash used in operating activities	(200,416)	(136,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	62,500	-
Proceeds from note payable net of financing costs	140,000	-
Net cash provided by financing activities	202,500	-
Net increase/(decrease) in cash and cash equivalents	2,084	(136,160)
Cash and cash equivalents, beginning of year	680	136,840
Cash and cash equivalents, end of year	$2,764	$680

Supplemental Cash Flow Information
Cash paid for interest and taxes	$-	$-

See accompanying notes to consolidated financial statements.

F- 6

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION OF BUSINESS, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. (“North Star”) (collectively, “company,” “Applied Energetics,” “AERG”, “we,” “our” or “us”). All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2017, the company incurred a net loss of approximately $790,000, had negative cash flows from operations of $200,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

The company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the company’s efforts will be successful. No assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying consolidated financial statements do not include any adjustments that might result should the company be unable to continue as a going concern.

In order to improve the company’s liquidity, the company’s management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the company will be successful in its effort to secure additional equity financing.

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

F- 7

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition under the percentage of completion method of contract accounting, the valuation of inventory, carrying amounts of long-lived assets, valuation assumptions for share-based payments and measurements of income tax assets and liabilities, valuation of debt discount related to beneficial conversion features.

F- 8

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 15,361,688 and 38,256 for the years ended December 31, 2017 and 2016, respectively.

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

F- 9

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant Concentrations and Risks

We maintain cash balances at a commercial bank and, at times, balances exceed FDIC limits. Substantially all of our accounts receivable are with agents or departments of the US Federal Government which, although concentrated in one group of common entities, does not expose us to significant credit risk.

NOTE 2 – NEW ACCOUNTING STANDARDS

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The company is currently evaluating the impact this standard will have on its disclosures and presentation of instruments with down round features and the impact it will have on the company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity about which changes to the terms or conditions of a share-based payment award require the application of modification accounting. Specifically, ASU 2017-09 clarifies that changes to the terms or conditions of an award should be accounted for as a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The company does not expect the adoption of ASU 2017-09 to significantly impact its accounting for share-based payment awards, as changes to awards’ terms and conditions subsequent to the grant date are unusual and infrequent in nature.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual period beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The company does not expect this standard to have a material impact have on the company’s financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect this standard to have a material impact on the Company’s financial statements.

In October 2016, the FASB issued ASU 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the exception in existing guidance which defers the recognition of the tax effects of intra-entity asset transfers other than inventory until the transferred asset is sold to a third party. Rather, the amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period. The company is currently assessing the impact of this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted for all entities. The company is currently evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on January 1, 2017 and the Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standard Codification (“ASC”) 605, (Topic 605), and most industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods therein. In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”. Entities have the choice to adopt these updates using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of these standards recognized at the date of the adoption. We will adopt the new standard on January 1, 2018 and while our evaluation remains preliminary, and we expect at this time to institute this under the modified retrospective approach, the company does not expect the adoption to have a material impact.

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting. The amendments in the ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years and should be applied prospectively upon the effective date. Early adoption is permitted. The Company does not expect this standard to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on September 1, 2019 using a modified retrospective approach. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the company’s financial position, results of operations or cash flows.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

On September 15, 2017 the company borrowed $53,000 under a convertible note maturing June 20, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the company’s $0.001 par value common stock after March 24, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 58% of the average of the lowest one day trading price during the twenty trading days preceding the holders notice of conversion. The number of shares issuable on conversion is limited to 4.99% of the company’s then issued and outstanding common stock. The company at the request of the note holder has reserved 36,369,879 shares of its $0.001 common stock for conversion. The note can be prepaid at the company’s option until the Initial Conversion Date. The company issued the note holder warrants to purchase 1,320,598 shares of it’s $0.001 par value common stock at an exercise price of $0.0301, The Warrants are exercisable at any time over a 7 year period commencing on the date of issuance. The company calculated a beneficial conversion factor of $53,000 on this note against which approximately $21,000 was amortized.

On October 18, 2017 the company borrowed $33,000 under a convertible note maturing July 20, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the company’s $0.001 par value common stock after April 16, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 58% of the average of the lowest one day trading price during the twenty trading days preceding the holders notice of conversion. The number of shares issuable on conversion is limited to 4.99% of the company’s then issued and outstanding common stock. The company at the request of the note holder has reserved 18,062,397 shares of its $0.001 common stock for conversion. The note can be prepaid at the company’s option until the Initial Conversion Date. The company calculated a beneficial conversion factor of approximately $24,000 on this note against which $6,000 was amortized.

On November 16, 2017 the company borrowed $38,000 under a convertible note maturing August 20, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the company’s $0.001 par value common stock after May 16, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 58% of the average of the lowest one day trading price during the twenty trading days preceding the holders notice of conversion. The number of shares issuable on conversion is limited to 4.99% of the company’s then issued and outstanding common stock. The company at the request of the Note Holder has reserved 20,716,914 shares of its $0.001 common stock for conversion. The note can be prepaid at the company’s option until the Initial Conversion Date. The company calculated a beneficial conversion factor of approximately $28,000 on this note against which $5,000 was amortized.

F- 10

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 27, 2017 the company borrowed $28,000 under a convertible note maturing September 20, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the company’s $0.001 par value common stock after April 16, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 58% of the average of the lowest one day trading price during the twenty trading days preceding the holders notice of conversion. The number of shares issuable on conversion is limited to 4.99% of the company’s then issued and outstanding common stock. The company at the request of the note holder has reserved 17,164,750 shares of its $0.001 common stock for conversion. The note can be prepaid at the company’s option until the Initial Conversion Date. The company calculated a beneficial conversion factor of approximately $20,000 on this note against which $1,000 was amortized.

The following reconciles notes payable as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Convertible notes payable	$152,000	$-
Financing costs	(12,000)	-
Accrued interest	3,316	-
Amortization of financing costs	2,529	-
Beneficial conversion factor	(124,689)
Amortization of beneficial conversion factor	31,941

	$53,097	$-

NOTE 4 – STOCKHOLDERS’ DEFICIT

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

Preferred Stock

As of December 31, 2017 and 2016 there were 13,602 and 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of December 31, 2017 including previously accrued dividends included in our balance sheet are approximately $153,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

F- 11

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

F- 12

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Payments

We currently do not have an active equity compensation plan. We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was approximately $89,000 and $63,000 for the years ended December 31, 2017 and 2016, respectively, which was charged to general and administrative expense.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model applying the assumptions in the following table:

	For the year ended December 31,
	2017	2016
Expected life (years)	5	-
Dividend yield	0%	-
Expected volatility	80%	-
Risk free interest rates	1.97%	-
Weighted average fair value of options at grant date	$0.0298	-

During the year ended December 31, 2017 the company granted each member of the Scientific Advisory Board options to purchase 2 million shares of $.001 par value common stock at a price of $0.05 per share. These options have a five year term and vest to the extent of 500,000 shares on the first anniversary of the grant and to the extent of 62,500 options per month during the 24 months following the initial vesting date.

During the year ended December 31, 2017 the company also granted each member of the Scientific Advisory Board performance options to purchase 1.5 million shares of $0.001 par value common stock at a price of $0.25 per share. These options have a five year term and vest on the date the company has cumulative revenues of $5 million.

For the year ended December 31, 2017, 14,000,000 options to purchase stock were granted, additionally, no options to purchase stock were exercised, expired or forfeited. For the year ended December 31, 2016, 32,000 options to purchase stock were expired, additionally, no options to purchase stock were exercised, forfeited or granted. There was no activity of our restricted stock units and restricted stock grants for the years ended December 31, 2017 and 2016.

As of December 31, 2017 options to purchase 14,000,000 shares of common stock were outstanding with a weighted average exercise price of $0.136 with a weighted average remaining contract term of approximately 4.24 years, with an aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of options outstanding was $0, as the exercise price was greater than the market price. At December 31, 2017 no options were exercisable.

As of December 31, 2016, options to purchase -0- shares of common stock were outstanding with a weighted average exercise price of -0- with a weighted average remaining contract term of approximately -0- years with an aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of options outstanding was $0, as the exercise price was greater than the market price. At December 31, 2016 no options were exercisable.

At December 31, 2016, there were no outstanding options to purchase common stock. There were no unvested restricted stock units outstanding and there were no unvested restricted stock awards outstanding.

F- 13

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 and December 31, 2016, there was approximately $97,000 and -0-, respectively, of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately 2.25 and -0- years, respectively.

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting.

No options were granted in 2016.

The following table summarizes the activity of our stock options for the years ended December 31, 2017, and 2016:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	32,000	$0.51

Granted	-	$-
Exercised	-	$-
Forfeited or expired	(32,000)	$0.51
Outstanding at December 31, 2016	-	$-

Granted	14,000,000	$0.14
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at December 31, 2017	14,000,000	$0.14

Exercisable at December 31, 2017	-	$-

As of December 31, 2017 and December 31, 2016 there was no unrecognized stock-based compensation related to unvested restricted stock, net of estimated forfeitures.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2016, we moved and entered into a month-to-month lease agreement to lease office space in Tucson, Arizona.

Rent expense was approximately $4,000 and $4,000 for 2017 and 2016, respectively.

At December 31, 2017, we had approximately $325 in future minimum lease payments due in less than a year.

F- 14

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director's and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2017 and 2016.

Litigation

On August 4, 2017, the previously reported legal proceeding entitled Superius Securities Group, Inc.et. al. vs George Farley, et.al. (CA No. 2017-0024-VCMR) in the Court of Chancery of the state of Delaware was dismissed.

We may from time to time be involved in legal proceedings arising from the normal course of business.

NOTE 6 – INCOME TAXES

An analysis of the difference between the expected federal income tax for the years ended December 31, 2017 and 2016, and the effective income tax rate is as follows:

	2017		2016

Taxes calculated at federal rate	$(247,062)	35.0%	$(181,894)	35.0%
State income tax, net of federal benefit	(36,800)	5.5%	(27,093)	5.5%
Change in Valuation Allowance	283,862	-40.5%	208,987	-40.5%
Provision (benefit) for taxes	$-	0%	$-	0%

Tax effects of temporary differences at December 31, 2017 and December 31, 2016 are as follows:

	December 31 ,
	2017	2016
Noncurrent deferred tax assets (liabilities):
Deferred Tax Assets
Federal tax credit carryforwards	$239,007	$239,098
State tax credit carryforwards	340,399	340,399
Net operating loss	12,731,005	21,033,083
Total Deferred Tax Assets	$13,310,411	$21,612,580

Valuation allowance	(13,310,411)	(21,612,580)

Net deferred tax / (liabilities)	$-	$-

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. During the year ended December 31, 2017, the deferred tax assets and the valuation allowance both decreased by $8,259,000 as a result of the reduction in the Federal income tax rate from 35% to 21%. The remaining reduction in the valuation allowance was a result of current year tax loss.

As of December 31, 2017 and 2016, we have cumulative federal and Arizona net operating loss carryforwards of approximately $59.0 million and $5.3 million, respectively, which can be used to offset future income subject to taxes. Federal net operating loss carryforwards begin to expire in 2020. Arizona net operating loss carryforwards begin to expire in 2032. In addition there are federal net operating loss carryforwards is approximately $27.1 million from USHG related to pre-merger losses. We also have pre-merger federal capital loss carryforwards of approximately $520,000.

F- 15

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, we had cumulative unused research and development tax credits of approximately $239,000 and $340,000, which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2016, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

Utilization of our USHG pre-merger net operating loss carryforwards and tax credits is subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” (“TCJA”), which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system.

The TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing on January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. The Company’s preliminary estimate of the TCJA and the remeasurement of its deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of its tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting TCJA may require further adjustments and changes to the Company’s estimates. The final determination of TCJA and the remeasurement of the Company’s deferred tax assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA.

We have unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at December 31, 2015	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements
Balance at December 31, 2016	$9,635,824

Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2017	$9,635,824

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits. If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

The company considers the U.S. and Arizona to be major tax jurisdictions. As of December 31, 2017, for federal tax purposes the tax years 2013, 2014, 2015, 2016 and 2017 for Arizona the tax years 2013 through 2017 remain open to examination. The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2017 and 2016, we had no accrued interest or penalties related to our unrecognized tax benefits.

NOTE 7 – SUBSEQUENT EVENT

On January 8, 2018 the company borrowed $105,000 under a convertible note maturing August 28, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the company’s $0.001 par value common stock after April 27, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 55% of the lowest one day trading price during the twenty trading days preceding the holders notice of conversion. The number of shares issuable on any conversion is limited to 4.99% of the company’s then issued and outstanding common stock. The note holder may increase the 4,99% limit to 9.99% on 61 days prior notice to the company, The company, at the request of the note holder has reserved 40 million shares of its $0.001 common stock for conversion. The note can be prepaid at the company’s option until May 29, 2018. The company also entered a into a security agreement pledging substantially all of its assets except for those related to Laser Guided Energy as collateral for the note.

F- 16

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 4, 2017 we entered into a financial services agreement with BMA Securities for which, on January 26, 2018, we issued 5,000,000 shares of stock valued at $150,000.

On January 24, 2018, we issued 1,242,710 shares of common stock in settlement of invoices valued at $38,524.26 with a vendor.

In March, 2018, the company paid off the $53,000 convertible note and cancelled its associated warrant to purchase 1,320,598 shares of common stock for a total of $121,073. The company borrowed the $121,073 to make the payment from two directors of the company.

In March, 2018 the company borrowed $8,107 to pay off a vendor’s invoices totaling $3,107 and paying a vendor’s retainer of $5,000.

On April 12, 2018 the company received $120,000 from an individual based on a subscription agreement with the company.

Also on April 12, 2018, the company paid off the $33,000 convertible note, which was funded on October 18, 2018, for a total of $50,682.

On April 13, the company received $100,020 from an individual based on a subscription agreement with the company.

On April 16, the company received $30,000 from an individual based on a subscription agreement with the company.

The company’s management has evaluated subsequent events occurring after December 31, 2017, the date of our most recent balance sheet, through the date our financial statements were issued.

F- 17