Form 10-Q
period 2018-03-31
APPLIED ENERGETICS, INC.
filed 2018-05-15
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018 there were 176,028,564 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,937	$2,764
Other assets	10,497	312
Total current assets	15,434	3,076
Property and equipment	4,905	—
TOTAL ASSETS	$20,339	$3,076

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable	$79,773	$80,743
Accrued compensation	313,506	266,480
Accrued officer compensation	206,000	230,500
Notes payable net of unamoritized discount of $128,938 at March 31, 2018 and $102,219 at December 31, 2017	108,991	53,097
Due to related parties	129,280	—
Accrued expenses	—	185,927
Accrued dividends	48,079	48,079
Total current liabilities	885,629	864,826

Total liabilities	885,629	864,826

Commitments and contingencies

Stockholders’ (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized;13,602 shares issued and outstanding at March 31, 2018 and at December 31, 2017	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 164,028,230 and 157,785,520 shares issued and outstanding at March 31, 2018 and at December 31, 2017, respectively	164,028	157,785
Additional paid-in capital	79,767,241	79,452,635
Accumulated deficit	(80,796,573)	(80,472,184)
Total stockholders’ (deficit)	(865,290)	(861,750)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$20,339	$3,076

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2018	2017

Operating expenses
General and administrative	$192,070	$117,064
Research and development	27,150	—

Total operating expenses	219,220	117,064

Operating loss	(219,220)	(117,064)

Other (expense)
Interest (expense)	(105,168)	—
Total other (expense)	(105,168)	—

Net loss	(324,388)	(117,064)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(332,889)	$(125,565)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	162,321,759	154,812,993

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(324,388)	$(117,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation expense	20,955	7,901
Loss on early payoff of note payable	65,019	—
Shares issued for services	188,524	—
Amortization of beneficial conversion feature	88,542	—
Amortization of financing costs	9,359	—
Interest expense	7,267	—
Changes in assets and liabilities:
Prepaids and deposits	(5,185)	74,125
Accounts payable	28,137	1,429
Accrued expenses and compensation	(163,402)	—
Net cash used in operating activities	(85,172)	(33,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,905)	—
Net cash used by investing activities	(4,905)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable net of financing costs	92,250	—
Proceeds from issuance of common stock	—	62,500
Net cash provided by financing activities	92,250	62,500

Net increase in cash and cash equivalents	2,173	28,891

Cash and cash equivalents, beginning of period	2,764	680

Cash and cash equivalents, end of period	$4,937	$29,571
Supplemental Cash Flow Information Cash paid for interest and taxes	$—	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of March 31, 2018 (collectively, “company,” “Applied Energetics,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended March 31, 2018, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2018, the company incurred a net loss of approximately $324,000, had negative cash flows from operations of approximately $85,000 and expects to incur additional future losses due to the reactivation of its business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern unless the company is able to obtain additional financing for its continuing operations. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of March 31, 2018, the company had approximately $5,000 in cash and cash equivalents.

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

Share-Based Compensation – Contractors

For the three months ended March 31, 2018 and 2017, share-based compensation expense totaled approximately $21,000 and $8,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table:

	Three months ended March 31,
	2018	2017
Expected life (years)	—	5
Dividend yield	0%	0%
Expected volatility	0%	80%
Risk free interest rates	0.00%	1.97%
Weighted average fair value of options at grant date	$—	$0.02980

For the three months ended March 31, 2018, no options to purchase stock were granted, additionally, no options to purchase stock were exercised, expired or forfeited; no restricted stock units were granted, vested or forfeited; and no restricted stock awards were granted, vested or forfeited. At March 31, 2018, options to purchase 14,000,000 shares of common stock were outstanding with a weighted average exercise price of $0.136 with a weighted average remaining contract term of approximately 4.0 years with an aggregate intrinsic value of $12,000. At March 31, 2018 options for 2,000,000 shares were exercisable.

As of March 31, 2018, there was approximately $76,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately four years.

During the three months ended March 31, 2017 the company granted each member of the Scientific Advisory Board options to purchase 2 million shares of $.001 par value common stock at a price of $0.05 per share for a total of 8,000,000 shares being granted. These options have a five year term and vest to the extent of 500,000 shares on the first anniversary of the grant and to the extent of 62,500 options per month during the 24 months following the initial vesting date.

During the three months ended March 31, 2017 the company also granted each member of the Scientific Advisory Board performance options to purchase 1.5 million shares of $0.001 par value common stock at a price of $0.25 per share for a total of 6,000,000 shares being granted. These options have a five year term and vest on the date the company has cumulative revenues of $5 million.

3.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months ended March 31, 2018 and 2017, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Three months ended March 31,
	2018	2017
Options to purchase common shares	14,000,000	14,000,000
Convertible preferred stock	41,798	38,965
Total potentially dilutive securities	14,041,798	14,038,965

4.	DIVIDENDS

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

As of March 31, 2018, we had 13,602 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of March 31, 2018 was approximately $162,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

March 31, 2018

(Unaudited)

5.	NOTES PAYABLE

On September 15, 2017 the company borrowed $53,000 under a convertible note maturing June 20, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the company’s $0.001 par value common stock after March 24, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 58% of the average of the lowest one-day trading price during the twenty trading days preceding the holders notice of conversion. The number of shares issuable on conversion is limited to 4.99% of the company’s then issued and outstanding common stock. The company at the request of the note holder has reserved 36,369,879 shares of its $0.001 common stock for conversion. The note can be prepaid at the company’s option until the Initial Conversion Date. The company issued the note holder warrants to purchase 1,320,598 shares of it’s $0.001 par value common stock at an exercise price of $0.0301, The Warrants are exercisable at any time over a 7-year period commencing on the date of issuance. The company calculated a beneficial conversion feature of $53,000 on this note against which approximately $53,000 has been amortized.

The above transaction of a note for $53,000 and attached warrants of 1,320,598 shares were put in place by previous management. On March 12, 2018, the company’s newly elected board of directors discussed its options concerning the above referenced loan and attached warrant and agreed that it would be in the best interest of the company and its shareholders to pay in full the $53,000 convertible note funded on October 18, 2017, and additionally repurchase the warrant. On March 16, 2018, the company paid in full the $53,000 convertible note and cancelled its associated warrant to purchase 1,320,598 shares of common stock in a negotiated transaction. This note carried special early stock conversion rights at a material discount to market, and was considered to be a dilutive derivative event that could harm the future abilities of the company to operate and raise money. The total cost to the company to pay off this $53,000 note before the conversion date was $81,000. Additionally, the company cancelled the above referenced attached warrant which allowed the loan holder to purchase 1,320,598 shares of common stock at a material discount to the market. This warrant was given to the noteholder by previous management as an incentive to make the above referenced loan. The cost to the company to cancel the warrant was $40,000. The total combined cost to the company to cancel the loan and warrant was $121,000. The payment was comprised of $56,000 principal and accrued interest, prepayment premium of $25,000 and $40,000 to buy back the warrant. The note was paid in full on March 16, 2018. The company borrowed the $121,000 used to pay off this loan before the conversion date, via an interest free loan from two directors of the company.

On October 18, 2017 the company borrowed $33,000 under a convertible note maturing July 20, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the company’s $0.001 par value common stock after April 16, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 58% of the average of the lowest one-day trading price during the twenty trading days preceding the holders notice of conversion. The number of shares issuable on conversion is limited to 4.99% of the company’s then issued and outstanding common stock. The company at the request of the note holder has reserved 18,062,397 shares of its $0.001 common stock for conversion. The note can be prepaid at the company’s option until the Initial Conversion Date. The company calculated a beneficial conversion feature of approximately $24,000 on this note against which $14,000 has been amortized.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The above transaction of a note for $33,000 was put in place by previous management. On April 10, 2018, the company’s newly elected board of directors discussed its options concerning the above referenced convertible loan funded on October 18, 2017 in the amount of $33,000 and agreed that it would be in the best interest of the company and its shareholders to pay in full the referenced note which was put in place by previous management. This note carried special early stock conversion rights at a material discount to market and was considered by the company to be a dilutive derivative event that could harm the future abilities of the company to operate and raise money. The cost to the company to pay off this $33,000 note before the conversion date was $51,000. The payment was comprised of $35,000 principal and accrued interest, and prepayment premium of $16,000. The note was paid in full on April 12, 2018.

On November 16, 2017 the company borrowed $38,000 under a convertible note maturing August 20, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the company’s $0.001 par value common stock after May 16, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 58% of the average of the lowest one-day trading price during the twenty trading days preceding the holders notice of conversion. The number of shares issuable on conversion is limited to 4.99% of the company’s then issued and outstanding common stock. The company at the request of the Note Holder has reserved 20,716,914 shares of its $0.001 common stock for conversion. The note can be prepaid at the company’s option until the Initial Conversion Date. The company calculated a beneficial conversion feature of approximately $28,000 on this note against which $13,000 has been amortized.

The above transaction of a note for $38,000 was put in place by previous management. On May 4, 2017 the company’s newly elected board of directors discussed its options concerning the above referenced convertible loan funded on November 16, 2017 in the amount of $38,000 and agreed that it would be in the best interest of the company and its shareholders to pay in full the referenced note which was put in place by previous management. This note carried special early stock conversion rights at a material discount to market and was considered by the company to be a dilutive derivative event that could harm the future abilities of the company to operate and raise money. The cost to the company to pay off this $38,000 note before the conversion date was $58,000. The payment was comprised of $40,000 principal and accrued interest, and prepayment premium of $18,000. The note was paid in full on May 7, 2018.

On December 27, 2017 the company borrowed $28,000 under a convertible note maturing September 20, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the company’s $0.001 par value common stock after April 16, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 58% of the average of the lowest one-day trading price during the twenty trading days preceding the holders notice of conversion. The number of shares issuable on conversion is limited to 4.99% of the company’s then issued and outstanding common stock. The company at the request of the note holder has reserved 17,164,750 shares of its $0.001 common stock for conversion. The note can be prepaid at the company’s option until the Initial Conversion Date. The company calculated a beneficial conversion feature of approximately $20,000 on this note against which $7,000 has been amortized.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The above Note for $28,000 is current and in good standing.

On January 8, 2018 the company borrowed $105,000 under a convertible note maturing August 28, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the company’s $0.001 par value common stock after April 27, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 55% of the lowest one-day trading price during the twenty trading days preceding the holders notice of conversion. The number of shares issuable on any conversion is limited to 4.99% of the company’s then issued and outstanding common stock. The note holder may increase the 4,99% limit to 9.99% on 61 days prior notice to the company, the company, at the request of the note holder has reserved 40 million shares of its $0.001 common stock for conversion. The note can be prepaid at the company’s option until May 29, 2018. The company also entered a into a security agreement pledging substantially all of its assets except for those related to Laser Guided Energy as collateral for the note.

The above transaction of a note for $105,000 was put in place by previous management. On April 25, 2018, the company’s newly elected board of directors discussed its options concerning the above referenced convertible loan funded on January 08, 2017 in the amount of $105,000, the board agreed that it would be in the best interest of the company and its shareholders to pay in full the referenced note before its conversion date. The note carried special early stock conversion rights at a material discount to market, in addition it pledged virtually all the assets of the company as collateral. The company’s board of directors considered this to be a significant derivative event that was extremely dilutive to existing shareholders. Additionally, it was the opinion of the company’s board of directors that this loan harmed the future abilities of the company to operate as a going concern and would make it nearly impossible to raise money in the future. The cost to the company to pay off this $105,000 note before the conversion date was $163,000 The payment was executed as paid in full on April 27, 2018 and was comprised of $109,000 principal and accrued interest, and a prepayment premium of $54,000 for a total of $163,000.

On March 8, 2018 the company borrowed $26,500 under a convertible note maturing December 15, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the company’s $0.001 par value common stock after September 5, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 51% of the average of the lowest one day trading price during the thirty trading days preceding the holders notice of conversion. The number of shares issuable on conversion is limited to 4.99% of the company’s then issued and outstanding Common Stock. The company at the request of the Note Holder has reserved 11,008,640 shares of its $0.001 common stock for conversion. The note can be prepaid at the company’s option until the Initial Conversion Date.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The above Note for $26,500 is current and in good standing.

The following reconciles notes payable as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Convertible notes payable	$230,500	$152,000
Accrued interest	7,429	3,316
Financing costs	(25,250)	(12,000)
Amortization of financing costs	11,888	2,529
Beneficial conversion feature	(236,060)	(124,689)
Amortization of beneficial conversion feature	120,484	31,941
	$108,991	$53,097

6.	DUE TO RELATED PARTIES

During the three months ended March 31, 2018, the company, under its new management, has borrowed $129,280 from two members of its board of directors. These loans are interest free and are payable on demand.

7.	EQUITY

On December 4, 2017 previous management entered into a financial services agreement with BMA Securities for which, on January 26, 2018, it issued 5,000,000 shares of stock valued at $150,000.

On January 24, 2018, we issued 1,242,710 shares of common stock in settlement of invoices valued at $38,524.26 with a vendor. This transaction was consummated by previous management to pay its attorney fees.

8.	LEGAL PROCEEDINGS

We may from time to time be involved in legal proceedings arising from the normal course of business.

9.	SUBSEQUENT EVENTS

Capital Contributions to the Company:

On April 12, 2018 the company received $120,000 from an individual making a capital contribution to the company.

On April 16, 2018 the company received $30,000 from an individual based on a subscription agreement with the company.

On April 17, 2018 the company received $100,020 from an individual based on a subscription agreement with the company.

On April 26, 2018 the company received $90,000 from an individual based on a subscription agreement with the company.

On May 4, 2018 the company received $30,000 from an individual based on a subscription agreement with the company.

On May 8, 2018 the company received $120,000 from an individual based on a subscription agreement with the company.

On May 14, 2018 the company received $30,000 from an individual based on a subscription agreement with the company.

On May 14, 2018 the company received $200,000 from an individual based on a subscription agreement with the company.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The company’s management has evaluated subsequent events occurring after March 31, 2018, the date of our most recent balance sheet, through the date our financial statements were issued. Where applicable, all material subsequent events have been disclosed in their respective footnotes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2017.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts and can be identified by the use of forward-looking words such as “may”, “believe”, “will”, “would”, “could”, “should”, “expect”, “project”, “anticipate”, “estimates”, “possible”, “plan”, “strategy”, “target”, “prospect” or “continue” and other similar terms and phrases. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2017. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

RECENT EVENTS

On March 9th, 2018, a new management team was put in place by the shareholders of Applied Energetics (“AE”) via a proxy vote which replaced the previous single management executive board. The new Board of Directors (“BOD”) are Thomas C. Dearmin, an original cofounder and CEO of the company, Jonathon Barcklow and Brad Adamczyk. Our BOD and Scientific Advisory Board are highly qualified and bring invaluable experience to the company. Their bios are available on our new website, www.aergs.com. As the first line of business, Thomas Dearmin was appointed acting CEO by the new board. In the weeks since, the company has undertaken a series of activities focused on certain high priority areas. Most notable of these are: A) understanding where the company currently stands on its current debt situation, and B) the reverification of the company’s valuable patent portfolio. Management considers these two areas critical for the successful reconstitution of the company.

As such, the executive team has now developed a short-term action plan as follows:

1)	Create and maintain a freshly updated website for shareholders. Visit our new website at www.aergs.com

2)	Assessing and publishing the status and nature of AE’s current intellectual property rights, available below and to shareholders via our website, www.aergs.com

3)	The recapitalization of the company and addressing of outstanding debt understood to be on the company’s balance sheet. Concerning this, the company is currently in the process of ’paying in full’ a number of ’time sensitive’ very dilutive convertible debt loans put in place by Applied Energetics previous single executive board.

4)	Corporate due diligence on ’previous’ company financial and stock transactions with particular attention on large ’dilutive events’, including issuance of shares that were registered on the company’s Registration Statement Form S1 and as executive compensation from March 2, 2015.

5)	Reestablishing Director & Officer liability insurance that had lapsed with previous single executive board.

6)	Reviewing all recent SEC filings; 10-K, 10-Q, 8-K and Form S-1 Registration Statement for filing timeliness, and content. These filings are available on Edger Online, www.sec.gov and also at our www.aergs.com website.

7)	Consultant agreement with Cameron Associates and Keven McGrath to act as investor relations advisors to the company, including investor conferences, quarterly communications, meetings, and shareholder and investor inquiries.

8)	Effectively using the AE Scientific Advisory Board (“SAB”) with emphasis on building corporate brand awareness, critical business contacts and participation in industry events.

9)	Agreement in principle with Stephen McCahon PhD to act as high level scientific advisor with Applied Energetics. Dr. McCahon is one of three original company cofounders, a former AE company Chief Scientific Officer and architect of much of the company’s critical intellectual property. Dr. McCahon is expected to work on advanced technical innovation involving LGE projects with the Department of Defense (“DoD”). Additionally, we anticipate that he will be actively involved in newly emerging commercial uses for directed energy projects, including LGE additive processes for Manufacturing 4.0, Technology 4.0 and the rapidly growing area of Internet of Things (“IoT”).

10)	Restart of Research and Development (“R&D”) activities in Tucson, AZ; the company has a business plan in place for operations and personnel.

11)	Continuing to build a corporate leadership team with strong industry experience and relationships to assist in market pursuits and business development.

12)	Working on critical outside teaming arrangements with key industry players.

13)	Launch of targeted business development effort to engage the US Government and its existing teaming partners, while communicating the value of AE’s intellectual property and corporate capabilities.

14)	Evaluating options concerning selection of legal and SEC counsel with respect to representing the company on important corporate law matters going forward.

AE’s executive team is committed to providing full transparency and updates with respect to the nature and timing of events listed above. AE’s immediate goal will be to leverage the current strength of its patent portfolio and its executive team’s experience in this market to develop a product road map that enables AE to engage with clients on existing and new technologies.

Overview

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 2480 W Ruthrauff Road, Suite 140 Q, Tucson, Arizona, 85705 and our telephone number is (520) 628-7415.

AE owns and controls critical intellectual property that is integral and necessary for the development of Ultra-Short Pulse (“USP”) Lasers, Laser Guided Energy (“LGE”) and Direct Discharge Electrical products for military and commercial applications. AE owns 30, 19 approved patents, of which 10 are classified by the DoD. and 11 Government Sensitive Patent Applications (“GSPA”)’s, which are defined as ’held under secrecy order of the US government’. These GSPA’s are reviewed each year by the government agency that classified the application and allows AE greatly extended protection rights. The classified patents have no expiration date until such time as they are no longer classified after which that they will have the normal 17-year patent protection. Our patent portfolio was recently reviewed by the newly elected board and verified with the US Patent Office as current as of April 9, 2018. Our patent portfolio is also viewable at or website www.aergs.com. We expect to increase our patent portfolio in the near future.

Our CEO has offered the following letter which gives, in plain English, a good summary of the company’s history and current status:

Our Mission and A Little History

As the wind blew through Tucson, Arizona, it was the year 2000 and a new company was about to be born; they would call themselves Ionatron. What was it they discovered? It was a remarkable new occurrence using plasma channels to carry electricity to its destination. The new scientific name for this discovery was Laser Induced Plasma Channel; they called it ‘LIPC’ for short. Over the next four years a group of Ionatron scientists (led by Ionatron cofounders Tom Dearmin, Steve McCahon and Joe Hayden) and a number of government agencies, began the highly confidential process of how LIPC could be utilized to create a new 21st century era laser-guided energy weapon and maybe much more. Interestingly, the CIA’s quasi-investment arm ‘In-Q-Tel’ was so impressed with ‘LIPC’ technology that it became an early angel investor.

The project, and the successful laser guiding of 100’s of kilowatts of electrical energy to a target, had all the markings of a novel revolutionary discovery and one that could be weaponized for lethal or less than lethal effects on humans. Just as remarkable were the effects on electronics, communications, explosives, infrastructure and vehicles. The demonstrations were so powerful that with the proof of concept completed, it was now more important than ever for Ionatron to create documentation protecting its intellectual property in earnest. Coinciding with this were new government rules concerning many aspects of the project, including critical personnel becoming classified, and areas of highest sensitivity quickly requiring ‘top secret’ credentials.

As a result of this work, a revolutionary new technology was secure, and its new name would become Laser Guided Energy™ (LGE™). This sophisticated laser created filaments which broke the bond between oxygen electrons in the atmosphere from the oxygen molecules creating a laser induced plasma channel. The direction in which Ionatron pointed the laser would then be where the laser created a conductive path which allowed controllable electrical pulses of up to a million volts down the LIPC channel to achieve the desired effect at the target. All of these novel discoveries made LGE™ way ahead if its time and created extremely valuable intellectual property which needed to be protected. Ultimately, with great diligence, this led to many new patents (19 current), with an additional (11) that are classified as Government Sensitive Patent Applications (GSPA’s) and held under secrecy order of the government, which by definition are reviewed every year by the government agency that classified the application. This process also allows for greatly extended protection rights to the company and the classified patents have no expiration date until such time as they are no longer classified after which they will have the normal 17-year patent protection.

The ultimate mission of the program was to use an Ultra-Short Pulse Laser with comparatively little power (key) to create what was called a Laser Induced Plasma Channel (LIPC). LIPC is a straight-line conductive channel that can carry controlled amounts of very high voltage electrical energy which is pre-determined to travel only a designated distance. The key is it can be both a non-lethal and a lethal controllable destructive force weapon because of its unique ability to be adjusted using variable settings. Importantly, this also allows decisions to be made in order to maximize, minimize or eliminate collateral damage depending on the mission objectives.

In short, we are talking about a controllable death ray. This was something no one had ever been able to do before. Not that they didn’t try, the death ray had been the dream of Nicola Tesla, and he spent the better part of his life working on it. The Ionatron model, like Tesla’s, involved concepts in nature. When lightning strikes it creates a channel through which the lightning actually travels. Likewise, the technology Ionatron developed would create a plasma channel to transmit high voltage electricity.

All current weapons that use lasers as a destructive force rely upon the power of the photons to heat and destroy the target. But LIPC only uses the laser to create a conductive channel for the insertion of high voltage energy, which can now be controlled to destroy a target. This was a breakthrough technology never before seen, which could be used in weapon systems for many decades to come. It would evolve towards advanced adaptive optics, and atmospheric and plasma energy interactions which allows cutting edge technologies, innovative laser accuracy and manageable lethality solutions for military missions with precision, safety and impact on a scale never before thought possible on the battlefield. When retired U.S. Navy Rear Admiral Thomas W. Steffens first saw a demonstration of this breakthrough technology, he commented, “This will change the nature of warfare and the battlefield long into the future.”

Then in late March 2004, Ionatron became a publicly traded company via a reverse merger with ticker symbol IOTN. On August 17, 2005 Ionatron rang the opening bell for NASDAQ in New York and by 2006 the company had a NASDAQ market cap of over one billion dollars. Ultimately in February of 2008, Ionatron would change its name to Applied Energetics (AE), ticker AERG, to more accurately reflect its business activities, which by now included Anti-IED technology called JIN (Joint IED Neutralizer) for use in the middle east. In fact, US convoys using JIN technology ultimately traveled over 15,000 miles of roads in Afghanistan with not one casualty or incident, a truly remarkable achievement! But by 2014, and after many years of government DoD budget cuts, CEO Joe Hayden made a critical decision to voluntarily put the company into hibernation via corporate shell status, with intent to preserve remaining company assets, including cash and patents.

We previously noted R&D was a big part of AE’s future. Over a period of 10 years up to 2014, AE had spent over $40 million on R&D, and the Department of Defense had spent over $60 million dollars on advanced laser research with the company. With strong foresight by management confident about the long-term future of LIPC and LGE™, Applied Energetics shunned debt and diligently put in place strong measures to protect its valuable patent portfolio consisting of the current 19~ approved U.S. Patents, and 11~ GSPA’s. Then in early 2016 the DoD landscape for directed energy technologies started to change favorably. Congress got the ball rolling in early 2016 with (S.2778 - Directed Energy Weapon Systems Acquisition Act of 2016). Ultimately, with new opportunities near at hand, in April of 2017 Applied Energetics emerged from shell status with the intent to restart its business.

As we moved into 2018, a challenge for control of the company and its valuable patent assets emerged through a proxy held to replace with cause the Sole Director that held control of the company. The existing Sole Director was asked via a submitted request to provide a shareholders list and later the corporate books of the company but refused. These actions were legally submitted by an existing shareholder under articles covered by Delaware Corporate Law. However, in an unlikely turn of events, the shareholder proxy vote prevailed even without the list. The proxy had all the makings of a soap opera with twists and hairpin turns and sheer cliff drop offs throughout a mudslinging contest. The newly elected three-man Board of directors (BOD) was led by original cofounder, President and CEO Thomas C. Dearmin who regained control of Applied Energetics, with Jonathon Barcklow and Brad Adamczyk as the other two directors. The new BOD immediately appointed Mr. Dearmin as acting CEO. Of further interest, Steve McCahon PhD, original cofounder, chief scientist and key architect of much of the company’s technology has agreed in principle to return to the company in a high level scientific role. Dr. McCahon pointed to the plethora of new and exciting growth opportunities involving LGE™, DoD and Manufacturing 4.0.

Moving toward 2019 and beyond, management believes directed energy is in the early stages of a substantial new growth phase. The opportunities are led by a new U.S. president, new leadership in the U.S. Department of Defense (DoD), and changes in the mindset pushing out into other areas of government as foreign competition gets closer to home. Add to these the potential breakthroughs involving both additive technologies and advanced manufacturing 4.0, which we believe directed energy can play a big part in, and for which the government is now proactively positioning for with its massive ‘Rebuilding of America’ infrastructure projects, and also broadly within the DoD, and one can see where this is all going. These are very diverse 4.0 projects led by large commercial industrial manufacturer’s and are expected to have long build cycles. Just as important is AE’s understanding of early stage enhancements to very specific areas of commercial 3-D additive processes. Included are very sophisticated novel advanced 3-D printer processes that if successful could be in high demand from major industrial entities around the world. Interestingly, these and other innovative novel processes useful within manufacturing 4.0 could well be the poster child for the next generation of new and exciting highly advanced innovation. AE’s directed energy technology LGE™ could play an important role in many of these key areas. Not to be forgotten, industry and government are equally transitioning forward and at a rapid rate, substantiating the potential for explosive growth ahead. Furthermore, virtually everything discussed here will at some point likely be tied together via the Internet of Things (IOT) and utilize some form of advanced block chain technology.

In short, this new world of multi-use Directed Energy and commercial additive advanced manufacturing has the markings of something very special, and global in nature. It’s being embraced by both governments and commercial industry alike and is undeniably on track to take on a life of its own. Furthermore, all indications point toward a long build cycle with rapid growth acceleration going forward! In summary, we view the current period as a sweet spot, especially for the many expanding areas of directed energy, including LGE™.

Sincerely,

  Thomas C. Dearmin

Thomas C. Dearmin

CEO of Applied Energetics, Inc.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017:

	2018	2017
General and administrative	$(192,070)	$(117,064)
Research and development	(27,150)	—
Interest (expense)	(105,168)	—
Net loss	$(324,388)	$(117,064)

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $75,000 to $192,000 for the three months ended March 31, 2018 compared to $117,000 for the three months ended March 31, 2017 primarily due to the recognition of a loss on the early payoff of a note payable for $65,000, increase of professional expenses of $9,000 partially offset by a decrease in supplies, insurance and miscellaneous fees of $1,000.

RESEARCH AND DEVELOPMENT

Research and development expenses increased approximately $27,000 to $27,000 for the three months ended March 31, 2018 compared to $-0- for the three months ended March 31, 2017 primarily due to the initiation of research and development activities through our teaming agreement with Applied Optical Sciences, Inc.

INTEREST EXPENSE

Interest expense increased approximately $105,000 to $105,000 for the three months ended March 31, 2018 compared to $-0- for the three months ended March 31, 2017 primarily due to the increased level of borrowing by the company.

NET LOSS

Our operations for the three months ended March 31, 2018 resulted in a net loss of approximately $324,000, an increase of approximately $207,000 compared to the $117,000 loss for the three months ended March 31, 2017 due to an increased in borrowing and associated fees as well as a loss on an early payoff of a note and increased professional fees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2018, we had approximately $5,000 of cash and cash equivalents, an increase of approximately $2,000 from December 31, 2017. During the first three months of 2018, the net cash outflow from operating activities was approximately $85,000. This amount was comprised primarily of our net loss of $324,000, a decrease in accrued expenses, deposits and deferred rent of $163,000 and an increase in prepaid expenses and deposits of $5,000, partially offset by shares issued for services of $189,000, amortization of beneficial conversion feature of $89,000, loss on the early payoff on a note payable of $65,000, an increase in accounts payable of $28,000, noncash stock based compensation of $21,000, amortization of financing costs of $9,000, and interest expense of $7,000. Investing activities reflected the purchase of equipment for $5,000, and financing activities reflected $92,000 proceeds from a note payable, resulting in net cash inflow of approximately $2,000.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2017 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors’ have noted that our recurring losses from operations and need to raise additional capital to sustain operations raise substantial doubt about our ability to continue as a going concern.

BACKLOG OF ORDERS

At May 9, 2018, we had a backlog (workload remaining on signed contracts) of $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Acting Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Acting Chief Executive Officer has concluded that our disclosure controls and procedures as of March 31, 2018 are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended March 31, 2018 there was no significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

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

APPLIED ENERGETICS, INC.

By	/s/ Thomas C Dearmin
Thomas C Dearmin
Acting Chief Executive Officer

Date: May 15, 2018