Form 10-Q
period 2018-06-30
APPLIED ENERGETICS, INC.
filed 2018-08-13
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018 there were 191,194,896 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$913,319	$2,764
Other assets	12,832	312
Total current assets	926,151	3,076
Property and equipment	4,905	-
TOTAL ASSETS	$931,056	$3,076

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$188,200	$80,743
Accrued compensation	309,833	266,480
Accrued officer compensation	206,000	230,500
Notes payable net of unamortized discount of $-0- at June 30, 2018 and $102,219 at December 31, 2017	-	53,097
Due to related parties	11,780	-
Accrued expenses	92,785	185,927
Accrued dividends	48,079	48,079
Total current liabilities	856,677	864,826

Total liabilities	856,677	864,826

Commitments and contingencies

Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized; 13,602 shares issued and outstanding at June 30, 2018 and at December 31, 2017	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 191,194,896 and 157,785,520 shares issued and outstanding at June 30, 2018 and at December 31, 2017, respectively	191,195	157,785
Additional paid-in capital	81,383,716	79,452,635
Accumulated deficit	(81,500,546)	(80,472,184)
Total stockholders’ equity (deficit)	74,379	(861,750)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$931,056	$3,076

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,
	2018	2017

Operating expenses
General and administrative	$542,154	$166,417
Research and development	22,341	-

Total operating expenses	564,495	166,417

Operating loss	(564,495)	(166,417)

Other (expense)
Interest (expense)	(139,478)	-
Total other (expense)	(139,478)	-

Net loss	(703,973)	(166,417)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(712,474)	$(174,918)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	178,487,937	157,752,553

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended June 30,
	2018	2017

Operating expenses
General and administrative	$734,224	$283,481
Research and development	49,491	-

Total operating expenses	783,715	283,481

Operating loss	(783,715)	(283,481)

Other income/(expense)
Interest (expense)	(244,646)	-
Total other income	(244,646)	-

Net loss	(1,028,361)	(283,481)

Preferred stock dividends	(17,003)	(17,003)

Net loss attributable to common stockholders	$(1,045,364)	$(300,484)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	170,449,507	155,288,282

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,028,361)	$(283,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation expense	34,596	41,605
Loss on early payoff of note payable	174,412	-
Shares issued for services	188,524	-
Amortization of beneficial conversion feature	204,119	-
Amortization of financing costs	22,721	-
Interest expense	17,806	-
Changes in assets and liabilities:
Prepaids and deposits	(20,694)	-
Accounts payable	136,563	16,867
Accrued expenses and compensation	(74,288)	174,400
Net cash used in operating activities	(344,602)	(50,609)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,905)	-
Net cash used by investing activities	(4,905)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable net of financing costs	99,750	-
Proceeds from issuance of common stock	1,510,000	62,500
Repayment on notes payable	(349,688)	-
Net cash provided by financing activities	1,260,062	62,500

Net increase in cash and cash equivalents	910,555	11,891

Cash and cash equivalents, beginning of period	2,764	680

Cash and cash equivalents, end of period	$913,319	$12,571

Supplemental Cash Flow Information
Cash paid for interest	$12,949	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of June 30, 2018 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and six-month periods ended June 30, 2018, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2018, the company incurred a net loss of approximately $1,028,000, had negative cash flows from operations of approximately $345,000, financing activities reflected $1,510,000 proceeds from issuance of common stock, $100,000 proceeds from a note payable, partially offset by $350,000 repayment on note payable and expects to incur additional future losses due to the reactivation of its business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern unless the company is able to obtain additional financing for its continuing operations. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of June 30, 2018, the company had approximately $913,000 in cash and cash equivalents.

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

Share-Based Compensation – Contractors

For the six months ended June 30, 2018 and 2017, share-based compensation expense totaled approximately $35,000 and $42,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table:

	Six months ended June 30,
	2018	2017
Expected life (years)	N/A	5
Dividend yield	N/A	0%
Expected volatility	N/A	80%
Risk free interest rates	N/A	1.97%
Weighted average fair value of options at grant date	N/A	$0.02980

For the six months ended June 30, 2018, no options to purchase stock were granted, additionally, no options to purchase stock were exercised, expired or forfeited; no restricted stock units were granted, vested or forfeited; and no restricted stock awards were granted, vested or forfeited. At June 30, 2018, options to purchase 14,000,000 shares of common stock were outstanding with a weighted average exercise price of $0.136 with a weighted average remaining contract term of approximately 3.7 years with an aggregate intrinsic value of $264,000. At June 30, 2018 options for 2,750,000 shares were exercisable.

As of June 30, 2018, there was approximately $62,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately two years.

During the three months ended June 30, 2017 the company granted each member of the Scientific Advisory Board options to purchase 2 million shares of $.001 par value common stock at a price of $0.05 per share for a total of 8,000,000 shares being granted. These options have a five year term and vest to the extent of 500,000 shares on the first anniversary of the grant and to the extent of 62,500 options per month during the 24 months following the initial vesting date.

During the three months ended June 30, 2017 the company also granted each member of the Scientific Advisory Board performance options to purchase 1.5 million shares of $0.001 par value common stock at a price of $0.25 per share for a total of 6,000,000 shares being granted. These options have a five year term and vest on the date the company has cumulative revenues of $5 million.

3.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the six months ended June 30, 2018 and 2017, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

	Six months ended June 30,
	2018	2017

Options to purchase common shares	14,000,000	14,000,000
Convertible preferred stock	41,798	39,673

Total potentially dilutive securities	14,041,798	14,039,673

4.	DIVIDENDS

Dividends on Preferred Stock are accrued when the amount and kind of dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock. The holders of shares of Series A Convertible Preferred Stock are entitled to receive dividends at the initial rate of 6.5% of the liquidation preference per share (the "Initial Dividend Rate"), payable, at the option of the corporation, in cash or shares of common stock or a combination of cash and common stock. Upon the occurrence of the company's failure to pay dividends in the five business days following a dividend payment date (a "Payment Default"), the dividend rate shall immediately and automatically increase to 7.5% of the liquidation preference per share for as long as such Payment Default continues (or return to the Initial Dividend Rate at such time as such Payment Default no longer continues), and if a Payment Default shall occur on two consecutive Dividend Payment Dates, the dividend rate shall immediately and automatically increase to 10% of the Liquidation Preference for as long as such Payment Default continues and shall immediately and automatically return to the Initial Dividend Rate at such time as the Payment Default is no longer continuing.

As of June 30, 2018, we had 13,602 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of June 30, 2018 was approximately $170,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

June 30, 2018

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

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

The above transaction of a note for $38,000 was put in place by previous management. On May 4, 2018 the company’s newly elected board of directors discussed its options concerning the above referenced convertible loan funded on November 16, 2017 in the amount of $38,000 and agreed that it would be in the best interest of the company and its shareholders to pay in full the referenced note which was put in place by previous management. This note carried special early stock conversion rights at a material discount to market and was considered by the company to be a dilutive derivative event that could harm the future abilities of the company to operate and raise money. The cost to the company to pay off this $38,000 note before the conversion date was $58,000. The payment was comprised of $40,000 principal and accrued interest, and prepayment premium of $18,000. The note was paid in full on May 7, 2018.

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

The above transaction of a note for $28,000 was put in place by previous management. On May 4, 2018 the company’s newly elected board of directors discussed its options concerning the above referenced convertible loan funded on December 27, 2017 in the amount of $28,000 and agreed that it would be in the best interest of the company and its shareholders to pay in full the referenced note which was put in place by previous management. This note carried special early stock conversion rights at a material discount to market and was considered by the company to be a dilutive derivative event that could harm the future abilities of the company to operate and raise money. The cost to the company to pay off this $28,000 note before the conversion date was $41,000. The payment was comprised of $29,000 principal and accrued interest, and prepayment premium of $12,000. The note was paid in full on May 18, 2018.

On January 8, 2018 the company borrowed $105,000 under a convertible note maturing August 28, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the company’s $0.001 par value common stock after April 27, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 55% of the lowest one-day trading price during the twenty trading days preceding the holders notice of conversion. The number of shares issuable on any conversion is limited to 4.99% of the company’s then issued and outstanding common stock. The note holder may increase the 4,99% limit to 9.99% on 61 days prior notice to the company. The company, at the request of the note holder, has reserved 40 million shares of its $0.001 common stock for conversion. The note can be prepaid at the company’s option until May 29, 2018. The company also entered into a security agreement pledging substantially all of its assets except for those related to Laser Guided Energy as collateral for the note.

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

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

The above transaction of a note for $26,500 was put in place by previous management. On May 4, 2018 the company’s newly elected board of directors discussed its options concerning the above referenced convertible loan funded on December 27, 2017 in the amount of $26,500 and agreed that it would be in the best interest of the company and its shareholders to pay in full the referenced note which was put in place by previous management. This note carried special early stock conversion rights at a material discount to market and was considered by the company to be a dilutive derivative event that could harm the future abilities of the company to operate and raise money. The cost to the company to pay off this $26,500 note before the conversion date was $37,000. The payment was comprised of $27,000 principal and accrued interest, and prepayment premium of $10,000. The note was paid in full on May 18, 2018.

The following reconciles notes payable as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Convertible notes payable	$(98,903)	$152,000
Accrued interest	(3,317)	3,316
Financing costs	(13,250)	(12,000)
Amortization of financing costs	22,721	2,529
Beneficial conversion feature	(111,370)	(124,689)
Amortization of beneficial conversion feature	204,119	31,941
	$-	$53,097

6.	DUE TO RELATED PARTIES

During the three months ended June 30, 2018, the company, under its new management, has borrowed $2,500, giving a total borrowed of $132,000 from two members of its board of directors. These loans are interest free and are payable on demand. On May 1, 2018, both directors submitted subscription agreements for $60,000 for 1,000,000 shares of company common stock, each to be settled with the company’s debt. On July 23, 2018, the remaining balance of $12,000 was paid back to one director.

It has come to the board’s attention that on July 31, 2018, our now deceased CEO deposited $50,000 into the company’s account. Although it has been suggested that the funds may have been intended for use toward Mr. Dearmin’s healthcare, the board does not know for certain what the purpose of the funds were or the nature of any intended investment. Accordingly, the board is investigating the appropriate disposition of the funds which will likely be to the estate of Mr. Dearmin. Until such a determination is made, the board does not intend to use these funds for any corporate purpose. For reporting purposes, the company has treated the deposit as a due to related party.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

7.	EQUITY

On April 12, 2018 the company received $120,000 from an individual based on a subscription agreement with the company for which the company issued 2,000,000 shares of its common stock.

On April 16, 2018 the company received $30,000 from an individual based on a subscription agreement with the company for which the company issued 500,000 shares of its common stock.

On April 17, 2018 the company received $100,000 from an individual based on a subscription agreement with the company for which the company issued 1,666,667 shares of its common stock.

On April 26, 2018 the company received $90,000 from an individual based on a subscription agreement with the company for which the company issued 1,500,000 shares of its common stock.

On May 4, 2018 the company received $30,000 from an individual based on a subscription agreement with the company for which the company issued 500,000 shares of its common stock.

On May 8, 2018 the company received $120,000 from an individual based on a subscription agreement with the company for which the company issued 2,000,000 shares of its common stock.

On May 14, 2018 the company received $30,000 from an individual based on a subscription agreement with the company for which the company issued 500,000 shares of its common stock.

On May 14, 2018 the company received $200,000 from an individual based on a subscription agreement with the company for which the company issued 3,333,333 shares of its common stock.

On May 15, 2018 the company received $30,000 from an individual based on a subscription agreement with the company for which the company issued 500,000 shares of its common stock.

On May 16, 2018 the company received $20,000 from an individual based on a subscription agreement with the company for which the company issued 333,333 shares of its common stock.

On May 25, 2018 the company received $600,000 from an individual based on a subscription agreement with the company for which the company issued 10,000,000 shares of its common stock.

On June 13, 2018 the company received $140,000 from an individual based on a subscription agreement with the company for which the company issued 2,333,333 shares of its common stock.

8.	LEGAL PROCEEDINGS

We may from time to time be involved in legal proceedings arising from the normal course of business.

9.	SUBSEQUENT EVENTS

During the three months ended June 30, 2018, the company, under its new management, has borrowed $2,500, giving a total borrowed of $132,000 from two members of its board of directors. These loans are interest free and are payable on demand. On May 1, 2018, both directors submitted subscription agreements for $60,000 for 1,000,000 shares of company common stock, each to be settled with the company’s debt. On July 23, 2018, the remaining balance of $12,000 was paid back to one director.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

In its Current Report on Form 8-K, filed April 9, 2018, Applied Energetics, Inc. indicated that its management was engaged in corporate due diligence on previous company financial and stock transactions with particular attention on large dilutive events, including issuance of shares that were registered on the Company’s Registration Statement on Form S-1 and as executive compensation from March 2, 2015.

On July 3, 2018, having determined that sufficient evidence existed of wrongdoing by prior management, with our legal counsel, Enterprise Counsel Group, located in Irvine, CA and our Delaware counsel located in Wilmington, DE, we commenced a lawsuit in the Court of Chancery of the State of Delaware.

In connection with the lawsuit, we have filed a Verified Complaint with the following six causes of action:

1.	Breach of Fiduciary Duty of Loyalty against George Farley

2.	Breach of Fiduciary Duty of Care against George Farley

3.	Aiding and Abetting Breach of Fiduciary Duty against AnnMarieCo LLC (“AMC”)

4.	Conversion against George Farley

5.	Fraudulent Transfer against George Farley and AMC

6.	Injunctive Relief against George Farley and AMC

We have also filed for a Temporary Restraining Order to prohibit the shares indicated in the complaint to be transferred or sold until the court makes a final judgement.

It has come to the board’s attention that on July 31, 2018, our now deceased CEO deposited $50,000 into the company’s account. Although it has been suggested that the funds may have been intended for use toward Mr. Dearmin’s healthcare, the board does not know for certain what the purpose of the funds were or the nature of any intended investment. Accordingly, the board is investigating the appropriate disposition of the funds which will likely be to the estate of Mr. Dearmin. Until such a determination is made, the board does not intend to use these funds for any corporate purpose. For reporting purposes, the company has treated the deposit as a due to related party.

The company’s management has evaluated subsequent events occurring after June 30, 2018, the date of our most recent balance sheet, through the date our financial statements were issued. Where applicable, all material subsequent events have been disclosed in their respective footnotes.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts and can be identified by the use of forward-looking words such as "may", "believe", "will", “would”, “could”, “should”, "expect", "project", "anticipate", “estimates", “possible”, "plan", "strategy", "target", "prospect" or "continue" and other similar terms and phrases. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2017. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

RECENT EVENTS

Tom Dearmin Passing

On August 6, 2018, the company announced that its President and Acting Chief Executive Officer, Thomas C. Dearmin, died due to unexpectedly severe complications from a recent illness on August 3, 2018 in Orange County, CA. Tom was a dear friend to all of us here at the company, and his value was exponential as he helped the company through this transition period of building a new management team and putting the company on a new path. Tom was, and always will be, the symbol of Applied Energetics core values and dedication to its employees and partners. He will be missed dearly, and we intend to continue on the path to which he led us. . On behalf of everyone here at the company, we extend our deepest sympathies to Tom's family.

On August 6th, the board of directors held a meeting at which it discussed the continuity of the company’s strategic direction and operations while the board undertakes a search for Mr. Dearmin’s successor. Brad Adamczyk has agreed to assume Mr. Dearmin’s managerial responsibilities and, accordingly, was elected to serve as the Principle Executive Officer. Westpark Advisors, through its agreement with the company described below, continues to lead Business Development in Washington D.C. and Steve McCahon continues to lead the Scientific Lab in Tucson, AZ.

Westpark Advisors

As previously reported on Form 8-K, on July 16, 2018, Applied Energetics, Inc. entered into a Master Services Agreement (the “Agreement”) with Westpark Advisors, LLC. The Agreement calls for Westpark Advisors to perform certain development and operational services, subject to a minimum hours requirement of 1,920, as follows:

In exchange for services detailed in the Agreement, Westpark Advisors is to receive compensation as follows: $16,700 per month in cash; upon signing of the Agreement, options to purchase 250,000 shares of the Company’s common stock, at an exercise price of $0.13 per share, which vest every 90 days in four equal tranches and expire as to each tranche three years after the vesting date; and additional options to purchase one million shares of the Company’s common stock, at an exercise price of $0.13 per share, upon the successful award of a contract in excess of $500,000 which Westpark Advisors sourced, captured and pursued. The Agreement also calls for the Company to reimburse Westpark Advisors for all reasonable expenses that have been pre-approved in writing.

Westpark is retained to assist the company in launching its comprehensive sales and marketing strategy for the greater Washington DC area and broader DoD markets. Westpark Advisors is expected to focus on the company’s 2nd generation Banshee Counter-IED technologies, along with Laser Guided Energy and the company’s novel laser technologies. Westpark Advisors is to provide business development, program management and strategy consulting services, including sales and marketing of the company’s product line. We expect that their expansive network and knowledge of the defense market will prove valuable in relaunching the company’s brand, products, and capabilities. Managing Director, Patrick Williams is to serve as Westpark’s account lead and provide full-time support to the company.

Legal

As previously reported in our Current Report on Form 8-K on July 3, 2018, we commenced a lawsuit in the Court of Chancery of the State of Delaware against prior management.

The lawsuit pertains to the following six causes of action:

1.	Breach of Fiduciary Duty of Loyalty against George Farley

2.	Breach of Fiduciary Duty of Care against George Farley

3.	Aiding and Abetting Breach of Fiduciary Duty against AnnMarieCo LLC (“AMC”)

4.	Conversion against George Farley

5.	Fraudulent Transfer against George Farley and AMC

6.	Injunctive Relief against George Farley and AMC

We have also filed for a Temporary Restraining Order to prohibit the shares indicated in the complaint to be transferred or sold until the court makes a final judgement.

Capital Program

As of May 11, 2018, we completed a $1.65 million-dollar offering of 27.5 million shares of the company’s common stock at a price of $0.06 per share. We believe this funding will provide management with short term operating capital while also creating flexibility for the next phase of the company’s business plan. In concurrence, management had identified six short-term notes that were active at the time, all with highly onerous convertible terms, and all with early conversion rights at a substantial discount to the market price. Additionally, there were attached warrants with conversion rights at substantial discounts to the market. These notes and warrants were issued under the previous single executive board and required the company to reserve an additional 108.4 million shares of Applied Energetics common stock. The company repaid all six loans outstanding, with no share conversions or dilution to shareholders. The company also made the decision to repurchase the warrants, and that transaction has been finalized.

Patent Portfolio

During the quarter, we reviewed and listed 19 patents, all critical to the company and in good standing, and 11 current government sensitive patent applications (GSPA). Since then we have been informed of seven additional patents, all with payment due notices. Our patent attorney and our senior scientific advisor have reviewed these patents and deemed them of importance to the future business of the company. As of May 14, 2018, we have instructed our patent attorney that these patents be properly brought current. The newly revised patent list is expected to be 26 patents, and 11 government sensitive patent applications with special rights to the holder (Applied Energetics). The complete updated list will be available on our website, www.aergs.com upon receipt of our payment by the US Patent Office.

Plan of Operation

On May 7, 2018, company undertook a series of activities focused on certain high priority areas.

As such, the executive team has now developed a short-term action plan as follows:

1)	Create and maintain a freshly updated website for shareholders who can visit our new website at www.aergs.com

2)	Assessing and publishing the status and nature of AE’s current intellectual property rights, which assessment is now available to shareholders via our website, www.aergs.com

3)	The recapitalization of the company, including the recent repayment of outstanding, highly-dilutive, convertible debt which was on the company’s balance sheet..

4)	Corporate due diligence on ‘previous’ company financial and stock transactions with particular attention on large ‘dilutive events’, including issuance of shares that were registered on the company’s Registration Statement Form S1 and as executive compensation from March 2, 2015.

5)	Reestablishing Director & Officer liability insurance that had lapsed with previous single executive board.

6)	Reviewing all recent SEC filings; 10-K, 10-Q, 8-K and Form S-1 Registration Statement for filing timeliness, and content. These filings are available on Edger Online, www.sec.gov and also at our www.aergs.com website.

7)	Consultant agreement with Cameron Associates and Keven McGrath to act as investor relations advisors to the company, including investor conferences, quarterly communications, meetings, and shareholder and investor inquiries.

8)	Effectively using the AE Scientific Advisory Board (“SAB”) with emphasis on building corporate brand awareness, critical business contacts and participation in industry events.

9)	Agreement in principle with Stephen McCahon PhD to act as high level scientific advisor with Applied Energetics. Dr. McCahon is one of three original company cofounders, a former AE company Chief Scientific Officer and architect of much of the company’s critical intellectual property. Dr. McCahon is expected to work on advanced technical innovation involving LGE projects with the Department of Defense (“DoD”). Additionally, we anticipate that he will be actively involved in newly emerging commercial uses for directed energy projects, including LGE additive processes for Manufacturing 4.0, Technology 4.0 and the rapidly growing area of Internet of Things (“IoT”).

10)	Restart of Research and Development (“R&D”) activities in Tucson, AZ; the company has a business plan in place for operations and personnel.

11)	Continuing to build a corporate leadership team with strong industry experience and relationships to assist in market pursuits and business development.

12)	Working on critical outside teaming arrangements with key industry players.

13)	Launch of targeted business development effort to engage the US Government and its existing teaming partners, while communicating the value of AE’s intellectual property and corporate capabilities.

14)	Evaluating options concerning selection of legal and SEC counsel with respect to representing the company on important corporate law matters going forward.

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

AE owns and controls critical intellectual property that is integral and necessary for the development of Ultra-Short Pulse (“USP”) Lasers, Laser Guided Energy (“LGE”) and Direct Discharge Electrical products for military and commercial applications. AE owns 30, 19 approved patents, of which 10 are classified by the DoD. and 11 Government Sensitive Patent Applications (“GSPA”)’s, which are defined as ‘held under secrecy order of the US government’. These GSPA’s are reviewed each year by the government agency that classified the application and allows AE greatly extended protection rights. The classified patents have no expiration date until such time as they are no longer classified after which that they will have the normal 17-year patent protection. Our patent portfolio was recently reviewed by the newly elected board and verified with the US Patent Office as current as of April 9, 2018. Our patent portfolio is also viewable at or website www.aergs.com. We expect to increase our patent portfolio in the near future.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017:

	2018	2017

General and administrative	$(542,154)	$(166,417)
Research and development	(22,341)	-
Interest (expense)	(139,478)	-
Net loss	$(703,973)	$(166,417)

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $376,000 to $542,000 for the three months ended June 30, 2018 compared to $166,000 for the three months ended June 30, 2017 primarily due to the increase of professional expenses of $260,000 recognition of a loss on the early payoff of a notes payable for $109,000 and an increase in insurance of $6,000.

RESEARCH AND DEVELOPMENT

Research and development expenses increased approximately $22,000 to $22,000 for the three months ended June 30, 2018 compared to $-0- for the three months ended June 30, 2017 primarily due to the initiation of research and development activities through our teaming agreement with Applied Optical Sciences, Inc.

INTEREST EXPENSE

Interest expense increased approximately $139,000 to $139,000 for the three months ended June 30, 2018 compared to $-0- for the three months ended June 30, 2017 primarily due to the increased level of borrowing by the company.

NET LOSS

Our operations for the three months ended June 30, 2018 resulted in a net loss of approximately $704,000, an increase of approximately $538,000 compared to the $1667,000 loss for the three months ended June 30, 2017 due to an increase in professional fees, loss on an early payoff of notes as well as increased borrowings and associated fees.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017:

	2018	2017
General and administrative	$(734,224)	$(283,481)
Research and development	(49,491)	-
Interest (expense)	(244,646)	-
Net loss	$(1,028,361)	$(283,481)

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $451,000 to $734,000 for the six months ended June 30, 2018 compared to $283,000 for the six months ended June 30, 2017 primarily due to the increase of professional expenses of $268,000, recognition of a loss on the early payoff of notes payable for $174,000 and an increase insurance of $6,000.

RESEARCH AND DEVELOPMENT

Research and development expenses increased approximately $49,000 to $49,000 for the six months ended June 30, 2018 compared to $-0- for the six months ended June 30, 2017 primarily due to the initiation of research and development activities through our teaming agreement with Applied Optical Sciences, Inc.

INTEREST EXPENSE

Interest expense increased approximately $245,000 to $245,000 for the six months ended June 30, 2018 compared to $-0- for the six months ended June 30, 2017 primarily due to the increased level of borrowing by the company.

NET LOSS

Our operations for the six months ended June 30, 2018 resulted in a net loss of approximately $1,028,000, an increase of approximately $745,000 compared to the $283,000 loss for the six months ended June 30, 2017 due to an increase in professional fees, loss on an early payoff of notes as well as increased borrowings and associated fees.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2018, we had approximately $913,000 of cash and cash equivalents, an increase of approximately $911,000 from December 31, 2017. During the first six months of 2018, the net cash outflow from operating activities was approximately $345,000. This amount was comprised primarily of our net loss of $1,028,000, a decrease in accrued expenses, deposits and deferred rent of $74,000 and an increase in prepaid expenses and deposits of $21,000, partially offset by amortization of beneficial conversion feature of $204,000, shares issued for services of $189,000, , loss on the early payoff on a note payable of $174,000, an increase in accounts payable of $137,000, noncash stock based compensation of $35,000, amortization of financing costs of $23,000, and interest expense of $18,000. Investing activities reflected the purchase of equipment for $5,000, and financing activities reflected $1,510,000 proceeds from issuance of common stock, $100,000 proceeds from a note payable, partially offset by $350,000 repayment on note payable, resulting in net cash inflow of approximately $911,000.

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

BACKLOG OF ORDERS

At August 9, 2018, we had a backlog (workload remaining on signed contracts) of $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Acting Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of June 30, 2018 are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

With new management in place, during the three months ended June 30, 2018 there was a significant change in our internal controls over financial reporting that has materially affected or which is reasonably likely to materially affect our internal controls over financial reporting.

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

APPLIED ENERGETICS, INC.

By	/s/ Bradford T Adamczyk
Bradford T Adamczyk
Principal Executive Officer

Date: August 13, 2018

-20-