Form 10-Q
period 2018-09-30
APPLIED ENERGETICS, INC.
filed 2018-11-09
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 8, 2018 there were 198,697,396 shares of the issuer’s common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$327,203	$2,764
Other receivables	312	312
Other assets	11,721	—
Total current assets	339,236	3,076
Long-term assets
Property and equipment	38,887	—
Other long-term assets	255,893	—
Total long-term assets	294,780	—
TOTAL ASSETS	$634,016	$3,076

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$209,989	$80,743
Accrued compensation	347,333	266,480
Accrued officer compensation	206,000	230,500
Notes payable net of unamortized discount of $-0- at September 30, 2018 and $102,219 at December 31, 2017	—	53,097
Due to related parties	50,000	—
Accrued expenses	68,776	185,927
Accrued dividends	48,079	48,079
Total current liabilities	930,177	864,826
Total liabilities	930,177	864,826
Commitments and contingencies

Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized; 13,602 shares issued and outstanding at September 30, 2018 and at December 31, 2017	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 197,697,396 and 157,785,520 shares issued and outstanding at September 30, 2018 and at December 31, 2017, respectively	197,697	157,785
Additional paid-in capital	81,778,672	79,452,635
Accumulated deficit	(82,272,544)	(80,472,184)
Total stockholders’ equity (deficit)	(296,161)	(861,750)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$634,016	$3,076

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,
	2018	2017

Operating expenses
General and administrative	$723,316	$180,353
Research and development	48,508	—

Total operating expenses	771,824	180,353

Operating loss	(771,824)	(180,353)

Other (expense)
Interest (expense)	(174)	(451)
Total other (expense)	(174)	(451)

Net loss	(771,998)	(180,804)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(780,499)	$(189,305)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	192,260,657	157,785,520

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended September 30,
	2018	2017

Operating expenses
General and administrative	$1,457,539	$463,834
Research and development	98,000	—

Total operating expenses	1,555,539	463,834

Operating loss	(1,555,539)	(463,834)

Other income/(expense)
Interest (expense)	(244,820)	(451)
Total other income	(244,820)	(451)

Net loss	(1,800,359)	(464,285)

Preferred stock dividends	(25,504)	(25,504)

Net loss attributable to common stockholders	$(1,825,863)	$(489,789)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	177,799,785	155,118,854

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,800,359)	$(464,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation expense	45,905	65,309
Warrant expense	—	40,590
Loss on early payoff of note payable	174,412	—
Shares issued for services	398,674	—
Amortization of beneficial conversion feature	204,119	—
Amortization of financing costs	22,721	172
Interest expense	17,806	279
Changes in assets and liabilities:
Other long-term assets	(255,893)	—
Prepaids and deposits	(19,895)	—
Accounts payable	158,353	24,376
Accrued expenses and compensation	(60,799)	234,900
Net cash used in operating activities	(1,114,956)	(98,659)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(38,887)	—
Net cash used in investing activities	(38,887)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable net of financing costs	149,750	50,000
Proceeds from issuance of common stock	1,690,000	62,500
Repayment on notes payable	(361,468)	—
Net cash provided by financing activities	1,478,282	112,500

Net increase in cash and cash equivalents	324,439	13,841

Cash and cash equivalents, beginning of period	2,764	680

Cash and cash equivalents, end of period	$327,203	$14,521
Supplemental Cash Flow Information
Cash paid for interest	$12,949	$—
Cash paid for taxes	$—	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

1.         BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of September 30, 2018 (collectively, “company,” “Applied Energetics,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and nine-month periods ended September 30, 2018, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2018, the company incurred a net loss of approximately $1,800,000, had negative cash flows from operations of approximately $1,115,000, investing activities reflected the acquisition of equipment for $39,000, financing activities reflected $1,690,000 proceeds from issuance of common stock, $150,000 proceeds from a note payable, partially offset by $361,000 repayment on note payable and expects to incur additional future losses due to the reactivation of its business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern unless the company is able to obtain additional financing for its continuing operations. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of September 30, 2018, the company had approximately $327,000 in cash and cash equivalents.

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

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

2.         SHARE-BASED COMPENSATION

Share-Based Compensation – Contractors

For the nine months ended September 30, 2018 and 2017, share-based compensation expense totaled approximately $46,000 and $65,000, respectively.

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

For the nine months ended September 30, 2018, no options to purchase stock were granted, additionally, no options to purchase stock were exercised, expired or forfeited; no restricted stock units were granted, vested or forfeited; and no restricted stock awards were granted, vested or forfeited. At September 30, 2018, options to purchase 14,000,000 shares of common stock were outstanding with a weighted average exercise price of $0.136 with a weighted average remaining contract term of approximately 3.5 years with an aggregate intrinsic value of $103,000. At September 30, 2018 options for 3,500,000 shares were exercisable.

As of September 30, 2018, there was approximately $51,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately three years.

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

On July 16, 2018, the company entered into a Master Services Agreement (the “Agreement”) with Westpark Advisors, LLC. The Agreement calls for Westpark Advisors to perform certain development and operational services, subject to a minimum hours requirement of 1,920, as follows:

In exchange for services detailed in the Agreement, Westpark Advisors is to receive compensation as follows: $16,700 per month in cash; upon signing of the Agreement, options to purchase 250,000 shares of the Company’s common stock, at an exercise price of $0.13 per share, which vest every 90 days in four equal tranches and expire as to each tranche three years after the vesting date; and additional options to purchase one million shares of the Company’s common stock, at an exercise price of $0.13 per share, upon the successful award of a contract in excess of $500,000 which Westpark Advisors sourced, captured and pursued. The Agreement also calls for the Company to reimburse Westpark Advisors for all reasonable expenses that have been pre-approved in writing. The option agreements have not yet been issued.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

3.         NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the nine months ended September 30, 2018 and 2017, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Nine months ended September 30,
	2018	2017

Options to purchase common shares	14,000,000	14,000,000
Warrants to purchase common shares	—	1,320,598
Convertible preferred stock	43,215	40,381

Total potentially dilutive securities	14,043,215	15,360,979

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

As of September 30, 2018, we had 13,602 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of September 30, 2018 was approximately $179,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

June 30, 2018

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

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

The following reconciles notes payable as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Convertible notes payable	$(98,903)	$152,000
Accrued interest	(3,317)	3,316
Financing costs	(13,250)	(12,000)
Amortization of financing costs	22,721	2,529
Beneficial conversion feature	(111,370)	(124,689)
Amortization of beneficial conversion feature	204,119	31,941
	$—	$53,097

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

On September 20, 2018 the company received $120,000 from an individual based on a subscription agreement with the company for which the company issued 2,000,000 shares of its common stock.

On September 25, 2018 the company received a total of $60,000 from two individuals based on subscription agreements with the company for which the company issued 1,000,000 shares of its common stock.

On October 3, 2018 the company received $90,000 from an individual based on a subscription agreement with the company for which the company issued 1,500,000 shares of its common stock.

Effective October 19, 2018 the company received $20,000 and a note for $100,000 from an individual based on a subscription agreement with the company for which the company issued 2,000,000 shares of its common stock. The note is non-interest bearing and is to be paid in five monthly payments of $20,000 starting November 20, 2018.

On October 22, 2018 the company received $30,000 from an individual based on a subscription agreement with the company for which the company issued 500,000 shares of its common stock.

Effective October 30, 2018, AERG entered into a Mutual Release and Hold Harmless Agreement (“Agreement”) with Gregory Fettig and Mr. Fettig’s former law firm, Duff Bornsen and Fettig, LLP (collectively, the “Fettig Parties”). The Agreement resolves claims concerning the issuance of 5,000,000 shares of AERG common stock, par value $.001 per share, to the Fettig Parties as authorized by prior Company director George Farley as compensation for legal services rendered to the Company by the Fettig Parties valued at $5,000. The Agreement also resolves claims concerning unpaid invoices to AERG for legal services performed by the Fettig Parties.

Pursuant to the Agreement, AERG paid the Fettig Parties an aggregate of $12,000, representing full satisfaction of fees for legal services of $9,825 plus additional consideration of $2,175. The Fettig Parties agreed to surrender to AERG the stock certificate representing the 5,000,000 shares.

The Agreement also contains standard representations and warranties and mutual releases and indemnification provisions.

On November 1, 2018 the company received $120,000 from an individual based on a subscription agreement with the company for which the company issued 2,000,000 shares of its common stock.

8.                LEGAL PROCEEDINGS

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

On August 14, 2018, the Delaware Court of Chancery issued an order requiring the Company to post a bond in the total amount of $200,446.52. On August 21, 2018, the Company posted the bond via Atlantic Specialty Insurance Company acting as surety. Pursuant to the contract between the Company and Atlantic Specialty Insurance Company, the Company deposited $200,446.52 in cash as collateral for the surety agreement.

On August 23, 2018, the Delaware Court of Chancery court extended the hearing date on the Company’s motion for a preliminary injunction to October 23, 2018, and simultaneously ordered an increase in the bond amount of $55,446.52. On August 30, 2018, the Company posted the increased bond amount, again with Atlantic Specialty Insurance Company acting as surety, and deposited the additional $55,446.52 in cash with the surety.

On October 16, 2018, the Delaware Court of Chancery, Vice Chancellor Tamika Montgomery-Reeves presiding, entered a scheduling order continuing the hearing date on the Company’s motion for a preliminary injunction against defendants George Farley and AMC to December 14, 2018.

The October 16, 2018 order also required the Company to increase its bond amount by an additional $185,301.86 ($80,301.86 for AMC and $105,000.00 for Mr. Farley) to account for the continued hearing date. On October 24, 2018, the Company posted the additional bond amount of $185,301.86.

We may from time to time be involved in legal proceedings arising from the normal course of business.

9.               SUBSEQUENT EVENTS

On October 3, 2018 the company received $90,000 from an individual based on a subscription agreement with the company for which the company issued 1,500,000 shares of its common stock.

Effective October 19, 2018 the company received $20,000 and a note for $100,000 from an individual based on a subscription agreement with the company for which the company issued 2,000,000 shares of its common stock. The note is non-interest bearing and is to be paid in five monthly payments of $20,000 starting November 20, 2018.

On October 22, 2018 the company received $30,000 from an individual based on a subscription agreement with the company for which the company issued 500,000 shares of its common stock.

On October 16, 2018, the Delaware Court of Chancery, Vice Chancellor Tamika Montgomery-Reeves presiding, entered a scheduling order continuing the hearing date on the Company’s motion for a preliminary injunction against defendants George Farley and AMC to December 14, 2018.

The October 16, 2018 order also required the Company to increase its bond amount by an additional $185,301.86 ($80,301.86 for AMC and $105,000.00 for Mr. Farley) to account for the continued hearing date. On October 24, 2018, the Company posted the additional bond amount of $185,301.86.

Effective October 30, 2018, AERG entered into a Mutual Release and Hold Harmless Agreement (“Agreement”) with Gregory Fettig and Mr. Fettig’s former law firm, Duff Bornsen and Fettig, LLP (collectively, the “Fettig Parties”). The Agreement resolves claims concerning the issuance of 5,000,000 shares of AERG common stock, par value $.001 per share, to the Fettig Parties as authorized by prior Company director George Farley as compensation for legal services rendered to the Company by the Fettig Parties valued at $5,000. The Agreement also resolves claims concerning unpaid invoices to AERG for legal services performed by the Fettig Parties.

Pursuant to the agreement, AERG paid the Fettig Parties an aggregate of $12,000, representing full satisfaction of fees for legal services of $9,825 plus additional consideration of $2,175. The Fettig Parties agreed to surrender to AERG the stock certificate representing the 5,000,000 shares.

The agreement also contains standard representations and warranties and mutual releases and indemnification provisions.

On November 1, 2018 the company received $120,000 from an individual based on a subscription agreement with the company for which the company issued 2,000,000 shares of its common stock.

The company’s management has evaluated subsequent events occurring after September 30, 2018, the date of our most recent balance sheet, through the date our financial statements were issued. Where applicable, all material subsequent events have been disclosed in their respective footnotes.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

RECENT EVENTS

Tom Dearmin Passing

On August 6, 2018, the company announced that its President and Acting Chief Executive Officer, Thomas C. Dearmin, died due to unexpectedly severe complications from a recent illness on August 3, 2018 in Orange County, CA. Tom was a dear friend to all of us here at the company, and his value was exponential as he helped the company through this transition period of building a new management team and putting the company on a new path. Tom was, and always will be, the symbol of Applied Energetics core values and dedication to its employees and partners. He will be missed dearly, and we intend to continue on the path to which he led us. On behalf of everyone here at the company, we extend our deepest sympathies to Tom’s family.

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

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

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

In its Current Report on Form 8-K filed July 9, 2018, Applied Energetics, Inc. (the “Company”) indicated that it had filed a lawsuit against George Farley and AnnMarieCo LLC (“AMC”) in the Court of Chancery in the state of Delaware. This report provides an update on the progress of the litigation.

In connection with the lawsuit, the Company requested a temporary restraining order prohibiting Mr. Farley and AMC from selling their 25 million shares of the Company’s common stock which the Company alleges were improperly issued. On July 20, 2018, the Delaware Court of Chancery, Vice Chancellor Tamika Montgomery-Reeves presiding, entered a “status quo” order upon the stipulation of the parties, whereby Mr. Farley and AMC agreed not to transfer, alienate or sell any of their shares pending a ruling on the Company’s motion for a preliminary injunction.

On July 26, 2018, the Delaware Court of Chancery entered a scheduling order setting dates and deadlines for, among other matters, a hearing and briefing schedule on the amount of the bond the Company would be required to post to maintain the “status quo” order through the preliminary injunction hearing, a hearing and briefing schedule on the motion for a preliminary injunction, and a discovery schedule.

Also, in connection with the lawsuit, on August 8, 2018, the Company filed a motion to disqualify Mr. Farley’s attorney, Ryan Whalen, who had previously represented the Company.

On August 14, 2018, the Delaware Court of Chancery issued an order requiring the Company to post a bond in the total amount of $200,446.52. On August 21, 2018, the Company posted the bond via Atlantic Specialty Insurance Company acting as surety. Pursuant to the contract between the Company and Atlantic Specialty Insurance Company, the Company deposited $200,446.52 in cash as collateral for the surety agreement.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

On August 23, 2018, the Delaware Court of Chancery court extended the hearing date on the Company’s motion for a preliminary injunction to October 23, 2018, and simultaneously ordered an increase in the bond amount of $55,446.52. On August 30, 2018, the Company posted the increased bond amount, again with Atlantic Specialty Insurance Company acting as surety, and deposited the additional $55,446.52 in cash with the surety.

On September 7, 2018, the Delaware Court of Chancery entered an order setting a briefing schedule on the Company’s motion to disqualify Mr. Whalen.

On September 10, 2018, the Delaware Court of Chancery entered an order governing the production and exchange of confidential documents and information among the parties in discovery.

 In another Current Report on Form 8-K filed September 13, 2018, the Company updated the status of the litigation to include events that occurred up to that date. This report further updates the progress of the litigation.

On October 16, 2018, the Delaware Court of Chancery, Vice Chancellor Tamika Montgomery-Reeves presiding, entered a scheduling order continuing the hearing date on the Company’s motion for a preliminary injunction against defendants George Farley and AMC to December 14, 2018.

The October 16, 2018 order also required the Company to increase its bond amount by an additional $185,301.86 ($80,301.86 for AMC and $105,000.00 for Mr. Farley) to account for the continued hearing date. On October 24, 2018, the Company posted the additional bond amount of $185,301.86.

As with any litigation, the Company cannot predict the outcome with certainty, but the Company expects to provide further updates on the status of the litigation as circumstances warrant.

Capital Program

As of Sept 20, 2018, we commenced an approximately $600-750 thousand-dollar offering of 10-12.5 million shares of the company’s common stock at a price of $0.06 per share. We believe this funding will provide management with short term operating capital, legal expenses while also creating flexibility for the next phase of the company’s business plan. As of the date of this report, the company has collected approximately $440,000 from this equity offering.

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

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017:

	2018	2017

General and administrative	$(723,316)	$(180,353)
Research and development	(48,508)	—
Interest (expense)	(174)	(451)
Net loss	$(771,998)	$(180,804)

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $543,000 to $723,000 for the three months ended September 30, 2018 compared to $180,000 for the three months ended September 30, 2017 primarily due to the increase of professional expenses of $513,000 and an increase in supplied and insurance expense of $28,000.

RESEARCH AND DEVELOPMENT

Research and development expenses increased approximately $49,000 to $49,000 for the three months ended September 30, 2018 compared to $-0- for the three months ended September 30, 2017 primarily due to the initiation of research and development activities through our teaming agreement with Applied Optical Sciences, Inc.

NET LOSS

Our operations for the three months ended September 30, 2018 resulted in a net loss of approximately $772,000, an increase of approximately $591,000 compared to the $181,000 loss for the three months ended September 30, 2017 primarily due to an increase in professional fees, the increase in research and development costs and an increase in supplies and insurance expense.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017:

	2018	2017
General and administrative	$(1,457,539)	$(463,834)
Research and development	(98,000)	—
Interest (expense)	(244,820)	(451)
Net loss	$(1,800,359)	$(464,285)

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $994,000 to $1,458,000 for the nine months ended September 30, 2018 compared to $464,000 for the nine months ended September 30, 2017 primarily due to the increase of professional expenses of $781,000, recognition of a loss on the early payoff of notes payable for $174,000 and an increase in supplied and insurance expense of $35,000.

RESEARCH AND DEVELOPMENT

Research and development expenses increased approximately $98,000 to $98,000 for the nine months ended September 30, 2018 compared to $-0- for the nine months ended September 30, 2017 primarily due to the initiation of research and development activities through our teaming agreement with Applied Optical Sciences, Inc.

INTEREST EXPENSE

Interest expense increased $244,370 to $244,820 for the nine months ended September 30, 2018 compared to $451 for the nine months ended September 30, 2017 primarily due to the increased level of borrowing by the company.

NET LOSS

Our operations for the nine months ended September 30, 2018 resulted in a net loss of approximately $1,800,000, an increase of approximately $1,336,000 compared to the $464,000 loss for the nine months ended September 30, 2017 due to an increase in professional fees, loss on an early payoff of notes as well as increased borrowings and associated fees and an increase in insurance expense.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2018, we had approximately $327,000 of cash and cash equivalents, an increase of approximately $324,000 from December 31, 2017. During the first nine months of 2018, the net cash outflow from operating activities was approximately $1,115,000. This amount was comprised primarily of our net loss of $1,800,000, an increase in other long term assets of $256,000, a decrease in accrued expenses, deposits and deferred rent of $61,000 and an increase in prepaid expenses and deposits of $20,000, partially offset by shares issued for services of $399,000, amortization of beneficial conversion feature of $204,000, loss on the early payoff on a note payable of $174,000, an increase in accounts payable of $158,000, noncash stock based compensation of $46,000, amortization of financing costs of $23,000, and interest expense of $18,000. Investing activities reflected the purchase of equipment for $39,000, and financing activities reflected $1,690,000 proceeds from issuance of common stock, $150,000 proceeds from a note payable, partially offset by $361,000 repayment on note payable, resulting in net cash inflow of approximately $324,000.

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

BACKLOG OF ORDERS

At November 9, 2018, we had a backlog (workload remaining on signed contracts) of $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of September 30, 2018 are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2018 the company issued 497,084 shares of its common stock to an individual for approximately $15,000 in services.

On January 24, 2018 the company issued 745,262 shares of its common stock to a company individual for approximately $23,000 in services.

On January 26, 2018 the company issued 5,000,000 shares of its common stock to a company for $150,000 in services.

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

During the six months ended June 30, 2018, the company, under its new management, has borrowed a total of $132,000 from Mr. Bradford T Adamczyk, the company’s CEO and director, and Jonathan Barcklow, the company’s director. These loans are interest free and are payable on demand. On May 1, 2018, both directors submitted subscription agreements for $60,000 for 1,000,000 shares of company common stock, each to be settled with the company’s debt. On July 23, 2018, the remaining balance of $12,000 was paid back to one director.

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

On September 11 24, 2018 the company issued 3,502,500 shares of its common stock to an individual for $210,150 in services.

On September 20, 2018 the company received $120,000 from an individual based on a subscription agreement with the company for which the company issued 2,000,000 shares of its common stock.

On September 25, 2018 the company received a total of $60,000 from two individuals based on subscription agreements with the company for which the company issued 1,000,000 shares of its common stock.

On October 3, 2018 the company received $90,000 from an individual based on a subscription agreement with the company for which the company issued 1,500,000 shares of its common stock.

Effective October 19, 2018 the company received $20,000 and a note for $100,000 from an individual based on a subscription agreement with the company for which the company issued 2,000,000 shares of its common stock. The note is non-interest bearing and is to be paid in five monthly payments of $20,000 starting November 20, 2018.

On October 22, 2018 the company received $30,000 from an individual based on a subscription agreement with the company for which the company issued 500,000 shares of its common stock.

On November 1, 2018 the company received $120,000 from an individual based on a subscription agreement with the company for which the company issued 2,000,000 shares of its common stock.

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

Date: November 9, 2018