Form 10-K
period 2018-12-31
APPLIED ENERGETICS, INC.
filed 2019-04-01
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from________to________

Commission File Number 001-14015

Applied Energetics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0262908
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2480 W Ruthrauff Road, Suite 140 Q
Tucson, Arizona	85705
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code                     (520) 628-7415

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company’ in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☐       Smaller reporting company ☒       Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2018 (the last day of the registrant’s most recently completed second quarter) was approximately $20,745,000.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 28, 2019 was 204,197,396.

APPLIED ENERGETICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

Available Information

Applied Energetics, Inc. ("company," "Applied Energetics," “AE,” “AERG,” "we," "our" or "us"). makes available free of charge on its website at www.aergs.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after electronically filing or furnishing such material to the Securities and Exchange Commission (“SEC”).

This report may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549 or at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

General

Applied Energetics 2019 General Corporate Review:

Applied Energetics, is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 2480 W Ruthrauff Road, Suite 140 Q, Tucson, Arizona, 85705;(520) 628-7415. www.aergs.com

Applied Energetics specializes in the development and manufacture of advanced high-performance lasers, high voltage electronics, advanced optical systems, and integrated guided energy systems for defense, aerospace, industrial, and scientific customers worldwide.

AE has developed, successfully demonstrated and holds all crucial ownership rights to a dynamic Directed Energy technology called Laser Guided Energy (“LGE”) and Laser Induced Plasma Channel (“LIPC”). LGE and LIPC are technologies that can be used in a new generation of high-tech weapons. In the market today, two key types of Directed Energy Weapon (“DEW”) technologies exist, High Energy Lasers (“HEL”), and High-Power Microwave (“HPM”). Neither HEL or HPM are owned by a single entity. Now, there is a third DEW technology, LGE. Applied Energetics’ LGE and LIPC technologies are owned by AE, and patent protected with 25 current patents and an additional 11 Government Sensitive Patent Applications (“GSPA”). The company’s GSPA’s are held under secrecy orders of the US government. That is important because government GSPA’s allow AE greatly extended protection rights.

AE’s technology is vastly different than conventional directed energy weapons, i.e. HEL, and HPM. LGE uses Ultra-Short Pulse (USP) laser technology to combine the speed and precision of lasers with the overwhelming punch of high-voltage electricity. This advanced “man-made lightning” allows extremely high peak power and energy, with target effects tenability, and is effective against a wide variety of potential targets. A key element of LGE is its novel ability to offer selectable and tunable properties that can help protect non-combatants and combat zone infrastructure.

As AE moves toward the future, our business strategy reflects upon the significant value of LGE and LIPC, and also includes related technologies involving Advanced Ultra Short-Pulse (“AUSP”) and Counter-IED (“CIED”) technologies. Consequently, AE has resumed long-term R&D of next generation advanced LGE, LIPC, USP, and potentially CIED technologies for national security and defense applications.

LETTER TO OUR SHAREHOLDERS

Our Principal Executive Officer has prepared and issued the following letter to our shareholders:

Dear Shareholders:

On behalf of our management team, I would like to present this letter to shareholders of our company to explain details about important events in 2018 and in the execution of our business plan for 2019 and over the long term.

2018 was a year of transition and great positive change for Applied Energetics Inc. (“AE”). On March 9, 2018, new management for AE was put in place with a victorious proxy by shareholders, removing the Chief Executive Officer (“CEO”) and sole director with cause. Since that time, management has undertaken and completed a series of activities focusing on the reconstitution of the company and its advanced technologies, which include Laser Guided Energy (“LGE”), Laser Induced Plasma Channel (“LIPC”), Advanced Ultra Short-Pulse (“AUSP”) and Counter-IED (“CIED”). The Board of Directors and executive team have more recently executed a plan to address critical areas required to further establish a strong corporate and scientific foundation, create future growth and define the future strategic direction of the company.

AE Technology and Patents

AE has developed, successfully demonstrated and holds all crucial ownership rights to a dynamic Directed Energy technology called LGE and LIPC. LGE and LIPC are technologies that can be used in a new generation of high-tech weapons. In the market today, two key types of Directed Energy Weapon (“DEW”) technologies exist, High Energy Lasers (“HEL”), and High-Power Microwave (“HPM”). Neither HEL or HPM are owned by a single entity. Now, there is a third DEW technology, LGE. Applied Energetics’s LGE and LIPC technologies are owned by AE, and patent protected with 25 current patents and an additional 11 Government Sensitive Patent Applications (“GSPA”). The company’s GSPA’s are held under secrecy orders of the US government. That is important because government GSPA’s allow AE greatly extended protection rights.

AE’s technology is vastly different from conventional directed energy weapons, i.e. HEL, and HPM. LGE uses Ultra-Short Pulse (USP) technology to combine the speed and precision of lasers with the overwhelming punch of high-voltage electricity. This advanced “man-made lightning” allows extremely high peak power and energy, with target effects tenability, and is effective against a wide variety of potential targets. A key element of LGE is its novel ability to offer selectable and tunable properties that can help protect non-combatants and combat zone infrastructure.

As AE moves toward the future, our business strategy reflects upon the significant value of LGE and LIPC, and also includes related technologies involving AUSP and CIED technologies.

AE’s immediate priorities going forward include the following:

A.	Support R&D efforts: LGE and LIPC are rapidly expanding technologies and the cornerstone to AE’s future, along with unique projects involving AUSP opportunities and counter-IED. These will be the key areas of R&D for 2019. AE’s LGE, LIPC and AUSP technologies potentially have many significant new opportunities in a variety of rapidly evolving areas.

B.	Focus on Business Development: In July 2018, AE launched a targeted business development effort to engage both the US government and existing teaming partners and help communicate the value of AE’s intellectual property and corporate capabilities. The company has engaged Westpark Advisors, LLC as a full-time consultant specifically assigned to this effort in the Virginia and Washington D.C. area. To date, Westpark’s efforts have produced requests for information and many important introductions to potential AE customers.

C.	Build a Solid Executive Management Team: AE is currently seeking to appoint a permanent CEO with highly specialized skills and experience in the field of lasers and optical physics to further AE’s rapidly growing and opportunistic technology portfolio and to manage its corporate and scientific affairs. Management has been in discussions concerning this important matter and expects to announce a new CEO before the end of the second quarter of 2019.

D.	Assemble a Highly Specialized Scientific Team: AE’s lead scientist, Dr. Stephen McCahon is a cofounder of Applied Energetics and is highly accomplished in the field of laser technology and recognized in the scientific community. Dr. McCahon is currently in the process of assembling a highly specialized AE scientific team to further optimize areas of the company’s targeted growth.

E.	Expand the Board of Directors: To help facilitate AE’s expected future corporate growth, the Board of Directors is expected to expand from 3 to 5 directors.

F.	Opportunities Through M&A: AE’s management and Board of Directors intends to pursue strategic corporate acquisitions in related fields and technology.

G.	Funding for Future Growth: AE is currently pursuing several avenues to bring institutional sponsorship to help fund the next two years of corporate and R&D growth.

As we move forward in 2019 and beyond, management believes AE’s advanced technology business opportunities have never been greater. We recently attended the February 2019 Booz Allen Directed Energy Conference in Washington D.C. During presentations and in discussions concerning Directed Energy, a presenter commented that, “stakeholders attending the summit used to prognosticate that directed energy technology would be deployed to the field in the next “five to 10 years,” but thanks to increased federal spending, that number may be down to two or three years. We are right on the cusp of fielding developmental systems that can quickly transition to operational capabilities”. (www.boozallen.com/d/event/directed-energy-summit.html)

Through our analysis of the market, and in discussions with potential customers, we would also conclude that customers are becoming more receptive and interested in directed energy technologies. According to the Department of Defense (“DOD”), directed energy spending by the DOD is expected to grow from approximately $500 million in 2018 to over $1 billion in 2019, an increase of 100% year over year. As a result, we continue to be evermore excited about our future and the growing opportunities in directed energy applications. With our existing patent portfolio, and through further advancements of our technologies, we believe there is an opportunity for us to become a leading and successful developer in the marketplace. Finally, with our team of dedicated professionals and ambitious scientists, along with a supportive shareholder base, we also believe that the future and timing of the company has never been better than it is today. We look forward to a successful year.

Sincerely,

Brad Adamczyk

Principal Executive Officer

Applied Energetics 2018 Accomplishments and News of Importance

●	On March 8, 2018 a group of AE investors led by original cofounder and previous CEO Thomas C. Dearmin, along with Jonathon Barcklow, Brad Adamczyk, John Schultz and Oak Tree Asset Management Ltd. were victorious in a proxy vote, removing with cause George Farley, the Chief Executive Officer, and sole director of the company.

●	On March 9, 2018 a new three-man board of directors took office and appointed Thomas C. Dearmin acting CEO. The company’s first line of business was to review all aspects of the company’s business and to create a check list of issues in order of priority. It became immediately apparent that the new management had to address egregious and highly toxic loans put on the company books by the company’s former CEO and sole director over the prior six months. Because of timing constraints and lack of cash, board members Barcklow and Adamczyk agreed to loan the company interest free the needed funds to take care of immediate corporate needs. At the top of the list were the toxic loans set to convert into shares within days. Shortly thereafter, on April 12, 2018, the company commenced raising funds via the private placement of restricted shares of AE at .06 cents per share. By May of 2018, all loans had been repaid, but at a substantial cost to the company. Adamczyk and Barcklow then converted their interest free loans to equity at .06 per share along with the equity subscription offering.

●	On April 9, 2018, Applied Energetics indicated that its management was engaged in corporate due diligence on previous company financial and stock transactions with particular attention to large dilutive events, including issuance of shares that were registered on the company’s Registration Statement on Form S-1 and as executive compensation from March 2, 2015.

●	On April 12, 2018, the company commenced the first of two money raises via the private placement of its shares at .06 cents per share. A total of 42.5 million shares were sold, amounting to $2,550,000.

●	On May 21, 2018, the company retained Enterprise Counsel Group, A Law Corporation in Orange County, CA, as litigation counsel, and to commence an investigation of previous managements decisions and financial transactions.

●	On May 22, 2018, AE engaged its patent attorney to review the company’s non-classified patents and bring them current. Many of AE’s key patents were set to go abandoned or had gone abandoned because of lack of maintenance payments.

●	On June 25, 2018, the company retained Delaware Law firm Morris James LLP to represent the company.

●	On July 3, 2018, having determined that sufficient evidence existed of wrongdoing by prior management, AE’s legal counsel, Enterprise Counsel Group, located in Irvine, CA and AE’s Delaware counsel Morris James located in Wilmington, DE, commenced a lawsuit in the Court of Chancery of the State of Delaware.

The lawsuit consists of six causes of action:

1.	Breach of Fiduciary Duty of Loyalty against George Farley

2.	Breach of Fiduciary Duty of Care against George Farley

3.	Aiding and Abetting Breach of Fiduciary Duty against AnneMarieCo LLC (“AMC”)

4.	Conversion against George Farley

5.	Fraudulent Transfer against George Farley and AMC

6.	Injunctive Relief against George Farley and AMC

●	On July 16, 2018, AE entered into a Master Services Agreement with Westpark Advisors, LLC (“WAI”) to assist the company in launching its comprehensive sales and marketing strategy for the greater Washington DC area and broader Department of Defense markets. WAI is expected to focus on the company’s second generation Banshee Counter-IED technologies, along with Laser Guided Energy and the company’s novel laser technologies and is to provide business development, program management and strategy consulting services, including sales and marketing of the company’s product line. We expect that WAI’s expansive network and knowledge of the defense market will prove valuable in relaunching the company’s brand, products, and capabilities. Managing Director, Patrick Williams is to serve as WAI’s account lead and provide full-time support to the company.

●	On July 20, 2018, the Delaware Court of Chancery, Vice Chancellor Tamika Montgomery-Reeves presiding, entered a “status quo” order upon the stipulation of the parties, whereby Mr. Farley and AMC, a Farley family LLC, agreed not to transfer, alienate or sell any of their shares pending a ruling on the company’s motion for the preliminary injunction.

●

On August 6, 2018, the company announced that its President and Acting Chief Executive Officer, Thomas C. Dearmin, passed away due to unexpectedly severe complications from an illness. Tom’s value was exponential as he helped the company through this transition period of building a new management team and putting the company on a new pathway forward. Tom was an original co-founder, and will always be the symbol of AE’s dedication to its employees and partners.

●	On August 6, 2018, AE’s board of directors held a meeting to discuss the continuity of the company’s strategic direction and operations as well as conducting a search for Mr. Dearmin’s successor. Brad Adamczyk agreed to assume Mr. Dearmin’s managerial responsibilities and, accordingly, was elected to serve as the Principal Executive Officer.

●	Effective October 30, 2018, AE entered into an Agreement with a former law firm and patent attorney for the return of 5,000,000 shares of common stock issued to the party. Pursuant to the agreement, AE paid the party $12,000, representing full satisfaction of fees for prior legal services.

●	Effective November 11, 2018, AE’s board of directors appointed John E. Schultz Jr. to the board, filling the vacancy created by the departure of Mr. Dearmin. Mr. Schultz brings a long affiliation with Wall Street. Mr. Schultz founded Oak Tree Asset Management Ltd. in 2000, and actively traded billions of dollars of securities in managed LLC’s during the early 2000’s. More recently, Mr. Schultz’s strong networks have emphasized early stage private equity investment deals. Mr. Schultz has been a shareholder starting with AE’s public inception in 2004 and has an intimate knowledge of the company’s history and finances.

●	Effective November 12, 2018, the board of directors adopted an Incentive Stock Plan for the allocation and issuance of new shares of stock, restricted shares of stock, and options (both incentive stock options and non-qualified stock options) to officers, directors, employees and consultants of the company. The board reserved a total of 50,000,000 for possible issuance under the plan.

●	In December 2018, AE retained patent attorney, Michael Martinsen IP, in Boulder CO, to work with the company on AE’s current and newly created intellectual property, and AE’s Government Sensitive Patent Applications.

Applied Energetics 2019 Accomplishments and News of Importance

●	As of January 16, 2019 the company had raised a total of $2.55 million dollars through the sale of an aggregate of 42.5 million shares at $.06 per share.

●	Effective February 15, 2019, AE entered into a Consulting and Advisory Services Agreement with WCCventures, LLC (“WCC”) whereby WCC is to provide advice and guidance to management including business strategy, marketing and capital needs.

●	Effective February 15, 2019, AE retained corporate communications firm, Cameron Associates (“CA”), to provide investor relations services on behalf of the company including counseling management on appropriate investor communications, preparing and distributing press releases and other public documents, orchestrating conference calls and responding to investor inquiries. CA and its principal, Kevin McGrath, worked closely with AE as investor relations consultants starting from the company’s inception in 2004 through 2011. We are pleased to welcome back both CA and Kevin McGrath as AE continues forward with its corporate business plan.

Employees

As of March 29, 2019, we had no employees, and we retain a number of consultants.

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

In their report accompanying our financial statements, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2018 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses from operations and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in Government contract activity raise substantial doubt about our ability to continue as a going concern.

Our business has generated no revenues during the past two fiscal years and had a net operating loss during each period.

For each of the company’s fiscal years ended December 31, 2018 and 2017, we had no revenues, and we had net operating losses of $2,762,404 and $752,260 for fiscal years 2018 and 2017, respectively. We can give no assurances that our planned operations will generate revenues in the future or whether any such revenues will result in profitability.

Risk Related to Our Previous Business Activities

We may be unable to adequately protect our intellectual property rights, which could affect our ability to sustain the value of such assets.

Protecting our intellectual property rights is critical to our ability to maintain the value of our intellectual property. We hold a number of United States patents and patent applications, as well as trademark, and registrations which are necessary and contribute significantly to the preservation of our competitive position in the market. There can be no assurance that any of these patents or future patent applications and other intellectual property will not be challenged, invalidated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. While we have entered into confidentiality and invention assignment agreements with our former employees and entered into nondisclosure agreements with suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. These measures may not suffice to deter misappropriation or independent third-party development of similar technologies. Based on our current financial condition, we may not have the funds available to enforce and protect our intellectual properties.

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

As of March 28, 2019, we had outstanding approximately 204 million shares of common stock. Approximately 94 million of our shares are currently freely trading without restriction under the Securities Act of 1933, and 64 million having been held by their holders for over one year and are eligible for sale under Rule 144(k) of the Securities Act after April 27, 2018, which is one year after the company exited shell company status.

Provisions of our corporate charter documents could delay or prevent change of control.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of “blank check” preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors. The designation of preferred stock in the future, the classification of our Board of Directors, its three classes and the rights agreement could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. Moreover, the holders of our outstanding Series A Preferred Stock have a right to put their shares to the company for an amount equal to the liquidation preference of approximately $340,000 plus unpaid dividends (approximately $187,000 as of December 31, 2018), in the event of a change of control. Such right could hinder our ability to sell our assets or merge with another company.

The redemption and dividend provisions of our outstanding preferred stock are onerous due to our current financial condition.

The company has redeemed substantially all of its outstanding preferred stock. At December 31, 2018, 13,602 shares were outstanding with a liquidation preference of approximately $340,000 and unpaid dividends of $187,000. As of February 1, 2019, the liquidation preference of our outstanding preferred stock plus unpaid dividends thereon was approximately $536,000. If an event occurs that would require us to redeem the preferred stock, we may not have the required cash to do so.

In addition, our annual dividend payment on the preferred stock is approximately $34,000, which will further deplete our cash. We have not paid the dividends commencing with the quarterly dividend due August 1, 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure no longer continues. Dividends in arrears as of February 28, 2019 were approximately $196,000. These terms may also make it more difficult for us to sell equity securities or complete an acquisition.

We may require additional financing to maintain our reporting requirements and administrative expenses

We have no meaningful revenues and are dependent on our cash on hand to fund the costs associated with the reporting obligations under the Securities Exchange Act of 1934, as amended, and other administrative costs associated with our corporate existence. For the years ended December 31, 2018, 2017 and 2016, we incurred net losses of $3,007,747, $790,046 and $492,605, respectively. General and administrative expenses include salaries, accounting fees other professional fees and other miscellaneous expenses. We do not expect to generate any revenues unless and until the commencement of business operations. In the event that our available funds prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests.

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

We may issue additional securities in conjunction with a business opportunity which will result in a dilution of present stockholder ownership

Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock. As of March 28, 2019, we have 204,197,369 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our company is expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

Both our defense and commercial markets are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

●	identify emerging technological trends in our target markets;

●	develop and maintain competitive products;

●	enhance our products by improving performance and adding innovative features that differentiate our products from those of our competitors;

●	develop and manufacture and bring products to market quickly at cost-effective prices;

●	obtain commercial scale production orders from our Government and other customers;

●	meet scheduled timetables and enter into suitable arrangements for the development, certification and delivery of new products;

●	enter into suitable arrangements for volume production of mature products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In March 2019, we have a month-to-month agreement to lease approximately 190 square feet of office space in Tucson, Arizona.

Our aggregate rent expense, including common area maintenance costs, was approximately $4,000 and $4,000 for 2018 and 2017, respectively.

We believe our facilities are adequate for our currently expected level of operations.

See Note 5 to our 2018 Consolidated Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2018.

ITEM 3. LEGAL PROCEEDINGS

As previously reported in our Current Report on Form 8-K filed on July 9, 2018, on July 3, 2018, we commenced a lawsuit in the Court of Chancery of the State of Delaware against the company’s former director and principal executive officer George Farley and AnneMarieCo LLC (“AMC”).

The lawsuit alleges to the following six causes of action:

1.	Breach of Fiduciary Duty of Loyalty against George Farley
2.	Breach of Fiduciary Duty of Care against George Farley
3.	Aiding and Abetting Breach of Fiduciary Duty against AMC
4.	Conversion against George Farley
5.	Fraudulent Transfer against George Farley and AMC
6.	Injunctive Relief against George Farley and AMC

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

On October 16, 2018, the Delaware Court of Chancery entered a scheduling order continuing the hearing date on the company’s motion for a preliminary injunction against defendants George Farley and AMC to December 14, 2018.

The October 16, 2018 order also required the company to increase its bond amount by an additional $185,301.86 ($80,301.86 for AMC and $105,000.00 for Mr. Farley) to account for the continued hearing date. On October 24, 2018, the company posted the additional bond amount of $185,301.86.

On October 16, 2018, the Delaware Court of Chancery issued an order denying the company’s motion to disqualify Mr. Whalen.

On January 23, 2019, the Delaware Court of Chancery issued a Memorandum Opinion, granting a preliminary injunction prohibiting Mr. Farley and AMC from selling their 25 million shares of the company’s common stock, which the company alleges were improperly issued. On January 24, 2019, the Delaware Court of Chancery issued a revised Memorandum Opinion correcting calculations regarding the increased bond amount.

In granting the preliminary injunction, the Court found that the company met “its considerable burden” of demonstrating it was likely to win its lawsuit against Mr. Farley and AMC. Specifically, the Court found it was “reasonably probable” Mr. Farley had unlawfully issued the 25 million shares without proper authorization, Mr. Farley had breached his duty of loyalty to the company, Mr. Farley was unlikely to prove the stock issuance was procedurally or substantively “fair” to the company, and Mr. Farley had fraudulently transferred 20 million of the shares to AMC. Finally, the Court ruled because Farley and AMC’s 25 million shares represented one eighth of the company’s outstanding ownership, the injunction was necessary to protect the company’s capital structure, ability to attract new investors, ability to raise new capital and continue deployment of its plans now underway to revitalize its business.

The company had previously requested the temporary restraining order on July 20, 2018, the Delaware Court of Chancery, Vice Chancellor Tamika Montgomery-Reeves presiding, entered a “status quo” order upon the stipulation of the parties, whereby Mr. Farley and AMC agreed not to transfer, alienate or sell any of their shares pending a ruling on the company’s motion for the preliminary injunction.

In its Memorandum Opinion, the Court also required that the company post additional bond money, bringing the total cash collateral for the surety agreement to $582,377.26. The company posted the additional bond amount, and deposited the additional cash amount with the surety, on January 29, 2019.

In a related matter, on February 8, 2019, the company filed a complaint against Stein Riso Mantel McDonough, LLP (“Stein Riso”), its former counsel, in the United States District Court for the Southern District of New York alleging the following:

1.	breach of fiduciary duty;

2.	legal malpractice;

3.	aiding and abetting a breach of fiduciary duty;

4.	voidance of fees under New York Rules of Professional Conduct 1.8;

5.	violation of New York Rule of Professional Conduct 1.5;

6.	securities fraud;

7.	breach of contract; and

8.	unjust enrichment.

The complaint against Stein Riso followed the issuance, on January 23, 2019, of a Memorandum Opinion granting the company’s motion for a preliminary injunction by the Delaware Court of Chancery in the case against George Farley and AMC. Stein Riso has not yet formally responded to the complaint.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market price per share

Our common stock is currently quoted for trading on the Over the Counter Bulletin Boards and the OTCQB, trading under the symbol “AERG”. The following table sets forth information as to the price range of our common stock for the period January 1, 2017 through December 31, 2018. No dividends on common stock were declared for these periods.

Quarterly Periods		High	Low
2017
	First	$0.06	$0.02
	Second	$0.10	$0.03
	Third	$0.07	$0.03
	Fourth	$0.06	$0.02
2018
	First	$0.09	$0.04
	Second	$0.19	$0.05
	Third	$0.15	$0.05
	Fourth	$0.08	$0.04

Holders of Record

As of March 28, 2019, there were approximately 363 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

On December 7, 2018 the company received $60,000 from an individual based on a subscription agreement with the company for which the company issued 1,000,000 shares of its common stock.

On December 21, 2018 the company received $60,000 from an individual based on a subscription agreement with the company for which the company issued 1,000,000 shares of its common stock.

On December 31, 2018 the company received $60,000 from an individual based on a subscription agreement with the company for which the company issued 1,000,000 shares of its common stock.

In January 2019, the company received $150,000 from 3 non-affiliated individuals based on subscription agreements with the company for which the company issued 2,500,000 shares of its common stock.

Each of the foregoing issuance were pursuant to Section 4(a)(2) of the Securities Act as they were not in connection with a public offering.

Dividends

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock. We paid dividends via the issuance shares of Common Stock on our 6.5% Series A Convertible Preferred Stock in 2011. We paid cash dividends on our 6.5% Series A Convertible Preferred Stock in 2012 and February and May 2013. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of December 31, 2018 and February 28, 2019 were approximately $187,000 and $196,000, respectively. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

Equity Compensation Plan Information

See Item 12.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management discussion and analysis (“MD&A”) together with the risk factors set forth in Item 1A and with our audited Consolidated Financial Statements and Notes thereto included elsewhere herein.

Overview

Starting in the fourth quarter of 2014 and through the first quarter of 2017, the company reported as a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended due to the suspension of its previous business activities in October, 2014. The company has developed a comprehensive research and development program and commenced R&D Activities in April 2017. Accordingly, the company is no longer a “shell company” and is reporting as a “smaller reporting company”.

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

The members of the Scientific Advisory Board (‘SAB”) have agreed to assist in our Strategic Roadmap Development, expected R&D activities, and provide a sound technical basis for future teaming, investment, and market analysis. These members have been chosen based upon their areas of subject matter expertise and senior experience levels that span both the Department of Defense (“DOD") and commercial sectors.

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

We are in discussions with and expect to team with a major defense contractor for co-development and manufacture of military products. We also anticipate teaming with a leading commercial laser technology manufacturer for co-development of commercial products resulting from our research and development efforts.

Path Forward

Our goal is to increase the energy and power while decreasing the size, weight, and cost of USP lasers. We expect to develop very high energy and power scaled USP lasers that have a very broad range of applicability for Department of Defense, commercial, and medical applications. Although the historical market for AERG’s LGE technology is the U.S. Government, the AUSP technologies is expected to provide numerous platforms for commercial and medical, markets creating a substantially larger product market.

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

Share-Based Payments

Stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as an expense over the requisite service period.

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

Results of Operations

Our consolidated financial information for the years ending December 31, 2018, and 2017 is as follows:

	2018	2017
Revenue	$—	$—
Cost of revenue	—	—
Operating Expenses:
General and administrative	$(2,521,837)	$(752,260)
Selling and marketing	(50,085)	—
Research and development	(190,482)	—
Total operating expenses	(2,762,404)	(752,260)
Other expense:
Interest (expense)	(245,343)	(37,786)
Other expense	(245,343)	(37,786)
Loss before provision for income taxes	(3,007,747)	(790,046)
Provision for income taxes	—	—
Net loss	$(3,007,747)	$(790,046)

General and Administrative

General and administrative expenses increased approximately $1,770,000 to $2,522,000 for the year ended December 31, 2018 compared to $752,000 for the year ended December 31, 2017. Consulting and professional services increased by approximately $1,498,000, recognition of a loss on the early payoff of notes payable for $174,000 and an increase in supplies and insurance expense of $85,000 and travel related expenses increased by $9,000.

At December 31, 2018, there were no unrecognized compensation costs related to unvested restricted stock awards.

Selling and Marketing

Selling and Marketing expenses increased approximately $50,000 to $50,000 for the year ended December 31, 2018 compared to $-0- for the year ended December 31, 2017 primarily due to the initiation of business development activities through our Master Services Agreement with Westpark Advisors.

Research and Development

Research and development expenses increased approximately $190,000 to $190,000 for the year ended December 31, 2018, compared to $-0- the year ended December 31, 2017, primarily due to the initiation of research and development activities through our teaming agreement with Applied Optical Sciences, Inc.

Other Expense

Interest expense for the year ended December 31, 2018 was higher by approximately $208,000 from 2017 primarily due to amortization of the notes payable beneficial conversion factor and higher levels of historical debt.

Net Loss

Our operations in 2018 resulted in a net loss of approximately $3,008,000, an increase of approximately $2,218,000 compared to the approximately $790,000 million net loss for 2017 primarily due to an increase in professional fees, research and development costs, supplies and insurance expense, selling and marketing expenses and interest expense. Our net loss attributable to common stockholders per common share – basic and diluted increased to approximately ($0.02) per share.

Trend Discussion

It is too early to determine if efforts to obtain new business under our Teaming and Consulting Agreement will be successful.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2018, the company incurred a net loss of approximately $3,008,000, had negative cash flows from operations of $1,792,000 and may incur additional future losses due to the reduction in government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2017 and 2018 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses from operations and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in Government contract activity raise substantial doubt about our ability to continue as a going concern.

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

At December 31, 2018, we had approximately $179,000 of cash and cash equivalents, an increase of approximately $176,000 from December 31, 2017. In 2018, we used approximately $1,792,000 in operating activities, comprised primarily of our net loss of $3,008,000, an increase in long-term receivables of $441,000, a decrease in accrued expenses and compensation of $92,000, an increase in other receivables of $60,000 and an increase in prepaid expenses and deposits of $20,000 partially offset by an increase in accounts payable of $601,000, shares issued for services of $399,000, non-cash stock-based compensation expense of $381,000 amortization of notes payable beneficial conversion feature of $204,000, loss on early payoff of note of $174,000, the amortization of financing costs of $23,000 and interest expense of $19,000.

We used approximately $39,000 in investing activities with the purchase of equipment.

We had approximately $2,006,000 provided by financing activities comprised of $2,230,000 provided from the proceeds from the issuance of common stock, proceeds from note payable net of financing costs of $150,000 partially offset by the repayment on notes payable $361,000 and the cancellation of common stock of $12,000. All this resulted in a net cash inflow of approximately $176,000.

As of April 1, 2019, our backlog was $ -0-.

On April 27, 2017, the company filed a Registration Statement on Form S-1, as subsequently amended, with the Securities and Exchange Commission in which we registered 99,000,000 shares of common stock, 50,000,000 for the company and 49,530,068 on behalf of selling security holders, including a founder of the company. The Registration Statement was declared effective on November 13, 2017. On March 15, 2018, new management of the company, having determined that it did not wish to pursue funding through the Registration Statement and that it wished to examine the issuance of the shares listed therein on behalf of selling security holders, amended the Registration Statement to deregister all unsold shares thereunder. This amendment was declared effective as of March 28, 2018. Management continues to evaluate possible sources of funding for the company.

Contractual Obligations:

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2018:

	Payment by Period
	Total	Less than 1 Year

Notes payable	$14,913	$14,913
Operating leases	$326	$326

Total	$15,239	$15,239

Not included in the above table are the dividends on our Series A Preferred Stock that are approximately $35,000 each year (approximately $9,000 each quarter), assuming no conversion of the outstanding shares of Series A Preferred Stock into shares of common stock.

Operating Leases

We have, in the past, operated in leased premises under an operating lease. Total rent expense on this space amounted to approximately $4,000 for each of 2018 and 2017, respectively.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at an initial rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly. We have not paid dividends commencing with the quarterly dividend due August 1, 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure is cured. Dividends in arrears as of February 28, 2019 were approximately $196,000.

The holders of the Series A Preferred Stock have a right to put the stock to the company for an aggregate amount equal to the liquidation preference (approximately $340,000) plus unpaid dividends of $193,000 in the event of a change in control. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. As of December 31, 2018, there were 13,602 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating lease, see Note 6 to the Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the related notes and the Report of Independent Registered Public Accounting Firms thereon, are included in Applied Energetics’ 2018 Consolidated Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

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

Our management, including our Principal Executive Officer (”PEO”) and Principal Financial Officer (“PFO”), has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, the PEO and PFO has concluded that our internal control over financial reporting was not effective as of December 31, 2018

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit smaller reporting companies to provide only management attestation in annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2018 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officers and directors:

Name	Age	Principal Position	Director, Term expiring in

Bradford T. Adamczyk	50	Director and Principal Executive Officer	Two years

Jonathan R. Barcklow	35	Director, Vice President and Secretary	One year

John E. Schultz Jr.	65	Director	One year

Messrs. Adamczyk and Barcklow joined the Board in March 2018. Mr. Schultz joined the Board in November 2018.

Bradford T. Adamczyk: Mr. Adamczyk was elected as the Principal Executive Officer on August 6, 2018 and was elected as a company director on March 8, 2018. Mr. Adamczyk has over 20 years of experience in investments and financial analysis. Currently, he is the founder and portfolio manager of MoriahStone Investment Management, started in 2013. MoriahStone Investment Management specializes in both public equities and small-cap private companies. Prior to founding MoriahStone, he was a senior securities analyst at Columbus Circle Investors in Stamford, CT, where he focused on technology investments, including software and the internet. Mr. Adamczyk also worked at a New York-based investment fund, Williamson McAree Investment Partners, covering technology, retail, energy and other growth opportunities. Mr. Adamczyk started his financial career at Morgan Stanley after receiving his MBA from the University of Michigan. He received his undergraduate degree from Western Michigan University, graduating Magna Cum Laude.

Jonathan R. Barcklow: Mr. Barcklow was elected as the company’s Vice President and Secretary on November 12, 2018 and was elected as a company director on March 8, 2018. Mr. Barcklow has over 12 years of experience in advisory and management consulting services in federal defense and civilian agencies. He has spent his career in consulting services with both PriceWaterhouseCoopers and KPMG, LLP. Since 2010, Mr. Barcklow has served as a Director in KPMG’s Federal Advisory Services Practice and has led KPMG’s Digital Innovation Service Line for its Federal Practice. Mr. Barcklow also serves as the account lead for some of KPMG’s Department of Defense strategy contracts. Over his career, Mr. Barcklow has been a consultant for a number of federal agencies, including the Department of Veterans Affairs, Department of Homeland Security, Federal Emergency Management Agency, National Science Foundation, Department of the Navy, Marine Corp, Defense Logistics Agency, Office of the Secretary of Defense, and the Deputy Chief Management Office. His work primarily focuses on large-scale strategic transformations, technology and innovation, including big data, advanced analytics, digital experience, blockchain, and Internet of Things (IoT), as well as financial management and compliance.

John E. Schultz Jr. Effective November 11, 2018, the board of directors of Applied Energetics appointed John E. Schultz Jr. to serve as a member of the board of directors, filling the vacancy created by the departure of Mr. Tom Dearmin. Mr. Schultz brings a long affiliation with Wall Street, starting with the Pacific Stock Exchange in the 1970’s, joining Cruttenden Co, the predecessor of Roth Capital in the early 1980’s, before founding CSG Spectra, Inc., a risk analytics firm, in 1984. Mr. Schultz founded Oak Tree Asset Management Ltd. in 2000, and actively traded billions of dollars of securities in managed LLC’s during the early 2000’s. More recently, Mr. Schultz’s strong networks have emphasized outside the box investment opportunities and early stage new frontier private equity investment deals. Mr. Schultz has been a shareholder and friend of Applied Energetics since its public inception in 2004, and has an intimate knowledge of the company’s background, including its history and financials. Mr. Schultz has more recently served as a consultant to the company.

Directors Qualifications, Experience and Skills

Our directors bring to our Board a wealth of executive leadership experience derived from his service as senior executive and, in many cases, founders of industry or knowledge specific consulting firms or operational businesses. They also offer extensive public company board experience. Our board members has demonstrated strong business acumen and an ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards. When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the company’s business and structure, the Corporate Governance and Nominating Committee and the Board of Directors focused primarily on the information discussed in each of the Directors’ individual biographies set forth above and the specific individual qualifications, experience and skills as described below:

●	Mr. Adamczyk’s qualifications as a director include his expertise in finance and his experience working with other companies to overcome near-term financial or strategic challenges.

●	Mr. Barcklow’s qualifications as a director include his experience in management consulting and his knowledge of the defense industry and government contracting.

●	Mr. Schultz’ qualifications as a director include his expertise in the equity investment industry and has been a friend of Applied Energetics since its public inception in 2004, and has an intimate knowledge of the company’s background, including its history and financials. Mr. Schultz has more recently served as a consultant to the company.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Applied Energetics, and any persons who own more than ten percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC and the NASDAQ Stock Market. Officers and directors of Applied Energetics, and greater than ten percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. None of our officers or directors failed to file any Section 16(a) forms, however, Messrs. Bradford T. Adamczyk and Jonathan R. Barcklow were late in filing their Form 4 and Mr. John E. Schultz Jr. was late in filing his Form 3.

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

Our Code of Ethics and Business Conduct is available at our website at http://aergs.com/news-and-events/, or upon request made to us in writing at the following address, will be provided without charge:

Applied Energetics, Inc.

Attention: Compliance Officer

2480 West Ruthrauff Road, Suite 140 Q,

Tucson, AZ 85705

Committees of the Board of Directors

The members of the board of directors continue to evaluate the need and utility of establishing one or more committees of the Board of Directors and to, review relevant legal or regulatory requirements with respect thereto. At present all functions that would be fulfilled by committees are being fulfilled by the entire board, and the board believes that currently no committees are necessary or legally required.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses, for the periods presented, the compensation for the person who served as our Chief Executive Officer and our Principal Financial Officer for the years ended December 31, 2018, and 2017 (the “Named Executive”). George P. Farley was designated as our Chief Executive Officer and Principal Financial Officer from March 2, 2016 to March 8, 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Total
Bradford T. Adamczyk, Principal Executive Officer	2018		$300,000	$300,000
Jonathan R. Barcklow, Vice President and Secretary	2018		$300,000	$300,000
George P Farley, Former Chief	2018	$—	$—	$—
Executive Officer and Principal	2017	$150,000	$—	$150,000
Financial Officer

(1)	Mr. Farley earned $12,500 per month for 2017, of which $45,000 was paid in 2017 and $24,500 was paid in 2018.

(2)	In November 2018, Messrs. Adamczyk and Barcklow were each granted 5,000,000 shares under options to purchase common stock under the 2018 Incentive Stock Plan.

Grants of Plan-Based Awards

The following table discloses the grants of a plan-based award to each of the Named Executives in 2018:

Name	Grant Date		All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Awards (1)1
Bradford T. Adamczyk	11/12/2018	(2)	—	5,000,000	$ 0.07	$ 300,000
Jonathan R. Barcklow	11/12/2018	(2)	—	5,000,000	$ 0.07	$ 300,000

(1)	The amounts included in the “Grant Date Fair Value of Stock Awards” column represent the full grant date fair value of the awards computed in accordance with ASC 718. The fair value of stock option awards is recognized in the income statement as non-cash, equity based compensation expense over the vesting period of the grants. For a discussion of valuation assumptions, see Note 4 to the Consolidated Financial Statements of our 2018 Financial Statements.

(2)	Represents stock option awards granted to the named executive officers. These awards have an exercise price above the closing price of our common stock on the grant date and provide value to the recipient only if the price of our common stock increases after the grant date. There were no other performance or other market condition requirements included in the terms of the option awards to the named executive officers.

Employment Agreements for Named Executive Officers

None

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the Named Executives at December 31, 2018:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price	Option Expiration Date
Bradford T. Adamczyk	2,000,000	(1)	3,000,000	$ 0.07	11/12/2028
Jonathan R. Barcklow	2,000,000	(1)	3,000,000	$ 0.07	11/12/2028

(1)	The options granted to Messrs. Adamczyk and Barcklow vest immediately as to 1,800,000 shares and 200,000 shares per month thereafter through February of 2020. Their vesting schedule was calculated monthly based on a start date of March 2018 when they became directors of the company. Additionally, with respect to 2,500,000 shares, the company must achieve certain milestones in the 20-day moving average share price of its common stock for the options to be exercisable. These options will be exercisable in the amount of 1,500,000 shares upon the 20-day moving average share price reaching $0.15 per share, 1,000,000 shares at $0.25 per share and 500,000 shares at $0.50 per share. Neither Messrs. Adamczyk or Barcklow receive a salary for their services.

Payments upon Termination or Change-In-Control

There are no termination or change in control agreements in place.

Director Compensation

The following table discloses our director compensation for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	(1)	All Other compensation ($)	Total ($)
John E. Schultz Jr.	$—	$—	$ 150,000	(2)	$—	$150,000.00

(1)	The amounts included in the “Option Awards” column represent aggregate grant date fair value in 2018 related to share awards to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 4 to our 2018 Consolidated Financial Statements.

(2)	In November 2018, Mr. Schultz was granted 2,500,000 shares under options to purchase common stock under the 2018 Incentive Stock Plan. The options granted to Mr. Schultz vest immediately as to 900,000 shares and 100,000 shares per month thereafter through February of 2020. Additionally, with respect to 1,250,000 shares, these options will be exercisable in the amount of 500,000 shares upon the 20-day moving average share price reaching $0.15 per share, another 500,000 shares at $0.25 per share and 250,000 shares at $0.50 per share. Mr. Schultz does not receive a salary for his services to the company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2018, none of our executive officers served on the Board of Directors or the Compensation Committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of April 1, 2019:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of April 1, 2019 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 204,197,396 shares outstanding on April 1, 2019.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)

Bradford T Adamczyk	4,000,000	(2)	1.9%
Jonathon Barcklow	4,000,000	(3)	1.9%
John E Schultz Jr	3,372,624	(4)	1.6%
Stephen W. McCahon	23,927,861	(5)	11.7%
AnneMarieCo, LLC	20,000,000	(6)	9.8%

All directors and executive officers as a group (1 person)	11,372,624		5.4%

(1)	Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options held by that person that are exercisable within 60 days of the Record Date.

(2)	Based on information contained in a Form 4 filed with the SEC on February 14, 2019.

(3)	Based on information contained in a Form 4 filed with the SEC on December 21, 2018.

(4)	Based on information contained in a Form 3 filed with the SEC on February 14, 2019.

(5)	Based on information contained in a report on Schedule 13D filed with the SEC on February 24, 2017. Based on information known by the company, Mr. McCahon’s address is C/O Applied Optical Sciences, 4595 Palo Verde Rd. Suite 517, Tucson, Arizona 85714.

(6)	Based on information contained in a report on Schedule 13D filed with the SEC on April 4, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	13,500,000	$0.07	36,500,000
Total	13,500,000	$0.07	36,500,000

Effective November 12, 2018, the board of directors of Applied Energetics, Inc. adopted the 2018 Incentive Stock Plan. The plan provides for the allocation and issuance of stock, restricted stock purchase offers and options (both incentive stock options and non-qualified stock options) to officers, directors, employees and consultants of the company. The board reserved a total of 50,000,000 for possible issuance under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2018.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

On January 4, 2018, the company engaged RBSM LLP as its independent registered public accounting firm for the audit of our financial statements for the year ended December 31, 2017. On January 17, 2019, the company engaged RBSM LLP as its independent registered public accounting firm for the audit of our financial statements for the year ended December 31, 2018. The following is a summary of the fees billed to the company by RBSM LLP for professional services rendered for the years ended December 31, 2018 and December 31, 2017.

	2018	2017
Audit fees	$24,000	$32,500
Audit related fees	—	—
All other fees	—	—
Tax fees	4,000	3,500
	$28,000	$36,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this report:

(a)	(1) The Consolidated Financial Statements of Applied Energetics, Inc. are filed as part of this report on page F-1 following the signatures.

Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Amended and Restated Plan and Agreement of Merger entered into as of March 17, 2004, by and among U.S. Home & Garden, Inc. (“USHG”), Ionatron Acquisition Corp., a wholly-owned subsidiary of USHG, Robert Kassel (for purposes of Sections 5.9, 6.2(d), 6.2(j), 9.4 and 10.10 only), Fred Heiden (for purposes of Section 9.4 only), and Ionatron, Inc. and Robert Howard, Stephen W. McCahon, Thomas C. Dearmin and Joseph C. Hayden (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on March 24, 2004).
3.1	Certificate of Incorporation, as amended, (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-KSB for the fiscal year ended June 30, 1995).
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on April 29, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).
3.3	Certificate of Elimination of the 10% Series A Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).
3.4	Certificate of Designation of the 6.5% Series A Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s 8-K filed with the SEC on October 28, 2005).
3.5	Certificate of Ownership and Merger of Applied Energetics, Inc. into Ionatron, Inc. (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on February 20, 2008).
3.6	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the Quarter ended June 30, 2007.

3.7	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 10, 2007.
4.1	Form of certificate evidencing Common Stock, $.001 par value, of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-38483)).
10.1	2018 Incentive Stock Plan.
21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)
23.1	Consent of RBSM LLP
31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Compensation Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2010)
99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009)
99.3	Audit Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April 2019.

APPLIED ENERGETICS, INC.

By	/s/ Bradford T. Adamczyk
Bradford T. Adamczyk Director, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 1st day of April, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Bradford T. Adamczyk	Director
Bradford T. Adamczyk

/s/ Jonathan R. Barcklow	Director
Jonathan R. Barcklow

/s/ John E. Schultz Jr.	Director
John E. Schultz Jr.

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Applied Energetics, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. and Subsidiary (collectively, the “company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

New York, NY

April 1, 2019

APPLIED ENERGETICS, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$178,552	$2,764
Subscription receivable	60,000	—
Other receivable	312	312
Other assets	10,923	—
Total current assets	249,787	3,076

Long-term assets
Property and equipment	38,887	—
Other long-term assets	441,195	—
TOTAL ASSETS	$729,869	$3,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$681,408	$80,743
Accrued compensation	384,833	266,480
Accrued officer compensation	206,000	230,500
Notes payable, net of unamortized discount of $102,219	—	53,097
Due to related parties	50,000	—
Accrued expenses	20	185,927
Accrued dividends	48,079	48,079
Total current liabilities	1,370,340	864,826

Total liabilities	1,370,340	864,826

Commitments and contingencies

Stockholders’ deficit
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at December 31, 2018 and at December 31, 2017 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 201,697,396 and 157,785,520 shares issued and outstanding at December 31, 2018 and at December 31, 2017, respectively	201,697	157,785
Additional paid-in capital	82,637,749	79,452,635
Accumulated deficit	(83,479,931)	(80,472,184)
Total stockholders’ deficit	(640,471)	(861,750)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$729,869	$3,076

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2018	2017

Revenue	$—	$—
Cost of revenue	—	—

Gross profit	—	—

Operating expenses:
General and administrative	2,521,837	752,260
Selling and marketing	50,085	—
Research and development	190,482	—
Total operating expenses	2,762,404	752,260

Operating loss	(2,762,404)	(752,260)

Other expense
Interest expense	(245,343)	(37,786)
Total other expense	(245,343)	(37,786)

Loss before provision for income taxes	(3,007,747)	(790,046)

Provision for income taxes	—	—

Net loss	(3,007,747)	(790,046)

Preferred stock dividends	(34,005)	(34,005)

Net loss attributable to common stockholders	$(3,041,752)	$(824,051)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	191,593,774	155,034,836

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2016	13,602	$14	154,785,520	$154,785	$79,179,432	$(79,682,138)	$(347,907)
Stock-based compensation expense	—	—	—	—	79,013	—	79,013
Shares issued for services	—	—	500,000	500	9,500	—	10,000
Sale of common stock	—	—	2,500,000	2,500	60,000	—	62,500
Beneficial conversion factor on notes payable	—	—	—	—	124,690	—	124,690
Net loss for the year ended December 31, 2017	—	—	—	—	—	(790,046)	(790,046)
Balance as of December 31, 2017	13,602	14	157,785,520	157,785	79,452,635	(80,472,184)	(861,750)
Stock-based compensation expense	—	—	—	—	380,982	—	380,982
Shares issued for services	—	—	9,745,210	9,745	388,929	—	398,674
Cancellation of shares	—	—	(5,000,000)	(5,000)	(7,000)	—	(12,000)
Sale of common stock	—	—	39,166,666	39,167	2,310,833	—	2,350,000
Beneficial conversion factor on notes payable	—	—	—	—	111,370	—	111,370
Net loss for the year ended December 31, 2018	—	—	—	—	—	(3,007,747)	(3,007,747)
Balance as of December 31, 2018	13,602	$14	201,697,396	$201,697	$82,637,749	$(83,479,931)	$(640,471)

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,007,747)	$(790,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense	380,982	89,013
Loss on early payoff of note payable	174,412	—
Shares issued for services	398,674	—
Amortization of beneficial conversion feature	204,119	31,941
Amortization of financing costs	22,721	2,529
Interest expense	18,501	3,316
Changes in assets and liabilities:
Other long term assets	(441,195)	—
Other receivable	(60,000)	—
Prepaids and deposits	(19,792)	—
Accounts payable	629,772	13,757
Accrued expenses and compensation	(92,054)	449,074
Net cash used in operating activities	(1,791,607)	(200,416)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	(38,887)	—
Net cash used by investing activities	(38,887)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	2,230,000	62,500
Cancellation of stock	(12,000)	—
Repayment on note payable	(361,468)	—
Proceeds from note payable net of financing costs	149,750	140,000
Net cash provided by financing activities	2,006,282	202,500
Net increase in cash and cash equivalents	175,788	2,084
Cash and cash equivalents, beginning of year	2,764	680
Cash and cash equivalents, end of year	$178,552	$2,764
Supplemental Cash Flow Information
Cash paid for interest	$18,501	$—
Cash paid for taxes	$—	$—

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2018, the company incurred a net loss of approximately $3,008,000, had negative cash flows from operations of $1,792,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 27,793,924 and 15,361,688 for the years ended December 31, 2018 and 2017, respectively.

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

NOTE 2 – NEW ACCOUNTING STANDARDS

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The company is currently evaluating the potential impact of this guidance and does not believe that it will have a material impact on the company’s consolidated financial statements.

In December 2017, the United States (“U.S.”) enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect public companies. The 2017 Act (i) changes U.S. corporate tax rates, (ii) generally reduces a company’s ability to utilize accumulated net operating losses, and (iii) requires the calculation of a one-time transition tax on certain previously unrepatriated foreign earnings and profits (“E&P”). The 2017 Act will also impact estimates of a company’s deferred tax assets and liabilities. On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“U.S. Tax Cuts and Jobs Act of 2017”). This new law did not have a significant impact on our consolidated financial statements for the year ended December 31, 2018 because we maintain a valuation allowance on the entirety of our deferred tax assets. However, the reduction of the U.S. federal corporate tax rate from 34% to 21% resulted in a remeasurement of our deferred tax assets.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. ASU 2017-11 is effective for fiscal years and interim periods after December 31, 2018.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (“ASU 2016-35”), to reduce diversity in practice of how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal and interim periods beginning after December 15, 2017. The company is currently evaluating the potential impact of this guidance and does not believe that it will have a material impact on the company’s consolidated financial statements.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles notes payable as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Convertible notes payable	$(98,903)	$152,000
Financing costs	(3,317)	(12,000)
Accrued interest	(13,250)	3,316
Amortization of financing costs	22,721	2,529
Beneficial conversion factor	(111,370)	(124,689)
Amortization of beneficial conversion factor	204,119	31,941

	$—	$53,097

NOTE 4 – DUE TO RELATED PARTIES

During the six months ended June 30, 2018, the company, under its new management, has borrowed a total of $132,000 from Mr. Bradford T Adamczyk, the company’s PEO and director, and Jonathan Barcklow, the company’s Vice President and Secretary and director. These loans are interest free and are payable on demand. On May 1, 2018, both directors submitted subscription agreements for $60,000 for 1,000,000 shares of company common stock, each to be settled with the company’s debt. On July 23, 2018, the remaining balance of $12,000 was paid back to one director.

It has come to the board’s attention that on July 31, 2018, our now deceased CEO deposited $50,000 into the company’s account. Although it has been suggested that the funds may have been intended for use toward Mr. Dearmin’s healthcare, the board does not know for certain what the purpose of the funds were or the nature of any intended investment. Accordingly, the board is investigating the appropriate disposition of the funds which will likely be to the estate of Mr. Dearmin. Until such a determination is made, the board does not intend to use these funds for any corporate purpose. For reporting purposes, the company has treated the deposit as a due to related party

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Effective October 19, 2018 the company received $20,000 and a note for $100,000 from an individual based on a subscription agreement with the company for which the company issued 2,000,000 shares of its common stock. The note is non-interest bearing and is to be paid in five monthly payments of $20,000 starting November 20, 2018 The balance of the note receivable at December 31, 2018 was $60,000. In the first three months of 2019, the remaining $60,000 was received.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2018 the company received $120,000 from an individual based on a subscription agreement with the company for which the company issued 2,000,000 shares of its common stock.

On December 7, 2018 the company received $60,000 from an individual based on a subscription agreement with the company for which the company issued 1,000,000 shares of its common stock.

On December 21, 2018 the company received $60,000 from an individual based on a subscription agreement with the company for which the company issued 1,000,000 shares of its common stock.

On December 31, 2018 the company received $60,000 from an individual based on a subscription agreement with the company for which the company issued 1,000,000 shares of its common stock.

In January 2019, the company received $150,000 from 3 non-affiliated individuals based on subscription agreements with the company for which the company issued 2,500,000 shares of its common stock.

Preferred Stock

As of December 31, 2018 and 2017 there were 13,602 and 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of December 31, 2018 including previously accrued dividends included in our balance sheet are approximately $187,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Share-Based Payments

Effective November 12, 2018, the board of directors of Applied Energetics, Inc. adopted the 2018 Incentive Stock Plan. The plan provides for the allocation and issuance of stock, restricted stock purchase offers and options (both incentive stock options and non-qualified stock options) to officers, directors, employees and consultants of the company. The board reserved a total of 50,000,000 for possible issuance under the plan.

We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was approximately $381,000 and $89,000 for the years ended December 31, 2018 and 2017, respectively, which was charged to general and administrative expense.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding awards under our 2018 Incentive Stock Plan:

As of December 31, 2018
	Share Grants Approved	Options Outstanding	Restricted Stock Awards Outstanding	Restricted Stock Units Outstanding	Shares Available for Award
2018 Incentive Stock Plan	50,000,000	13,500,000	—	—	36,500,000
Total	50,000,000	13,500,000	—	—	36,500,000

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model applying the assumptions in the following table:

	For the year ended December 31,
	2018	2017
Expected life (years)	5.2 - 10	5
Dividend yield	0%	0%
Expected volatility	80% - 275%	80%
Risk free interest rates	3.1% - 3.33%	1.97%
Weighted average fair value of options at grant date	$0.0597	$0.0298

For the year ended December 31, 2018, 13,750,000 options to purchase stock were granted, additionally, no options to purchase stock were exercised, expired or forfeited; no restricted stock purchase offers were granted, vested or forfeited. At December 31, 2018, options to purchase 27,750,000 shares of common stock were outstanding with a weighted average exercise price of $0.1037 with a weighted average remaining contract term of approximately 6.5 years with an aggregate intrinsic value of $-0-. At December 31, 2018 options for 9,712,500 shares were exercisable.

On November 1, 2018, a non-plan option for 250,000 shares was granted to a vendor with an exercise price of $0.13 with 62,500 vested on the date of option and an additional 62,500 vesting on the last day of each 90-day period following the date of option.

On November 12, 2018 13,500,000 options were grated with an exercise price of $0.07 and a vesting schedule of 36% on grant date and 4% each month to February 2020. Of the 13,500,000 options granted, 5,000,000 each were granted to Messrs. Bradford T. Adamczyk and Jonathan R. Barcklow, an option for 2,500,000 was granted to Mr. John E. Schultz Jr, and an option for 1,000,000 was granted to an independent consultant.

As of December 31, 2018, there was approximately $536,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately one and a half years.

During the year ended December 31, 2017 the company granted each member of the Scientific Advisory Board non-plan options to purchase 2 million shares of $.001 par value common stock at a price of $0.05 per share. These options have a five year term and vest to the extent of 500,000 shares on the first anniversary of the grant and to the extent of 62,500 options per month during the 24 months following the initial vesting date.

During the year ended December 31, 2017 the company also granted each member of the Scientific Advisory Board performance non-plan options to purchase 1.5 million shares of $0.001 par value common stock at a price of $0.25 per share. These options have a five year term and vest on the date the company has cumulative revenues of $5 million.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2017, 14,000,000 non-plan options to purchase stock were granted, additionally, no options to purchase stock were exercised, expired or forfeited. For the year ended December 31, 2016, 32,000 options to purchase stock were expired, additionally, no options to purchase stock were exercised, forfeited or granted. There was no activity of our restricted stock units and restricted stock grants for the years ended December 31, 2017 and 2016.

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

The following table summarizes the activity of our stock options for the years ended December 31, 2018, and 2017:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	—	$—

Granted	14,000,000	$0.1357
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at December 31, 2017	14,000,000	$0.1357

Granted	13,750,000	$0.0711
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at December 31, 2018	27,750,000	$0.1037

Exercisable at December 31, 2018	9,712,500	$0.0616

As of December 31, 2018 and December 31, 2017 there was no unrecognized stock-based compensation related to unvested restricted stock, net of estimated forfeitures.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2016, we moved and entered into a month-to-month lease agreement to lease office space in Tucson, Arizona.

Rent expense was approximately $4,000 and $4,000 for 2018 and 2017, respectively.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018, we had approximately $325 in future minimum lease payments due in less than a year.

Guarantees

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director’s and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2018 and 2017.

Litigation

As previously reported in our Current Report on Form 8-K filed on July 9, 2018, on July 3, 2018, we commenced a lawsuit in the Court of Chancery of the State of Delaware against the company’s former director and principal executive officer George Farley and AnneMarieCo LLC (“AMC”).

The lawsuit alleges to the following six causes of action:

1.	Breach of Fiduciary Duty of Loyalty against George Farley

2.	Breach of Fiduciary Duty of Care against George Farley

3.	Aiding and Abetting Breach of Fiduciary Duty against AMC

4.	Conversion against George Farley

5.	Fraudulent Transfer against George Farley and AMC

6.	Injunctive Relief against George Farley and AMC

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On October 16, 2018, the Delaware Court of Chancery entered a scheduling order continuing the hearing date on the company’s motion for a preliminary injunction against defendants George Farley and AMC to December 14, 2018.

The October 16, 2018 order also required the company to increase its bond amount by an additional $185,301.86 ($80,301.86 for AMC and $105,000.00 for Mr. Farley) to account for the continued hearing date. On October 24, 2018, the company posted the additional bond amount of $185,301.86.

On October 16, 2018, the Delaware Court of Chancery issued an order denying the company’s motion to disqualify Mr. Whalen.

On January 23, 2019, the Delaware Court of Chancery issued a Memorandum Opinion, granting a preliminary injunction prohibiting Mr. Farley and AMC from selling their 25 million shares of the company’s common stock, which the company alleges were improperly issued. On January 24, 2019, the Delaware Court of Chancery issued a revised Memorandum Opinion correcting calculations regarding the increased bond amount.

In granting the preliminary injunction, the Court found that the company met “its considerable burden” of demonstrating it was likely to win its lawsuit against Mr. Farley and AMC. Specifically, the Court found it was “reasonably probable” Mr. Farley had unlawfully issued the 25 million shares without proper authorization, Mr. Farley had breached his duty of loyalty to the company, Mr. Farley was unlikely to prove the stock issuance was procedurally or substantively “fair” to the company, and Mr. Farley had fraudulently transferred 20 million of the shares to AMC. Finally, the Court ruled because Farley and AMC’s 25 million shares represented one eighth of the company’s outstanding ownership, the injunction was necessary to protect the company’s capital structure, ability to attract new investors, ability to raise new capital and continue deployment of its plans now underway to revitalize its business.

The company had previously requested the temporary restraining order on July 20, 2018, the Delaware Court of Chancery, Vice Chancellor Tamika Montgomery-Reeves presiding, entered a “status quo” order upon the stipulation of the parties, whereby Mr. Farley and AMC agreed not to transfer, alienate or sell any of their shares pending a ruling on the company’s motion for the preliminary injunction.

In its Memorandum Opinion, the Court also required that the company post additional bond money, bringing the total cash collateral for the surety agreement to $582,377.26. The company posted the additional bond amount, and deposited the additional cash amount with the surety, on January 29, 2019.

In a related matter, on February 8, 2019, the company filed a complaint against Stein Riso Mantel McDonough, LLP (“Stein Riso”), its former counsel, in the United States District Court for the Southern District of New York alleging the following:

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       breach of fiduciary duty;

2.       legal malpractice;

3.       aiding and abetting a breach of fiduciary duty;

4.       voidance of fees under New York Rules of Professional Conduct 1.8;

5.       violation of New York Rule of Professional Conduct 1.5;

6.       securities fraud;

7.       breach of contract; and

8.       unjust enrichment.

The complaint against Stein Riso followed the issuance, on January 23, 2019, of a Memorandum Opinion granting the company’s motion for a preliminary injunction by the Delaware Court of Chancery in the case against George Farley and AMC. Stein Riso has not yet formally responded to the complaint.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

We may, from time to time, be involved in legal proceedings arising from the normal course of business.

NOTE 7 – INCOME TAXES

An analysis of the difference between the expected federal income tax for the years ended December 31, 2018 and 2017, and the effective income tax rate is as follows::

	2018		2017
Taxes calculated at federal rate	$(631,627)	21.0%	$(247,062)	35.0%
State income tax, net of federal benefit	(35,215)	1.2%	(36,800)	5.5%
Change in Valuation Allowance	712,113	-23.7%	283,862	-40.5%
Prior period adjustment	(88,626)	2.9%	—	0.0%
Permenant items	43,355	-1.4%	—	0.0%
Provision (benefit) for taxes	$—	0%	$—	0%

Tax effects of temporary differences at December 31, 2018 and December 31, 2017 are as follows:

	2018	2017
Noncurrent deferred tax assets (liabilities):
Deferred Tax Assets
Accrued compensation	$88,789	$—
Net Operating Loss Carryforwards and Credits	13,933,735	13,310,411
Total Deferred Tax Assets	$14,022,524	$13,310,411

Valuation allowance	(14,022,524)	(13,310,411)
Net deferred tax / (liabilities)	$—	$—

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. During the year ended December 31, 2018, the deferred tax assets and the valuation allowance increased by $712,000 primarily as a result of current year tax loss.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”), was signed into law by President Trump. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The company re-measured its deferred tax assets and liabilities as of December 31, 2017, applying the reduced corporate income tax rate and recorded a provisional decrease to the deferred tax assets of $7,701,000, with a corresponding adjustment to the valuation allowance.

As of December 31, 2018 and 2017, we have cumulative federal and Arizona net operating loss carryforwards of approximately $62.1 million and $8.0 million, respectively, which can be used to offset future income subject to taxes. Of the $62.1 million, of Federal net operating loss carryforwards, $59.3 begin to expire in 2020. The remaining balance of $2.8 million is limited in annual usage of 80% of current years taxable income, but do not have an expiration. Arizona net operating loss carryforwards begin to expire in 2032. In addition there are federal net operating loss carryforwards is approximately $27.0 million from USHG related to pre-merger losses. We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2018, we had cumulative unused research and development tax credits of approximately $239,000 and $340,000, which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2018, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

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

We have unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at December 31, 2016	$9,635,824
Additions related to prior year tax positions	—
Additions related to current year tax positions	—
Reductions related to prior year tax positions and settlements
Balance at December 31, 2017	$9,635,824
Additions related to prior year tax positions	—
Additions related to current year tax positions	—
Reductions related to prior year tax positions and settlements	—
Balance at December 31, 2018	$9,635,824

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits. If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

The company considers the U.S. and Arizona to be major tax jurisdictions. As of December 31, 2018, for federal tax purposes the tax years 2013, 2014, 2015, 2016 and 2017 for Arizona the tax years 2013 through 2018 remain open to examination. The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2018 and 2017, we had no accrued interest or penalties related to our unrecognized tax benefits.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENT

In January 2019, the company received $150,000 from 3 non-affiliated individuals based on subscription agreements with the company for which the company issued 2,500,000 shares of its common stock.

Also in January 2019, the company received $200,000 from a non-affiliated individual based on a 10% Promissory Note (“Note”). The Note matures six months from the date of issuance. The Note will be accompanied by a Common Stock Purchase Warrant (a “Warrant”) entitling the holder to purchase one share of the company’s common stock, par value $0.001 per share (the “Common Shares”), for each $2.00 of Note principle, at an exercise price of $0.07 per share, for two years form the date of issuance.

In March 2019, the company received $200,000 from two non-affiliated individuals based on a 10% Promissory Note (“Note”). The Note matures six months from the date of issuance. The Note will be accompanied by a Common Stock Purchase Warrant (a “Warrant”) entitling the holder to purchase one share of the company’s common stock, par value $0.001 per share (the “Common Shares”), for each $2.00 of Note principle, at an exercise price of $0.07 per share, for two years form the date of issuance.

Effective October 19, 2018 the company received $20,000 and a note for $100,000 from an individual based on a subscription agreement with the company for which the company issued 2,000,000 shares of its common stock. The note is non-interest bearing and is to be paid in five monthly payments of $20,000 starting November 20, 2018 The balance of the note receivable at December 31, 2018 was $60,000. In the first three months of 2019, the remaining $60,000 was received.

The company’s management has evaluated subsequent events occurring after December 31, 2018, the date of our most recent balance sheet, through the date our financial statements were issued.