Form 10-Q
period 2019-03-31
APPLIED ENERGETICS, INC.
filed 2019-05-15
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

As of May 13, 2019, there were 204,197,396 shares of the issuer’s common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$80,828	$178,552
Subscription receivable	—	60,000
Other receivable	312	312
Other assets	46,753	10,923
Total current assets	127,893	249,787
Long-term assets
Property and equipment	35,646	38,887
Other long-term assets	582,377	441,195
Total long-term assets	618,023	480,082
TOTAL ASSETS	$745,916	$729,869

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable	$552,530	$681,408
Accrued compensation	422,333	384,833
Accrued officer compensation	206,000	206,000
Notes payable	403,918	—
Due to related parties	50,000	50,000
Accrued expenses	16,732	20
Accrued dividends	48,079	48,079

Total current liabilities	1,699,592	1,370,340

Total liabilities	1,699,592	1,370,340

Commitments and contingencies

Stockholders’ (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized; 13,602 shares issued and outstanding at March 31, 2019 and at December 31, 2018	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 204,197,396 and 201,697,396 shares issued and outstanding at March 31, 2019 and at December 31, 2018, respectively	204,197	201,697
Additional paid-in capital	82,908,199	82,637,749
Accumulated deficit	(84,066,086)	(83,479,931)
Total stockholders’ (deficit)	(953,676)	(640,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$745,916	$729,869

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2019	2018

Operating expenses
General and administrative	$456,719	$192,070
Selling and marketing	52,335	—
Research and development	72,661	27,150

Total operating expenses	581,715	219,220

Operating loss	(581,715)	(219,220)

Other (expense)
Interest (expense)	(4,440)	(105,168)
Total other (expense)	(4,440)	(105,168)

Net loss	(586,155)	(324,388)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(594,656)	$(332,889)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	203,814,063	162,321,759

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2018	13,602	$14	201,697,396	$201,697	$82,637,749	$(83,479,931)	$(640,471)
Stock-based compensation expense	—	—	—	—	122,950	—	122,950
Sale of common stock	—	—	2,500,000	2,500	147,500	—	150,000
Net loss for the quarter ended March 31, 2019	—	—	—	—	—	(586,155)	(586,155)
Balance as of March 31, 2019	13,602	$14	204,197,396	$204,197	$82,908,199	$(84,066,086)	$(953,676)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2017	13,602	$14	157,785,520	$157,785	$79,452,635	$(80,472,185)	$(861,751)
Stock-based compensation expense	—	—	—	—	20,955	—	20,955
Shares issues for services	—	—	6,242,710	6,243	182,281	—	188,524
To recognize BCF of loans in quarter	—	—	—	—	111,370	—	111,370
Net loss for the quarter ended March 31, 2018	—	—	—	—	—	(324,388)	$(324,388)
Balance as of March 31, 2018	13,602	$14	164,028,230	$164,028	$79,767,241	$(80,796,573)	$(865,290)

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(586,155)	$(324,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	122,950	20,955
Loss on early payoff of note payable	—	65,019
Shares issued for services	—	188,524
Amortization of beneficial conversion feature	—	88,542
Amortization of financing costs	—	9,359
Depreciation	3,241	—
Interest expense	4,440	7,267
Changes in assets and liabilities:
Other receivable	60,000	—
Prepaids and deposits	(36,352)	(5,185)
Long term receivables - net	(141,182)	—
Accounts payable	(128,878)	28,137
Accrued expenses and compensation	54,212	(163,402)
Net cash used in operating activities	(647,724)	(85,172)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(4,905)
Net cash used in investing activities	—	(4,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable net of discount	400,000	92,250
Proceeds from issuance of common stock	150,000	—
Net cash provided by financing activities	550,000	92,250

Net increase (decrease) in cash and cash equivalents	(97,724)	2,173

Cash and cash equivalents, beginning of period	178,552	2,764

Cash and cash equivalents, end of period	$80,828	$4,937

Supplemental Cash Flow Information
Cash paid for interest	$523	$—
Cash paid for taxes	$—	$—
Schedule of non-cash investing and financing activities
Beneficial conversion feature net of amortization	$—	$77,822
Issuance of stock to settle accounts payable	$—	$38,524
Shares issued for services	$—	$150,000

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

1.    BASIS OF PRESENTATION AND GOING CONCERN

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of March 31, 2019 (collectively, “company,” “Applied Energetics,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended March 31, 2019, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the quarter ended March 31, 2019, the company incurred a net loss of approximately $586,000, had negative cash flows from operations of $648,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

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

LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2019, the company incurred a net loss of approximately $586,000, had negative cash flows from operations of approximately $648,000, conducted financing activities yielding $400,000 in proceeds from notes payable and $150,000 in proceeds from issuance of common stock and expects to incur additional future losses due to the reactivation of its business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern unless the company is able to obtain additional financing for its continuing operations. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of March 31, 2019, the company had approximately $81,000 in cash and cash equivalents.

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
March 31, 2019
(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

The company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

2.        SHARE-BASED COMPENSATION

Share-Based Compensation – Contractors

For the three months ended March 31, 2019 and 2018, share-based compensation expense totaled approximately $123,000 and $21,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table:

Three months ended March 31,
	2019	2018
Expected life (years)	N/A	N/A
Dividend yield	N/A	N/A
Expected volatility	N/A	N/A
Risk free interest rates	N/A	N/A
Weighted average fair value of options at grant date	N/A	N/A

For the three months ended March 31, 2019, no options to purchase stock were granted, additionally, no options to purchase stock were exercised, expired or forfeited; no restricted stock units were granted, vested or forfeited; and no restricted stock awards were granted, vested or forfeited. At March 31, 2019, options to purchase 27,750,000 shares of common stock were outstanding with a weighted average exercise price of $0.104, a weighted average remaining contract term of approximately 6.2 years with an aggregate intrinsic value of $1,048,000. At March 31, 2019 options for 12,145,000 shares were exercisable.

As of March 31, 2019, there was approximately $429,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately one year.

During the three month ended March 31, 2019, the company received $400,000 in proceeds from the issuance of notes payable maturing September 1, 2019, with which the company also issued warrants to purchase 200,000 shares of the company’s common stock, par value $0.001 per share at an exercise price of $0.07 per share for two years from the date of issuance. The notes bear interest of 10% payable at maturity. On maturity date, the company may elect to convert the balance of principal and interest due into shares of common stock at the conversion price of $0.10 a share.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

3.         NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months ended March 31, 2019 and 2018, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Three months ended March 31,
	2019	2018

Options to purchase common shares	27,750,000	14,000,000
Warrants to purchase common shares	200,000	—
Convertible preferred stock	44,632	41,798

Total potentially dilutive securities	27,994,632	14,041,798

4.         DIVIDENDS

Dividends on Preferred Stock are accrued when the amount and kind of dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock. The holders of shares of Series A Convertible Preferred Stock are entitled to receive dividends at the initial rate of 6.5% of the liquidation preference per share (the “Initial Dividend Rate”), payable, at the option of the corporation, in (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date) provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. If the company fails to pay dividends in the five business days following a dividend payment date (a “Payment Default”), the dividend rate shall immediately and automatically increase to 7.5% of the liquidation preference per share for as long as such Payment Default continues (or return to the Initial Dividend Rate at such time as such Payment Default no longer continues), and if a Payment Default shall occur on two consecutive Dividend Payment Dates, the dividend rate shall immediately and automatically increase to 10% of the Liquidation Preference for as long as such Payment Default continues and shall immediately and automatically return to the Initial Dividend Rate at such time as the Payment Default is no longer continuing.

As of March 31, 2019, we had 13,602 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of March 31, 2019 was approximately $196,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware General Corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year. Our Series A Preferred Stock has a liquidation preference of $25.00 per Share.

5.         NOTES PAYABLE

During the three months ended March 31, 2019, the company received $400,000 from three non-affiliated individuals based on 10% Promissory Notes (“Notes”). The Notes mature September 1, 2019. The Notes are accompanied by a Common Stock Purchase Warrant (a “Warrant”) entitling the holder to purchase one share of the company’s common stock, par value $0.001 per share (the “Common Shares”), for each $2.00 of Note principle, at an exercise price of $0.07 per share, for two years from the date of issuance.

APPLIED ENERGETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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
March 31, 2019
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

The following reconciles notes payable as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Convertible notes payable	$—	$(98,903)
Notes payable	400,000	—
Accrued interest	3,918	(13,250)
Financing costs	—	(3,317)
Amortization of financing costs	—	22,721
Beneficial conversion feature	—	(111,370)
Amortization of beneficial conversion feature	—	204,119
	$403,918	$—

6.         DUE TO RELATED PARTIES

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

7.        SHAREHOLDERS DEFICIT

During January 2019, the company received $150,000 from three individuals based on subscription agreements with the company for which the company issued 2,500,000 shares of its common stock.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

On January 24, 2018, we issued 1,242,710 shares of common stock in settlement of invoices valued at $38,524 with a vendor. This transaction was consummated by previous management to pay its attorney fees.

On December 4, 2017 previous management entered into a financial services agreement with BMA Securities for which, on January 26, 2018, it issued 5,000,000 shares of stock valued at $150,000.

8.	LEGAL PROCEEDINGS

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

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

On March 4, 2019, the company filed an amended complaint adding claims against Mr. Farley concerning loans Mr. Farley caused the company take from PowerUp Lending Group Ltd. and Auctus Fund LLC from September 2017 through March 2018. Mr. Farley responded to the amended complaint by filing a motion to dismiss the lawsuit based on Delaware Court of Chancery Rules 12(b)(3) and 12(b)(7). The company’s opposition to this motion is due on or before May 8, 2019.

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

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The complaint against Stein Riso followed the issuance, on January 23, 2019, of a Memorandum Opinion granting the company’s motion for a preliminary injunction by the Delaware Court of Chancery in the case against George Farley and AMC. Stein Riso has responded to the complaint by filing a motion to dismiss the complaint pursuant to Federal Rule of Civil Procedure 12(b)(6). The company intends to amend its complaint in response.

The company, Stein Riso, Mr. Farley and AnneMarieCo., LLC have scheduled a mediation for June 4, 2019, in New York City.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

We may, from time to time, be involved in legal proceedings arising from the normal course of business.

9.	SUBSEQUENT EVENTS

In April and May 2019, the company received $300,000 from four non-affiliated individuals based on 10% Promissory Notes (“Notes”). The Notes mature September 1, 2019. The Notes are accompanied by a Common Stock Purchase Warrant entitling the holder to purchase one share of the company’s common stock, par value $0.001 per share, for each $2.00 of Note principle, at an exercise price of $0.07 per share, for two years from the date of issuance.

During April 2019, the company entered into a premium financing agreement to finance its director and officer insurance policy. The principal is $77,612, with ten monthly payments of $8,027 and an interest rate of 7.4%.

The company’s management has evaluated subsequent events occurring after March 31, 2019, the date of our most recent balance sheet, through the date our financial statements were issued. Where applicable, all material subsequent events have been disclosed in their respective footnotes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2018.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts and can be identified by the use of forward-looking words such as “may”, “believe”, “will”, “would”, “could”, “should”, “expect”, “project”, “anticipate”, “estimates”, “possible”, “plan”, “strategy”, “target”, “prospect” or “continue” and other similar terms and phrases. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2018. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

Applied Energetics, Inc., (The “Company”) is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 2480 W Ruthrauff Road, Suite 140 Q, Tucson, Arizona, 85705; (520) 628-7415. www.aergs.com

Applied Energetics, Inc., specializes in the development and manufacture of advanced high-performance lasers, high voltage electronics, advanced optical systems, and integrated guided energy systems for defense, aerospace, industrial, and scientific customers worldwide.

The Technology

Applied Energetics has developed, successfully demonstrated and holds all critical ownership rights to a dynamic Directed Energy technology called Laser Guided Energy (“LGE”) and its companion Laser Induced Plasma Channel (LIPC). LGE and LIPC are technologies that can be used in a new generation of high-tech weapons. Currently, there are two key types of Directed Energy Weapon (“DEW”) technologies, High Energy Lasers (“HEL”), and High-Power Microwave (“HPM”). Neither HEL or HPM are owned by a single entity. Now, there is a third DEW technology, LGE. Applied Energetics’ LGE and LIPC technologies are wholly owned by Applied Energetics, and are patent protected with 25 current patents and an additional 11 Government Sensitive Patent Applications (“GSPA”). The GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights.

Applied Energetics technology is vastly different than conventional directed energy weapons, i.e. HEL, and HPM. LGE uses Ultra-Short Pulse (USP) technology to combine the speed and precision of lasers with the overwhelming punch of high-voltage electricity. This advanced “man-made lightning” allows extremely high peak power and energy, with target and effects tenability, and is effective against a wide variety of potential targets. A key element of LGE is its novel ability to offer selectable and tunable properties that can help protect non-combatants and combat zone infrastructure.

As Applied Energetics moves toward the future, our business strategy reflects upon the significant value of the company’s key intellectual properties, including LGE and LIPC, and related technologies involving Advanced Ultra Short-Pulse (“AUSP”) and potentially next generation Counter-IED (CIED) technologies.

General Corporate View, 1st Quarter, 2019:

Last year was one of significant corporate transition and positive change for Applied Energetics. We effected these positive changes, as described in our Annual Report on Form 10-K for the year, which were important steps to re-constituting the company.

As we move through 2019, Applied Energetics’ board of directors and its executive management team have been actively laying the groundwork for accretive events going forward. More specifically, we expect 2019 to be a year of significant new opportunities involving the company’s advanced technology portfolio. This includes important work being done in the area of ultra-short pulse technologies. We also expect it to solidify the next generation of LGE technologies. We anticipate that these two areas will be the cornerstone of Applied Energetics’ future, and represent great promise and potentially significant opportunities for the company.

During the first quarter of 2019 the company worked toward its business objectives which laid the foundation for several recent additional accomplishments. By Unanimous Written Consent dated as of April 18, 2019, the board of directors of Applied Energetics appointed Gregory Quarles to serve as its Chief Executive Officer and a member of the board of directors effective May 6, 2019.

Dr. Quarles will lead the company in its development of next generation advanced defense technologies based on ultra-short pulse and LGE technologies. Dr. Quarles is an experienced CEO, and Board Member, and renowned physicist with over 30 years of experience in driving cutting-edge laser, optics, and photonics technology development and operations within advanced industrial companies. Additionally, Dr. Quarles is a globally recognized leader for his strategic partnerships with the Department of Defense and his innovative work in the progression of global materials research, specifically developing new laser devices for a variety of military, medical, and industrial applications. With a deep understanding of every segment and technology area we currently address, Greg has the skills to understand the dynamics, importance and size of the many significant and rapidly evolving growth opportunities unique to Applied Energetics. We are fortunate to have such a high caliber individual as CEO of Applied Energetics.

Additionally, effective April 29, 2019, Applied Energetics has established a Board of Advisors to work with its Board of Directors and key management personnel on specific areas of significance to the company. Applied Energetics appointed Christopher “Chris” Donaghey as its first member. Chris comes highly qualified and is familiar with Applied Energetics, and its key technologies. We expect Chris to have significant input into the strategic direction of the company and provide assistance in building lasting relationships in our defense markets.

Mr. Donaghey currently serves as the senior vice president and head of corporate development for Science Applications International Corporation (“SAIC”), a $6.5 billion revenue defense and government agency technology integrator. As an executive of SAIC, Donaghey works closely with SAIC’s senior management to support the development and implementation of SAIC’s strategic plan with an emphasis on M&A to complement organic growth strategies and value creation.

Prior to joining SAIC, Mr. Donaghey was vice president of Corporate Strategy and Development for Key W Corporation, a national security solutions provider for the Intelligence, Cyber and Counterterrorism communities, where he guided the overall corporate strategy, M&A, and capital markets activities.

Mr. Donaghey was also a senior research analyst for SunTrust Robinson Humphrey Capital Markets where he provided investment advice and insight to institutional investors covering public defense technology, government IT services, and commercial aerospace industries. During his tenure at SunTrust, Mr. Donaghey was ranked the number one defense analyst and number two analyst overall for stock selection by Forbes/Starmine in 2005 and was named in the Wall Street Journal Best on the Street survey in 2005, 2008, and 2009.

Also, during the first quarter 2019, Applied Energetics retained corporate communications firm Cameron Associates to provide investor relations services on behalf of the Company including counseling management on appropriate investor communications, preparing and distributing press releases and other public documents, orchestrating conference calls and responding to investor inquiries. Cameron Associates and its principal, Kevin McGrath, worked closely with Applied Energetics as investor relations consultants starting from the Company’s inception in 2004 through 2011. We are pleased to welcome both Kevin McGrath and Cameron back as Applied Energetics moves forward with its corporate business plan.

In a related event and in conjunction with the hiring of Cameron Associates, on February 22, 2019, Applied Energetics entered into a Consulting and Advisory Services Agreement with WCCventures, LLC. Under the Agreement, WCCventures will provide advice and guidance to management in three key respects as follows:

●	Assist the Company in marketing and improving its corporate presence to facilitate capital raising through private placements of equity or debt or otherwise, including establishing relationships with individuals and institutional investors.

●	Review the Company’s business plan and corporate strategy and provide advice relating thereto; and;

●	Meet regularly with management to review the Company’s long-term and short-term financing objectives.

In summary, through our analysis of the market, and in discussions with potential clients and with our close corporate advisors, we have concluded that customers are becoming more receptive and interested in ultra-short pulse lasers and directed energy technologies. As a result of this, we are excited about the growth opportunities involving these applications and believe we are in the early stages of a potentially large directed energy technology growth curve.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018:

	2019	2018

General and administrative	$(456,719)	(192,070)
Selling and marketing	(52,335)	—
Research and development	(72,661)	(27,150)
Interest (expense)	(4,440)	(105,168)

Net loss	$(586,155)	$(324,388)

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased approximately $265,000 to $457,000 for the three months ended March 31, 2019 compared to $192,000 for the three months ended March 31, 2018 primarily due to the increase of professional expenses of $296,000, an increase in supplies and insurance expense of $18,000, an increase in travel expense of $6,000, an increase in building expenses of $5,000 and an increase in depreciation expense of $3,000.

SELLING AND MARKETING

Selling and marketing expenses increased approximately $52,000 to $52,000 for the three months ended March 31, 2019 compared to $-0- for the three months ended March 31, 2018 primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors.

RESEARCH AND DEVELOPMENT

Research and development expenses increased approximately $46,000 to $73,000 for the three months ended March 31, 2019 compared to $27,000 for the three months ended March 31, 2018 primarily due to the continuation of research and development activities through our teaming agreement with Applied Optical Sciences, Inc.

INTEREST EXPENSE

Interest expense decreased approximately $101,000 to $4,000 for the three months ended March 31, 2019 compared to $105,000 for the three months ended March 31, 2018 primarily due to a significant reduction in the amortization of the notes payable beneficial conversion factor.

NET LOSS

Our operations for the three months ended March 31, 2019 resulted in a net loss of approximately $586,000, an increase of approximately $262,000 compared to the $324,000 loss for the three months ended March 31, 2018 primarily due to an increase in professional fees, the increase in research and development costs, an increase in selling and marketing, an increase in supplies and insurance expense and a reduction in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2019, we had approximately $81,000 of cash and cash equivalents, a decrease of approximately $98,000 from December 31, 2018. During the first three months of 2019, the net cash outflow from operating activities was approximately $648,000. This amount was comprised primarily of our net loss of $586,000, an increase in other long term assets of $141,000, a decrease in accounts payable of $129,000 and an increase in prepaid expenses and deposits of $36,000, partially offset by noncash stock based compensation of $123,000, a decrease in other receivable of 60,000, an increase in accrued expenses and compensation of $54,000, interest expense of $4,000, and depreciation and amortization of $3,000. Financing activities reflected $400,000 in proceeds from a note payable and $150,000 in proceeds from issuance of common stock, resulting in net cash outflow of approximately $98,000.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the quarter ended March 31, 2019, the company incurred a net loss of approximately $586,000, had negative cash flows from operations of $648,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

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

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2018 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors’ have noted that our recurring losses from operations and need to raise additional capital to sustain operations raise substantial doubt about our ability to continue as a going concern.

BACKLOG OF ORDERS

At May 13, 2019, we had a backlog (workload remaining on signed contracts) of $0, to be completed within the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of March 31, 2019 are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

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

On March 4, 2019, the company filed an amended complaint adding claims against Mr. Farley concerning loans Mr. Farley caused the company take from PowerUp Lending Group Ltd. and Auctus Fund LLC from September 2017 through March 2018. Mr. Farley responded to the amended complaint by filing a motion to dismiss the lawsuit based on Delaware Court of Chancery Rules 12(b)(3) and 12(b)(7). The company’s opposition to this motion is due on or before May 8, 2019.

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

The complaint against Stein Riso followed the issuance, on January 23, 2019, of a Memorandum Opinion granting the company’s motion for a preliminary injunction by the Delaware Court of Chancery in the case against George Farley and AMC. Stein Riso has responded to the complaint by filing a motion to dismiss the complaint pursuant to Federal Rule of Civil Procedure 12(b)(6). The company intends to amend its complaint in response.

The company, Stein Riso, Mr. Farley and AnneMarieCo., LLC have scheduled a mediation for June 4, 2019, in New York City.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

We may, from time to time, be involved in legal proceedings arising from the normal course of business.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By	/s/ Gregory J Quarles
Gregory J Quarles
Chief Executive Officer

By	/s/ Bradford T Adamczyk
Bradford T Adamczyk
Chairman of the Board

Date: May 15, 2019