Form 10-Q
period 2019-06-30
APPLIED ENERGETICS, INC.
filed 2019-08-14
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

(520) 628-7415

Registrant’s telephone number, including area code

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	AERG	OTCQB

As of August 12, 2019, there were 204,197,396 shares of the issuer’s common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$100,144	$178,552
Subscription receivable	-	60,000
Other receivable	312	312
Other assets	81,804	10,923
Total current assets	182,260	249,787
Long-term assets
Property and equipment	32,406	38,887
Other long-term assets	582,377	441,195
Total long-term assets	614,783	480,082
TOTAL ASSETS	$797,043	$729,869

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable	$612,828	$681,408
Accrued compensation	6,978	384,833
Accrued officer compensation	206,000	206,000
Notes payable	1,227,315	-
Due to related parties	50,000	50,000
Accrued expenses	21	20
Accrued dividends	48,079	48,079

Total current liabilities	2,151,221	1,370,340

Total liabilities	2,151,221	1,370,340

Commitments and contingencies

Stockholders’ (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized; 13,602 shares issued and outstanding at June 30, 2019 and at December 31, 2018	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 204,197,396 and 201,697,396 shares issued and outstanding at June 30, 2019 and at December 31, 2018, respectively	204,197	201,697
Additional paid-in capital	83,294,517	82,637,749
Accumulated deficit	(84,852,906)	(83,479,931)
Total stockholders’ (deficit)	(1,354,178)	(640,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$797,043	$729,869

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,
	2019	2018

Operating expenses
General and administrative	$610,446	$542,154
Selling and marketing	53,999	-
Research and development	95,890	22,341

Total operating expenses	760,335	564,495

Operating loss	(760,335)	(564,495)

Other (expense)
Interest (expense)	(26,485)	(139,478)
Total other (expense)	(26,485)	(139,478)

Net loss	(786,820)	(703,973)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(795,321)	$(712,474)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	203,814,063	178,487,937

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended June 30,
	2019	2018

Operating expenses
General and administrative	$1,067,165	$734,224
Selling and marketing	106,333	-
Research and development	168,550	49,491

Total operating expenses	1,342,048	783,715

Operating loss	(1,342,048)	(783,715)

Other income/(expense)
Interest (expense)	(30,925)	(244,646)
Total other income	(30,925)	(244,646)

Net loss	(1,372,973)	(1,028,361)

Preferred stock dividends	(17,003)	(17,003)

Net loss attributable to common stockholders	$(1,389,976)	$(1,045,364)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	204,006,788	170,449,507

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2018	13,602	$14	201,697,396	$201,697	$82,637,749	$(83,479,931)	$(640,471)
Stock-based compensation expense	-	-	-	-	122,950	-	122,950
Sale of common stock	-	-	2,500,000	2,500	147,500	-	150,000
Net loss for the quarter ended March 31, 2019	-	-	-	-	-	(586,155)	(586,155)
Balance as of March 31, 2019	13,602	$14	204,197,396	$204,197	$82,908,199	$(84,066,086)	$(953,676)

Stock-based compensation expense	-	-	-	-	386,318	-	386,318
Net loss for the quarter ended June 30, 2019	-	-	-	-	-	(786,820)	(786,820)
Balance as of June 30, 2019	13,602	$14	204,197,396	$204,197	$83,294,517	$(84,852,906)	$(1,354,178)

Balance as of December 31, 2017	13,602	$14	157,785,520	$157,785	$79,452,635	$(80,472,185)	$(861,751)
Stock-based compensation expense	-	-	-	-	20,955	-	20,955
Shares issues for services	-	-	6,242,710	6,243	182,281	-	188,524
To recognize BCF of loans in quarter	-	-	-	-	111,370	-	111,370
Net loss for the quarter ended March 31, 2018	-	-	-	-	-	(324,388)	$(324,388)
Balance as of March 31, 2018	13,602	$14	164,028,230	$164,028	$79,767,241	$(80,796,573)	$(865,290)

Stock-based compensation expense	-	-	-	-	13,642	-	13,642
Sale of common stock	-	-	27,166,666	27,167	1,602,833	-	1,630,000
Net loss for the quarter ended June 30, 2018	-	-	-	-	-	$(703,973)	(703,973)
Balance as of June 30, 2018	13,602	$14	191,194,896	$191,195	$81,383,716	$(81,500,546)	$74,379

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,372,974)	$(1,028,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	509,268	34,596
Loss on early payoff of note payable	-	174,412
Shares issued for services	-	188,524
Amortization of beneficial conversion feature	-	204,119
Amortization of financing costs	-	22,721
Depreciation	6,481	-
Interest expense	30,925	17,806
Changes in assets and liabilities:
Other receivable	60,000	-
Prepaids and deposits	(17,871)	(20,694)
Long term receivables - net	(141,182)	-
Accounts payable	(75,200)	136,563
Accrued expenses and compensation	(377,855)	(74,288)
Net cash used in operating activities	(1,378,408)	(344,602)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(4,905)
Net cash used in investing activities	-	(4,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable net of discount	1,150,000	99,750
Proceeds from issuance of common stock	150,000	1,510,000
Repayment on notes payable	-	(349,688.00)
Net cash provided by financing activities	1,300,000	1,260,062

Net increase (decrease) in cash and cash equivalents	(78,408)	910,555

Cash and cash equivalents, beginning of period	178,552	2,764

Cash and cash equivalents, end of period	$100,144	$913,319

Supplemental Cash Flow Information
Cash paid for interest	$1,320	$12,949
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

1.	BASIS OF PRESENTATION AND GOING CONCERN

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of June 30, 2019 (collectively, “company,” “Applied Energetics,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six-month period ended June 30, 2019, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2019, the company incurred a net loss of approximately $1,373,000, had negative cash flows from operations of $1,378,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

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

LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2019, the company incurred a net loss of approximately $1,373,000, had negative cash flows from operations of approximately $1,378,000, conducted financing activities yielding $1,150,000 in proceeds from notes payable and $150,000 in proceeds from issuance of common stock and expects to incur additional future losses due to the reactivation of its business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern unless the company is able to obtain additional financing for its continuing operations. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of June 30, 2019, the company had approximately $100,000 in cash and cash equivalents.

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

June 30, 2019

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

The company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

2.	SHARE-BASED COMPENSATION

Share-Based Compensation

For the six months ended June 30, 2019 and 2018, share-based compensation expense totaled approximately $509,000 and $35,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table:

	Six months ended June 30,
	2019	2018
Expected life (years)	5.50-6.75	N/A
Dividend yield	-	N/A
Expected volatility	232%	N/A
Risk free interest rates	2.47%	N/A
Weighted average fair value of options at grant date	$0.35	N/A

For the six months ended June 30, 2019, 5,000,000 options to purchase stock were granted, , additionally, no options to purchase stock were exercised, expired or forfeited; no restricted stock units were granted, vested or forfeited; and no restricted stock awards were granted, vested or forfeited. At June 30, 2019, options to purchase 32,750,000 shares of common stock were outstanding with a weighted average exercise price of $0.141, a weighted average remaining contract term of approximately 6.6 years with an aggregate intrinsic value of $2,777,000. At June 30, 2019 options for 12,895,000 shares were exercisable.

As of June 30, 2019, there was approximately $1,807,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately one year.

During the six month ended June 30, 2019, the company received $1,150,000 in proceeds from the issuance of notes payable, $300,000 of which consisted of a loan from a stockholder, maturing in September 2019, with which the company also issued warrants to purchase 575,000 shares of the company’s common stock, par value $0.001 per share at an exercise price of $0.07 per share for two years from the date of issuance. The notes bear interest of 10% payable at maturity. On maturity date, the company may elect to convert $850,000 of the balance of principal and interest due into shares of common stock at the conversion price of $0.10 a share.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

3.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the six months ended June 30, 2019 and 2018, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Six months ended June 30,
	2019	2018

Options to purchase common shares	32,750,000	14,000,000
Warrants to purchase common shares	950,000	-
Convertible preferred stock	44,632	41,798

Total potentially dilutive securities	33,744,632	14,041,798

4.	DIVIDENDS

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

As of June 30, 2019, we had 13,602 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of June 30, 2019 was approximately $204,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware General Corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year. Our Series A Preferred Stock has a liquidation preference of $25.00 per Share.

5.	NOTES PAYABLE

During the six months ended June 30, 2019, the company received $1,150,000 from eight non-affiliated individuals based on 10% Promissory Notes (“Notes”). The Notes mature September 1, 2019. The Notes are accompanied by a Common Stock Purchase Warrant (a “Warrant”) entitling the holder to purchase one share of the company’s common stock, par value $0.001 per share (the “Common Shares”), for each $2.00 of Note principle, at an exercise price of $0.07 per share, for two years from the date of issuance.

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

On September 15, 2017 the company borrowed $53,000 under a convertible note maturing June 20, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the company’s $0.001 par value common stock after March 24, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 58% of the average of the lowest one-day trading price during the twenty trading days preceding the holders notice of conversion. The number of shares issuable on conversion is limited to 4.99% of the company’s then issued and outstanding common stock. The company at the request of the note holder has reserved 36,369,879 shares of its $0.001 common stock for conversion. The note can be prepaid at the company’s option until the Initial Conversion Date. The company issued the note holder warrants to purchase 1,320,598 shares of its $0.001 par value common stock at an exercise price of $0.0301, The Warrants are exercisable at any time over a 7-year period commencing on the date of issuance. The company calculated a beneficial conversion feature of $53,000 on this note against which approximately $53,000 has been amortized.

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

June 30, 2019

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

The following reconciles notes payable as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Convertible notes payable	$-	$(98,903)
Notes payable	1,150,000	-
Accrued interest	22,986	(13,250)
Financing costs	-	(3,317)
Transfer from prepaid	54,329
Amortization of financing costs	-	22,721
Beneficial conversion feature	-	(111,370)
Amortization of beneficial conversion feature	-	204,119

	$1,227,315	$-

6.	DUE TO RELATED PARTIES

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

June 30, 2019

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

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

On March 4, 2019, the company filed an amended complaint adding claims against Mr. Farley concerning loans Mr. Farley caused the company take from PowerUp Lending Group Ltd. and Auctus Fund LLC from September 2017 through March 2018. Mr. Farley responded to the amended complaint by filing a motion to dismiss the lawsuit based on Delaware Court of Chancery Rules 12(b)(3) and 12(b)(7). On June 28, 2019, the Delaware Chancery Court denied this motion.

On June 7, 2019, the company filed a motion to reduce or eliminate the cash bond requirement. As previously reported, the cash bond was required by the Delaware Chancery Court. The defendants’ response to this motion is due on August 16, 2019.

On July 19, 2019, Mr. Farley and AMC filed answers and amended counter claims in response to the Company’s amended complaint. The amended counter claims add claims under Delaware General Corporate Law section 205, seeking to validate the stock issuances at issue in the litigation.

On July 29, 2019, the Delaware Chancery Court entered a scheduling order which, among other deadlines, rescheduled the trial date to begin on January 21, 2020.

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

APPLIED ENERGETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The complaint against Stein Riso followed the issuance, on January 23, 2019, of a Memorandum Opinion granting the company’s motion for a preliminary injunction by the Delaware Court of Chancery in the case against George Farley and AMC. Stein Riso has responded to the complaint by filing a motion to dismiss the complaint pursuant to Federal Rule of Civil Procedure 12(b)(6). The company amended its complaint in response. On July 31, 2019, Stein Riso responded to the company’s amended complaint by filing another motion to dismiss pursuant to Federal Rule of Civil Procedure 12(b)(6). The company’s response is due on August 13, 2019.

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen, counsel for defendants, George Farley and AnneMarie Co. LLC, in the litigation brought by the company and pending in Delaware, filed a claim in the District Court for the Southern District of New York against the company its directors, officers, attorneys and a consultant. The action alleges libel, securities fraud and related claims. The company believes that this suit lacks merit and intends to dispute these allegations.

Based on the discussion in the order granting its preliminary injunction (as previously reported) and the potential outcome of the case, on June 24, 2019, the company has filed a complaint in the Court of Common Pleas in the County of Beaufort, South Carolina, to prevent the sale of certain property located there (or in the alternative, to require payment of proceeds from any sale of the property into the registry of the court until a final decision is entered in the matter), in order to protect the company from having property disposed of.

On July 24, 2019 the Farley defendants and Annemarico, LLC filed an Answer to the South Carolina lawsuit in which they deny all allegations made against them. On that same date, they also filed a Motion to Dismiss the South Carolina case on numerous grounds. We are currently preparing a response to that Motion, and anticipate a hearing being held in the next sixty (60) days.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

9.	SUBSEQUENT EVENTS

In July and August 2019, the company received $550,000 from four non-affiliated individuals based on 10% Promissory Notes (“Notes”). The Notes mature September 1, 2019. The Notes are accompanied by a Common Stock Purchase Warrant entitling the holder to purchase one share of the company’s common stock, par value $0.001 per share, for each $2.00 of Note principle, at an exercise price of $0.07 per share, for two years from the date of issuance.

On July 10, 2019, the company closed the purchase of certain assets under an Asset Purchase Agreement, dated as of May 24, 2019, by and between the company and Applied Optical Sciences, Inc., an Arizona corporation which is majority owned by the holder of in excess of 10% of the company’s common stock.

The company’s management has evaluated subsequent events occurring after June 30, 2019, the date of our most recent balance sheet, through the date our financial statements were issued.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts and can be identified by the use of forward-looking words such as “may”, “believe”, “will”, “would”, “could”, “should”, “expect”, “project”, “anticipate”, “estimates”, “possible”, “plan”, “strategy”, “target”, “prospect” or “continue” and other similar terms and phrases. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2018. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

An Introductory Word from Dr. Gregory J. Quarles, our Chief Executive Officer:

I am excited about the position of Applied Energetics and our strategic roadmap for long-term corporate growth. During this past quarter we have completed our first acquisition, that of the assets of Applied Optical Sciences, and booked our first contract with a large government integrator of laser and optical systems.

Our team has developed a strategy centered around three key components; world-class personnel, the strength of our innovation capabilities and intellectual property portfolio, and strong growth in our addressable markets. The addition of Steve McCahon to our team to act as Chief Scientist brings over 30 years of Directed Energy talent to Applied Energetics and a tremendous reputation for developing IP and technology that has a track record of meeting and exceeding delivery requirements. Our portfolio of patents includes 25 current patents and another 11 that are protected under government secrecy orders. This IP portfolio covers a range of technologies spanning laser guided energy (LGE™), laser-induced plasma channels, and ultra-short pulse lasers, all of which should contribute to developing solutions in growing addressable markets.

These multi-billion dollar markets include the directed energy defense sector (estimated 26% compound annual growth rate), the medical device market (estimated 4.5% compound annual growth rate) and the ultra-short pulse market servicing laser-based materials processing (estimated 24.7% compound annual growth rate). These market trends should allow our Applied Energetics team to develop dual-use technologies that could penetrate and capture market share as these markets expand and look for new and unique solutions for their laser requirements.

Finally, I would like to thank our employees, customers, suppliers, the partners with which we cooperate and our shareholders for their support as we position Applied Energetics to grow and support the innovation in the manufacturing, device and defense sectors.

The Technology

Applied Energetics has developed, successfully demonstrated and holds all critical ownership rights to a dynamic Directed Energy technology called Laser Guided Energy (“LGE™”) and its companion Laser Induced Plasma Channel (LIPC). LGE and LIPC are technologies that can be used in a new generation of high-tech weapons. Currently, there are two key types of Directed Energy Weapon (“DEW”) technologies, High Energy Lasers (“HEL”), and High-Power Microwave (“HPM”). Neither HEL or HPM are owned by a single entity. Now, there is a third DEW technology, LGE. Applied Energetics’ LGE and LIPC technologies are wholly owned by Applied Energetics, and are patent protected with our portfolio of 25 current patents and an additional 11 Government Sensitive Patent Applications (“GSPA”). The GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights.

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

As Applied Energetics plans for the future, our corporate strategic roadmap builds upon the significant value of the company’s key intellectual property, including LGE and LIPC, to offer our partners, co-developers and system integrators a variety of next-generation Ultra Short-Pulse and frequency-agile optical sources to address numerous challenges within the military, medical device, and advanced manufacturing market sectors.

General Corporate View, 2nd Quarter, 2019:

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

During the second quarter of 2019 the company furthered its business strategy in several ways. By Unanimous Written Consent dated as of April 18, 2019, the board of directors of Applied Energetics appointed Gregory Quarles to serve as its Chief Executive Officer and a member of the board of directors effective May 6, 2019.

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

Additionally, effective April 29, 2019, Applied Energetics has established a Board of Advisors to work with its Board of Directors and key management personnel on specific areas of significance to the company. Applied Energetics appointed Christopher “Chris” Donaghey as its first member. Chris comes highly qualified and is familiar with Applied Energetics and its key technologies. We expect Chris to have significant input into the strategic direction of the company and provide assistance in building lasting relationships in our defense markets.

Mr. Donaghey currently serves as the senior vice president and head of corporate development for Scientific Applications International Corporation (“SAIC”), a $6.5 billion revenue defense and government agency technology integrator. As an executive of SAIC, Donaghey works closely with SAIC’s senior management to support the development and implementation of SAIC’s strategic plan with an emphasis on M&A to complement organic growth strategies and value creation.

Effective May 24, 2019, the company entered into a Consulting Agreement with SWM Consulting, LLC, whose principal is Stephen W. McCahon, a founder of Applied Energetics and a scientist who has collaborated with the company on its technology. Mr. McCahon is the owner of approximately 11.7% of our common stock as of April 1, 2019, based upon information contained in publicly available filings and, as such, is deemed an affiliate of the company.

The Consulting Agreement provides for Mr. McCahon’s continued service to the company through SWM Consulting, LLC for compensation consisting partly of cash of $180,000 for the first year and $250,000 during each of the second and third years of the term. In addition, the parties acknowledged that the company previously issued to Mr. McCahon, 20,000,000 shares of common stock, per the terms of a Consulting Agreement, dated as of February 23, 2016, and a Common Stock Subscription Agreement, dated as of February 24, 2016. The company believes it may have claims for the return or cancellation of some or all of these 20,000,000 shares and agreed to let the Consultant retain them in exchange for the company’s agreement to repurchase 5,000,000 of them at a price of $0.06 per shares, in alignment with recent equity offerings conducted by the company. The 5,000,000 share repurchase is to be completed within 30 days of completing an equity offering. 5,000,000 of the remaining 15,000,000 shares are subject to a lock-up and are to be released pro rata each month during the term of the agreement which may be accelerated in the event of termination other than for cause or a change in control. The agreement also calls for reimbursement of accountable expenses.

In exchange for such compensation, McCahon and SWM Consulting leads Applied Energetics’ scientific efforts including: leading the scientific team, developing new intellectual property, assisting with business development, transferring legacy knowledge to the new team, recruit and train talent, work with executives on corporate strategy, assist in budget development for R&D, meet with clients on technical concepts, attend conferences, and produce thought leadership for the company.

The term of the Consulting Agreement began on June 1 and extends for a period of 36 months thereafter. The agreement may be terminated by either party for “cause” as defined in the agreement. In the event the company terminates without cause, it must continue to pay the cash compensation for up to 24 months from the Effective Date (June 1, 2019) or three months from date of termination whichever is later.

Also effective May 24, 2019 and in connection with the entry into the Consulting Agreement described above, Applied Energetics, Inc. entered into an Asset Purchase Agreement with Applied Optical Sciences, Inc. (“AOS”), an Arizona corporation of which Stephen W. McCahon is the majority stockholder.

The Asset Purchase Agreement provides for purchase of specified assets from AOS, including principally intellectual property, contracts and equipment in exchange for consideration consisting of (i) cash in the amount of $2,500,000.00, payable in the form of a Promissory Note, secured by the assets, to be issued upon the Closing Date and (ii) warrants to purchase up to 2,500,000 shares of Applied Energetics’ common stock at an exercise price of $0.06 per share.

As of June 24, 2019, the Securities and Exchange Commission declared the Company’s Registration Statement on Form S-1, as amended, effective. The registration statement is to register shares on behalf of the stockholders listed therein, and the company will receive no proceeds from any sales made thereunder.

Recent Events Following June 30, 2019

The purchase of the assets under the Asset Purchase Agreement with Applied Optical Sciences, Inc. closed on July 10, 2019, having been extended by mutual agreement of the parties. In connection with the closing, the company assumed three contracts from Applied Optical Sciences, two of which are with major defense contractors and one of which is a research agreement with a major research university. The research agreement and one of the agreements with a defense contractor have been novated and re-executed by the company and the contract party.

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

Results of Operations

Comparison of Operations for the Three Months Ended June 30, 2019 and 2018:

	2019	2018

General and administrative	$(610,446)	(542,154)
Selling and marketing	(53,999)	-
Research and development	(95,890)	(22,341)
Interest (expense)	(26,485)	(139,478)

Net loss	$(786,820)	$(703,973)

General and Administrative

General and administrative expenses increased approximately $68,000 to $610,000 for the three months ended June 30, 2019 compared to $542,000 for the three months ended June 30, 2018 primarily due to the increase of professional expenses of $65,000, an increase in salaries and employee benefits of $56,000, an increase in supplies and insurance expense of $41,000, an increase in travel expense of $10,000 and an increase in depreciation expense of $3,000, partially offset by a decrease in loss on early payoff of debt in 2018 of $109,000.

Selling and Marketing

Selling and marketing expenses increased approximately $54,000 to $54,000 for the three months ended June 30, 2019 compared to $-0- for the three months ended June 30, 2018 primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors.

Research and Development

Research and development expenses increased approximately $74,000 to $96,000 for the three months ended June 30, 2019 compared to $22,000 for the three months ended June 30, 2018 primarily due to the continuation of research and development activities through our teaming agreement with Applied Optical Sciences, Inc.

Interest Expense

Interest expense decreased approximately $113,000 to $26,000 for the three months ended June 30, 2019 compared to $139,000 for the three months ended June 30, 2018 primarily due to a significant reduction in the amortization of the notes payable beneficial conversion factor.

Net Loss

Our operations for the three months ended June 30, 2019 resulted in a net loss of approximately $787,000, an increase of approximately $83,000 compared to the $704,000 loss for the three months ended June 30, 2018 primarily due to an increase in professional fees, the increase in research and development costs, an increase in selling and marketing, an increase in supplies and insurance expense and a reduction in interest expense.

Comparison of Operations for the Six Months Ended June 30, 2019 and 2018:

	2019	2018
General and administrative	$(1,067,165)	$(734,224)
Selling and marketing	(106,333)	-
Research and development	(168,550)	(49,491)
Interest (expense)	(30,925)	(244,646)

Net loss	$(1,372,973)	$(1,028,361)

General and Administrative

General and administrative expenses increased approximately $333,000 to $1,067,000 for the six months ended June 30, 2019 compared to $734,000 for the six months ended June 30, 2018 primarily due to the increase of professional expenses of $361,000, an increase in supplies and insurance expense of $59,000, an increase in salaries and employee benefits of $56,000, an increase in travel expense of $16,000, an increase in depreciation expense of $6,000, an increase in building expenses of $6,000, partially offset by a decrease in loss on early payoff of debt in 2018 of $174,000.

Selling and Marketing

Selling and marketing expenses increased approximately $106,000 to $106,000 for the six months ended June 30, 2019 compared to $-0- for the six months ended June 30, 2018 primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors.

Research and Development

Research and development expenses increased approximately $119,000 to $169,000 for the six months ended June 30, 2019 compared to $49,000 for the six months ended June 30, 2018 primarily due to the continuation of research and development activities through our teaming agreement with Applied Optical Sciences, Inc.

Interest Expense

Interest expense decreased approximately $214,000 to $31,000 for the six months ended June 30, 2019 compared to $245,000 for the six months ended June 30, 2018 primarily due to a significant reduction in the amortization of the notes payable beneficial conversion factor.

Net Loss

Our operations for the six months ended June 30, 2019 resulted in a net loss of approximately $1,373,000, an increase of approximately $345,000 compared to the $1,028,000 loss for the six months ended June 30, 2018 primarily due to an increase in professional fees, the increase in research and development costs, an increase in selling and marketing, an increase in supplies and insurance expense and a reduction in interest expense.

Liquidity and Capital Resources

At June 30, 2019, we had approximately $100,000 of cash and cash equivalents, a decrease of approximately $78,000 from December 31, 2018. During the first six months of 2019, the net cash outflow from operating activities was approximately $1,378,000. This amount was comprised primarily of our net loss of $1,373,000, a decrease in accrued expenses and compensation of $378,000, an increase in other long term assets of $141,000, a decrease in accounts payable of $75,000 and an increase in prepaid expenses and deposits of $18,000, partially offset by noncash stock based compensation of $509,000, a decrease in other receivable of $60,000, interest expense of $31,000, and depreciation and amortization of $6,000. Financing activities reflected $1,150,000 in proceeds from notes payable, $300,000 of which consisted of a loan from a shareholder, and $150,000 in proceeds from issuance of common stock, resulting in net cash outflow of approximately $78,000. In July 2019, the company received $350,000 from three non-affiliated individuals based on 10% Promissory Notes (“Notes”). The Notes mature September 1, 2019. The Notes are accompanied by a Common Stock Purchase Warrant entitling the holder to purchase one share of the company’s common stock, par value $0.001 per share, for each $2.00 of Note principle, at an exercise price of $0.07 per share, for two years from the date of issuance.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six-months ended June 30, 2019, the company incurred a net loss of approximately $1,373,000, had negative cash flows from operations of $1,378,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

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

In order to improve the company’s liquidity, the company’s management is actively pursuing additional debt and equity financing through discussions with investment bankers and private investors. There can be no assurance that the company will be successful in its effort to secure additional debt and equity financing.

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

Backlog of Orders

At August 13, 2019, we had a backlog (workload remaining on signed contracts) of $10,000, to be completed within the next twelve months.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of June 30, 2019 are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On March 4, 2019, the company filed an amended complaint adding claims against Mr. Farley concerning loans Mr. Farley caused the company take from PowerUp Lending Group Ltd. and Auctus Fund LLC from September 2017 through March 2018. Mr. Farley responded to the amended complaint by filing a motion to dismiss the lawsuit based on Delaware Court of Chancery Rules 12(b)(3) and 12(b)(7). The company’s opposition to this motion is due on or before May On June 28, 2019, the Delaware Chancery Court denied this motion.

On June 7, 2019, the company filed a motion to reduce or eliminate the cash bond requirement. As previously reported, the cash bond was required by the Delaware Chancery Court. The defendants’ response to this motion is due on August 16, 2019.

On July 19, 2019, Mr. Farley and AMC filed answers and amended counter claims in response to the Company’s amended complaint. The amended counter claims add claims under Delaware General Corporate Law section 205, seeking to validate the stock issuances at issue in the litigation.

On July 29, 2019, the Delaware Chancery Court entered a scheduling order which, among other deadlines, rescheduled the trial date to begin on January 21, 2020.

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

The complaint against Stein Riso followed the issuance, on January 23, 2019, of a Memorandum Opinion granting the company’s motion for a preliminary injunction by the Delaware Court of Chancery in the case against George Farley and AMC. Stein Riso has responded to the complaint by filing a motion to dismiss the complaint pursuant to Federal Rule of Civil Procedure 12(b)(6). The company intends to amended its complaint in response. On July 31, 2019, Stein Riso responded to the company’s amended complaint by filing another motion to dismiss pursuant to Federal Rule of Civil Procedure 12(b)(6). The company’s response is due on August 13, 2019.

The company, Stein Riso, Mr. Farley and AnneMarieCo., LLC have participated in a mediation on June 4, 2019, in New York City but the parties have not reached any settlement to date.

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its member, Ryan Whalen, counsel for defendants, George Farley and AnneMarie Co. LLC, in the litigation brought by the company and pending in Delaware, filed a claim in the District Court for the Southern District of New York against the company its directors, officers, attorneys and a consultant. The action alleges libel, securities fraud and related claims. The company believes that this suit lacks merit and intends to dispute these allegations.

Based on the discussion in the order granting its preliminary injunction (as previously reported) and the potential outcome of the case, on June 24, 2019, the company has filed a complaint in the Court of Common Pleas in the County of Beaufort, South Carolina, to prevent the sale of certain property located there (or in the alternative, to require payment of proceeds from any sale of the property into the registry of the court until a final decision is entered in the matter), in order to protect the company from having property disposed of.

On July 24, 2019 the Farley defendants and Annemarico, LLC filed an Answer to the South Carolina lawsuit in which they deny all allegations made against them. On that same date, they also filed a Motion to Dismiss the South Carolina case on numerous grounds. We are currently preparing a response to that Motion, and anticipate a hearing being held in the next sixty (60) days.

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

Date: August 14, 2019