Form 10-K/A
period 2018-12-31
APPLIED ENERGETICS, INC.
filed 2019-10-07
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Applied Energetics, Inc. (the “Company”) for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Original Filing”), is being filed solely to include Exhibits 31.1 and 31.2, each revised to reflect that Bradford T. Adamczyk executed the certification therein in his capacity as Principal Financial Officer as well as Principal Executive Officer. This Amendment contains only the cover page, explanatory note, the exhibit index, signature page and the revised certifications.

Except for the foregoing, this Amendment does not alter or update any other information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Amendment:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of October, 2019.

APPLIED ENERGETICS, INC.

By:	/s/ Gregory J. Quarles
Gregory J. Quarles, Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 4th day of October, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Gregory J. Quarles	Chief Executive and Financial Officer and Director
Gregory J. Quarles

/s/ Bradford T. Adamczyk	Chairman and Director (former Principal Executive Officer)
Bradford T. Adamczyk

/s/ Jonathan R. Barcklow	Vice President, Secretary and Director
Jonathan R. Barcklow

/s/ John E. Schultz Jr.	Director
John E. Schultz Jr.

2