Form 10-Q/A
period 2019-06-30
APPLIED ENERGETICS, INC.
filed 2019-10-07
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of Applied Energetics, Inc. (the “Company”) for the fiscal quarter ended June 30, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2019 (the “Original Filing”), is being filed solely to include Exhibits 31.1 and 31.2, each revised to reflect that Gregory J. Quarles executed the certification therein in his capacity as Principal Financial Officer as well as Chief Executive Officer. This Amendment contains only the cover page, explanatory note, the exhibit index, signature page and the revised certifications.

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
Gregory J. Quarles, Chief Executive Officer (and Principal Financial Officer)

2