Form 10-Q
period 2019-09-30
APPLIED ENERGETICS, INC.
filed 2019-11-19
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 18, 2019, there were 206,204,062 shares of the issuer’s common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$149,153	$178,552
Subscription receivable	—	60,000
Inventory	5,930	—
Other assets	64,296	10,923
Total current assets	219,379	249,475
Long-term assets
Property and equipment	33,575	38,887
Deferred compensation	2,291,667	—
Other long-term assets	585,244	441,507
Total long-term assets	2,910,486	480,394
TOTAL ASSETS	$3,129,865	$729,869

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable	$646,853	$681,408
Accrued compensation	—	384,833
Accrued officer compensation	206,000	206,000
Notes payable	2,736,338	—
Due to related parties	50,000	50,000
Accrued expenses	3,021	20
Accrued dividends	48,079	48,079
Total current liabilities	3,690,291	1,370,340
Long-term liabilities
Long-term notes payable	2,000,000	—
Total liabilities	5,690,291	1,370,340

Commitments and contingencies

Stockholders’ (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized; 13,602 shares issued and outstanding at September 30, 2019 and at December 31, 2018	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 204,197,396 and 201,697,396 shares issued and outstanding at September 30, 2019 and at December 31, 2018, respectively	204,197	201,697
Additional paid-in capital	84,722,612	82,637,749
Accumulated deficit	(87,487,249)	(83,479,931)
Total stockholders’ (deficit)	(2,560,426)	(640,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$3,129,865	$729,869

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,
	2019	2018

Operating expenses
General and administrative	$2,467,328	$723,316
Selling and marketing	52,562	-
Research and development	67,670	48,508

Total operating expenses	2,587,560	771,824

Operating loss	(2,587,560)	(771,824)

Other (expense)
Interest (expense)	(46,783)	(174)
Total other (expense)	(46,783)	(174)

Net loss	(2,634,343)	(771,998)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(2,642,844)	$(780,499)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	204,197,396	192,260,657

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended September 30,
	2019	2018

Operating expenses
General and administrative	$3,534,493	$1,457,539
Selling and marketing	158,895	-
Research and development	236,221	98,000

Total operating expenses	3,929,609	1,555,539

Operating loss	(3,929,609)	(1,555,539)

Other income/(expense)
Interest (expense)	(77,708)	(244,820)
Total other income	(77,708)	(244,820)

Net loss	(4,007,317)	(1,800,359)

Preferred stock dividends	(25,504)	(25,504)

Net loss attributable to common stockholders	$(4,032,821)	$(1,825,863)

Net loss per common share – basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	204,006,788	177,799,785

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the nine months ended September 30, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2018	13,602	$14	201,697,396	$201,697	$82,637,749	$(83,479,931)	$(640,471)
Stock-based compensation expense	-	-	-	-	122,950	-	122,950
Sale of common stock	-	-	2,500,000	2,500	147,500	-	150,000
Net loss for the quarter ended March 31, 2019	-	-	-	-	-	(586,155)	(586,155)
Balance as of March 31, 2019	13,602	$14	204,197,396	$204,197	$82,908,199	$(84,066,086)	$(953,676)
Stock-based compensation expense	-	-	-	-	386,318	-	386,318
Net loss for the quarter ended June 30, 2019	-	-	-	-	-	(786,820)	(786,820)
Balance as of June 30, 2019	13,602	$14	204,197,396	$204,197	$83,294,517	$(84,852,906)	$(1,354,178)
Stock-based compensation expense	-	-	-	-	1,428,095	-	1,428,095
Net loss for the quarter ended September 30, 2019	-	-	-	-	-	(2,634,343)	(2,634,343)

Balance as of September 30, 2019	13,602	$14	204,197,396	$204,197	$84,722,612	$(87,487,249)	$(2,560,426)

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the nine months ended September 30, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2017	13,602	$14	157,785,520	$157,785	$79,452,635	$(80,472,185)	$(861,751)
Stock-based compensation	-	-	-	-	20,955	-	20,955
Shares issues for services	-	-	6,242,710	6,243	182,281	-	188,524
To recognize BCF of loans in quarter	-	-	-	-	111,370	-	111,370
Net loss for the quarter ended March 31, 2018	-	-	-	-	-	(324,388)	$(324,388)
Balance as of March 31, 2018	13,602	$14	164,028,230	$164,028	$79,767,241	$(80,796,573)	$(865,290)

Stock-based compensation	-	-	-	-	13,642	-	13,642
Sale of common stock	-	-	27,166,666	27,167	1,602,833	-	1,630,000
Net loss for the quarter ended June 30, 2018	-	-	-	-	-	$(703,973)	(703,973)
Balance as of June 30, 2018	13,602	$14	191,194,896	$191,195	$81,383,716	$(81,500,546)	$74,379
Stock-based compensation	-	-	-	-	11,309	-	11,309
Shares issues for services	-	-	3,502,500	3,502	206,647	-	210,149
Sale of common stock	-	-	3,000,000	3,000	177,000	-	180,000
Net loss for the quarter ended September 30, 2018	-	-	-	-	-	$(771,998)	(771,998)
Balance as of September 30, 2018	13,602	$14	197,697,396	$197,697	$81,778,672	$(82,272,544)	$(296,161)

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,007,317)	$(1,800,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	1,931,790	45,905
Loss on early payoff of note payable	-	174,412
Shares issued for services	5,573	398,674
Amortization of beneficial conversion feature	-	204,119
Amortization of financing costs	-	22,721
Depreciation	9,722	-
Amortization of future compensation payable	203,333	-
Interest expense	77,708	17,806
Changes in assets and liabilities:
Other receivable	57,445	-
Other long term assets	-	(255,893)
Inventory	(5,930)
Prepaids and deposits	5,433	(19,895)
Long term receivables - net	(141,182)	-
Accounts payable	(48,155)	158,353
Accrued expenses and compensation	(381,833)	(60,799)
Net cash used in operating activities	(2,293,413)	(1,114,956)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,410)	(38,887)
Net cash used in investing activities	(4,410)	(38,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,150,000	149,750
Proceeds from issuance of common stock	150,000	1,690,000
Repayment on notes payable	(31,576)	(361,468)
Net cash provided by financing activities	2,268,424	1,478,282

Net increase (decrease) in cash and cash equivalents	(29,399)	324,439

Cash and cash equivalents, beginning of period	178,552	2,764

Cash and cash equivalents, end of period	$149,153	$327,203

Supplemental Cash Flow Information
Cash paid for interest	$2,117	$12,949
Cash paid for taxes	$-	$-
Schedule of Non-Cash Information
Discount on note payable on purchase of Applied Optical Sciences	$2,500,000	$-
Amortization of discount on note payable	$(208,333)	$-
Note payable on purchase of Applied Optical Sciences	$(2,500,000)	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

1.	BASIS OF PRESENTATION AND GOING CONCERN

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of September 30, 2019 (collectively, “company,” “Applied Energetics,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and nine-month period ended September 30, 2019, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2019, the company incurred a net loss of approximately $4,007,000, had negative cash flows from operations of $2,293,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

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

LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2019, the company incurred a net loss of approximately $4,007,000, had negative cash flows from operations of approximately $2,293,000, conducted financing activities yielding $2,150,000 in proceeds from notes payable and $150,000 in proceeds from issuance of common stock, partially offset by payments on notes payable of $32,000 and expects to incur additional future losses due to the reactivation of its business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern unless the company is able to obtain additional financing for its continuing operations. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of September 30, 2019, the company had approximately $149,000 in cash and cash equivalents.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

The company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

CORRECTION OF IMMATERIAL ERROR TO PREVIOUSLY ISSUED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, the Company identified prior period misstatements in the June 30, 2019 financial statements included therein related to stock compensation expense. The misstatements resulted in the understatement statement of general and administrative expense in the Company’s consolidated statements of operations. The Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to the prior consolidated financial statements taken. As a result, the Company has corrected the misstatements in the accompanying financial statements. The misstatements had no impact basic and diluted earnings per share or on the net cash flows from operating, investing, or financing activities. The misstatements did not impact assets or liabilities

The following tables summarize the impact of the correction to the prior financial statements

	Three months ended June 30, 2019 (as previosly reported)	Adjustments	Three months ended June 30, 2019 (as corrected)
General and administrative	$610,446	$37,511	$647,957
Total operating expenses	760,335	37,511	797,846
Operating loss	(760,335)	(37,511)	(797,846)
Net loss	(786,820)	(37,511)	(824,331)
Net loss attibutable to common stockholders	(795,321)	(37,511)	(832,832)
Net loss per common share - basic and diluted	(0.01)	-	(0.01)

	Six months ended June 30, 2019 (as previosly reported)	Adjustments	Six months ended June 30, 2019 (as corrected)
General and administrative	$1,067,165	$37,511	$1,104,676
Total operating expenses	1,342,048	37,511	1,379,559
Operating loss	(1,342,048)	(37,511)	(1,379,559)
Net loss	(1,372,973)	(37,511)	(1,410,484)
Net loss attibutable to common stockholders	(1,389,976)	(37,511)	(1,427,487)
Net loss per common share - basic and diluted	(0.01)	-	(0.01)

	June 30, 2019 (as previosly reported)	Adjustments	June 30, 2019 (as corrected)
Common Stock	$204,157		$204,157
Additional paid-in capital	83,294,517	(37,511)	83,257,006
Accumulated deficit	(84,852,906)	(37,511)	(84,890,417)
Total stockholder’ (deficit)	(1,354,232)	(75,022.00)	(1,429,254)

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

2.	SHARE-BASED COMPENSATION

Share-Based Compensation

For the nine months ended September 30, 2019 and 2018, share-based compensation expense totaled approximately $1,937,000 and $445,000, respectively.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table:

	nine months ended September 30,
	2019	2018
Expected life (years)	5.50-6.75	N/A
Dividend yield	-	N/A
Expected volatility	232%	N/A
Risk free interest rates	2.47%	N/A
Weighted average fair value of options at grant date	$0.34	N/A

For the nine months ended September 30, 2019, 6,650,000 options to purchase stock were granted and 1,500,000 options were forfeited, additionally, no options to purchase stock were exercised or expired and 75,000 restricted stock awards were granted; no restricted stock units were granted, vested or forfeited. At September 30, 2019, options to purchase 32,900,000 shares of common stock were outstanding with a weighted average exercise price of $0.152, a weighted average remaining contract term of approximately 6.7 years with an aggregate intrinsic value of $3,092,000. At September 30, 2019 options for 17,010,000 shares were exercisable.

As of September 30, 2019, there was approximately $2,009,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately one year.

During the nine months ended September 30, 2019, the company received $2,150,000 in proceeds from the issuance of notes payable, maturing in September 2019, with which the company also issued warrants to purchase 1,075,000 shares of the company’s common stock, par value $0.001 per share at an exercise price of $0.07 per share for two years from the date of issuance. The notes bear interest of 10% payable at maturity. On maturity date, the company may elect to convert $850,000 of the balance of principal and interest due into shares of common stock at the conversion price of $0.10 a share. Also, under an Asset Purchase Agreement, dated as of May 24, 2019, by and between the company and Applied Optical Sciences, Inc., an Arizona corporation which is majority owned by the holder of in excess of 10% of the company’s common stock, we issued warrants to purchase 2,500,000 shares of the company’s common stock, par value $0.001 per share at an exercise price of $0.06 per share for ten years from the date of issuance.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

3.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the nine months ended September 30, 2019 and 2018, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	nine months ended September 30,
	2019	2018

Options to purchase common shares	32,900,000	14,000,000
Warrants to purchase common shares	3,575,000	-
Convertible preferred stock	46,049	43,215

Total potentially dilutive securities	36,521,049	14,043,215

4.	DIVIDENDS

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

As of September 30, 2019, we had 13,602 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of September 30, 2019 was approximately $213,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware General Corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year. Our Series A Preferred Stock has a liquidation preference of $25.00 per Share.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

5.	NOTES PAYABLE

During the nine months ended September 30, 2019, the company received $2,150,000 from ten non-affiliated individuals based on 10% Promissory Notes (“Notes”). $1,150,000 of the Notes mature September 1, 2019 and $1,000,000 of the notes mature December 1, 2019. The Notes are accompanied by a Common Stock Purchase Warrant (a “Warrant”) entitling the holder to purchase one share of the company’s common stock, par value $0.001 per share (the “Common Shares”), for each $2.00 of Note principle, at an exercise price of $0.07 per share, for two years from the date of issuance.

On September 15, 2017 the company borrowed $53,000 under a convertible note maturing September 20, 2018. The note bears interest of 12% payable at maturity. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. The note is convertible into shares of the company’s $0.001 par value common stock after March 24, 2018 (the “Initial Conversion Date”). The conversion rate is variable and will be 58% of the average of the lowest one-day trading price during the twenty trading days preceding the holders notice of conversion. The number of shares issuable on conversion is limited to 4.99% of the company’s then issued and outstanding common stock. The company at the request of the note holder has reserved 36,369,879 shares of its $0.001 common stock for conversion. The note can be prepaid at the company’s option until the Initial Conversion Date. The company issued the note holder warrants to purchase 1,320,598 shares of its $0.001 par value common stock at an exercise price of $0.0301, The Warrants are exercisable at any time over a 7-year period commencing on the date of issuance. The company calculated a beneficial conversion feature of $53,000 on this note against which approximately $53,000 has been amortized.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

The following reconciles notes payable as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Convertible notes payable	$-	$(98,903)
Notes payable	4,680,000	-
Accrued interest	63,586	(13,250)
Payments on notes payable	(61,577)	-
Financing costs	-	(3,317)
Transfer from prepaid	54,329	-
Amortization of financing costs	-	22,721
Beneficial conversion feature	-	(111,370)
Amortization of beneficial conversion feature	-	204,119
	$4,736,338	$-

6.	DUE TO RELATED PARTIES

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

7.	STOCKHOLDERS DEFICIT

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

In granting the preliminary injunction, the Court found that the company met “its considerable burden” of demonstrating it was likely to win its lawsuit against Mr. Farley and AMC. Specifically, the Court found it was “reasonably probable” Mr. Farley had unlawfully issued the 25 million shares without proper authorization, Mr. Farley had breached his duty of loyalty to the company, Mr. Farley was unlikely to prove the stock issuance was procedurally or substantively “fair” to the company, and Mr. Farley had fraudulently transferred 20 million of the shares to AMC. Finally, the Court ruled because Farley and AMC’s 25 million shares represented approximately one eighth of the company’s outstanding ownership, the injunction was necessary to protect the company’s capital structure, ability to attract new investors, ability to raise new capital and continue deployment of its plans now underway to revitalize its business.

In its Memorandum Opinion, the Court also required that the company post additional bond money, bringing the total cash collateral for the surety agreement to $582,377.26. The company posted the additional bond amount, and deposited the additional cash amount with the surety, on January 29, 2019.

On March 4, 2019, the company filed an amended complaint adding claims against Mr. Farley concerning loans Mr. Farley caused the company take from PowerUp Lending Group Ltd. and Auctus Fund LLC from September 2017 through March 2018. Mr. Farley responded to the amended complaint by filing a motion to dismiss the lawsuit based on Delaware Court of Chancery Rules 12(b)(3) and 12(b)(7). On September 28, 2019, the Delaware Chancery Court denied this motion.

On July 7, 2019, the company filed a motion to reduce or eliminate the cash bond requirement. As previously reported, the cash bond was required by the Delaware Chancery Court. On September 30, 2019, the Delaware Chancery Court denied the motion.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

On July 19, 2019, Mr. Farley and AMC filed answers and amended counter claims in response to the Company’s amended complaint. The amended counter claims add claims under Delaware General Corporate Law section 205, seeking to validate the stock issuances at issue in the litigation.

On July 29, 2019, the Delaware Chancery Court entered a scheduling order which, among other deadlines, rescheduled the trial date to begin on January 21, 2020. However, recently the judge presiding in the case, Vice Chancellor Montgomery-Reeves, was appointed and confirmed to the Delaware Supreme Court. Though no formal order has yet issued, the company expects the trial date to be postponed to mid-2020.

On September 26, 2019, the company filed a motion for partial summary judgment concerning the issuance of company stock to Mr. Farley without having been authorized by a quorum of the board of directors. The previous hearing date of November 20, 2019, has been postponed while the case awaits a new judge assignment.

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

The complaint against Stein Riso followed the issuance, on January 23, 2019, of a Memorandum Opinion granting the company’s motion for a preliminary injunction by the Delaware Court of Chancery in the case against George Farley and AMC. Stein Riso has responded to the complaint by filing a motion to dismiss the complaint pursuant to Federal Rule of Civil Procedure 12(b)(6). The company amended its complaint in response. On July 31, 2019, Stein Riso responded to the company’s amended complaint by filing another motion to dismiss pursuant to Federal Rule of Civil Procedure 12(b)(6). The company filed an opposition to this motion on August 14, 2019. Stein Riso filed a reply brief on September 13, 2019. The United States District Court has not yet ruled on the motion.

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen, counsel for defendants, George Farley and AnneMarie Co. LLC, in the litigation brought by the company and pending in Delaware, filed a claim in the District Court for the Southern District of New York against the company its directors, officers, attorneys and a consultant. The action alleges libel, securities fraud and related claims. The company believes that this suit lacks merit and intends to dispute these allegations. The company filed a motion to dismiss the complaint on October 24, 2019. The plaintiffs have not yet filed a response to this motion.

Based on the discussion in the order granting its preliminary injunction (as previously reported) and the potential outcome of the case, on September 24, 2019, the company has filed a complaint in the Court of Common Pleas in the County of Beaufort, South Carolina, to prevent the sale of certain property located there (or in the alternative, to require payment of proceeds from any sale of the property into the registry of the court until a final decision is entered in the matter), in order to protect the company from having property disposed of.

On July 24, 2019 the Farley defendants and AnneMarieco, LLC filed an Answer to the South Carolina lawsuit in which they deny all allegations made against them. On that same date, they also filed a Motion to Dismiss the South Carolina case on numerous grounds. We are currently preparing a response to that Motion, and anticipate a hearing being held in the next sixty (60) days.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

9.	ACQUISITION OF APPLIED OPTICAL SCIENCES

On May 24, 2019, the Company entered into an Asset Purchase Agreement (the “APA”) with Applied Optical Sciences, LLC (“AOS”) to acquire certain assets. In addition, the company also contemporaneously entered into a consulting agreement with SWM Consulting LLC (or Stephen McCahon the sole owner and a founder of the Company) to lead scientific efforts, develop new IP, assist with business development and provide various other services. The term of the Consulting Agreement is 3-years and cannot be terminated by either party other than for cause. Consideration payable to SWM Consulting LLC (based on consulting agreement) is $180,000 for the first year and $250,000 in the second and third years for a total of $680,000 over the three-year term. Consideration payable to AOS (based on APA) is a Promissory Note issued to the shareholders of AOS for $2,500,000. The promissory note shall be repaid in equal semi-annual installments, the first of such payments being due on the first anniversary of the issue date (July 2019) and subsequent payments being due on the last day of each six-month period thereafter, the final such payment being due on the third anniversary of the Issue Date. The Promissory Note may be prepaid at any time (in whole or in part). Additional consideration was a Warrant to purchase 2,500,000 shares of the Company’s stock at an exercise price of $0.06 per share (executed on July 10, 2019). The note payable is reported in the current and long term notes payable with the discount being reported in current and long term other assets. The discount is amortized to compensation on a straight line basis over three years.

10.	SUBSEQUENT EVENTS

In October 2019, the company received $602,000 from two non-affiliates for a subscription agreement to purchase the company’s common stock at $0.30 a share.

The company’s management has evaluated subsequent events occurring after September 30, 2019, the date of our most recent balance sheet, through the date our financial statements were issued.

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

An Introductory Word from Dr. Gregory J. Quarles, our Chief Executive Officer:

I am pleased to share that there have been multiple positive developments with Applied Energetics over the past quarter. Our engagement within the Directed Energy arena, the prime defense contract community, and investment institutions has continued to move forward at a higher than anticipated level throughout Q3 and into Q4 2019. Much of this interaction has been focused upon briefing potential partners of the Applied Energetics’ strategic plan and the supporting technology roadmap, some of which is detailed in our most recent presentation at www.aergs.com. This emphasis on business development and collaborative interactions bodes well for AE’s long-term corporate growth.

During this past quarter our management team made significant progress integrating the Applied Optical Sciences (AOS) team into AE’s business and corporate structure following the completed purchase of certain AOS assets. In addition, we received an extension for deliverables in phase 2 of our current contract with a large government integrator of laser and optical systems. We continue to meet with C-suite executives for both the defense industry and the investment community, and have participated in key briefings with general officers across the various branches of the military.

AE’s board of directors, executive team and scientific team continue to execute AE’s strategy centered around these key components: world-class personnel, the strength of our innovation capabilities, our intellectual property portfolio, and strong growth in our addressable markets. During Q3 our team entered into a cooperative Research Agreement with the Arizona Board of Regents of the University of Arizona. Our work together is focused on the research and development of advanced frequency agile optical sources and ultra-short pulse lasers for applications that include counter-threat and dual-use manufacturing technologies. Additionally, we remain vigilant in our efforts to expand upon our Intellectual Property through corporate-funded IR&D and filing of various patent and trademark applications with the U.S. Patent and Trademark Office (USPTO). In early Q4 we received notices of allowance of two trademark applications by the USPTO for LGETM (Laser Guided Energy) and for LIPCTM (Laser Induced Plasma Channel) and AE was notified that our petition to revive a significant patent was approved. Our expanding portfolio of patents and IP covers a range of technologies spanning ultra-short pulse lasers and optical sources, laser guided energy, and laser-induced plasma channels, all of which should contribute to developing solutions in growing addressable markets.

Finally, I would like to thank all stakeholders in AE - employees, customers, suppliers, partners and shareholders - for their support as we position the company to grow and implement innovation in the manufacturing, device and defense sectors.

The Technology

Applied Energetics has developed, successfully demonstrated and holds all critical ownership rights to a dynamic Directed Energy platform called Laser Guided Energy (“LGETM”) and its companion Laser Induced Plasma Channel (LIPC) technology. LGE and LIPC are technologies that can be used in a new generation of high-tech weapons. Currently, there are two key types of Directed Energy Weapon (“DEW”) technologies, High Energy Lasers (“HEL”), and High-Power Microwave (“HPM”). Neither HEL or HPM are owned by a single entity. Now, there is a third DEW technology, LGE. Applied Energetics’ LGE and LIPC technologies are wholly owned by Applied Energetics and are patent protected with our portfolio of 26 current patents and an additional 11 Government Sensitive Patent Applications (“GSPA”). The GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights.

Applied Energetics technology is vastly different than conventional directed energy weapons, i.e. HEL, and HPM . LGE uses Ultra-Short Pulse (USP) laser technology to combine the speed and precision of lasers with the overwhelming punch of high-voltage electricity. This unique directed energy solution allows extremely high peak power and energy, with target and effects tenability, and is effective against a wide variety of potential targets. A key element of LGE is its novel ability to offer selectable and tunable properties that can help protect non-combatants and combat zone infrastructure.

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

General Corporate View, 2nd and 3rd Quarters, 2019:

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

The term of the Consulting Agreement began on September 1 and extends for a period of 36 months thereafter. The agreement may be terminated by either party for “cause” as defined in the agreement. In the event the company terminates without cause, it must continue to pay the cash compensation for up to 24 months from the Effective Date (September 1, 2019) or three months from date of termination whichever is later.

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

As of September 24, 2019, the Securities and Exchange Commission declared the Company’s Registration Statement on Form S-1, as amended, effective. The registration statement is to register shares on behalf of the stockholders listed therein, and the company will receive no proceeds from any sales made thereunder.

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

Results of Operations

Comparison of Operations for the Three Months Ended September 30, 2019 and 2018:

	2019	2018

General and administrative	$(2,467,328)	(723,316)
Selling and marketing	(52,562)	-
Research and development	(67,670)	(48,508)
Interest (expense)	(46,783)	(174)
Net loss	$(2,634,343)	$(771,998)

General and Administrative

General and administrative expenses increased approximately $1,744,000 to $2,467,000 for the three months ended September 30, 2019 compared to $723,000 for the three months ended September 30, 2018 primarily due to the increase of $1,639,000 of professional expenses, an increase in salaries and employee benefits of $56,000, an increase in building costs of $21,000, an increase in travel expense of $16,000, an increase in supplies and insurance expense of $9,000 and an increase in depreciation expense of $3,000.

Selling and Marketing

Selling and marketing expenses increased approximately $53,000 to $53,000 for the three months ended September 30, 2019 compared to $-0- for the three months ended September 30, 2018 primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors.

Research and Development

Research and development expenses increased approximately $19,000 to $68,000 for the three months ended September 30, 2019 compared to $49,000 for the three months ended September 30, 2018 primarily due to the continuation of research and development activities.

Interest Expense

Interest expense increased approximately $47,000 to $47,000 for the three months ended September 30, 2019 compared to $-0- for the three months ended September 30, 2018 primarily due to a significantly increased levels of debt.

Net Loss

Our operations for the three months ended September 30, 2019 resulted in a net loss of approximately $2,634,000, an increase of approximately $1,862,000 compared to the $772,000 loss for the three months ended September 30, 2018 primarily due to an increase in professional fees, an increase in research and development costs, an increase in selling and marketing, an increase in supplies and insurance expense and an increase in interest expense.

Comparison of Operations for the Nine months Ended September 30, 2019 and 2018:

	2019	2018
General and administrative	$(3,534,493)	$(1,457,539)
Selling and marketing	(158,895)	-
Research and development	(236,221)	(98,000)
Interest (expense)	(77,708)	(244,820)
Net loss	$(4,007,317)	$(1,800,359)

General and Administrative

General and administrative expenses increased approximately $2,077,000 to $3,534,000 for the nine months ended September 30, 2019 compared to $1,458,000 for the nine months ended September 30, 2018 primarily due to the increase of professional expenses of $2,000,000 an increase in salaries and employee benefits of $112,000, an increase in supplies and insurance expense of $68,000, an increase in travel expense of $32,000, an increase in building expenses of $28,000, an increase in depreciation expense of $10,000, partially offset by a decrease in loss on early payoff of debt in 2018 of $174,000.

Selling and Marketing

Selling and marketing expenses increased approximately $159,000 to $159,000 for the nine months ended September 30, 2019 compared to $-0- for the nine months ended September 30, 2018 primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors.

Research and Development

Research and development expenses increased approximately $138,000 to $236,000 for the nine months ended September 30, 2019 compared to $98,000 for the nine months ended September 30, 2018 primarily due to the continuation of research and development activities.

Interest Expense

Interest expense decreased approximately $167,000 to $78,000 for the nine months ended September 30, 2019 compared to $245,000 for the nine months ended September 30, 2018 primarily due to a significant reduction in the amortization of the notes payable beneficial conversion factor in 2018.

Net Loss

Our operations for the nine months ended September 30, 2019 resulted in a net loss of approximately $4,007,000, an increase of approximately $2,207,000 compared to the $1,800,000 loss for the nine months ended September 30, 2018 primarily due to an increase in professional fees, the increase in research and development costs, an increase in selling and marketing, an increase in supplies and insurance expense and a reduction in interest expense.

Liquidity and Capital Resources

At September 30, 2019, we had approximately $149,000 of cash and cash equivalents, a decrease of approximately $29,000 from December 31, 2018. During the first nine months of 2019, the net cash outflow from operating activities was approximately $2,293,000. This amount was comprised primarily of our net loss of $4,007,000, a decrease in accrued expenses and compensation of $382,000, an increase in long-term receivables of $141,000, a decrease in accounts payable of $48,000, and an increase in inventory of $6,000, partially offset by noncash stock based compensation of $1,932,000, amortization of future compensation payable of $203,000, interest expense of $78,000, a decrease in other receivables of $57,000, depreciation and amortization of $10,000, amortization of shares issued for services of $6,000 and an increase in prepaid expenses and deposits of $5,000. Investing activities reflected the purchase of equipment of $4,000. Financing activities reflected $2,150,000 in proceeds from notes payable, and $150,000 in proceeds from issuance of common stock, partially offset by repayment on note payable of $32,000 resulting in net cash outflow of approximately $29,000.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine-months ended September 30, 2019, the company incurred a net loss of approximately $4,007,000, had negative cash flows from operations of $2,293,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

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

Backlog of Orders

At November 12, 2019, we had a backlog (workload remaining on signed contracts) of $10,000, to be completed within the next twelve months.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of September 30, 2019 are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

In granting the preliminary injunction, the Court found that the company met “its considerable burden” of demonstrating it was likely to win its lawsuit against Mr. Farley and AMC. Specifically, the Court found it was “reasonably probable” Mr. Farley had unlawfully issued the 25 million shares without proper authorization, Mr. Farley had breached his duty of loyalty to the company, Mr. Farley was unlikely to prove the stock issuance was procedurally or substantively “fair” to the company, and Mr. Farley had fraudulently transferred 20 million of the shares to AMC. Finally, the Court ruled because Farley and AMC’s 25 million shares represented approximately one eighth of the company’s outstanding ownership, the injunction was necessary to protect the company’s capital structure, ability to attract new investors, ability to raise new capital and continue deployment of its plans now underway to revitalize its business.

In its Memorandum Opinion, the Court also required that the company post additional bond money, bringing the total cash collateral for the surety agreement to $582,377.26. The company posted the additional bond amount, and deposited the additional cash amount with the surety, on January 29, 2019.

On March 4, 2019, the company filed an amended complaint adding claims against Mr. Farley concerning loans Mr. Farley caused the company take from PowerUp Lending Group Ltd. and Auctus Fund LLC from September 2017 through March 2018. Mr. Farley responded to the amended complaint by filing a motion to dismiss the lawsuit based on Delaware Court of Chancery Rules 12(b)(3) and 12(b)(7). On September 28, 2019, the Delaware Chancery Court denied this motion.

On July 7, 2019, the company filed a motion to reduce or eliminate the cash bond requirement. As previously reported, the cash bond was required by the Delaware Chancery Court. On September 30, 2019, the Delaware Chancery Court denied the motion.

On July 19, 2019, Mr. Farley and AMC filed answers and amended counter claims in response to the Company’s amended complaint. The amended counter claims add claims under Delaware General Corporate Law section 205, seeking to validate the stock issuances at issue in the litigation.

On July 29, 2019, the Delaware Chancery Court entered a scheduling order which, among other deadlines, rescheduled the trial date to begin on January 21, 2020. However, recently the judge presiding in the case, Vice Chancellor Montgomery-Reeves, was appointed and confirmed to the Delaware Supreme Court. Though no formal order has yet issued, the company expects the trial date to be postponed to mid-2020.

On September 26, 2019, the company filed a motion for partial summary judgment concerning the issuance of company stock to Mr. Farley without having been authorized by a quorum of the board of directors. The previous hearing date of November 20, 2019, has been postponed while the case awaits a new judge assignment.

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

The complaint against Stein Riso followed the issuance, on January 23, 2019, of a Memorandum Opinion granting the company’s motion for a preliminary injunction by the Delaware Court of Chancery in the case against George Farley and AMC. Stein Riso has responded to the complaint by filing a motion to dismiss the complaint pursuant to Federal Rule of Civil Procedure 12(b)(6). The company amended its complaint in response. On July 31, 2019, Stein Riso responded to the company’s amended complaint by filing another motion to dismiss pursuant to Federal Rule of Civil Procedure 12(b)(6). The company filed an opposition to this motion on August 14, 2019. Stein Riso filed a reply brief on September 13, 2019. The United States District Court has not yet ruled on the motion.

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen, counsel for defendants, George Farley and AnneMarie Co. LLC, in the litigation brought by the company and pending in Delaware, filed a claim in the District Court for the Southern District of New York against the company its directors, officers, attorneys and a consultant. The action alleges libel, securities fraud and related claims. The company believes that this suit lacks merit and intends to dispute these allegations. The company filed a motion to dismiss the complaint on October 24, 2019. The plaintiffs have not yet filed a response to this motion.

Based on the discussion in the order granting its preliminary injunction (as previously reported) and the potential outcome of the case, on September 24, 2019, the company has filed a complaint in the Court of Common Pleas in the County of Beaufort, South Carolina, to prevent the sale of certain property located there (or in the alternative, to require payment of proceeds from any sale of the property into the registry of the court until a final decision is entered in the matter), in order to protect the company from having property disposed of.

On July 24, 2019 the Farley defendants and AnneMarieco, LLC filed an Answer to the South Carolina lawsuit in which they deny all allegations made against them. On that same date, they also filed a Motion to Dismiss the South Carolina case on numerous grounds. We are currently preparing a response to that Motion, and anticipate a hearing being held in the next sixty (60) days.

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
(and Principal Financial Officer)

Date: November 19, 2019