Form 10-K
period 2019-12-31
APPLIED ENERGETICS, INC.
filed 2020-04-03
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 001-14015

Applied Energetics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0262908
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2480 W Ruthrauff Road, Suite 140 Q
Tucson, Arizona	85705
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (520) 628-7415

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	AERG	OTCQB

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2019 (the last day of the registrant’s most recently completed second quarter) was approximately $25,393,000.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 26, 2020 was 210,304,062.

APPLIED ENERGETICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

i

PART I

ITEM 1. BUSINESS

Cautionary Note Concerning Forward-Looking Statements

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of forward-looking words such as “may”, “believe”, “will”, “expect”, “project”, “anticipate”, “estimates”, “plans”, “strategy”, “target”, “prospects” or “continue”, and words of similar meaning. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors under Item 1A. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

General

Applied Energetics 2019 General Corporate Review:

Applied Energetics, is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 2480 W Ruthrauff Road, Suite 140 Q, Tucson, Arizona, 85705; phone (520) 628-7415. Our web address is www.aergs.com.

Applied Energetics specializes in the development and manufacture of advanced high-performance lasers, high voltage electronics, advanced optical systems, and integrated guided energy systems for defense, aerospace, industrial, and scientific customers worldwide.

AERG has developed, successfully demonstrated and holds all crucial intellectual property rights to a dynamic Directed Energy technology called Laser Guided Energy (“LGETM”) and Laser Induced Plasma Channel (“LIPCTM”). LGE and LIPC are technologies that can be used in a new generation of high-tech weapons. The Department of Defense (DOD) previously recognized two key types of Directed Energy Weapon (“DEW”) technologies, High Energy Lasers (“HEL”), and High-Power Microwave (“HPM”). Neither HEL or HPM are owned by a single entity. More recently, the DOD designated a third DEW technology, LGE. Applied Energetics’ LGE and LIPC technologies are wholly owned by Applied Energetics, and patent protected with 26 current patents and an additional 11 Government Sensitive Patent Applications (“GSPA”). These GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights.

Applied Energetics technology is vastly different from conventional directed energy weapons, i.e. HEL, and HPM. LGE uses Ultra-Short Pulse (USP) laser technology to combine the speed and precision of lasers with the overwhelming impact of high-voltage electricity. This unique directed energy solution allows extremely high peak power and energy, with target and effects tenability, and is effective against a wide variety of potential targets. A key element of LGE is its novel ability to offer selectable and tunable properties that can help protect non-combatants and combat zone infrastructure.

As Applied Energetics moves toward the future, our corporate strategic roadmap builds upon the significant value of the company’s key intellectual property, including LGE and LIPC, to offer our prospective partners, co-developers and system integrators a variety of next-generation Ultra Short-Pulse and frequency-agile optical sources to address numerous challenges within the military, medical device, and advanced manufacturing market sectors.

LETTER TO OUR SHAREHOLDERS

Our Chief Executive Officer has prepared and issued the following letter to our stockholders:

Dear Stockholders:

On behalf of our management team, I would like to present this letter to stockholders of our company to explain details about important events in 2019 and in the execution of our business plan for 2020 and over the long term.

I am pleased to share that there have been multiple positive developments with Applied Energetics over the past year. Our engagement within the Directed Energy arena, the prime defense contract community, and investment institutions has continued to move forward at a higher than anticipated level since I joined the company as CEO in May and throughout Q3 and Q4 of 2019. Much of this interaction has been focused upon briefing potential partners of Applied Energetics’ strategic plan and the supporting technology roadmap. This emphasis on business development and collaborative interactions bodes well for AERG’s long-term corporate growth potential.

During the last half of 2019, our management team made significant progress integrating the Applied Optical Sciences (AOS) team into AERG’s business and corporate structure following the completed purchase of certain AOS assets. In addition, we received an extension for deliverables in phase 2 of our current contract with a large government integrator of laser and optical systems and delivered the final product on time at the end of 2019.

Applied Energetics’ board of directors, executive team and scientific team continue to execute AERG’s strategy centered around these key components: world-class personnel, the strength of our innovation capabilities, our intellectual property portfolio, and strong growth in our addressable markets. During Q3 our team entered into a cooperative Research Agreement with the Arizona Board of Regents of the University of Arizona. Our work together is focused on the research and development of advanced frequency agile optical sources and ultra-short pulse lasers for applications that include counter-threat and dual-use manufacturing technologies. Additionally, we remain vigilant in our efforts to expand upon our intellectual property portfolio through corporate-funded IR&D and filing of various patent and trademark applications with the U.S. Patent and Trademark Office (USPTO). In early Q4 we received notices of allowance of two trademark applications by the USPTO for LGETM (Laser Guided Energy) and for LIPCTM (Laser Induced Plasma Channel) and Applied Energetics was notified that our petition to revive a significant patent was approved. Our expanding portfolio of patents and IP covers a range of technologies spanning ultra-short pulse lasers and optical sources, laser guided energy, and laser-induced plasma channels, all of which should contribute to developing solutions in growing addressable markets.

One of the highlights of this year was the announcement by the US Army STTR office that Applied Energetics had been selected to receive a contract award with a proposal value of $165,920 to investigate Standoff Electronic Denial systems using ultrashort pulse lasers. STTR is a federally funded program to incorporate small business technological innovation into Government supported Research and Development programs. STTR’s require the small business to formally collaborate with a university or non-profit and are structured in three phases. The Army anticipates funding one (1) STTR Phase II for each of seven (7) “special topics” and Phase II contracts are limited to a maximum of $1,100,000 over a period between 6 and 18 months. The negotiation of this Phase 1 contract for the full award value was completed, and the contract executed, on March 4, 2020 and includes a partnership with the Laser Plasma Laboratory at the University of Central Florida. This first contract award for the newly evolved Applied Energetics came more rapidly than originally projected in our strategic plan and illustrates the acceptance of AERG’s ultrashort pulse optical source technologies by the defense sector.

As we move forward in 2020 and beyond, management believes Applied Energetics’ advanced technology business opportunities have never been greater. Our interactions with a variety of federal government agencies have resulted in multiple proposal submissions at the request of various program managers early in 2020. The federal spending on directed energy platforms and weapons has exceeded $1 billion for the second year in a row and AERG’s technology roadmap illustrates the opportunity to utilize our existing IP portfolio and to innovate, develop, demonstrate and deploy laser and optical source-based systems that could have a direct impact on defeating the emerging global threats in the next several years.

Our corporate leadership is monitoring closely the coronavirus pandemic that has escalated in early 2020, and we realize that these challenging times and work-from-home directives by the federal agencies might delay the review of submitted proposals. We are confident that the threat environment in the directed energy sphere will not drastically change, and the need for our solutions will remain strong. We will be patient and vigilant in our replies to our partners within the defense department and the prime contract community and be ready to innovate next-generation technology to meet their needs.

Finally, I would like to thank all stakeholders in Applied Energetics - employees, customers, suppliers, partners and stockholders - for their support as we position the company to grow and implement innovation in the manufacturing, device and defense sectors. We look forward to a successful 2020.

Sincerely,

Gregory J. Quarles, PhD

Chief Executive Officer

Applied Energetics 2019 Accomplishments and News of Importance

●	Effective February 15, 2019, AERG entered into a Consulting and Advisory Services Agreement with WCCventures, LLC (“WCC”) whereby WCC provides advice and guidance to management including business strategy, marketing and capital needs.
●	Effective February 15, 2019, AERG retained corporate communications firm Cameron Associates (“CA”), to provide investor relations services on behalf of the company including counseling management on appropriate investor communications, preparing and distributing press releases and other public documents, orchestrating conference calls and responding to investor inquiries. CA and its principal, Kevin McGrath, worked closely with AE as investor relations consultants starting from the company’s inception in 2004 through 2011. We were pleased to welcome back both CA and Kevin McGrath as AERG continues forward with its corporate business plan.
●	Effective April 29, 2019, Applied Energetics established a Board of Advisors to work with its Board of Directors and key management personnel on specific areas of significance to the company. Applied Energetics appointed Christopher “Chris” Donaghey of Scientific Applications International Corporation (SAIC) as its first member.
●	Gregory J. Quarles was hired as the Chief Executive officer of AERG on May 6, 2019.
●	AERG entered into an Asset Purchase Agreement of Applied Optical Sciences, Inc. on May 29, 2019. AOS was a Tucson-based corporation of which Stephen W. McCahon was the majority shareholder.
●	Mr. McCahon was also retained under a Consulting Agreement, dated as of May 24, 2019, with AERG and has been retained as the acting Chief Scientist.
●

October 2019 USPTO activities – Notice of Allowance of trademark for LIPC (10/3/2019); Notice of Allowance of trademark for LGE (10/8/2019); Petition of allowance to revive a significant patent (10/18/19)

●	Applied Energetics hosted its shareholder meeting on October 30, 2019 in Phoenix, Arizona.
●	Applied Energetics was notified of its first DOD contract award in December 2019.
●	On January 23, 2019, the Delaware Court of Chancery issued a Memorandum Opinion, granting the company a preliminary injunction, in our litigation against George Farley, Applied Energetics’ former CEO and AnneMarieCo LLC (“AMC”), prohibiting Mr. Farley and AMC from selling their 25 million shares of the company’s common stock, which the company alleges were improperly issued. In granting the preliminary injunction, the Court found that the company met “its considerable burden” of demonstrating it was likely to win its lawsuit against Mr. Farley and AMC. In its Memorandum Opinion, the court also required that the company post additional bond money, bringing the total cash collateral for the surety agreement to $582,377.26, which the company has done. On September 26, 2019, the company filed a motion for partial summary judgment concerning the issuance of company stock to Mr. Farley without having been authorized by a quorum of the board of directors. Following assignment of a new vice chancellor in the case, we are now awaiting a July 20, 2020 trial date based on the Delaware Chancery’s January 29, 2020 scheduling order. We cannot be certain whether the recent outbreak of the Covid-19 Coronavirus will affect the timing of the trial. For a more detailed discussion of this litigation, see Item 3. Legal Proceedings.

●	In a related matter, on February 8, 2019, the company filed a complaint against Stein Riso Mantel McDonough, LLP (“Stein Riso”), its former counsel, in the United States District Court for the Southern District of New York alleging the following:

●	1.	breach of fiduciary duty;

●	2.	legal malpractice;

●	3.	aiding and abetting a breach of fiduciary duty;

●	4.	voidance of fees under New York Rules of Professional Conduct 1.8;

●	5.	violation of New York Rule of Professional Conduct 1.5;

●	6.	securities fraud;

●	7.	breach of contract; and

●	8.	unjust enrichment.

●	On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen, counsel for defendants, George Farley and AnneMarie Co. LLC, in the litigation brought by the company and pending in Delaware, filed a claim in the District Court for the Southern District of New York against the company its directors, officers, attorneys and a consultant. The action alleges libel, securities fraud and related claims. The company believes that this suit lacks merit and intends to dispute these allegations. The company filed a motion to dismiss the complaint on October 24, 2019. The plaintiffs have not yet filed a response to this motion. On December 13, 2019, Gusrae Kaplan and Mr. Whalen filed an opposition to the Company’s motion. On January 10, 2020, the company filed a reply brief. The United States District Court has not yet ruled on the motion.

Applied Energetics 2020 Accomplishments and News of Importance

●

As of March 4, 2020, AERG executed a contract agreement having a value of $165,919.77 with the US Army under their STTR program for a 90-day Phase 1 research program to investigate Standoff Electronic Denial systems using ultrashort pulse lasers. The Army anticipates funding one (1) STTR Phase II for each of seven (7) “special topics” and Phase II contracts are limited to a maximum of $1,100,000 over a period between 6 and 18 months. Sequential/Subsequent Phase II funding, as well as non-SBIR/STTR funding, may also be available.

●	Multiple proposals were submitted to various government agencies in 2019 and 2020. Due to the closures of multiple agencies and work-from-home orders across various regions of the United States, we anticipate that reviews and funding decisions on these proposals might be delayed longer than anticipated as resources are focused on other matters within the government.

Employees

As of March 29, 2020, we had one employee, and we retain four full- and part-time consultants.

ITEM 1A. RISK FACTORS

Future results of operations of Applied Energetics involve a number of known and unknown risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to those risks set forth below:

Risk Related to Our Company

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report accompanying our financial statements, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2019 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in government contract activity raise substantial doubt about our ability to continue as a going concern.

Our business has generated no revenues during the past two fiscal years and had a net operating loss during each period.

For each of the company’s fiscal years ended December 31, 2019 and 2018, we had no revenues, and we had net operating losses of $5,171,807 and $2,762,404 for fiscal years 2019 and 2018, respectively. We can give no assurances that our planned operations will generate revenues in the future or whether any such revenues will result in profitability.

We will need additional financing to fund our operations going forward. If we are unable to obtain additional financing on acceptable terms, we may need to modify or curtail our development plans and operations.

As of December 31, 2019, we had approximately $88,000 of available cash and cash equivalents. Our cash position is sufficient for the next few months, but we will need to raise additional capital in order to fund our operations. We are currently involved in litigation with our former CEO which will continue to consume a portion of our operating budget. In addition, we must allocate funds toward SEC compliance as well as ITAR and other federal regulatory compliance. We also will require funding for research and development before we are able to commercialize our technology. A portion of the funds for research and development may come from government contracts or sub-contracts with larger contractors. However, we will likely need to raise additional funds to supplement these sources even if we are able to secure them.

Our operating plans and capital requirements are subject to change based on how we determine to proceed with respect to development programs and if we pursue any strategic alternatives. Additional funds may be raised through the issuance of equity securities and/or debt financing, there being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financing is not available when required or is not available on acceptable terms, we may be required to modify or curtail our operations, which could cause investors to lose the entire amount of their investment.

The ongoing global pandemic has caused cessation of business and cause capital markets to decline sharply. This could make it more difficult for companies, including ours, to access capital. It is currently difficult to estimate with any certainty how long the pandemic and resulting curtailment of business will continue, and its effect on capital markets and our ability to raise funds is, accordingly, difficult to quantify

Risk Related to Our Business Activities

We may be unable to adequately protect our intellectual property rights, which could affect our ability to sustain the value of such assets.

Protecting our intellectual property rights is critical to our ability to maintain the value of our intellectual property. We hold a number of United States patents and patent applications, as well as trademarks, and registrations which are necessary and contribute significantly to the preservation of our competitive position in the market. We can offer no assurance that any of these patents or future patent applications and other intellectual property will not be challenged, invalidated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. While we have entered into confidentiality and invention assignment agreements with our consultants and entered into nondisclosure agreements with suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. These measures may not suffice to deter misappropriation or independent third-party development of similar technologies. Based on our current financial condition, we may not have the funds available to enforce and protect our intellectual properties.

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

We depend on Gregory J. Quarles, our Chief Executive Officer, and Stephen McCahon, our Chief Scientist, for the successful execution of our business plan. The loss of Dr. Quarles or McCahon or other key members of our management team could have a material adverse effect on our business prospects.

We are highly dependent upon Gregory J. Quarles, our Chief Executive Officer, and Stephen McCahon, our Chief Scientist. We depend on Drs. Quarles’s and McCahon’s decades of expertise for the development of our technology. We also depend upon their global visibility and outreach as well as our directors’ networks of contacts and experience to recruit key talent to the Company. We do not have key-man insurance on any of these individuals. Loss of the services of these key members of our management team, or of our Board of Directors’ ability to identify and hire key talent, could have a material adverse effect on our business prospects, financial condition and results of operations.

If we are unable to hire additional qualified personnel, our business prospects may suffer.

Our success and achievement of our business plans depend upon our ability to recruit, hire, train and retain additional highly qualified technical and managerial personnel. Competition for qualified employees among high technology companies is intense, and any inability to attract, retain and motivate additional highly skilled employees required for the implementation of our business plans and activities could strongly impact our business. Our inability to attract and retain the necessary technical and managerial personnel and scientific, regulatory and other consultants and advisors could materially damage our business prospects, financial condition and results of operations.

The market for our technology has a limited number of potential customers.

Given the highly specialized nature of our technology, the potential market for our products is limited to a relative few potential customers who tend to allocate significant budgeted amounts to selected projects. Currently, we are marketing our technology and focusing our research and development on the defense sector, in which demand is ultimately determined primarily by the US federal defense budget and the needs and priorities of the Department of Defense and its various agencies. The potential customers in this area are defense agencies for direct contacts and major defense contractors for subcontracts. Thus the demand for our products depends on their needs for our technology and selecting us for research and development. Although we intend to diversify into other applications for our technology and markets, we cannot be certain that opportunities in those markets will present themselves when we are ready, or that we will otherwise be able, to do so.

Risks Related to Our Securities

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements, coupled with our status as a former shell company, may cause a reduction in the trading activity of our common stock, and make it difficult for our stockholders to sell their securities.

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

Because of these regulations and restrictions, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules and other restrictions for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their shares of common stock.

Because we are a former shell company, our stockholders face restrictions on their reliance on rule 144 to sell their shares.

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

As of March 26, 2020, we had outstanding approximately 207 million shares of common stock. Approximately 96 million of our shares are currently freely trading without restriction under the Securities Act of 1933, as amended,18 million having been held by their holders for over one year and are eligible for sale under Rule 144(k) of the Securities Act.

Provisions of our corporate charter documents could delay or prevent change of control.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of “blank check” preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors. The designation of preferred stock in the future and the classification of our Board of Directors, could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. Moreover, the holders of our outstanding Series A Preferred Stock have a right to put their shares to the company for an amount equal to the liquidation preference of approximately $340,000 plus unpaid dividends (approximately $221,000 as of December 31, 2019), in the event of a change of control. Such right could hinder our ability to sell our assets or merge with another company.

The redemption and dividend provisions of our outstanding preferred stock are onerous due to our current financial condition.

The company has redeemed substantially all of its outstanding preferred stock. At December 31, 2019, 13,602 shares were outstanding with a liquidation preference of approximately $340,000 and unpaid dividends of $221,000. As of February 1, 2020, the liquidation preference of our outstanding preferred stock plus unpaid dividends thereon was approximately $570,000. If an event occurs that would require us to redeem the preferred stock, we may not have the required cash to do so.

In addition, our annual dividend payment on the preferred stock is approximately $34,000, which will further deplete our cash. We have not paid the dividends commencing with the quarterly dividend due August 1, 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure no longer continues. Dividends in arrears as of February 1, 2020 were approximately $230,000. These terms may also make it more difficult for us to sell equity securities or complete an acquisition.

We may require additional financing to maintain our reporting requirements and administrative expenses.

We have no meaningful revenues and are dependent on our cash on hand to fund the costs associated with the reporting obligations under the Securities Exchange Act of 1934, as amended, and other administrative costs associated with our corporate existence. For the years ended December 31, 2019, 2018 and 2017, we incurred net losses of approximately $5,556,000, $3,008,000 and $790,000, respectively. General and administrative expenses include salaries, accounting fees other professional fees and other miscellaneous expenses. We do not expect to generate any revenues unless and until the commencement of business operations. In the event that our available funds prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests.

The global pandemic COVID-19, otherwise referred to as the Coronavirus, could impair our ability to raise additional funding or make such funding more costly.

The ongoing global pandemic has caused cessation of business and cause capital markets to decline sharply. This could make it more difficult for companies, including ours, to access capital. It is currently difficult to estimate with any certainty how long the pandemic and resulting curtailment of business will continue, and its effect on capital markets and our ability to raise funds is, accordingly, difficult to quantify. In addition, to the extent that any of our personnel or consultants are affected by the virus, this could cause delays or disruption in our research and development program and affect our ability to execute our plan of operations.

We will likely issue additional securities in conjunction with a business opportunity which will result in a dilution of present stockholder ownership

Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock. As of March 26, 2020, we have 206,569,062 shares issued and outstanding. We expect to issue additional shares to sustain our business in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our company is expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 2020, we have month-to-month agreements to lease approximately 190 square feet of office space as well as to lease approximately 4,270 square feet of office space and laboratory space in Tucson, Arizona.

Our aggregate rent expense, including common area maintenance costs, was approximately $30,000 and $4,000 for 2019 and 2018, respectively.

We believe our facilities are adequate for our currently expected level of operations.

See Note 6 to our 2019 Consolidated Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments at December 31, 2019.

ITEM 3. LEGAL PROCEEDINGS

As previously reported, on July 3, 2018, we commenced a lawsuit in the Court of Chancery of the State of Delaware against the company’s former director and principal executive officer George Farley and AnneMarieCo LLC (“AMC”).

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

On September 26, 2019, the company filed a motion for partial summary judgment concerning the issuance of company stock to Mr. Farley without having been authorized by a quorum of the board of directors. The previous hearing date of November 20, 2019, was postponed while the case awaited a new judge assignment.

The case was reassigned to Vice Chancellor J. Travis Laster. On January 14, 2020, Vice Chancellor Laster held a scheduling conference. On January 29, 2020, the Delaware Chancery Court entered a scheduling order setting the trial date for July 20, 2020.

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

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen, counsel for defendants, George Farley and AnneMarie Co. LLC, in the litigation brought by the company and pending in Delaware, filed a claim in the District Court for the Southern District of New York against the company its directors, officers, attorneys and a consultant. The action alleges libel, securities fraud and related claims. The company believes that this suit lacks merit and intends to dispute these allegations. The company filed a motion to dismiss the complaint on October 24, 2019. On December 13, 2019, Gusrae Kaplan and Mr. Whalen filed an opposition to the Company’s motion. On January 10, 2020, the company filed a reply brief. The United States District Court has not yet ruled on the motion.

On September 24, 2019, the company filed a complaint in the Court of Common Pleas in the County of Beaufort, South Carolina, to prevent the sale of certain property located there (or in the alternative, to require payment of proceeds from any sale of the property into the registry of the court until a final decision is entered in the matter), in order to protect the company from having property disposed of. Effective January 8, 2020, this complaint was dismissed.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information and Holders

Our common stock is currently quoted for trading on the OTCQB Market, trading under the symbol “AERG”. On March 26, 2020, the closing price of our common stock on the OTCQB Market was $0.26.

As of March 26, 2020, there were approximately 375 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

In the last quarter of 2019, the company received $704,000 from two non-affiliated individuals based on subscription agreements with the company for which the company issued 2,347,000 shares of its common stock.

In October, 2019, the company issued 25,000 shares of its common stock as compensation to a non-affiliated individual.

In January 2020, the company received $603,000 from five non-affiliated individuals based on subscription agreements with the company for which the company issued 2,010,000 shares of its common stock.

In January 2020, the company issued 25,000 shares in response to a non-affiliated warrant holder exercising a warrant.

In February 2020, the company received $510,000 from a non-affiliated individual based on a subscription agreement with the company for which the company issued 1,700,000 shares of its common stock.

Each of the foregoing issuance were pursuant to Section 4(a)(2) of the Securities Act as they were not in connection with a public offering.

Dividends

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock. We paid dividends via the issuance shares of Common Stock on our 6.5% Series A Convertible Preferred Stock in 2011. We paid cash dividends on our 6.5% Series A Convertible Preferred Stock in 2012 and February and May 2013. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of December 31, 2019 and February 1, 2020 were approximately $221,000 and $230,000, respectively. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

Equity Compensation Plan Information

See Item 12.

Issuer Purchases of Equity Securities

None.

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

In 2017, AERG reactivated its previous business activities pursuant to Teaming and Consulting Agreements with (i) Applied Optical Sciences, Inc. (“AOS”), (ii) Stephen W. McCahon, Ph.D., one of the company’s founders, a significant stockholder of the company and owner of AOS, who was primarily responsible for development of the company’s existing Intellectual Property portfolio, and (iii) each of the members of the Scientific Advisory Board. The Teaming and Consulting Agreements with AOS and McCahon were superseded by the Asset Purchase Agreement and Consulting Agreement described below.

Effective April 29, 2019, Applied Energetics established a Board of Advisors to work with its Board of Directors and key management personnel on specific areas of significance to the company. Applied Energetics appointed Christopher “Chris” Donaghey as its first member. Chris comes highly qualified and is familiar with Applied Energetics and its key technologies. We expect Chris to have significant input into the strategic direction of the company and provide assistance in building lasting relationships in our defense markets.

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

Gregory J. Quarles was hired as the Chief Executive officer of AERG at the beginning of May 2019, and shortly thereafter, the company entered into an Asset Purchase Agreement with AOS on May 29, 2019. AOS is a Tucson-based corporation of which Stephen W. McCahon is the majority shareholder. Mr. McCahon was also retained under a Consulting Agreement with AERG and has been retained as the acting Chief Scientist. AERG has continued to expand its technical capabilities with the addition of numerous consultants and contractors, and agreements with several of the leading laser and optics universities in the country. The Asset Purchase Agreement and Consulting Agreement superseded the 2017 Teaming and Consulting Agreements with AOS and McCahon.

AERG owns intellectual property that is integral and necessary for the development of Ultra-Short Pulse (“USP”) Lasers, Laser Guided Energy (“LGE”) and Direct Discharge Electrical products for military and commercial applications. AERG currently owns 26 patents and an additional 11 Government Sensitive Patent Applications (“GSPA”). These GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights, including having no expiration date until such time as they are no longer classified after that they will have the normal 20-year patent protection.

On December 26, 2019, AERG received notification from the Army that it has been competitively selected for award of a Phase I Small Business Technology Transfer (STTR) contract. The award is for the development of Standoff Electronic Denial systems The objective of this award is to develop a directed energy system capable of disrupting, disabling or destroying the electronics on a remote target within milliseconds of detection. This award was successfully negotiated and the contract was executed with a March 4, 2020 start date. The first phase of the program will be completed by June 5, 2020.

The proposal submitted to the Army STTR program was one of several proposals submitted in 2019. We are awaiting feedback on these subsequent submissions, but recognize that our feedback from the agencies could be delayed due to the impact the corona virus is having on workplaces in all sectors. These delays could impact feedback, reviews and announcements of awards over the next several months. We could also experience delays in briefing the various stakeholders, funding agencies, collaborators and possible system integrators and partners across the defense and manufacturing markets. At this time, we cannot predict when we will learn more about our submissions.

Path Forward

Our goal is to increase the energy, peak power and frequency agility of USP optical sources while decreasing the size, weight, and cost of these systems. We expect to develop this breadth of very high peak power USP lasers and additional optical sources that have a very broad range of applicability for threat disruption for the Department of Defense, commercial, and medical applications. Although the historical market for AERG’s LGE and USP technology is the U.S. Government, the USP technologies is expected to provide numerous platforms for commercial manufacturing and medical markets, creating a substantially larger market for our products to address.

As mentioned elsewhere herein, the ongoing Coronavirus pandemic presents unique risks and uncertainties that may alter or otherwise affect our path forward. Our management continues to monitor the possible effects of the coronavirus pandemic on the execution of our plan of operations, our prospective contracts, and the availability of financing to fund our plans going forward.

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

Results of Operations

Our consolidated financial information for the years ending December 31, 2019, and 2018 is as follows:

	2019	2018
Revenue	$-	$-
Cost of revenue	-	-
Operating Expenses:
General and administrative	$(4,622,624)	$(2,521,837)
Selling and marketing	(213,738)	(50,085)
Research and development	(335,445)	(190,482)
Total operating expenses	(5,171,807)	(2,762,404)
Other expense:
Other income	19,046	-
Interest (expense)	(403,578)	(245,343)
Other expense	(384,532)	(245,343)
Loss before provision for income taxes	(5,556,339)	(3,007,747)
Provision for income taxes	-	-
Net loss	$(5,556,339)	$(3,007,747)

General and Administrative

General and administrative expenses increased approximately $2,101,000 to $4,623,000 for the year ended December 31, 2019 compared to $2,522,000 for the year ended December 31, 2018. Consulting and professional services increased by approximately $1,881,000, wages and employee benefits increased $225,000, supplies and insurance increased by $60,000, travel increased by $52,000, building costs increased by $41,000 and depreciation increased by $15,000, partially offset by recognition of a loss on the early payoff of notes payable for $174,000 in 2018.

Selling and Marketing

Selling and Marketing expenses increased approximately $164,000 to $214,000 for the year ended December 31, 2019 compared to $50,000 for the year ended December 31, 2018 primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors.

Research and Development

Research and development expenses increased approximately $145,000 to $335,000 for the year ended December 31, 2019, compared to $190,000 the year ended December 31, 2018, primarily due to the initiation of research and development activities through our teaming agreement with Applied Optical Sciences, Inc. and our cooperative Research Agreement with the Arizona Board of Regents of the University of Arizona.

Other Expense

Interest expense for the year ended December 31, 2019 was higher by approximately $158,000 to $404,000 for the year ended December 31, 2019, compared to $245,000 the year ended December 31, 2018 primarily due to warrant expense of $263,000 partially offset by the amortization of the notes payable beneficial conversion factor and higher levels of historical debt in 2018. Other income increased $19,000 to $19,000 to reflect the time and effort on the subcontract to the Missile Defense Agency (thru AlionSciences) as a subject matter expert on a series of program reviews.

Net Loss

Our operations in 2019 resulted in a net loss of approximately $5,556,000, an increase of approximately $2,549,000 compared to the approximately $3,008,000 million net loss for 2018 primarily due to an increase in professional fees, wages and employee benefits, supplies and insurance, travel, building costs, depreciation, selling and marketing, partially offset by a reduction offset by recognition of a loss on the early payoff of notes payable 2018 and a lower other expense. Our net loss attributable to common stockholders per common share – basic and diluted increased to approximately ($0.03) per share.

Trend Discussion

There are obvious costs associated with restarting the corporation and acquiring the skilled leadership and manpower to execute on new product development, as is visible in the higher year-over-year expenses recognized in this Result of Operations. It appears with the year-end contract announcement, and the anticipated bookings in 2020, that our is too early to determine if efforts to obtain new business under our Teaming and Consulting Agreements could be successful for the next fiscal year.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2019, the company incurred a net loss of approximately $5,556,000, had negative cash flows from operations of $3,250,000 and may incur additional future losses due to the reduction in government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2019 and 2018 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses from operations and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in Government contract activity raise substantial doubt about our ability to continue as a going concern.

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

At December 31, 2019, we had approximately $88,000 of cash and cash equivalents, a decrease of approximately $90,000 from December 31, 2018. In 2019, we used approximately $3,250,000 in operating activities, comprised primarily of our net loss of $5,556,000, a decrease in accrued expenses and compensation of $361,000, a decrease in accounts payable of $222,000, an increase in long-term receivables of $141,000, partially offset by non-cash stock-based compensation expense of $2,157,000, an increase in prepaid expenses and deposits of $217,000, amortization of future compensation payable of $203,000, interest expense of $397,000, an increase in other receivables of $57,000 and depreciation and amortization of $15,000.

We used approximately $12,000 in investing activities with the purchase of equipment.

We had approximately $3,172,000 provided by financing activities comprised of proceeds from note payable net of financing costs of $2,350,000, $854,000 provided from the proceeds from the issuance of common stock, partially offset by the repayment on notes payable $32,000. All this resulted in a net cash outflow of approximately $90,000.

As of March 26, 2020, our backlog was approximately $166,000.

Contractual Obligations:

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2019:

	Payment by Period
	Total	Less than 1 Year	1 to 3 Years

Notes payable	$4,967,890	$3,467,890	$1,500,000
Due to affiliate	50,000	50,000	$-
Operating leases	4,066	4,066	-

Total	$5,021,957	$3,521,957	$1,500,000

Not included in the above table are the dividends on our Series A Preferred Stock that are approximately $34,000 each year (approximately $9,000 each quarter), assuming no conversion of the outstanding shares of Series A Preferred Stock into shares of common stock.

Operating Leases

We are operating in leased premises under month-to-month operating leases. Total rent expense on these spaces amounted to approximately $30,000 for 2019 and $4,000 for 2018. The increase in lease expenses is due to the lease of the lab space transitioned in the AOS asset acquisition.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at an initial rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly. We have not paid dividends commencing with the quarterly dividend due August 1, 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure is cured. Dividends in arrears as of February 1, 2020 were approximately $230,000.

The holders of the Series A Preferred Stock have a right to put the stock to the company for an aggregate amount equal to the liquidation preference (approximately $340,000) plus unpaid dividends of $221,000 in the event of a change in control. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. As of December 31, 2019, there were 13,602 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating lease, see Note 6 to the Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the related notes and the Report of Independent Registered Public Accounting Firms thereon, are included in Applied Energetics’ 2019 Consolidated Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Our management, including our Chief Executive and Principal Financial Officer (“CEO/PFO”), has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, the CEO/PFO has concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officers and directors:

Name	Age	Principal Position	Director, Term expiring in

Bradford T. Adamczyk	51	Director and Chairman of the Board	Three years
Gregory J Quarles	58	Director and Chief Executive Officer and Principal Financial Officer	Three years
Jonathan R. Barcklow	36	Director, Vice President and Secretary	Two year
John E. Schultz Jr.	66	Director	One year

Messrs. Adamczyk and Barcklow joined the Board in March 2018. Mr. Schultz joined the Board in November 2018. Dr. Quarles joined the board in May 2019.

Bradford T. Adamczyk: Mr. Adamczyk was elected as the company’s Chairman in May 2019. He served as Principal Executive Officer from August 6, 2018 until becoming Chairman and was elected as a company director on March 8, 2018. Mr. Adamczyk has over 20 years of experience in investments and financial analysis. Currently, he is the founder and portfolio manager of MoriahStone Investment Management, started in 2013. MoriahStone Investment Management specializes in both public equities and small-cap private companies. He has also served on the board of directors and as Chairman of BroVo Spirits, LLC since 2014. Prior to founding MoriahStone, he was a senior securities analyst at Columbus Circle Investors in Stamford, CT, where he focused on technology investments, including software and the internet. Mr. Adamczyk started his financial career at Morgan Stanley after receiving his MBA from the University of Michigan. He received his undergraduate degree from Western Michigan University, graduating Magna Cum Laude.

Gregory J Quarles: Dr. Quarles was elected as the company’s Chief Executive Officer and as a company director effective May 4, 2019. Prior to that time, he had served on the company’s Scientific Advisory Board since March 18, 2017. Before joining Applied Energetics, Dr. Quarles spent the previous six years with The Optical Society (“OSA”) in Washington D.C., both as a Board Member and more recently as the Chief Scientific Officer. His responsibilities at OSA encompassed a broad range of scientific, technical and engineering infrastructure, and included content development for the OSA meetings portfolio, along with many other related projects, highlighted by his reports to Congress. Moreover, Dr. Quarles had been personally involved through OSA in the establishment of many crucial partnerships involving major R&D laboratories and global agencies worldwide. This involvement included being a long-standing member of the U.S. Department of Commerce, Bureau of Industry and Security, and Sensors and Instrumentation Technical Advisory Committee. In addition to his executive leadership, Dr. Quarles is a well-respected member of the laser development community globally with over 30 years of experience since the award of his Ph.D. from Oklahoma State University. He is a Fellow in both the SPIE and the IEEE Photonics Society and received the Memorial D.S. Rozhdestvensky Medal from the Russian Optical Society (2015). In 2016, he joined the Oklahoma State University CAS Hall of Fame, and in 1996 received the R&D 100 Award for the Ce:LiSAF Laser System.

Jonathan R. Barcklow: Mr. Barcklow was elected as the company’s Vice President and Secretary on November 12, 2018 and was elected as a company director on March 8, 2018. Mr. Barcklow has over 14 years of experience in advisory and management consulting services in federal defense and civilian agencies. He has spent his career in consulting services with both PriceWaterhouseCoopers and KPMG, LLP. Mr. Barcklow has worked for KPMG since 2010 and currently serves as a Managing Director within KPMG's Federal Management Consulting group focused on providing Digital Innovation solutions and overseeing the delivery of large consulting solutions to Department of Defense clients. Over his career, Mr. Barcklow has been a consultant for a number of federal agencies, including the Department of Veterans Affairs, Department of Homeland Security, Federal Emergency Management Agency, National Science Foundation, Department of the Navy, Marine Corp, Defense Logistics Agency, Office of the Secretary of Defense, and the Deputy Chief Management Office. Over his career, his work has primarily focused on large-scale strategic transformations, technology and innovation, including big data, advanced analytics, digital experience, blockchain, and Internet of Things (IoT), as well as financial management and compliance.

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

Directors Qualifications, Experience and Skills

Our directors bring to our Board a wealth of executive leadership experience derived from his service as senior executive and, in many cases, founders of industry or knowledge specific consulting firms or operational businesses. They also offer extensive public company board experience. Our board members has demonstrated strong business acumen and an ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards. When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the company’s business and structure, the Corporate Governance and Nominating Committee and the Board of Directors focused primarily on the information discussed in each of the Directors’ individual biographies set forth above and the specific individual qualifications, experience and skills as described below:

●	Mr. Adamczyk’s qualifications as a director include his expertise in finance and his experience working with other companies to overcome near-term financial or strategic challenges.

●	Dr. Quarles’ qualifications as a director include his experience as director and senior executive in the laser industry with primary focus on the defense and aerospace sector.
●	Mr. Barcklow’s qualifications as a director include his experience in management consulting and his knowledge of the defense industry and government contracting.
●	Mr. Schultz’ qualifications as a director include his expertise in the equity investment industry and has been a friend of Applied Energetics since its public inception in 2004, and has an intimate knowledge of the company’s background, including its history and financials. Mr. Schultz has more recently served as a consultant to the company.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Applied Energetics, and any persons who own more than ten percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC and the NASDAQ Stock Market. Officers and directors of Applied Energetics, and greater than ten percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. None of our officers or directors failed to file any Section 16(a) forms, however, Dr. Quarles was late in filing his Form 3.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses, for the periods presented, the compensation for the person who served as our Chief Executive Officer and our Principal Financial Officer for the years ended December 31, 2019, and 2018 (the “Named Executive”). George P. Farley was designated as our Chief Executive Officer and Principal Financial Officer from March 2, 2016 to March 8, 2018. Thomas C Dearman was acting Chief Executive Officer from March 8, 2018 to August 8, 2018. Bradford T Adamczyk was Principal Executive Officer from August 6, 2018 to May 6, 2019. Gregory J Quarles had been our Chief Executive Officer from May 6, 2019 to present.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Total
Bradford T. Adamczyk,	2019	$-	$-	$-
Principal Executive Officer	2018	$-	$300,000	$300,000

Gregory J Quarles, Chief Executive Officer	2019	$163,306	$1,650,000	$1,813,306

Jonathan R. Barcklow,	2019	$-	$-	$-
Vice President and Secretary	2018	$-	$300,000	$300,000

George P Farley, Former Chief Executive Officer and Principal Financial Officer	2018	$-	$-	$-

(1)	Mr. Farley earned $12,500 per month for 2017, of which $45,000 was paid in 2017 and $24,500 was paid in 2018.
(2)	In November 2018, Messrs. Adamczyk and Barcklow were each granted 5,000,000 shares under options to purchase common stock under the 2018 Incentive Stock Plan. In May 2019, Mr. Quarles was granted 5,000,000 shares under options to purchase common stock.

Grants of Plan-Based Awards

The following table discloses the grants of a plan-based award to each of the Named Executives in 2019:

Name	Grant Date		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Awards (1)
Gregory J. Quarles	05/06/2019	(2)	5,000,000	$0.35	$1,650,000

(1)	The amounts included in the “Grant Date Fair Value of Stock Awards” column represent the full grant date fair value of the awards computed in accordance with ASC 718. The fair value of stock option awards is recognized in the income statement as non-cash, equity-based compensation expense over the vesting period of the grants. For a discussion of valuation assumptions, see Note 4 to the Consolidated Financial Statements of our 2019
(2)	This option vests immediately with respect to 500,000 shares and in semi-annual installments with respect to the remaining 4,500,000 shares.

Employment Agreements for Named Executive Officers

We have entered into an Executive Employment Agreement with Dr. Gregory J Quarles setting forth the terms of his service as Chief Executive Officer. The agreement is for a term of three years and is renewable thereafter for sequential one-year periods. The agreement may be terminated by the company for “cause” or by Quarles for “Good Reason” both of which terms are defined in the agreement. The agreement may also be terminated, without cause or Good Reason, by either party upon sixty days’ written notice to the other.

The agreement calls for (i) a cash salary of $250,000 per annum, payable monthly, and eligibility for a discretionary bonus within 60 days of the end of each year, and (ii) options to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.35 per share. These options vest immediately with respect to 500,000 shares and in semi-annual installments with respect to the remaining 4,500,000 shares. The agreement also provides for Quarles to retain 2,000,000 options previously granted to him under a Consultant Stock Option Agreement in 2017, for his services on the Scientific Advisory Board, which are subject to vesting based on achievement of performance milestones. Under the agreement, Dr. Quarles also is to receive health and life insurance as well as other standard benefits. The agreement also requires the company to reimburse certain out-of-pocket expenses and to compensate Quarles in the event that it requires him to resign from certain boards on which he serves.

In the event of a termination of the agreement by Quarles with Good Reason, or by us without cause, we must pay him any unpaid base compensation due as of the termination date as well as any pro rata unpaid bonus and any unpaid expenses. Any unvested options will vest upon such termination. In such event, we must continue to pay Dr. Quarles his monthly base compensation and any health and life insurance benefits until he has secured full-time employment, but not to exceed a period of (i) twenty-four (24) months from the commencement date of the agreement or (ii) three months from the termination date, whichever is later.

In the event that we terminate the agreement for cause or he terminates without Good Reason, he will receive base compensation and expense reimbursement through the date of termination but will forfeit any unvested equity compensation.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the named executives at December 31, 2019:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price	Option Expiration Date
Gregory J. Quarles	500,000	(1)	1,500,000	$0.05	02/28/2022
	1,250,000	(2)	3,750,000	$0.35	04/18/2029
Jonathan R. Barcklow	2,000,000	(3)	3,000,000	$0.07	11/12/2028

(1)	This option was previously granted to Dr. Quarles under a Consultant Stock Option Agreement in 2017, for his services on the Scientific Advisory Board, which vested immediately with respect to 500,000 shares, up to an additional 250,000 shares upon achievement of the first $1 million in revenue, up to an additional 250,000 shares upon achievement of the next $2 million in revenues and up to an additional 1 million shares upon achievement of the next $5 million in revenues.
(2)	These options vest immediately with respect to 500,000 shares and in six semi-annual installments of 750,000 shares with respect to the remaining 4,500,000 shares.
(3)	The option granted to Mr. Barcklow vested immediately as to 1,800,000 shares and 200,000 shares per month thereafter through February of 2020. The vesting schedule was calculated monthly based on a start date of March 2018 when he became a director of the company. Additionally, with respect to 2,500,000 shares, the company must achieve certain milestones in the 20-day moving average share price of its common stock for the options to be exercisable. This option will be exercisable in the amount of 1,500,000 shares upon the 20-day moving average share price reaching $0.15 per share, 1,000,000 shares at $0.25 per share and 500,000 shares at $0.50 per share. Mr. Barcklow does not receive a salary for his services.

Payments upon Termination or Change-In-Control

There are no termination or change in control agreements in place that would require payments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2019, none of our executive officers served on the Board of Directors or the Compensation Committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)

Bradford T Adamczyk	6,735,081	(2)	3.2%
Gregory J Quarles	1,250,000	(3)	0.6%
Jonathon R Barcklow	5,500,000	(4)	2.6%
John E Schultz Jr	4,122,624	(5)	1.9%
Stephen W. McCahon	26,427,861	(6)	12.6%

All directors and executive officers as a group (1 person)	17,607,705		7.9%

(1)	Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options or warrants held by that person that are exercisable within 60 days of the Record Date.
(2)	Based on information contained in a Form 4 filed with the SEC on February 14, 2019.
(3)	Based on information known by the company
(4)	Based on information contained in a Form 4 filed with the SEC on December 21, 2018.
(5)	Based on information contained in a Form 3 filed with the SEC on February 14, 2019.
(6)	Based on information contained in a report on Schedule 13D filed with the SEC on February 24, 2017. Based on information known by the company, Mr. McCahon’s address is C/O Applied Optical Sciences, 4595 Palo Verde Rd. Suite 517, Tucson, Arizona 85714.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2019:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	20,150,000	$0.16	29,850,000
Equity compensation plans not approved by security holders
Total	20,150,000	$0.16	29,850,000

Effective November 12, 2018, the board of directors of Applied Energetics, Inc. adopted the 2018 Incentive Stock Plan. On October 30, 2019 the shareholders voted to approve and adopt the plan. The plan provides for the allocation and issuance of stock, restricted stock purchase offers and options (both incentive stock options and non-qualified stock options) to officers, directors, employees and consultants of the company. The board reserved a total of 50,000,000 for possible issuance under the plan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to the company by its independent registered Public Accounting firm for the years ended December 31, 2019 and December 31, 2018.

	2019	2018
Audit fees	$46,000	$24,000
Audit related fees	-	-
All other fees	-	-
Tax fees	5,000	4,000

	$51,000	$28,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this report:

(a)	(1) The Consolidated Financial Statements of Applied Energetics, Inc. are filed as part of this report on page F-1 following the signatures.

Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Amended and Restated Plan and Agreement of Merger entered into as of March 17, 2004, by and among U.S. Home & Garden, Inc. (“USHG”), Ionatron Acquisition Corp., a wholly-owned subsidiary of USHG, Robert Kassel (for purposes of Sections 5.9, 6.2(d), 6.2(j), 9.4 and 10.10 only), Fred Heiden (for purposes of Section 9.4 only), and Ionatron, Inc. and Robert Howard, Stephen W. McCahon, Thomas C. Dearmin and Joseph C. Hayden (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on March 24, 2004).
3.1	Certificate of Incorporation, as amended, (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-KSB for the fiscal year ended June 30, 1995).
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on April 29, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).
3.3	Certificate of Elimination of the 10% Series A Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).
3.4	Certificate of Designation of the 6.5% Series A Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s 8-K filed with the SEC on October 28, 2005).
3.5	Certificate of Ownership and Merger of Applied Energetics, Inc. into Ionatron, Inc. (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on February 20, 2008).
3.6	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the Quarter ended June 30, 2007.
3.7	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 10, 2007.
4.1	Form of certificate evidencing Common Stock, $.001 par value, of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-38483)).
10.1	2018 Incentive Stock Plan (Previously filed).
10.2	Consulting and Advisory Services Agreement, effective as of February 15, 2019, by and between the Registrant and WCC Ventures, LLC (incorporated by reference to Exhibit 99 to Form 8-K filed with the SEC on February 22, 2019).
10.3	Advisory Board Agreement by and between registrant and Christopher Donaghey (Previously filed).
10.4	Executive Employment Agreement, dated as of April 18,2019, by and between the Registrant and Gregory J. Quarles (Previously filed).
10.5	Scientific Advisory Board Agreement, by and between the Registrant and Charles Hale (Previously filed.)
10.6	Consulting Agreement, by and between the Registrant and SWM Consulting, LLC (incorporated by reference to comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on May 31, 2019)
10.7	Asset Purchase Agreement, by and between the Registrant and Applied Optical Sciences, Inc. LLC (incorporated by reference to comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on May 31, 2019)
10.8	Contract/Order for Supplied and Services with the Department of the Army, dated as of March 3, 2020.
21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)
23.1	Consent of RBSM LLP
31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Compensation Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2010)
99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009)
99.3	Audit Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of April 2020.

APPLIED ENERGETICS, INC.

By	/s/ Gregory J Quarles
Gregory J Quarles, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 3rd day of April, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Bradford T. Adamczyk	Director, Chairman of the Board
Bradford T. Adamczyk

/s/ Gregory J. Quarles	Director, Chief Executive Officer and Principal Financial Officer
Gregory J. Quarles

/s/ Jonathan R. Barcklow	Director, Vice President and Secretary
Jonathan R. Barcklow

/s/ John E. Schultz Jr.	Director
John E. Schultz Jr.

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Applied Energetics, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. and Subsidiary (collectively, the “company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

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

New York, NY

April 3, 2020

APPLIED ENERGETICS, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$88,415	$178,552
Subscription receivable	-	60,000
Other receivable	2,880	312
Other assets	52,686	10,923
Total current assets	143,981	249,787

Long-term assets
Long-term receivables	582,377	441,195
Property and equipment - net	36,568	38,887
Deferred compensation	2,083,334	-
Total Long-term assets	2,702,279	480,082
TOTAL ASSETS	$2,846,260	$729,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$472,868	$681,408
Accrued compensation	-	384,833
Accrued officer compensation	206,000	206,000
Notes payable	3,467,890	-
Due to related parties	50,000	50,000
Accrued expenses	23,587	20
Accrued dividends	48,079	48,079
Total current liabilities	4,268,424	1,370,340
Long-term liabilities
Long-term notes payable	1,500,000	-
Total liabilities	5,768,424	1,370,340

Commitments and contingencies

Stockholders’ deficit
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at December 31, 2019 and at December 31, 2018 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 206,569,062 and 201,697,396 shares issued and outstanding at December 31, 2019 and at December 31, 2018, respectively	206,569	201,697
Additional paid-in capital	85,907,523	82,637,749
Accumulated deficit	(89,036,270)	(83,479,931)
Total stockholders’ deficit	(2,922,164)	(640,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,846,260	$729,869

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2019	2018

Revenue	$-	$-
Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	4,622,624	2,521,837
Selling and marketing	213,738	50,085
Research and development	335,445	190,482
Total operating expenses	5,171,807	2,762,404

Operating loss	(5,171,807)	(2,762,404)

Other expense
Other income	19,046	-
Interest expense	(403,578)	(245,343)
Total other expense	(384,532)	(245,343)

Loss before provision for income taxes	(5,556,339)	(3,007,747)

Provision for income taxes	-	-

Net loss	(5,556,339)	(3,007,747)

Preferred stock dividends	(34,005)	(34,005)

Net loss attributable to common stockholders	$(5,590,344)	$(3,041,752)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	204,486,058	191,593,774

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2017	13,602	$14	157,785,520	$157,785	$79,452,635	$(80,472,185)	$(861,751)
Stock-based compensation expense	-	-	-	-	380,982	-	380,982
Shares issued for services	-	-	9,745,210	9,745	388,929	-	398,674
Cancellation of shares	-	-	(5,000,000)	(5,000)	(7,000)	-	(12,000)
Sale of common stock	-	-	39,166,666	39,167	2,310,833	-	2,350,000
Beneficial conversion factor on notes payable	-	-	-	-	111,370		111,370
Net loss for the year ended December 31, 2018	-	-	-	-	-	(3,007,747)	(3,007,747)
Balance as of December 31, 2018	13,602	$14	201,697,396	$201,697	$82,637,749	$(83,479,932)	$(640,472)
Warrants issued with debt	-	-	-	-	263,237	-	263,237
Shares issued for services	-	-	25,000	25	-	-	25
Sale of common stock	-	-	4,846,666	4,847	849,152	-	853,999
Stock-based compensation expense	-	-	-	-	2,157,385	-	2,157,385
Net loss for the year ended December 31, 2019	-	-	-	-	-	(5,556,339)	(5,556,339)
Balance as of December 31, 2019	13,602	$14	206,569,062	$206,569	$85,907,523	$(89,036,271)	$(2,922,165)

See accompanying notes to consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,556,339)	$(3,007,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense	2,157,385	380,982
Loss on early payoff of note payable	-	174,412
Shares issued for services	25	398,674
Amortization of beneficial conversion feature	-	204,119
Amortization of future compensation payable	203,333	-
Amortization of financing costs	-	22,721
Depreciation and amortization	14,738
Interest expense	396,578	18,501
Changes in assets and liabilities:
Accounts receivable	(9,888)	-
Inventory	(5,930)	-
Other long term assets	(141,182)	(441,195)
Other receivable	57,432	(60,000)
Prepaids and deposits	217,113	(19,792)
Long term receivables		-
Accounts payable	(222,140)	629,772
Accrued expenses and compensation	(361,266)	(92,054)
Net cash used in operating activities	(3,250,141)	(1,791,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(12,419)	(38,887)
Net cash used by investing activities	(12,419)	(38,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	853,999	2,230,000
Cancellation of stock	-	(12,000)
Repayment on note payable	(31,576)	(361,468)
Proceeds from note payable net of financing costs	2,350,000	149,750
Net cash provided by financing activities	3,172,423	2,006,282
Net increase (decrease) in cash and cash equivalents	(90,137)	175,788
Cash and cash equivalents, beginning of year	178,552	2,764
Cash and cash equivalents, end of year	$88,415	$178,552
Supplemental Cash Flow Information
Cash paid for interest	$2,914	$18,501
Cash paid for taxes	$-	$-

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2019, the company incurred a net loss of approximately $5,556,000, had negative cash flows from operations of $3,250,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

The company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the company’s efforts will be successful. No assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying consolidated financial statements do not include any adjustments that might result should the company be unable to continue as a going concern. The ongoing COVID-19 pandemic contributes to this uncertainty.

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

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 2480 West Ruthrauff Road, Suite 140 Q, Tucson, Arizona, 85705, we have office and laboratory space at 4595 S Palo Verde Rd, Suite 517, Tucson, AZ 85714 and our telephone number is (520) 628-7415.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 35,246,757 and 27,793,924 for the years ended December 31, 2019 and 2018, respectively.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU 2016- 13, “Financial Instruments- Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The standard modifies the measurement approach for credit losses on financial instruments, including trade receivables, from an incurred loss method to a current expected credit loss method (“CECL”). The standard requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions and a forecast that is supportable. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; early adoption is permitted. The standard must be adopted by applying a cumulative adjustment to retained earnings. The Company anticipates adopting the standard in the first quarter of 2020, although it does not expect a material impact to the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modified the disclosure requirements in Topic 820, “Fair Value Measurement,” based on the FASB Concepts Statement, “Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements,” including consideration of costs and benefits. The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The company is currently evaluating the potential effects of this guidance on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14 “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” which amends ASC 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in OCI expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. This guidance will be effective for financial statements issued for fiscal years ending after December 15, 2020. The adoption of this guidance will modify our disclosures but will not have a material effect on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating this guidance on its Consolidated Financial Statements.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The guidance is effective for fiscal years beginning after December 15, 2021 with early adoption permitted. The Company is currently evaluating this guidance on its Consolidated Financial Statements, The Company does not expect material effect from the adoption of this guidance on the Company’s Consolidated Financial Statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the company’s financial position, results of operations or cash flows.

NOTE 3 – NOTES PAYABLE

During the year ended December 31, 2019, the company received $2,350,000 from eleven non-affiliated individuals based on 10% Promissory Notes (“Notes”). $1,150,000 of the Notes mature September 1, 2019 and $1,200,000 of the notes mature December 1, 2019. The Notes are accompanied by a Common Stock Purchase Warrant (a “Warrant”) entitling the holder to purchase one share of the company’s common stock, par value $0.001 per share (the “Common Shares”), for each $2.00 of Note principle, at an exercise price of $0.07 per share, for two years from the date of issuance. In the first three months of 2020, two notes with principal balances of $50,000 each were paid off for a total of $108,000.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following reconciles notes payable as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Convertible notes payable	$-	$(98,903)
Notes payable	4,880,000	-
Accrued interest	119,218	(13,250)
Payments on notes payable	(85,657)	-
Financing costs	-	(3,317)
Transfer from prepaid	54,329	-
Amortization of financing costs	-	22,721
Beneficial conversion factor	-	(111,370)
Amortization of beneficial conversion factor	-	204,119

	$4,967,890	$-

Of the $4,967,890 loan balance, $3,467,890 are short term and $1,500,000 are long term $2,467,890 are payable immediately and of the remaining $2,500,000 is payable in equal semi-annual installments, the first payment being due on May 24, 2020 and subsequent payments being due on the last day of each six-month period thereafter, the final such payment being due on May 24, 2022.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the fourth quarter of 2019, the company received $904,000 from four non-affiliated individuals based on subscription agreements with the company for which the company issued 3,038,332 shares of its common stock.

In January 2020, the company received $603,000 from five non-affiliated individuals based on subscription agreements with the company for which the company issued 2,010,000 shares of its common stock.

In January 2020, the company received issued 25,000 shares in response to a non-affiliated warrant holder exercising a warrant.

In February 2020, the company received $510,000 from a non-affiliated individual based on a subscription agreement with the company for which the company issued 1,700,000 shares of its common stock.

Preferred Stock

As of December 31, 2019 and 2018 there were 13,602 and 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of December 31, 2018 including previously accrued dividends included in our balance sheet are approximately $221,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was approximately $2,549,000 and $381,000 for the years ended December 31, 2019 and 2018, respectively, which was charged to general and administrative expense.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

The following table sets forth information regarding awards under our 2018 Incentive Stock Plan:

As of December 31, 2019
	Share Grants Approved	Options Outstanding	Shares Available for Award
2018 Incentive Stock Plan	50,000,000	20,150,000	29,850,000
Total	50,000,000	20,150,000	29,850,000

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model applying the assumptions in the following table:

	For the year ended December 31,
	2019	2018
Expected life (years)	5.5 - 6.75	5.2 - 10
Dividend yield	0%	0%
Expected volatility	232%	80% - 275%
Risk free interest rates	2.47%	3.1% - 3.33%
Weighted average fair value of options at grant date	$0.3400	$0.0597

For the year ended December 31, 2019, 6,650,000 options to purchase stock were granted, 3,000,000 options to purchase stock were forfeited, additionally, no options to purchase stock were exercised or expired; no restricted stock purchase offers were granted, vested or forfeited. At December 31, 2019, options to purchase 31,400,000 shares of common stock were outstanding with a weighted average exercise price of $0.15 with a weighted average remaining contract term of approximately 6.6 years with an aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of $4,731,000. At December 31, 2019 options for 19,085,000 shares were exercisable. There was no activity of our restricted stock units and restricted stock grants for the years ended December 31, 2019 and 2018.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, there was approximately $1,709,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately one year.

During the year ended December 31, 2019, the company received $2,150,000 in proceeds from the issuance of promissory notes payable (“Notes”) with which the company also issued warrants to purchase 1,075,000 shares of the company’s common stock, par value $0.001 per share at an exercise price of $0.07 per share for two years from the date of issuance. $1,150,000 of the Notes mature September 1, 2019 and $1,000,000 of the notes mature December 1, 2019. The notes bear interest of 10% payable at maturity. On maturity date, the company may elect to convert $850,000 of the balance of principal and interest due into shares of common stock at the conversion price of $0.10 a share.

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

In the last quarter of the year ended December 31, 2019, we issued warrants to purchase 225,000 shares of the company’s common stock, par value $0.001 per share at an exercise price of $0.07 per share for two years from the date of issuance.

We have entered into an Executive Employment Agreement (“Agreement”) with Dr. Gregory J Quarles setting forth the terms of his service as Chief Executive Officer. The agreement calls for an option for 5,000,000 shares of our common stock at an exercise price of $0.35 per share. These options vest immediately with respect to 500,000 shares and in semi-annual installments with respect to the remaining 4,500,000 shares. The agreement also provides for Quarles to retain 2,000,000 options previously granted to him under a Consultant Stock Option Agreement in 2017, for his services on the Scientific Advisory Board, which are subject to vesting based on achievement of performance milestones. The agreement also provides for Dr. Quarles to forfeit 1,500,000 performance options previously granted to him under a Consultant Stock Option Agreement in 2017, for his services on the Scientific Advisory Board. Under the agreement, In the event of a termination of the agreement by Quarles with Good Reason, or by us without cause, any unvested options will vest upon such termination.

In April 2019, 150,000 options were grated with an exercise price of $0.35 and a vesting schedule of 25% on the six-month anniversary of the issuance of the option and 25% each of the following six-month anniversaries. Also 1,500,000 options were granted with an exercise price of $0.369 and a vesting schedule of 1/3 on each of the three succeeding anniversary of the issuance of the option. 1,500,000 performance options previously granted to under a Consultant Stock Option Agreement in 2017, for services on the Scientific Advisory Board were forfeited.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the activity of our stock options for the years ended December 31, 2019, and 2018:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2017	14,000,000	$0.1357
Granted	13,750,000	$0.0711
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at December 31, 2018	27,750,000	$0.1037
Granted	6,650,000	$0.3543
Exercised	-	$-
Forfeited or expired	(3,000,000)	$0.2500
Outstanding at December 31, 2019	31,400,000	$0.1428
Exercisable at December 31, 2019	19,085,000	$0.0616

As of December 31, 2019 and December 31, 2018 there was no unrecognized stock-based compensation related to unvested restricted stock, net of estimated forfeitures.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2016, we moved and entered into a month-to-month lease agreement to lease office space in Tucson, Arizona. In May 2019, we acquired Applied Optical Sciences and assumed the month-to-month lease for office and laboratory space also in Tucson, Arizona.

Rent expense was approximately $30,000 and $4,000 for 2019 and 2018, respectively.

At December 31, 2019, we had approximately $4,066 in future minimum lease payments due in less than a year.

Guarantees

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director’s and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2019 and 2018.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Litigation

As previously reported, on July 3, 2018 we commenced a lawsuit in the Court of Chancery of the State of Delaware against the company’s former director and principal executive officer George Farley and AnneMarieCo LLC (“AMC”).

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On September 26, 2019, the company filed a motion for partial summary judgment concerning the issuance of company stock to Mr. Farley without having been authorized by a quorum of the board of directors. The previous hearing date of November 20, 2019, was postponed while the case awaited a new judge assignment.

The case was reassigned to Vice Chancellor J. Travis Laster. On January 14, 2020, Vice Chancellor Laster held a scheduling conference. On January 29, 2020, the Delaware Chancery Court entered a scheduling order setting the trial date for July 20, 2020.

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

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen, counsel for defendants, George Farley and AnneMarie Co. LLC, in the litigation brought by the company and pending in Delaware, filed a claim in the District Court for the Southern District of New York against the company its directors, officers, attorneys and a consultant. The action alleges libel, securities fraud and related claims. The company believes that this suit lacks merit and intends to dispute these allegations. The company filed a motion to dismiss the complaint on October 24, 2019. On December 13, 2019, Gusrae Kaplan and Mr. Whalen filed an opposition to the Company’s motion. On January 10, 2020, the company filed a reply brief. The United States District Court has not yet ruled on the motion.

On September 24, 2019, the company filed a complaint in the Court of Common Pleas in the County of Beaufort, South Carolina, to prevent the sale of certain property located there (or in the alternative, to require payment of proceeds from any sale of the property into the registry of the court until a final decision is entered in the matter), in order to protect the company from having property disposed of. Effective January 8, 2020, this complaint was dismissed.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

We may, from time to time, be involved in legal proceedings arising from the normal course of business.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

An analysis of the difference between the expected federal income tax for the years ended December 31, 2019 and 2018, and the effective income tax rate is as follows::

	2019		2018

Taxes calculated at federal rate	$(1,166,831)	21.0%	$(631,627)	21.0%
State income tax, net of federal benefit	(38,304)	0.7%	(35,215)	1.2%
Change in Valuation Allowance	1,203,231	-21.7%	712,113	-23.7%
Prior period adjustment	-	0.0%	(88,626)	2.9%
Permenant items	1,904	0.0%	43,355	-1.4%
Provision (benefit) for taxes	$-	0%	$-	0%

Tax effects of temporary differences at December 31, 2019 and December 31, 2018 are as follows:

	2019	2018
Noncurrent deferred tax assets (liabilities):
Deferred Tax Assets
Accrued compensation	$740,442	$88,789
Fixed assets	(9,095)	-
Net Operating Loss Carryforwards and Credits	14,494,408	13,933,735
Total Deferred Tax Assets	$15,225,755	$14,022,524

Valuation allowance	(15,225,755)	(14,022,524)
Net deferred tax / (liabilities)	$-	$-

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. During the year ended December 31, 2019, the deferred tax assets and the valuation allowance increased by $1,203,000 primarily as a result of current year tax loss.

As of December 31, 2019, we have cumulative federal and Arizona net operating loss carryforwards of approximately $65.1 million and $6.5 million, respectively, which can be used to offset future income subject to taxes. Of the $65.1 million, of Federal net operating loss carryforwards, $59.3 begin to expire in 2020. The remaining balance of $5.8 million is limited in annual usage of 80% of current years taxable income, but do not have an expiration. Arizona net operating loss carryforwards begin to expire in 2020. In addition there are federal net operating loss carryforwards is approximately $27.0 million from USHG related to pre-merger losses. We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2019, we had cumulative unused research and development tax credits of approximately $239,000 and $340,000, which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2019, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

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

The company considers the U.S. and Arizona to be major tax jurisdictions. As of December 31, 2019, for federal tax purposes the tax years 2014, 2015, 2016 and 2017, 2018 for Arizona the tax years 2014 through 2019 remain open to examination. The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2019, and 2018, we had no accrued interest or penalties related to our unrecognized tax benefits.

NOTE 8 – SUBSEQUENT EVENT

In January 2020, the company received $603,000 from five non-affiliated individuals based on subscription agreements with the company for which the company issued 2,010,000 shares of its common stock.

In January 2020, the company issued 25,000 shares in response to a non-affiliated warrant holder exercising a warrant.

In February 2020, the company received $510,000 from a non-affiliated individual based on a subscription agreement with the company for which the company issued 1,700,000 shares of its common stock.

During the year ended December 31, 2019, the company received $2,350,000 from eleven non-affiliated individuals based on 10% Promissory Notes (“Notes”). In the first three months of 2020, two notes with principal balances of $50,000 each were paid off for a total of $108,000.

 Effective March 4, 2020, Applied Energetics, Inc. entered into the Phase I Small Business Technology Transfer (STTR) contract referred to in its prior Current Report on Form 8-K filed on January 6, 2020 with the United States Army. The contract is for the development of Standoff Electronic Denial systems. Phase I is to be completed within the first 90 days. The company will collaborate with the Laser Plasma Laboratory (LPL) at the University of Central Florida (UCF) in performing its research under the contract. The total contract amount for Phase I is $165,920.

Multiple contract proposals were submitted to various government agencies in 2019 and 2020. Due to the COVID-19 related closures of multiple agencies and work-from-home orders across various regions of the United States, we anticipate that reviews and funding decisions on these proposals might be delayed longer than anticipated as resources are focused on other matters within the government.

The company’s management has evaluated subsequent events occurring after December 31, 2019, the date of our most recent balance sheet, through the date our financial statements were issued.