Form 10-Q
period 2020-03-31
APPLIED ENERGETICS, INC.
filed 2020-05-15
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, there were 213,127,395 shares of the issuer’s common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$296,133	$88,415
Other receivable	2,880	2,880
Other assets	197,980	52,686
Total current assets	496,993	143,981
Long-term assets
Long-term receivable	582,377	582,377
Property and equipment - net	32,292	36,568
Deferred compensation	1,875,000	2,083,334
Total long-term assets	2,489,669	2,702,279
TOTAL ASSETS	$2,986,662	$2,846,260

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable	$298,522	$472,868
Accrued officer compensation	206,000	206,000
Notes payable including accrued interest of $176,423 at March 31, 2020 and $119,218 at December 31, 2019	3,513,591	3,467,890
Due to related parties	50,000	50,000
Accrued expenses	3,020	23,587
Accrued dividends	48,079	48,079
Total current liabilities	4,119,212	4,268,424
Long-term liabilities
Long-term notes payable	1,500,000	1,500,000
Total liabilities	5,619,212	5,768,424

Commitments and contingencies

Stockholders’ (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized; 13,602 shares issued and outstanding at March 31, 2020 and at December 31, 2019	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 210,304,062 and 206,569,062 shares issued and outstanding at March 31, 2020 and at December 31, 2019, respectively	210,304	206,569
Additional paid-in capital	87,458,494	85,907,523
Accumulated deficit	(90,301,362)	(89,036,270)
Total stockholders’ (deficit)	(2,632,550)	(2,922,164)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,986,662	$2,846,260

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2020	2019

Revenue	$10,000	$-
Cost of revenue	-	-

Gross profit	10,000	-

Operating expenses
General and administrative	1,090,418	456,719
Selling and marketing	81,686	52,335
Research and development	57,480	72,661

Total operating expenses	1,229,584	581,715

Operating loss	(1,219,584)	(581,715)

Other income (expense)
Other income	15,832	-
Interest (expense)	(61,339)	(4,440)
Total other (expense)	(45,507)	(4,440)

Net loss	(1,265,091)	(586,155)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(1,273,592)	$(594,656)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	208,973,729	203,814,063

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	13,602	$14	206,569,062	$206,569	$85,907,523	$(89,036,271)	$(2,922,165)
Stock-based compensation	-	-	-	-	439,956	-	439,956
Common stock issued on exercise of warrant	-	-	25,000	25	1,725	-	1,750
Sale of common stock			3,710,000	3,710	1,109,290		1,113,000
Net loss for the quarter ended March 31, 2020	-	-	-	-	-	(1,265,091)	$(1,265,091)
Balance as of March 31, 2020	13,602	$14	210,304,062	$210,304	$87,458,494	$(90,301,362)	$(2,632,550)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2018	13,602	$14	201,697,396	$201,697	$82,637,749	$(83,479,931)	$(640,471)
Stock-based compensation expense	-	-	-	-	122,950	-	122,950
Sale of common stock	-	-	2,500,000	2,500	147,500	-	150,000
Net loss for the quarter ended March 31, 2019	-	-	-	-	-	(586,155)	(586,155)
Balance as of March 31, 2019	13,602	$14	204,197,396	$204,197	$82,908,199	$(84,066,086)	$(953,676)

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,265,091)	$(586,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense	439,956	122,950
Amortization of future compensation payable	208,333	-
Depreciation and amortization	4,276	3,241
Amortization of prepaid expenses	39,303	11,539
Interest expense	-	4,440
Changes in assets and liabilities:
Accounts receivable	9,888	-
Other receivable	-	60,000
Prepaids and deposits	(86,420)	(47,891)
Long term receivables - net	-	(141,182)
Accounts payable	(177,989)	(128,878)
Accrued interest	60,848	-
Accrued expenses and compensation	(20,567)	54,212
Net cash used in operating activities	(787,463)	(647,724)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	400,000
Proceeds from issuance of common stock	1,113,000	150,000
Repayment on notes payable	(119,569)	-
Proceeds from the exercise of stock options and warrants	1,750	-
Net cash provided by financing activities	995,181	550,000

Net increase (decrease) in cash and cash equivalents	207,718	(97,724)

Cash and cash equivalents, beginning of period	88,415	178,552

Cash and cash equivalents, end of period	$296,133	$80,828

Supplemental Cash Flow Information
Cash paid for interest	$5,243	$523
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

1.	BASIS OF PRESENTATION AND GOING CONCERN

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of March 31, 2020 (collectively, “company,” “Applied Energetics,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended March 31, 2020, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2020, the company incurred a net loss of approximately $1,265,000, had negative cash flows from operations of $787,000 and may incur additional future losses due to the reduction in Government contract activity. Additionally, as of March 31, 2020, the company had a working capital (current assets less current liabilities) deficit of $3,622,000. These matters raise substantial doubt as to the company’s ability to continue as a going concern. The ongoing COVID-19 pandemic contributes to this uncertainty.

The company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the company’s efforts will be successful. No assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying consolidated financial statements do not include any adjustments that might result should the company be unable to continue as a going concern for one year from the date the financials are issued.

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

LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2020, the company incurred a net loss of approximately $1,265,000, had negative cash flows from operations of approximately $787,000 and conducted financing activities yielding $1,113,000 in proceeds from the issuance of common stock, partially offset by payments on notes payable of $120,000 and expects to incur additional future losses due to the reactivation of its business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern unless the company is able to obtain additional financing for its continuing operations. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of March 31, 2020, the company had approximately $296,000 in cash and cash equivalents.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Share-Based Compensation

For the three months ended March 31, 2020 and 2019, share-based compensation expense totaled approximately $440,000 and $123,000, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table:

three months ended March 31
	2020	2019
Expected life (years)	N/A	N/A
Dividend yield	N/A	N/A
Expected volatility	N/A	N/A
Risk free interest rates	N/A	N/A
Weighted average fair value of options at grant date	N/A	N/A

For the three months ended March 31, 2020, no options to purchase stock were granted and no options were forfeited, additionally, no options to purchase stock were exercised or expired and no restricted stock awards were granted; no restricted stock units were granted, vested or forfeited. At March 31, 2020, options to purchase 31,400,000 shares of common stock were outstanding with a weighted average exercise price of $0.143, a weighted average remaining contract term of approximately 6.4 years with an aggregate intrinsic value of $3,811,000. At March 31, 2020 options for 21,688,000 shares were exercisable.

As of March 31, 2020, there was approximately $1,436,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately two years.

3.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months ended March 31, 2020 and 2019, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	three months ended March 31,
	2020	2019

Options to purchase common shares	31,400,000	27,750,000
Warrants to purchase common shares	3,650,000	200,000
Convertible preferred stock	47,466	44,632

Total potentially dilutive securities	35,097,466	27,994,632

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

As of March 31, 2020, we had 13,602 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of March 31, 2020 was approximately $230,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware General Corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year. Our Series A Preferred Stock has a liquidation preference of $25.00 per Share.

5.	OTHER ASSETS

Other assets primarily represents prepaid assets for insurance premiums and deposits with attorneys.

6.	LONG TERM RECEIVABLE

In our litigation, the company was required to place a bond with a surety. The company does not have access to these funds and it is out of our control to use them (refer note 11).

7.	DEFERRED COMPENSATION

Deferred compensation represents the remaining amortization of the note payable issued in the acquisition of Applied Optical Sciences.

8.	NOTES PAYABLE

During the three months ended March 31, 2020, the company entered into a premium financing agreement to finance its director and officer insurance policy. The principal is approximately $108,000, with nine monthly payments of $12,498 and an interest rate of 9.7% the balance at March 31, 2020 is $96,000 included in current notes payable.

During the three months ended March 31, 2019, the company received $400,000 from three non-affiliated individuals based on 10% Promissory Notes (“Notes”). The Notes matured September 1, 2019. The Notes are accompanied by a Common Stock Purchase Warrant (a “Warrant”) entitling the holder to purchase one share of the company’s common stock, par value $0.001 per share (the “Common Shares”), for each $2.00 of Note principal, at an exercise price of $0.07 per share, for two years from the date of issuance. The company issued 200,000 warrants along with the notes. The company determine the fair value of warrant grant at their grant date, using a Black-Scholes-Merton Option-Pricing Model. The balance of these notes is $444,000 at March 31, 2020 and $434,000 at December 31, 2019. Interest expense on these notes was $10,000 for the quarter ended March 31, 2020 and $4,000 for the quarter ended March 31, 2019.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The following reconciles notes payable as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Notes payable	$4,988,065	$4,880,000
Accrued interest	176,423	119,218
Payments on notes payable	(205,226)	(85,657)
Transfer from prepaid	54,329	54,329
	-
	$5,013,591	$4,967,890

Of the notes payable at March 31, 2020 $1,151,000 were due September 1, 2019 and $1,267,000 were due December 1, 2019, $96,000, payable monthly over eight monthly payments, is due December 12, 2020, and $2,500,000 is payable in $500,000 semi-annual payments starting May 24, 2020 and is due May 24, 2022. The notes due on September 1, 2019 and December 31, 2019 have an interest rate of 10%, the note due on December 12, 2020 has an interest rate of 9.7%, and the note due on May 24, 2022 has interest rate of 0%. All notes are unsecured and not convertible. Interest expense on these notes was $58,000 for the quarter ended March 31, 2020 and $4,000 for the quarter ended March 31, 2019.

9.	DUE TO RELATED PARTIES

It came to the board’s attention that on July 31, 2018, our now deceased CEO deposited $50,000 into the company’s account. Although it has been suggested that the funds may have been intended for use toward Mr. Dearmin’s healthcare, the board does not know for certain what the purpose of the funds were or the nature of any intended investment. Accordingly, the board is investigating the appropriate disposition of the funds which will likely be to the estate of Mr. Dearmin. Until such a determination is made, the board does not intend to use these funds for any corporate purpose. For reporting purposes, the company has treated the deposit as a due to related party.

10.	STOCKHOLDERS DEFICIT

On January 13, 2020, the company received $45,000 from an individual based on a subscription agreement with the company for which the company issued 150,000 shares of its common stock.

On January 13, 2020, the company received $60,000 from two individuals based on a subscription agreement with the company for which the company issued 200,000 shares of its common stock.

On January 15, 2020, the company received $30,000 from two individuals based on a subscription agreement with the company for which the company issued 100,000 shares of its common stock

On January 22, 2020, the company received $204,000 from an individual based on a subscription agreement with the company for which the company issued 680,000 shares of its common stock.

On January 23, 2020, the company received $204,000 from an individual based on a subscription agreement with the company for which the company issued 680,000 shares of its common stock.

On January 24, 2020, the company received $60,000 from an individual based on a subscription agreement with the company for which the company issued 200,000 shares of its common stock.

On January 30, 2020, the company received $1,750 from an individual based on the exercise of a warrant for which the company issued 25,000 shares of its common stock.

On February 19, 2020, the company received $510,000 from an individual based on a subscription agreement with the company for which the company issued 1,700,000 shares of its common stock.

Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized; 13,602 shares issued and outstanding at March 31, 2020 and at December 31, 2019.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The $440,000 stock-based compensation for the quarter ended March 31, 2020 was comprised of $273,000 option expense and $167,000 was the amortization of 5,000,000 shares of stock valued at $0.4014 over three years for the acquisition of Applied Optical Sciences.

On April 8, 2020, the company received $10,500 from an individual based on a warrant exercise for which the company issued 150,000 shares of its common stock.

On April 8, 2020, the company received $63,000 from an individual based on an option exercise for which the company issued 900,000 shares of its common stock.

On April 8, 2020, the company received $60,000 from an individual based on a subscription agreement with the company for which the company issued 200,000 shares of its common stock.

On April 23, 2020, the company received $72,000 from an individual based on a subscription agreement with the company for which the company issued 240,000 shares of its common stock.

On April 29, 2020, the company received $400,000 from an individual based on a subscription agreement with the company for which the company issued 1,333,333 shares of its common stock.

During January 2019, the company received $150,000 from three individuals based on subscription agreements with the company for which the company issued 2,500,000 shares of its common stock.

11.	LEGAL PROCEEDINGS

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

12.	SUBSEQUENT EVENTS

In April 2020, the company received $10,500 from a non-affiliate individual for the exercise of a warrant for 150,000 shares of the company’s common stock.

In April 2020, the company received $63,000 from a non-affiliate individual for the exercise of an option for 900,000 shares of the company’s common stock.

In April 2020, the company received $532,000 from three non-affiliate individuals for subscription agreements to purchase the company’s common stock for $0.30 a share.

Effective March 4, 2020, Applied Energetics, Inc. entered into the Phase I Small Business Technology Transfer (STTR) contract referred to in its prior Current Report on Form 8-K filed on January 6, 2020 with the United States Army. The contract is for the development of Standoff Electronic Denial systems. Phase I is to be completed within the first 90 days. The company will collaborate with the Laser Plasma Laboratory (LPL) at the University of Central Florida (UCF) in performing its research under the contract. The total contract amount for Phase I is $165,920. On April 20, 2020, we received $66,367.91 based on this contract with the Army.

On April 28, 2020, we received proceeds from a Small Business Administration Paycheck Protection Program loan of $132,760.00.

The company’s management has evaluated subsequent events occurring after March 31, 2020, the date of our most recent balance sheet, through the date our financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts and can be identified by the use of forward-looking words such as “may”, “believe”, “will”, “would”, “could”, “should”, “expect”, “project”, “anticipate”, “estimates”, “possible”, “plan”, “strategy”, “target”, “prospect” or “continue” and other similar terms and phrases. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2019. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Technology and Patents

AERG has developed, successfully demonstrated and holds all crucial intellectual property rights to a dynamic Directed Energy technology called Laser Guided Energy (“LGETM”) and Laser Induced Plasma Channel (“LIPCTM”). LGE and LIPC are technologies that can be used in a new generation of high-tech weapons. The Department of Defense (DOD) previously recognized two key types of Directed Energy Weapon (“DEW”) technologies, High Energy Lasers (“HEL”), and High-Power Microwave (“HPM”). Neither HEL nor HPM is owned by a single entity. The DOD then designated a third DEW technology, LGE. Applied Energetics’s LGE and LIPC technologies are wholly owned by Applied Energetics and patent protected with 26 current patents and an additional 11 Government Sensitive Patent Applications (“GSPA”). These GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights.

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

As Applied Energetics moves toward the future, our corporate strategic roadmap builds upon the significant value of the company’s USP capabilities and key intellectual property, including LGE and LIPC, to offer our prospective partners, co-developers and system integrators a variety of next-generation Ultra Short-Pulse and frequency-agile optical sources to address numerous challenges within the military, medical device, and advanced manufacturing market sectors.

Key Relationships and Business Development

Gregory Quarles joined Applied Energetics, to serve as its Chief Executive Officer and a member of the board of directors, effective May 6, 2019. He leads the company in its development of next generation advanced defense technologies based on ultra-short pulse and laser guided energy. Dr. Quarles is an experienced CEO, board member and renowned physicist with over 30 years of experience driving cutting-edge laser, optics, and photonics technology development and operations within advanced industrial companies. Additionally, Dr. Quarles is a globally recognized leader for his strategic partnerships with the Department of Defense and his innovative work in the progression of global materials research, specifically developing new laser devices for a variety of military, medical, and industrial applications.

AERG previously entered into Teaming and Consulting Agreements with (i) Applied Optical Sciences, Inc. (“AOS”) and (ii) Stephen W. McCahon, Ph.D., one of the company’s founders, a significant stockholder of the company and owner of AOS, who was primarily responsible for development of the company’s existing intellectual property portfolio. These agreements are now superseded by a Consulting Agreement, dated as of May 24, 2019, with SWM Consulting, LLC, an entity owned by Dr McCahon, and the purchase of related assets from AOS through an Asset Purchase Agreement of the same date. We purchased the lab equipment and took over the lease of AOS’s laboratory under the Asset Purchase Agreement. This gives us the technical and industry knowhow to utilize the company’s intellectual property in the development of a next generation of Ultra-Short Pulse Lasers (“Advanced Ultra-Short Pulse Lasers” or “AUSP Lasers”). Dr. McCahon works closely with Dr. Quarles on the company’s research and development activities and in the proposal and fulfillment of research and development contracts for branches of the Department of Defense, agencies of the federal government and other defense contractors and in other research and development activities relating to lasers and advanced optical sources.

The Consulting Agreement provides for Mr. McCahon’s continued service to the company through SWM Consulting, LLC for compensation consisting partly of cash of $180,000 for the first year and $250,000 during each of the second and third years of the term. In addition, the parties acknowledged that the company previously issued to Mr. McCahon, 20,000,000 shares of common stock, per the terms of a Consulting Agreement, dated as of February 23, 2016, and a Common Stock Subscription Agreement, dated as of February 24, 2016. The company believed it may have had claims for the return or cancellation of some or all of these 20,000,000 shares and agreed to let the Consultant retain them in exchange for the company’s agreement to repurchase 5,000,000 of them at a price of $0.06 per shares, in alignment with recent equity offerings conducted by the company. The 5,000,000-share repurchase is to be completed within 30 days of completing an equity offering. 5,000,000 of the remaining 15,000,000 shares are subject to a lock-up and are to be released pro rata each month during the term of the agreement which may be accelerated in the event of termination other than for cause or a change in control. The agreement also calls for reimbursement of accountable expenses.

In exchange for such compensation, McCahon and SWM Consulting lead Applied Energetics’ scientific efforts including: leading the scientific team, developing new intellectual property, assisting with business development, transferring legacy knowledge to new team, recruit & train talent, work with executives on corporate strategy, assist in budget development for R&D, meet with clients on technical concepts, attend conferences, and produce thought leadership for the company.

The term of the SWM Consulting Agreement began on June 1, 2019 and extends for a period of 36 months thereafter. The agreement may be terminated by either party for “cause” as defined in the agreement. In the event the company terminates without cause, it must continue to pay the cash compensation for up to 24 months from June 1, 2019 or three months from date of termination whichever is later.

Also effective May 24, 2019 and in connection with the entry into the Consulting Agreement described above, Applied Energetics, Inc. entered into an Asset Purchase Agreement with Applied Optical Sciences, Inc. (“AOS”), an Arizona corporation of which Stephen W. McCahon is the majority stockholder.

The Asset Purchase Agreement provided for purchase of specified assets from AOS, including principally intellectual property, contracts and equipment in exchange for consideration consisting of (i) cash in the amount of $2,500,000.00, payable in the form of a Promissory Note, secured by the assets, to be issued upon the Closing Date and (ii) warrants to purchase up to 2,500,000 shares of Applied Energetics’ common stock at an exercise price of $0.06 per share. The purchase of the assets under the Asset Purchase Agreement closed on July 10, 2019.

We have also reorganized the company’s Scientific Advisory Board and, effective April 30, 2019, AERG entered into a Scientific Advisory Board Agreement with Charles Hale. This agreement provides for Mr. Hale’s service on the Scientific Advisory Board for compensation consisting of a non-qualified stock option to purchase 1,500,000 shares of Company’s common stock at an exercise price equal to $0.369 per share. The option is subject to vesting annually over three years with the first installment twelve months from the date of the agreement. The option expires ten (10) years from the date of the Agreement. Prior to entering into the agreement, Applied Energetics and Mr. Hale agreed that he would forfeit options to purchase 1,500,000 shares at an exercise price of $0.25 per share which had been granted under his prior Consulting Agreement.

On July 16, 2018, AERG entered into a Master Services Agreement with Westpark Advisors, LLC to assist the company in launching its comprehensive sales and marketing strategy for the greater Washington DC area and broader Department of Defense markets. Westpark Advisors focuses on the company’s next generation USP laser technologies, along with Laser Guided Energy and the company’s other novel laser technologies and is to provide business development, program management and strategy consulting services, including sales and marketing of the company’s product line. Westpark Advisors’ Managing Director, Patrick Williams provides full-time support to the company under this agreement.

Effective February 15, 2019, AERG entered into a Consulting and Advisory Services Agreement with WCCventures, LLC whereby WCC provides advice and guidance to management including business strategy, marketing and capital needs.

Effective February 15, 2019, AERG also retained corporate communications firm Cameron Associates (“CA”), to provide investor relations services on behalf of the company including counseling management on appropriate investor communications, preparing and distributing press releases and other public documents, orchestrating conference calls and responding to investor inquiries. CA and its principal, Kevin McGrath, worked closely with AERG as investor relations consultants starting from the company’s inception in 2004 through 2011.

Effective April 29, 2019, AERG. established its Board of Advisors and appointed Christopher Donaghey as its first member. Chris Donaghey currently serves as the senior vice president and head of corporate development for Science Applications International Corporation (“SAIC”), a $6.5 billion revenue defense and government agency technology integrator. As an executive of SAIC, Donaghey works closely with SAIC’s senior management to support the development and implementation of SAIC’s strategic plan with an emphasis on M&A to complement organic growth strategies and value creation. In his role on Applied Energetics’ Board of Advisors, Mr. Donaghey has significant input into the strategic direction of the company and provides assistance in building lasting relationships in our defense markets.

Recent Developments

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

Multiple proposals have been submitted to various government agencies in 2019 and 2020. Due to the closures of multiple agencies and work-from-home orders across various regions of the United States, we anticipate that reviews and funding decisions on these proposals might be delayed longer than anticipated as resources are focused on other matters within the government.

On January 23, 2019, the Delaware Court of Chancery issued a Memorandum Opinion, granting the company a preliminary injunction, in our litigation against George Farley, Applied Energetics’s former CEO and AnneMarieCo LLC (“AMC”), prohibiting Mr. Farley and AMC from selling their 25 million shares of the company’s common stock, which the company alleges were improperly issued. In granting the preliminary injunction, the Court found that the company met “its considerable burden” of demonstrating it was likely to win its lawsuit against Mr. Farley and AMC. In its Memorandum Opinion, the court also required that the company post additional bond money, bringing the total cash collateral for the surety agreement to $582,377.26, which the company has done. On September 26, 2019, the company filed a motion for partial summary judgment concerning the issuance of company stock to Mr. Farley without having been authorized by a quorum of the board of directors. Following assignment of a new vice chancellor in the case, we are now awaiting a July 20, 2020 trial date based on the Delaware Chancery’s January 29, 2020 scheduling order. We cannot be certain whether the recent outbreak of the Covid-19 Coronavirus will affect the timing of the trial. For a more detailed discussion of this litigation, see “Legal Proceedings” elsewhere in this Form 10-Q.

Path Forward

Our goal on the AERG Strategic Plan is to increase the energy, peak power and frequency agility of USP optical sources while decreasing the size, weight, and cost of these systems. We expect to develop this breadth of very high peak power USP lasers and additional optical sources that have a very broad range of applicability for threat disruption for the Department of Defense, commercial, and medical applications. Although the historical market for AERG’s LGE and USP technology is the U.S. Government, the USP technologies are expected to provide numerous platforms for commercial manufacturing and medical markets, creating a substantially larger market for our products to address.

The ongoing Coronavirus pandemic presents unique risks and uncertainties that may alter or otherwise affect our path forward. Our management continues to monitor the possible effects of the Coronavirus pandemic on the execution of our plan of operations, our prospective contracts, and the availability of financing to fund our plans going forward.

AERG’s immediate priorities going forward include the following:

●	Support R&D efforts: AUSP, LGE and LIPC are rapidly expanding technologies and the cornerstone to AERG’s future. These are the key areas of our R&D focus for the near term. AERG’s LGE, LIPC and AUSP technologies potentially present many significant opportunities in a variety of rapidly evolving areas.
●	Focus on Business Development: Since July 2018, AERG has pursued a targeted business development effort to engage both the US government and existing teaming partners and to communicate the value of AERG’s intellectual property and corporate capabilities. The company has engaged Westpark Advisors, LLC as a full-time consultant specifically assigned to this effort in the Virginia and Washington D.C. area. To date, Westpark’s efforts have produced requests for information and many important introductions to potential AERG customers.
●	Build a Solid Executive Management Team: In 2019, we brought in Gregory J. Quarles, Ph.D, to serve as our Chief Executive Officer and a member of the board of directors. We plan to continue to build our management team with highly qualified individuals.
●	Assemble a Highly Specialized Scientific Team: In 2019, we also entered into a Consulting Agreement with SWM Consulting LLC, which is owned by Dr. Stephen McCahon, AERG’s lead scientist, and entered into an Asset Purchase Agreement with Applied Optical Sciences, Inc., of which Dr. McCahon is the majority owner. Dr. McCahon is a cofounder and significant stockholder of Applied Energetics and is highly accomplished in the field of laser technology and recognized in the scientific community. Dr. McCahon is currently in the process of assembling a highly specialized AERG scientific team to further optimize areas of the company’s targeted growth.
●	Expand the Board of Directors: To help facilitate AERG’s expected future corporate growth, the Board of Directors is expected to expand from four to five directors. On May 6, 2019, AERG added Gregory J. Quarles Ph.D to the Board of Directors as our fourth director. Additionally, effective April 29, 2019, we established a Board of Advisors and appointed Christopher Donaghey as its first member.
●	Opportunities Through M&A: AERG’s management and Board of Directors intend to pursue strategic corporate acquisitions in related fields and technology.
●	Funding for Future Growth: AERG is currently pursuing several avenues to bring institutional sponsorship to help fund the next two years of corporate and R&D growth.

Through our analysis of the market, and in discussions with potential customers, we would also conclude that customers are becoming more receptive and interested in directed energy technologies. According to the Department of Defense fiscal 2019 budget, its directed energy spending grew from approximately $500 million in 2017 to over $1 billion in 2019, an increase of 100%. The 2020 budget reflects expected directed energy spending of $1.2 billion, an additional increase of 20% over 2019, and from 2017 through 2020, the directed energy budget grew from approximately $500 million to approximately $1.2 billion, averaging approximately 40% per year. As a result, we continue to be even more optimistic about our future and the growing opportunities in directed energy applications. With our existing patent portfolio, and through further advancements of our technologies, we believe there is an opportunity for us to become a significant and successful developer in the marketplace.

Market for Our Technology

Directed Energy Weapons

Directed energy weapon system means military action involving the use of directed energy to incapacitate, damage, or destroy enemy equipment, facilities, and assets. Previous to LGE, the only two viable directed energy weapon systems were High Energy Laser (HEL), which uses heat to burn targets and High Power Radio Frequency (HP-RF), weapons that use electromagnetic energy at specific frequencies to disable electronic systems.

HEL and HP-RF directed energy technologies have been under development for decades with numerous DoD and other government contractors participating. The unique attributes of directed energy weapon systems —the ability to create precise effects against multiple targets near-instantaneously and at a very low cost per shot—have great potential to help the DoD in addressing future warfare requirements. The DoD invests research and development dollars into directed energy solutions to fill gaps identified by warfighters. For example, in future conflicts with capable enemies possessing large inventories of guided missiles, it may be operationally risky and cost-prohibitive for the U.S. military to continue to rely exclusively on a limited number of kinetic missile interceptors. Such a “missile competition” could allow an adversary to impose costs on U.S. forces by compelling them to intercept each incoming missile with far more expensive kinetic munitions. The DoD has made significant leaps in both performance and maturity as a result of many years of research.

Laser Guided Energy

AERG’s Patented LGE weapon technology works via wireless electrical energy transmission through the atmosphere, to disable vehicles and other threats to our security. AERG has developed the underlying technologies that allow a user to precisely control where the directed energy goes in direction, range, and magnitude. AERG’s LGE technologies are combined to create “laser filaments” as the laser passes through the atmosphere. The filaments in turn create Laser Induced Plasma Channels (“LIPC”) which enable the transmission of electrical energy.

Our development of LGE has led to a third directed energy technology creating a generational opportunity for a completely new weapon system development. The Company uniquely owns the critical intellectual property for LGE. The unique properties and demonstrated target effects of LGE allow for mission areas and applications that are not accessible to either HEL or RF directed energy. Therefore, LGE fills numerous requirements in the urban and asymmetric warfare environment. There is a very broad range of targets and effects that LGE addresses that are uniquely different from HEL and RF directed energy and therefore we do not compete directly within those application spaces.

Results of Operations

Comparison of Operations for the Three Months Ended March 31, 2020 and 2019:

	2020	2019
Revenue	$10,000	$-
General and administrative	(1,090,418)	(456,719)
Selling and marketing	(81,686)	(52,335)
Research and development	(57,480)	(72,661)
Other income	15,832	-
Interest (expense)	(61,339)	(4,440)

Net loss	$(1,265,091)	$(586,155)

Revenue

Revenue increased $10,000 to $10,000 for the three months ended March 31, 2020 compared to $-0- for the three months ended March 31, 2019 based on a contract we acquired in the purchase of Applied Optical Sciences.

General and Administrative

General and administrative expenses increased approximately $633,000 to $1,090,000 for the three months ended March 31, 2020 compared to $457,000 for the three months ended March 31, 2019 primarily due to the increase of $504,000 of professional expenses, an increase in salaries and employee benefits of $78,000, an increase in travel expense of $18,000, an increase in supplies and insurance expense of $18,000, an increase in building costs of $13,000, and an increase in franchise tax of $2,000.

Selling and Marketing

Selling and marketing expenses increased approximately $30,000 to $82,000 for the three months ended March 31, 2020 compared to $52,000 for the three months ended March 31, 2019 primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as the addition of other consultants in this field.

Research and Development

Research and development expenses decreased approximately $15,000 to $57,000 for the three months ended March 31, 2020 compared to $73,000 for the three months ended March 31, 2019 primarily due to the allocation of part of management’s pay from research and development to consulting expense.

Other Income

Other income increased approximately $16,000 to $16,000 for the three months ended March 31, 2020 compared to $-0- for the three months ended March 31, 2019 to reflect the income from time and effort expenses on the subcontract to the Missile Defense Agency (thru AlionSciences) as a subject matter expert on a series of program reviews.

Interest Expense

Interest expense increased approximately $57,000 to $61,000 for the three months ended March 31, 2020 compared to $4,000 for the three months ended March 31, 2019 primarily due to increased levels of debt.

Net Loss

Our operations for the three months ended March 31, 2020 resulted in a net loss of approximately $1,265,000, an increase of approximately $679,000 compared to the approximately $586,000 net loss for the three months ended March 31, 2019 primarily due to an increase in professional fees, an increase in salaries and employee benefits, an increase in selling and marketing, an increase in supplies and insurance expense and an increase in interest expense offset by a decrease in research and development costs,.

Liquidity and Capital Resources

At March 31, 2020, we had approximately $296,000 of cash and cash equivalents, an increase of approximately $208,000 from December 31, 2019. During the first three months of 2020, the net cash outflow from operating activities was approximately $787,000. This amount was comprised primarily of our net loss of $1,265,000, an increase in prepaid expenses and deposits of $86,000, a decrease in accounts payable of $178,000, a decrease in accrued expenses and compensation of $21,000, partially offset by noncash stock based compensation of $440,000, amortization of future compensation payable of $208,000, an increase in accrued interest of $61,000, amortization of prepaid expenses of $39,000, depreciation and amortization of $4,000 and a decrease in accounts receivable of $10,000. Financing activities reflected $1,113,000 in proceeds from issuance of common stock, and proceeds from the exercise of warrants of $2,000, partially offset by repayment on notes payable of $120,000 resulting in net cash inflow of approximately $208,000.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three-months ended March 31, 2020, the company incurred a net loss of approximately $1,265,000, had negative cash flows from operations of $981,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

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

Backlog of Orders

At May 12, 2020, we had a backlog (workload remaining on signed contracts) of approximately $166,000, to be completed within the next twelve months.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of March 31, 2020 are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2020, the company received $45,000 from an individual based on a subscription agreement with the company for which the company issued 150,000 shares of its common stock.

On January 13, 2020, the company received $60,000 from two individuals based on a subscription agreement with the company for which the company issued 200,000 shares of its common stock.

On January 15, 2020, the company received $30,000 from two individuals based on a subscription agreement with the company for which the company issued 100,000 shares of its common stock

On January 22, 2020, the company received $204,000 from an individual based on a subscription agreement with the company for which the company issued 680,000 shares of its common stock.

On January 23, 2020, the company received $204,000 from an individual based on a subscription agreement with the company for which the company issued 680,000 shares of its common stock.

On January 24, 2020, the company received $60,000 from an individual based on a subscription agreement with the company for which the company issued 200,000 shares of its common stock.

On January 30, 2020, the company received $1,750 from an individual based on the exercise of a warrant for which the company issued 25,000 shares of its common stock.

On February 19, 2020, the company received $510,000 from an individual based on a subscription agreement with the company for which the company issued 1,700,000 shares of its common stock.

On April 8, 2020, the company received $10,500 from an individual based on a warrant exercise for which the company issued 150,000 shares of its common stock.

On April 8, 2020, the company received $63,000 from an individual based on an option exercise for which the company issued 900,000 shares of its common stock.

On April 8, 2020, the company received $60,000 from an individual based on a subscription agreement with the company for which the company issued 200,000 shares of its common stock.

On April 23, 2020, the company received $72,000 from an individual based on a subscription agreement with the company for which the company issued 240,000 shares of its common stock.

On April 29, 2020, the company received $400,000 from an individual based on a subscription agreement with the company for which the company issued 1,333,333 shares of its common stock.

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

Date: May 15, 2020