Form 10-Q
period 2020-06-30
APPLIED ENERGETICS, INC.
filed 2020-08-13
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, there were 212,143,146 shares of the issuer's common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$446,976	$88,415
Other receivable	2,879	2,880
Other assets	159,101	52,686
Total current assets	608,956	143,981
Long-term assets
Long-term receivable	582,377	582,377
Property and equipment - net	28,017	36,568
Deferred compensation	1,666,667	2,083,334
Total long-term assets	2,277,061	2,702,279
TOTAL ASSETS	$2,886,017	$2,846,260

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable	$422,015	$472,868
Accrued officer compensation	206,000	206,000
Notes payable including accrued interest of $233,541 at June 30, 2020 and $119,218 at December 31, 2019	3,956,972	3,467,890
Due to related parties	50,000	50,000
Accrued expenses	55,526	23,588
Accrued dividends	48,079	48,079
Deferred revenues	66,368	-
Total current liabilities	4,804,960	4,268,425
Long-term liabilities
Long-term notes payable	1,132,760	1,500,000
Total liabilities	5,937,720	5,768,425

Commitments and contingencies

Stockholders’ (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized; 13,602 shares issued and outstanding at June 30, 2020 and at December 31, 2019	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 212,143,146 and 206,569,063 shares issued and outstanding at June 30, 2020 and at December 31, 2019, respectively	212,143	206,569
Additional paid-in capital	88,412,212	85,907,523
Accumulated deficit	(91,676,072)	(89,036,271)
Total stockholders’ (deficit)	(3,051,703)	(2,922,165)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,886,017	$2,846,260

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,
	2020	2019

Operating expenses
General and administrative	$1,128,324	$610,446
Selling and marketing	71,840	53,999
Research and development	65,317	95,890

Total operating expenses	1,265,481	760,335

Operating loss	(1,265,481)	(760,335)

Other income (expense)
Interest (expense)	(109,229)	(26,485)
Total other (expense)	(109,229)	(26,485)

Net loss	(1,374,710)	(786,820)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(1,383,211)	$(795,321)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	212,319,137	203,814,063

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended June 30,
	2020	2019

Revenue	$10,000	$-
Gross profit	10,000	-

Operating expenses
General and administrative	2,218,744	1,067,165
Selling and marketing	153,526	106,333
Research and development	122,796	168,550

Total operating expenses	2,495,066	1,342,048

Operating loss	(2,485,066)	(1,342,048)

Other income/(expense)
Other income	15,833	-
Interest (expense)	(170,568)	(30,925)
Total other income	(154,735)	(30,925)

Net loss	(2,639,801)	(1,372,973)

Preferred stock dividends	(17,003)	(17,003)

Net loss attributable to common stockholders	$(2,656,804)	$(1,389,976)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	208,765,721	204,006,788

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the six months ended June 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	13,602	$14	206,569,062	$206,569	$85,907,523	$(89,036,271)	$(2,922,165)
Stock-based compensation	-	-	-	-	439,956	-	439,956
Common stock issued on exercise of stock option and warrant	-	-	25,000	25	1,725	-	1,750
Sale of common stock			3,710,000	3,710	1,109,290		1,113,000
Net loss for the quarter ended March 31, 2020	-	-	-	-	-	(1,265,091)	(1,265,091)
Balance as of March 31, 2020	13,602	$14	210,304,062	$210,304	$87,458,494	$(90,301,362)	$(2,632,550)

Stock-based compensation	-	-	-	-	344,430	-	344,430
RSA-based non-cash compensation	-	-	18,750	19	6,508	-	6,527
Common stock issued on exercise of stock option and warrant	-	-	1,050,000	1,050	72,450	-	73,500
Sale of common stock	-	-	1,770,334	1,770	529,330	-	531,100
Cancellation of common stock			(1,000,000)	(1,000)	1,000	-	-
Net loss for the quarter ended June 30, 2020	-	-	-	-	-	(1,374,710)	(1,374,710)
	13,602	$14	212,143,146	$212,143	$88,412,212	$(91,676,072)	$(3,051,703)

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the six months ended June 30, 2019

(Unaudited)

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

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,639,801)	$(1,372,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense	790,913	509,268
Amortization of future compensation payable	416,667	-
Depreciation and amortization	8,551	6,481
Amortization of prepaid expenses	98,183	-
Interest expense	-	30,925
Changes in assets and liabilities:
Accounts receivable	9,888	-
Other receivable	-	60,000
Customer deposits	66,368	-
Prepaids and deposits	(106,422)	(17,871)
Long term receivables - net	-	(141,182)
Accounts payable	(57,097)	(75,200)
Accrued interest	120,568	-
Accrued expenses and compensation	31,939	(377,855)
Net cash used in operating activities	(1,260,243)	(1,378,408)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	132,760	1,150,000
Proceeds from issuance of common stock	1,644,100	150,000
Repayment on notes payable	(233,306)	-
Proceeds from the exercise of stock options and warrants	75,250	-
Net cash provided by financing activities	1,618,804	1,300,000

Net increase (decrease) in cash and cash equivalents	358,561	(78,408)

Cash and cash equivalents, beginning of period	88,415	178,552

Cash and cash equivalents, end of period	$446,976	$100,144

Supplemental Cash Flow Information
Cash paid for interest	$21,869	$1,320
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

1.	BASIS OF PRESENTATION AND GOING CONCERN

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of June 30, 2020 (collectively, "company," "Applied Energetics," "we," "our" or "us"). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six-month period ended June 30, 2020, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements contained in our Annual Report on Form 10-K.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2020, the company incurred a net loss of approximately $2,640,000, had negative cash flows from operations of $1,260,000 and may incur additional future losses due to the reduction in government contract activity. Additionally, as of June 30, 2020, the company had a working capital deficit (current liabilities less current assets) of $4,196,000. These matters raise substantial doubt as to the company’s ability to continue as a going concern. The ongoing COVID-19 pandemic contributes to this uncertainty.

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

LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2020, the company incurred a net loss of approximately $2,640,000, had negative cash flows from operations of approximately $1,260,000 and conducted financing activities yielding $1,644,000 in proceeds from the issuance of common stock, proceeds from notes payable of $133,000, proceeds from the exercise of options and warrants of $75,000, partially offset by payments on notes payable of $233,000 and expects to incur additional future losses due to the reactivation of its business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern unless the company is able to obtain additional financing for its continuing operations. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

As of June 30, 2020, the company had approximately $447,000 in cash and cash equivalents.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Multiple contract proposals have been submitted to various government agencies in 2019 and 2020. Due to the COVID-19-related closures of multiple agencies and work-from-home orders across various regions of the United States, we anticipate that reviews and funding decisions on these proposals might be delayed longer than anticipated as resources are focused on other matters within the government.

REVENUE RECOGNITION

A majority of revenue under long-term government contracts is recorded under the percentage of completion method. Revenue, billable monthly under cost-plus-fixed-fee contracts, is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, subcontractor costs and manufacturing and administrative overhead allowable under the contract. General and administrative expenses allowable under the terms of contracts are allocated per contract, depending on its direct labor and material proportion to total direct labor and material of all contracts. As contracts can extend over one or more accounting periods, revisions in earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. We do not generally provide an allowance for returns from our government customers because our customer agreements do not provide for a right of return.

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

DEFERRED REVENUE

Deferred revenue represents customer deposits on a project

RECENT ACCOUNTING PRONOUNCEMENTS

The company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

2.	SHARE-BASED COMPENSATION

Share-Based Compensation

For the six months ended June 30, 2020 and 2019, share-based compensation expense totaled approximately $791,000 and $509,000, respectively. For the three months ended June 30, 2020 and 2019, share-based compensation expense totaled approximately $351,000 and $272,000, respectively.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table:

	six months ended June 30
	2020	2019
Expected life (years)	N/A	5.50-6.75
Dividend yield	N/A	-
Expected volatility	N/A	232%
Risk free interest rates	N/A	2.47%
Weighted average fair value of options at grant date	N/A	$0.35

For the six months ended June 30, 2020, options to purchase 900,000 shares of common stock were exercised, no options to purchase stock were granted, no options were forfeited or expired, and no restricted stock awards were granted; no restricted stock units were granted, vested or forfeited. At June 30, 2020, options to purchase 30,500,000 shares of common stock were outstanding with a weighted average exercise price of $0.147, a weighted average remaining contract term of approximately 6.1 years with an aggregate intrinsic value of $4,484,000. At June 30, 2020, options to purchase 22,075,000 shares of common stock were exercisable.

As of June 30, 2020, there was approximately $1,259,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately two years.

3.	NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock agreements, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months ended June 30, 2020 and 2019, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Six months ended June 30,
	2020	2019

Options to purchase common shares	30,500,000	32,750,000
Warrants to purchase common shares	3,500,000	950,000
Unvested restricted stock agreements	31,250	68,750
Convertible preferred stock	48,174	44,632

Total potentially dilutive securities	34,079,424	33,813,382

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

4.	DIVIDENDS

Dividends on Preferred Stock are accrued when the amount and kind of dividend is determined and are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock. The holders of shares of Series A Convertible Preferred Stock are entitled to receive dividends at the initial rate of 6.5% of the liquidation preference per share (the "Initial Dividend Rate"), payable, at the option of the corporation, in (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date) provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. If the company fails to pay dividends in the five business days following a dividend payment date (a "Payment Default"), the dividend rate shall immediately and automatically increase to 7.5% of the liquidation preference per share for as long as such Payment Default continues (or return to the Initial Dividend Rate at such time as such Payment Default no longer continues), and if a Payment Default shall occur on two consecutive Dividend Payment Dates, the dividend rate shall immediately and automatically increase to 10% of the Liquidation Preference for as long as such Payment Default continues and shall immediately and automatically return to the Initial Dividend Rate at such time as the Payment Default is no longer continuing.

As of June 30, 2020, we had 13,602 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of June 30, 2020 was approximately $238,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware General Corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year. Our Series A Preferred Stock has a liquidation preference of $25.00 per Share.

5.	OTHER ASSETS

Other assets primarily represents prepaid assets for insurance premiums and deposits with attorneys as well as the current portion of deferred compensation.

6.	LONG TERM RECEIVABLE

In our litigation, the company was required to place a bond with a surety. The company does not have access to these funds and it is out of our control to use them (refer note 11).

7.	DEFERRED COMPENSATION

Deferred compensation represents the remaining amortization of the note payable issued in the acquisition of Applied Optical Sciences.

8.	NOTES PAYABLE

During the six months ended June 30, 2020, the company entered into a premium financing agreement to finance its director and officer insurance policy. The principal is approximately $108,000, with nine monthly payments of $12,498 and an interest rate of 9.7%. The balance at June 30, 2020 is $60,000 included in current notes payable.

On April 28, 2020, the Company entered into a loan agreement with Alliance Bank of Arizona, N.A. for a loan in the amount of $133,000 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”). This loan is evidenced by a promissory note dated April 27, 2020 and matures two years from the disbursement date. This loan bears interest at a rate of 1.00% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. This loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the loan. Upon the occurrence of an event of default, the lender may require immediate repayment of all amounts outstanding under the note.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Following the end of the quarter, in July and August, 2020, we received $4,049,000 in bridge funding pursuant to 10% Convertible Promissory Notes. These notes are convertible into shares of our common stock at a conversion price of $0.30 per share, as negotiated with the holders based on the prevailing market price of the common stock leading up to the issuance of the notes. At any time after October 15, 2020 until July 15, 2021, the date of maturity, (i) each investor may elect to convert these notes into shares of our common stock, at a conversion price of $0.30 per share and (ii) the company may elect to prepay, either in cash or in shares of common stock at a price of $0.30 per share, at the option of the holder, the amount of principal and interest then outstanding under each note. In the event we elect to prepay the notes, we will notify the holders, each of whom will then have five business days to notify the company if they prefer to receive such prepayment in cash or stock. These notes are payable in full at maturity. In lieu of repayment of the principal and interest on the notes at maturity, the Company may elect to convert the amounts due into shares of Common Stock at a price of $0.15 per share.

During the six months ended June 30, 2019, the company received $1,150,000 from eight non-affiliated individuals based on 10% promissory notes. The notes mature September 1, 2019. The notes are accompanied by a Common Stock Purchase Warrant entitling the holder to purchase one share of the company’s common stock, par value $0.001 per share, for each $2.00 of Note principle, at an exercise price of $0.07 per share, for two years from the date of issuance.

The following reconciles notes payable as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Notes payable	$5,175,154	$4,934,329
Accrued interest	233,541	119,218
Payments on notes payable	(318,963)	(85,657)
Total	5,089,732	4,967,890
Less-Notes payable - current	(3,956,972)	(3,467,890)
Notes payable - non-current	$1,132,760	$1,500,000

Of the notes payable at June 30, 2020, $1,099,000 were due September 1, 2019, $1,297,000 were due December 1, 2019, $60,000, payable monthly over eight monthly payments, is due December 12, 2020, $133,000 were due April 28, 2022 and $2,500,000 is payable in $500,000 semi-annual payments is due May 24, 2022. The notes due on September 1, 2019 and December 31, 2019 have an interest rate of 10%, the note due on December 12, 2020 has an interest rate of 9.7%, the note due on April 28, 2022 has an interest rate of 1.0% and the note due on May 24, 2022 has interest rate of 0%. All notes are unsecured and not convertible. Interest expense on these notes was $55,000 for the quarter ended June 30, 2020 and $19,000 for the quarter ended June 30, 2019. Interest expense on these notes was $121,000 for the six months ended June 30, 2020 and $31,000 for the six months ended June 30, 2019. Interest expense includes a $50,000 penalty interest for not making the first $500,000 payment on the note payable for the AOS acquisition.

9.	DUE TO RELATED PARTIES

It came to the board’s attention that on July 31, 2018, our now deceased CEO deposited $50,000 into the company’s account. Although it has been suggested that the funds may have been intended for use toward Mr. Dearmin’s healthcare, the board does not know for certain what the purpose of the funds were or the nature of any intended investment. Accordingly, the board is investigating the appropriate disposition of the funds which will likely be to the estate of Mr. Dearmin. Until such a determination is made, the board does not intend to use these funds for any corporate purpose. For reporting purposes, the company has treated the deposit as a Due to related parties as reported on the balance sheet.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

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

Series A Convertible Preferred Stock, $0.001 par value, 2,000,000 shares authorized; 13,602 shares issued and outstanding at June 30, 2020 and at December 31, 2019.

The $351,000 stock-based compensation for the quarter ended June 30, 2020 was comprised of $177,000 option expense and $167,000 was the amortization of 5,000,000 shares of stock valued at $0.4014 over three years for the acquisition of Applied Optical Sciences as well as the recognition of $7,000 for the restricted stock agreements, partially offset by a reversal of $1,000 for the cancellation of 1,000,000 shares.

On April 8, 2020, the company received $11,000 from an individual based on a warrant exercise for which the company issued 150,000 shares of its common stock.

On April 8, 2020, the company received $63,000 from an individual based on an option exercise for which the company issued 900,000 shares of its common stock.

On April 8, 2020, the company received $60,000 from an individual based on a subscription agreement with the company for which the company issued 200,000 shares of its common stock.

On April 23, 2020, the company received $71,000 from an individual based on a subscription agreement with the company for which the company issued 237,000 shares of its common stock.

On April 29, 2020, the company received $400,000 from an individual based on a subscription agreement with the company for which the company issued 1,333,333 shares of its common stock.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

We have entered into a Mutual Release and Hold Harmless Agreement with a stockholder resolving claims related to the issuance of 1,000,000 shares of our common stock, par value $0.001 per share, to that stockholder, as directed by prior company CEO George Farley, as compensation for valuation services. The shares have been returned and cancelled.

In June 2020, we issued 18,750 shares of common stock based on a restricted stock agreement with a contractor. The closing price of our common stock on grant date was $0.35 a share.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

On July 29, 2019, the Delaware Chancery Court entered a scheduling order which, among other deadlines, rescheduled the trial date to begin on January 21, 2020. However, the judge presiding in the case, Vice Chancellor Montgomery-Reeves, was subsequently appointed and confirmed to the Delaware Supreme Court.

The case was reassigned to Vice Chancellor J. Travis Laster. On January 14, 2020, Vice Chancellor Laster held a scheduling conference. On January 29, 2020, the Delaware Chancery Court entered a scheduling order setting the trial date for July 20, 2020. On June 2, 2020, the Delaware Chancery Court issued a scheduling order setting dates for pre-trial motion practice, hearings and conferences leading up to a trial date of September 21-24, 2020.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

On September 26, 2019, the company filed a motion for partial summary judgment concerning the issuance of company stock to Mr. Farley without having been authorized by a quorum of the board of directors. The previous hearing date of November 20, 2019, was postponed while the case awaited a new judge assignment. The motion was heard on July 23, 2020, by Vice Chancellor Laster.

On August 3, 2020, in our ongoing litigation against George Farley, the company’s former CEO, and AnneMarieCo., LLC, the Chancery Court of the State of Delaware issued an Opinion granting in part and denying in part the company’s Motion for Partial Summary Judgment. The Court granted the company’s motion in the following respect: “Farley could not validly take action as the sole remaining director between February 10, 2016, and March 9, 2018. The stock that he issued to himself is invalid, as is the compensation that he attempted to grant to himself. The shares that he gifted to AnneMarieCo remain invalid, notwithstanding their transfer to AnneMarieCo.” The court denied the motion in all other respects, rejecting the company’s argument that Section 205 of the Delaware General Corporation Law is unavailable for the defendants to petition the court cure the invalidity of the stock and compensation, leaving open the possibility for the court to reinstate the shares and/or compensation in whole or in part under Section 205. The trial is now scheduled for September 21-23, 2020.

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

On May 31, 2020, the United States District Court issued an opinion and order denying in part and granting in part the motion of Stein Riso to dismiss the company’s complaint. The court rejected Stein Riso’s arguments that the allegations in the company’s complaint did not adequately allege Stein Riso committed malpractice and aided and abetted breaches of fiduciary duties by George Farley, the company’s former CEO and the defendant in a related action in the Delaware Chancery Court. The court dismissed a separate cause of action which the company had pled for “rescission and restitution” for Stein Riso’s alleged violations of the New York Rules of Professional Conduct, finding it was “duplicative” of our professional malpractice cause of action. The court also dismissed the company’s cause of action against Stein Riso for securities fraud.

On June 25, 2020, the United States District Court issued a civil case management plan and scheduling order. On July 24, 2020, the company filed a motion to amend its complaint to add Dennis Stein and Ivan Dreyer, individual attorneys at Stein Riso, as defendants. The United States District Court has ordered the parties to appear at a mediation on August 13, 2020.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

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

We may, from time to time, be involved in legal proceedings arising from the normal course of business.

12.	SUBSEQUENT EVENTS

Following the end of the quarter, in July and August, 2020, we received $4,049,000 in bridge funding pursuant to 10% Convertible Promissory Notes. These notes are convertible into shares of our common stock at a conversion price of $0.30 per share, as negotiated with the holders based on the prevailing market price of the common stock leading up to the issuance of the notes. At any time after October 15, 2020 until July 15, 2021, the date of maturity, (i) each investor may elect to convert these notes into shares of our common stock, at a conversion price of $0.30 per share and (ii) the company may elect to prepay, either in cash or in shares of common stock at a price of $0.30 per share, at the option of the holder, the amount of principal and interest then outstanding under each note. In the event we elect to prepay the notes, we will notify the holders, each of whom will then have five business days to notify the company if they prefer to receive such prepayment in cash or stock. These notes are payable in full at maturity. In lieu of repayment of the principal and interest on the notes at maturity, the Company may elect to convert the amounts due into shares of Common Stock at a price of $0.15 per share.

The company’s management has evaluated subsequent events occurring after June 30, 2020, the date of our most recent balance sheet, through the date our financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

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

Applied Energetics technology is vastly different from conventional directed energy weapons, i.e. HEL, and HPM. LGE uses Ultra-Short Pulse (USP) laser technology to combine the speed and precision of lasers with the overwhelming impact on targeted threats with high-voltage electricity. This unique directed energy solution allows extremely high peak power and energy, with target and effects tenability, and is effective against a wide variety of potential targets. A key element of LGE is its novel ability to offer selectable and tunable properties that can help protect non-combatants and combat zone infrastructure.

As Applied Energetics moves toward the future, our corporate strategic roadmap builds upon the significant value of the company’s USP capabilities and key intellectual property, including LGE and LIPC, to offer our prospective partners, co-developers and system integrators a variety of next-generation Ultra Short-Pulse and frequency-agile optical sources from the ultraviolet to the far infrared portion of the electromagnetic spectrum to address numerous challenges within the military, medical device, and advanced manufacturing market sectors.

Key Relationships and Business Development

Gregory Quarles joined Applied Energetics, to serve as its Chief Executive Officer and a member of the board of directors, effective May 6, 2019. He leads the company in its development of next generation advanced defense technologies based on compact ultra-short pulse optical systems and laser guided energy. Dr. Quarles is an experienced CEO, board member and renowned physicist with over 30 years of experience driving cutting-edge laser, optics, and photonics technology development and operations within advanced industrial companies. Additionally, Dr. Quarles is a globally recognized leader for his strategic partnerships with the Department of Defense and his innovative work in the progression of global materials research, specifically developing new laser and integrated photonic devices for a variety of military, medical, and industrial applications.

Pursuant to a Consulting Agreement, dated as of May 24, 2019, with SWM Consulting, LLC, an entity owned by Stephen W. McCahon. Dr. McCahon serves as our Chief Scientist. This relationship gives us the technical and industry knowhow to utilize the company’s intellectual property in the development of a next generation of Ultra-Short Pulse Lasers. The Consulting Agreement provides for a combination of cash and equity compensation, as we have previously disclosed, for which Dr. McCahon leads Applied Energetics’ scientific efforts including: leading the scientific team, developing new intellectual property, assisting with business development, transferring legacy knowledge to new team members, recruiting and training talent, working with executives on corporate strategy, assisting in budget development for R&D, meeting with clients on technical concepts, attending conferences, and producing thought leadership for the company. Dr. McCahon works closely with Dr. Quarles on the company’s research and development activities and in the proposal and fulfilment of research and development contracts for branches of the Department of Defense, agencies of the federal government and other defense contractors and in other internal research and development activities relating to lasers and advanced optical sources.

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

Pursuant to our July 16, 2018, Master Services Agreement, Westpark Advisors, LLC assists the company in its comprehensive sales and marketing strategy for the greater Washington DC area and broader Department of Defense markets. Westpark Advisors focuses on the company’s next generation USP laser technologies, along with Laser Guided Energy and the company’s other novel laser technologies and is to provide business development, program management and strategy consulting services, including sales and marketing of the company’s product line. Westpark Advisors’ Managing Director, Patrick Williams provides full-time support to the company under this agreement.

Under our February 15, 2019, Consulting and Advisory Services Agreement, WCCventures, LLC provides advice and guidance to management including business strategy, marketing and capital needs.

AERG also retains corporate communications firm Cameron Associates (“CA”), to provide investor relations services on behalf of the company including counselling, management on appropriate investor communications, preparing and distributing press releases and other public documents, orchestrating conference calls and responding to investor inquiries.

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

Recent Developments

As of March 4, 2020, AERG executed a contract agreement having a value of $165,919.77 with the US Army under their STTR program for a 90-day Phase 1 research program to investigate Standoff Electronic Denial systems using ultrashort pulse lasers. The Army anticipates funding one (1) STTR Phase II for each of seven (7) “special topics” and Phase II contracts are limited to a maximum of $1,100,000 over a period between 6 and 18 months. Sequential/Subsequent Phase II funding, as well as non-SBIR/STTR funding, may also be available. The final report for this Phase I contract was submitted on July 3, 2020 and the US Army subsequently accepted the Phase I Final Report and invited AERG to participate in the Phase II process through the submission of a Phase II proposal no later than August 11, 2020. The Applied Energetics Phase II STTR proposal was submitted and accepted on August 10, 2020, and we await the review of this proposed technological advance for the US Army Standoff Electronic Denial topic.

On April 28, 2020 AERG was awarded a loan for $132,760 through the Small Business Administration (SBA) Paycheck Protection Program (PPP). The terms of this loan were twenty four months with a 1% annual interest rate. These funds were issued to cover payroll costs over 8 weeks of May and June 2020. Through the utilization of this PPP loan, AERG was able to keep all employees fully engaged during these two months of the pandemic. Our strategy is to follow the guidelines set forth by the SBA on the PPP program which will allow AERG to apply for a waiver of the loan because of this full employment retention, and have the loan convert to a grant.

Multiple proposals have been submitted to various government agencies in 2019 and 2020. Due to the closures of multiple agencies and work-from-home orders across various regions of the United States, we anticipate that reviews and funding decisions on these proposals might be delayed longer than anticipated as resources are focused on other matters within the government.

On August 3, 2020, in our ongoing litigation against George Farley, the company’s former CEO, and AnneMarieCo., LLC, the Chancery Court of the State of Delaware issued an Opinion granting in part and denying in part the company’s Motion for Partial Summary Judgment. The Court granted the company’s motion in the following respect: “Farley could not validly take action as the sole remaining director between February 10, 2016, and March 9, 2018. The stock that he issued to himself is invalid, as is the compensation that he attempted to grant to himself. The shares that he gifted to AnneMarieCo remain invalid, notwithstanding their transfer to AnneMarieCo.” The court denied the motion in all other respects, rejecting the company’s argument that Section 205 of the Delaware General Corporation Law is unavailable for the defendants to petition the court cure the invalidity of the stock and compensation, leaving open the possibility for the court to reinstate the shares and/or compensation in whole or in part under Section 205. Following assignment of a new vice chancellor in the case, we were awaiting a July 20, 2020 trial date based on the Delaware Chancery’s January 29, 2020 scheduling order. However, because of delays due to the Coronavirus, the trial is now scheduled for September 21-23, 2020. We cannot be certain whether the Coronavirus will further affect the timing of the trial. For a more detailed discussion of this litigation, see “Legal Proceedings” elsewhere in this Form 10-Q.

Path Forward

We believe that USP optical sources, LGE and LIPC are the cornerstone to AERG’s future and remain the key areas of our R&D focus for the near term. We plan to continue building our management team with highly qualified individuals, including possibly an additional director. We also intend to recruit additional personnel, including in the areas of R&D, marketing and finance. We have worked to align key innovations with our roadmap to encourage and enable internal filing for a broad, strategic and robust portfolio of IP and continue surveying the literature for acquisitions of parallel IP to that end. We also intend to pursue strategic corporate acquisitions in related fields and technology. We continue our active pursuit of additional debt and equity financing through discussions with investment bankers and private investors.

Our goal on the AERG Strategic Plan is to increase the energy, peak power and frequency agility of USP optical sources while decreasing the size, weight, and cost of these systems. We are in the process of developing this breadth of very high peak power USP lasers and additional optical sources that have a very broad range of applicability for threat disruption for the Department of Defense, commercial, and medical applications. Although the historical market for AERG’s LGE and USP technology is the U.S. Government, the USP technologies are expected to provide numerous platforms for commercial additive and subtractive manufacturing and medical device and imaging markets, creating a substantially larger market for our products to address.

The ongoing Coronavirus Disease 2019 (COVID-19) pandemic does present unique risks and uncertainties that may alter or otherwise affect our path forward. Our management continues to monitor the possible effects of the COVID-19 on the execution of our plan of operations, our prospective contracts, and the availability of financing to fund our strategic and operational plans going forward. Despite these challenges, we have continued to execute our business development plans and to deliver on our government contracts as per the timeline commitments. During the quarter, we submitted multiple proposals and have been engaged in meetings on a daily and weekly basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. Dr. Quarles, our CEO, has traveled to DC on multiple occasions during the quarter, and remains very committed to pursuing this business even in these challenging times. The interest in our technology and applications remains high, and we continue to submit proposals for all appropriate opportunities.

Through our analysis of the market, and in discussions with potential customers, we would also conclude that customers are becoming more receptive and interested in directed energy technologies. According to the Department of Defense fiscal 2019 budget, its directed energy spending grew from approximately $500 million in 2017 to over $1 billion in 2019, an increase of 100%. The 2020 budget reflected directed energy spending of $1.2 billion, an additional increase of 20% over 2019, and from 2017 through 2020, the directed energy budget grew from approximately $500 million to approximately $1.2 billion, averaging approximately 40% per year. As a result, we continue to be even more optimistic about our future and the growing opportunities in directed energy applications. As the US Congress finalizes their Appropriations process for the 2021 budget, the AERG team anticipates a continuation of strong funding for the Directed Energy community. With our existing patent portfolio, and through further advancements of our technologies, we believe we have the substantial building blocks needed to become a significant and successful developer in our marketplace.

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

Results of Operations

Comparison of Operations for the Three Months Ended June 30, 2020 and 2019:

	2020	2019
General and administrative	$(1,128,324)	$(610,446)
Selling and marketing	(71,840)	(53,999)
Research and development	(65,317)	(95,890)
Interest (expense)	(109,229)	(26,485)

Net loss	$(1,374,710)	$(786,820)

General and Administrative

General and administrative expenses increased approximately $518,000 to $1,128,000 for the three months ended June 30, 2020 compared to $610,000 for the three months ended June 30, 2019 primarily due to the increase of $475,000 of professional expenses, an increase in building costs of $28,000 and an increase in salaries and employee benefits of $15,000.

Selling and Marketing

Selling and marketing expenses increased approximately $18,000 to $72,000 for the three months ended June 30, 2020 compared to $54,000 for the three months ended June 30, 2019 primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as the addition of other consultants in this field.

Research and Development

Research and development expenses decreased approximately $31,000 to $65,000 for the three months ended June 30, 2020 compared to $96,000 for the three months ended June 30, 2019 primarily due to the allocation of part of management’s pay from research and development to consulting expense.

Interest Expense

Interest expense increased approximately $83,000 to $109,000 for the three months ended June 30, 2020 compared to $26,000 for the three months ended June 30, 2019 primarily due to increased levels of debt as well as the $50,000 penalty interest on the note payable for the AOS acquisition.

Net Loss

Our operations for the three months ended June 30, 2020 resulted in a net loss of approximately $1,375,000, an increase of approximately $588,000 compared to the approximately $787,000 net loss for the three months ended June 30, 2019 primarily due to an increase in professional fees, an increase in building costs, an increase in salaries and employee benefits, an increase in selling and marketing and an increase in interest expense offset by a decrease in research and development costs.

Comparison of Operations for the Six Months Ended June 30, 2020 and 2019:

	2020	2019
Revenue	$10,000	$-
General and administrative	$(2,218,744)	$(1,067,165)
Selling and marketing	(153,526)	(106,333)
Research and development	(122,796)	(168,550)
Other income	15,833	-
Interest (expense)	(170,568)	(30,925)

Net loss	$(2,639,801)	$(1,372,973)

Revenue

Revenue increased $10,000 to $10,000 for the six months ended June 30, 2020 compared to $-0- for the six months ended June 30, 2019 based on a contract we acquired in the purchase of Applied Optical Sciences.

General and Administrative

General and administrative expenses increased approximately $1,152,000 to $2,219,000 for the six months ended June 30, 2020 compared to $1,067,000 for the six months ended June 30, 2019 primarily due to the increase of $979,000 of professional expenses, an increase in salaries and employee benefits of $94,000, an increase in building costs of $42,000, an increase in travel expense of $18,000 and an increase in supplies and insurance expense of $14,000.

Selling and Marketing

Selling and marketing expenses increased approximately $47,000 to $154,000 for the six months ended June 30, 2020 compared to $106,000 for the six months ended June 30, 2019 primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as the addition of other consultants in this field.

Research and Development

Research and development expenses decreased approximately $46,000 to $123,000 for the six months ended June 30, 2020 compared to $169,000 for the six months ended June 30, 2019 primarily due to the allocation of part of management’s pay from research and development to consulting expense.

Other Income

Other income increased approximately $16,000 to $16,000 for the six months ended June 30, 2020 compared to $-0- for the six months ended June 30, 2019 to reflect the income from time and effort expenses on the subcontract to the Missile Defense Agency (thru AlionSciences) as a subject matter expert on a series of program reviews.

Interest Expense

Interest expense increased approximately $140,000 to $171,000 for the six months ended June 30, 2020 compared to $31,000 for the six months ended June 30, 2019 primarily due to increased levels of debt as well as the $50,000 penalty interest on the note payable for the AOS acquisition.

Net Loss

Our operations for the six months ended June 30, 2020 resulted in a net loss of approximately $2,640,000, an increase of approximately $1,267,000 compared to the approximately $1,373,000 net loss for the six months ended June 30, 2019 primarily due to an increase in professional fees, an increase in salaries and employee benefits, an increase in selling and marketing, an increase in supplies and insurance expense and an increase in interest expense offset by a decrease in research and development costs and an increase in other income.

Liquidity and Capital Resources

At June 30, 2020, we had approximately $447,000 of cash and cash equivalents, an increase of approximately $359,000 from December 31, 2019. During the first six months of 2020, the net cash outflow from operating activities was approximately $1,260,000. This amount was comprised primarily of our net loss of $2,640,000, an increase in prepaid expenses and deposits of $106,000, a decrease in accounts payable of $57,000, partially offset by noncash stock based compensation of $791,000, amortization of future compensation payable of $417,000, an increase in accrued interest of $121,000, amortization of prepaid expenses of $98,000, an increase in customer deposits of $66,000, an increase in accrued expenses and compensation of $32,000, a decrease in accounts receivable of $10,000 and depreciation and amortization of $9,000. Financing activities reflected $1,644,000 in proceeds from issuance of common stock, $133,000 in proceeds from notes payable and proceeds from the exercise of warrants and options of $75,000, partially offset by the repayment on notes payable of $233,000 resulting in net cash inflow of approximately $359,000.

Following the end of the quarter, in July and August, 2020, we received $4,049,000 in bridge funding pursuant to 10% Convertible Promissory Notes. These notes are convertible into shares of our common stock at a conversion price of $0.30 per share, as negotiated with the holders based on the prevailing market price of the common stock leading up to the issuance of the notes. At any time after October 15, 2020 until July 15, 2021, the date of maturity, (i) each investor may elect to convert these notes into shares of our common stock, at a conversion price of $0.30 per share and (ii) the company may elect to prepay, either in cash or in shares of common stock at a price of $0.30 per share, at the option of the holder, the amount of principal and interest then outstanding under each note. In the event we elect to prepay the notes, we will notify the holders, each of whom will then have five business days to notify the company if they prefer to receive such prepayment in cash or stock. These notes are payable in full at maturity. In lieu of repayment of the principal and interest on the notes at maturity, the Company may elect to convert the amounts due into shares of Common Stock at a price of $0.15 per share.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six-months ended June 30, 2020, the company incurred a net loss of approximately $2,640,000, had negative cash flows from operations of $1,260,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of June 30, 2020 are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On July 29, 2019, the Delaware Chancery Court entered a scheduling order which, among other deadlines, rescheduled the trial date to begin on January 21, 2020. However, the judge presiding in the case, Vice Chancellor Montgomery-Reeves, was subsequently appointed and confirmed to the Delaware Supreme Court.

The case was reassigned to Vice Chancellor J. Travis Laster. On January 14, 2020, Vice Chancellor Laster held a scheduling conference. On January 29, 2020, the Delaware Chancery Court entered a scheduling order setting the trial date for July 20, 2020. On June 2, 2020, the Delaware Chancery Court issued a scheduling order setting dates for pre-trial motion practice, hearings and conferences leading up to a trial date of September 21-24, 2020.

On September 26, 2019, the company filed a motion for partial summary judgment concerning the issuance of company stock to Mr. Farley without having been authorized by a quorum of the board of directors. The previous hearing date of November 20, 2019, was postponed while the case awaited a new judge assignment. The motion was heard on July 23, 2020, by Vice Chancellor Laster.

On August 3, 2020, in our ongoing litigation against George Farley, the company’s former CEO, and AnneMarieCo., LLC, the Chancery Court of the State of Delaware issued an Opinion granting in part and denying in part the company’s Motion for Partial Summary Judgment. The Court granted the company’s motion in the following respect: “Farley could not validly take action as the sole remaining director between February 10, 2016, and March 9, 2018. The stock that he issued to himself is invalid, as is the compensation that he attempted to grant to himself. The shares that he gifted to AnneMarieCo remain invalid, notwithstanding their transfer to AnneMarieCo.” The court denied the motion in all other respects, rejecting the company’s argument that Section 205 of the Delaware General Corporation Law is unavailable for the defendants to petition the court cure the invalidity of the stock and compensation, leaving open the possibility for the court to reinstate the shares and/or compensation in whole or in part under Section 205. The trial is now scheduled for September 21-23, 2020.

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

On May 31, 2020, the United States District Court issued an opinion and order denying in part and granting in part the motion of Stein Riso to dismiss the company’s complaint. The court rejected Stein Riso’s arguments that the allegations in the company’s complaint did not adequately allege Stein Riso committed malpractice and aided and abetted breaches of fiduciary duties by George Farley, the company’s former CEO and the defendant in a related action in the Delaware Chancery Court. The court dismissed a separate cause of action which the company had pled for “rescission and restitution” for Stein Riso’s alleged violations of the New York Rules of Professional Conduct, finding it was “duplicative” of our professional malpractice cause of action. The court also dismissed the company’s cause of action against Stein Riso for securities fraud.

On June 25, 2020, the United States District Court issued a civil case management plan and scheduling order. On July 24, 2020, the company filed a motion to amend its complaint to add two individual attorneys at Stein Riso as defendants. The United States District Court has ordered the parties to appear at a mediation on August 13, 2020.

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

On April 8, 2020, we received $60,000 from an individual based on a subscription agreement with the company for which we issued 200,000 shares of its common stock.

On April 23, 2020, we received $72,000 from an individual based on a subscription agreement with the company for which we issued 240,000 shares of its common stock.

On April 29, 2020, we received $400,000 from an individual based on a subscription agreement with the company for which we issued 1,333,333 shares of its common stock.

In June 2020, we issued 18,750 shares of common stock based on a restricted stock agreement with a contractor.

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

Date: August 12, 2020