Form 10-Q
period 2020-09-30
APPLIED ENERGETICS, INC.
filed 2020-11-16
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, there were 190,546,073 shares of the issuer’s common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,391,208	$88,415
Other receivable	599,110	2,880
Other assets	102,190	52,686
Total current assets	3,092,508	143,981
Long-term assets
Long-term receivable	-	582,377
Property and equipment - net	23,741	36,568
Deferred compensation	1,458,333	2,083,334
Total long-term assets	1,482,074	2,702,279
TOTAL ASSETS	$4,574,582	$2,846,260

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable	$330,039	$472,868
Accrued officer compensation	206,000	206,000
Notes payable including accrued interest of $356,446 at September 30, 2020 and $119,218 at December 31, 2019	7,515,018	3,467,890
Due to related parties	50,000	50,000
Accrued expenses	591,713	23,588
Accrued dividends	48,079	48,079
Total current liabilities	8,740,849	4,268,425
Long-term liabilities
Long-term notes payable net of unamortized debt discount	1,133,324	1,500,000
Total liabilities	9,874,173	5,768,425

Commitments and contingencies

Stockholders’ (deficit)
Series A Convertible Preferred Stock, $.001 par value, 2,000,000 shares authorized; 13,602 shares issued and outstanding at September 30, 2020 and at December 31, 2019	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 207,143,146 and 206,569,063 shares issued and outstanding at September 30, 2020 and at December 31, 2019, respectively	207,143	206,569
Additional paid-in capital	87,672,578	85,907,523
Accumulated deficit	(93,179,326)	(89,036,271)
Total stockholders’ (deficit)	(5,299,591)	(2,922,165)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$4,574,582	$2,846,260

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,
	2020	2019

Revenue	$165,920	$-

Cost of revenue	153,629	-

Gross profit	12,291	-

Operating expenses
General and administrative	1,133,536	2,467,328
Selling and marketing	72,335	52,562
Research and development	84,465	67,670

Total operating expenses	1,290,336	2,587,560

Operating loss	(1,278,045)	(2,587,560)

Other income (expense)
Interest (expense)	(225,210)	(46,783)
Total other (expense)	(225,210)	(46,783)

Net loss	(1,503,255)	(2,634,343)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(1,511,756)	$(2,642,844)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	210,458,363	204,197,396

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended September 30,
	2020	2019

Revenue	$175,920	$-

Cost of revenue	153,630	-

Gross profit	22,290	-

Operating expenses
General and administrative	3,352,280	3,534,493
Selling and marketing	225,861	158,895
Research and development	207,261	236,221

Total operating expenses	3,785,402	3,929,609

Operating loss	(3,763,112)	(3,929,609)

Other income/(expense)
Other income	15,833	-
Interest (expense)	(395,776)	(77,708)
Total other income	(379,943)	(77,708)

Net loss	(4,143,055)	(4,007,317)

Preferred stock dividends	(25,504)	(25,504)

Net loss attributable to common stockholders	$(4,168,559)	$(4,032,821)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	208,341,063	204,006,788

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the nine months ended September 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	13,602	$14	206,569,062	$206,569	$85,907,523	$(89,036,271)	$(2,922,165)
Stock-based compensation	-	-	-	-	439,956	-	439,956
Common stock issued on exercise of stock option and warrant	-	-	25,000	25	1,725	-	1,750
Sale of common stock			3,710,000	3,710	1,109,290		1,113,000
Net loss for the quarter ended March 31, 2020	-	-	-	-	-	(1,265,091)	(1,265,091)
Balance as of March 31, 2020	13,602	$14	210,304,062	$210,304	$87,458,494	$(90,301,362)	$(2,632,550)
Stock-based compensation	-	-	-	-	344,430	-	344,430
RSA-based non-cash compensation	-	-	18,750	19	6,508	-	6,527
Common stock issued on exercise of stock option and warrant	-	-	1,050,000	1,050	72,450	-	73,500
Sale of common stock	-	-	1,770,334	1,770	529,330	-	531,100
Cancellation of common stock	-	-	(1,000,000)	(1,000)	1,000	-	-
Net loss for the quarter ended June 30, 2020	-	-	-	-	-	(1,374,709)	(1,374,709)
Balance as of June 30, 2020	13,602	$14	212,143,146	$212,143	$88,412,212	$(91,676,071)	$(3,051,702)
Stock-based compensation	-	-	-	-	344,033	-	344,033
RSA-based non-cash compensation	-	-	-	-	3,299	-	3,299
Recognize beneficial conversion feature	-	-	-	-	708,034	-	708,034
Accrual of payment in anticipation of settlement	-	-	-	-	(1,500,000)	-	(1,500,000)
Purchase and cancellation of common stock	-	-	(5,000,000)	(5,000)	(295,000)		(300,000)
Net loss for the quarter ended September 30, 2020	-	-	-	-	-	(1,503,255)	(1,503,255)
Balance as of September 30, 2020	13,602	$14	207,143,146	$207,143	$87,672,578	$(93,179,326)	$(5,299,591)

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

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

See accompanying notes to condensed consolidated financial statements (unaudited)

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,143,055)	$(4,007,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense	1,138,244	1,931,790
Shares issued for services	-	5,573
Amortization of beneficial conversion feature’	114,684	-
Depreciation and amortization	12,827	9,722
Amortization of future compensation payable	625,000	203,333
Amortization of prepaid expenses	184,164	-
Interest expense	-	77,708
Changes in assets and liabilities:
Accounts receivable	9,888	57,445
Other receivable	-	-
Inventory	5,930	(5,930)
Prepaids and deposits	(141,421)	5,433
Long term receivables - net	-	(141,182)
Accounts payable	(150,604)	(48,155)
Accrued interest	231,152	-
Accrued expenses and compensation	68,125	(381,833)
Net cash used in operating activities	(2,045,066)	(2,293,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(4,410)
Net cash used in investing activities	-	(4,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,456,760	2,150,000
Proceeds from issuance of common stock	1,644,100	150,000
Repayment on notes payable	(528,251)	(31,576)
Cancellation of Stock	(1,300,000)	-
Proceeds from the exercise of stock options and warrants	75,250	-
Net cash provided by financing activities	4,347,859	2,268,424

Net increase (decrease) in cash and cash equivalents	2,302,793	(29,399)

Cash and cash equivalents, beginning of period	88,415	178,552

Cash and cash equivalents, end of period	$2,391,208	$149,153

Supplemental Cash Flow Information
Cash paid for interest	$53,976	$2,117
Cash paid for taxes	$-	$-
Schedule of Non-Cash Information
Discount on note payable on purchase of Applied Optical Sciences	$-	$2,500,000
Amortization of discount on note payable	$-	$(28,333)
Note payable on purchase of Applied Optical Sciences	$-	$(2,500,000)
Beneficial conversion feature on notes payable	$708,034	$-
Non-cash accrual for payment on settlement	$500,000	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

1. BASIS OF PRESENTATION AND GOING CONCERN

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. as of September 30, 2020 (collectively, “company,” “Applied Energetics,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine-month period ended September 30, 2020, may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2020, the company incurred a net loss of approximately $4,143,000, had negative cash flows from operations of $3,045,000 and may incur additional future losses due to the reduction in government contract activity. Additionally, as of September 30, 2020, the company had a working capital deficit (current liabilities less current assets) of $5,149,000. These matters raise substantial doubt as to the company’s ability to continue as a going concern. The ongoing COVID-19 pandemic contributes to this uncertainty.

In order to improve the company’s liquidity, the company’s management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the company will be successful in its effort to secure additional equity financing.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

LIQUIDITY AND MANAGEMENT’S PLAN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2020, the company incurred a net loss of approximately $4,143,000, had negative cash flows from operations of approximately $2,045,000 and conducted financing activities yielding $1,644,000 in proceeds from the issuance of common stock, proceeds from notes payable of $4,457,000, proceeds from the exercise of options and warrants of $75,000, partially offset by payments on notes payable of $528,000, cancellation of common stock of $1,300,000 and expects to incur additional future losses due to the reactivation of its business activities. These matters raise substantial doubt as to the company’s ability to continue as a going concern unless the company is able to obtain additional financing for its continuing operations. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

As of September 30, 2020, the company had approximately $2,391,000 in cash and cash equivalents.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

REVENUE RECOGNITION

A majority of revenue under long-term government contracts is recorded under the percentage of completion method. The Company anticipates a majority of revenue to come from long-term government contracts recorded under the percentage of completion method. Revenue, billable monthly under cost-plus-fixed-fee contracts, is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, subcontractor costs and manufacturing and administrative overhead allowable under the contract. General and administrative expenses allowable under the terms of contracts are allocated per contract, depending on its direct labor and material proportion to total direct labor and material of all contracts. As contracts can extend over one or more accounting periods, revisions in earnings estimated during the course of work are reflected during the accounting period in which the facts become known. When the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the current period. We do not generally provide an allowance for returns from our government customers because our customer agreements do not provide for a right of return.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

CORRECTIONS OF IMMATERIAL ERROR TO PREVIOUSLY ISSUED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarize the impact of the correction to the prior financial statements

	Three months ended June 30, 2019 (as previously reported)	Adjustments	Three months ended June 30, 2019 (as corrected)
General and administrative	$610,446	$37,511	$647,957
Total operating expenses	760,335	37,511	797,846
Operating loss	(760,335)	(37,511)	(797,846)
Net loss	(786,820)	(37,511)	(824,331)
Net loss attributable to common stockholders	(795,321)	(37,511)	(832,832)
Net loss per common share - basic and diluted	(0.01)	-	(0.01)

	Six months ended June 30, 2019 (as previously reported)	Adjustments	Six months ended June 30, 2019 (as corrected)
General and administrative	$1,067,165	$37,511	$1,104,676
Total operating expenses	1,342,048	37,511	1,379,559
Operating loss	(1,342,048)	(37,511)	(1,379,559)
Net loss	(1,372,973)	(37,511)	(1,410,484)
Net loss attributable to common stockholders	(1,389,976)	(37,511)	(1,427,487)
Net loss per common share - basic and diluted	(0.01)	-	(0.01)

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

	June 30, 2019 (as previously reported)	Adjustments	June 30, 2019 (as corrected)
Common Stock	$204,157		$204,157
Additional paid-in capital	83,294,517	(37,511)	83,257,006
Accumulated deficit	(84,852,906)	(37,511)	(84,890,417)
Total stockholder’ (deficit)	(1,354,232)	(75,022)	(1,429,254)

2.  SHARE-BASED COMPENSATION

Share-Based Compensation

For the nine months ended September 30, 2020 and 2019, share-based compensation expense totaled approximately $1,138,000 and $1,937,000, respectively. For the three months ended September 30, 2020 and 2019, share-based compensation expense totaled approximately $347,000 and $1,428,000, respectively.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes-Merton Option-Pricing Model applying the assumptions in the following table:

	Nine months ended September 30
	2020	2019
Expected life (years)	N/A	5.50-6.75
Dividend yield	N/A	-
Expected volatility	N/A	232%
Risk free interest rates	N/A	2.47%
Weighted average fair value of options at grant date	N/A	$0.34

For the nine months ended September 30, 2020, options to purchase 900,000 shares of common stock were exercised, no options to purchase stock were granted, no options were forfeited or expired, 18,750 shares of restricted stock awards were vested, and no restricted stock awards were granted or forfeited; no restricted stock units were granted, vested or forfeited. At September 30, 2020, options to purchase 32,000,000 shares of common stock were outstanding with a weighted average exercise price of $0.1419, a weighted average remaining contract term of approximately 5.93 years with an aggregate intrinsic value of $6,079,225. At September 30, 2020, options to purchase 23,575,000 shares of common stock were exercisable.

As of September 30, 2020, there was approximately $1,090,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately two years.

3. NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock agreements, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months and nine months ended September 30, 2020 and 2019, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, were as follows:

	Nine months ended September 30,
	2020	2019
Options to purchase common shares	32,000,000	32,900,000
Convertible notes	18,171,912	-
Warrants to purchase common shares	3,500,000	3,575,000
Unvested restricted stock agreements	21,875	-
Convertible preferred stock	48,883	46,049

Total potentially dilutive securities	53,742,670	36,521,049

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

As of September 30, 2020, we had 13,602 shares of our 6.5% Series A Convertible Preferred Stock outstanding. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of September 30, 2020 was approximately $247,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware General Corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year. Our Series A Preferred Stock has a liquidation preference of $25.00 per Share.

5. OTHER RECEIVABLE

In our litigation, the company was required to place a bond with a surety. The company does not have access to these funds and it is out of our control to use them (refer note 11). Based on a September 24, 2020, Settlement Agreement with George P. Farley, its former CEO, and AnneMarieCo, LLC, on October 2, 2020, all the bond funds, plus $13,852 earned interest income, were distributed for the benefit of the company. $500,000 was paid to opposing counsel in anticipation of settlement of purchase of shares from Plaintiff, and the remainder was paid to company counsel for the reduction in company legal fees.

6. OTHER ASSETS

Other assets primarily represents prepaid assets for insurance premiums and deposits with attorneys as well as the current portion of deferred compensation.

7. DEFERRED COMPENSATION

Deferred compensation represents the remaining amortization of the deferred compensation recognized in the acquisition of Applied Optical Sciences.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

8. NOTES PAYABLE

During the quarter ended September 30, 2020, we received $4,324,000 in bridge funding pursuant to 10% Convertible Promissory Notes. Also, during the quarter, notes containing a principal balance of $410,000 with a maturity date of September 1, 2019 and a principal balance of $620,000 with a maturity date of December 1, 2019 were exchanged into this portfolio of notes payable. These notes are convertible into shares of our common stock at a conversion price of $0.30 per share, as negotiated with the holders based on the prevailing market price of the common stock leading up to the issuance of the notes. At any time after October 15, 2020 until July 15, 2021, the date of maturity, (i) each investor may elect to convert these notes into shares of our common stock, at a conversion price of $0.30 per share and (ii) the company may elect to prepay, either in cash or in shares of common stock at a price of $0.30 per share, at the option of the holder, the amount of principal and interest then outstanding under each note. In the event we elect to prepay the notes, we will notify the holders, each of whom will then have five business days to notify the company if they prefer to receive such prepayment in cash or stock. These notes are payable in full at maturity. In lieu of repayment of the principal and interest on the notes at maturity, the Company may elect to convert the amounts due into shares of Common Stock at a price of $0.15 per share.

During the quarter ended March 31, 2020, the company entered into a premium financing agreement to finance its director and officer insurance policy. The principal is approximately $108,000, with nine monthly payments of $12,498 and an interest rate of 9.7%. The balance at September 30, 2020 is $24,000 included in current notes payable.

On April 28, 2020, the Company entered into a loan agreement with Alliance Bank of Arizona, N.A. for a loan in the amount of $133,000 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”). This loan is evidenced by a promissory note dated April 27, 2020 and matures two years from the disbursement date. This loan bears interest at a rate of 1.00% per annum, with the first nine months of interest deferred. Principal and interest are payable monthly commencing nine months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. This loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the loan. Upon the occurrence of an event of default, the lender may require immediate repayment of all amounts outstanding under the note.

During the nine months ended September 30, 2019, the company received $1,150,000 from eight non-affiliated individuals based on 10% promissory notes. The notes mature September 1, 2019. The notes are accompanied by a Common Stock Purchase Warrant entitling the holder to purchase one share of the company’s common stock, par value $0.001 per share, for each $2.00 of Note principle, at an exercise price of $0.07 per share, for two years from the date of issuance. During the quarter ended September 30, 2020, a note with the principal balance of $230,000 plus accrued interest was paid off.

The following reconciles notes payable as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Beginning balance	$4,967,890	$-
Notes payable	4,456,760	4,934,329
Transfer from prepaid	108,064	-
Accrued interest	237,229	119,218
Establish beneficial conversion feature	(708,034)	-
Amortize beneficial conversion feature	114,684	-
Payments on notes payable	(528,251)	(85,657)
Total	8,648,342	4,967,890
Less-Notes payable - current	(7,515,018)	(3,467,890)
Notes payable - non-current	$1,133,324	$1,500,000

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Of the notes payable at September 30, 2020, $830,000 were due September 1, 2019, $1,100,000 were due December 1, 2019, $4,574,000 were due July 15, 2021, $24,000, payable monthly over two monthly payments, is due December 12, 2020, $133,000 were due April 28, 2022 and $2,500,000 is payable in $500,000 semi-annual payments is due May 24, 2022. The notes due on September 1, 2019, December 31, 2019 and July 15, 2021 have an interest rate of 10%, the note due on December 12, 2020 has an interest rate of 9.7%, the note due on April 28, 2022 has an interest rate of 1.0% and the note due on May 24, 2022 has interest rate of 0%. All notes are unsecured.

The notes due September 1, 2019, December 1, 2019, December 12, 2020, April 28, 2022 and May 24, 2022 are not convertible. The notes due July 15, 2021 are convertible. Interest expense on these notes was $239,000 for the quarter ended September 30, 2020 and $47,000 for the quarter ended September 30, 2019. Interest expense on these notes was $409,000 for the nine months ended September 30, 2020 and $78,000 for the nine months ended September 30, 2019. Interest expense for the nine months ended September 30, 2020 includes a $50,000 penalty interest for not making the first $500,000 payment on the note payable for the AOS acquisition.

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

10. ACCRUED EXPENSES

Effective September 24, 2020, Applied Energetics, Inc. entered into a Settlement Agreement with George P. Farley, its former CEO, and AnneMarieCo, LLC (“AMC”) as to which a Stipulation and Final Judgment was entered by the Delaware Court of Chancery on September 28, 2020. Under the agreement, 20,000,000 of the 25,000,000 shares originally issued to Farley (20,000,000 of which were transferred to AMC) were invalidated, the remaining 5,000,000 shares being deemed valid under Section 205 of the Delaware General Corporation Law. The agreement calls for the company to repurchase the remaining 5,000,000 shares at a price of $0.30 per share for an aggregate purchase price of $1,500,000 of which $1,000,000 was paid on September 29, 2020. The $500,000 was added as an accrual in accrued expenses. The agreement also provides for the release of funds in the amount of $582,377.26 securing the bond posted by the company in favor of Farley and AMC in connection with the litigation as previously disclosed. The bond, plus accrued interest of $13,852 was released and returned in October, 2020. The agreement also contains standard mutual general release and confidentiality provisions.

11. STOCKHOLDERS DEFICIT

On January 13, 2020, the company received $45,000 from an individual based on a subscription agreement with the company for which the company issued 150,000 shares of its common stock.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

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

In August 2020, pursuant to a consulting agreement with Stephen W McCahon, the company repurchased 5,000,000 shares of the company’s common stock from Mr. McCahon for $300,000. The shares were removed from outstanding status and were cancelled.

Due to a September 24, 2020 settlement with George Farley and AnneMarieCo, the company paid $1,000,000 to Mr. Farley’s attorney.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

During the quarter ended September 30, 2020, we received $4,324,000 in bridge funding pursuant to 10% Convertible Promissory Notes. Also, during the quarter, notes containing a principal balance of $410,000 with a maturity date of September 1, 2019 and a principal balance of $620,000 with a maturity date of December 1, 2019 were exchanged into this portfolio of notes payable. These notes are convertible into shares of our common stock at a conversion price of $0.30 per share, as negotiated with the holders based on the prevailing market price of the common stock leading up to the issuance of the notes. At any time after October 15, 2020 until July 15, 2021, the date of maturity, (i) each investor may elect to convert these notes into shares of our common stock, at a conversion price of $0.30 per share and (ii) the company may elect to prepay, either in cash or in shares of common stock at a price of $0.30 per share, at the option of the holder, the amount of principal and interest then outstanding under each note. In the event we elect to prepay the notes, we will notify the holders, each of whom will then have five business days to notify the company if they prefer to receive such prepayment in cash or stock. These notes are payable in full at maturity. In lieu of repayment of the principal and interest on the notes at maturity, the Company may elect to convert the amounts due into shares of Common Stock at a price of $0.15 per share. All the notes payable were convertible to common stock at a price less than the closing market price of the company’s common stock, thus creating approximately $708,000 in beneficial conversion feature value, to be amortized over the life of the notes.

Series A Convertible Preferred Stock, $0.001 par value, 2,000,000 shares authorized; 13,602 shares issued and outstanding at September 30, 2020 and at December 31, 2019.

The $344,000 stock-based compensation for the quarter ended September 30, 2020 was comprised of $177,000 option expense and $167,000 was the amortization of 5,000,000 shares of stock valued at $0.4014 over three years for the acquisition of Applied Optical Sciences as well as the recognition of $3,000 for the restricted stock agreements.

12. LEGAL PROCEEDINGS

As previously reported, on July 3, 2018, we commenced a lawsuit in the Court of Chancery of the State of Delaware against the company’s former director and principal executive officer George Farley (“Farley”) and AnneMarieCo LLC (“AMC”). The parties settled the lawsuit via a written settlement agreement dated September 24, 2020. Under the agreement, 20,000,000 of the 25,000,000 shares originally issued to Farley (20,000,000 of which were transferred to AMC) were invalidated, the remaining 5,000,000 shares being deemed valid under Section 205 of the Delaware General Corporation Law. The agreement calls for the company to repurchase the remaining 5,000,000 shares at a price of $0.30 per share for an aggregate purchase price of $1,500,000. The agreement also provided for the release and return to the company of funds in the amount of $582,377.26, plus interest, securing the bond posted by the company in connection with the preliminary injunction issued in the litigation. The agreement also contains standard mutual general release and confidentiality provisions.

In a related matter, on February 8, 2019, the company filed a complaint against Stein Riso Mantel McDonough, LLP (“Stein Riso”), its former counsel, in the United States District Court for the Southern District of New York. The parties settled the lawsuit via a written settlement agreement dated October 2, 2020. Pursuant to the agreement, Stein Riso paid the company three million dollars ($3,000,000) and returned to the company ten million (10,000,000) shares of the company’s common stock, par value $0.001 per share. Stein Riso entered into the Settlement Agreement without any admission of liability. The parties will be filed a Stipulation of Dismissal with Prejudice as to all claims asserted or which could have been asserted in the lawsuit. The agreement also contains standard mutual general release and confidentiality provisions.

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen, counsel for defendants, George Farley and AnneMarie Co. LLC, in the aforesaid Delaware litigation, filed a claim in the District Court for the Southern District of New York against the company its directors, officers, attorneys and a consultant. The action alleges libel, securities fraud and related claims. The company believes that this suit lacks merit and intends to dispute these allegations. The company filed a motion to dismiss the complaint on October 24, 2019. On December 13, 2019, Gusrae Kaplan and Mr. Whalen filed an opposition to the Company’s motion. On January 10, 2020, the company filed a reply brief. The United States District Court has not yet ruled on the motion.

On June 15, 2020, Grace A.C. Dearmin, as the Administrator of the Estate of Thomas Carr Dearmin, filed a cross-complaint, against the company, Mr. Barcklow and company director, Bradford Adamczyk, alleging causes of action against them for Breach of Contract and Conversion. The causes of action against the company allege that the company’s board of directors voted to compensate its former CEO and director, Thomas Dearmin, as reflected in board meeting minutes dated May 11, 2018, and June 25, 2018, but failed to pay compensation owed to Mr. Dearmin. These causes of action further allege that, if incentive milestones of the company’s stock price were reached, Mr. Dearmin’s estate is owed up to 5 million shares of company common stock, or the current monetary value of that stock. The company’s deadline to respond to the cross-complaint is November 17, 2020.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

We may, from time to time, be involved in legal proceedings arising from the normal course of business.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

13. SUBSEQUENT EVENTS

Effective October 2, 2020, Applied Energetics, Inc. entered into a Confidential Settlement Agreement and Release in the litigation involving Stein Riso Mantel McDonough, LLP, (now known as Mantel McDonough Riso, LLP) (“Stein Riso”). Pursuant to the agreement, Stein Riso is to pay the company three million dollars ($3,000,000), and return to the company ten million (10,000,000) shares of the company’s common stock, par value $0.001 per share both of which occurred in October, 2020. Stein Riso entered into the Settlement Agreement without any admission of liability. The parties will be filing a Stipulation of Dismissal with Prejudice as to all claims asserted or which could have been asserted in the lawsuit. The agreement also contains standard mutual general release and confidentiality provisions.

Effective September 24, 2020, Applied Energetics, Inc. entered into a Settlement Agreement with George P. Farley, its former CEO, and AnneMarieCo, LLC (“AMC”) as to which a Stipulation and Final Judgment was entered by the Delaware Court of Chancery on September 28, 2020. Under the agreement, 20,000,000 of the 25,000,000 shares originally issued to Farley (20,000,000 of which were transferred to AMC) were invalidated, the remaining 5,000,000 shares being deemed valid under Section 205 of the Delaware General Corporation Law. The agreement calls for the company to repurchase the remaining 5,000,000 shares at a price of $0.30 per share for an aggregate purchase price of $1,500,000 of which $1,000,000 was paid on September 29, 2020. The agreement also provides for the release of funds in the amount of $582,377.26 securing the bond posted by the company in favor of Farley and AMC in connection with the litigation as previously disclosed. The bond, plus accrued interest of $13,852 was released and returned in October, 2020. The agreement also contains standard mutual general release and confidentiality provisions.

In the first two weeks of October, 2020, we paid off three notes payable with total principal balance of $650,000.

Effective November 5, 2020, the company and the holders agreed to convert all outstanding principal and interest outstanding on its 2020 10% Promissory Notes into shares of the company’s common stock. The notes were converted at a price per share of $0.30, resulting in the issuance to the noteholders of 18,386,174 shares in the aggregate. All of these converting noteholders are accredited, sophisticated investors, and neither the issuance of the notes nor their conversion were in connection with any public offering, pursuant to Section 4(a)(2) of the Securities Act of 1933.

Additionally, as of November 5, 2020, the company repaid all principal of $390,000, plus interest thereon, of the remaining outstanding on its 10% Promissory Notes from 2019.

The company’s management has evaluated subsequent events occurring after September 30, 2020, the date of our most recent balance sheet, through the date our financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the nine months ended September 30, 2020.

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

As Applied Energetics looks toward the future, our corporate strategic roadmap builds upon the significant value of the company’s USP capabilities and key intellectual property, including LGE and LIPC, to offer our prospective partners, co-developers and system integrators a variety of next-generation Ultra Short-Pulse and frequency-agile optical sources from the ultraviolet to the far infrared portion of the electromagnetic spectrum to address numerous challenges within the military, medical device, and advanced manufacturing market sectors.

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

Pursuant to our July 16, 2018, Master Services Agreement, Westpark Advisors, LLC assists the company in its comprehensive sales and marketing strategy for the greater Washington DC area and broader Department of Defense markets. Westpark Advisors focuses on the company’s next generation USP laser technologies, along with Laser Guided Energy and the company’s other novel optical technologies and is to provide business development, program management and strategy consulting services, including sales and marketing of the company’s product line. Westpark Advisors’ Managing Director, Patrick Williams provides full-time support to the company under this agreement.

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

Recent Developments

As of March 4, 2020, AERG executed a contract agreement having a value of $165,919.77 with the US Army under their STTR program for a 90-day Phase 1 research program to investigate Standoff Electronic Denial systems using ultrashort pulse lasers. The Company completed Phase I of the contract June of 2020 and submitted its Phase II proposal to the Army August of 2020. The company was not selected for Phase II and we await a full debrief on the proposal. While we are disappointed in not being selected for the Phase II award, we continue to believe our advanced technologies can solve critical challenges faced by the U.S. Military. This is a continuing requirement for the U.S. Army, and we are refining our proposed technical approach and engaging the numerous Army organizations that are working to quickly field advanced, directed energy technology solutions for our warfighters. Applied Energetics currently has multiple proposals outstanding for a variety of applications, and our team continues to vigorously pursue new opportunities that leverage our significant intellectual property and core competencies in ultra-short pulse optical sources and lasers.

On April 28, 2020 AERG was awarded a loan for $132,760 through the Small Business Administration (SBA) Paycheck Protection Program (PPP). The terms of this loan were twenty-four months with a 1% annual interest rate. These funds were issued to cover payroll costs over 8 weeks of May and June 2020. Through the utilization of this PPP loan, AERG was able to keep all employees fully engaged during these two months of the pandemic. Our strategy is to follow the guidelines set forth by the SBA on the PPP program which will allow AERG to apply for a waiver of the loan because of this full employment retention and have the loan convert to a grant.

Multiple proposals have been submitted to various government agencies in 2019 and 2020. Due to the closures of multiple agencies and work-from-home orders across various regions of the United States, we anticipate that reviews and funding decisions on these proposals might be delayed longer than anticipated as resources are focused on other matters within the government. In addition to these delays, the US federal budget for 2021 has not yet been approved by Congress. On September 29, 2020, the House of Representatives passed H.R. 8337, and on September 30, 2020, the Senate passed the same bill, a continuing resolution (CR) to extend federal government funding through December 11, and the President signed it into law (Public Law 116-159) on September 30, 2020 to avoid a government shutdown at the end of the fiscal year 2020. There is some uncertainty as to whether the federal budget will be approved before December 11, and if not, there will either be a second CR or there could be a sequestration and closure of the federal government. This also could drastically impact review of proposals and awards of near-term contracts.

For information on litigation involving the company, see “Legal Proceedings” at Part II, Item 1 elsewhere in this Quarterly Report on Form 10-Q.

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

The ongoing Coronavirus Disease 2019 (COVID-19) pandemic does present unique risks and uncertainties that may alter or otherwise affect our path forward. Our management continues to monitor the possible effects of the COVID-19 on the execution of our plan of operations, our prospective contracts, and the availability of financing to fund our strategic and operational plans going forward. Despite these challenges, we have continued to execute our business development plans and to deliver on our government contracts as per the timeline commitments. During the quarter, we submitted multiple proposals and have been engaged in meetings on a daily and weekly basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. Dr. Quarles, our CEO, has continued traveling to the DC area on multiple occasions during the quarter, and remains very committed to briefing our submitted proposals and pursuing this business even in these challenging times.

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

Results of Operations

Comparison of Operations for the Three Months Ended September 30, 2020 and 2019:

	2020	2019
Revenue	$165,920	$-
Cost of revenue	(153,629)	-
General and administrative	(1,133,536)	(2,467,328)
Selling and marketing	(72,335)	(52,562)
Research and development	(84,465)	(67,670)
Interest (expense)	(225,210)	(46,783)

Net loss	$(1,503,255)	$(2,634,343)

Revenue

Revenue increased approximately $166,000 to $166,000 for the three months ended September 30, 2020 compared to $-0- for the three months ended September 30, 2019 primarily due to the completion of the STTR phase I project.

Cost of Revenue

Cost of revenue increased approximately $154,000 to $154,000 for the three months ended September 30, 2020 compared to $-0- for the three months ended September 30, 2019 primarily due to the completion of the STTR phase I project.

General and Administrative

General and administrative expenses decreased approximately $1,334,000 to $1,134,000 for the three months ended September 30, 2020 compared to $2,467,000 for the three months ended September 30, 2019 primarily due to the decreases of $1,203,000 of professional expenses, $154,000 in applied project costs and $11,000 of travel expenses, partially offset by an increase in salaries and employee benefits of $16,000, supplies and insurance of $10,000 and building costs of $6,000.

Selling and Marketing

Selling and marketing expenses increased approximately $20,000 to $72,000 for the three months ended September 30, 2020 compared to $53,000 for the three months ended September 30, 2019 primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as the addition of other consultants in this field.

Research and Development

Research and development expenses increased approximately $17,000 to $84,000 for the three months ended September 30, 2020 compared to $68,000 for the three months ended September 30, 2019 primarily due to the allocation of part of management’s pay from research and development to consulting expense.

Interest Expense

Interest expense increased approximately $178,000 to $225,000 for the three months ended September 30, 2020 compared to $47,000 for the three months ended September 30, 2019 primarily due to increased levels of debt and $115,000 amortization of the beneficial conversion feature of notes payable, as well as the $50,000 penalty interest on the note payable for the AOS acquisition.

Net Loss

Our operations for the three months ended September 30, 2020 resulted in a net loss of approximately $1,503,000, a decrease of approximately $1,131,000 compared to the approximately $2,634,000 net loss for the three months ended September 30, 2019 primarily due to an increase in gross margin and decreased general and administrative expense which was partially offset by increases in sales and marketing, research and development and interest expense.

Comparison of Operations for the Nine Months Ended September 30, 2020 and 2019:

	2020	2019
Revenue	$175,920	$-
Cost of revenue	(153,630)	-
General and administrative	(3,352,280)	(3,534,493)
Selling and marketing	(225,861)	(158,895)
Research and development	(207,261)	(236,221)
Other income	15,833	-
Interest (expense)	(395,776)	(77,708)
Net loss	$(4,143,055)	$(4,007,317)

Revenue

Revenue increased approximately $176,000 to $176,000 for the nine months ended September 30, 2020 compared to $-0- for the nine months ended September 30, 2019 primarily due to the completion of the STTR phase I project.

Cost of Revenue

Cost of revenue increased approximately $154,000 to $154,000 for the nine months ended September 30, 2020 compared to $-0- for the nine months ended September 30, 2019 primarily due to the completion of the STTR phase I project.

General and Administrative

General and administrative expenses decreased approximately $182,000 to $3,352,000 for the nine months ended September 30, 2020 compared to $3,534,000 for the nine months ended September 30, 2019 primarily due to the decrease of $224,000 in professional expenses and applied project costs, partially offset by an increase in salaries and employee benefits of $110,000, an increase in building costs of $47,000, an increase in supplies and insurance expense of $24,000 an increase in travel expense of $7,000 an increase in miscellaneous of $5,000 and an increase in depreciation of $3,000.

Selling and Marketing

Selling and marketing expenses increased approximately $67,000 to $226,000 for the nine months ended September 30, 2020 compared to $159,000 for the nine months ended September 30, 2019 primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as the addition of other consultants in this field.

Research and Development

Research and development expenses decreased approximately $29,000 to $207,000 for the nine months ended September 30, 2020 compared to $236,000 for the nine months ended September 30, 2019 primarily due to the allocation of part of management’s pay from research and development to consulting expense.

Other Income

Other income increased approximately $16,000 to $16,000 for the nine months ended September 30, 2020 compared to $-0- for the nine months ended September 30, 2019 to reflect the income from time and effort expenses on the subcontract to the Missile Defense Agency (thru AlionSciences) as a subject matter expert on a series of program reviews.

Interest Expense

Interest expense increased approximately $318,000 to $396,000 for the nine months ended September 30, 2020 compared to $78,000 for the nine months ended September 30, 2019 primarily due to increased levels of debt and $115,000 amortization of the beneficial conversion feature of notes payable as well as the $50,000 penalty interest on the note payable for the AOS acquisition.

Net Loss

Our operations for the nine months ended September 30, 2020 resulted in a net loss of approximately $4,143,000, an increase of approximately $136,000 compared to the approximately $4,007,000 net loss for the nine months ended September 30, 2019 primarily due to an increase in selling and marketing and an increase in interest expense partially offset by gross margin, a decrease in general and administrative and a decrease in research and development costs and other income.

Liquidity and Capital Resources

At September 30, 2020, we had approximately $2,391,000 of cash and cash equivalents, an increase of approximately $2,303,000 from December 31, 2019. During the first nine months of 2020, the net cash outflow from operating activities was approximately $2,045,000. This amount was comprised primarily of our net loss of $4,143,000, a decrease in accounts payable of $151,000 and an increase in prepaid expenses and deposits of $141,000, partially offset by noncash stock based compensation of $1,138,000, amortization of future compensation payable of $625,000, an increase in accrued interest of $231,000, amortization of prepaid expenses of $184,000, amortization of beneficial conversion feature of $115,000, an increase in accrued expenses and compensation of $68,000, depreciation and amortization of $13,000, a decrease in accounts receivable of $10,000 and a decrease in inventory of $6,000.

Financing activities reflected $4,457,000 proceeds from notes payable, $1,644,000 in proceeds from issuance of common stock, and proceeds from the exercise of warrants and options of $75,000, partially offset by the repayment on notes payable of $528,000 and $1,300,000 in cancellation of common stock resulting in net cash inflow of approximately $4,348,000.

During the quarter ended September 30, 2020, we received $4,324,000 in bridge funding pursuant to 10% Convertible Promissory Notes (the “2020 Notes”). Also, during the quarter, notes containing a principal balance of $410,000 with a maturity date of September 1, 2019 and a principal balance of $620,000 with a maturity date of December 1, 2019 were exchanged into this portfolio of notes payable. These notes were convertible into shares of our common stock at a conversion price of $0.30 per share. At any time after October 15, 2020 until July 15, 2021, the date of maturity, (i) each investor had a right to convert these notes into shares of our common stock, at a conversion price of $0.30 per share and (ii) the company could elect to prepay, either in cash or in shares of common stock at a price of $0.30 per share, at the option of the holder, the amount of principal and interest then outstanding under each note. Effective November 5, 2020, the Company and the holders of each of these notes agreed to convert all principal and interest on these notes into shares of our common stock at a price of $0.30 per share. Also effective November 5, 2020, the Company repaid all principal and interest remaining on the notes maturing in September and December of 2019, respectively, which were not exchanged into the 2020 Notes. With the repayment and conversion, respectively, of these notes, the company has now repaid or converted all of its outstanding investor debt. In addition, with the conversion of the 2020 Notes into the 18,386,174 shares and the return or retirement of 46 million shares, the company now has approximately 191 million shares of common stock outstanding.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine-months ended September 30, 2020, the company incurred a net loss of approximately $4,143,000, had negative cash flows from operations of $2,045,000 and may incur additional future losses due to the reduction in Government contract activity. These matters raise substantial doubt as to the company’s ability to continue as a going concern.

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

Backlog of Orders

At May 12, 2020, we had a backlog (workload remaining on signed contracts) of approximately $-0-, to be completed within the next twelve months.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of September 30, 2020 are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, on July 3, 2018, we commenced a lawsuit in the Court of Chancery of the State of Delaware against the company’s former director and principal executive officer George Farley (“Farley”) and AnneMarieCo LLC (“AMC”). The parties settled the lawsuit via a written settlement agreement dated September 24, 2020. Under the agreement, 20,000,000 of the 25,000,000 shares originally issued to Farley (20,000,000 of which were transferred to AMC) were invalidated, the remaining 5,000,000 shares being deemed valid under Section 205 of the Delaware General Corporation Law. The agreement calls for the company to repurchase the remaining 5,000,000 shares at a price of $0.30 per share for an aggregate purchase price of $1,500,000. The agreement also provided for the release and return to the company of funds in the amount of $582,377.26, plus interest, securing the bond posted by the company in connection with the preliminary injunction issued in the litigation. The agreement also contains standard mutual general release and confidentiality provisions.

In a related matter, on February 8, 2019, the company filed a complaint against Stein Riso Mantel McDonough, LLP (“Stein Riso”), its former counsel, in the United States District Court for the Southern District of New York. The parties settled the lawsuit via a written settlement agreement dated October 2, 2020. Pursuant to the agreement, Stein Riso paid the company three million dollars ($3,000,000) and returned to the company ten million (10,000,000) shares of the company’s common stock, par value $0.001 per share. Stein Riso entered into the Settlement Agreement without any admission of liability. The parties will be filed a Stipulation of Dismissal with Prejudice as to all claims asserted or which could have been asserted in the lawsuit. The agreement also contains standard mutual general release and confidentiality provisions.

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen, counsel for defendants, George Farley and AnneMarie Co. LLC, in the aforesaid Delaware litigation, filed a claim in the District Court for the Southern District of New York against the company its directors, officers, attorneys and a consultant. The action alleges libel, securities fraud and related claims. The company believes that this suit lacks merit and intends to dispute these allegations. The company filed a motion to dismiss the complaint on October 24, 2019. On December 13, 2019, Gusrae Kaplan and Mr. Whalen filed an opposition to the Company’s motion. On January 10, 2020, the company filed a reply brief. The United States District Court has not yet ruled on the motion.

On June 15, 2020, Grace A.C. Dearmin, as the Administrator of the Estate of Thomas Carr Dearmin, filed a cross-complaint, against the company, Mr. Barcklow and company director, Bradford Adamczyk, alleging causes of action against them for Breach of Contract and Conversion. The causes of action against the company allege that the company’s board of directors voted to compensate its former CEO and director, Thomas Dearmin, as reflected in board meeting minutes dated May 11, 2018, and June 25, 2018, but failed to pay compensation owed to Mr. Dearmin. These causes of action further allege that, if incentive milestones of the company’s stock price were reached, Mr. Dearmin’s estate is owed up to 5 million shares of company common stock, or the current monetary value of that stock. The company’s deadline to respond to the cross-complaint is November 17, 2020.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

We may, from time to time, be involved in legal proceedings arising from the normal course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective November 5, 2020, the company and the holders agreed to convert all outstanding principal and interest outstanding on its 2020 10% Promissory Notes into shares of the company’s common stock. The notes were converted at a price per share of $0.30, resulting in the issuance to the noteholders of 18,386,174 shares in the aggregate. All of these converting noteholders are accredited, sophisticated investors, and neither the issuance of the notes nor their conversion were in connection with any public offering, pursuant to Section 4(a)(2) of the Securities Act of 1933.

Share Repurchases

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July	-0-	N/A	-0-	N/A
August	5,000,000	$0.06	-0-	N/A
September	5,000,000	$0.30	-0-	N/A

Transactions listed in the foregoing table were each pursuant to individual agreements between the company and the purchasers and not pursuant to any plan or repurchase program.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Confidential Settlement Agreement and Release, dated as of October 2, 2020, by and between the Registrant and Stein Riso Mantel McDonough, LLP.
10.2	Confidential Settlement Agreement and Release, dated as of September 24, 2020, by and between the Registrant and George Farley and AnneMarieCo, LLC.
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By	/s/ Gregory J Quarles
Gregory J Quarles
Chief Executive Officer
(and Principal Financial Officer)

Date: November 16, 2020