Form 10-K
period 2020-12-31
APPLIED ENERGETICS, INC.
filed 2021-04-12
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2020 (the last day of the registrant’s most recently completed second quarter) was approximately $26,605,000

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of April 8, 2021 was 199,375,149.

APPLIED ENERGETICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

i

PART I

ITEM 1. BUSINESS

Cautionary Note Concerning Forward-Looking Statements

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of forward-looking words such as “may”, “believe”, “will”, “expect”, “project”, “anticipate”, “estimates”, “plans”, “strategy”, “target”, “prospects” or “continue”, and words of similar meaning. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors under Item 1A. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Applied Energetics specializes in the development and manufacture of advanced high-performance lasers, high voltage electronics, advanced optical systems, and integrated guided energy systems for defense, aerospace, industrial, and scientific markets worldwide.

Technology and Patents

AERG has developed, successfully demonstrated and holds all crucial intellectual property rights to a dynamic Directed Energy technology called Laser Guided Energy (“LGETM”) and Laser Induced Plasma Channel (“LIPCTM”). LGE and LIPC are technologies that can be used in a new generation of high-tech weapons. The Department of Defense (DOD) previously recognized only two key types of Directed Energy Weapon (“DEW”) technologies, High Energy Lasers (“HEL”), and High-Power Microwave (“HPM”). Neither the HEL nor the HPM intellectual property portfolio is owned by a single entity. The DOD then designated a third DEW technology, LGE. Applied Energetics’ LGE and LIPC technologies are wholly owned by Applied Energetics and patent protected with 26 current patents and an additional 11 Government Sensitive Patent Applications (“GSPA”). These GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights.

Applied Energetics technology is vastly different from conventional directed energy weapons, i.e. HEL, and HPM. LGE uses Ultra-Short Pulse (USP) laser technology to combine the speed and precision of lasers with the overwhelming impact on targeted threats with high-voltage electricity. This unique directed energy solution allows extremely high peak power and energy, with target and effects tenability and is effective against a wide variety of potential targets. A key element of LGE is its novel ability to offer selectable and tunable properties that can help protect non-combatants and combat zone infrastructure.

As Applied Energetics moves toward the future, our corporate strategic roadmap builds upon the significant value of the company’s USP capabilities and key intellectual property, including LGE and LIPC, to offer our prospective partners, co-developers and system integrators a variety of next-generation Ultra Short-Pulse and frequency-agile optical sources, from the ultraviolet to the far infrared portion of the electromagnetic spectrum, to address numerous challenges within the military, medical device, and advanced manufacturing market sectors.

Key Relationships and Business Development

Gregory Quarles joined Applied Energetics, to serve as its Chief Executive Officer and a member of the Board of Directors, effective May 6, 2019. He was elected President of the company in January 2021. He leads the company in its development of next generation advanced defense technologies based on compact ultra-short pulse optical systems and laser guided energy. Dr. Quarles is an experienced CEO, board member and renowned physicist with over 30 years of experience driving cutting-edge laser, optics, and photonics technology development and operations within advanced industrial companies. Additionally, Dr. Quarles is a globally recognized leader for his strategic partnerships with the Department of Defense and his innovative work in the progression of global materials research, specifically developing new laser and integrated photonic devices for a variety of military, medical, and industrial applications.

Pursuant to a Consulting Agreement, dated as of May 24, 2019, with SWM Consulting, LLC, an entity owned by Stephen W. McCahon, Dr. McCahon serves as our Chief Scientist. This relationship gives us the technical and industry knowhow to utilize the company’s intellectual property in the development of a next generation of Ultra-Short Pulse Lasers. The Consulting Agreement provides for a combination of cash and equity compensation, as we have previously disclosed, for which Dr. McCahon leads Applied Energetics’ scientific efforts including: leading the scientific team, developing new intellectual property, assisting with business development, transferring legacy knowledge to new team members, recruiting and training talent, working with executives on corporate strategy, assisting in budget development for R&D, meeting with clients on technical concepts, attending conferences, and producing thought leadership for the company. Dr. McCahon works closely with Dr. Quarles on the company’s research and development activities and in the proposal and fulfilment of research and development contracts for branches of the Department of Defense, agencies of the federal government and other defense contractors and in other internal research and development activities relating to lasers and advanced optical sources.

Pursuant to our July 16, 2018, Master Services Agreement, Westpark Advisors, LLC assists the company in its comprehensive sales and marketing strategy for the greater Washington DC area and broader Department of Defense markets. Westpark Advisors focuses on the company’s next generation USP laser technologies, along with LGE and the company’s other novel laser technologies and provides business development, program management and strategy consulting services, including sales and marketing of the company’s product line. Westpark Advisors’ Managing Director, Patrick Williams provides full-time support to the company under this agreement.

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

Effective April 29, 2019, AERG. established its Board of Advisors and appointed Christopher Donaghey as its first member. Chris Donaghey currently serves as the senior vice president and head of corporate development for Science Applications International Corporation (“SAIC”), a $7 billion revenue defense and government agency technology integrator. As an executive of SAIC, Donaghey works closely with SAIC’s senior management to support the development and implementation of SAIC’s strategic plan with an emphasis on M&A to complement organic growth strategies and value creation. In his role on Applied Energetics’ Board of Advisors, Mr. Donaghey has significant input into the strategic direction of the company and provides assistance in building lasting relationships in our defense markets.

Recent Developments

As of March 4, 2020, AERG executed a contract having a value of $165,919.77 with the US Army under its STTR program for a 90-day Phase 1 research program to investigate Standoff Electronic Denial systems using ultrashort pulse lasers. On October 20, 2020, it was announced that the company had received notice from the Army that it was not selected for Phase II. While we were disappointed, we continue to believe our advanced technologies can solve critical challenges faced by the U.S. military. Applied Energetics has multiple proposals outstanding for a variety of applications and our team continues to vigorously pursue new opportunities in an effort to leverage our significant intellectual property and core competencies in ultra-short pulse optical sources. The AERG team has recently submitted several provisional patent applications to expand and protect our USP portion of the patent portfolio. We anticipate that this intellectual property development will continue with other future submissions currently under development.

We submitted multiple proposals to various government agencies in 2020. Due to the closures of multiple agencies and work-from-home orders across various regions of the United States, we anticipate that reviews and funding decisions on these proposals might be delayed longer than anticipated as resources are focused on other matters within the government. AERG has received multiple notices from government agencies stating that “the vast number of proposals received, and the challenges posed by the COVID-19 pandemic have impacted the Government’s evaluation timelines.” In addition to these review-based delays, the US federal budget for 2021 was not approved by Congress by the October 1, 2020 start of the U.S. federal government fiscal year. The 2021 federal budget was signed into law on December 27, 2020 and the National Defense Authorization Act for 2021 was enacted after a congressional override of the President’s veto on January 1, 2021, a full three months after the official start of the 2021 fiscal year. This delay could also significantly impact review of proposals and awards of near-term contracts in 2021. The 2021 National Defense Authorization Act has language actually calling for funding and reports on strategies for “Development and fielding of high energy laser capabilities”, which could be addressed with AERG USP optical sources.

Effective March 15, 2021, AERG entered into a Lease Agreement with Campus Research Corporation, for approximately 13,000 rentable square feet of office, laboratory and production space located at the UA Tech Park, a research and technology park owned and operated by the University of Arizona. The company intends to consolidate its offices and expand its R&D capacity by leasing this space which is outfitted with a Class 1000 (ISO Class 6) “clean room” and other turnkey laboratory and conference features.

The lease term begins May 1, 2021 and ends on April 30, 2026. The base rent is $6.7626 per rentable square foot for year one, and escalates to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

The space is currently occupied by a global provider of lasers and laser-based technology which is vacating prior to the end of its lease term. Thus we are benefiting from millions of dollars of capital investment made by the vacating tenant, and the vacating tenant will continue to pay a portion of the full market rent, with the company paying the balance in the amounts set forth above.

We believe that this new strategic location will support the company’s anticipated future growth and provide greater capacity for research, product development and production activities. The move, expected to take place starting May 1, 2021, will provide the Company with an ITAR and laser safety compliant facility totaling approximately 13,000 square feet, of which approximately 4,800 square feet is dedicated to the cleanroom

On April 28, 2020, AERG was awarded a loan for $132,760 through the Small Business Administration (SBA) Paycheck Protection Program (PPP). The terms of this loan were twenty-four months with a 1% annual interest rate. These funds were issued to cover payroll costs over eight weeks covering May and June 2020. Through the utilization of this PPP loan, AERG was able to keep all employees fully engaged during these two months of the pandemic. We intend to follow the guidelines set forth by the SBA on the PPP program which will allow AERG to apply for a waiver of the loan, because of this full employment retention, and have the loan convert to a grant.

Path Forward

We believe that USP optical sources, LGE and LIPC are the cornerstone to AERG’s future and remain the key areas of our R&D focus for the near term. We plan to continue building our management team with highly qualified individuals. We intend to recruit additional personnel in the areas of R&D, marketing and finance, and, possibly add members to our Board of Directors and our Board of Advisors. We have worked to align key innovations with our roadmap to encourage and enable internal filing for a broad, strategic and robust intellectual property portfolio of and continue surveying the literature for acquisitions of parallel intellectual property to that end. We also intend to pursue strategic corporate acquisitions in related fields and technology. Although the company has achieved its near-term capital raising goals, we continue to explore any favorable equity financing opportunities.

Our goal with the AERG Strategic Plan is to increase the energy, peak power and frequency agility of USP optical sources while decreasing the size, weight, and cost of these systems. We are in the process of developing this breadth of very high peak power USP lasers and additional optical sources that have a very broad range of applicability for threat disruption for the Department of Defense, commercial, and medical applications. Although the historical market for AERG’s LGE and USP technology is the U.S. Government, the USP technologies are expected to provide numerous platforms for commercial additive and subtractive manufacturing and medical device and imaging markets, creating a substantially larger market for our products to address. During 2020, the AERG team was able to develop partnership and teaming arrangements with the three leading laser and optics institutes in the United States, namely, the University of Arizona, the University of Central Florida, and the University of Rochester Laboratory for Laser Energetics. Our desire is to work on programs jointly where the strengths of each organization can assist in escalating knowledge and delivery of systems to the government sponsors, and to train the next generation of scientists and engineers to work in the Directed Energy fields.

The ongoing Coronavirus Disease 2019 (COVID-19) pandemic does present unique risks and uncertainties that may alter or otherwise affect our path forward. Our management continues to monitor the possible effects of the COVID-19 on the execution of our plan of operations, our prospective contracts, and the availability of financing to fund our strategic and operational plans going forward. Despite these challenges, we have continued to execute our business development plans and to deliver on our government contracts as per the timeline commitments. During this fiscal year, we submitted multiple proposals and have been engaged in meetings on a daily and weekly basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. Dr. Quarles, our President and CEO, has traveled to DC on multiple occasions during the pandemic in 2020 and remains very committed to pursuing this business even in these challenging times. The interest in our technology and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision of the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

Through our analysis of the market, and in discussions with potential customers, we would also conclude that customers are becoming more receptive and interested in directed energy technologies. According to the Department of Defense fiscal 2019 budget, its directed energy spending grew from approximately $500 million in 2017 to over $1 billion in 2019, an increase of 100%. The 2020 budget reflected directed energy spending of $1.2 billion, an additional increase of 20% over 2019, and from 2017 through 2020, the directed energy budget grew from approximately $500 million to approximately $1.2 billion, averaging approximately 40% per year. As a result, we continue to be even more optimistic about our future and the growing opportunities in directed energy applications. The AERG team anticipates a continuation of strong funding for the Directed Energy community. With our existing patent portfolio, and through further advancements of our technologies, we believe we have the substantial building blocks needed to become a significant and successful developer in our USP and LGE marketplaces.

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

HEL and HP-RF directed energy technologies have been under development for decades with numerous DoD and other government contractors participating. The unique attributes of directed energy weapon systems —the ability to create precise effects against multiple targets near-instantaneously and at a very low cost per shot—have great potential to help the DoD in addressing future warfare requirements. The DoD invests research and development dollars into directed energy solutions to fill gaps identified by warfighters. For example, in future conflicts with capable enemies possessing large inventories of guided missiles, it may be operationally risky and cost-prohibitive for the U.S. military to continue to rely exclusively on a limited number of kinetic missile interceptors. Such a “missile competition” could allow an adversary to impose costs on U.S. forces by compelling them to intercept each incoming missile with far more expensive kinetic munitions. The DoD has made significant leaps in both performance and maturity as a result of many years of research with multiple threat-intercept technologies and is being directed by Congress to increase funding and evaluation of pulsed laser technology in future Directed Energy platforms in FY2021.

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

Competition

AERG’s proprietary LIPC based LGE technology is a unique directed energy weapon, with products that can be integrated onto platforms being developed for use by the U.S. Government. Over the past several years, a handful of major defense contractors have received significant funding for DE systems development, manufacturing and integration. These contractors specialize in different directed energy weapon system platforms to respond to a variety of threats. Although AERG competes against other weapon systems for funding, the uniqueness of the LGE technology should continue to support its development into weapon platform programs. AERG, like many other small defense contractors, was adversely affected by cutbacks in U.S. Government spending after 2011. AERG believes that there is renewed U.S. Government interest in directed energy applications and believes that continued development of its USP capabilities, including LGE and LIPC technologies, and growing interest from all branches of the U.S. armed forces and other government agencies will lead to increases in government spending on directed energy weaponry in the coming years. Likewise, there are multiple new threats that must be addressed with unique and emerging technologies, and AERG is working diligently to rapidly advance development, demonstration, testing and engineering of the Advanced Ultrashort Pulse Lasers throughout the spectrum from the ultraviolet to the far infrared. As a percentage of the federal budget, this has the possibility to rapidly accelerate and compare in magnitude with the LGE/LIPC product lines over the next several years.

Furthermore, AERG’s primary direct LGE and USP optical sources competition are corporations and contractors supported by foreign governments who may be attempting to develop similar technologies. AERG believes that such foreign activity will create additional U.S. Government funding for both USP sources and LGE in order to maintain our country’s lead in directed-energy weapons.

Some of AERG’s biggest commercial competitors are Trumpf (German), Coherent (US), Thales (France) and IPG (US), all billion-dollar market class companies that have substantially more resources than AERG.

Employees

As of March 20, 2021, we had two employees, and we retain five full- and part-time consultants and interns.

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

In their report accompanying our financial statements, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2020 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in government contract activity raise substantial doubt about our ability to continue as a going concern.

Our business has generated little or no revenues during the past two fiscal years and had a net operating loss during each period.

For the fiscal years ended December 31, 2019 and 2020, we had revenues of $-0- and $175,920, and we had net losses of $5,563,339 and $3,230,494, respectively. We can give no assurances that our planned operations will generate revenues in the future or whether any such revenues will result in profitability.

We may need additional financing to fund our operations going forward. If we are unable to obtain additional financing on acceptable terms, we may need to modify or curtail our development plans and operations.

As of December 31, 2020, we had $3,323,290 of available cash and cash equivalents and working capital of $1,566,365 and in January and February of 2021, we raised an additional $2,258,000. Our cash position is sufficient for the next several months, but we may need to raise additional capital in order to fund our operations beyond that. We must allocate funds toward SEC compliance as well as ITAR and other federal regulatory compliance. We also need funds for our general and administrative expenses include salaries, accounting fees, other professional fees and other miscellaneous expenses. Our failure to secure sufficient financing could render us unable to pay accounting and other fees required to continue to fulfill our SEC reporting obligations. Also, we have incurred a five-year lease obligation for our new facility and will have moving, computer networking and other expenses related thereto. We also may require additional funding for research and development before we are able to commercialize our technology. During the fiscal year, we achieved our capital raising goal, and a portion of the funds for research and development may come from government contracts or sub-contracts with larger contractors. However, we may need to raise additional funds to supplement these contracts even if we are able to secure them.

Our operating plans and capital requirements are subject to change based on how we determine to proceed with respect to development programs and if we pursue any strategic alternatives. Additional funds may be raised through the issuance of equity securities, but such financing may not be available on terms acceptable to us if at all. Any equity financing would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financing is not available when required or is not available on acceptable terms, we may be required to modify or curtail our operations, which could cause investors to lose the entire amount of their investment.

The ongoing global pandemic has caused unpredictability in capital markets. If this uncertainty continues, it could make it more difficult for companies, including ours, to access capital. It is currently difficult to estimate with any certainty how long the pandemic and resulting curtailment of business will continue, and its effect on capital markets and our ability to raise funds in the future is, accordingly, difficult to quantify.

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

There is a risk that a third party may claim our products and technologies infringe on their proprietary rights. Whether or not our products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against us, and we could incur significant expense in defending them. If any claims or actions are asserted against us, we may not have the funds necessary to defend against such claims. Our failure to do so could adversely affect the value of our intellectual property.

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

In addition, there can be no assurance that the market for our technologies and products will develop or continue to expand as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce any ability to generate revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing or differing technologies which gain market acceptance in advance of our products. The possibility that our competitors might develop new technology or products might cause our existing technology and products to become obsolete or create significant price competition. If we fail in our new product development and commercialization efforts or our products fail to achieve market acceptance more rapidly than our competitors, our revenue will decline and our business, financial condition and results of operations will be negatively affected.

We heavily depend on key personnel, for the successful execution of our business plan. The loss of one or more key members of our management team could have a material adverse effect on our business prospects.

We are highly dependent upon Gregory J. Quarles, our President and Chief Executive Officer, and Stephen McCahon, our Chief Scientist. We depend on Drs. Quarles’s and McCahon’s decades of expertise for the development of our technology. We also depend upon their global visibility and outreach as well as our directors’ networks of contacts and experience to recruit key talent to the Company. We do not have key-man insurance on any of these individuals. Loss of the services of these key members of our management team, or of our Board of Directors’ ability to identify and hire key talent, could have a material adverse effect on our business prospects, financial condition and results of operations.

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

Historically, the SEC staff has taken the position that Rule 144 under the Securities Act of 1933, as amended, is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company;

●	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act of 1934;

●	The issuer of the securities has filed all applicable reports and material required to be filed, as Exchange Act of 1934, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

We expect that we will be able to meet all of these requirements in the future, but unknown future events and circumstances could change that outcome. As a result, pursuant to Rule 144, stockholders who receive our restricted securities in a private placement or a business combination may not be able to sell our shares without registration for up to one year after we have completed the private placement or business combination.

A large number of shares of our common stock could be sold in the market in the near future, which could depress our stock price.

As of April 8, 2021, we had outstanding approximately 199,375,000 shares of common stock. Approximately 100 million of our shares are currently freely trading without restriction under the Securities Act of 1933, as amended. The remaining shares have been held by their holders for over one year and are thus eligible for sale under rule 144(k) under the Securities Act. Sale of these shares into the market could depress our stock price.

Provisions of our corporate charter documents could delay or prevent change of control.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of “blank check” preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our Board of Directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our Board of Directors. The designation of preferred stock in the future and the classification of our Board of Directors, could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. Moreover, the holders of our outstanding Series A Preferred Stock have a right to put their shares to the company for an amount equal to the liquidation preference of approximately $340,000 plus unpaid dividends (approximately $261,000 as of December 31, 2020), in the event of a change of control. Such right could hinder our ability to sell our assets or merge with another company.

The redemption and dividend provisions of our outstanding preferred stock are onerous due to our current financial condition.

The company has redeemed substantially all of its outstanding preferred stock. At December 31, 2020, 13,602 shares were outstanding with a liquidation preference of approximately $340,000 and unpaid dividends of $261,000. As of April 8, 2021, the liquidation preference of our outstanding preferred stock plus unpaid dividends thereon was approximately $610,000. If an event occurs that would require us to redeem the preferred stock, we may not have the required cash to do so.

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

The global pandemic COVID-19, otherwise referred to as the Coronavirus, is slowing the process of applying for and awarding government contracts and could impair our ability to expand our research and development capacity or raise additional funding if needed.

The ongoing global pandemic has caused disruption in certain government contracting processes and procedures and made travel and other necessities for securing such contracts more difficult. In addition, to the extent that any of our personnel or consultants are affected by the virus, this could cause delays or disruption in our research and development program and affect our ability to execute our plan of operations. The pandemic has also caused unpredictability in capital markets. If this uncertainty continues, it could make it more difficult for companies, including ours, to access capital. It is currently difficult to estimate with any certainty how long the pandemic and resulting will continue, and its effect on capital markets and our ability to raise funds in the future is, accordingly, difficult to quantify.

Any issuance of additional securities in conjunction with a business or financing opportunity which will result in a dilution of present stockholders’ ownership

Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock. As of March 26, 2021, we have approximately 198,875,000 shares issued and outstanding. If funding opportunities present themselves on favorable terms, we may issue additional shares to fund our business or in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our company could occur. The issuance of additional shares of common stock may also adversely affect the market price of our common stock, particularly given the historically low trading volume in the market for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 2021, we have month-to-month agreements to lease approximately 190 square feet of office space as well as to lease approximately 4,270 square feet of office and laboratory space in Tucson, Arizona.

Our aggregate rent expense, including common area maintenance costs, was approximately $49,000 and $30,000 for 2020 and 2019, respectively.

Effective March 15, 2021, we entered into a Lease Agreement with Campus Research Corporation, for approximately 13,000 rentable square feet of office, laboratory and production space located at the University of Arizona Science and Technology Park at 9070 South Rita Road, Tucson, AZ. The company intends to consolidate its offices and expand its R&D capacity by leasing this space which is outfitted with a Class 1000 (ISO Class 6) “clean room” and other turnkey laboratory and conference features.

The lease term begins May 1, 2021 and ends on April 30, 2026. The base rent is $6.7626 per rentable square foot for year one, and escalates to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

We believe these new facilities will be adequate for our currently expected level of operations.

See Note 7 to our 2020 Consolidated Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments on December 31, 2020.

ITEM 3. LEGAL PROCEEDINGS

As previously reported, on July 3, 2018, we commenced a lawsuit in the Court of Chancery of the State of Delaware against the company’s former director and principal executive officer George Farley (“Farley”) and AnneMarieCo LLC (“AMC”). The parties settled the lawsuit via a written settlement agreement dated September 24, 2020. Under the agreement, 20,000,000 of the 25,000,000 shares originally issued to Farley (20,000,000 of which were transferred to AMC) were invalidated, the remaining 5,000,000 shares being deemed valid under Section 205 of the Delaware General Corporation Law. The agreement calls for the company to repurchase the remaining 5,000,000 shares at a price of $0.30 per share for an aggregate purchase price of $1,500,000. The agreement also provided for the release and return to the company of funds in the amount of $582,377.26, plus interest, securing the bond posted by the company in connection with the preliminary injunction issued in the litigation. The agreement also contains standard mutual general release and confidentiality provisions. Approximately, $206,000 accrued compensation was forgone as per settlement agreement was shown as gain on settlement.

In a related matter, on February 8, 2019, the company filed a complaint against Stein Riso Mantel McDonough, LLP (“Stein Riso”), its former counsel, in the United States District Court for the Southern District of New York. The parties settled the lawsuit via a written settlement agreement dated October 2, 2020. Pursuant to the agreement, Stein Riso paid the company three million dollars ($3,000,000) and returned to the company ten million (10,000,000) shares of the company’s common stock, par value $0.001 per share. Stein Riso entered into the Settlement Agreement without any admission of liability. The parties filed a Stipulation of Dismissal with Prejudice as to all claims asserted or which could have been asserted in the lawsuit. The agreement also contains standard mutual general release and confidentiality provisions.

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen, counsel for defendants, George Farley and AnneMarieCo LLC, in the aforesaid Delaware litigation, filed a claim in the District Court for the Southern District of New York against the company, its directors, officers, attorneys and a consultant. The action alleges libel, securities fraud and related claims. The company believes that this suit lacks merit and intends to dispute these allegations. The company filed a motion to dismiss the complaint on October 24, 2019. On December 13, 2019, Gusrae Kaplan and Mr. Whalen filed an opposition to the Company’s motion. On January 10, 2020, the company filed a reply brief. The United States District Court has not yet ruled on the motion.

On June 15, 2020, Grace A.C. Dearmin, as the Administrator of the Estate of Thomas Carr Dearmin, filed a cross-complaint against the company and company directors Jonathan Barcklow and Bradford Adamczyk, alleging causes of action against them for Breach of Contract and Conversion. The causes of action against the company allege that the company’s Board of Directors voted to compensate its former CEO and director, Thomas Dearmin, as reflected in board meeting minutes dated May 11, 2018, and June 25, 2018, but failed to pay compensation owed to Mr. Dearmin. These causes of action further allege that, if incentive milestones of the company’s stock price were reached, Mr. Dearmin’s estate is owed up to 5 million shares of company common stock, or the current monetary value of that stock. On November 17, 2020, the company, Mr. Barcklow and Mr. Adamczyk filed motions to dismiss the cross-complaint against them on substantive and jurisdictional grounds. On February 8, 2021, the court granted the motion to dismiss on personal jurisdiction grounds as to the company, Mr. Barcklow and Mr. Adamczyk.

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. Gusrae, Kaplan & Nusbaum and Ryan Whalen have not yet responded to the complaint.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information and Holders

Our common stock is currently quoted for trading on the OTCQB Market, trading under the symbol “AERG”. On March 25, 2021, the closing price of our common stock on the OTCQB Market was $0.75. Over-the-counter market quotations, such as on the OTCQB, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 26, 2021, there were approximately 392 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

The company has reported all information pertaining to all issuances of equity securities sold during the period covered by this Annual Report on Form 10-K in previously filed report on Forms 10-Q and 8-K.

Dividends

Dividends on our 6.5% Series A Convertible Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock. We paid dividends via the issuance shares of Common Stock on our 6.5% Series A Convertible Preferred Stock in 2011. We paid cash dividends on our 6.5% Series A Convertible Preferred Stock in 2012 and February and May 2013. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend due as of December 31, 2020 and April 8, 2021 were approximately $261,000 and $270,000, respectively. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 because we did not have a surplus (as such term is defined in the Delaware General Corporation Law) as of December 31, 2014. The Board anticipates continuing such suspension until such time as we have a surplus, or net profit, for a fiscal year.

Equity Compensation Plan Information

See Item 12.

Issuer Purchases of Equity Securities

Period	(a) Total number of Shares (or Units) Surrendered (1)	(b) Average Price Paid per Share (or Unit)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August-2020	5,000,000	$0.06	Undetermined
October-2020	5,000,000	$0.30	Undetermined

(1)	All shares were cancelled and removed from outstanding stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management discussion and analysis (“MD&A”) together with the risk factors set forth in Item 1A and with our audited Consolidated Financial Statements and Notes thereto included elsewhere herein.

Overview

Applied Energetics, Inc., specializes in the development and manufacture of advanced high-performance lasers, high voltage electronics, advanced optical systems, and integrated guided energy systems for prospective defense, aerospace, industrial, and scientific customers worldwide.

Gregory J. Quarles was hired as the Chief Executive officer of AERG at the beginning of May 2019, and shortly thereafter, the company entered into an Asset Purchase Agreement with AOS on May 29, 2019. AOS is a Tucson-based corporation of which Stephen W. McCahon is the majority shareholder. Mr. McCahon was also retained under a Consulting Agreement with AERG and serves as our acting Chief Scientist. AERG has continued to expand its technical capabilities with the addition of numerous consultants and contractors, and agreements with several of the leading laser and optics universities in the country. The Asset Purchase Agreement and Consulting Agreement superseded certain 2017 Teaming and Consulting Agreements with AOS and McCahon.

AERG owns intellectual property that is integral and necessary for the development of Ultra-Short Pulse (“USP”) Lasers, Laser Guided Energy (“LGE”) and Direct Discharge Electrical products for military and commercial applications. AERG currently owns 26 patents and an additional 11 Government Sensitive Patent Applications (“GSPA”). These GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights, including having no expiration date until such time as they are no longer classified, after which, they will have the normal 20-year patent protection.

As of March 4, 2020, AERG executed a contract having a value of $165,919.77 with the US Army under its STTR program for a 90-day Phase 1 research program to investigate Standoff Electronic Denial systems using ultrashort pulse lasers. On October 20, 2020, it was announced that the company had received notice from the Army that it was not selected for Phase II. While we were disappointed, we continue to believe our advanced technologies can solve critical challenges faced by the U.S. military. Applied Energetics has multiple proposals outstanding for a variety of applications and our team continues to vigorously pursue new opportunities in an effort to leverage our significant intellectual property and core competencies in ultra-short pulse optical sources. The AERG team has recently submitted several provisional patent applications to expand and protect our USP portion of the patent portfolio. We anticipate that this intellectual property development will continue with other future submissions currently under development.

We submitted multiple proposals to various government agencies in 2020. Due to the closures of multiple agencies and work-from-home orders across various regions of the United States, we anticipate that reviews and funding decisions on these proposals might be delayed longer than anticipated as resources are focused on other matters within the government. AERG has received multiple notices from government agencies stating that “the vast number of proposals received, and the challenges posed by the COVID-19 pandemic have impacted the Government’s evaluation timelines”. In addition to these review-based delays, the US federal budget for 2021 was not approved by Congress by the October 1, 2020 start of the U.S. federal government fiscal year. The 2021 federal budget was signed into law on December 27, 2020 and the National Defense Authorization Act for 2021 was enacted after a congressional override of the President’s veto on January 1, 2021, a full three months after the official start of the 2021 fiscal year. This delay could also significantly impact review of proposals and awards of near-term contracts in 2021. The 2021 National Defense Authorization Act has language actually calling for funding and reports on strategies for “Development and fielding of high energy laser capabilities”, which could be addressed with AERG USP optical sources.

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

The ongoing Coronavirus Disease 2019 (COVID-19) pandemic does present unique risks and uncertainties that may alter or otherwise affect our path forward. Our management continues to monitor the possible effects of the COVID-19 on the execution of our plan of operations, our prospective contracts, and the availability of financing to fund our strategic and operational plans going forward. Despite these challenges, we have continued to execute our business development plans and to deliver on our government contracts as per the timeline commitments. In recent months, we have submitted multiple proposals and have been engaged in meetings on a daily and weekly basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. Dr. Quarles, our President and CEO, has continued traveling to the DC area on multiple occasions during the quarter, and remains very committed to briefing our submitted proposals and pursuing this business even in these challenging times.

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

We look forward to moving into our newly leased office, laboratory and production space, details of which are set forth under Item 1. Business, at UA Tech Park. We believe that this new strategic location will support the company’s anticipated future growth and provide greater capacity for research, product development and production activities. The move, expected to take place starting May 1, 2021, will provide the Company with an ITAR and laser safety compliant facility totaling approximately 13,000 square feet, of which approximately 4,800 square feet is dedicated to a Class 1000 (ISO 6) Cleanroom

Critical Accounting Policies

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

Results of Operations

Our consolidated financial information for the years ending December 31, 2020, and 2019 is as follows:

	2020	2019
Revenue	$175,920	$-
Cost of revenue	(153,630)	-
Gross profit	22,290	-
Operating Expenses:
General and administrative	(4,698,624)	(4,622,624)
Selling and marketing	(296,461)	(213,738)
Research and development	(266,864)	(335,445)
Total operating expenses	(5,261,949)	(5,171,807)
Other income/(expense):
Other income	3,221,832	19,046
Interest (expense)	(1,212,667)	(403,578)
Other income/(expense)	2,009,165	(384,532)
Loss before provision for income taxes	(3,230,494)	(5,556,339)
Provision for income taxes	-	-
Net loss	$(3,230,494)	$(5,556,339)

Revenue

Revenue increased approximately $176,000 to $176,000 for the year ended December 31, 2020 compared to $-0- for the year ended December 31, 2019 primarily due to the completion of the STTR phase I project.

Cost of Revenue

Cost of revenue increased approximately $154,000 to $154,000 for year ended December 31, 2020 compared to $-0- for year ended December 31, 2019 primarily due to the completion of the STTR phase I project.

General and Administrative

General and administrative expenses increased approximately $76,000 to $4,698,000 for the year ended December 31, 2020 compared to $4,623,000 for the year ended December 31, 2019. Wages and employee benefits increased $171,000, building costs increased by $58,000, supplies and insurance increased by $18,000, miscellaneous increased by $5,000 and depreciation decreased by $2,000 partially offset by applied project costs decreased by $154,000 and travel decreased by $16,000 and consulting and professional services decreased by approximately $7,000.

Selling and Marketing

Selling and Marketing expenses increased approximately $83,000 to $296,000 for the year ended December 31, 2020 compared to $214,000 for the year ended December 31, 2019 primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as the addition of other consultants in this field

Research and Development

Research and development expenses decreased approximately $69,000 to $267,000 for the year ended December 31, 2020, compared to $335,000 the year ended December 31, 2019, primarily due to the allocation of part of management’s pay from research and development to consulting expense.

Other Expense

Other income/expense increased approximately $2,400,000 to $2,009,000 for the year ended December 31, 2020 partly due to the company receiving $3,000,000 in a litigation settlement. Interest expense for the year ended December 31, 2020 increased by approximately $809,000 to $1,213,000 for the year ended December 31, 2020, compared to $404,000 for the year ended December 31, 2019 primarily due to the amortization of the notes payable beneficial conversion factor.

Net Loss

Our operations in 2020 resulted in a net loss of approximately $3,230,000, a decrease of approximately $2,326,000 compared to the approximately $5,556,000 net loss for 2019 primarily due to the receipt of a ligation settlement, a decrease in consulting and professional services and applied project costs, partially offset by an increase due to the recognition of a beneficial conversion feature, increases in employee wages and benefits, building costs and supplies and insurance, selling and marketing. Our net loss attributable to common stockholders per common share – basic and diluted decreased to approximately ($0.02) per share.

Trend Discussion

There are obvious costs associated with restarting the corporation and acquiring the skilled leadership and manpower to execute on new product development, as is visible in the higher year-over-year expenses recognized in this Result of Operations. It appears with early 2020 contract booking and the combination of the government slow-down due to COVID-19 impacts that it is too early to determine if efforts to obtain new business under our Teaming and Consulting Agreements could be successful for the next fiscal year. The AERG team has expanded teaming arrangements in 2020, with agreements signed with the three most prominent optics and laser universities in the United States. This should provide greater visibility to government agencies looking for submissions with university/industry partnerships and research alignment.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2020, the company incurred a net loss of approximately $3,230,000, had negative cash flows from operations of approximately $160,000 and may incur additional future losses due to the reduction in Government contract activity. At December 31, 2020, the Company had total current assets of approximately $3,400,000 and total current liabilities of approximately $1,800,000 resulting in working capital of approximately $1,600,000. At December 31, 2020, the Company had cash of $3,323,290.

On February 2, 2021 and February 8, 2021, the Company completed the issuance of 7,056,250 total shares of its common stock at a price of $0.32 per share, or $2,258,000 in the aggregate.  As of March 31, 2021, the Company had cash of approximately $4,400,000. Based on the Company’s current business plan, it believes its cash balance as of the date of this filing will be sufficient to meet its anticipated cash requirements for the next twelve months. However, there can be no assurance that the current business plan will be achievable. Such conditions raise substantial doubts about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.

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

As of December 31, 2020, we had approximately $3,323,000 of cash and cash equivalents, an increase of approximately $3,235,000 from December 31, 2019. In 2020, we used approximately $160,000 in operating activities, comprised primarily of our net loss of $3,230,000, a decrease in accounts payable of $232,000, gain on settlement of accrued compensation of $206,000, a decrease in accrued interest of $90,000, an increase in prepaid expenses and deposits of $44,000, a decrease in accrued expenses of $23,000, partially offset by non-cash stock-based compensation expense of $1,501,000, amortization of future compensation payable of $833,000, amortization of beneficial conversion feature of $919,000, common stock issued for interest expenses of $229,000, amortization of prepaid assets of $150,000, depreciation and amortization of $17,000, a decrease in accounts receivable of $10,000, and a reduction in inventory of $6,000.

We had approximately $3,395,000 provided by financing activities comprised of proceeds from note payable of $4,324,000, $1,644,000 provided from the proceeds from the issuance of common stock, proceeds from Cares Act PPP loan of $133,000 and $75,000 provided from the proceeds from the exercise of stock options and warrants, partially offset by the repayment on notes payable $1,373,000, the purchase and cancellation of stock of $1,300,000 and repayment of insurance premium loan of $108,000. All this resulted in a net cash inflow of approximately $3,395,000.

As of March 26, 2021, our backlog (that is, workload remaining on signed contracts) was approximately $-0- to be completed within the next twelve months.

As of March 31, 2021, the company had a cash balance of $4,261,000.

Contractual Obligations:

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2020:

	Payment by Period
		Less than
	Total	1 Year	1 to 3 Years

Notes payable	$2,681,000	$1,548,000	$1,133,000
Due to affiliate	50,000	50,000	-
Operating leases	4,209	4,209	-

Total	$2,735,209	$1,602,209	$1,133,000

Not included in the above table are the dividends on our Series A Preferred Stock that are approximately $34,000 each year (approximately $9,000 each quarter), assuming no conversion of the outstanding shares of Series A Preferred Stock into shares of common stock.

Operating Leases

We are operating in leased premises under month-to-month operating leases. Total rent expense on these spaces amounted to approximately $49,000 for 2020 and $30,000 for 2019. The increase in lease expenses is due to the lease of the lab space transitioned in the AOS asset acquisition.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at an initial rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly. We have not paid dividends commencing with the quarterly dividend due August 1, 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure is cured. Dividends due as of December 31, 2020 were approximately $261,000.

The holders of the Series A Preferred Stock have a right to put the stock to the company for an aggregate amount equal to the liquidation preference (approximately $340,000) plus unpaid dividends of $261,000, as of December 31, 2020, in the event of a change in control. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. As of December 31, 2020, there were 13,602 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no significant off-balance sheet arrangements other than operating leases. For a description of our operating lease, see Note 7 to the Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the related notes and the Report of Independent Registered Public Accounting Firms thereon, are included in Applied Energetics’ 2020 Consolidated Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive and Principal Financial Officer (“CEO/PFO”), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

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

Our management, including our CEO/PFO, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, the CEO/PFO has concluded that our internal control over financial reporting was not effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officers and directors:

Name	Age	Principal Position	Director, Term expiring in

Bradford T. Adamczyk	52	Director and Chairman of the Board	One year
Gregory J Quarles	59	Director, President, Chief Executive Officer, and Principal Financial Officer	One year
Jonathan R. Barcklow	37	Director, Vice President and Secretary	Less than One year
John E. Schultz Jr.	67	Director	Less than One year

Messrs. Adamczyk and Barcklow joined the board in March 2018. Mr. Schultz joined the board in November 2018. Dr. Quarles joined the board in May 2019.

Bradford T. Adamczyk: Mr. Adamczyk was elected as the company’s Chairman in May 2019. He served as Principal Executive Officer on August 6, 2018 until becoming Chairman and was elected as a company director on March 8, 2018. Mr. Adamczyk has over 20 years of experience in investments and financial analysis. He founded MoriahStone Investment Management in 2013. MoriahStone Investment Management specializes in both public equities and small-cap private companies. He has also served on the board of directors of BroVo Spirits, LLC since 2014, becoming its Chairman in 2018. Prior to founding MoriahStone, he was a senior securities analyst at Columbus Circle Investors in Stamford, CT, where he focused on technology investments, including software and the internet. Mr. Adamczyk started his financial career at Morgan Stanley after receiving his MBA from the University of Michigan. He received his undergraduate degree from Western Michigan University, graduating Magna Cum Laude.

Gregory J Quarles: Dr. Quarles was elected as the company’s Chief Executive Officer and as a company director effective May 4, 2019. In January 2021, the Board also elected him as President of the company. Prior to that time, he had served on the company’s Scientific Advisory Board since March 18, 2017. Before joining Applied Energetics, Dr. Quarles spent the previous six years with The Optical Society of America (“OSA”) in Washington D.C., both as a member of the Board and the Executive Committee and more recently as the Chief Scientific Officer. His responsibilities at OSA encompassed a broad range of scientific, technical and engineering infrastructure, and included content development for the OSA meetings portfolio, along with many other related projects, highlighted by his reports to Congress. Moreover, Dr. Quarles had been personally involved through OSA in the establishment of many crucial partnerships involving major R&D laboratories and global agencies worldwide. This involvement included being a long-standing member of the U.S. Department of Commerce, Bureau of Industry and Security, and Sensors and Instrumentation Technical Advisory Committee. In addition to his executive leadership, Dr. Quarles is a well-respected member of the laser development community globally with over 30 years of experience since the award of his Ph.D. from Oklahoma State University. He serves on the Scientific Boards of Laser Energetics, Inc., a non-reporting public company trading on the OTC Pink Market (since 2019) and Open Photonics, a private company (since 2012) and the board of directors of Nanocerox Inc., a private company (since 2011). He is a Fellow in both the SPIE and the IEEE Photonics Society and received the Memorial D.S. Rozhdestvensky Medal from the Russian Optical Society (2015). In 2016, he joined the Oklahoma State University CAS Hall of Fame, and in 1996 received the R&D 100 Award for the Ce:LiSAF Laser System.

Jonathan R. Barcklow: Mr. Barcklow was elected as the company’s Vice President and Secretary on November 12, 2018 and was elected as a company director on March 8, 2018. Mr. Barcklow has over 15 years of experience in advisory and management consulting services in federal defense and civilian agencies. He has spent his career in consulting services with both PriceWaterhouseCoopers and KPMG, LLP. Mr. Barcklow has worked for KPMG since 2010 and currently serves as a Managing Director within KPMG’s Federal Management Consulting group focused on providing Digital Innovation solutions and overseeing the delivery of large consulting solutions to Department of Defense clients. Over his career, Mr. Barcklow has been a consultant for a number of federal agencies, including the Department of Veterans Affairs, Department of Homeland Security, Federal Emergency Management Agency, National Science Foundation, Department of the Navy, Marine Corp, Defense Logistics Agency, Office of the Secretary of Defense, and the Deputy Chief Management Office. His work has primarily focused on large-scale strategic transformations, technology and innovation, including big data, advanced analytics, digital experience, blockchain, and Internet of Things (IoT), as well as financial management and compliance.

John E. Schultz Jr. Mr. Schultz was elected as a company director on November 11, 2018. Mr. Schultz has had a long affiliation with Wall Street, having founded CSG Spectra, Inc., a risk analytics firm, in 1984 and Oak Tree Asset Management Ltd. in 2000, where he actively traded securities in managed LLC’s. More recently, Mr. Schultz’s strong networks have emphasized outside-the-box investment opportunities and early-stage new frontier private equity investment deals. Mr. Schultz has an intimate knowledge of Applied Energetics, including its history and financials and has in the past served as a consultant to the company. Mr. Schultz is a graduate of California State University at Long Beach.

Directors Qualifications, Experience and Skills

Our directors bring to our Board a wealth of executive leadership experience derived from their service as senior executives and, in many cases, founders of industry- or knowledge-specific consulting firms or operational businesses. Our board members have demonstrated strong business acumen and an ability to exercise sound judgment and have a reputation for integrity, honesty and adherence to ethical standards. When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the company’s business and structure, we focused primarily on the information discussed in each of the Directors’ individual biographies set forth above and the specific individual qualifications, experience and skills as described below:

●	Mr. Adamczyk’s qualifications as a director include his expertise in finance and his experience working with other companies to overcome near-term financial or strategic challenges.

●	Dr. Quarles’s qualifications as a director include his experience as director and senior executive in the laser industry with primary focus on the defense and aerospace sector.

●	Mr. Barcklow’s qualifications as a director include his experience in management consulting and his knowledge of the defense industry and government contracting.

●

Mr. Schultz’s qualifications as a director include his expertise in the equity investment industry and having been a friend of Applied Energetics since its public inception in 2004, and his intimate knowledge of the company’s background, including its history and financials.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Applied Energetics, and any persons who own more than ten percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC. Officers and directors of Applied Energetics, and greater than ten percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. None of our officers or directors failed to file any Section 16(a) forms.

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

Applied Energetics, Inc.

Attention: Compliance Officer

2480 West Ruthrauff Road, Suite 140 Q,

Tucson, AZ 85705

Committees of the Board of Directors

The members of the Board of Directors continue to evaluate the need and utility of establishing one or more committees of the Board of Directors and to review relevant legal or regulatory requirements with respect thereto. At present all functions that would be fulfilled by committees are being fulfilled by the entire board, and the board believes that currently no committees are necessary or legally required.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses, for the periods presented, the compensation for the person who served as our Chief Executive Officer (and Principal Financial Officer) for the years ended December 31, 2020 and 2019, Bradford T Adamczyk was Principal Executive Officer from August 6, 2018 to May 6, 2019. Gregory J Quarles had been our Chief Executive Officer since May 6, 2019 and was elected President as of January 2021. Messrs. Adamczyk and Barcklow also receive compensation as directors as set forth under Director Compensation below.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	All Other Compensation (2)		Total
Bradford T. Adamczyk,	2020		$-	$-	$-	$			$-
Principal Executive Officer	2019	$		$-
Gregory J Quarles, President	2020		$250,000	$79,000	$-		$62,683		$391,683
and Chief Executive Officer	2019		$163,306	$-	$1,650,000		$-		$1,813,306
Jonathan R. Barcklow,	2020		$-	$-	$-		$-	$
Vice President and Secretary	2019		$-	$-	$-		$-		$-

(1)	In May 2019, Dr. Quarles was granted 5,000,000 shares under options to purchase common stock.
(2)	Dr. Quarles’ all other compensation was for moving expenses, group term life insurance and tax gross up.

Director Compensation

The following table discloses our director compensation for the years ended December 31, 2020 and 2019:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other compensation ($)	Total ($)
Bradford T. Adamczyk,	2020	$135,000	$-	$-	$-	$135,000
Chairman	2019	$-	$-	$-	$-	$-
Jonathan R. Barcklow,	2020	$46,000	$-	$-	$-	$46,000
Vice President and Secretary	2019	$-	$-	$-	$-	$-
John E Schultz, Jr.	2020	$75,000	$-	$-	$-	$75,000
	2019	$-	$-	$-	$-	$-

Board Considerations in Determining Salaries

During the fourth quarter of 2020, our Board of Directors retained Innovative Compensation and Benefits Concepts, LLC and its principal, Robert B. Jones, to gather the necessary data, including review of relevant company information, the level of work contributed by each director, and compensation levels among peer companies, and render two separate reports with recommendations on appropriate compensation levels for each member of our Board of Directors as well as our current and possible future executive officers. The Board considered these recommendations carefully before implementing the Board compensation and the amendment to Dr. Quarles’s Executive Employment Agreement.

The various levels of compensation among members of the Board of Directors reflect the number of hours dedicated by each director and special assignments and projects undertaken by each on behalf of the company.Mr. Adamczyk’s compensation as Chairman consists of a board retainer of $70,000, and he receives an additional $65,000 for his assumption of capital and corporate finance and investor relations duties. Mr. Schultz’s compensation consists of a board retainer of $40,000, and he receives an additional $35,000 for his service in tending to legal affairs, accounting and information technology for the company. Mr. Barcklow’s compensation consists of a board retainer of $40,000, and he receives an additional $6,000 for his service as Secretary and maintaining records of board proceedings. The Board of Directors has also voted to keep this same rate of compensation in 2021 to preserve cash to implement the company’s planned operations.

Employment Agreements for Named Executive Officers

As of April 18, 2019, we entered into an Executive Employment Agreement with Dr. Gregory J Quarles setting forth the terms of his service as Chief Executive Officer. The agreement is for a term of three years and is renewable thereafter for sequential one-year periods. The agreement may be terminated by the company for “cause” or by Quarles for “Good Reason” both of which terms are defined in the agreement. The agreement may also be terminated, without cause or Good Reason, by either party upon sixty days’ written notice to the other.

The agreement calls for (i) a cash salary of $250,000 per annum, payable monthly, and eligibility for a discretionary bonus within 60 days of the end of each year, and (ii) options to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.35 per share. These options were issued pursuant to a grant agreement, dated as of April 18, 2019 and vest immediately with respect to 500,000 shares and in semi-annual installments with respect to the remaining 4,500,000 shares. The agreement also provides for Quarles to retain 2,000,000 options previously granted to him under a Consultant Stock Option Agreement in 2017, for his services on the Scientific Advisory Board, which are subject to vesting based on achievement of performance milestones. Dr. Quarles forfeited options to purchase an additional 1,500,000 shares under another prior option agreement. Under the agreement, Dr. Quarles also is to receive health and life insurance as well as other standard benefits. The agreement also requires the company to reimburse certain out-of-pocket expenses and to compensate Quarles in the event that it requires him to resign from certain boards on which he serves.

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

This agreement was amended December 15, 2020 increasing Dr. Quarles’s salary to $300,000 per year effective January 1, 2021 and naming Dr. Quarles as President as well as CEO.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the named executives at December 31, 2020:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price	Option Expiration Date
Gregory J. Quarles	2,000,000	(1)	-	$0.05	02/28/2022
	2,750,000	(2)	2,250,000	$0.35	04/18/2029
Jonathan R. Barcklow	4,500,000	(3)	500,000	$0.07	11/12/2028

(1)	This option was previously granted to Dr. Quarles under a Consultant Stock Option Agreement in 2017, for his services on the Scientific Advisory Board, which vested immediately with respect to 500,000 shares, up to an additional 250,000 shares upon achievement of the first $1 million in revenue, up to an additional 250,000 shares upon achievement of the next $2 million in revenues and up to an additional 1 million shares upon achievement of the next $5 million in revenues.

(2)	These options vest immediately with respect to 500,000 shares and in six semi-annual installments of 750,000 shares with respect to the remaining 4,500,000 shares.

(3)	The option granted to Mr. Barcklow vested immediately as to 1,800,000 shares and 200,000 shares per month thereafter through February of 2020. The vesting schedule was calculated monthly based on a start date of March 2018 when he became a director of the company. Additionally, with respect to 2,500,000 shares, the company must achieve certain milestones in the 20-day moving average share price of its common stock for the options to be exercisable. This option will be exercisable in the amount of 1,500,000 shares upon the 20-day moving average share price reaching $0.15 per share, 1,000,000 shares at $0.25 per share and 500,000 shares at $0.50 per share. A portion of Mr. Barcklow’s board compensation reflects his services as Vice President and Secretary, but he does receive director compensation for his board service as set forth under Director Compensation.

In addition to the foregoing, as of December 31, 2020, Bradford T. Adamczyk, director and Chairman of the Board, held options to purchase up to 5,000,000 shares of common stock, and John Schultz, a director, held options to purchase up to 2,500,000 shares of common stock, each at an exercise price of $0.07 per share and both of which expire on November 12, 2028. Details regarding these options are set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below.

Payments upon Termination or Change-In-Control

There are no termination or change in control agreements in place that would require payments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2020, none of our executive officers served on the Board of Directors or the Compensation Committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 29, 2021:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 29, 2021 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options which are currently held by that person and which are exercisable within such 60-day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 198,875,149 shares outstanding on March 29, 2021.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)

Bradford T Adamczyk	7,235,081	(2)	3.5%
Gregory J Quarles	4,000,000	(3)	1.7%
Jonathon R Barcklow	6,000,000	(4)	2.9%
John E Schultz Jr	4,372,624	(5)	2.2%
Stephen W. McCahon	14,677,861	(6)	7.4%
Kevin T McFadden	12,225,000	(7)	6.1%

All directors and executive officers as a group (4 persons)	20,607,705		9.8%

(1)	Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options or warrants held by that person that are exercisable within 60 days of the Record Date.

(2)	Based on information contained in a Form 4, filed with the SEC on May 20, 2020. Includes 1,563,593 shares held by Moriah Stone Global L.P., which is controlled by Mr. Adamczyk. Also includes 5,000,000 shares underlying options.

(3)	Based on information contained in a Form 3, filed with the SEC on May 20, 2020. Dr. Quarles has options to purchase up to 2,000,000 shares of common stock, which are vested as to 500,000 shares, the remaining 1,500,000 being subject to the company achieving milestones for their vesting. Dr. Quarles also has options to purchase up to 5,000,000 shares which are vested as to 2,000,000 shares of common stock.

(4)	Based on information contained in a Form 4, filed with the SEC on December 21, 2018. Includes 5,000,000 shares underlying options.

(5)	Based on information contained in a Form ,3 filed with the SEC on February 14, 2019. Includes 500,000 shares held by Oak Tree Asset Management Ltd., which is controlled by Mr. Schultz, and 770,322 shares held by Mary Schultz, Mr. Schultz’s wife. Also includes 2,500,000 shares underlying options.

(6)	Based on information known by the company and Dr. McCahon’s Schedule 13G filed with the SEC on February 24, 2017. Dr. McCahon’s address is C/O Applied Optical Sciences, 4595 Palo Verde Rd. Suite 517, Tucson, Arizona 85714.

(7)	Based on information known by the company and Mr. McFadden’s Schedule 13G, filed with the SEC on September 29, 2020. Includes a warrant to purchase 125,000 shares of common stock. Mr. McFadden’s address is 21 Tow Path Lane South, Richmond, VA 23221

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2020:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	20,150,000	$0.16	29,850,000
Equity compensation plans not approved by security holders
Total	20,150,000	$0.16	29,850,000

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2020.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to the company by its independent registered Public Accounting firm for the years ended December 31, 2020 and December 31, 2019.

	2020	2019
Audit fees	$44,500	$46,000
Audit related fees	-	-
All other fees	5,000	-
Tax fees	6,000	5,000

	$55,500	$51,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this report:

(a)	(1) The Consolidated Financial Statements of Applied Energetics, Inc. are filed as part of this report on page F-1 following the signatures.

Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Amended and Restated Plan and Agreement of Merger entered into as of March 17, 2004, by and among U.S. Home & Garden, Inc. (“USHG”), Ionatron Acquisition Corp., a wholly-owned subsidiary of USHG, Robert Kassel (for purposes of Sections 5.9, 6.2(d), 6.2(j), 9.4 and 10.10 only), Fred Heiden (for purposes of Section 9.4 only), and Ionatron, Inc. and Robert Howard, Stephen W. McCahon, Thomas C. Dearmin and Joseph C. Hayden (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on March 24, 2004).
3.1	Certificate of Incorporation, as amended, (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-KSB for the fiscal year ended June 30, 1995).
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on April 29, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).
3.3	Certificate of Elimination of the 10% Series A Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).
3.4	Certificate of Designation of the 6.5% Series A Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s 8-K filed with the SEC on October 28, 2005).
3.5	Certificate of Ownership and Merger of Applied Energetics, Inc. into Ionatron, Inc. (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on February 20, 2008).
3.6	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the Quarter ended June 30, 2007.

3.7	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 10, 2007.
4.1	Form of certificate evidencing Common Stock, $.001 par value, of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-38483)).
10.1	2018 Incentive Stock Plan (Previously filed).
10.2	Consulting and Advisory Services Agreement, effective as of February 15, 2019, by and between the Registrant and WCC Ventures, LLC (incorporated by reference to Exhibit 99 to Form 8-K filed with the SEC on February 22, 2019).
10.3	Advisory Board Agreement by and between registrant and Christopher Donaghey (Previously filed).
10.4	Executive Employment Agreement, dated as of April 18,2019, by and between the Registrant and Gregory J. Quarles (previously filed).
10.5	Scientific Advisory Board Agreement, by and between the Registrant and Charles Hale (Previously filed.)
10.6	Consulting Agreement, by and between the Registrant and SWM Consulting, LLC (incorporated by reference to comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on May 31, 2019)
10.7	Asset Purchase Agreement, by and between the Registrant and Applied Optical Sciences, Inc. LLC (incorporated by reference to comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on May 31, 2019)
10.8	Contract/Order for Supplied and Services with the Department of the Army, dated as of March 3, 2020 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2019)
10.9	Lease Agreement, by and between the Registrant and Campus Research Corporation (incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed with the SEC on March 17, 2021.
21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006)
23.1	Consent of RBSM LLP
31.1	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	President, Chief Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Compensation Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2010)
99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009)
99.3	Audit Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April, 2021.

APPLIED ENERGETICS, INC.

By	/s/ Gregory J Quarles
Gregory J Quarles, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of April, 2021 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Bradford T. Adamczyk	Director, Chairman of the Board
Bradford T. Adamczyk

/s/ Gregory J. Quarles	Director, President, Chief Executive Officer and Principal Financial Officer
Gregory J. Quarles

/s/ Jonathan R. Barcklow	Director, Vice President and Secretary
Jonathan R. Barcklow

/s/ John E. Schultz Jr.	Director
John E. Schultz Jr.

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Applied Energetics, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. and Subsidiary (collectively, the “company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the company’s auditor since 2016.

Henderson, NV

April 12, 2021

APPLIED ENERGETICS, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$3,323,290	$88,415
Other receivable	2,880	2,880
Other assets	39,352	52,686
Total current assets	3,365,522	143,981

Long-term assets
Long-term receivables	-	582,377
Property and equipment - net	19,466	36,568
Deferred compensation	1,250,001	2,083,334
Total Long-term assets	1,269,467	2,702,279
TOTAL ASSETS	$4,634,989	$2,846,260

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$152,445	$472,868
Accrued officer compensation	-	206,000
Notes payable	1,547,695	3,467,890
Due to related parties	50,000	50,000
Accrued expenses	938	23,587
Accrued dividends	48,079	48,079
Total current liabilities	1,799,157	4,268,424
Long-term liabilities
Long-term notes payable	1,000,000	1,500,000
Long-term notes payable CARES Act PPP Loan	133,462	-
Total liabilities	2,932,619	$5,768,424

Commitments and contingencies

Stockholders’ equity (deficit)
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at December 31, 2020 and at December 31, 2019 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 190,529,320 and 206,569,062 shares issued and outstanding at December 31, 2020 and at December 31, 2019, respectively	190,529	206,569
Additional paid-in capital	93,778,591	85,907,523
Accumulated deficit	(92,266,764)	(89,036,270)
Total stockholders’ equity (deficit)	1,702,370	(2,922,164)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,634,989	$2,846,260

The accompanying notes are an integral part of these financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2020	2019

Revenue	$175,920	$-
Cost of revenue	(153,630)	-

Gross profit	22,290	-

Operating expenses:
General and administrative	4,698,624	4,622,624
Selling and marketing	296,461	213,738
Research and development	266,864	335,445
Total operating expenses	5,261,949	5,171,807

Operating loss	(5,239,659)	(5,171,807)

Other income/(expense)
Other income	15,832	19,046
Gain on settlement	3,206,000	-
Interest expense	(1,212,667)	(403,578)
Total other income/(expense)	2,009,165	(384,532)

Loss before provision for income taxes	(3,230,494)	(5,556,339)

Provision for income taxes	-	-

Net loss	(3,230,494)	(5,556,339)

Preferred stock dividends	(34,005)	(34,005)

Net loss attributable to common stockholders	$(3,264,499)	$(5,590,344)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	193,505,618	204,486,058

The accompanying notes are an integral part of these financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2018	13,602	$14	201,697,396	$201,697	$82,637,749	$(83,479,932)	$(640,472)
Warrants issued with debt	-	-	-	-	263,237	-	263,237
Shares issued for services	-	-	25,000	25	-	-	25
Sale of common stock	-	-	4,846,666	4,847	849,152	-	853,999
Stock-based compensation expense	-	-	-	-	2,157,385	-	2,157,385
Net loss for the year ended December 31, 2019	-	-	-	-	-	(5,556,339)	(5,556,339)
Balance as of December 31, 2019	13,602	$14	206,569,062	$206,569	$85,907,523	$(89,036,271)	$(2,922,165)
Stock-based compensation expense					1,487,701		1,487,701
Restricted stock agreement-based non-cash compensation			18,750	19	13,106		13,125
Common stock issued on exercise of stock option and warrant			1,075,000	1,075	74,175		75,250
Sale of common stock			5,480,334	5,480	1,638,620		1,644,100
Cancellation of common stock	-	-	(31,000,000)	(31,000)	31,000	-	-
Purchase and cancellation of common stock			(5,000,000)	(5,000)	(1,495,000)		(1,500,000)
Stock issuance to pay off convertible notes and accrued interest	-	-	18,386,174	18,386	5,497,466	-	5,515,852
Purchase and cancellation of common stock	-	-	(5,000,000)	(5,000)	(295,000)	-	(300,000)
Recognize beneficial conversion feature	-	-	-	-	919,000	-	919,000
Net loss for the year ended December 31, 2020	-	-	-	-	-	(3,230,494)	(3,230,494)
Balance as of December 31, 2020	13,602	$14	190,529,320	$190,529	$93,778,591	$(92,266,764)	$1,702,369

The accompanying notes are an integral part of these financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,230,494)	$(5,556,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense	1,500,825	2,157,385
Shares issued for services	-	25
Gain on settlement of accrued compensation	(206,000)	-
Common Stock issued for interest expenses	229,296	-
Amortization of beneficial conversion feature	919,000	-
Depreciation and amortization	17,102	14,738
Amortization of future compensation payable	833,333	203,333
Amortization of prepaid assets	149,856	-
Changes in assets and liabilities:
Accounts receivable	9,888	(9,888)
Other receivable	-	57,432
Inventory	5,930	(5,930)
Prepaids and deposits	(44,275)	217,113
Long term receivables - net	-	(141,182)
Accounts payable	(232,341)	(222,140)
Accrued interest	(89,755)	396,578
Accrued expenses	(22,649)	(361,266)
Net cash used in operating activities	(160,284)	(3,250,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(12,419)
Net cash used by investing activities	-	(12,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,644,100	853,999
Purchase and cancellation of stock	(1,300,000)	-
Repayment of insurance premium loan	(108,064)	-
Repayment on note payable	(1,372,887)	(31,576)
Proceeds from note payable	4,324,000	2,350,000
Proceeds from SBA loan	132,760	-
Proceeds from the exercise of stock options and warrants	75,250	-
Net cash provided by financing activities	3,395,159	3,172,423
Net increase (decrease) in cash and cash equivalents	3,234,875	(90,137)
Cash and cash equivalents, beginning of year	88,415	178,552
Cash and cash equivalents, end of year	$3,323,290	$88,415
Supplemental Cash Flow Information
Cash paid for interest	$143,070	$2,914
Cash paid for taxes	$-	$-
Schedule of Non-Cash Information
Insurance financing for prepaid insurance	$108,064	$-
Discount on note payable on purchase of Applied Optical Sciences	$-	$2,500,000
Amortization of discount on note payable	$-	$(28,333)
Common stock issued for accrued interest	$32,942	$-
Common stock issued for repayment of convertible notes	$5,253,614	$-
Long term investment utilized for cancellation of shares	$500,000	$-
Note payable on purchase of Applied Optical Sciences	$-	$(2,500,000)
Initial beneficial conversion feature on convertible note	$919,000	$114,684

The accompanying notes are an integral part of these financial statements.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2020, the company incurred a net loss of approximately $3,230,000, had negative cash flows from operations of approximately $160,000 and may incur additional future losses due to the reduction in Government contract activity. At December 31, 2020, the Company had total current assets of approximately $3,400,000 and total current liabilities of approximately $1,800,000 resulting in working capital of approximately $1,600,000. At December 31, 2020, the Company had cash of $3,323,290.

On February 2, 2021 and February 8, 2021, the Company completed the issuance of 7,056,250 total shares of its common stock at a price of $0.32 per share, or $2,258,000 in the aggregate.  As of March 31, 2021, the Company had cash of approximately $4,300,000. Based on the Company’s current business plan, it believes its cash balance as of the date of this filing will be sufficient to meet its anticipated cash requirements for the next twelve months. However, there can be no assurance that the current business plan will be achievable. Such conditions raise substantial doubts about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition, carrying amounts of long-lived assets, valuation assumptions for share-based payments, evaluation of debt modification accounting, effective borrowing rate determinations, analysis of fair value transferred upon debt extinguishment, valuation and calculation of measurements of income tax assets and liabilities and valuation of debt discount related to beneficial conversion features.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 35,612,091 and 35,246,757 for the years ended December 31, 2020 and 2019, respectively.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”) to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled. The Company determines revenue recognition through the following steps:

i.	Identification of the contract, or contracts, with a customer

ii.	Identification of the performance obligations in the contract

iii.	Determination of the transaction price

iv.	Allocation of the transaction price to the performance obligations in the contract

v.	Recognition of revenue, when, or as, the Company satisfied the performance obligation

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company generated revenue from its customer by preparing a technical report. The Company’s single performance obligation was to deliver the final technical report detailing the findings of the Company’s investigations. The fee for the report was fixed. During the year ending December 31, 2020, the Company recognized $175,920 related to the delivery of the final report.

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

Significant Concentrations and Risks

We maintain cash balances at a commercial bank and, at times, balances exceed FDIC limits. As of December 31, 2020 approximately $3,073,000 was uninsured.

NOTE 2 – NEW ACCOUNTING STANDARDS

The company has reviewed all issued accounting pronouncements and plans to adopt those that are applicable to it. The company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

In December 2019, the FASB issued amended guidance in the form of ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is in the initial stage of evaluating the impact of this new standard however it does not believe the guidance will have a material impact on our financial statements.

On August 5, 2020, the FASB issued ASU No. 2020-06 which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 simplifies the guidance in U.S. GAAP on the issuer’s accounting for convertible debt instruments. Such guidance includes multiple disparate sets of classification, measurement, and derecognition requirements whose interactions are complex. ASU 2020-06 is effective for annual periods beginning after December 15, 2021 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is in the initial stage of evaluating the impact of this new standard however it does not believe the guidance will have a material impact on our financial statements.

NOTE 3 – NOTES PAYABLE

On May 24, 2019, the Company entered into an Asset Purchase Agreement (the “APA”) with Applied Optical Sciences, LLC (“AOS”) to acquire certain assets. As consideration for the APA, the Company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The note is non-interest bearing and shall be repaid in equal installments, the first payment is due on February 10, 2021 and subsequent payments being due May, 24, 2021 and the remainder on the last day of each six-month period thereafter, the final such payment being due on November 24, 2022. The Promissory Note may be prepaid at any time (in whole or in part). Upon inception, the Company recorded a debt discount in the amount of $2,500,000 in relation to the transaction which is being amortized over the life of the loan as compensation expense. As of December 31, 2020 and 2019, the note is not in default.

During the year ended December 31, 2019, the company received $2,350,000 from eleven non-affiliated individuals based on 10% Promissory Notes (“Notes”). $1,150,000 of the Notes mature September 1, 2019 and $1,200,000 of the notes mature December 1, 2019. The Notes are accompanied by a Common Stock Purchase Warrant (a “Warrant”) entitling the holder to purchase one share of the company’s common stock, par value $0.001 per share (the “Common Shares”), for each $2.00 of Note principle, at an exercise price of $0.07 per share, for two years from the date of issuance. During the year ended December 31, 2020, the Company cash settled $1,525,490 of principal and interest and exchanged $1,087,699 of principal and interest for convertible notes (the Exchange Notes”). The Exchange Notes are convertible into shares of our common stock at a conversion price of $0.30 per share. The Company evaluated the Exchange Notes for modification accounting in accordance with ASC 470-50 and concluded that the modification qualified for debt extinguishment as the debt is substantially different because a substantive conversion option was added. Company recorded $210,966 as additional paid-in capital in relation to the beneficial conversion feature entered into upon exchange. During the year ended December 31, 2020, the Company converted the principal and interest of $1,108,590 into 3,695,301 shares of common stock. During the period ending December 31, 2020, the Company amortized the $210,966 as interest expense in the consolidated statements of operations upon conversion. As of December 31, 2020, these notes were not outstanding.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2020, the Company received $4,324,000 in bridge funding pursuant to 10% Convertible Promissory Notes. These notes are convertible into shares of our common stock at a conversion price of $0.30 per share, as negotiated with the holders based on the prevailing market price of the common stock leading up to the issuance of the notes. At any time after October 15, 2020 until July 15, 2021, the date of maturity, (i) each investor may elect to convert these notes into shares of our common stock, at a conversion price of $0.30 per share and (ii) the company may elect to prepay, either in cash or in shares of common stock at a price of $0.30 per share, at the option of the holder, the amount of principal and interest then outstanding under each note. In the event we elect to prepay the notes, we will notify the holders, each of whom will then have five business days to notify the company if they prefer to receive such prepayment in cash or stock. These notes are payable in full at maturity. In lieu of repayment of the principal and interest on the notes at maturity, the Company may elect to convert the amounts due into shares of Common Stock at a price of $0.15 per share. In November of 2020, the Company converted the total principal and interest of $4,407,262 into 14,690,873 shares of common stock. The Company recorded a debt discount in the amount of $708,034 in relation to the conversion feature which was fully amortized to interest expense in the consolidated statements of operations during the year ended December 31, 2020.

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

The following reconciles notes payable as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Beginning balance	$4,967,890	$-
Notes payable	4,456,760	4,880,000
Accrued interest	297,849	119,218
Transfer from prepaid	108,064	54,329
Initial beneficial conversion feature	(919,000)	-
Amortize beneficial conversion feature	919,000	-
Payments on notes payable	(1,480,951)	(85,657)
Repayment of interest	(152,603)	-
Converted into common stock	(5,515,852)	-
Total	2,681,157	4,967,890
Less-Notes payable - current	(1,547,695)	(3,467,890)
Notes payable - non-current	$1,133,462	$1,500,000

Future principal payments for the Company’s Notes as of December 31, 2020 are as follows:

2021	$1,547,695
2022	1,133,462
Thereafter	-
Total	$2,681,157

Of the $2,681,000 note payable balance, $1,548,000 are short term of which $1,500,000 are payments on the note to acquire Applied Optical Sciences and $1,133,000 are long term, of which $1,000,000 are payments on the note to acquire Applied Optical Sciences. Of the note to acquire Applied Optical Sciences, the first payment is due on February 10, 2021 and subsequent payments being due May, 24, 2021 and the remainder on the last day of each six-month period thereafter, the final such payment being due on November 24, 2022.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEFERRED COMPENSATION

On May 24, 2019, the company entered into the APA with AOS to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The company also recorded a debt discount, which is reported on the balance sheet as deferred compensation, in the amount of $2,500,000 in relation to the transaction which is being amortized over the life of the loan as compensation expense. The amortization of deferred compensation for the year ended December 31, 2020 was $833,000 and for the year ended December 31, 2019 was $417,000.

NOTE 5 – DUE TO RELATED PARTIES

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

In January 2020, the company issued 25,000 shares upon exercise of a warrant by a non-affiliated warrant holder at an exercise price of $0.07 per share.

In February 2020, the company received $510,000 from a non-affiliated individual based on a subscription agreement with the company for which the company issued 1,700,000 shares of its common stock.

In April, 2020, the company received $73,500 from an individual based on warrant and option exercises for which the company issued 1,050,000 shares of its common stock.

In April, 2020, the company received $532,000 from individuals based on subscription agreements with the company for which the company issued 1,770,334 shares of its common stock.

June 2020, we entered into a Mutual Release and Hold Harmless Agreement with a stockholder resolving claims related to the issuance of 1,000,000 shares of our common stock, par value $0.001 per share, to that stockholder, as directed by prior company CEO George Farley, as compensation for valuation services. The shares have been returned and cancelled recorded at $0.001 par, for $1,000.

In June 2020, we issued 18,750 shares of common stock based on a restricted stock agreement with a contractor. The closing price of our common stock on grant date was $0.35 per share.

In August 2020, pursuant to a consulting agreement with Stephen W McCahon, the company repurchased 5,000,000 shares of the company’s common stock from Mr. McCahon for $300,000. The shares were removed from outstanding status and were cancelled.

Due to a September 24, 2020 settlement with George Farley and AnneMarieCo, the company paid $1,000,000 to Mr. Farley’s attorney. Additionally, the company directed that $500,000 of its deposited bond also be paid to Mr. Farley’s attorney. According to the settlement, 25,000,000 shares of the company’s common shares belonging to Mr. Farley and AnneMarieCo were removed from outstanding status and were cancelled.

Due to an October 2, 2020 settlement with Stein Riso Mantel McDonough, LLP, 10,000,000 shares of the company’s common shares belonging to Stein Riso Mantel McDonough, LLP were removed from outstanding status and were cancelled. The cancellation was recorded at $0.001 par or $10,000.00. As a part of the settlement, the company received $3,000,000 which is shown as gain on settlement under the Statement of Operations.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2020, the Company issued 18,386,174 shares of common stock upon the conversion of $5,515,852 of convertible note and accrued interest (see Note 3),

In March, 2021, notes containing a principal balance of approximately $45,000 with a maturity date of September 1, 2019 converted into approximately 158,000 shares of common stock.

In January 2019, the company received $150,000 from 3 non-affiliated individuals based on subscription agreements with the company for which the company issued 2,500,000 shares of its common stock.

During the fourth quarter of 2019, the company received $704,000 from four non-affiliated individuals based on subscription agreements with the company for which the company issued 2,346,666 shares of its common stock.

In April 2019, the company granted 75,000 shares under a restricted stock agreement valued at $26,250 of which $8,882 was recognized in 2019 and $13,125 was recognized in 2020. The shares to vest semi-annually over two years with the first installment six months from the agreement; provided, however, if either party terminates the agreement at any time prior to the last date of it ending, then the shares will vest, pro rata, for each month served since the most recent prior semi-annual vesting date.

Preferred Stock

As of December 31, 2020 and 2019 there were 13,602 and 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of December 31, 2020 including previously accrued dividends included in our balance sheet are approximately $255,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was approximately $1,501,000 and $2,157,000 for the years ended December 31, 2020 and 2019, respectively, which was charged to general and administrative expense.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

The following table sets forth information regarding awards under our 2018 Incentive Stock Plan:

As of December 31, 2020
	Share Grants Approved	Options Outstanding	Shares Available for Award
2018 Incentive Stock Plan	50,000,000	20,150,000	29,850,000
Total	50,000,000	20,150,000	29,850,000

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model applying the assumptions in the following table:

	For the year ended December 31,
	2020	2019
Expected life (years)	N/A	5.5 - 6.75
Dividend yield	N/A	0%
Expected volatility	N/A	232%
Risk free interest rates	N/A	2.47%
Weighted average fair value of options at grant date	N/A	$0.3400

For the year ended December 31, 2020, no options to purchase stock were granted, no options to purchase stock were forfeited, additionally, 900,000 options to purchase stock were exercised with a weighted average exercise price of $0.07 per share, no options expired; no restricted stock purchase offers were granted, vested or forfeited. At December 31, 2020, options to purchase 32,000,000 shares of common stock were outstanding with a weighted average exercise price of $0.1419 with a weighted average remaining contract term of approximately 5.6 years with an aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of $6,054,000. At December 31, 2020 options for 24,363,000 shares were exercisable. There was no activity of our restricted stock units and restricted stock grants for the years ended December 31, 2020 and 2019.

As of December 31, 2020, there was approximately $913,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately one year.

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of our stock options for the years ended December 31, 2020, and 2019:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2018	29,250,000	$0.1025
Granted	6,650,000	$0.3545
Exercised	-	$-
Forfeited or expired	(3,000,000)	$0.2500
Outstanding at December 31, 2019	32,900,000	$0.1400
Granted	-	$-
Exercised	(900,000)	$0.0700
Forfeited or expired	-	$-
Outstanding at December 31, 2020	32,000,000	$0.1419

Exercisable at December 31, 2020	24,362,500	$0.1037

As of December 31, 2020 and December 31, 2019 there was no unrecognized stock-based compensation related to unvested restricted stock, net of estimated forfeitures.

As of December 31, 2020 and December 31, 2019 there was $892,000 and $1,561,000, respectively, in unrecognized stock-based compensation related to a lockup agreement on 5,000,000 shares of common stock in the acquisition of AOS valued at $0.4014 a share as that was the closing price on the date of the contract and is amortized over 36 months. $669,000 and $446,000 was amortized for the years ended December 31, 2020 and December 31, 2019, respectively

We determine the fair value of warrant grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model applying the assumptions in the following table:

	For the year ended December 31,
	2020	2019
Expected life (years)	1.0	1.0
Dividend yield	0%	0%
Expected volatility	125.19%	249%-149%
Risk free interest rates	0.14%	2.4-1.54%
Weighted average fair value of options at grant date	$.308	$0.0632

	Warrant Activity
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2018	-	$-

Warrants Issued	3,675,000	$0.0632

Outstanding at December 31, 2019	3,675,000	$0.0632

Warrants Issued	50,000	$0.0500
Warrants exercised	(175,000)	$0.0700

Outstanding and exercisable at December 31, 2020	3,550,000	$0.0627	6.17

	Warrants Outstanding			Warrants Exercisable
		Weighted Avg.
		Remaining
	Shares	Contractual	Weighted Avg.	Shares	Weighted Avg.
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercise Price

$0.05 - $0.08	3,550,000	0.0627	$6.17	3,550,000	$6.17
	3,550,000	0.0627	$6.17	3,550,000	$6.17

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2016, we moved and entered into a month-to-month lease agreement to lease office space in Tucson, Arizona. In May 2019, we acquired Applied Optical Sciences and assumed the month-to-month lease for office and laboratory space also in Tucson, Arizona.

Rent expense was approximately $49,000 and $30,000 for 2020 and 2019, respectively.

In March 2021, we signed a five-year lease for a 13,000 square foot laboratory/office space here in Tucson. The lease term begins May 1, 2021 and ends on April 30, 2026. The base rent is $6.7626 per rentable square foot for year one, and escalates to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

At December 31, 2020, we had approximately $4,209 in future minimum lease payments due in less than a year.

Guarantees

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director’s and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of December 31, 2020 and 2019.

Litigation

As previously reported, on July 3, 2018, we commenced a lawsuit in the Court of Chancery of the State of Delaware against the company’s former director and principal executive officer George Farley (“Farley”) and AnneMarieCo LLC (“AMC”). The parties settled the lawsuit via a written settlement agreement dated September 24, 2020. Under the agreement, 20,000,000 of the 25,000,000 shares originally issued to Farley (20,000,000 of which were transferred to AMC) were invalidated, the remaining 5,000,000 shares being deemed valid under Section 205 of the Delaware General Corporation Law. The agreement calls for the company to repurchase the remaining 5,000,000 shares at a price of $0.30 per share for an aggregate purchase price of $1,500,000. The agreement also provided for the release and return to the company of funds in the amount of $582,377.26, plus interest, securing the bond posted by the company in connection with the preliminary injunction issued in the litigation. The agreement also contains standard mutual general release and confidentiality provisions. Approximately, $206,000 accrued compensation was forgone as per settlement agreement was shown as gain on settlement.

In a related matter, on February 8, 2019, the company filed a complaint against Stein Riso Mantel McDonough, LLP (“Stein Riso”), its former counsel, in the United States District Court for the Southern District of New York. The parties settled the lawsuit via a written settlement agreement dated October 2, 2020. Pursuant to the agreement, Stein Riso paid the company three million dollars ($3,000,000) and returned to the company ten million (10,000,000) shares of the company’s common stock, par value $0.001 per share. Stein Riso entered into the Settlement Agreement without any admission of liability. The parties filed a Stipulation of Dismissal with Prejudice as to all claims asserted or which could have been asserted in the lawsuit. The agreement also contains standard mutual general release and confidentiality provisions.

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen, counsel for defendants, George Farley and AnneMarieCo LLC, in the aforesaid Delaware litigation, filed a claim in the District Court for the Southern District of New York against the company, its directors, officers, attorneys and a consultant. The action alleges libel, securities fraud and related claims. The company believes that this suit lacks merit and intends to dispute these allegations. The company filed a motion to dismiss the complaint on October 24, 2019. On December 13, 2019, Gusrae Kaplan and Mr. Whalen filed an opposition to the Company’s motion. On January 10, 2020, the company filed a reply brief. The United States District Court has not yet ruled on the motion.

On June 15, 2020, Grace A.C. Dearmin, as the Administrator of the Estate of Thomas Carr Dearmin, filed a cross-complaint against the company and company directors Jonathan Barcklow and Bradford Adamczyk, alleging causes of action against them for Breach of Contract and Conversion. The causes of action against the company allege that the company’s Board of Directors voted to compensate its former CEO and director, Thomas Dearmin, as reflected in board meeting minutes dated May 11, 2018, and June 25, 2018, but failed to pay compensation owed to Mr. Dearmin. These causes of action further allege that, if incentive milestones of the company’s stock price were reached, Mr. Dearmin’s estate is owed up to 5 million shares of company common stock, or the current monetary value of that stock. On November 17, 2020, the company, Mr. Barcklow and Mr. Adamczyk filed motions to dismiss the cross-complaint against them on substantive and jurisdictional grounds. On February 8, 2021, the court granted the motion to dismiss on personal jurisdiction grounds as to the company, Mr. Barcklow and Mr. Adamczyk.

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. Gusrae, Kaplan & Nusbaum and Ryan Whalen have not yet responded to the complaint.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

We may, from time to time, be involved in legal proceedings arising from the normal course of business.

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

An analysis of the difference between the expected federal income tax for the years ended December 31, 2020 and 2019, and the effective income tax rate is as follows::

	2020		2019

Taxes calculated at federal rate	$(634,101)	21.0%	$(1,166,831)	21.0%
State income tax, net of federal benefit	(90,903)	3.0%	(213,340)	3.8%
Change in Valuation Allowance	463,091	-15.3%	1,203,231	-21.7%
Expiration of tax attributes	161,254	-5.3%	175,036	-3.1%
Prior period adjustment	(49,105)	-1.6%	-	0.0%
Permenant items	149,764	-5.0%	1,904	0.0%
Provision (benefit) for taxes	$-	0%	$-	0%

Tax effects of temporary differences at December 31, 2020 and December 31, 2019 are as follows:

	2020	2019
Noncurrent deferred tax assets (liabilities):
Deferred Tax Assets
Accrued compensation	$1,380,955	$740,442
Fixed assets	(70,474)	(9,095)
Net Operating Loss Carryforwards and Credits	14,378,365	14,494,408
Total Deferred Tax Assets	$15,561,529	$15,225,755

Valuation allowance	(15,688,846)	(15,225,755)
Net deferred tax / (liabilities)	$-	$-

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. During the year ended December 31, 2020, the deferred tax assets and the valuation allowance increased by $463,091 mainly as a result of current year tax loss.

As of December 31, 2020, we have cumulative federal and Arizona net operating loss carryforwards of approximately $64.5 million and $7.0 million, respectively, which can be used to offset future income subject to taxes. Of the $64.5 million, of Federal net operating loss carryforwards, $58.5 begin to expire in 2020. The remaining balance of $6.0 million is limited in annual usage of 80% of current years taxable income but do not have an expiration. Arizona net operating loss carryforwards begin to expire in 2020. In addition there are federal net operating loss carryforwards is approximately $27.0 million from USHG related to pre-merger losses. We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2020, we had cumulative unused research and development tax credits of approximately $239,000 and $340,000, which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2020, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

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

APPLIED ENERGETICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We have unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at December 31, 2018	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements
Balance at December 31, 2019	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2020	$9,635,824

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits. If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

The company considers the U.S. and Arizona to be major tax jurisdictions. As of December 31, 2020, for federal tax purposes the tax years 2015, 2016 and 2017, 2018 and 2019 for Arizona the tax years 2015 through 2020 remain open to examination. The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2020, and 2019, we had no accrued interest or penalties related to our unrecognized tax benefits.

NOTE 9 – SUBSEQUENT EVENT

During the months of January and February 2021, the Company issued an aggregate of 7,056,250 shares of its common stock, par value $.001 per share, at an issue price of $0.32 per share.

In February, 2021, the company made a $500,000 payment on the $2,500,000 note to acquire Applied Optical Sciences.

In March 2021, we signed a five-year lease for a 13,000 square foot laboratory/office space here Tucson, Arizona. The lease term begins May 1, 2021 and ends on April 30, 2026. The base rent is $6.7626 per rentable square foot for year one, and escalates to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

In March, 2021, a note containing a principal balance of approximately $45,000 with a maturity date of September 1, 2019 converted into approximately 158,000 shares of common stock.

In the first quarter of 2021, the company issued 500,000 shares in response to three non-affiliated warrant holders exercising warrants at an exercise price of $0.07 a share.

In the first quarter of 2021, the company issued 75,000 shares to a non-affiliated holder of a restricted Stock agreement.

In the first quarter of 2021, the company issued 1,000,000 shares in response to a non-affiliated option holder exercising options at an exercise price of $0.05 a share.

The company’s management has evaluated subsequent events occurring after December 31, 2020, the date of our most recent balance sheet, through the date our financial statements were issued.