Form 10-Q
period 2021-03-31
APPLIED ENERGETICS, INC.
filed 2021-05-17
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 001-14015

APPLIED ENERGETICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0262908
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

9070 S. Rita Road, Suite 1500
Tucson, Arizona	85747
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code     (520) 628-7415

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

As of May 11, 2021, there were 199,840,573 shares of the issuer’s common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$4,394,000	$3,323,290
Other receivable	19,884	2,880
Other assets	144,652	39,352
Total current assets	4,558,536	3,365,522

Long-term assets
Property and equipment - net	149,904	19,466
Deferred compensation	1,041,666	1,250,001
Total assets	$5,750,106	$4,634,989

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$193,144	$152,445
Notes payable	1,104,184	1,547,695
Notes payable CARES Act PPP Loan	121,807	-
Due to related parties	50,000	50,000
Accrued expenses	82,701	938
Accrued dividends	48,079	48,079
Total current liabilities	1,599,915	1,799,157

Long-term liabilities
Long-term notes payable	1,000,000	1,000,000
Long-term notes payable CARES Act PPP Loan	12,181	133,462
Total liabilities	2,612,096	2,932,619

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at March 31, 2021 and December 31, 2020 (Liquidation preference $340,050 and 340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 199,380,831 and 190,529,320 shares issued and outstanding at March 31, 2021 and at December 31, 2020, respectively	199,381	190,529
Additional paid-in capital	96,291,817	93,778,591
Accumulated deficit	(93,353,202)	(92,266,764)
Total stockholders’ equity	3,138,010	1,702,370

Total Liabilities and Stockholders’ Equity	$5,750,106	$4,634,989

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31,
	2021	2020

Revenue	$-	$10,000
Cost of revenue	-	-

Gross profit	-	10,000

Operating expenses
General and administrative	943,619	1,090,418
Selling and marketing	94,328	81,686
Research and development	47,808	57,480
Total operating expenses	1,085,755	1,229,584

Operating loss	(1,085,755)	(1,219,584)

Other income/(expense)
Other income	-	15,832
Interest expense	(683)	(61,339)
Total other income/(expense)	(683)	(45,507)

Loss before provision for income taxes	(1,086,438)	(1,265,091)

Provision for income taxes	-	-

Net loss	(1,086,438)	(1,265,091)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(1,094,939)	$(1,273,592)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	195,372,061	208,973,729

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2020	13,602	$14	190,529,320	190,529	$93,778,591	$(92,266,764)	$1,702,370
RSU restricted Stock			31,250	31	$4,519		4,550
Stock-based compensation	-	-	-	-	170,029	-	170,029
Common stock issued on exercise options and warrant	-	-	1,605,682	1,606	40,394	-	42,000
Common stock issued on exercise of convertible note			158,329	158	47,340	-	47,499
Sale of common stock	-	-	7,056,250	7,056	2,250,944	-	2,258,000
Net loss for the quarter ended March 31, 2021	-	-		-	-	(1,086,438)	(1,086,438)
Balance at March 31, 2021	13,602	14	199,380,831	199,381	96,291,817	(93,353,202)	3,138,010

Balance at December 31, 2019	13,602	14	206,569,062	206,569	85,907,523	(89,036,271)	(2,922,165)
Stock-based compensation	-	-	-	-	439,956	-	439,956
Common stock issued on exercise of warrant	-	-	25,000	25	1,725	-	1,750
Sale of common stock	-	-	3,710,000	3,710	1,109,290		1,113,000
Net loss for the quarter ended March 31, 2020	-	-	-	-	-	(1,265,091)	(1,265,091)
Balance at March 31, 2020	13,602	$14	210,304,062	$210,304	$87,458,494	$(90,301,362)	$(2,632,550)

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(1,086,438)	$(1,265,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense	174,579	439,956
Depreciation and amortization	4,276	4,276
Amortization of future compensation payable	208,335	208,333
Amortization of prepaid assets	43,124	39,303
Changes in assets and liabilities:
Accounts receivable	-	9,888
Other receivable	(17,004)	-
Other assets	(31,413)	(86,420)
Accounts payable	(23,358)	(177,989)
Accrued interest	526	60,848
Accrued expenses	81,763	(20,567)
Net cash used in operating activities	(645,610)	(787,463)

Cash Flows From Investing Activities
Purchase of equipment	(70,657)	-
Net cash used in investing activities	(70,657)	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	2,258,000	1,113,000
Repayment on note payable	(513,023)	(119,569)
Proceeds from the exercise of stock options and warrants	42,000	1,750
Net cash provided by financing activities	1,786,977	995,181

Net change in cash and cash equivalents	1,070,710	207,718

Cash and cash equivalents, beginning of year	3,323,290	88,415
Cash and cash equivalents, end of year	$4,394,000	$296,133

Supplemental disclosure of cash flow information
Cash paid for interest	$355	$5,243
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Insurance financing for prepaid insurance	$117,209	$-
Equipment investing in accounts payable	$64,107	$-
Common stock issued for repayment of convertible notes	$47,499	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1 – ORGANIZATION OF BUSINESS, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. (“North Star”) (collectively, “company,” “Applied Energetics,” “AERG”, “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. (“North Star”) (collectively, “Company,” “Applied Energetics,” “we,” “our” or “us”). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2020 balance sheet information was derived from the audited financial statements as of that date. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended March 31, 2021, the company incurred a net loss of approximately $1,086,000, had negative cash flows from operations of approximately $646,000 and may incur additional future losses due to the reduction in government contract activity. At March 31, 2021, the Company had total current assets of approximately $4,559,000 and total current liabilities of approximately $1,600,000 resulting in working capital of approximately $2,959,000. At March 31, 2021, the Company had cash of approximately $4,394,000.

During the three months ended March 31, 2021, the Company completed the issuance of 7,056,250 total shares of its common stock at a price of $0.32 per share, or $2,258,000 in the aggregate.  Based on the Company’s current business plan, it believes its cash balance as of the date of this filing will be sufficient to meet its anticipated cash requirements for the next twelve months. However, there can be no assurance that the current business plan will be achievable. Such conditions raise substantial doubts about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.

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

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 9070 S. Rita Road Suite 1500, Tucson, Arizona, 85747, we have office and laboratory space at 4595 S Palo Verde Rd, Suite 517, Tucson, AZ 85714 as well as office space at 2480 W Ruthrauff Road, Ste 140Q, Tucson, AZ 85705 and our telephone number is (520) 628-7415.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition, carrying amounts of long-lived assets, valuation assumptions for share-based payments, evaluation of debt modification accounting, effective borrowing rate determinations, analysis of fair value transferred upon debt extinguishment, valuation and calculation of measurements of income tax assets and liabilities and valuation of debt discount related to beneficial conversion features.

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 32,909,390 and 35,097,466 for the years ended March 31, 2021 and 2020, respectively.

Significant Concentrations and Risks

We maintain cash balances at a commercial bank and, at times, balances exceed FDIC limits. As of March 31, 2021 approximately $4,144,000 was uninsured.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 3 – NOTES PAYABLE

On May 24, 2019, the Company entered into an Asset Purchase Agreement (the “APA”) with Applied Optical Sciences, LLC (“AOS”) to acquire certain assets. As consideration for the APA, the Company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The note is non-interest bearing and shall be repaid in equal installments, the first payment is due on February 10, 2021 and subsequent payments being due May, 24, 2021 and the remainder on the last day of each six-month period thereafter, the final such payment being due on November 24, 2022. The Promissory Note may be prepaid at any time (in whole or in part). Upon inception, the Company recorded a debt discount in the amount of $2,500,000 in relation to the transaction which is being amortized over the life of the loan as compensation expense. During the three months ended March 31, 2021, the Company made a payment in the amount of $500,000 for this promissory note. As of March 31, 2021 and December 31, 2020, the note is not in default.

On April 28, 2020, the Company entered into a loan agreement with Alliance Bank of Arizona, N.A. for a loan in the amount of $133,658 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”). This loan is evidenced by a promissory note dated April 27, 2020 and matures two years from the disbursement date. This loan bears interest at a rate of 1.00% per annum, with the first nine months of interest deferred. Principal and interest are payable monthly commencing nine months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. This loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the loan. Upon the occurrence of an event of default, the lender may require immediate repayment of all amounts outstanding under the note.

During the three months ending December 31, 2020, the Company converted $47,499 of notes payable into 158,329 shares of common stock.

The following reconciles notes payable as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Beginning balance	$2,681,157	$4,697,890
Notes payable	117,209	4,456,760
Accrued interest	328	297,849
Transfer from prepaid	-	108,064
Initial beneficial conversion feature	-	(919,000)
Amortize beneficial conversion feature	-	919,000
Payments on notes payable	(513,023)	(1,480,951)
Repayment of interest	-	(152,603)
Converted into common stock	(47,499)	(5,515,852)
Total	2,238,172	2,681,157
Less-Notes payable - current	(1,225,991)	(1,547,695)
Notes payable - non-current	$1,012,181	$1,133,462

Future principal payments for the Company’s Notes as of March 31, 2021 are as follows:

2021	$1,225,991
2022	1,012,181
Thereafter	-
Total	$2,238,172

Of the $2,238,172 note payable balance, $1,225,991 are short term of which $1,000,000 are payments on the note to acquire Applied Optical Sciences and $1,012,181 are long term, of which $1,000,000 are payments on the note to acquire Applied Optical Sciences. Of the note to acquire Applied Optical Sciences, the first payment was due on February 10, 2021 and subsequent payments being due May, 24, 2021 and the remainder on the last day of each six-month period thereafter, the final such payment being due on November 24, 2022.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 4 – DEFERRED COMPENSATION

On May 24, 2019, the company entered into the APA with AOS to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The company also recorded a debt discount, which is reported on the balance sheet as deferred compensation, in the amount of $2,500,000 in relation to the transaction which is being amortized over the life of the loan as compensation expense. The amortization of deferred compensation for the three months ended March 31, 2021 and 2020 was $208,335 and $208,333, respectively.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

Authorized Capital Stock

The Company’s authorized capital stock consists of 500,000,000 shares of common stock at a par value of $.001 per share and 2,000,000 shares of preferred stock at a par value of $.001 per share.

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

During the three months ended March 31, 2021, the Company issued 7,056,250 shares of common stock in a private placement to accredited investors for $0.32 per share or $2,258,000 of net cash proceeds, in the aggregate.

During the three months ended March 31, 2021, the Company issued 158,329 shares of common stock upon the conversion of $47,499 of convertible notes (see Note 3).

During the three months ended March 31, 2021, the Company issued 31,250 shares of common stock in relation to a restricted stock agreement with a value of $4,550.

During the three months ended March 31, 2021, the Company issued 600,000 shares of common stock upon the exercise of 600,000 warrants at an exercise price of $0.07 a share.

During the three months ended March 31, 2021, the company issued 1,005,682 shares of common stock upon the exercise of 1,090,910 options at an exercise price of $0.05 a share. This exercise was performed on a cashless basis.

During the three months ended March 31, 2021, the Company recognized stock based compensation in the amount of $170,029.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Preferred Stock

As of March 31, 2021 and December 31, 2020 there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of March 31, 2021 including previously accrued dividends included in our balance sheet are approximately $264,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Share-Based Payments

Effective November 12, 2018, the Board of Directors of Applied Energetics, Inc. adopted the 2018 Incentive Stock Plan. The plan provides for the allocation and issuance of stock, restricted stock purchase offers and options (both incentive stock options and non-qualified stock options) to officers, directors, employees and consultants of the company. The board reserved a total of 50,000,000 shares for possible issuance under the plan.

We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was approximately $174,579 and $440,000 for three months ended March 31, 2021 and 2020, respectively, which was charged to general and administrative expense.

There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model.

At March 31, 2021, options to purchase 29,909,090 shares of common stock were outstanding with a weighted average exercise price of $0.1374 with a weighted average remaining contract term of approximately 5.4 years with an aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of approximately $19,959,000.

As of March 31, 2021, there was approximately $541,000 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately one year.

There was no activity of our restricted stock units and restricted stock grants for three months ended March 31, 2021 and 2020.

The following table summarizes the activity of our stock options for the three months ended March 31, 2021:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2020	32,000,000	$0.1419
Granted	-	$-
Exercised	(1,090,910)	$0.0500
Forfeited or expired	(1,000,000)	$0.3700
Outstanding at March 31, 2021	29,909,090	$0.1374

Exercisable at March 31, 2021	24,621,590	$0.1043

As of March 31, 2021 and December 31, 2020 there was no unrecognized stock-based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

As of March 31, 2021 and December 31, 2020 there was $724,750 and $892,000, respectively, in unrecognized stock-based compensation related to a lockup agreement on 5,000,000 shares of common stock in the acquisition of AOS valued at $0.4014 a share as that was the closing price on the date of the contract and is amortized over 36 months. $167,250 and $167,250 was amortized for the three months ended March 31, 2021 and 2020, respectively.

	Warrant Activity
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2020	3,550,000	$0.0627	6.17

Warrants exercised	(600,000)	$0.0692

Outstanding and exercisable at March 31, 2021	2,950,000	$0.0614	7.08

	Warrants Outstanding			Warrants Exercisable
		Weighted Avg.
		Remaining
	Shares	Contractual	Weighted Avg.	Shares	Weighted Avg.
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercise Price

$0.05 - $0.08	2,950,000	7.08	$0.0614	2,950,000	$0.0614
	2,950,000	7.08	$0.0614	2,950,000	$0.0614

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2016, the Company moved and entered into a month-to-month lease agreement to lease office space in Tucson, Arizona. In May 2019, the Company acquired Applied Optical Sciences and assumed the month-to-month lease for office and laboratory space also in Tucson, Arizona.

Rent expense was approximately $13,000 for the three months ended March 31, 2021 and 2020, respectively.

In March 2021, the Company signed a five-year lease for a 13,000 square foot laboratory/office space in Tucson. The lease term commences May 1, 2021 and ends on April 30, 2026. The base rent is $6.7626 per rentable square foot for year one, and escalates to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

At March 31, 2021, we had approximately $4,000 in future minimum lease payments due in less than a year.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Guarantees

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director’s and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of March 31, 2021 and 2020.

Litigation

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen filed a claim in the District Court for the Southern District of New York against the company, its directors, officers, attorneys and a consultant. The action alleges libel, securities fraud and related claims. The company believes that this suit lacks merit and intends to dispute these allegations. The company filed a motion to dismiss the complaint on October 24, 2019. On December 13, 2019, Gusrae Kaplan and Mr. Whalen filed an opposition to the Company’s motion. On January 10, 2020, the company filed a reply brief. The United States District Court has not yet ruled on the motion.

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. Gusrae, Kaplan & Nusbaum and Ryan Whalen have not yet responded to the complaint.

As previously reported, on June 15, 2020, Grace A.C. Dearmin, as the Administrator of the Estate of Thomas Carr Dearmin, filed a cross-complaint against the company and company directors Jonathan Barcklow and Bradford Adamczyk, alleging causes of action against them for breach of contract and conversion. On February 8, 2021, the court granted the company’s motion to dismiss on personal jurisdiction grounds as to the company, Mr. Barcklow and Mr. Adamczyk.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

We may, from time to time, be involved in legal proceedings arising from the normal course of business.

NOTE 8 – SUBSEQUENT EVENT

Subsequent to March 31, 2021, the Company issued 259,741 shares of common stock upon the exercise of 500,000 options at an exercise price of $0.37 a share. This exercise was performed on a cashless basis.

Subsequent to March 31, 2021, the Company issued 200,000 shares of common stock upon the exercise of 200,000 warrants at an exercise price of $0.07 per share.

On April 21, 2021, the company amended its Master Services Agreement, dated as of July 16, 2018, with Westpark Advisors, LLC, pursuant to a First Amendment to Master Services Agreement. The amendment grants Westpark Advisors options to purchase an additional 1,000,000 shares of common stock at an exercise price of $0.40 per share, in exchange for Westpark Advisors continued service to the company. The options vest over a period of three years from the date of the amendment.

Effective May 12, 2021, the company and Mr. Donaghey renewed his consulting agreement, extending his service on the Board of Advisors for an additional term of two sequential one-year periods. As compensation for the renewal, Mr. Donaghey is to receive for each year of service during the renewal term 70,000 shares of AERG common stock and options to purchase 200,000 shares of common stock at an exercise price of $0.61 per share, reflecting the fair market value of the common stock on the date of grant. 50% of the options vest on the first anniversary of the renewal, and the other 50% vest on the second anniversary. 50% of the common stock vests immediately and the remaining 50% on the first anniversary of the agreement.

The company’s management has evaluated subsequent events occurring after March 31, 2021, the date of our most recent balance sheet, through the date our financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts and can be identified by the use of forward-looking words such as “may”, “believe”, “will”, “would”, “could”, “should”, “expect”, “project”, “anticipate”, “estimates”, “possible”, “plan”, “strategy”, “target”, “prospect” or “continue” and other similar terms and phrases. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2020. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

Applied Energetics, Inc., (the “Company”) is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 9070 S. Rita Road, Suite 1500, Tucson, Arizona 85747, (520) 628-7415. www.aergs.com

Applied Energetics, Inc., specializes in the development and manufacture of advanced high-performance lasers, high voltage electronics, advanced optical systems, and integrated guided energy systems for defense, aerospace, industrial, and scientific customers worldwide.

Technology and Patents

AERG has developed, successfully demonstrated and holds all crucial intellectual property rights to a dynamic Directed Energy technology called Laser Guided Energy (“LGE®”) and Laser Induced Plasma Channel (“LIPC®”). LGE and LIPC are technologies that can be used in a new generation of high-tech weapons. The Department of Defense (DOD) previously recognized two key types of Directed Energy Weapon (“DEW”) technologies, High Energy Lasers (“HEL”), and High-Power Microwave (“HPM”). Neither the HEL nor the HPM intellectual property portfolio is owned by a single entity. The DOD then designated a third DEW technology, LGE. Applied Energetics’s LGE and LIPC technologies are wholly owned by Applied Energetics and patent protected with 26 current patents and an additional 11 Government Sensitive Patent Applications (“GSPA”). These GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights.

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

Pursuant to our July 16, 2018, Master Services Agreement, Westpark Advisors, LLC assists the company in its comprehensive sales and marketing strategy for the greater Washington DC area and broader Department of Defense markets. Westpark Advisors focuses on the company’s next generation USP laser technologies, along with LGE and the company’s other novel laser technologies and provides business development, program management and strategy consulting services, including sales and marketing of the company’s product line. Westpark Advisors’ Managing Director, Patrick Williams provides full-time support to the company under this agreement. As reported in its Current Report on Form 8-K filed on April 27, 2021, effective April 21, 2021, the company has amended this Master Services Agreement, pursuant to a First Amendment to Master Services Agreement. The amendment grants Westpark Advisors options to purchase an additional 1,000,000 shares of AERG common stock, par value $0.001 per share, at an exercise price of $0.40 per share, in exchange for Westpark Advisors continued service to the company. The option vests over a period of three years from the date of the amendment. Otherwise, the other provisions of the agreement remain in force and unchanged.

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

Effective April 29, 2019, AERG. established its Board of Advisors and appointed Christopher Donaghey as its first member. Chris Donaghey currently serves as the senior vice president and head of corporate development for Science Applications International Corporation (“SAIC”), a $7 billion revenue defense and government agency technology integrator. As an executive of SAIC, Donaghey works closely with SAIC’s senior management to support the development and implementation of SAIC’s strategic plan with an emphasis on M&A to complement organic growth strategies and value creation. In his role on Applied Energetics’ Board of Advisors, Mr. Donaghey has significant input into the strategic direction of the company and provides assistance in building lasting relationships in our defense markets. Effective May 12, 2021, the company and Mr. Donaghey renewed his agreement, extending his service on the Board of Advisors for an additional term of two sequential one-year periods. As compensation for the renewal, Mr. Donaghey is to receive for each year of service during the renewal term 70,000 shares of AERG common stock and options to purchase 200,000 shares of common stock at an exercise price of $0.61 per share, reflecting the fair market value of the common stock on the date of grant. 50% of the options vest on the first anniversary of the renewal, and the other 50% vest on the second anniversary. 50% of the common stock vests immediately and the remaining 50% on the first anniversary of the agreement.

Recent Developments

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

The space was previously occupied by a global provider of lasers and laser-based technology which opted to vacate prior to the end of its lease term. Thus we are benefiting from millions of dollars of capital investment made by the vacating tenant, and the vacating tenant will continue to pay a portion of the full market rent, with the company paying the balance in the amounts set forth above.

We believe that this new strategic location will support the company’s anticipated future growth and provide greater capacity for research, product development and production activities. The move, which began on May 1, 2021, will provide the Company with an ITAR and laser safety compliant facility totaling approximately 13,000 square feet, of which approximately 4,800 square feet is dedicated to the cleanroom. We anticipate the consolidation of the two current Applied Energetics facilities in Tucson into the UA Tech Park facility will be completed by June 1, 2021.

We submitted multiple proposals to various government agencies in 2020 and in Q1 of 2021. Due to the closures of multiple agencies and work-from-home orders across various regions of the United States, we anticipate that reviews and funding decisions on these proposals might be delayed longer than anticipated as resources are focused on other matters within the government. AERG has received multiple notices from government agencies stating that “the vast number of proposals received, and the challenges posed by the COVID-19 pandemic have impacted the Government’s evaluation timelines.” In addition to these review-based delays, the US federal budget for 2021 was not approved by Congress by the October 1, 2020 start of the U.S. federal government fiscal year. The 2021 federal budget was signed into law on December 27, 2020 and the National Defense Authorization Act for 2021 was enacted after a congressional override of the President’s veto on January 1, 2021, a full three months after the official start of the 2021 fiscal year. This delay could also significantly impact review of proposals and awards of near-term contracts in 2021. The 2021 National Defense Authorization Act has language actually calling for funding and reports on strategies for “Development and fielding of high energy laser capabilities”, which could be addressed with AERG USP optical sources.

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

Upon the successful examination, and with no opposition, The United States Patent and Trademark Office officially entered the marks LGE® (Reg. No. 6,289,892) and LIPC® (Reg. No. 6,316,069) on March 9, 2021, and April 6, 2021, respectively, in the principal register.

Commencing with this Quarterly Report on 10-Q for the three months ended March 31, 2021, we have engaged the CFO Squad to assist us in the maintenance of the company’s books and records, including the preparation of our financial statements. Management believes that the engagement of the CFO Squad is an important step toward continuously improving the company’s internal controls over financial reporting and its disclosure controls and procedures which are discussed in Item 4. Controls and Procedures. We also believe that the addition of the accountants of the CFO Squad, with their broad range of accounting expertise, will strengthen the company’s accounting team and its financial reporting.

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

The ongoing Coronavirus Disease 2019 (COVID-19) pandemic does present unique risks and uncertainties that may alter or otherwise affect our path forward. Our management continues to monitor the possible effects of the COVID-19 on the execution of our plan of operations, our prospective contracts, and the availability of financing to fund our strategic and operational plans going forward. Despite these challenges, we have continued to execute our business development plans and to deliver on our government contracts as per the timeline commitments. During this fiscal year, we submitted multiple proposals and have been engaged in meetings on a daily and weekly basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. Dr. Quarles, our President and CEO, has traveled to DC on multiple occasions during the pandemic in 2020 and during Q1 of 2021 and remains very committed to pursuing this business even in these challenging times. The interest in our technology and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision of the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

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

Results of Operations

Comparison of Operations for the Three Months Ended March 31, 2021 and 2020:

	2021	2020
Revenue	$—	$10,000
General and administrative	(943,619)	(1,090,418)
Selling and marketing	(94,328)	(81,686)
Research and development	(47,808)	(57,480)
Other income	-	15,832
Interest (expense)	(683)	(61,339)

Net loss	$(1,086,438)	$(1,265,091)

Revenue

Revenue decreased approximately $10,000 from $10,000 for the three months ended March 31, 2020 compared to $-0- for the three months ended March 31, 2021. Revenue in the 2020 period was from a contract acquired in the purchase of Applied Optical Sciences.

General and Administrative

General and administrative expenses decreased approximately $147,000 to $944,000 for the three months ended March 31, 2021 compared to $1,090,000 for the three months ended March 31, 2020 primarily due to the decreases of $169,000 of professional expenses, $13,000 of travel expenses, partially offset by an increase in building costs of $12,000, supplies and insurance of $11,000, salaries and employee benefits of $9,000.

Selling and Marketing

Selling and marketing expenses increased approximately $13,000 to $94,000 for the three months ended March 31, 2021 compared to $82,000 for the three months ended March 31, 2020 primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses decreased approximately $10,000 to $48,000 for the three months ended March 31, 2020 compared to $57,000 for the three months ended March 31, 2020 primarily due to the allocation of part of management’s pay from research and development to consulting expense.

Other Income

Other income decreased approximately $16,000 to $-0- for the three months ended March 31, 2021 compared to $16,000 for the three months ended March 31, 2020 to reflect the income from time and effort expenses on the subcontract to the Missile Defense Agency (thru AlionSciences) as a subject matter expert on a series of program reviews.

Interest Expense

Interest expense decreased approximately $60,000 to $1,000 for the three months ended March 31, 2021 compared to $61,000 for the three months ended March 31, 2020 primarily due to sharply decreased levels of debt and elimination of the beneficial conversion feature of notes payable. The 2020 amount also included a $50,000 penalty interest on the note payable for the AOS acquisition.

Net Loss

Our operations for the three months ended March 31, 2021 resulted in a net loss of approximately $1,086,000, a decrease of approximately $179,000 compared to the approximately $1,265,000 net loss for the three months ended March 31, 2020 primarily due to an decrease in general and administrative, research and development and interest expense which was partially offset by small increases in selling and marketing.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2021, the company incurred a net loss of approximately $1,086,000, had negative cash flows from operations of approximately $646,000 and may incur additional future losses due to the possible reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2020, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At March 31, 2021, the Company had total current assets of approximately $4,559,000 and total current liabilities of approximately $1,600,000 resulting in working capital of approximately $2,959,000. At March 31, 2021, we had approximately $4,394,000 of cash and cash equivalents, an increase of approximately $1,071,000 from $3,323,000 at December 31, 2020.

During the first three months of 2021, the net cash outflow from operating activities was approximately $646,000. This amount was comprised primarily of our net loss of approximately $1,086,000, offset by noncash stock-based compensation expense of approximately $175,000 and amortization of future compensation payable of approximately $208,000. However, compared with the three months ended March 31, 2020, we experienced a decrease in noncash stock based compensation expense of approximately $262,000 and in accounts payable of approximately $155,000. Amortization of future compensation payable of $208,000 was consistent over both periods. Accrued interest also decreased from approximately $61,000 in the three months ended March 31, 2020 to less than $1,000 for the three months ended March 31, 2021.

Investing activities reflected $71,000 for the acquisition of equipment.

Financing activities reflected $2,258,000 in proceeds from the sale of common stock and proceeds from the exercise of warrants and options of $42,000, partially offset by the repayment of notes payable of approximately $513,000, resulting in net cash inflow of approximately $1,787,000. On February 2, 2021 and February 8, 2021, the company completed the issuance of 7,056,250 total shares of its common stock at a price of $0.32 per share, or $2,258,000 in the aggregate. Based on the Company’s current business plan, it believes its cash balance as of the date of this report will be sufficient to meet its anticipated cash requirements for the next twelve months. However, there can be no assurance that the current business plan will be achievable.

The company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital, as needed, and cannot be certain that these efforts will be successful. Management’s business development efforts may not result in profitable operations. To fund its research and development and marketing efforts, the company’s management continues to explore possible financing opportunities through discussions with investment bankers and private investors. The company may not be successful in its effort to secure additional financing on terms it considers favorable. The accompanying consolidated financial statements do not include any adjustments that might result should the company be unable to continue as a going concern.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of March 31, 2021 are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen filed a claim in the District Court for the Southern District of New York against the company, its directors, officers, attorneys and a consultant. The action alleges libel, securities fraud and related claims. The company believes that this suit lacks merit and intends to dispute these allegations. The company filed a motion to dismiss the complaint on October 24, 2019. On December 13, 2019, Gusrae Kaplan and Mr. Whalen filed an opposition to the Company’s motion. On January 10, 2020, the company filed a reply brief. The United States District Court has not yet ruled on the motion.

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. Gusrae, Kaplan & Nusbaum and Ryan Whalen have not yet responded to the complaint.

As previously reported, on June 15, 2020, Grace A.C. Dearmin, as the Administrator of the Estate of Thomas Carr Dearmin, filed a cross-complaint against the company and company directors Jonathan Barcklow and Bradford Adamczyk, alleging causes of action against them for breach of contract and conversion. On February 8, 2021, the court granted the company’s motion to dismiss on personal jurisdiction grounds as to the company, Mr. Barcklow and Mr. Adamczyk.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

We may, from time to time, be involved in legal proceedings arising from the normal course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The company has reported all information pertaining to all issuances of equity securities sold during the period covered by this Quarterly Report on Form 10-Q in previously filed report on Forms 10-K, 10-Q and 8-K.

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

APPLIED ENERGETICS, INC.

By:	/s/ Gregory J. Quarles
Gregory J. Quarles, President and
Chief Executive Officer
(and Principal Financial Officer)

Date: May 17, 2021

