Form 10-Q
period 2021-06-30
APPLIED ENERGETICS, INC.
filed 2021-08-16
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of August, 10, 2021, there were 204,145,239 shares of the issuer’s common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$3,126,424	$3,323,290
Other receivable	2,880	2,880
Other assets	105,582	39,352
Total current assets	3,234,886	3,365,522

Long-term assets
Security deposit	17,004	-
Property and equipment, net	145,846	19,466
Deferred compensation	833,333	1,250,001
Operating lease, right-of-use assets	599,482	-
Total long-term assets	1,595,665	1,269,467
TOTAL ASSETS	$4,830,551	$4,634,989

LIABILITES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Account payable	$184,032	$152,445
Notes payable	1,064,916	1,547,695
Notes payable CARES Act PPP Loan	52,968	-
Due to related parties	50,000	50,000
Operating Lease Liability – current	57,802	-
Accrued expenses	60,920	938
Accrued dividends	48,079	48,079
Total current liabilities	1,518,717	1,799,157

Long-term liabilities:
Operating Lease Liability - non-current	551,366	-
Long-term notes payable	500,000	1,000,000
Long-term notes payable CARES Act PPP Loan	-	133,462
Total long-term liabilities	1,051,366	1,133,462

TOTAL LIABILITES	2,570,083	2,932,619

STOCKHOLDERS’ DEFICIT:
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at June 30, 2021 and December 31, 2020 (Liquidation preference $340,050 and 340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 200,090,572 and 190,529,320 shares issued and outstanding at June 30, 2021 and at December 31, 2020, respectively	200,090	190,529
Additional paid-in capital	96,638,926	93,778,591
Accumulated deficit	(94,578,562)	(92,266,764)
TOTAL STOCKHOLDERS’ DEFICIT	2,260,468	1,702,370
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,830,551	$4,634,989

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	-	-	-	10,000
Cost of revenue	-	-	-	-

Gross Profit	-	-	-	10,000

Operating expenses
General and administrative	1,164,109	1,128,324	2,107,728	2,218,744
Selling and marketing	58,397	71,840	152,725	153,526
Research and development	83,007	65,317	130,815	122,796
Total operating expenses	1,305,513	1,265,481	2,391,268	2,495,066

Operating loss	(1,305,513)	(1,265,481)	(2,391,268)	(2,485,066)

Other income (expense)
Other income	81,218	-	81,218	15,833
Interest expense	(1,065)	(109,229)	(1,748)	(170,568)
Total other income (expense)	80,153	(109,229)	79,470	(154,735)

Net loss before provision for income taxes	(1,225,359)	(1,374,710)	(2,311,798)	(2,639,801)

Provision for income taxes	-	-	-	-

Net loss	(1,225,359)	(1,374,710)	(2,311,798)	(2,639,801)

Preferred stock dividends	(8,502)	(8,501)	(17,003)	(17,003)

Net loss attributable to common stockholders	$(1,233,861)	$(1,383,211)	$(2,328,801)	$(2,656,804)

Net Loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	199,782,861	212,319,137	195,838,989	208,765,721

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	13,602	$14	190,529,320	$190,529	$93,778,591	$(92,266,764)	$1,702,370
RSU restricted Stock	-	-	31,250	31	4,519	-	4,550
Stock-based compensation	-	-	-	-	170,029	-	170,029
Common stock issued on exercise of stock option and warrant	-	-	1,605,682	1,606	40,394	-	42,000
Stock-based compensation expense	-	-	158,329	158	47,340	-	47,499
Sale of common stock	-	-	7,056,250	7,056	2,250,944	-	2,258,000
Net loss for the quarter ended March 31, 2021	-	-	-	-	-	(1,086,438)	(1,086,438)
Balance as of March 31, 2021	13,602	$14	199,380,831	$199,381	$96,291,817	$(93,353,202)	$3,138,010

Stock-based compensation	-	-	-	-	318,818	-	318,818
Common stock issued on exercise of stock option and warrant	-	-	709,741	710	28,290	-	29,000
Net loss for the quarter ended June 30, 2021	-	-				(1,225,360)	(1,225,360)
Balance as of June 30, 2021	13,602	$14	200,090,572	$200,090	$96,638,926	$(94,578,562)	$2,260,468

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	13,602	$14	206,569,062	$206,569	$85,907,523	$(89,036,271)	$(2,922,165)
Stock-based compensation expense	-		-	-	439,956		439,956
Common stock issued on exercise of stock option and warrant	-		25,000	25	1,725		1,750
Sale of common stock	-		3,710,000	3,710	1,109,290		1,113,000
Net loss for the quarter ended March 31, 2021	-		-	-	-	(1,265,091)	(1,265,091)
Balance as of March 31, 2020	13,602	$14	210,304,062	$210,304	$87,458,494	$(90,301,362)	$(2,632,550)

Stock-based compensation expense	-	-	-	-	344.430	-	344,430
RSA-based non-cash compensation	-	-	18,750	19	6,508	-	6,527
Common stock issued on exercise of stock option and warrant	-	-	1,050,000	1,050	72,450	-	73,500
Sales of common stock	-	-	1,770,334	1,770	529,330	-	531,100
Cancelation of common stock	-	-	(1,000,000)	(1,000)	1,000	-	-
Net loss for the quarter ended June 30, 2020	-	-	-	-	-	(1,374,710)	(1,374,710)
Balance as of June 30, 2020	13,602	$14	212,143,146	$212,143	$88,412,212	$(91,676,072)	$(3,051,703)

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss	$(2,311,798)	$(2,639,801)

Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense	493,397	790,913
Amortization of ROU assets	18,087
Amortization of future compensation payable	416,667	416,667
Depreciation and amortization	10,366	8,551
Loss on disposal of asset	1,503
Amortization of prepaid expenses	82,194	98,183
PPP loan forgiveness	(81,550)	-
Changes in operating assets and liabilities:
Accounts receivable	-	9,888
Customer deposits	-	66,368
ROU liabilities	(8,401)
Prepaids and deposits	(48,219)	(106,422)
Accounts payable	(32,520)	(57,097)
Accrued interest	660	120,568
Accrued expenses and compensation	59,982	31,938
Net cash used in operating activities	(1,399,631)	(1,260,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(74,142)	-
Net cash used in investing activities	(74,142)	-

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from notes payable	-	132,760
Proceeds from the sale of common stock	2,258,000	1,644,100
Repayments on notes payable	(1,052,093)	(233,306)
Proceeds from exercise of stock options and warrants	71,000	75,250
Net cash provided by financing activities	1,276,907	1,618,804

Net (decrease) increase in cash and cash equivalents	(196,866)	358,561

Cash and cash equivalents, beginning of period	3,323,290	88,415

Cash and cash equivalents, end of period	$3,126,424	$446,976

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,241	$21,869
Cash paid of income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Insurance financing for prepaid insurance	$117,209	$-
Equipment investing in accounts payable	$64,107	$-
Common stock issued for repayment of convertible notes	$47,499	$-
Forgiveness of PPP loan by SBA	$81,550
Implementation of ASC 842	$617,569	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six-month period ended June 30, 2021, the company incurred a net loss of $2,311,798, had negative cash flows from operations of $1,399,631 and may incur additional future losses due to the reduction in government contract activity. At June 30, 2021, the Company had total current assets of $3,234,886 and total current liabilities of $1,518,717 resulting in working capital of $1,716,169. At June 30, 2021, the Company had cash of $3,126,424.

During the six months ended June 30, 2021, the Company completed the issuance of 7,056,250 total shares of its common stock at a price of $0.32 per share, or $2,258,000 in the aggregate.  Based on the Company’s current business plan, it believes its cash balance as of the date of this filing will be sufficient to meet its anticipated cash requirements for the next twelve months. However, there can be no assurance that the current business plan will be achievable. Such conditions raise substantial doubts about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.

The company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the company’s efforts will be successful. No assurance can be given that management’s actions will result in profitable operations or enable it to overcome future liquidity concerns. The accompanying consolidated financial statements do not include any adjustments that might result should the company be unable to continue as a going concern.  The ongoing COVID-19 pandemic contributes to this uncertainty.

To further improve its liquidity position, the company’s management continues to explore additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the company will be successful in its effort to secure additional equity financing.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our headquarters are located at 9070 S. Rita Road Suite 1500, Tucson, Arizona, 85747, including office and laboratory space, and our telephone number is (520) 628-7415.

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 33,500,098 and 34,079,434 for the six months ended June 30, 2021 and 2020, respectively.

Significant Concentrations and Risks

We maintain cash balances at a commercial bank and, at times, balances exceed FDIC limits. As of June 30, 2021, $2,876,424 was uninsured.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). The Company has adopted this standard beginning July 1, 2020, and the Company now applies it on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. For the six months ended June 30, 2021 the Company had one lease to which the standard applies. The adoption of the new standard resulted in the recognition of a right-of-use asset and lease liability of $617,569 and $617,569, respectively. At June 30, 2021, the right-of-use asset and lease liability were valued at $599,482 and $609,168, respectively

NOTE 3 – NOTES PAYABLE

On May 24, 2019, the Company entered into an Asset Purchase Agreement (the “APA”) with Applied Optical Sciences, LLC (“AOS”) to acquire certain assets. As consideration for the APA, the Company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The note is non-interest bearing and shall be repaid in equal installments, the first two payments were due on February 10, 2021 and subsequent payments being due May, 24, 2021 and the remainder on the last day of each six-month period thereafter, the final such payment being due on November 24, 2022. The Promissory Note may be prepaid at any time (in whole or in part). Upon inception, the Company recorded a debt discount in the amount of $2,500,000 in relation to the transaction which is being amortized over the life of the loan as compensation expense. During the six months ended June 30, 2021, the Company made payments in the amount of $1,000,000, in the aggregate, for this promissory note. As of June 30, 2021 and December 31, 2020, the note is not in default.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Paycheck Protection Program

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

Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company partially used the loan amount as designated qualifying expenses and received on June 30, 2021 received forgiveness in accordance with the terms of the CARES Act. The company received partial forgiveness of the PPP amounting to $80,594 in principal and $956 in interest which is reflected within PPP forgiveness and other income on the statements of operations. As of June 30, 2021, $52,308 in principal and $660 in interest were outstanding and continue to accrue interest at 1% per annum. The loan is due to be repaid on April 20, 2022 and it is unlikely that the Company will obtain forgiveness of the remaining loan in whole or in part.

Premium Financing

On March 25, 2021, the company entered into an agreement with Oakwood D&O Insurance to provide financing in an amount of $156,279 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2021, and provided coverage for the next 12 months, expiring March 12, 2022. The loan bears interest at a fixed rate of 6.5% per annum and required the Company to prepay $39,070 the last three months of the term and appears on the balance sheet as a current asset. On April 12, 2021, the company commenced monthly principal and interest payments of $13,024 on the remaining nine months due of $117,209, the last payment of which is scheduled to be made on December 31, 2020. As of June 30, 2021, the outstanding balance on the note was $65,116.

During the six months ending June 30, 2021, the company converted $47,499 of notes payable into 158,329 shares of common stock.

The following reconciles notes payable as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Beginning balance	$2,681,157	$4,697,890
Notes payable	117,209	4,456,760
Accrued interest	660	297,849
Transfer from prepaid	-	108,064
Initial beneficial conversion feature	-	(919,000)
Amortize beneficial conversion feature	-	919,000
Payments on notes payable	(1,052,093)	(1,480,951)
Repayment of interest	-	(152,603)
Extinguishment of Debt	(81,550)
Converted into common stock	(47,499)	(5,515,852)
Total	1,617,884	2,681,157
Less-Notes payable - current	(1,117,884)	(1,547,695)
Notes payable - non-current	$500,000	$1,133,462

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Future principal payments for the Company’s Notes as of June 30, 2021 are as follows:

2021	$598,694
2022	1,019,190
Thereafter	-
Total	$1,617,884

Of the $1,617,884 note payable balance, $1,117,884 are short term of which $1,000,000 are payments on the note to acquire assets of Applied Optical Sciences and $500,000 are long term. In accordance to the terms of note to acquire assets of Applied Optical Sciences, the first two payments were paid on February 10, 2021 and May 24, 2021, respectively. The remaining payments are due on the last day of each six-month period thereafter, the final such payment being due on November 24, 2022.

NOTE 4 – DEFERRED COMPENSATION

On May 24, 2019, the company entered into the APA with AOS to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The company also recorded a debt discount, which is reported on the balance sheet as deferred compensation, in the amount of $2,500,000, in relation to the transaction which is being amortized over the life of the loan as compensation expense. The amortization of deferred compensation for the six months ended June 30, 2021 and 2020 was $416,667 and $416,667, respectively. The amortization of deferred compensation for the three months ended June 30, 2021 and 2020 was $208,333 and $208,333, respectively.

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

In April 2020, the company received $11,000 from an individual based on a warrant exercise for which the company issued 150,000 shares of its common stock.

In April 2020, the company received $63,000 from an individual based on an option exercise for which the company issued 900,000 shares of its common stock.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

In April 2020, the company received $531,000, in the aggregate, from an individuals based on subscription agreements with the company for which the company issued 1,770,333 shares of its common stock.

During the six months ended June 30, 2021, the Company issued 7,056,250 shares of common stock in a private placement to accredited investors for $0.32 per share or $2,258,000 of net cash proceeds, in the aggregate.

During the six months ended June 30, 2021, the Company issued 158,329 shares of common stock upon the conversion of $47,499 of convertible notes (see Note 3).

During the six months ended June 30, 2021, the Company issued 31,250 shares of common stock in relation to a restricted stock agreement with a value of $4,550.

During the six months ended June 30, 2021, the Company issued 800,000 shares of common stock upon the exercise of 800,000 warrants at an exercise price of $0.07 a share.

During the six months ended June 30, 2021, the Company issued 250,000 shares of common stock upon the exercise of 250,000 warrants at an exercise price of $0.06 a share.

During the six months ended June 30, 2021, the company issued 1,005,682 shares of common stock upon the exercise of 1,090,910 options at an exercise price of $0.05 a share. This exercise was performed on a cashless basis.

During the six months ended June 30, 2021, the company issued 259,741 shares of common stock upon the exercise of 500,000 options at an exercise price of $0.37 a share. This exercise was performed on a cashless basis.

During the six months ended June 30, 2021, the Company issued 1,000,000 options to purchase common at an exercise price of $0.40 a share. The options vest over a period of three years from the date of the amendment.

During the six months ended June 30, 2021, the Company recognized stock based compensation in the amount of $488,847.

Preferred Stock

As of June 30, 2021 and December 31, 2020 there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of June 30, 2021 including previously accrued dividends included in our balance sheet are approximately $272,040. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $488,847 and $791,000 for the six months ended June 30, 2021 and 2020, respectively, which was charged to general and administrative expense.

Total stock-based compensation expense for grants to officers, employees and consultants was $318,818 and $351,000 for the three months ended June 30, 2021 and 2020, respectively, which was charged to general and administrative expense.

The $488,847 stock-based compensation for the six months ended June 30, 2021 was comprised of $154,347 option expense and $334,500 was the amortization of 5,000,000 shares of stock valued at $0.4014 over three years for the acquisition of assets of Applied Optical Sciences as well as the recognition of $4,550 for the restricted stock agreements, partially offset by a reversal of $1,000 for the cancellation of 1,000,000 shares.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

At June 30, 2021, options to purchase 30,809,090 shares of common stock were outstanding with a weighted average exercise price of $0.1485 with a weighted average remaining contract term of approximately 5.3 years with an aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of approximately $19,936,090.

As of June 30, 2021, there was $704,749 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately one year.

The company issued 140,000 shares through restricted stock grants during the six months ended June 30, 2021 and 2020. The company renewed a consulting agreement, extending services for an additional term of two sequential one-year periods. As compensation for the renewal, Mr. Donaghey is to receive for each year of service during the renewal term 70,000 shares of AERG common stock and options to purchase 200,000 shares of common stock at an exercise price of $0.61 per share, reflecting the fair market value of the common stock on the date of grant. 50% of the options vest on the first anniversary of the renewal, and the other 50% vest on the second anniversary. 50% of the common stock vests immediately and the remaining 50% on the first anniversary of the agreement.

The following table summarizes the activity of our stock options for the six months ended June 30, 2021:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2020	32,000,000	$0.1430
Granted	1,400,000	$0.4600
Exercised	(1,590,910)	$0.1506
Forfeited or expired	(1,000,000)	$0.3700
Outstanding at June 30, 2021	30,809,090	$0.1485

Exercisable at June 30, 2021	24,981,311	$0.1077

As of June 30, 2021 and December 31, 2020 there was $78,254 and $0, respectively in unrecognized stock-based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

As of June 30, 2021, and December 31, 2020, there was $557,500 and $892,000, respectively, in unrecognized stock-based compensation related to a lockup agreement on 5,000,000 shares of common stock in the acquisition of assets of AOS valued at $0.4014 a share as that was the closing price on the date of the contract and is amortized over 36 months. $334,250 and $334,250 was amortized for the six months ended June 30, 2021, and 2020, respectively.

	Warrant Activity		Weighted
	Shares	Weighted Average Exercise Price	Average emaining Contractual Term (years)
Outstanding at December 31, 2020	3,550,000	$0.0627	5.77

Warrants exercised	(1,050,000)	$0.0671

Outstanding and exercisable at June 30, 2021	2,500,000	$0.0608	7.26

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

	Warrants Outstanding			Warrants Exercisable
		Weighted Avg.
		Remaining
	Shares	Contractual	Weighted Avg.	Shares	Weighted Avg.
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercise Price

$0.05 - $0.08	2,500,000	7.26	$0.0608	2,500,000	$0.0608
	2,500,000	7.26	$0.0608	2,500,000	$0.0608

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2016, the company moved and entered into a month-to-month lease agreement to lease office space in Tucson, Arizona. In May 2019, the Company acquired Applied Optical Sciences and assumed the month-to-month lease for office and laboratory space also in Tucson, Arizona.

Rent expense was approximately $79,000 and $24,000 for the six months ended June 30, 2021 and 2020, respectively, and $66,000 and $11,000, for the three months ended June 30, 2021 and 2020, respectively.

In March 2021, the Company signed a five-year lease for a 13,000 square foot laboratory/office space in Tucson. The lease term commenced May 1, 2021 and ends on April 30, 2026. The base rent is $6.7626 per rentable square foot for year one, and escalates to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

At June 30, 2021, we had $727,562 in future minimum lease payments, with $95,842, due within one year.

The company determines if a contract contains a lease at inception. GAAP requires that the company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. The company has considered renewal options at the end of its active leases and has determined at this time the company is not reasonably certain to renew the operating leases discussed below. All of the company’s leases are classified as operating leases.

The assets and liabilities from operating leases are recognized based on the present value of remaining lease payments over the lease term using the company’s incremental borrowing rates or implicit rates, when readily determinable.

The company’s leases do not provide an implicit rate that can be readily determined. Therefore, the company uses a discount rate based on the incremental borrowing rate of its current external debt of 6.5%.

The company’s weighted-average remaining lease term relating to its operating leases is 4.83 years, with a weighted-average discount rate of the 6.5%.

The company incurred lease expense for its operating leases of $24,754 which was included in general and administrative expenses in the statements of operation for the periods ended June 30, 2021. During the six months ended June 30, 2021, the company made cash lease payments in the amount of $15,068.

The following table presents information about the future maturity of the lease liability under the company’s operating leases as of June 30, 2021:

Maturity of Lease Liability	Building
2021	$42,205
2022	112,141
2023	143,325
2024	168,577
2025	191,779
Thereafter	66,536
Total undiscounted lease payments	$727,562
Less imputed interest	(118,394)
Present Value of Lease Liabilities	$609,168

Remaining lease term	4.83

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Guarantees

We agree to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that we could be required to make under these indemnification agreements is unlimited. However, we maintain a director’s and officer’s liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result, we believe the estimated fair value of these indemnification agreements is minimal because of our insurance coverage and we have not recognized any liabilities for these agreements as of June 30, 2021 and 2020.

Litigation

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen filed a complaint in the United States District Court for the Southern District of New York against the company, its directors, officers, attorneys and a consultant. The action alleged libel, securities fraud and related claimsThe company filed a motion to dismiss the complaint on October 24, 2019. On December 13, 2019, Gusrae Kaplan and Mr. Whalen filed an opposition to the Company’s motion. On January 10, 2020, the company filed a reply brief. The United States District Court has not ruled on the motion. On August 5, 2021, the plaintiffs filed a Notice of Voluntary Dismissal of the action. The dismissal was “without prejudice,” which means the plaintiffs may refile claims that are not barred by the statute of limitations.

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint.  On June 25, 2021, the company filed an opposition to the motion.  On July 13, 2021, Gusrae Kaplan & Nusbaum and Mr. Whalen filed their reply brief.  The United States District Court has not yet ruled on the motion. The parties have recently exchanged settlement proposals.

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

NOTE 8 – SUBSEQUENT EVENT

Subsequent to June 30, 2021, the company closed on the issuance of 4,054,667 shares of its common stock, par value, $0.001 per share, in a private sale to individual purchasers at a price of $0.75 per share, or total of $3,041,000 in the aggregate.

In July, 2021, the Company issued 100,000 shares in response to a non-affiliated warrant holder exercising warrants at an exercise price of $0.07 a share.

Additionally in July, 2021, the Company issued 50,000 shares in response to a non-affiliated warrant holder exercising warrants at an exercise price of $0.06 a share.

In August, 2021, the Company issued 200,000 shares in response to a non-affiliated warrant holder exercising warrants at an exercise price of $0.06 a share

Additionally in August, 2021, the Company issued 185,000 shares in response to two non-affiliated warrant holder exercising warrants at an exercise price of $0.06 a share.

The company’s management has evaluated subsequent events occurring after June 30, 2021, the date of our most recent balance sheet, through the date our financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Report on Form 10-Q for the six months ended June 30, 2021.

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

Technology and Patents

Applied Energetics, Inc. is recognized as a global leader in developing the next generation optical sources exhibiting ever-increasing output energy, peak power and frequency agility while also providing decreased size, weight, and cost of these systems for customers. The AERG scientific team is in the process of expanding our patent portfolio to cover these technological breakthroughs to further enhance our suite of solutions for threat disruption for the Department of Defense, the intelligence community, and for commercial, medical, space and national intelligence applications.

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

Applied Energetics technology is vastly different from conventional directed energy weapons, i.e. HEL and HPM. LGE uses Ultra-Short Pulse (USP) laser technology to combine the speed and precision of lasers with the overwhelming impact on targeted threats with high-voltage electricity. This unique directed energy solution allows extremely high peak power and energy, with target and effects tenability, and is effective against a wide variety of potential targets. A key element of LGE is its novel ability to offer selectable and tunable properties that can help protect non-combatants and combat zone infrastructure.

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

Pursuant to a Consulting Agreement, dated as of May 24, 2019, with SWM Consulting, LLC, an entity owned by Stephen W. McCahon, Dr. McCahon serves as our Chief Scientist. This relationship gives us the technical and industry knowhow to utilize the company’s intellectual property in the development of a next generation of Ultra-Short Pulse Lasers. The Consulting Agreement provides for a combination of cash and equity compensation, as we have previously disclosed, for which Dr. McCahon leads Applied Energetics’ scientific efforts including: leading the scientific team, developing new intellectual property, assisting with business development, transferring legacy knowledge to new team members, recruiting and training talent, working with executives on corporate strategy, assisting in budget development for R&D, meeting with clients on technical concepts, attending conferences, and producing thought leadership for the company. Dr. McCahon works closely with Dr. Quarles on the company’s research and development activities and in the proposal and fulfilment of research and development contracts for branches of the Department of Defense, agencies of the federal government, other defense contractors, and in other internal research and development activities relating to lasers and advanced optical sources.

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

The lease term began May 1, 2021 and ends on April 30, 2026. The base rent is $6.7626 per rentable square foot for year one, and escalates to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

The space was previously occupied by a global provider of lasers and laser-based technology which opted to vacate prior to the end of its lease term. Thus we are benefiting from millions of dollars of capital investment made by the vacating tenant, and the vacating tenant will continue to pay a portion of the full market rent, with the company paying the balance in the amounts set forth above.

We believe that this new strategic location will support the company’s anticipated future growth and provide greater capacity for research, product development and production activities. The new facility, which began on May 1, 2021, provides the company with an ITAR and laser safety compliant facility totaling approximately 13,000 square feet, of which approximately 4,800 square feet is dedicated to the cleanroom. The consolidation of the two previous Applied Energetics facilities in Tucson into the UA Tech Park facility was completed by May 30, 2021.

We submitted multiple proposals to various government agencies in 2020 and in both Q1 and Q2 of 2021. Due to the closures of multiple agencies and work-from-home orders across various regions of the United States, we anticipate that reviews and funding decisions on these proposals might be delayed longer than anticipated as resources are focused on other matters within the government. AERG has received multiple notices from government agencies stating that “the vast number of proposals received, and the challenges posed by the COVID-19 pandemic have impacted the Government’s evaluation timelines.” In addition to these review-based delays, the US federal budget for 2021 was not approved by Congress by the October 1, 2020 start of the U.S. federal government fiscal year. The 2021 federal budget was signed into law on December 27, 2020 and the National Defense Authorization Act for 2021 was enacted after a congressional override of the President’s veto on January 1, 2021, a full three months after the official start of the 2021 fiscal year. This delay could also significantly impact review of proposals and awards of near-term contracts in 2021. The 2021 National Defense Authorization Act has language actually calling for funding and reports on strategies for “Development and fielding of high energy laser capabilities”, which could be addressed with AERG USP optical sources. Several of the government agencies that have received and are reviewing our proposals started to open their facilities to limited off-site briefings starting on June 1 2021. Since that date, AE’s team has been invited to, and completed, multiple briefings focused on our capabilities and our submissions. This positive action by the agencies could be impacted by the new Delta variant (B.1.617.2) of the SARS-CoV-2 strain. The Federal government is currently evaluating the possibility of reducing staff sizes in the offices and closing off all external visitors unless the meetings are deemed critical by the agency.

On April 28, 2020, AERG was awarded a loan for $132,760 through the Small Business Administration (SBA) Paycheck Protection Program (PPP). The terms of this loan were twenty-four months with a 1% annual interest rate. These funds were issued to cover payroll costs over eight weeks covering May and June 2020. Through the utilization of this PPP loan, AERG was able to keep all employees fully engaged during these two months of the pandemic. We followed the guidelines set forth by the SBA on the PPP program which allowed AERG to apply for a waiver of all or a portion of the loan, because of full employment retention. On July 2, 2021 we received a letter from our bank, via the SBA, approving that $80,593.55 of the loan be converted to a grant. The balance of the loan will be paid back by AE over the next 24 months at the 1% annual interest rate.

Upon the successful examination, and with no opposition, The United States Patent and Trademark Office officially entered the marks LGE® (Reg. No. 6,289,892) and LIPC® (Reg. No. 6,316,069) on March 9, 2021, and April 6, 2021, respectively, in the principal register.

Commencing with the Quarterly Report on Form 10-Q for the three months ended March 31, 2021, we engaged the CFO Squad to assist us in the maintenance of the company’s books and records, including the preparation of our financial statements. Management believes that the engagement of the CFO Squad is an important step toward continuously improving the company’s internal controls over financial reporting and its disclosure controls and procedures which are discussed in Item 4. Controls and Procedures. We also believe that the addition of the accountants of the CFO Squad, with their broad range of accounting expertise, will strengthen the company’s accounting team and its financial reporting.

Path Forward

Our goal with the AERG Strategic Plan is to increase the energy, peak power and frequency agility of USP optical sources while decreasing the size, weight, and cost of these systems. We are in the process of developing this breadth of very high peak power USP lasers and additional optical sources that have a very broad range of applicability for threat disruption for the Department of Defense, the intelligence community, and for commercial, medical, space and national intelligence applications. Although the historical market for AERG’s USP technology is the U.S. Government, derivatives of these USP technologies could provide future platforms for commercial additive and subtractive manufacturing and medical device and imaging markets, creating larger dual-use market for our products to address once testing, evaluation and integration have been completed in partnerships with the user community. During 2020, the AERG team was able to develop partnership and teaming arrangements with the three leading laser and optics institutes in the United States, namely, the University of Arizona, the University of Central Florida, and the University of Rochester Laboratory for Laser Energetics. Our desire is to work on programs jointly where the strengths of each organization can assist in escalating knowledge and delivery of systems to the government sponsors, and to train the next generation of scientists and engineers to work in the Directed Energy fields.

The ongoing Coronavirus Disease 2019 (COVID-19) pandemic does present unique risks and uncertainties that may alter or otherwise affect our path forward, including the recent challenges experienced with rising infections from the emerging CoVID-Delta variant. Our management continues to monitor the possible effects of the COVID-19 on the execution of our plan of operations, our prospective contracts, and the availability of financing to fund our strategic and operational plans going forward. Despite these challenges, we have continued to execute our business development plans and to deliver on our government contracts as per the timeline commitments. During this fiscal year, we submitted multiple proposals and have been engaged in meetings on a daily and weekly basis with various agencies and departments both remotely and in person in Washington, DC and at various other domestically-located government facilities. Dr. Quarles, our President and CEO, has traveled to Washington, DC and to multiple other government facilities around the United States on multiple occasions during the pandemic in 2020 and during Q1 and Q2 of 2021 and remains very committed to pursuing this business even in these challenging times. The interest in our technology, IP portfolio, and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision with government agency leadership, Congressional offices, and industrial partners of the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

Through our analysis of the market, and in discussions with potential customers, we would also conclude that customers are becoming more receptive and interested in directed energy technologies. According to the Department of Defense fiscal 2019 budget, its directed energy spending grew from approximately $500 million in 2017 to over $1 billion in 2019, an increase of 100%. The 2020 budget reflected directed energy spending of $1.2 billion, an additional increase of 20% over 2019, and from 2017 through 2020, the directed energy budget grew from approximately $500 million to approximately $1.2 billion, averaging approximately 40% per year. The government has allocated $1.4 billion for various directed energy programs in 2021, and it is anticipated to exceed $2.1 B by 2024. As a result, we continue to be even more optimistic about our future and the growing opportunities in directed energy applications. The AERG team anticipates a continuation of strong funding for the Directed Energy community. With our existing patent portfolio, and through further advancements of our technologies, we believe we have the substantial building blocks needed to become a significant and successful developer in our USP and LGE marketplaces.

We continue to be very optimistic about the opportunity for our Directed Energy portfolio.  We are actively building our patent portfolio with multiple submissions and applications, and we continue to brief and meet with congressional and government agencies about ultrashort optical sources and counter-threat applications, we are actively hiring and recruiting scientist and engineers and we strengthened our balance sheet with a recent $3 million capital program to help build for our future”.

Results of Operations

Comparison of Operations for the Three Months Ended June 30, 2021 and 2020:

	2021	2020
Revenue	$—	$-
General and administrative	(1,164,109)	(1,128,324)
Selling and marketing	(58,397)	(71,840)
Research and development	(83,007)	(65,317)
Other income	81,218
Interest (expense)	(1,065)	(109,229)

Net loss	$(1,225,359)	$(1,374,710)

Revenue

Revenue for the three months ended June 30, 2021, and 2020, was $0 and $0, respectively.

General and Administrative

General and administrative expenses increased approximately $36,000 to approximately $1,164,000 for the three months ended June 30, 2021 compared to approximately $1,128,000 for the three months ended June 30, 2020 primarily due to the increases of $57,000 of building costs, $24,000 salaries and employee benefits and $3,000 of travel, partially offset by a decrease in professional expenses of $49,000. .

Selling and Marketing

Selling and marketing expenses decreased $13,000 to approximately $58,000 for the three months ended June 30, 2021 compared to approximately $72,000 for the three months ended June 30, 2020 primarily due to the decreased activity of our business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses increased approximately $18,000 to approximately $83,000 for the three months ended June 30, 2021 compared to approximately $65,000 for the three months ended June 30, 2020 primarily due to the increases in contract labor of $13,000 and R&D materials of $4,000.

Other Income

Other income increased approximately $81,000 to approximately $81,000 for the three months ended June 30, 2021 compared to other income $0 for the three months ended June 30, 2020 primarily due to the forgiveness of the Company’s PPP loan.

Interest Expense

Interest expense decreased approximately $108,000 to $1,000 for the three months ended June 30, 2021 compared to approximately $109,000 for the three months ended June 30, 2020 primarily due the decrease in interest bearing notes payable.

Net Loss

Our operations for the three months ended June 30, 2021 resulted in a net loss of approximately $1,225,000, a decrease of approximately $149,000 compared to the approximately $1,375,000 net loss for the three months ended June 30, 2020 primarily due to a decrease in general and administrative, research and development and other income recognized from the extinguishment of debt associated with the PPP loan.

Comparison of Operations for the Six Months Ended June 30, 2021 and 2020:

	2021	2020
Revenue	$—	$10,000
General and administrative	(2,107,728)	(2,218,744)
Selling and marketing	(152,725)	(153,526)
Research and development	(130,815)	(122,796)
Other income	81,218	15,833
Interest (expense)	(1,748)	(170,568)

Net loss	$(2,311,798)	$(2,639,801)

Revenue

Revenue decreased $10,000 from $10,000 for the six months ended June 30, 2020 compared to $0, for the six months ended June 30, 2021. Revenue in the 2020 period was from a contract acquired in the purchase of Applied Optical Sciences.

General and Administrative

General and administrative expenses decreased approximately $111,000 to approximately $2,108,000 for the six months ended June 30, 2021 compared to approximately $2,219,000 for the six months ended June 30, 2020 primarily due to the decreases of $217,000 of professional expenses, $10,000 of travel expenses, partially offset by an increase in building costs of $70,000, salaries and employee benefits of $33,000 and supplies and insurance of $10,000.

Selling and Marketing

Selling and marketing expenses decreased approximately $1,000 to approximately $153,000 for the six months ended June 30, 2021 compared to approximately $154,000 for the six months ended June 30, 2020. This is primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses increased approximately $8,000 to approximately $131,000 for the six months ended June 30, 2021 compared to approximately $123,000 for the six months ended June 30, 2020 primarily due to the increase in R&D materials consumed.

Other Income

Other income increased approximately $65,000 to approximately $81,000 for the six months ended June 30, 2021 compared to approximately $16,000 for the six months ended June 30, 2020 primarily due to the forgiveness of the Company’s PPP loan.

Interest Expense

Interest expense decreased approximately $169,000 to approximately $2,000 for the six months ended June 30, 2021 compared to approximately $171,000 for the six months ended June 30, 2020 primarily due to sharply decreased levels of debt and elimination of the beneficial conversion feature of notes payable. The 2020 amount also included a $50,000 penalty interest on the note payable for the AOS acquisition.

Net Loss

Our operations for the six months ended June 30, 2021 resulted in a net loss of approximately $2,312,000, a decrease of $328,000 compared to the $2,640,000 net loss for the six months ended June 30, 2020 primarily due to a decrease in general and administrative, research and development and other income recognized from the extinguishment of debt associated with the PPP loan.

Trend Discussion

There are obvious costs associated with restarting the corporation and acquiring the skilled leadership and manpower to execute on new product development, as is visible in the higher year-over-year expenses recognized in this Result of Operations. It appears with early 2020 and 2021 contract booking and the combination of the government slow-down due to COVID-19 impacts that it is too early to determine if efforts to obtain new business under our Teaming and Consulting Agreements could be successful for the next fiscal year. The AERG team has expanded teaming arrangements in 2020, with agreements signed with the three most prominent optics and laser universities in the United States. This should provide greater visibility to government agencies looking for submissions with university/industry partnerships and research alignment.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2021, the company incurred a net loss of $2,311,798, had negative cash flows from operations of $1,399,631 and may incur additional future losses due to the possible reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2020, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At June 30, 2021, the Company had total current assets of $3,234,886 and total current liabilities of a $1,518,717 resulting in working capital of approximately $1,716,169. At June 30, 2021, we had $3,126,424 of cash and cash equivalents, a decrease of $196,866 from $3,323,290 at December 31, 2020.

During the first six months of 2021, the net cash outflow from operating activities was $1,399,631. This amount was comprised primarily of our net loss of $2,311,798, offset by noncash stock-based compensation expense of $493,397 and amortization of future compensation payable of $416,667. However, compared with the six months ended June 30, 2020, we experienced a decrease in noncash stock based compensation expense of $297,516 and in accounts payable of $24,577. Amortization of future compensation payable of $416,667 was consistent over both periods. Accrued interest also decreased from $119,908 in the six months ended June 30, 2020 to $660 for the six months ended June 30, 2021.

Investing activities reflected $74,142 for the acquisition of equipment.

Financing activities reflected $2,258,000 in proceeds from the sale of common stock and proceeds from the exercise of warrants and options of $71,000, partially offset by the repayment of notes payable of $1,052,093 resulting in net cash inflow of $1,276,907. On February 2, 2021 and February 8, 2021, the company completed the issuance of 7,056,250 total shares of its common stock at a price of $0.32 per share, or $2,258,000 in the aggregate. Following the quarter, during July 2021, the company issued an additional 4,054,667 shares of its common stock at $0.75 per share for aggregate proceeds of $3,041,000.

As a result of these financings, as of August 11, 2021, the Company had cash and cash equivalents of approximately $5,500,000. Based on the Company’s current business plan, it believes its cash balance as of the date of this report will be sufficient to meet its anticipated cash requirements for the next twelve months. However, the company cannot be certain that it will achieve its current business plan.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of June 30, 2021 are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen filed a complaint in the United States District Court for the Southern District of New York against the company, its directors, officers, attorneys and a consultant. The action alleges libel, securities fraud and related claims. The company filed a motion to dismiss the complaint on October 24, 2019. On December 13, 2019, Gusrae Kaplan and Mr. Whalen filed an opposition to the Company’s motion. On January 10, 2020, the company filed a reply brief. The United States District Court has not ruled on the motion. On August 5, 2021, the plaintiffs filed a Notice of Voluntary Dismissal of the action. The dismissal was “without prejudice,” which means the plaintiffs may refile claims that are not barred by the statute of limitations.

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. Gusrae, Kaplan & Nusbaum and Ryan Whalen have not yet responded to the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, Gusrae Kaplan & Nusbaum and Mr. Whalen filed their reply brief. The United States District Court has not yet ruled on the motion. The parties have recently exchanged settlement proposals.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The company has reported all information pertaining to all issuances of equity securities sold during the period covered by this Quarterly Report on Form 10-Q in previously filed reports on Forms 10-K, 10-Q and 8-K.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By:	/s/ Gregory J. Quarles
Gregory J. Quarles, President and
Chief Executive Officer
(and Principal Financial Officer)

Date: August 16, 2021