Form 10-Q
period 2021-09-30
APPLIED ENERGETICS, INC.
filed 2021-11-15
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 207,562,471 shares of the issuer’s common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,142,332	$3,323,290
Other receivable	-	2,880
Other assets	65,116	39,352
Total current assets	5,207,448	3,365,522

Long-term assets
Security deposit	17,004	-
Property and equipment, net	207,643	19,466
Deferred compensation	625,000	1,250,001
Operating lease, right-of-use assets	572,180	-
Total long-term assets	1,421,827	1,269,467

TOTAL ASSETS	$6,629,275	$4,634,989

LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable	$124,394	$152,445
Notes payable	1,026,047	1,547,695
Notes payable CARES Act PPP Loan	41,853	-
Due to related parties	50,000	50,000
Operating Lease Liability – current	66,940	-
Accrued expenses	967	938
Accrued dividends	48,079	48,079
Total current liabilities	1,358,280	1,799,157

Long-term liabilities:
Operating Lease Liability - non-current	529,456	-
Long-term notes payable	500,000	1,000,000
Long-term notes payable CARES Act PPP Loan	-	133,462
Total long-term liabilities	1,029,456	1,133,462

TOTAL LIABILITES	2,387,736	2,932,619

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at September 30, 2021 and December 31, 2020 (Liquidation preference $340,050 and 340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 205,702,380 and 190,529,320 shares issued and outstanding at September 30, 2021 and at December 31, 2020, respectively	205,703	190,529
Additional paid-in capital	100,066,194	93,778,591
Accumulated Equity	(96,030,372)	(92,266,764)
TOTAL STOCKHOLDERS’ EQUITY	4,241,539	1,702,370
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,629,275	$4,634,989

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	-	165,920	-	175,920
Cost of revenue	-	153,630	-	153,630

Gross Profit	-	12,291	-	22,290

Operating expenses
General and administrative	1,304,875	1,133,536	3,412,603	3,352,280
Selling and marketing	83,173	72,335	235,897	225,861
Research and development	61,968	84,465	192,783	207,261
Total operating expenses	1,450,016	1,290,336	3,841,283	3,785,402

Operating loss	(1,450,016)	(1,278,045)	(3,841,283)	(3,763,112)

Other income (expense)
Other income	-	-	81,218	15,833
Interest expense	(1,794)	(225,210)	(3,542)	(395,776)
Total other income (expense)	(1,794)	(225,210)	77,676	(379,943)

Net loss before provision for income taxes	(1,451,810)	(1,503,255)	(3,763,607)	(4,143,055)

Provision for income taxes	-	-	-	-

Net loss	(1,451,810)	(1,503,255)	(3,763,607)	(4,143,055)

Preferred stock dividends	(8,502)	(8,501)	(25,504)	(25,504)

Net loss attributable to common stockholders	$(1,460,312)	$(1,511,756)	$(3,789,111)	$(4,168,559)

Net Loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding – basic and diluted	203,857,408	210,458,363	198,786,305	208,341,063

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Equity	Equity
Balance as of December 31, 2020	13,602	$14	190,529,320	$190,529	$93,778,591	$(92,266,764)	$1,702,370
RSU restricted Stock	-	-	31,250	31	4,519	-	4,550
Stock-based compensation	-	-	-	-	170,029	-	170,029
Common stock issued on exercise of stock option and warrant	-	-	1,605,682	1,606	40,394	-	42,000
Stock-based compensation expense	-	-	158,329	158	47,340	-	47,499
Sale of common stock	-	-	7,056,250	7,056	2,250,944	-	2,258,000
Net loss for the quarter ended March 31, 2021	-	-	-	-	-	(1,086,438)	(1,086,438)
Balance as of March 31, 2021	13,602	$14	199,380,831	$199,381	$96,291,817	$(93,353,202)	$3,138,010

Stock-based compensation	-	-	-	-	318,818	-	318,818
Common stock issued on exercise of stock option and warrant	-	-	709,751	710	28,290	-	29,000
Net loss for the quarter ended June 30, 2021	-	-				(1,225,360)	(1,225,360)
Balance as of June 30, 2021	13,602	$14	200,090,582	$200,090	$96,638,926	$(94,578,562)	$2,260,468

Stock-based compensation					354,880		354,880
Common stock issued on cashless exercise of options and warrant			957,143	957	(957)		-
Common stock issued on exercise of stock options and warrants			600,000	600	36,400		37,000
Sale of common stock			4,054,665	4,054	3,036,946		3,041,000
Net loss for the quarter ended September 30, 2021						(1,451,810)	(1,451,810)
Balance as of September 30, 2021	13,602	$14	205,702,380	$205,701	$100,066,194	$(96,030,372)	$4,241,539

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Equity	Equity
Balance as of December 31, 2019	13,602	$14	206,569,062	$206,569	$85,907,523	$(89,036,271)	$(2,922,165)
Stock-based compensation expense	-		-	-	439,956		439,956
Common stock issued on exercise of stock option and warrant	-		25,000	25	1,725		1,750
Sale of common stock	-		3,710,000	3,710	1,109,290		1,113,000
Net loss for the quarter ended March 31, 2021	-		-	-	-	(1,265,091)	(1,265,091)
Balance as of March 31, 2020	13,602	$14	210,304,062	$210,304	$87,458,494	$(90,301,362)	$(2,632,550)

Stock-based compensation expense	-	-	-	-	344.430	-	344,430
RSA-based non-cash compensation	-	-	18,750	19	6,508	-	6,527
Common stock issued on exercise of stock option and warrant	-	-	1,050,000	1,050	72,450	-	73,500
Sales of common stock	-	-	1,770,334	1,770	529,330	-	531,100
Cancelation of common stock	-	-	(1,000,000)	(1,000)	1,000	-	-
Net loss for the quarter ended June 30, 2020	-	-	-	-	-	(1,374,709)	(1,374,709)
Balance as of June 30, 2020	13,602	$14	212,143,146	$212,143	$88,412,212	$(91,676,071)	$(3,051,702)

Stock-based compensation expense	-	-	-	-	344,033	-	344,033
RSA-based non-cash compensation	-	-	-	-	3,299	-	3,299
Recognize beneficial conversion feature	-	-	-	-	708,034	-	708,034
Accrual of payment in anticipation of settlement	-	-	-	-	(1,500,000)	-	(1,500,000)
Purchase and cancellation of common stock	-	-	(5,000,000)	(5,000)	(295,000)	-	(300,000)
Net loss for the quarter ended September 30, 2020	-	-	-	-		(1,503,255)	(1,503,255)
Balance as of September 30, 2020	13,602	$14	207,143,146	$207,143	$87,672,578	$(93,179,326)	$(5,299,591)

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine months ended September 30,
	2021		2020
CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss		$(3,763,607)	$(4,143,055)

Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense		848,277	1,138,244
Amortization of beneficial conversion feature		-	114,684
Depreciation and amortization		18,021	12,827
PPP loan forgiveness		(81,550)	-
Amortization of future compensation payable		625,000	625,000
Amortization of prepaid expenses		122,660	184,164
Changes in operating assets and liabilities:
Accounts receivable		-	9,888
Other receivable		2,880	-
Inventory		-	5,930
ROU liabilities		24,216	-
Prepaids and deposits		(48,218)	(141,421)
Accounts payable		(28,051)	(150,604)
Accrued interest		696	231,152
Accrued expenses and compensation		29	68,125
Net cash used in operating activities		(2,279,649)	(2,045,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		(206,198)	-
Net cash used in investing activities		(206,198)	-

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from notes payable		-	4,456,760
Proceeds from the sale of common stock		5,299,000	1,644,100
Repayments on notes payable		(1,102,113)	(528,251)
Cancellation of stock		-	(1,300,000)
Proceeds from exercise of stock options and warrants		108,000	75,250
Net cash provided by financing activities		4,304,887	4,347,859

Net increase in cash and cash equivalents		1,819,042	2,302,793
Cash and cash equivalents, beginning of period		3,323,290	88,415
Cash and cash equivalents, end of period		$5,142,332	$2,391,208

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$1,421	$53,976
Cash paid of income taxes		$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Insurance financing for prepaid insurance		$117,209	$-
Equipment investing in accounts payable		$64,107	$-
Common stock issued for repayment of convertible notes		$47,499	$-
Forgiveness of PPP loan by SBA		$81,449
Implementation of ASC 842		$617,569	$-
Beneficial conversion feature on notes payable	$		$708,034
Non-cash accrual for payment on settlement	$		$500,000

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2020, balance sheet information was derived from the audited financial statements as of that date. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine-month period ended September 30, 2021, the company incurred a net loss of $3,780,611, had negative cash flows from operations of $2,279,647 and may incur additional future losses due to the reduction in government contract activity. At September 30, 2021, the company had total current assets of $5,207,448 and total current liabilities of $1,358,280 resulting in working capital of $3,849,168. At September 30, 2021, the company had cash of $5,142,332.

During the nine months ended September 30, 2021, the company completed the issuance of 11,110,915 total shares of its common stock at prices of $0.32 per share and $0.75 per share, or $5,299,000 in the aggregate. Based on the company’s current business plan, it believes its cash balance as of the date of this filing will be sufficient to meet its anticipated cash requirements for the next twelve months. However, there can be no assurance that the current business plan will be achievable. Such conditions raise substantial doubts about the company’s ability to continue as a going concern for one year from the date the financial statements are issued.

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

SEPTEMBER 30, 2021

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 32,019,604 and 53,742,670 for the nine months ended September 30, 2021 and 2020, respectively.

Significant Concentrations and Risks

We maintain cash balances at a commercial bank and, at times, balances exceed FDIC limits. As of September 30, 2021, $4,892,332 was uninsured.

NOTE 2 – NEW ACCOUNTING STANDARDS

The company has reviewed all issued accounting pronouncements and plans to adopt those that are applicable to it. The company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

In December 2019, the FASB issued amended guidance in the form of ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The company has evaluated the impact of this new standard and notes the guidance will not have a material impact on our financial statements.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). The company has adopted this standard beginning July 1, 2020, and the company now applies it on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. For the nine months ended September 30, 2021 the company had one lease to which the standard applies. The adoption of the new standard resulted in the recognition of a right-of-use asset and lease liability of $617,569 and $617,569, respectively. At September 30, 2021, the right-of-use asset and lease liability were valued at $572,180 and $596,396, respectively

NOTE 3 – NOTES PAYABLE

On May 24, 2019, the company entered into an Asset Purchase Agreement (the “APA”) with Applied Optical Sciences, LLC (“AOS”) to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The note is non-interest bearing and shall be repaid in equal installments, the first two payments were due on February 10, 2021 and subsequent payments being due May, 24, 2021 and the remainder on the last day of each six-month period thereafter, the final such payment being due on November 24, 2022. The Promissory Note may be prepaid at any time (in whole or in part). Upon inception, the company recorded a debt discount in the amount of $2,500,000 in relation to the transaction which is being amortized over the life of the loan as compensation expense. During the nine months ended September 30, 2021, the company made payments in the amount of $1,000,000, in the aggregate, for this promissory note. As of September 30, 2021 and December 31, 2020, the note is not in default.

Paycheck Protection Program

On April 28, 2020, the company entered into a loan agreement with Alliance Bank of Arizona, N.A. for a loan in the amount of $132,760 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”). This loan is evidenced by a promissory note dated April 27, 2020 and matures two years from the disbursement date. This loan bears interest at a rate of 1.00% per annum, with the first nine months of interest deferred. Principal and interest are payable monthly commencing nine months after the disbursement date and may be prepaid by the company at any time prior to maturity with no prepayment penalties. This loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the loan. Upon the occurrence of an event of default, the lender may require immediate repayment of all amounts outstanding under the note.

Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration (“SBA”) under the PPP. The company partially used the loan amount for designated qualifying expenses and received notice from the SBA on June 30, 2021 that the company would not be required to repay $81,550 in proceeds. As a result, the company received partial forgiveness of the PPP amounting to $80,594 in principal and $956 in interest which is reflected within PPP forgiveness and other income on the statements of operations. Additionally, the company made two payments during the quarter ended September 30, 2021 for a total of $10,950. As of September 30, 2021, $41,160 in principal and $694 in interest were outstanding and continue to accrue interest at 1% per annum. The loan is due to be repaid on April 20, 2022.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Premium Financing

On March 25, 2021, the company entered into an agreement with Oakwood D&O Insurance to provide financing in an amount of $156,279 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2021, and provided coverage for the next 12 months, expiring March 12, 2022. The loan bears interest at a fixed rate of 6.5% per annum and required the company to prepay $39,070 the last three months of the term and appears on the balance sheet as a current asset. On April 12, 2021, the company commenced monthly principal and interest payments of $13,024 on the remaining nine months due of $117,209, the last payment of which is scheduled to be made on December 31, 2020. As of September 30, 2021, the outstanding balance on the note was $26,047.

During the nine months ending September 30, 2021, the company converted $47,499 of notes payable into 158,329 shares of common stock.

The following reconciles notes payable as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Beginning balance	$2,681,157	$4,697,890
Notes payable	117,209	4,456,760
Accrued interest	694	297,849
Transfer from prepaid	-	108,064
Initial beneficial conversion feature	-	(919,000)
Amortize beneficial conversion feature	-	919,000
Payments on notes payable	(1,102,111)	(1,480,951)
Repayment of interest	-	(152,603)
Extinguishment of Debt	(81,550)
Converted into common stock	(47,499)	(5,515,852)
Total	1,567,900	2,681,157
Less-Notes payable – current	(1,067,900)	(1,547,695)
Notes payable - non-current	$500,000	$1,133,462

Future principal payments for the company’s Notes as of September 30, 2021 are as follows:

2022	$1,067,900
2023	500,000
Thereafter	-
Total	$1,567,900

Of the $1,567,900 note payable balance, $1,067,900 are short term of which $1,000,000 are payments on the note to acquire assets of Applied Optical Sciences and $500,000 are long term. In accordance to the terms of note to acquire assets of Applied Optical Sciences, the first two payments were paid on February 10, 2021 and May 24, 2021, respectively. The remaining payments are due on the last day of each six-month period thereafter, the final such payment being due on November 24, 2022.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 4 – DEFERRED COMPENSATION

On May 24, 2019, the company entered into the APA with AOS to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The company also recorded a debt discount, which is reported on the balance sheet as deferred compensation, in the amount of $2,500,000, in relation to the transaction which is being amortized over the life of the loan as compensation expense. The amortization of deferred compensation for the nine months ended September 30, 2021 and 2020 was $625,000 and $625,000, respectively. The amortization of deferred compensation for the three months ended September 30, 2021 and 2020 was $208,333 and $208,333, respectively.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

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

During the nine months ended September 30, 2021, the company issued 7,056,250 shares of common stock in a private placement to accredited investors for $0.32 per share or $2,258,000 of net cash proceeds, in the aggregate.

During the nine months ended September 30, 2021, the company issued 158,329 shares of common stock upon the conversion of $47,499 of convertible notes (see Note 3).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

During the nine months ended September 30, 2021, the company issued 31,250 shares of common stock in relation to a restricted stock agreement with a value of $4,550.

During the nine months ended September 30, 2021, the company issued 800,000 shares of common stock upon the exercise of 800,000 warrants at an exercise price of $0.07 a share.

During the nine months ended September 30, 2021, the company issued 250,000 shares of common stock upon the exercise of 250,000 warrants at an exercise price of $0.06 a share.

During the nine months ended September 30, 2021, the company issued 1,005,682 shares of common stock upon the exercise of 1,090,910 options at an exercise price of $0.05 a share. This exercise was performed on a cashless basis.

During the nine months ended September 30, 2021, the company issued 259,741 shares of common stock upon the exercise of 500,000 options at an exercise price of $0.37 a share. This exercise was performed on a cashless basis.

During the nine months ended September 30, 2021, the company issued 1,760,000 options to purchase common stock at an exercise price of $0.40 a share. The options vest over a period of three years from the date of the amendment.

During the nine months ended September 30, 2021 the company recognized stock based compensation in the amount of $848,277.

During the nine months ended September 30, 2021, the company issued 4,054,665 shares of common stock in a private placement to accredited investors for $0.75 per share or $3,041,000 of net cash proceeds, in the aggregate.

During the nine months ended September 30, 2021, the company issued 50,000 shares of common stock upon the exercise of 50,000 warrants at an exercise price of $0.06 a share.

During the nine months ended September 30, 2021, the company issued 100,000 shares of common stock upon the exercise of 100,000 warrants at an exercise price of $0.07 a share.

During the nine months ended September 30, 2021, the company issued 200,000 shares of common stock upon the exercise of 200,000 warrants at an exercise price of $0.06 a share.

During the nine months ended September 30, 2021, the company issued 125,000 shares of common stock upon the exercise of 125,000 warrants at an exercise price of $0.06 a share.

During the nine months ended September 30, 2021, the company issued 60,000 shares of common stock upon the exercise of 60,000 warrants at an exercise price of $0.06 a share.

During the nine months ended September 30, 2021, the company issued 65,000 shares of common stock upon the exercise of 65,000 warrants at an exercise price of $0.06 a share.

During the nine months ended September 30, 2021, the company issued 475,000 shares of common stock with an exercise of 500,000 options. 25,000 shares of common stock were withheld with the exercise. This exercise was performed on a cashless basis.

During the nine months ended September 30, 2021, the company issued 482,143 shares of common stock with an exercise of 500,000 options. 17,857 shares of common stock were withheld with the exercise. This exercise was performed on a cashless basis.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Preferred Stock

As of September 30, 2021 and December 31, 2020 there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of September 30, 2021 including previously accrued dividends included in our balance sheet are approximately $286,114. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015 since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

SEPTEMBER 30, 2021

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

We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $848,277 and $1,138,244 for the nine months ended September 30, 2021 and 2020, respectively, which was charged to general and administrative expense.

Total stock-based compensation expense for grants to officers, employees and consultants was $354,880 and $344,033 for the three months ended September 30, 2021 and 2020, respectively, which was charged to general and administrative expense.

The $848,277 stock-based compensation for the nine months ended September 30, 2021 was comprised of $323,971 option expense and $501,750 was the amortization of 5,000,000 shares of stock valued at $0.4014 over three years for the acquisition of assets of Applied Optical Sciences as well as the recognition of $22,557 for the restricted stock agreements, partially offset by a reversal of $1,000 for the cancellation of 1,000,000 shares.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model.

At September 30, 2021, options to purchase 30,169,090 shares of common stock were outstanding with a weighted average exercise price of $0.1652 with a weighted average remaining contract term of approximately 5.38 years with an aggregate intrinsic value (amount by which Applied Energetics’ closing stock price on the last trading day of the year exceeds the exercise price of the option) of approximately $47,812,253.

As of September 30, 2021, the company recorded $770,916 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately one year.

The company issued 70,000 shares through restricted stock grants during the nine months ended September 30, 2021 and 2020. The company renewed a consulting agreement, extending services for an additional term of two sequential one-year periods. As compensation for the renewal, Mr. Donaghey is to receive for each year of service during the renewal term 70,000 shares of AERG common stock and options to purchase 200,000 shares of common stock at an exercise price of $0.61 per share, reflecting the fair market value of the common stock on the date of grant. 50% of the options vest on the first anniversary of the renewal, and the other 50% vest on the second anniversary. 50% of the common stock vests immediately and the remaining 50% on the first anniversary of the agreement.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table summarizes the activity of our stock options for the nine months ended September 30, 2021:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	32,000,000	$0.1557
Granted	1,760,000	$0.6257
Exercised	(2,590,910)	$0.1118
Forfeited or expired	(1,000,000)	$0.3700
Outstanding at September 30, 2021	30,169,090	$0.1652

Exercisable at September 30, 2021	24,124,644	$0.1126

As of September 30, 2021 and December 31, 2020 there was $14,000 and $0, respectively in unrecognized stock-based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

The Black-Scholes option-pricing model includes the following weighted average assumptions for warrants awarded:

	Nine Months Ended September 30,
	2021	2020
Assumptions:
Risk-free interest rate	.05-07%	0%
Expected dividend yield	0%	0%
Expected volatility	128-130%	0%
Expected life (in years)	2-3	0

As of September 30, 2021 and December 31, 2020, the company recorded $390,250 and $892,000, respectively, in unrecognized stock-based compensation related to a lockup agreement on 5,000,000 shares of common stock in the acquisition of assets of AOS valued at $0.4014 per share, representing the closing price on the date of the contract which is amortized over 36 months. $501,750 and $501,750 was amortized for the nine months ended September 30, 2021, and 2020, respectively.

	Warrant Activity		Weighted
	Shares	Weighted Average Exercise Price	Average remaining Contractual Term (years)
Outstanding at December 31, 2020	3,550,000	$0.0627	5.77
Granted	-	-	-
Exercised	(1,650,000)	$0.0652	-
Forfeited	(125,000)	$0.0700	-
Outstanding and exercisable at September 30, 2021	1,775,000	$0.0599	7.69

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Avg. Remaining Contractual Life in Years	Weighted Avg. Exercise Price	Shares Exercisable	Weighted Avg. Exercise Price
$0.05 - $0.08	1,775,000	7.69	$0.0599	1,775,000	$0.0652
	1,775,000	7.69	$0.0599	1,775,000	$0.0652

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2016, the company moved and entered into a month-to-month lease agreement to lease office space in Tucson, Arizona. In May 2019, the company acquired Applied Optical Sciences and assumed the month-to-month lease for office and laboratory space also in Tucson, Arizona.

Rent expense was approximately $145,000 and $35,000 for the nine months ended September 30, 2021 and 2020, respectively, and $52,000 and $11,000, for the three months ended September 30, 2021 and 2020, respectively.

In March 2021, the company signed a five-year lease for a 13,000 square foot laboratory/office space in Tucson. The lease term commenced May 1, 2021 and ends on April 30, 2026. The base rent is $6.7626 per rentable square foot for year one, and escalates to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

At September 30, 2021, we had $704,960 in future minimum lease payments, with $103,992, due within one year.

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

The company’s weighted-average remaining lease term relating to its operating leases is 4.58 years, with a weighted-average discount rate of the 6.5%.

The company incurred lease expense for its operating leases of $24,754 which was included in general and administrative expenses in the statements of operation for the periods ended September 30, 2021. During the nine months ended September 30, 2021, the company made cash lease payments in the amount of $37,671.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents information about the future maturity of the lease liability under the company’s operating leases as of September 30, 2021:

Maturity of Lease Liability	Building
2021	$22,602
2022	112,141
2023	143,325
2024	168,577
2025	191,779
Thereafter	66,536
Total undiscounted lease payments	$704,960
Less imputed interest	(108,564)
Present Value of Lease Liabilities	$596,396

Remaining lease term	4.58

The following table presents lease assets and liabilities and their balance sheet classification:

Classification	September 30, 2021
Right-of-use Assets	$572,180
Current portion of operating lease obligations	66,940
Operating lease obligations, less current portion	529,456

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of September 30, 2021 and 2020.

Litigation

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen filed a complaint in the United States District Court for the Southern District of New York against the company, its directors, officers, attorneys and a consultant. The action alleged libel, securities fraud and related claims. The company filed a motion to dismiss the complaint on October 24, 2019. On December 13, 2019, Gusrae Kaplan and Mr. Whalen filed an opposition to the company’s motion. On January 10, 2020, the company filed a reply brief. The United States District Court has not ruled on the motion. On August 5, 2021, the plaintiffs filed a Notice of Voluntary Dismissal of the action. The dismissal was “without prejudice,” which means the plaintiffs may refile claims that are not barred by the statute of limitations.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

On September 7, 2021, Gusrae Kaplan & Nusbaum and Ryan Whalen filed a complaint in the New York Supreme Court against the company, its directors, officers, attorneys and a consultant, alleging a single claim for defamation per se based on the same conduct underlying their claim of libel in their voluntarily dismissed federal court action.  The company filed a motion to dismiss the complaint on October 29, 2021, which motion included a request for sanctions for filing a frivolous complaint.  Gusrae Kaplan & Nusbaum and Mr. Whalen’s deadline to oppose the company’s motion to dismiss is currently November 16, 2021.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

The company may, from time to time, be involved in legal proceedings arising from the normal course of business.

NOTE 8 – SUBSEQUENT EVENT

In October and November, 2021, the company issued 1,860,081 shares of common stock upon the exercise of 1,909,090 options at an exercise price of $0.05 a share. These exercises were performed on a cashless basis.

In November, 2021 we issued two options totaling 155,000 shares with a life of 10 years and an exercise price of $2.54.

The company’s management has evaluated subsequent events occurring after September 30, 2021, the date of our most recent balance sheet, through the date our financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Report on Form 10-Q for the nine months ended September 30, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts and can be identified by the use of forward-looking words such as “may”, “believe”, “would”, “could”, “should”, “expect”, “project”, “anticipate”, “estimates”, “possible”, “plan”, “strategy”, “target”, “prospect” or “continue” and other similar terms and phrases. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2020. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

Applied Energetics, Inc., (sometimes referred to as “Applied Energetics,” “AERG,” the “company,” “its,” “we,” “us” or “our”) is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 9070 S. Rita Road, Suite 1500, Tucson, Arizona 85747, (520) 628-7415. www.aergs.com

Applied Energetics, Inc., specializes in the development and manufacture of advanced high-performance lasers, high voltage electronics, advanced optical systems, and integrated guided energy systems for defense, aerospace, industrial, and scientific customers worldwide.

Technology and Patents

Applied Energetics, Inc. is recognized as a global leader in developing the next generation optical sources exhibiting ever-increasing output energy, peak power and frequency agility while also providing decreased size, weight, and cost of these systems for customers. The AERG scientific team is in the process of expanding our patent portfolio to cover these technological breakthroughs to further enhance our suite of solutions for threat disruption for the Department of Defense, the intelligence community, and for commercial, medical, space and national intelligence applications with optical sources operating from the deep ultraviolet to the far infrared portions of the electromagnetic spectrum.

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

Pursuant to our July 16, 2018, Master Services Agreement, Westpark Advisors, LLC assists the company in its comprehensive sales and marketing strategy for the greater Washington DC area and broader Department of Defense markets. Westpark Advisors focuses on the company’s next generation USP laser technologies, along with LGE and the company’s other novel laser technologies and provides business development, program management and strategy consulting services, including sales and marketing of the company’s product line. Westpark Advisors’ Managing Director, Patrick Williams provides full-time support to the company under this agreement. This agreement was amended to grant Westpark Advisors options to purchase an additional 1,000,000 shares of AERG common stock, par value $0.001 per share, at an exercise price of $0.40 per share, in exchange for Westpark Advisors’s continued service to the company. The option vests over a period of three years from the date of the amendment. Otherwise, the other provisions of the agreement remain in force and unchanged.

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

Effective April 29, 2019, AERG. established its Board of Advisors and appointed Christopher Donaghey as its first member. Chris Donaghey currently serves as the senior vice president and head of corporate development for Science Applications International Corporation (“SAIC”), a $7 billion revenue defense and government agency technology integrator. As an executive of SAIC, Donaghey works closely with SAIC’s senior management to support the development and implementation of SAIC’s strategic plan with an emphasis on M&A to complement organic growth strategies and value creation. In his role on Applied Energetics’ Board of Advisors, Mr. Donaghey has significant input into the strategic direction of the company and provides assistance in building lasting relationships in our defense markets. This agreement has been renewed for an additional two years for 70,000 shares of common stock per year and options to purchase 200,000.

Recent Developments

Effective March 15, 2021, AERG entered into a Lease Agreement with Campus Research Corporation, for approximately 13,000 rentable square feet of office, laboratory and production space located at the UA Tech Park, a research and technology park owned and operated by the University of Arizona. The company consolidated its offices and expanded its R&D capacity by leasing this space which is outfitted with a Class 1000 (ISO Class 6) “clean room” and other turnkey laboratory and conference features.

The lease term began May 1, 2021 and ends on April 30, 2026. The base rent is $6.7626 per rentable square foot for year one, and escalates to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

The space was previously occupied by a global provider of lasers and laser-based technology which opted to vacate prior to the end of its lease term. As a result, we are benefiting from millions of dollars of capital investment made by the vacating tenant, and the vacating tenant will continue to pay a portion of the full market rent, with the company paying the balance in the amounts set forth above.

We believe that this new strategic location will support the company’s anticipated future growth and provide greater capacity for research, product development and production activities. The new facility, which the AERG team began to occupy on May 1, 2021, provides the company with an ITAR and laser safety compliant facility totaling approximately 13,000 square feet, of which approximately 4,800 square feet is dedicated to the cleanroom. The consolidation of the two previous Applied Energetics facilities in Tucson into the UA Tech Park facility was completed on May 30, 2021.

We submitted multiple proposals to various government agencies in 2020 and ~~between Q1 and~~ through Q3 of 2021. Due to the closures of multiple agencies and work-from-home orders across various regions of the United States, we anticipate that reviews and funding decisions on these proposals might be delayed longer than anticipated as resources are focused on other matters within the government. AERG has received multiple notices from government agencies stating that “the vast number of proposals received, and the challenges posed by the COVID-19 pandemic have impacted the Government’s evaluation timelines.” Several of the government agencies that have received and are reviewing our proposals started to open their facilities to limited off-site briefings starting on June 1, 2021. Since that date, AERG’s team has been invited to, and completed, multiple briefings focused on our capabilities and our submissions. This positive action by the agencies could be impacted by the new Delta variant (B.1.617.2) of the SARS-CoV-2 strain. The Federal government is currently evaluating the possibility of reducing staff sizes in the offices and closing off all external visitors unless the meetings are deemed critical by the agency. Effective August 2, 2021, the DOD re-enforced a maximum telework position for their employees and contractors and reduced the on-site occupancy to less than 50% of the normal occupancy. As the Delta variant increased, the DOD maintained the maximum telework policy and on September 9, 201 reduced the maximum on-site occupancy to less than 40% of normal work occupancy. These recent changes have again further hampered the ability of the AERG team to schedule on-site briefings for our proposals undergoing review. In addition to these review-based delays, the US federal budget for 2022 was not approved by Congress by the October 1, 2021 start of the U.S. federal government fiscal year. On September 21, 2021, the U.S. House of Representatives passed H.R. 5305, and on September 30, 2021, the U.S. Senate passed the same bill, a continuing resolution (CR) to extend federal government funding through December 3, 2021 and the President signed it into law (Public Law 117-43) on September 30, 2021 to avoid a government shutdown at the end of the fiscal year 2021. There is some uncertainty as to whether the federal budget will be approved before December 3, 2021, and if not, there will either be a second CR or there could be a sequestration and closure of the federal government. Either of these delays also could drastically impact review of proposals and awards of near-term contracts.

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

The team at Applied Energetics continued to expand during the third and fourth quarters of 2021, with the addition of two new full-time employees (one, a laser technician and the other a junior scientist) and retention of world-class contractors to strengthen our human resources, public relations, IT, and technical staff supporting the research and development in the laboratory.

Path Forward

Our goal with the AERG Strategic Plan is to increase the energy, peak power and frequency agility of USP optical sources while decreasing the size, weight, and cost of these systems. We are in the process of developing this breadth of very high peak power USP lasers and additional optical sources that have a very broad range of applicability for threat disruption for the Department of Defense, the intelligence community, and for commercial, biomedical, space and national intelligence applications. Although the historical market for AERG’s USP technology is the U.S. Government, derivatives of these USP technologies could provide future platforms for commercial additive and subtractive manufacturing and medical device and imaging markets, creating larger dual-use market for our products to address once testing, evaluation and integration have been completed in partnerships with the user community. During 2020, the AERG team was able to develop partnership and teaming arrangements with the three leading laser and optics institutes in the United States, namely, the University of Arizona, the University of Central Florida, and the University of Rochester Laboratory for Laser Energetics. Our desire is to work on programs jointly where the strengths of each organization can assist in escalating knowledge and delivery of systems to the government sponsors, and to train the next generation of scientists and engineers to work in the Directed Energy fields.

The ongoing Coronavirus Disease 2019 (COVID-19) pandemic does present unique risks and uncertainties that may alter or otherwise affect our path forward, including the recent challenges experienced with rising infections from the emerging CoVID-Delta variant. Our management continues to monitor the possible effects of the COVID-19 on the execution of our plan of operations, our prospective contracts, and the availability of financing to fund our strategic and operational plans going forward. Despite these challenges, we have continued to execute our business development plans and to deliver on our government contracts as per the timeline commitments. During this fiscal year, we submitted multiple proposals and have been engaged in meetings on a daily and weekly basis with various agencies and departments both remotely and in person in Washington, DC and at various other domestically-located government facilities. Dr. Quarles, our President and CEO, has traveled to Washington, DC and to multiple other government facilities around the United States on multiple occasions during the pandemic in 2020 and during Q1, Q2, and Q3 of 2021 and remains very committed to pursuing this business even in these challenging times. The interest in our technology, IP portfolio, and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision with government agency leadership, Congressional offices, and industrial partners regarding the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

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

We continue to be very optimistic about the opportunity for our Directed Energy portfolio. We are actively building our patent portfolio with multiple submissions and applications, and we continue to brief and meet with congressional and government agencies about ultrashort optical sources and counter-threat applications, we are actively hiring and recruiting scientists, engineers and technical staff as we strengthened our balance sheet with a private placement of common stock in the amount of $3,041,000, which closed on July 9 and 22, 2021, to help build for our future.

Results of Operations

Comparison of Operations for the Three Months Ended September 30, 2021 and 2020:

	2021	2020
Revenue	$-	$165,920
Cost of revenue	-	(153,630)
General and administrative	(1,304,875)	(1,133,536)
Selling and marketing	(83,173)	(72,335)
Research and development	(61,968)	(84,465)
Interest (expense)	(1,794)	(225,210)
Net loss	$(1,451,810)	$(1,503,255)

Revenue

Revenue for the three months ended September 30, 2021, and 2020, was $0 and $166,000, respectively. The decrease was due to the completion of the STTR phase I project in 2020.

Cost of Revenue

Cost of revenue decreased approximately $154,000 to $0 for the three months ended September 30, 2021 compared to $154,000 for the three months ended September 30, 2020. The decrease in the cost of revenue was due to the completion of the STTR phase I project in 2020.

General and Administrative

General and administrative expenses increased approximately $171,000 to approximately $1,305,000 for the three months ended September 30, 2021 compared to approximately $1,134,000 for the three months ended September 30, 2020 primarily due to the $154,000 in applied project costs in 2020, increases of $100,000 of salaries and employee benefits, $64,000 building costs, $8,000 of travel and $4,000 supplies insurance and miscellaneous, partially offset by a decrease in professional expenses of $158,000.

Selling and Marketing

Selling and marketing expenses increased $11,000 to approximately $83,000 for the three months ended September 30, 2021 compared to approximately $72,000 for the three months ended September 30, 2020 primarily due to an increase of $4,000 in travel related expenses, $3,000 in marketing supplies and $3,000 in professional services.

Research and Development

Research and development expenses decreased approximately $22,000 to approximately $62,000 for the three months ended September 30, 2021 compared to approximately $84,000 for the three months ended September 30, 2020 primarily due to the decreases in contract labor of $17,000 and R&D materials of $6,000.

Interest Expense

Interest expense decreased approximately $223,000 to $2,000 for the three months ended September 30, 2021 compared to approximately $225,000 for the three months ended September 30, 2020 primarily due the decrease in interest bearing notes payable.

Net Loss

Our operations for the three months ended September 30, 2021 resulted in a net loss of approximately $1,452,000, a decrease of approximately $51,000 compared to the approximately $1,503,000 net loss for the three months ended September 30, 2020 primarily due to a decrease in interest expense and research and development partially offset by general and administrative, sales and marketing and a gross profit decrease.

Comparison of Operations for the Nine Months Ended September 30, 2021 and 2020:

	2021	2020
Revenue	$-	$175,920
Cost of revenue	-	153,630
General and administrative	(3,412,603)	(3,352,280)
Selling and marketing	(235,897)	(225,861)
Research and development	(192,783)	(207,261)
Other income	81,218	15,833
Interest (expense)	(3,542)	(395,776)
Net loss	$(3,763,607)	$(4,143,055)

Revenue

Revenue decreased $176,000 from $176,000 for the nine months ended September 30, 2020 compared to $0, for the nine months ended September 30, 2021. Revenue for the nine months ended September 30, 2021, and 2020, was $0 and $176,000, respectively. The decrease was due to the completion of the STTR phase I project in 2020.

Cost of Revenue

Cost of revenue decreased approximately $154,000 to $0 for the nine months ended September 30, 2021 compared to $154,000 for the nine months ended September 30, 2020. Cost of revenue in the 2020 period was due to the completion of the STTR phase I project in 2020.

General and Administrative

General and administrative expenses increased approximately $60,000 to approximately $3,413,000 for the nine months ended September 30, 2021 compared to approximately $3,352,000 for the nine months ended September 30, 2020 primarily due to the $154,000 in applied project costs in 2020, the increases in building costs of $133,000, salaries and employee benefits of $133,000, supplies and insurance of $14,000, depreciation of $2,000, partially offset by a decrease in professional expenses of $376,000.

Selling and Marketing

Selling and marketing expenses increased approximately $10,000 to approximately $236,000 for the nine months ended September 30, 2021 compared to approximately $226,000 for the nine months ended September 30, 2020. This is primarily due to increases in supplies of $12,000 and partially offset by a decrease in travel related of $4,000.

Research and Development

Research and development expenses decreased approximately $14,000 to approximately $193,000 for the nine months ended September 30, 2021 compared to approximately $207,000 for the nine months ended September 30, 2020 primarily due to the decrease in R&D contract labor.

Other Income

Other income increased approximately $65,000 to $81,000 for the nine months ended September 30, 2021 compared to approximately $16,000 for the nine months ended September 30, 2020 primarily due to the partial forgiveness of the company’s PPP loan.

Interest Expense

Interest expense decreased approximately $392,000 to approximately $4,000 for the nine months ended September 30, 2021 compared to approximately $396,000 for the nine months ended September 30, 2020 primarily due to sharply decreased levels of debt and elimination of the beneficial conversion feature of notes payable. The 2020 amount also included a $50,000 penalty interest on the note payable for the AOS acquisition.

Net Loss

Our operations for the nine months ended September 30, 2021 resulted in a net loss of approximately $3,764,000, a decrease of $379,000 compared to the $4,143,000 net loss for the nine months ended September 30, 2020 primarily due to a decrease in total other and research and development partially offset by gross profit and increases in general and administrative and selling and marketing.

Trend Discussion

There are obvious costs associated with restarting the corporation and acquiring the skilled leadership and manpower to execute on new product development, as is visible in the higher year-over-year expenses recognized in this Result of Operations. It appears with early 2020 and 2021 contract booking and the combination of the government slow-down due to COVID-19 impacts that it is too early to determine if efforts to obtain new business under our Teaming and Consulting Agreements could be successful for the next fiscal year. The AERG team expanded teaming arrangements in 2020, with agreements signed with the three most prominent optics and laser universities in the United States. This should provide greater visibility to government agencies looking for submissions with university/industry partnerships and research alignment.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2021, the company incurred a net loss of $3,763,607, had negative cash flows from operations of $2,279,649 and may incur additional future losses due to the possible reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2020, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At September 30, 2021, the company had total current assets of $5,207,448 and total current liabilities of a $1,358,280 resulting in working capital of approximately $3,849,168. At September 30, 2021, we had $5,142,332 of cash and cash equivalents, an increase of $1,819,042 from $3,323,290 at December 31, 2020.

During the first nine months of 2021, the net cash outflow from operating activities was $2,279,649. This amount was comprised primarily of our net loss of $3,763,607, offset by noncash stock-based compensation expense of $848,277 and amortization of future compensation payable of $625,000. However, compared with the nine months ended September 30, 2020, we experienced a decrease in noncash stock based compensation expense of $289,967 and in accounts payable of $122,555. Amortization of future compensation payable of $625,000 was consistent over both periods. Accrued interest also decreased from $231,152 in the nine months ended September 30, 2020 to $696 for the nine months ended September 30, 2021.

Investing activities reflected $206,198 for the acquisition of equipment.

Financing activities reflected $5,299,000 in proceeds from the sale of common stock and proceeds from the exercise of warrants and options of $108,000, partially offset by the repayment of notes payable of $1,102,113 resulting in net cash inflow of $4,304,887. On February 2, 2021 and February 8, 2021, the company completed the issuance of 7,056,250 total shares of its common stock at a price of $0.32 per share, or $2,258,000 in the aggregate.

As a result of these financings, as of November 15, 2021, the company had cash and cash equivalents of approximately $5,500,000. Based on the company’s current business plan, it believes its cash balance as of the date of this report will be sufficient to meet its anticipated cash requirements for the next twelve months. However, the company cannot be certain that it will achieve its current business plan.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of September 30, 2021 are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 3, 2019, Gusrae, Kaplan & Nusbaum and its partner, Ryan Whalen filed a complaint in the United States District Court for the Southern District of New York against the company, its directors, officers, attorneys and a consultant. The action alleged libel, securities fraud and related claims. The company filed a motion to dismiss the complaint on October 24, 2019. On December 13, 2019, Gusrae Kaplan and Mr. Whalen filed an opposition to the company’s motion. On January 10, 2020, the company filed a reply brief. The United States District Court has not ruled on the motion. On August 5, 2021, the plaintiffs filed a Notice of Voluntary Dismissal of the action. The dismissal was “without prejudice,” which means the plaintiffs may refile claims that are not barred by the statute of limitations.

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan& Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, Gusrae Kaplan & Nusbaum and Mr. Whalen filed their reply brief. The United States District Court has not yet ruled on the motion.

On September 7, 2021, Gusrae Kaplan & Nusbaum and its partner Ryan Whalen filed a complaint in the New York Supreme Court against the company, its directors, officers, attorneys and a consultant, alleging a single claim for defamation per se based on the same conduct underlying their claim of libel in their voluntarily dismissed federal court action.  The company filed a motion to dismiss the complaint on October 29, 2021, which motion included a request for sanctions for filing a frivolous complaint.  Gusrae Kaplan & Nusbaum and Mr. Whalen’s deadline to oppose the company’s motion to dismiss is currently November 16, 2021.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

The company may, from time to time, be involved in legal proceedings arising from the normal course of business.

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

Date: November 15, 2021