Form 10-Q
period 2022-03-31
APPLIED ENERGETICS, INC.
filed 2022-05-16
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, there were 207,692,878 shares of the issuer’s common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,551,870	$3,662,615
Other receivable	-	-
Other assets	251,751	43,391
Total current assets	2,803,621	3,706,006

Long-term assets
Security deposit	17,004	17,004
Property and equipment - net	207,056	206,810
Deferred compensation	208,333	416,666
Right of use asset - operating	516,948	544,670
Total long-term assets	949,341	1,185,150
Total assets	$3,752,962	$4,891,156
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$140,939	$195,381
Notes payable	1,175,435	1,000,001
Notes payable CARES Act PPP Loan	6,770	24,189
Due to related parties	50,000	50,000
Operating lease liability - current	85,666	76,227
Accrued expenses	19,609	21,870
Accrued dividends	48,079	48,079
Total current liabilities	1,526,499	1,415,747
Long-term liabilities

Operating lease liability - non-current	484,556	507,188
Total long-term assets	484,556	507,188

Total liabilities	2,011,055	1,922,935
Stockholders’ Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at March 31, 2022 and December 31, 2021 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 207,692,878 and 207,562,461 shares issued and outstanding at March 31, 2022 and at December 31, 2021, respectively	207,692	207,562
Additional paid-in capital	101,007,609	100,452,862
Accumulated deficit	(99,473,407)	(97,692,217)
Total stockholders’ equity	1,741,908	2,968,221
Total Liabilities and Stockholders’ Equity	$3,752,962	$4,891,156

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating expenses
General and administrative	$1,628,489	$943,619
Selling and marketing	76,670	94,328
Research and development	75,987	47,808
Total operating expenses	1,781,146	1,085,755

Operating loss	(1,781,146)	(1,085,755)

Other income (expense)
Interest expense	(44)	(683)
Total other income (expense)	(44)	(683)

Net loss before provision for income taxes	(1,781,190)	(1,086,438)

Provision for income taxes	-	-

Net loss	(1,781,190)	(1,086,438)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(1,789,691)	$(1,094,939)

Net Loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	207,663,896	195,372,061

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total (Deficit) Equity Attributable to MGT	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Equity
Balance at December 31, 2021	13,602	$14	207,562,461	207,562	$100,452,862	$(97,692,217)	$-	$2,968,221
RSU restricted Stock	-	-	130,417	130	(130)	-	-	-
Stock-based compensation	-	-	-	-	554,877	-	-	554,877
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(1,781,190)	-	(1,781,190)
Balance at March 31, 2022	13,602	$14	207,692,878	$207,692	$101,007,609	$(99,473,407)	$-	$1,741,908

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total (Deficit) Equity Attributable to MGT	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Equity
Balance at December 31, 2020	13,602	$14	190,529,320	190,529	$93,778,591	$(92,266,764)	$441,453	$1,702,370
RSU restricted Stock	-	-	31,250	31	4,519	-	-	4,550
Stock-based compensation	-	-	-	-	170,029		-	170,029
Common stock issued on cashless exercise of options and warrant	-	-	1,005,682	1,006	(1,006)	-	-	-
Common stock issued on exercise of options and warrant	-	-	600,000	600	41,400	-	-	42,000
Common stock issued on exercise of convertible note	-	-	158,329	158	47,340	-	-	47,498
Sale of common stock	-	-	7,056,250	7,056	2,250,944	-	-	2,258,000
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(1,086,438)	-	(1,086,438)
Balance at March 30, 2021	13,602	$14	199,380,831	$199,380	$96,291,817	$(93,353,202)	$(1,709)	$3,138,010

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(1,781,190)	$(1,086,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense	554,877	174,579
Depreciation and amortization	6,209	4,276
Amortization of future compensation payable	208,333	208,335
Amortization of prepaid assets	43,407	43,124
Changes in assets and liabilities:
Other receivable	-	(17,004)
Other assets	-	(31,413)
Prepaid and deposits	(251,767)	-
Operating lease liabilities	14,529	-
Accounts payable	(54,442)	(23,358)
Accrued interest	-	526
Accrued expenses and compensation	(2,261)	81,763
Net cash used in operating activities	(1,262,305)	(645,610)

Cash Flows From Investing Activities
Purchase of equipment	(6,455)	(70,657)
Net cash used in investing activities	(6,455)	(70,657)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	2,258,000
Repayment on note payable	(17,420)	(513,023)
Proceeds from note payable	175,435	-
Proceeds from the exercise of stock options and warrants	-	42,000
Net cash provided by financing activities	158,015	1,786,977

Net change in cash and cash equivalents	(1,110,745)	1,070,710

Cash and cash equivalents, beginning of period.	3,662,615	3,323,290
Cash and cash equivalents, end of period.	$2,551,870	$4,394,000

Supplemental disclosure of cash flow information
Cash paid for interest	$44	$355
Cash paid for taxes	$-	$-
Non-cash investing and financing activities
Insurance financing for prepaid insurance	$175,435	$117,209
Equipment investing in accounts payable	$-	$64,107
Common stock issued for repayment of convertible notes	$-	$47,499

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2021, balance sheet information was derived from the audited financial statements as of that date. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three-months ended March 31, 2022, the company incurred a net loss of $1,781,190, had negative cash flows from operations of $1,262,305 and may incur additional future losses due to the reduction in government contract activity. At March 31, 2022, the company had total current assets of $2,803,621 and total current liabilities of $1,526,499 resulting in working capital of $1,277,122. At March 31, 2022, the company had cash of $2,551,870.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include carrying amounts of long-lived assets, valuation assumptions for share-based payments, effective borrowing rate determinations, analysis of fair value transferred upon debt extinguishment, valuation and calculation of measurements of income tax assets and liabilities and valuation of debt discount related to beneficial conversion features.

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 21,362,021 and 32,909,390 for the three-months ended March 31, 2022 and 2021, respectively.

Significant Concentrations and Risks

We maintain cash balances at a commercial bank and, at times, balances exceed FDIC limits. As of March 31, 2022, $2,301,870 was uninsured.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

On August 5, 2020, the FASB issued ASU No. 2020-06 which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 simplifies the guidance in U.S. GAAP on the issuer’s accounting for convertible debt instruments. Such guidance includes multiple disparate sets of classification, measurement, and derecognition requirements whose interactions are complex. ASU 2020-06 is effective for annual periods beginning after December 15, 2021, and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s financial statements.

NOTE 3 – NOTES PAYABLE

On May 24, 2019, the company entered into an Asset Purchase Agreement (the “APA”) with Applied Optical Sciences, LLC (“AOS”) to acquire certain assets. As consideration for the APA, the Company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The note is non-interest bearing and shall be repaid in equal installments. The company made the first three payments of $500,000 on February 10, 2021, May 24, 2021, and November 19, 2021, respectively. In accordance with the terms of the note, $500,000 is due on May 24, 2022, and the remaining $500,000 is due on November 24, 2022. The Promissory Note may be prepaid at any time (in whole or in part). Upon inception, the Company recorded a debt discount in the amount of $2,500,000 in relation to the transaction which is being amortized over the life of the loan as compensation expense. During the three months ended March 31, 2022, the company made payments in the amount of $0 for this promissory note. As of March 31, 2022 and December 31, 2021, the note is not in default.

Paycheck Protection Program

On April 28, 2020, the company entered into a loan agreement with Alliance Bank of Arizona, N.A. for a loan in the amount of $132,760 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”). This loan is evidenced by a promissory note dated April 27, 2020, and matures two years from the disbursement date. This loan bears interest at a rate of 1.00% per annum, with the first three-months ended of interest deferred. Principal and interest are payable monthly commencing three-months ended after the disbursement date and may be prepaid by the company at any time prior to maturity with no prepayment penalties. This loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the loan. Upon the occurrence of an event of default, the lender may require immediate repayment of all amounts outstanding under the note.

Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration (“SBA”) under the PPP. The company partially used the loan amount for designated qualifying expenses and received notice from the SBA on June 30, 2021, that the company would not be required to repay $81,550 in proceeds. As a result, the company received partial forgiveness of the PPP amounting to $80,594 in principal and $956 in interest which is reflected within PPP forgiveness and other income on the statements of operations. Additionally, the company made three payments during the quarter ended March 31, 2022, for a total of $17,420. As of March 31, 2022, $6,770 in principal and $0 in interest were outstanding and continued to accrue interest at 1% per annum. The loan is due to be repaid on April 20, 2022.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Premium Financing

On April 8, 2022, the company entered into an agreement with Oakwood D&O Insurance to provide financing in an amount of $234,367 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2022, and provided coverage for the next 12 months, expiring March 12, 2023. The loan bears interest at a fixed rate of 5% per annum and required the company to prepay $58,932 and appears on the balance sheet as a current asset. On April 12, 2022, the company commenced monthly principal and interest payments of $19,901, which was the first payment of nine remaining months due of $175,435, the last payment of which is scheduled to be made on December 31, 2022. As of March 31, 2022, the outstanding balance on the note was $175,435 and was recorded as notes payable, a currently liability, in the Company’s condensed consolidated balance sheet.

The following reconciles notes payable as of March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Beginning balance	$1,024,190	$2,681,157
Notes payable	175,435	117,209
Accrued interest	-	1,385
Payments on notes payable	(17,420)	(1,646,513)
Extinguishment of debt	-	(81,550)
Converted into common stock	-	(47,498)
Total	1,182,205	1,024,190
Less-Notes payable – current	1,182,205	1,024,190
Notes payable – non-current	$-	$-

Future principal payments for the company’s Notes as of March 31, 2022, are as follows:

2022	$1,182,205
2023	-
Thereafter	-
Total	$1,182,205

The company’s note payable balance of $1,182,205 is due within the next twelve months, in accordance with the terms of note payable. Of the $1,182,205, $1,000,000 consists of two remaining payments of $500,000, due on May 24, 2022, and November 24, 2022, which is the remaining balance on the note payable that the company assumed as part of the agreement to acquire Applied Optical Sciences.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 4 – DEFERRED COMPENSATION

On May 24, 2019, the company entered into the APA with AOS to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The company also recorded a debt discount, which is reported on the balance sheet as deferred compensation, in the amount of $2,500,000, in relation to the transaction which is being amortized over the life of the loan as compensation expense. The amortization of deferred compensation for the three months ended March 31, 2022, and 2021 was $208,333 and $208,333, respectively.

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

During the three-months ended March 31, 2021, the company issued 158,329 shares of common stock upon the conversion of $47,999 of convertible notes.

During the three-months ended March 31, 2021, the company issued 31,250 shares of common stock in relation to a restricted stock agreement with a value of $4,550.

During the three-months ended March 31, 2021, the company issued 600,000 shares of common stock upon the exercise of 600,000 warrants at an exercise price of $0.07 a share.

During the three-months ended March 31, 2021, the company issued 1,005,682 shares of common stock upon the exercise of 1,090,910 options at an exercise price of $0.05 a share. This exercise was performed on a cashless basis.

During the three-months ended March 31, 2022, the company issued 130,417 shares of common stock for previously vested an expensed shares in relation to a restricted stock agreement. For the three months ended March 31, 2022, the Company recorded $0 in relation to these shares.

During the three-months ended March 31, 2022 the company recognized stock based compensation in the amount of $554,877.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Preferred Stock

As of March 31, 2022, and December 31, 2021, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of March 31, 2022, including previously accrued dividends included in our balance sheet are approximately $297,544. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the liquidation preference (plus any unpaid dividends for periods prior to the dividend payment date immediately preceding the date of conversion by the holder) divided by the conversion price (initially $12.00 per share, subject to adjustment in the event of a stock dividend or split, reorganization, recapitalization or similar event). If the closing sale price of the common stock is greater than 140% of the conversion price on 20 out of 30 trading days, the company may redeem the Series A Preferred Stock in whole or in part at any time through October 31, 2010, upon at least 30 days’ notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the shares to be redeemed, plus unpaid dividends thereon to, but excluding, the redemption date, subject to certain conditions. In addition, beginning November 1, 2010, the company may redeem the Series A Preferred Stock in whole or in part, upon at least 30 days’ notice, at a redemption price, payable in cash, equal to 100% of the liquidation preference of the Series A Preferred Stock to be redeemed, plus unpaid dividends thereon to, but excluding, the redemption date, under certain conditions.

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

The Company pays an annual dividend on its preferred stock of approximately $34,000. For the three months ended March 31, 2022 and 2021, the Company has recorded $8,501 as preferred stock dividends on its condensed consolidated statements of operations in relation to its annual dividend. Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at our discretion.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $554,877 and $174,579 for the three months ended March 31, 2022, and 2021, respectively, which was charged to general and administrative expense.

Additionally, stock-based compensation for the year ended December 31, 2021, was comprised of 140,000 shares under a restricted stock agreement the Company entered into in May of 2021. The restricted stock awards were valued at $84,000 of which $70,000 was recognized as of March 31, 2021. The shares vest annually over two years with the first installment one year from the agreement; provided, however, if either party terminates the agreement at any time prior to the last date of it ending, then the shares will vest, pro rata, for each month served since the most recent prior annual vesting date.

The $554,877 stock-based compensation for the three months ended March 31, 2022, was comprised of $387,627 option expense and $167,250 was the amortization of 5,000,000 shares of stock valued at $0.4014 over three years for the acquisition of assets of Applied Optical Sciences.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model.

As of March 31, 2022, the Company recorded $3,769,740 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately one year.

The following table summarizes the activity of our stock options for the three-months ended March 31, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2021	28,415,000	$0.1859	5.84	$50,673,665
Granted	1,390,000	$2.400	9.76	(437,850)
Exercised	-	-
Forfeited or expired	(7,000,000)	-		(14,595,000)
Outstanding at March 31, 2022	22,805,000	$0.3362	7.12	$39,880,525

Outstanding and exercisable at March 31, 2022	19,318,888	$0.1528	6.79	$37,328,593

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model applying the assumptions in the following table:

	Three-months Ended March 31,
	2022	2021
Assumptions:
Risk-free interest rate	1.26-1.30%	0%
Expected dividend yield	0%	0%
Expected volatility	126%	0%
Expected life (in years)	5	0

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the three months ended March 31, 2022, was as follows:

Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date

Outstanding at December 31, 2021	215,000	$0.52
Granted – restricted stock units and awards	-	-
Granted – performance based stock units	-
Canceled	-
Vested and converted to shares	-
Outstanding at March 31, 2022	215,000	$0.52

As of March 31, 2022, and December 31, 2021, there was $4,855 and $15,355 respectively in unrecognized stock-based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

As of March 31, 2022 and December 31, 2021, the company recorded $1,505,250 and $1,338,000, respectively, in unrecognized stock-based compensation related to a lockup agreement on 5,000,000 shares of common stock in the acquisition of assets of AOS valued at $0.4014 per share, representing the closing price on the date of the contract which is amortized over 36 months, of which, $167,250 was amortized for the three months ended March 31, 2022, and 2021, respectively.

Warrant stock activity for the three-month ended March 31, 2022, was as follows:

	Warrant Activity
	Shares	Weighted Average Exercise Price	Weighted Average remaining Contractual Term (years)
Outstanding at December 31, 2021	1,775,000	$0.0599	7.43
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding and exercisable at March 31, 2022	1,775,000	$0.0599	7.19

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Avg. Remaining Contractual Life in Years	Weighted Avg. Exercise Price	Shares Exercisable	Weighted Avg. Exercise Price
$0.05 - $0.08	1,775,000	7.19	$0.0599	1,775,000	$0.0599
	1,775,000	7.19	$0.0599	1,775,000	$0.0599

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model applying the assumptions in the following table:

	Three-months Ended March 31,
	2022	2021
Assumptions:
Risk-free interest rate	0%	0%
Expected dividend yield	0%	0%
Expected volatility	0%	0%
Expected life (in years)	0	0

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2016, the company moved and entered into a month-to-month lease agreement to lease office space in Tucson, Arizona. In May 2019, the company acquired Applied Optical Sciences and assumed the month-to-month lease for office and laboratory space also in Tucson, Arizona.

In March 2021, the company signed a five-year lease for a 13,000 square foot laboratory/office space in Tucson. The lease term commenced May 1, 2021, and ends on April 30, 2026. The base rent is $6.7626 per rentable square foot. In March 2021, we signed a five-year lease for a 13,000 square foot laboratory/office space here in Tucson. The base rent is $6.7626 per rentable square foot for year one, and escalates to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

Rent expense was approximately $66,564 and $35,000 for the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022, we had approximately $90,000 in future minimum lease payments due in less than a year. The below table presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease
For the fiscal years ending December 31, 2022:
2022	$89,666
2023	143,325
2024	168,577
2025	191,779
2026	66,536
Thereafter	-
Total undiscounted lease payments	659,883
Present value discount, less interest	89,661
Lease Liability	$570,222

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of March 31, 2022 and 2021.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, Gusrae Kaplan & Nusbaum and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received shares of the company’s common stock. Thus, the case against these defendants can now move forward. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim.

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

NOTE 8 – SUBSEQUENT EVENT

The company’s management has evaluated subsequent events occurring after March 31, 2022, the date of our most recent balance sheet, through the date our financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2021, and Quarterly Report on Form 10-Q from the three months ended March 31, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts and can be identified by the use of forward-looking words such as “may,” “believe,” “will,” “would,” “could,” “should,” “expect,” “project,” “anticipate,” “estimates,” “possible,” “plan,” “strategy,” “target,” “prospect,” or “continue,” and other similar terms and phrases. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2021. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

Applied Energetics, Inc., (the “Company”) is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 9070 S. Rita Road, Suite 1500, Tucson, Arizona 85747, (520) 628-7415. www.aergs.com

Applied Energetics, Inc., specializes in the development and manufacture of advanced high-performance lasers, advanced optical systems, and integrated guided energy systems for prospective defense, national security, industrial, biomedical, and scientific customers worldwide.

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

Applied Energetics’ Directed Energy technologies are vastly different from conventional directed energy systems, i.e. HEL, and HPM. LGE uses Ultrashort Pulse (USP™) laser technology to combine the speed and precision of lasers with the overwhelming impact on targeted threats with high-voltage electricity. Applied Energetics’ proprietary fiber-based architecture is a key differentiator for our most recent technology demonstrators. Compared with traditional continuous wave technology with larger footprints, AE’s architecture enables orders of magnitude size-weight-power reductions on all deliverables, creating powerful, dual-use and agile systems that can fit a host of platforms while delivering very high intensity, ultrashort pulses of light to the required target. This unique directed energy solution allows extremely high peak power and energy, with target and effects tenability, and is effective against a wide variety of potential targets. A key element of LGE is its novel ability to offer selectable and tunable properties that can help protect non-combatants and combat zone infrastructure.

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

Our proprietary USP laser technology provides a significantly more compact solution than current continuous wave laser platforms while still delivering high peak power. Continuous wave laser systems are typically used to heat a target and, during continuous illumination, this heat transfer leads to melting or charring of the material. Using continuous wave output powers that now exceed 100 kilowatts (1kW = 1000 watts), it can take anywhere from seconds to minutes to impact a target. By contrast, AERG has delivered USP lasers to national security users that exceed five terawatts (1 TW = 1 trillion watts) in peak power, with the difference being that this peak power from a USP laser is delivered in a pulse that is less than a trillionth of a second. During this short pulse duration, and having such a high peak intensity, near-instantaneous ablation of the surface of the threat takes place. The net result of our innovative USP approaches are highly effective lasers with mountable footprints that require only a fraction of the size and weight of other directed energy technologies.

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

Business Development

Over the past several quarters, we have submitted multiple proposals to various government agencies and attended briefings with various defense and other government agencies who have expressed an interest in our technology and applications. Due to the closures of multiple agencies and work-from-home orders during the Coronavirus pandemic, reviews and funding decisions on these proposals were delayed longer than anticipated as resources were focused on other matters within the government. AERG has received multiple notices from government agencies stating that “the vast number of proposals received, and the challenges posed by the COVID-19 pandemic, have impacted the government’s evaluation timelines.” Several of the government agencies that have received and are reviewing our proposals started to open their facilities to limited off-site briefings starting on June 1, 2021. Since that date, AERG’s team has been invited to, and completed, multiple briefings focused on our capabilities and submissions. Over time, the DOD has increased and reduced its facility occupancy limits and remote work requirements, and we have continued to make use of the time to submit proposals and attend briefings as and when permitted. We intend to continue developing and submitting proposals and to be available to attend on-site briefings to the extent possible.

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

The team at Applied Energetics continued to expand during the first quarter of 2022, with the addition of in-house counsel and other contractors to strengthen our human resources, compliance, public relations, IT, and technical staff. On February 22, 2022, we hired an Executive Administrative Assistant to assist the CEO and CLO with organizational administration, and then on March 28, 2022, we hired an Engineering Project Manager to coordinate and oversee all research and development projects.

Christopher Donaghey serves on Applied Energetics’ Board of Advisors, on which he has input into the strategic direction of the company and provides assistance in building lasting relationships in our defense markets. Effective January 3, 2022, we agreed with Mr. Donaghey to further extend the term of his service for an additional five years, adding an exclusivity requirement which prohibits Mr. Donaghey from providing the same advisory services to other companies in the directed energy space. The company issued Mr. Donaghey options to purchase up to 750,000 shares of its common stock on exchange for his agreement to extend his term and such exclusivity. The options are exercisable at a price of $2.40 per share and are subject to vesting at a rate of 20% per year beginning on May 12, 2024.

Mr. Donaghey currently serves as the senior vice president and head of corporate development for Science Applications International Corporation (“SAIC”), a defense and government agency technology integrator. In his role on Applied Energetics’ Board of Advisors, Mr. Donaghey provides input into the strategic direction of the company and assistance in building relationships in the defense markets. Mr. Donaghey was originally appointed to the Board of Advisors, effective April 30, 2019, and effective May 12, 2021, we had agreed to extend his service for an additional one-year term plus a one-year automatic renewal in exchange for 70,000 shares of AERG’s common stock, and options to purchase an additional 200,000 shares at an exercise price of $0.61 per share, for each year of service. The shares and options are also subject to vesting over the term of his service.

Effective January 1, 2022, the board of directors of Applied Energetics appointed Mary P. O’Hara to serve as its General Counsel and Chief Legal Officer. The company and Ms. O’Hara entered into an Executive Employment Agreement, pursuant to which she is to serve for an initial term of three years, with automatic renewal for additional one-year periods thereafter unless either party terminates the agreement. The agreement calls for a salary of $250,000 per year, plus standard benefits and eligibility for a bonus at the discretion of the board. The company has also granted Ms. O’Hara additional options to purchase up to 640,000 shares of its common stock under its 2018 Incentive Stock Plan, which vest over four years, at an exercise price of $2.40 per share. Ms. O’Hara has been in private law practice for twenty-nine years and has broad experience in all facets of securities, corporate and commercial law. Ms. O’Hara has represented the company for several years and is a member of its board of directors.

We followed the guidelines set forth by the Small Business Administration on the Paycheck Protection Program loan, in the amount of $132,760 which we took out in 2020, partially using the proceeds for designated qualifying expenses, in particular, retaining employees. This qualified AERG for a waiver of a portion of the loan. Accordingly, on July 2, 2021, we received a letter from our bank, via the SBA, approving conversion of $80,593.55 of the loan to a grant. Since then, we have been repaying the balance of the loan in monthly installments at the 1% annual interest rate. As of March 31, 2022, $6,298 in principal and $472 in interest remained outstanding, and we repaid the remaining balance in April 2022.

Strategic Plan and Analysis

We plan to continue building our management team with highly qualified individuals. We intend to recruit additional personnel in the areas of R&D, science and simulation, marketing and finance, and, possibly add members to our Board of Directors and our Board of Advisors. We have worked to align key innovations with our roadmap to encourage and enable internal filing for a broad, strategic and robust intellectual property portfolio and continue surveying the literature for acquisitions of parallel intellectual property to that end. We also intend to pursue strategic corporate acquisitions in related fields and technology. Although the company has achieved its near-term capital raising goals, we continue to explore any favorable equity financing opportunities.

Our goal with the AERG Strategic Plan is to increase the energy, peak power and frequency agility of USP optical sources while decreasing the size, weight, and cost of these systems. We are in the process of developing this breadth of very high peak power USP lasers and additional optical sources that have a very broad range of applicability for threat disruption for the Department of Defense, commercial, and medical applications. Although the historical market for AERG’s LGE and USP technology is the U.S. Government, the USP technologies are expected to provide numerous platforms for commercial additive and subtractive manufacturing and medical device and imaging markets, creating a substantially larger market for our products to address. Since 2020, the AERG team was able to develop partnership and teaming arrangements with the three leading laser and optics institutes in the United States, namely, the University of Arizona, the University of Central Florida, and the University of Rochester Laboratory for Laser Energetics. Our desire is to work on programs jointly where the strengths of each organization can assist in escalating knowledge and delivery of systems to the government sponsors, and to train the next generation of scientists and engineers to work in the Directed Energy fields.

Despite the challenges posed by COVID-19, we have continued to execute our business development plans, further our research and development program and submit filings for intellectual property and proposals for grants and contracts. During the past two fiscal years, we submitted multiple proposals and have been engaged in meetings on a daily and weekly basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. The interest in our technology and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision of the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

Through our analysis of the market, and in discussions with potential customers, we remain convinced that customers are becoming more receptive and interested in directed energy technologies. According to the Department of Defense fiscal 2019 budget, its directed energy spending grew from approximately $500 million in 2017 to over $1 billion in 2019, an increase of 100%. The 2020 budget reflected directed energy spending of $1.2 billion, an additional increase of 20% over 2019, and from 2017 through 2020, the directed energy budget grew from approximately $500 million to approximately $1.2 billion, averaging approximately 40% per year. The government has allocated $1.4 billion for various directed energy programs in 2021, and market analysis and projections have estimated that this directed energy sector is anticipated to exceed $10.1 billion globally by 2026. The DOD budget for directed energy was essentially flat between 2021 and 2022, approaching $1.2 billion for each year. As a result, we continue to be optimistic about our future and the growing opportunities in directed energy applications. The AERG team anticipates a continuation of strong funding for the directed energy community. With our existing patent portfolio, and through further advancements of our technologies, we believe we have the substantial building blocks needed to become a significant and successful developer in our USP and LGE marketplaces.

Results of Operations

Comparison of Operations for the Three Months Ended March 31, 2022 and 2021:

	2022	2021
Revenue	$—	$—
General and administrative	(1,628,489)	(943,619)
Selling and marketing	(76,670)	(94,328)
Research and development	(75,987)	(47,808)
Interest (expense)	(44)	(683)
Net loss	$(1,781,190)	$(1,086,438)

Revenue

We had no revenues for either of the quarters ended March 31, 2022, or 2021.

General and Administrative

General and administrative expenses increased approximately $684,000 to $1,628,000 for the three months ended March 31, 2022, compared to approximately $944,000 for the three months ended March 31, 2021, primarily due to an increase of approximately $476,000 in professional expenses, an increase in salaries and employee benefits of approximately $147,000, in building costs of approximately $53,000, and in supplies and insurance of $8,000.

Selling and Marketing

Selling and marketing expenses decreased approximately $18,000 to approximately $77,000 for the three months ended March 31, 2022, compared to approximately $95,000 for the three months ended March 31, 2021, primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses increased approximately $28,000 to approximately $76,000 for the three months ended March 31, 2022, compared to approximately $48,000 for the three months ended March 31, 2021 primarily due to the allocation of part of management’s pay from research and development to consulting expense in the 2021 quarter.

Interest Expense

Interest expense decreased approximately $640 to $45 for the three months ended March 31, 2022, compared to $685 for the three months ended March 31, 2021, primarily due to a decrease in outstanding loans due from the Company.

Net Loss

Our operations for the three months ended March 31, 2022, resulted in a net loss of approximately $1,781,000, an increase of approximately $695,000 compared to the approximately $1,086,000 net loss for the three months ended March 31, 2021, primarily due to a decrease in selling and marketing partially offset by increases in general and administrative and research and development.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2022, the company incurred a net loss of approximately $1,781,000, had negative cash flows from operations of approximately $1,262,000 and may incur additional future losses due to the possible reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2021, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At March 31, 2022, the company had total current assets of $2,803,621 and total current liabilities of $1,526,499 resulting in working capital of $1,277,122. At March 31, 2022, we had $2,551,870 of cash and cash equivalents, a decrease of $1,110,745 from $3,662,615 at December 31, 2021.

During the first three months of 2022, the net cash outflow from operating activities was $1,262,305. This amount was comprised primarily of our net loss of $1,781,190, offset by noncash stock-based compensation expense of $554,877, depreciation and amortization of $6,209, amortization of future compensation payable of $208,333, and amortization of prepaid assets of $43,407, and cash used from changes in assets and liabilities of $293,941 from the increase in prepaid and deposits of $251,767, decrease in accounts payable of $54,442, and the decrease in accrued expenses and compensation of $2,261, off set by the net increase in operating lease liabilities of $14,529.

Investing activities reflected $6,455 for the acquisition of equipment.

During the first three months of 2022, the net cash inflow from financing activities was $158,015. This amount was compromised of $175,435 of proceeds from note payable, offset by $17,420 repayment on note payable.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of March 31, 2022, are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, Gusrae Kaplan & Nusbaum and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received shares of the company’s common stock. Thus, the case against these defendants can now move forward. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The company has reported all information pertaining to issuances of equity securities sold during the period covered by this Quarterly Report on Form 10-Q in previously filed report on Forms 10-K, 10-Q and 8-K.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
23	Consent of RBSM LLP *
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By:	/s/ Gregory J. Quarles
Gregory J. Quarles, President and
Chief Executive Officer
(and Principal Financial Officer)

Date: May 16, 2022