Form 10-Q
period 2022-06-30
APPLIED ENERGETICS, INC.
filed 2022-08-10
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 10, 2022, there were 207,792,878 shares of the issuer’s common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$1,495,197	$3,662,615
Accounts receivable	190,922	-
Other assets	156,245	43,391
Total current assets	1,842,364	3,706,006

Long-term assets
Property and equipment - net	206,295	206,810
Deferred compensation	-	416,666
Right of use asset - operating	488,995	544,670
Security deposit	17,004	17,004
Total long-term assets	712,294	1,185,150
Total assets	$2,554,658	$4,891,156

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$96,079	$195,381
Notes payable	1,098,100	1,000,001
Notes payable CARES Act PPP Loan	-	24,189
Due to related parties	50,000	50,000
Operating lease liability - current	94,905	76,227
Accrued expenses	64,160	21,870
Accrued dividends	48,079	48,079
Total current liabilities	1,451,323	1,415,747

Long-term liabilities
Operating lease liability - non-current	456,461	507,188
Total long-term liabilities	456,461	507,188
Total liabilities	1,907,784	1,922,935

Stockholders’ Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at June 30, 2022 and December 31, 2021 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 207,792,878 and 207,562,461 shares issued and outstanding at June 30, 2022 and at December 31, 2021, respectively	207,792	207,562
Additional paid-in capital	101,470,017	100,452,862
Accumulated deficit	(101,030,949)	(97,692,217)
Total stockholders’ equity	646,874	2,968,221

Total Liabilities and Stockholders’ Equity	$2,554,658	$4,891,156

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$190,922	$-	$190,922	$-
Cost of revenue	15,167	-	15,167	-

Gross profit	175,755	-	175,755	-

Operating expenses
General and administrative	1,488,202	1,164,109	3,116,691	2,107,728
Selling and marketing	98,442	58,397	175,112	152,725
Research and development	145,014	83,007	221,001	130,815
Total operating expenses	1,731,658	1,305,513	3,512,804	2,391,268

Operating loss	(1,555,903)	(1,305,513)	(3,337,049)	(2,391,268)

Other income/(expense)
Other income	-	81,218	-	81,218
Interest expense	(1,639)	(1,065)	(1,683)	(1,748)
Total other income/(expense)	(1,639)	80,153	(1,683)	79,470

Loss before provision for income taxes	(1,557,542)	(1,225,360)	(3,338,732)	(2,311,798)

Provision for income taxes	-	-	-	-

Net loss	(1,557,542)	(1,225,360)	(3,338,732)	(2,311,798)

Preferred stock dividends	(8,501)	(8,502)	(17,003)	(17,003)

Net loss attributable to common stockholders	$(1,566,043)	$(1,233,862)	$(3,355,735)	$(2,328,801)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	207,717,322	199,782,861	207,692,059	195,838,989

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at December 31, 2021	13,602	$14	207,562,461	$207,562	$100,452,862	$(97,692,217)	$2,968,221
RSU restricted Stock	-	-	130,417	130	(130)	-	-
Stock-based compensation	-	-	-	-	554,877	-	554,877
Net loss for the quarter ended March 31, 2022	-	-	-	-	-	(1,781,190)	(1,781,190)
Balance at March 31, 2022	13,602	14	207,692,878	207,692	101,007,609	(99,473,407)	1,741,908
Stock-based compensation	-	-	-	-	449,508	-	449,508
Common stock issued on exercise of option	-	-	100,000	100	12,900	-	13,000
Net loss for the quarter ended June 30, 2022	-	-	-	-	-	(1,557,542)	(1,557,542)
Balance at June 30, 2022	13,602	$14	207,792,878	$207,792	$101,470,017	$(101,030,949)	$646,874

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at December 31, 2020	13,602	$14	190,529,320	$190,529	$93,778,591	$(92,266,764)	$1,702,370
RSU restricted Stock	-	-	31,250	31	4,519	-	4,550
Stock-based compensation	-	-	-	-	170,029	-	170,029
Common stock issued on cashless exercise of options and warrant	-	-	1,005,682	1,006	(1,006)	-	-
Common stock issued on exercise of options and warrant	-	-	600,000	600	41,400	-	42,000
Common stock issued on exercise of convertible note	-	-	158,329	158	47,340	-	47,498
Sale of common stock	-	-	7,056,250	7,056	2,250,944	-	2,258,000
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(1,086,438)	(1,086,438)
Balance at March 30, 2021	13,602	14	199,380,821	199,380	96,291,817	(93,353,202)	3,138,010

Stock-based compensation	-	-	-	-	318,818	-	318,818
Common stock issued on cashless exercise of options and warrant	-	-	259,741	260	(260)	-	-
Common stock issued on exercise of options and warrant		-	450,010	450	28,550	-	29,000
Net loss for the three months ended June 30, 2021	-	-	-	-	-	(1,225,360)	(1,225,360)
Balance at June 30, 2021	13,602	$14	200,090,572	$200,090	$96,638,926	$(94,578,562)	$2,260,468

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(3,338,732)	$(2,311,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock-based compensation expense	1,004,385	493,397
Amortization of ROU assets	55,675	18,087
Depreciation and amortization	26,957	10,366
Loss on disposal of asset	14,540	1,503
PPP loan forgiveness	-	(81,550)
Amortization of future compensation payable	416,666	416,667
Amortization of prepaid assets	104,169	82,194
Changes in assets and liabilities:
Accounts receivable	(190,922)	-
Other assets	(217,023)	(48,219)
ROU liabilities	(32,049)	(8,401)
Accounts payable	(99,304)	(32,520)
Accrued interest	-	660
Accrued expenses and compensation	42,290	59,982
Net cash used in operating activities	(2,213,347)	(1,399,632)

Cash Flows from Investing Activities
Purchase of equipment	(40,982)	(74,142)
Net cash used in investing activities	(40,982)	(74,142)

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	2,258,000
Repayment on note payable	(77,971)	(1,052,093)
Proceeds from note payable	175,435	-
Repayment of SBA loan	(23,553)	-
Proceeds from the exercise of stock option	13,000	71,000
Net cash provided by financing activities	86,911	1,276,907

Net change in cash and cash equivalents	(2,167,418)	(196,867)

Cash and cash equivalents, beginning of year	3,662,615	3,323,290
Cash and cash equivalents, end of year	$1,495,197	$3,126,423

Supplemental disclosure of cash flow information
Cash paid for interest	$1,683	$1,241
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Insurance financing for prepaid insurance	$175,435	$117,209
Implementation of ASC 842	$-	$617,569
Forgiveness of PPP loan	$-	$81,550
Equipment investing in accounts payable	$-	$64,107
Common stock issued for repayment of convertible notes	$-	$47,499

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 1 – ORGANIZATION OF BUSINESS, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. (“North Star”) (collectively, “company,” “Applied Energetics,” “AERG,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six-months ended June 30, 2022, the company incurred a net loss of $3,338,732, had negative cash flows from operations of $2,213,347 and may incur additional future losses due to the reduction in government contract activity. At June 30, 2022, the company had total current assets of $1,842,364 and total current liabilities of $1,451,323 resulting in working capital of $391,041. At June 30, 2022, the company had cash of $1,495,197.

Based on the company’s current business plan, it believes its cash balance as of the date of this filing, together with anticipated revenues from a government grant and contract, will be sufficient to meet its anticipated cash requirements for the near term. However, there can be no assurance that the current business plan will be achievable. Such conditions raise substantial doubts about the company’s ability to continue as a going concern for one year from the date the financial statements are issued.

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

Additionally, the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions around the globe could impact the company’s ability to source necessary supplies and equipment which could materially and adversely affect its ability continue as a going concern. In addition, the company’s ability to continue as a going concern may depend on its ability to raise capital which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity. This may result in third-party financing being unavailable on terms acceptable to the company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the company’s financial position and results of operations are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JUNE 30, 2022

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 24,782,842 and 33,500,098 for the six-months ended June 30, 2022 and 2021, respectively.

Significant Concentrations and Risks

We maintain cash balances at a commercial bank and, at times, balances exceed FDIC limits. As of June 30, 2022, $1,245,197 was uninsured.

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

JUNE 30, 2022

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

NOTE 3 – NOTES PAYABLE

On May 24, 2019, the company entered into an Asset Purchase Agreement (the “APA”) with Applied Optical Sciences, LLC (“AOS”) to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The note is non-interest bearing and shall be repaid in equal installments. The company made the first three payments of $500,000 on February 10, 2021, May 24, 2021, and November 19, 2021, respectively. The Promissory Note was amended on May 23, 2022 to extend the maturity date by one year to, May 24, 2023, and restructure the payment to time up to the adjusted maturity date. The remaining balance of $1,000,000 as of June 30, 2022 will be paid in ten equal installments of $100,000 over a period of ten months, with the first installment being paid on July 24, 2022 (see Note 9, subsequent events) and the final installment to be paid on April 24, 2023.

Paycheck Protection Program

On April 28, 2020, the company entered into a loan agreement with Alliance Bank of Arizona, N.A. for a loan in the amount of $132,760 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”). This loan is evidenced by a promissory note, dated April 27, 2020, and matured two years from the disbursement date. This loan bears interest at a rate of 1.00% per annum, with the first six-months ended of interest deferred. Principal and interest are payable monthly commencing six-months ended after the disbursement date and may be prepaid by the company at any time prior to maturity with no prepayment penalties. This loan contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the loan. Upon the occurrence of an event of default, the lender may require immediate repayment of all amounts outstanding under the note.

Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration (“SBA”) under the PPP. The company partially used the loan amount for designated qualifying expenses and received notice from the SBA on June 30, 2021, that the company would not be required to repay $81,550 in proceeds. As a result, the company received partial forgiveness of the PPP amounting to $80,594 in principal and $956 in interest which is reflected within PPP forgiveness and other income on the statements of operations. During the six months ended June 30, 2020, the company paid the remaining balance of the loan in the aggregate of $23,553 in four equal payments, with loan formally repaid on April 20, 2022. As a result, as of June 30, 2022, no principal or interest was outstanding on this loan.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Premium Financing

On April 8, 2022, the company entered into an agreement with Oakwood D&O Insurance to provide financing in an amount of $234,367 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2022, and provided coverage for the next 12 months, expiring March 12, 2023. The loan bears interest at a fixed rate of 5% per annum and required the company to prepay $58,932 and appears on the balance sheet as a current asset. On April 12, 2022, the company commenced monthly principal and interest payments of $19,901, which was the first payment of nine remaining months due of $175,435, the last payment of which is scheduled to be made on December 31, 2022. As of June 30, 2022, the outstanding balance on the note was $97,464 and was recorded as notes payable, a currently liability, in the company’s condensed consolidated balance sheet.

Notes Payable Reconciliation

The following reconciles notes payable as of June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
Beginning balance	$1,024,190	$2,681,157
Notes payable	175,435	117,209
Accrued interest	-	1,385
Payments on notes payable	(101,524)	(1,646,513)
Extinguishment of debt	-	(81,550)
Converted into common stock	-	(47,498)
Total	1,098,100	1,024,190
Less-Notes payable – current	1,098,100	1,024,190
Notes payable – non-current	$-	$-

Future principal payments for the company’s Notes as of June 30, 2022, are as follows:

2022	$698,100
2023	400,000
Thereafter	-
Total	$1,098,100

The company’s note payable balance of $1,098,100 is due within the next twelve months, in accordance with the terms of note payable. $1,000,000 of the outstanding notes payable balance at June 30, 2022 will be paid in ten equal installments of $100,000 over a period of ten months, with the first installment being paid on July 24, 2022 (see Note 9, subsequent events) and the final installment to be paid on April 24, 2023.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 4 – DEFERRED COMPENSATION

On May 24, 2019, the company entered into the APA with AOS to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The company also recorded a debt discount, which is reported on the balance sheet as deferred compensation, in the amount of $2,500,000, in relation to the transaction which is being amortized over the life of the loan as compensation expense. The amortization of deferred compensation for the six months ended June 30, 2022, and 2021 was $416,666 and $416,667, respectively.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Authorized Capital Stock

During the three months ended June 30, 2021, the company issued 7,056,250 shares of common stock in a private placement to accredited investors for $0.32 per share or $2,258,000 of net cash proceeds, in the aggregate.

During the six-months ended June 30, 2021, the company issued 158,329 shares of common stock upon the conversion of $47,999 of convertible notes.

During the six-months ended June 30, 2021, the company issued 31,250 shares of common stock in relation to a restricted stock agreement with a value of $4,550.

During the six-months ended June 30, 2021, the company issued 600,000 shares of common stock upon the exercise of 600,000 warrants at an exercise price of $0.07 a share.

During the six-months ended June 30, 2021, the company issued 1,005,682 shares of common stock upon the exercise of 1,090,910 options at an exercise price of $0.05 a share. This exercise was performed on a cashless basis.

During the six-months ended June 30, 2022, the company issued 130,417 shares of common stock for previously vested and expensed shares in relation to a restricted stock agreement. For the six months ended June 30, 2022, the Company recorded $0 in relation to these shares.

During the six-months ended June 30, 2022, the company issued 100,000 shares of common stock upon the exercise of 100,000 options at an exercise price of $0.13 a share. As a result, the company received $13,000 in cash proceeds.as part of the transaction.

During the six-months ended June 30, 2022, the company recognized stock-based compensation in the amount of $1,004,385.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Preferred Stock

As of June 30, 2022, and December 31, 2021, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of June 30, 2022, including previously accrued dividends included in our balance sheet are approximately $306,045. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

The company pays an annual dividend on its preferred stock of approximately $34,000. For the six months ended June 30, 2022 and 2021, the company has recorded $17,003 as preferred stock dividends on its condensed consolidated statements of operations in relation to its annual dividend. Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at our discretion.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $1,004,385 and $493,367 for the six months ended June 30, 2022, and 2021, respectively, which was charged to general and administrative expense.

Additionally, stock-based compensation for the year ended December 31, 2021, was comprised of 140,000 shares under a restricted stock agreement the company entered into in May of 2021. The restricted stock awards were valued at $84,000 of which $70,000 was recognized as of June 30, 2021. The shares vest annually over two years with the first installment one year from the agreement; provided, however, if either party terminates the agreement at any time prior to the last date of it ending, then the shares will vest, pro rata, for each month served since the most recent prior annual vesting date.

The $1,004,385 stock-based compensation for the six months ended June 30, 2022, was comprised of $781,385 option expense and $223,000 was the amortization of 5,000,000 shares of stock valued at $0.4014 over three years for the acquisition of assets of Applied Optical Sciences.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model.

As of June 30, 2022, the company has $3,880,836 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately one year.

The following table summarizes the activity of our stock options for the six-months ended June 30, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2021	28,415,000	$0.1859	5.84	$50,673,665
Granted	1,390,000	$2.4000	9.52	(437,850)
Exercised	(100,000)	(0.1300)	-	(221,500)
Forfeited or expired	(7,000,000)	-	-	(14,595,000)
Outstanding at June 30, 2022	22,705,000	$0.3371	6.87	$39,880,525

Outstanding and exercisable at June 30, 2022	19,318,888	$0.1685	6.57	$38,660,359

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model applying the assumptions in the following table:

	Six-Months Ended June 30,
	2022	2021
Assumptions:
Risk-free interest rate	1.26-1.30%	0%
Expected dividend yield	0%	0%
Expected volatility	126%	0%
Expected life (in years)	5	0

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the six months ended June 30, 2022, was as follows:

Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date

Outstanding at December 31, 2021	215,000	$0.52
Granted – restricted stock units and awards	-	-
Granted – performance-based stock units	-
Canceled	-
Vested and converted to shares	-
Outstanding at June 30, 2022	215,000	$0.52

As of June 30, 2022, and December 31, 2021, there was $0 and $15,355 respectively in unrecognized stock-based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

As of June 30, 2022 and December 31, 2021, the company in aggregate recorded $1,561,000 and $1,338,000, respectively, in stock-based compensation related to a lockup agreement on 5,000,000 shares of common stock in the acquisition of assets of AOS valued at $0.4014 per share, representing the closing price on the date of the contract which is amortized over 36 months, of which, $223,000 and $334,000, respectively, was amortized for the six months ended June 30, 2022, and 2021.

Warrant stock activity for the six-month ended June 30, 2022, was as follows:

	Warrant Activity
	Shares	Weighted Average Exercise Price	Weighted Average remaining Contractual Term (years)
Outstanding at December 31, 2021	1,775,000	$0.0599	7.43
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding and exercisable at June 30, 2022	1,775,000	$0.0599	6.94

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Avg. Remaining Contractual Life in Years	Weighted Avg. Exercise Price	Shares Exercisable	Weighted Avg. Exercise Price
$0.05 - $0.08	1,775,000	6.94	$0.0599	1,775,000	$0.0599
	1,775,000	6.94	$0.0599	1,775,000	$0.0599

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model applying the assumptions in the following table:

	Six-months Ended June 30,
	2022	2021
Assumptions:
Risk-free interest rate	0%	0%
Expected dividend yield	0%	0%
Expected volatility	0%	0%
Expected life (in years)	0	0

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 7 – REVENUE RECOGNITION

The Company derives revenue from technical research detailing the findings of its investigations to its customers under contract for specific projects. Under Topic 606, revenue is recognized when control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled to in exchange for the goods and services transferred. A performance obligation is a contractual promise to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price of a contract is allocated to distinct performance obligations and recognized as revenue when or as the performance obligations are satisfied. The Company’s contracts require significant integrated services and are accounted for as a single performance obligation, and revenue is recognized by the Company over the contract term at a fixed contract price.

Concentrations

During the three and six months ended June 30, 2022, the company earned revenue from two separate customers. One customer accounted for $162,226 or 85% of revenue recognized during the period. As of June 30, 2022, the company has $190,922 of accounts receivable recorded as current assets on the balance sheet. As of June 30, 2022, one customer accounted for $162,226 or 85% of accounts receivable. The company had no revenue during the six months ended, June 30, 2021.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In March 2021, the company signed a five-year lease for a 13,000 square foot laboratory/office space in Tucson. The initial base rent was $6.7626 per rentable square foot for year one, and escalated to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

The company incurred lease expense for its operating leases of $126,722 which was included in general and administrative expenses in the statements of operation for the periods ended June 30, 2022. During the six months ended June 30, 2022, the company made cash lease payments in the amount of $103,096.

At June 30, 2022, we had approximately $128,000 in future minimum lease payments due in less than a year. The below table presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease
For the fiscal years ending December 31, 2022:
2022	$61,503
2023	143,325
2024	168,577
2025	191,779
2026	66,536
Thereafter	-
Total undiscounted lease payments	631,720
Present value discount, less interest	80,354
Lease Liability	$551,336

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of June 30, 2022 and 2021.

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

On September 7, 2021, Gusrae Kaplan & Nusbaum and its partner Ryan Whalen filed a complaint in the New York Supreme Court against the company, its directors, officers, attorneys and a consultant, alleging a single claim for defamation per se based on the same conduct underlying their claim of libel in their voluntarily dismissed federal court action. The company filed a motion to dismiss the complaint on October 29, 2021, to which Gusrae Kaplan & Nusbaum and Mr. Whalen filed an opposition on January 13, 2022, and the company filed its reply brief on February 17, 2022.

On May 23, 2022, the New York Supreme Court held a hearing on the motion to dismiss, and Judge Hagler ruled from the bench, granting all defendants’, including Applied Energetics’, motions to dismiss the claim, in its entirety, with prejudice. While he noted that defendants’ arguments regarding the claim being time-barred and the court lacking personal jurisdiction over certain defendants may have merit, he elected not to rule on those issues as he believed it appropriate to reach the merits. The judge declined to award sanctions requested by the defendants in this claim. The plaintiffs have filed a notice of intent to appeal the dismissal but have not filed their actual appeal.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

We may, from time to time, be involved in legal proceedings arising from the normal course of business.

NOTE 9 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after June 30, 2022, the date of our most recent balance sheet, through the date our financial statements were issued.

On July 24, 2022, the company made a $100,000 cash payment in connection with the first installment of the revised payment schedule on the note issued in connection with the AOS asset purchase which is described in greater detail in Note 3.

Effective August 1, 2022, our board of directors appointed Christopher Donaghey, age 50, to serve as Chief Financial and Chief Operating Officer. The company and Mr. Donaghey entered into an Executive Employment Agreement, pursuant to which he is to serve for an initial term of four years, with automatic renewal for additional one-year periods thereafter unless either party terminates the agreement. The agreement calls for salary of $350,000 per year, plus standard benefits and eligibility for a bonus at the discretion of the board. The company has also granted Mr. Donaghey additional options to purchase up to 1,000,000 shares of its common stock under its 2018 Incentive Stock Plan, which vest over four years and have an exercise price of $2.36 per share, and Restricted Stock Units representing up to 400,000 shares of the company’s common stock which also vest over four years. The Restricted Stock Units are issued pursuant to a Restricted Stock Unit Agreement, dated as of July 13, 2022. Mr. Donaghey forfeited unvested options to purchase up to 950,000 shares of common stock which he had previously received for service on the company’s Board of Advisors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2021, and Quarterly Report on Form 10-Q from the six months ended June 30, 2022.

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

Applied Energetics, Inc., (sometimes referred to as the “company”) is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 9070 S. Rita Road, Suite 1500, Tucson, Arizona 85747, (520) 628-7415. www.aergs.com

Applied Energetics, Inc., specializes in the development and manufacture of advanced high-performance lasers, advanced optical systems, and integrated guided energy systems for prospective defense, national security, industrial, biomedical, and scientific customers worldwide.

Technology, Capabilities and Patents

Applied Energetics, Inc. is recognized as a global leader in developing the next generation optical sources exhibiting ever-increasing output energy, peak power and frequency agility while also providing decreased size, weight, and cost of these systems for customers. Applied Energetics utilizes patented, dual-use technologies to advance critical industries. Leveraging our proprietary fiber-based architecture and wavelength- and pulse-agility capability, our Ultrashort Pulse (“USP™”) technology can enable users to achieve specific effects across different use cases with an unmatched blend of size, weight and power attributes. While initially designed to meet the emerging needs and priorities for the national security community, our directed energy technology also has commercial applications in both the biomedical and advanced manufacturing industries.

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

Applied Energetics’ Directed Energy technologies are vastly different from conventional directed energy systems, i.e. HEL, and HPM. LGE uses Ultrashort Pulse (USP™) laser technology to combine the speed and precision of lasers with the overwhelming impact on targeted threats with high-voltage electricity. Applied Energetics’ proprietary fiber-based architecture is a key differentiator for our most recent technology demonstrators. Compared with traditional continuous wave technologies with their larger footprints, AE’s architecture enables orders of magnitude size-weight-power reductions on all deliverables, creating powerful, dual-use and agile systems that can fit a host of platforms while delivering very high intensity, ultrashort pulses of light to the required target. This unique directed energy solution allows extremely high peak power and energy, with target and effects tenability, and is effective against a wide variety of potential targets. A key element of LGE is its novel ability to offer selectable and tunable properties that can help protect non-combatants and combat zone infrastructure.

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

Our proprietary USP laser technology provides a significantly more compact solution than current continuous wave laser platforms while still delivering high peak power. Continuous wave laser systems are typically used to heat a target and, during continuous illumination, this heat transfer leads to melting or charring of the material. Using continuous wave output powers that now exceed 100 kilowatts (1kW = 1000 watts), it can take anywhere from seconds to minutes to impact a target. By contrast, AERG has delivered USP lasers to national security users that exceed five terawatts (1 TW = 1 trillion watts) in peak power, with the difference being that this peak power from a USP laser is delivered in a pulse that is less than a trillionth of a second. During this short pulse duration, and having such a high peak intensity, near-instantaneous ablation of the surface of the threat takes place. The net results of our innovative USP approaches are highly effective lasers with mountable footprints that require only a fraction of the size and weight of other directed energy technologies.

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

Recent Developments

In May 2022, we were awarded a $3.89 million, two-year grant from the Department of the Navy, Office of Naval Research (ONR), to develop an optical system capable of defeating customer-specified threats for integration onto U.S. Marine Corps (USMC) platforms. We were awarded this grant to accelerate the development and testing of Infrared (IR) optical technology with an ultrashort pulse laser (USPL) system. The overall objective is to advance and ruggedize optical technologies that can be fielded on a variety of USMC platforms and are able to operate in harsh conditions.

We also executed a Phase I Small Business Technology Transfer (STTR) contract with the U.S. Army on June 2, 2022. The objective of the contract is the delivery of an ultra-broadband infrared (IR) source. Under this contract, Applied Energetics, will model novel approaches for the eye-safe delivery of ultra-broadband infrared laser pulses to electro-optic sensors. Electro-Optical/Infrared (EO/IR) sensors are imaging systems used for military applications. The STTR program is a federally funded initiative to incorporate small business technological innovation into government supported research and development programs. STTRs require the small business to team with a university or non-profit and are structured in three potential phases. Applied Energetics proposed to partner with the James C. Wyant College of Optical Sciences at the University of Arizona for Phase I.

We have begun work on each of these projects and anticipate producing all deliverables required under them in a successful and timely manner.

Effective August 1, 2022, our board of directors appointed Christopher Donaghey, age 50, to serve as Chief Financial and Chief Operating Officer. The company and Mr. Donaghey entered into an Executive Employment Agreement, pursuant to which he is to serve for an initial term of four years, with automatic renewal for additional one-year periods thereafter unless either party terminates the agreement. The agreement calls for salary of $350,000 per year, plus standard benefits and eligibility for a bonus at the discretion of the board. The company has also granted Mr. Donaghey additional options to purchase up to 1,000,000 shares of its common stock under its 2018 Incentive Stock Plan, which vest over four years and have an exercise price of $2.36 per share, and Restricted Stock Units representing up to 400,000 shares of the company’s common stock which also vest over four years. The Restricted Stock Units are issued pursuant to a Restricted Stock Unit Agreement, dated as of July 13, 2022. Mr. Donaghey forfeited unvested options to purchase up to 950,000 shares of common stock which he had previously received for service on the company’s Board of Advisors.

Mr. Donaghey is an experienced financial executive with a proven track-record in delivering profitable growth, including extensive experience within the defense industry. He joins Applied Energetics from Science Applications International Corporation (SAIC), a defense and government agency technology integrator, where he served as the senior vice president and head of corporate development. In this role, he was responsible for executing the company’s mergers and acquisitions (M&A) and strategic ventures strategy, working closely with the senior management team to support the development and implementation of SAIC’s strategic plan with an emphasis on M&A and external emerging technology investments to complement organic growth strategies and value creation. He joined SAIC in 2017, as senior vice president of finance for SAIC’s operations, and provided strategic leadership and business guidance to the organization. Mr. Donaghey is also a Founder and Executive Board member of the Silicon Valley Defense Group, a non-profit organization whose mission is to create the nexus of pioneering ideas, people, and capital that will unlock new sources of innovation for national security and power the digital evolution of the defense industrial base.

Prior to joining SAIC, Donaghey was vice president of Corporate Strategy and Development for KeyW Corporation, a national security solutions provider for the Intelligence, Cyber and Counterterrorism Communities, where he guided the overall corporate strategy, M&A, and capital markets activities.

Mr. Donaghey was also a senior research analyst for SunTrust Robinson Humphrey Capital Markets where he provided investment advice and insight to institutional investors covering public defense technology, government IT services, and commercial aerospace industries. During his tenure at SunTrust, Donaghey was ranked the number one defense analyst and number two analyst overall for stock selection by Forbes/Starmine in 2005 and was named in the Wall Street Journal Best on the Street survey in 2005, 2008, and 2009.

Mr. Donaghey served in the U.S. Navy Reserve where he provided scientific and technical analysis of missile guidance and control systems and advanced electronics for the Short-Range Ballistic Missile group at the Defense Intelligence Agency’s Missile and Space Intelligence Center. Donaghey earned his bachelor’s degree in mechanical engineering from Texas Tech University and served as an officer in the U.S. Navy.

Mr. Donaghey previously served on Applied Energetics’ Board of Advisors since April 30, 2019, providing input into the strategic direction of the company and assistance in building relationships in the defense markets.

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

In April 2022, we repaid the remaining balance   on the Paycheck Protection Program loan, which we took out in 2020. The   original loan was in the amount of $132,760, but our compliance with the guidelines set forth by the Small Business Administration regarding use of the proceeds of the loan qualified us for a waiver of a portion of this amount. We had been repaying the remaining balance in monthly installments at an annual interest rate of 1%.

Ongoing Business Development Activities

Over the past several quarters, we have submitted multiple proposals to, and attended briefings with, various defense and other various government agencies and attended briefings with various defense and other government agencies who have expressed an interest in our technology and applications. Due to the closures of multiple agencies and work-from-home orders during the Coronavirus pandemic, reviews and funding decisions on these proposals were delayed longer than anticipated as resources were focused on other matters within the government. AERG has received multiple notices from government agencies stating that “the vast number of proposals received, and the challenges posed by the COVID-19 pandemic, have impacted the government’s evaluation timelines.” Several of the government agencies that have received and are reviewing our proposals started to open their facilities to limited off-site briefings starting on June 1, 2021. and since that date, AERG’s team has been invited to, and completed, multiple briefings focused on our capabilities and submissions. Over time, the DOD has increased and reduced its facility occupancy limits and remote work requirements depending upon the local infection rates, and we have continued to make use of the time to submit proposals and attend briefings as and when permitted. We intend to continue developing and submitting proposals and to be available to attend on-site briefings to the extent possible.

In addition to these review-based delays, the US federal budget for 2022 was not approved by Congress by the October 1, 2021, start of the U.S. federal government fiscal year. The US government final fiscal year 2022 appropriations bill was signed into law by President Biden on the night of March 11, 2022 and includes increases in areas of particular interest to the company.

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

Despite the challenges posed by COVID-19, we have continued to execute our business development plans, further our research and development program and submit filings for intellectual property and proposals for grants and contracts. During the past two fiscal years, we submitted multiple proposals and have been engaged in meetings on a daily and weekly basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. Having received a significant research grant and an STTR contract during this quarter, we believe the interest in our technology and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision of the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

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

Results of Operations

Comparison of Operations for the three months ended June 30, 2022 and 2021:

	2022	2021
Revenue	$190,922	$—
Cost of revenue	15,167	—
General and administrative	(1,488,202)	(1,164,109)
Selling and marketing	(98,442)	(58,397)
Research and development	(145,014)	(83,007)
Other income	—	81,218
Interest (expense)	(1,639)	(1,065)
Net loss	$(1,557,542)	$(1,225,360)

Revenue

Revenues increased by $190,922 to $190,922 as of June 30, 2022. We had no revenues as of June 30, 2021. This is due to a contract and grant that the company commenced in June 2022.

General and Administrative

General and administrative expenses increased approximately $324,000 to approximately $1,488,000 for the three months ended June 30, 2022 compared to approximately $1,164,000 for the three months ended June 30, 2021 primarily due to the increases of $153,000 of consulting services, an increase in salaries and employee benefits of approximately $107,000, in building costs of approximately $46,000, and in supplies and insurance of $18,000.

Selling and Marketing

Selling and marketing expenses increased $40,000 to approximately $98,000 for the three months ended June 30, 2022 compared to approximately $58,000 for the three months ended June 30, 2021 primarily due to the $39,000 increase in expenses related to marketing consultant services.

Research and Development

Research and development expenses increased approximately $62,000 to approximately $145,000 for the three months ended June 30, 2022 compared to approximately $83,000 for the three months ended June 30, 2021 primarily due to the increases in direct labor costs of $103,000; offset by a $47,000 decrease in expenses due to contract labor.

Other Income

Other income decreased approximately $81,000 to approximately $0 for the three months ended June 30, 2022 compared to other income $81,000 for the three months ended June 30, 2021. The other income for the three months ended June 31, 2021 was primarily due to the forgiveness of the company’s PPP loan.

Interest Expense

Interest expense increased approximately $600 to $1,600 for the three months ended June 30, 2022 compared to approximately $1,000 for the three months ended June 30, 2021 primarily due the increase in interest bearing notes payable.

Net Loss

Our operations for the three months ended June 30, 2022 resulted in a net loss of approximately $1,558,000, an increase of approximately $332,000 compared to the approximately $1,225,000 net loss for the three months ended June 30, 2021 primarily due to an increase in general and administrative, selling and marketing, and research and development expenses.

Comparison of Operations for the six months ended June 30, 2022 and 2021:

	2022	2021
Revenue	$190,922	$—
Cost of revenue	15,167	—
General and administrative	(3,116,691)	(2,107,728)
Selling and marketing	(175,112)	(152,725)
Research and development	(221,001)	(130,815)
Interest (expense)	(1,683)	(1,748)
Net loss	$(3,338,732)	$(1,086,438)

Revenue

Revenues increased by $190,922 to $190,922 for the six months ended June 30, 2022, as we had no revenues during the 2021 period. Revenues for the 2022 period were from a contract and a grant that we received and commenced performing in June 2022.

General and Administrative

General and administrative expenses increased approximately $1,009,000 to $3,117,000 for the six months ended June 30, 2022, compared to approximately $2,108,000 for the six months ended June 30, 2021, primarily due to an increase of approximately $645,000 in professional expenses, an increase in salaries and employee benefits of approximately $211,000, in building costs of approximately $126,000, and in supplies and insurance of $27,000.

Selling and Marketing

Selling and marketing expenses increased approximately $22,000 to approximately $175,000 for the six months ended June 30, 2022, compared to approximately $153,000 for the six months ended June 30, 2021, primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses increased approximately $90,000 to approximately $221,000 for the six months ended June 30, 2022, compared to approximately $131,000 for the six months ended June 30, 2021 primarily assets that were placed into service during the quarter that are actively being used to generate work in progress research and development of the company core technologies.

Interest Expense

Interest expense decreased approximately $65 to $1,683 for the six months ended June 30, 2022, compared to $1,748 for the six months ended June 30, 2021, primarily due to a decrease in the aggregate outstanding debt the company had outstanding as of June 30, 2022, relative to June 30, 2021.

Net Loss

Our operations for the six months ended June 30, 2022, resulted in a net loss of approximately $3,339,000, an increase of approximately $1,027,000 compared to the approximately $2,312,000 net loss for the six months ended June 30, 2021, primarily due to a decrease in selling and marketing partially offset by increases in general and administrative and research and development.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2022, the company incurred a net loss of approximately $3,338,732,   had negative cash flows from operations of approximately $2,213,347 and may incur additional future losses due to the possible reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2021, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At June 30, 2022, the company had total current assets of $1,842,364 and total current liabilities of $1,451,323 resulting in working capital of $391,041. At June 30, 2022, we had $1,495,197 of cash and cash equivalents, a decrease of $2,167,418 from $3,662,615 at December 31, 2021.

During the first six months of 2022, the net cash outflow from operating activities was $2,213,347. This amount was comprised primarily of our net loss of $3,338,732. This was offset by noncash stock-based compensation expense of $1,004,385, amortization of future compensation payable of $416,666, $42,290 from the loss on the disposal of equipment and the amortization of right of use assets of $55,675. Additionally, net cash used the changes in asset and liabilities totaled $497,008. This included an increase in accounts receivable $190,922, increase in prepaid and deposits of $217,023, and the increase in accrued expenses and compensation of $42,290, This was off set by a decrease in accounts payable of $99,304 and the net decrease in operating lease liabilities of $32,049.

During the first six months of 2022, the net cash outflow from investing activities was $40,982. This was comprised of a $40,982 decrease from the acquisition of equipment.

During the first six months of 2022, the net cash inflow from financing activities was $86,911. This amount was compromised of $175,435 and $13,000 of proceeds from note payable and the exercise of options offset by $23,553 repayment on note payable, as well as $77,971 in conjunction with the monthly repayment of the company’s insurance premiums.

Based on the company’s current business plan, we believe our cash balance as of the date of this report, along with anticipated revenues from our recently received ONR grant and STTR agreement, will be sufficient to meet the company’s anticipated cash requirements for the near term. However, there can be no assurance that the current business plan will be achievable.

The company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting a significant portion of its efforts to developing additional business and raising capital, as needed, but cannot be certain that these efforts will be successful. Management’s business development efforts may not result in profitable operations. To fund its research and development and marketing efforts, the company’s management continues to explore possible financing opportunities through discussions with investment bankers and private investors. The company may not be successful in its effort to secure additional financing on terms it considers favorable. The accompanying consolidated financial statements do not include any adjustments that might result should the company be unable to continue as a going concern.

Additionally, the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions around the globe could impact the company’s ability to source necessary supplies and equipment which could materially and adversely affect its ability to continue as a going concern. In addition, the company’s ability to continue as a going concern may depend on its ability to raise capital which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity. This may result in third-party financing being unavailable on terms acceptable to the company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the company’s financial position and results of operations are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Budgeting for upcoming expenses and costs of supplies and equipment needed to perform our ONR grant, our STTR contract, both of which are described under “Recent Developments” above, and any other contracts or grants we receive in the future, requires that we estimate factors such as inflation and geo-political events that affect such expenses and costs. The cost of labor continues to increase across many sectors of the US and global economy which is likely to drive up our general and administrative expenses as well as the cost of personnel working directly and indirectly on our grants and contracts. Inflation is also likely to impact the price of supplies and materials we must purchase in order to perform grants and contracts, some of which may have been bid on based on cost structures which were submitted during periods of lower inflation. In addition, the war in Ukraine and other related geo-political events have further limited the number of countries from which we can source certain supplies and equipment. These limitations can range from outright prohibitions to strong discouragement based on potentially sensitive information. We continually monitor these events and the markets for needed supplies in order to make the best estimates possible, both in our internal budgeting and in any bids or proposals we submit.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of June 30, 2022, are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On September 7, 2021, Gusrae Kaplan & Nusbaum and its partner Ryan Whalen filed a complaint in the New York Supreme Court against the company, its directors, officers, attorneys and a consultant, alleging a single claim for defamation per se based on the same conduct underlying their claim of libel in their voluntarily dismissed federal court action. The company filed a motion to dismiss the complaint on October 29, 2021, to which Gusrae Kaplan & Nusbaum and Mr. Whalen filed their opposition on January 13, 2022, and the company filed its reply brief on February 17, 2022.

On May 23, 2022, the New York Supreme Court held a hearing on the motion to dismiss, and Judge Hagler ruled from the bench, granting all defendants’, including Applied Energetics’, motions to dismiss the claim, in its entirety, with prejudice. While he noted that defendants’ arguments regarding the claim being time-barred and the court lacking personal jurisdiction over certain defendants may have merit, he elected not to rule on those issues as he believed it appropriate to reach the merits. The judge declined to award sanctions requested by the defendants in this claim. The plaintiffs have filed a notice of intent to appeal this dismissal but have not yet filed their actual appeal.

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

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

By:	/s/ Gregory J. Quarles
Gregory J. Quarles, President and
Chief Executive Officer

By:	/s/ Christopher Donaghey
Christopher Donaghey, Chief Financial Officer and Chief Operating Officer

Date: August 10, 2022