Form 10-Q
period 2022-09-30
APPLIED ENERGETICS, INC.
filed 2022-11-14
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, there were 207,817,878 shares of the issuer’s common stock, par value $.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,155,349	$3,662,615
Accounts receivable	219,618	-
Other assets	117,728	43,391
Total current assets	1,492,695	3,706,006

Long-term assets
Property and equipment - net	220,765	206,810
Deferred compensation	-	416,666
Right of use asset - operating	460,705	544,670
Security deposit	17,004	17,004
Total long-term assets	698,474	1,185,150
Total assets	$2,191,169	$4,891,156

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$249,880	$195,381
Notes payable	738,985	1,000,001
Notes payable CARES Act PPP Loan	-	24,189
Due to related parties	50,000	50,000
Operating lease liability - current	104,117	76,227
Accrued expenses	10,807	21,870
Accrued dividends	48,079	48,079
Subscription payable	585,000	-
Total current liabilities	1,786,868	1,415,747

Long-term liabilities
Operating lease liability - non-current	425,339	507,188
Total long-term liabilities	425,339	507,188
Total liabilities	2,212,207	1,922,935

Stockholders’ Equity (Deficit)
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at September 30, 2022 and December 31, 2021 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 207,817,878 and 207,562,461 shares issued and outstanding at September 30, 2022 and at December 31, 2021, respectively	207,817	207,562
Additional paid-in capital	101,728,483	100,452,862
Accumulated deficit	(101,957,353)	(97,692,217)
Total Stockholders’ Equity (Deficit)	(21,038)	2,968,221

Total Liabilities and Stockholders’ Equity (Deficit)	$2,191,169	$4,891,156

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$572,766	$-	$763,688	$-
Cost of revenue	127,668	-	142,835	-

Gross profit	445,098	-	620,853	-

Operating expenses
General and administrative	1,249,132	1,304,875	4,365,823	3,412,603
Selling and marketing	56,416	83,173	231,528	235,897
Research and development	65,364	61,968	286,365	192,783
Total operating expenses	1,370,912	1,450,016	4,883,716	3,841,283

Operating loss	(925,813)	(1,450,016)	(4,262,863)	(3,841,283)

Other income/(expense)
Other income	637	-	637	81,218
Interest expense	(1,227)	(1,794)	(2,910)	(3,542)
Total other income/(expense)	(590)	(1,794)	(2,273)	77,676

Net Loss before provision for income taxes	(926,404)	(1,451,810)	(4,265,136)	(3,763,607)

Provision for income taxes	-	-	-	-

Net loss	(926,404)	(1,451,810)	(4,265,136)	(3,763,607)

Preferred stock dividends	(8,501)	(8,502)	(25,504)	(25,504)

Net loss attributable to common stockholders	$(934,905)	$(1,460,312)	$(4,290,640)	$(3,789,111)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	207,794,526	203,857,408	207,726,711	198,786,305

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at December 31, 2021	13,602	$14	207,562,461	$207,562	$100,452,862	$(97,692,217)	$2,968,221
RSU restricted Stock	-	-	130,417	130	(130)	-	-
Stock-based compensation	-	-	-	-	554,877	-	554,877
Net loss for the quarter ended March 31, 2022	-	-	-	-	-	(1,781,190)	(1,781,190)
Balance at March 31, 2022	13,602	14	207,692,878	207,692	101,007,609	(99,473,407)	1,741,908
Stock-based compensation	-	-	-	-	449,508	-	449,508
Common stock issued on exercise of option	-	-	100,000	100	12,900	-	13,000
Net loss for the quarter ended June 30, 2022	-	-	-	-	-	(1,557,542)	(1,557,542)
Balance at June 30, 2022	13,602	$14	207,792,878	$207,792	$101,470,017	$(101,030,949)	$646,874
Stock-based compensation	-	-	-	-	257,241	-	257,241
Common stock issued on exercise of warrants			25,000	25	1,225	-	1,250
Net loss for the quarter ended September 30, 2022	-	-	-	-	-	(926,404)	(926,404)
Balance at September 30, 2022	13,602	14	207,817,878	$207,817	$101,728,483	$(101,957,353)	$(21,038)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at December 31, 2020	13,602	$14	190,529,320	$190,529	$93,778,591	$(92,266,764)	$1,702,370
RSU restricted Stock	-	-	31,250	31	4,519	-	4,550
Stock-based compensation	-	-	-	-	170,029	-	170,029
Common stock issued on cashless exercise of options and warrant	-	-	1,005,682	1,006	(1,006)	-	-
Common stock issued on exercise of options and warrant	-	-	600,000	600	41,400	-	42,000
Common stock issued on exercise of convertible note	-	-	158,329	158	47,340	-	47,498
Sale of common stock	-	-	7,056,250	7,056	2,250,944	-	2,258,000
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(1,086,438)	(1,086,438)
Balance at March 31, 2021	13,602	14	199,380,821	199,380	96,291,817	(93,353,202)	3,138,010

Stock-based compensation	-	-	-	-	318,818	-	318,818
Common stock issued on cashless exercise of options and warrant	-	-	259,741	260	(260)	-	-
Common stock issued on exercise of options and warrant		-	450,010	450	28,550	-	29,000
Net loss for the three months ended June 30, 2021	-	-	-	-	-	(1,225,360)	(1,225,360)
Balance at June 30, 2021	13,602	$14	200,090,572	$200,090	$96,638,926	$(94,578,562)	$2,260,468
Stock-based compensation	-	-	-	-	354,880	-	354,880
Common stock issued on cashless exercise of options and warrant	-	-	957,143	957	(957)	-	-
Common stock issued on exercise of stock options and warrants	-	-	600,000	600	36,400	-	37,000
Sale of common stock	-	-	4,054,665	4,054	3,036,946	-	3,041,000
Net loss for the quarter ended September 30, 2021	-	-	-	-	-	(1,451,810)	(1,451,810)
Balance as of September 30, 2021	13,602	$14	205,702,380	$205,701	$100,066,194	$(96,030,372)	$4,241,539

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(4,265,136)	$(3,763,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock-based compensation expense	1,261,626	848,277
Amortization of ROU assets	83,965	-
Depreciation and amortization	50,499	18,021
PPP loan forgiveness	-	(81,550)
Amortization of future compensation payable	416,666	625,000
Amortization of prepaid assets	162,760	122,660
Loss on disposal of equipment	14,540	-
Changes in assets and liabilities:
Accounts receivable	(219,618)	-
Other assets	-	2,880
ROU liabilities	(53,959)	24,216
Prepaids and deposits	(237,097)	(48,218)
Accounts payable	53,863	(28,051)
Accrued interest	-	696
Accrued expenses and compensation	(11,063)	29
Net cash used in operating activities	(2,742,953)	(2,279,649)

Cash Flows from Investing Activities
Purchase of equipment	(78,996)	(206,198)
Net cash used in investing activities	(78,996)	(206,198)

Cash Flows from Financing Activities
Repayment on note payable	(460,002)	(1,102,113)
Proceeds from sale of common stock	-	5,299,000
Proceeds from note payable	175,435	-
Proceeds from subscription payable	585,000	-
Proceeds from exercise of stock options and warrants	14,250	108,000
Net cash provided by financing activities	314,682	4,304,887

Net change in cash and cash equivalents	(2,507,267)	1,819,042

Cash and cash equivalents, beginning of year	3,662,615	3,323,290
Cash and cash equivalents, end of period	$1,155,349	$5,142,332

Supplemental disclosure of cash flow information
Cash paid for interest	$1,683	$1,421
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Insurance financing for prepaid insurance	$175,435	$117,209
Implementation of ASC 842	$-	$617,569
Forgiveness of PPP loan	$-	$81,449
Equipment investing in accounts payable	$-	$64,107
Common stock issued for repayment of convertible notes	$-	$47,499

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

For the nine months ended September 30, 2022, the company incurred a net loss of $4,265,136, had negative cash flows from operations of $2,742,953 and may incur additional future losses due to limited contract activity. At September 30, 2022, the company had total current assets of $1,492,695 and total current liabilities of $1,786,868, resulting in a working capital deficit of $294,173. At September 30, 2022, the company had cash of $1,155,349.

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

The company’s existence depends upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that management’s efforts will result in profitable operations or enable it to overcome future liquidity concerns. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of assets, the amount or classification of liabilities or otherwise that might be necessary should the company be unable to continue as a going concern.

The ongoing COVID-19 pandemic and pandemic-related trade conditions, such as exacerbated port congestion, supplier shutdowns and delays, contribute to this uncertainty. Additionally, Russia’s military action in Ukraine and related economic sanctions around the globe, could impact the company’s ability to source necessary supplies and equipment which could materially and adversely affect its ability to continue as a going concern. In addition, the company’s ability to continue as a going concern may depend on its ability to raise capital which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity. This may result in third-party financing being unavailable on terms acceptable to the company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the company’s financial position and results of operations are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To further improve its liquidity position, the company’s management continues to explore additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the company will be successful in its effort to secure additional equity financing. During the three months ended September 30, 2022, the company received funds in the amount of $585,000 as part of a pending placement of equity which it has recognized as a subscription payable. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our headquarters are located at 9070 S. Rita Road Suite 1500, Tucson, Arizona, 85747, including office and laboratory space, and our telephone number is (520) 628-7415.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 24,424,550 and 32,019,604 for the nine months ended September 30 2022 and 2021, respectively.

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of September 30, 2022, $905,349 was uninsured.

NOTE 2 – NEW ACCOUNTING STANDARDS

The company has reviewed all issued accounting pronouncements and plans to adopt those that are applicable to it. The company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

In December 2019, the FASB issued amended guidance in the form of ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU is intended to simplify various aspects of accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The company has evaluated the impact of this new standard and notes the guidance did not have a material impact on our financial statements.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

On August 5, 2020, the FASB issued ASU No. 2020-06 which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 simplifies the guidance in U.S. GAAP on the issuer’s accounting for convertible debt instruments and preferred stock. Such guidance includes multiple disparate sets of classification, measurement, and derecognition requirements whose interactions are complex. ASU 2020-06 is effective for annual periods beginning after December 15, 2021, and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The company adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on the company’s financial statements.

NOTE 3 – NOTES PAYABLE

On May 24, 2019, the company entered into an Asset Purchase Agreement (the “APA”) with Applied Optical Sciences, LLC (“AOS”) to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The note is non-interest bearing and payable in equal installments. The company made the first three payments of $500,000 on February 10, 2021, May 24, 2021, and November 19, 2021, respectively. The Promissory Note was amended on May 23, 2022 as modification of debt to extend the maturity date by one year to, May 24, 2023, and restructure the payment to time up to the adjusted maturity date. The remaining balance of $1,000,000 as of June 30, 2022 is to be paid in ten equal installments of $100,000 over a period of ten month with the final installment to paid on April 24, 2023. In accordance with the terms of the promissory note, the company made three payments of $100,000, for an aggregate total repayment of $300,000. As of September 30, 2022, $700,000 in principle was outstanding on this loan.

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

Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration (“SBA”) under the PPP. The company partially used the loan amount for designated qualifying expenses and received notice from the SBA on June 30, 2021, that the company would not be required to repay $81,550 in proceeds. As a result, the company received partial forgiveness of the PPP amounting to $80,594 in principal and $956 in interest which is reflected within PPP forgiveness and other income on the statements of operations. During the six months ended June 30, 2020, the company paid the remaining balance of the loan in the aggregate of $23,553 in four equal payments, with loan formally repaid on April 20, 2022. As a result, as of September 30, 2022, no principal or interest was outstanding on this loan.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Premium Financing

On April 8, 2022, the company entered into an agreement with Oakwood D&O Insurance to provide financing in an amount of $234,367 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2022, and provided coverage for the next 12 months, expiring March 12, 2023. The loan bears interest at a fixed rate of 5% per annum and required the company to prepay $58,932 and appears on the balance sheet as a current asset. On April 12, 2022, the company commenced monthly principal and interest payments of $19,901, which was the first payment of nine remaining months due of $175,435, the last payment of which is scheduled to be made on December 31, 2022. As of September 30, 2022, the outstanding balance on the note was $38,985 and was recorded as notes payable, a currently liability, in the company’s condensed consolidated balance sheet.

Notes Payable Reconciliation

The following reconciles notes payable as of September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Beginning balance	$1,024,190	$2,681,157
Notes payable	175,435	117,209
Accrued interest	(640)	1,385
Payments on notes payable	(460,002)	(1,646,513)
Extinguishment of debt	-	(81,550)
Converted into common stock	-	(47,498)
Total	738,985	1,024,190
Less-Notes payable – current	738,985	1,024,190
Notes payable – non-current	$-	$-

Future principal payments for the company’s Notes as of September 30, 2022, are as follows:

2022	$338,985
2023	400,000
Thereafter
Total	$738,985

The company’s note payable balance of $738,985 is due within the next twelve months, in accordance with the terms of note payable. $700,000 of the outstanding notes payable balance at September 30, 2022 will be paid in seven equal installments of $100,000 over the next seven months, with the final installment to paid on April 24, 2023.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 4 – DEFERRED COMPENSATION

On May 24, 2019, the company entered into the APA with AOS to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The company also recorded a debt discount, which is reported on the balance sheet as deferred compensation, in the amount of $2,500,000, in relation to the transaction which is being amortized over the life of the loan as compensation expense. The amortization of deferred compensation for the nine months ended September 30, 2022, and 2021 was $416,666 and $625,000, respectively.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

During the nine months ended September 30, 2021, the company issued the company issued 482,143 shares of common stock with an exercise of 500,000 options. 17,857 shares of common stock were withheld with the exercise. This exercise was performed on a cashless basis

During the nine months ended September 30, 2022, the company issued 130,417 shares of common stock for previously vested and expensed shares in relation to a restricted stock agreement. For the nine months ended September 30, 2022, the Company recorded $0 in relation to these shares.

During the nine months ended September 30, 2022, the company issued 100,000 shares of common stock upon the exercise of 100,000 options at an exercise price of $0.13 a share. As a result, the company received $13,000 in cash proceeds as part of the transaction.

During the nine months ended September 30, 2022, the company issued 25,000 shares of common stock upon result of the two warrant exercises of 12,500 shares each, or 25,000 shares of common stock in the aggregate, at an exercise price of $0.05 a share. The company received $1,250 in cash proceeds as part of the transaction.

Effective August 1, 2022, the Company entered into an Executive Employment Agreement with Mr. Donaghey who was appointed the Company’s Chief Financial Officer ("CFO"). As part of the Executive Employment Agreement, the Company granted 1,000,000 options to purchase shares of common stock at an exercise price of $2.36 per share. The options vest over a period of four years and expire ten years from the date of the grant.  Mr. Donaghey was also granted 400,000 shares of restricted to units as part of his Executive Employment Agreement (see “Share-Based Payments” below). Further, Mr. Donaghey forfeited unvested options to purchase 950,000 shares of common stock which he had previously received for his service on the Company’s Board of Advisors. The forfeiture of the unvested options resulted in the reversal of previously recorded stock-based compensation expense in the amount of approximately $176,000.

As of nine months ended, September 30, 2022, the company recognized a subscription payable for $585,000 from the sale of common stock as a current liability on its balance sheet, reflecting the receipt of $585,000 in cash proceeds as part of a pending private equity placement transaction.

During the nine months ended September 30, 2022 and 2021, the company recognized stock-based compensation in the amount of $1,261,626 and $848,277, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Preferred Stock

As of September 30, 2022, and December 31, 2021, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of June 30, 2022, including previously accrued dividends included in our balance sheet are approximately $314,546. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

The company pays an annual dividend on its preferred stock of approximately $34,000. For the nine months ended September 30, 2022 and 2021, the company has recorded $25,004 and $25,504 respectively as preferred stock dividends on its condensed consolidated statements of operations in relation to its annual dividend. Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock, at our discretion.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $1,261,626 and $848,277 for the nine months ended September 30, 2022, and 2021, respectively, which was charged to general and administrative expense.

Stock-based compensation for the year ended December 31, 2021, was comprised of 140,000 shares under a restricted stock agreement the company entered into in May of 2021. The restricted stock awards were valued at $84,000 of which the full $84,000 was recognized as of September 30, 2022. The shares vest annually over two years with the first installment one year from the agreement; provided, however, if either party terminates the agreement at any time prior to the last date of it ending, then the shares will vest, pro rata, for each month served since the most recent prior annual vesting date.

As part of his Executive Employment Agreement dated July 13, 2022 the company granted 400,000 shares issued as restricted stock units to the Chief Financial Officer. The restricted stock units were valued at $928,000 of which $50,780 was recognized as of September 30, 2022. The shares vest in equal annual installments over four years. If either party terminates the agreement at any time prior to the last date of it ending, then the shares will vest, pro rata, for each month served since the most recent prior annual vesting date. The Restricted Stock Units are issued pursuant to a Restricted Stock Unit Agreement, dated as of July 13, 2022.

Stock based compensation for the nine months ended September 30, 2022, was comprised of 250,000 shares issued pursuant to the restricted stock unit agreement, dated July 13, 2022. The restricted stock units were valued at $580,000 of which $42,297 was recognized as of September 30, 2022. The shares vest with 25% being vested at the end of year one and two respectively, with the remaining 50% being expensed at the end of year three. If either party terminates the agreement at any time prior to the last date of it ending, then the shares will vest, pro rata, for each month served since the most recent prior annual vesting date.

The $1,261,626 stock-based compensation for the nine months ended September 30, 2022, was comprised of $930,077 option expense, $108,549 expense from the vesting of the restricted stock and $223,000 was the amortization of 5,000,000 shares of stock valued at $0.4014 over three years for the acquisition of assets of Applied Optical Sciences.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model.

As of September 30, 2022, the company has $4,998,280 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The following table summarizes the activity of our stock options for the nine-months ended September 30:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2021	28,415,000	$0.1859	5.84	$50,673,665
Granted	2,390,000	2.2130	9.48	17,378,564
Exercised	(100,000)	(0.1300)	6.09	(961,438)
Forfeited or expired	(7,950,000)	-	-	(75,400,831)
Outstanding at September 30, 2022	22,755,000	0.3378	6.66	208,131,088

Outstanding and exercisable at September 30, 2022	20,308,888	0.1751	6.34	189,061,250

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model applying the assumptions in the following table:

	Nine-Months Ended September 30,
	2022	2021
Assumptions:
Risk-free interest rate	1.26-1.30%	.05-0.07%
Expected dividend yield	0%	0%
Expected volatility	126%	128-130%
Expected life (in years)	5	2-3

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the nine months ended September 30, 2022, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date

Outstanding at December 31, 2021	215,000	$0.52
Granted – restricted stock units and awards	650,000	2.32
Granted – performance-based stock units	-	-
Canceled	-	-
Vested and converted to shares	-	-
Outstanding at September 30, 2022	865,000	$1.8708

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

As of September 30, 2022, and December 31, 2021, there was $1,414,923 and $15,355 respectively in unrecognized stock-based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

As of September 30, 2022 and December 31, 2021, the company in aggregate recorded $1,561,000 and $1,338,000, respectively, in stock-based compensation related to a lockup agreement on 5,000,000 shares of common stock in the acquisition of assets of AOS valued at $0.4014 per share, representing the closing price on the date of the contract which is amortized over 36 months, of which, $223,000 and $501,750, respectively, was amortized for the nine months ended September 30, 2022, and 2021.

Warrant stock activity for the nine-months ended September 30, 2022, was as follows:

	Warrant Activity
	Shares	Weighted Average Exercise Price	Weighted Average remaining Contractual Term (years)
Outstanding at December 31, 2021	1,775,000	$0.0599	7.43
Granted	-	-	-
Exercised	(25,000)	0.0500	-
Forfeited	-	-	-
Outstanding and exercisable at September 30, 2022	1,750,000	$0.0600	6.78

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Avg. Remaining Contractual Life in Years	Weighted Avg. Exercise Price	Shares Exercisable	Weighted Avg. Exercise Price
$0.05 - $0.07	1,750,000	0.01	$0.0600	1,750,000	$0.0600
	1,750,000	0.01	$0.0600	1,750,000	$0.0600

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model applying the assumptions in the following table:

	Nine-months Ended September 30,
	2022	2021
Assumptions:
Risk-free interest rate	0%	0%
Expected dividend yield	0%	0%
Expected volatility	0%	0%
Expected life (in years)	0	0

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Concentrations

During the nine months ended September 30, 2022, the company earned revenue from two contracts with two separate customers. One customer accounted for $648,905 or 85% of revenue recognized during the period. As of September 30, 2022. The company has $219,618 of accounts receivable recorded as current assets on the balance sheet. As of September 30, 2022, one customer accounted for $162,226 or 74% of accounts receivable. The company had no revenue during the nine months ended, September 30, 2021.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In March 2021, the company signed a five-year lease for a 13,000 square foot laboratory/office space in Tucson. The initial base rent was $6.7626 per rentable square foot for year one, and escalated to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

The company incurred lease expense for its operating leases of $193,326 which was included in general and administrative expenses in the statements of operation for the periods ended September 30, 2022. During the nine months ended September 30, 2022, the company made cash lease payments in the amount of $166,501.

At September 30, 2022, we had approximately $128,000 in future minimum lease payments due in less than a year. The below table presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease
For the fiscal years ending December 31, 2022:
2022	$30,752
2023	143,325
2024	168,577
2025	191,779
2026	66,536
Thereafter	-
Total undiscounted lease payments	600,969
Present value discount, less interest	71,512
Lease Liability	$529,426

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of September 30, 2022 and 2021.

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

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, Gusrae Kaplan & Nusbaum and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. The parties are currently engaged in discovery. No trial date has been set.

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

On May 23, 2022, the New York Supreme Court held a hearing on the motion to dismiss, and Judge Hagler ruled from the bench, granting all defendants’, including Applied Energetics’, motions to dismiss the claim, in its entirety, with prejudice. While he noted that defendants’ arguments regarding the claim being time-barred and the court lacking personal jurisdiction over certain defendants may have merit, he elected not to rule on those issues as he believed it appropriate to reach the merits. The judge declined to award sanctions requested by the defendants in this claim. The plaintiffs have filed a notice of intent to appeal the dismissal but have not filed their actual appeal brief, which is due on December 21, 2022.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

We may, from time to time, be involved in legal proceedings arising from the normal course of business.

NOTE 9 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after September 30, 2022, the date of our most recent balance sheet, through the date our financial statements were issued.

Subsequent to September 30, 2022, the Company received $2,931,000 in cash proceeds from a pending placement of common stock at a price of $2.20 per share, as amended in November 2022 per agreement between the company and the investors.

As of October 20, 2022, the Company issued incentive stock options to purchase up to 50,000 shares of common stock to an employee. The options are exercisable at a price of $2.30 per share.

As of November 4, 2022, the Company issued incentive stock options to purchase up to 50,000 shares of common stock to an employee. The options are exercisable at a price of $2.24 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2021, and Quarterly Report on Form 10-Q from the nine months ended September 30, 2022.

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

The Applied Energetics scientific team is continuously innovating and expanding our patent portfolio to cover these technological breakthroughs and further enhance our suite of solutions for threat disruption for the Department of Defense, the intelligence community, and for commercial, medical and space applications with optical sources operating from the deep ultraviolet to the far infrared portions of the electromagnetic spectrum.

Applied Energetics has developed, successfully demonstrated and holds all crucial intellectual property rights to a dynamic directed energy technology called Laser Guided Energy (“LGE®”) and Laser Induced Plasma Channel (“LIPC®”). LGE and LIPC are technologies that can be used in a new generation of high-tech directed energy systems. The Department of Defense (DOD) previously recognized only two key types of Directed Energy Weapon (“DEW”) technologies, High Energy Lasers (“HEL”), and High-Power Microwave (“HPM”). Neither the HEL nor the HPM intellectual property portfolio is owned by a single entity. The DOD then designated a third DEW technology, LGE. Applied Energetics’ LGE and LIPC technologies are wholly owned by Applied Energetics and protected by one or more of Applied Energetics’ 26 issued patents and 11 Government Sensitive Patent Applications (“GSPA”). These GSPA’s are held under secrecy orders of the US government, providing the company with greatly extended protection rights. The company also has seven provisional patent applications, and we continue to file patent applications as we deem appropriate.

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

Our proprietary USP laser technology provides a significantly more compact solution than current continuous wave laser platforms while still delivering high peak power. Continuous wave laser systems are typically used to heat a target and, during continuous illumination, this heat transfer leads to melting or charring of the material. Using continuous wave output powers that now exceed 100 kilowatts (1kW = 1000 watts), it can take anywhere from seconds to minutes to impact a target. By contrast, Applied Energetics has delivered USP lasers to national security users that exceed five terawatts (1 TW = 1 trillion watts) in peak power, with the difference being that this peak power from a USP laser is delivered in a pulse that is less than a trillionth of a second. During this short pulse duration, and having such a high peak intensity, near-instantaneous ablation of the surface of the threat takes place. The net results of our innovative USP approaches are highly effective lasers with mountable footprints that require only a fraction of the size and weight of other directed energy technologies.

As Applied Energetics looks toward the future, our corporate strategic roadmap builds upon the significant value of the company’s USP capabilities and key intellectual property, including LGE and LIPC, to offer our prospective partners, co-developers and system integrators a variety of next-generation ultrashort pulse and frequency-agile optical sources, from the ultraviolet to the far infrared portion of the electromagnetic spectrum, to address numerous challenges within the national security, medical device, and advanced manufacturing market sectors.

Recent Developments

In May 2022, Applied Energetics was awarded a $3.89 million, two-year grant from the Department of the Navy, Office of Naval Research (ONR), to develop an optical system capable of defeating customer-specified threats for integration onto U.S. Marine Corps (USMC) platforms. We were awarded this grant to accelerate the development and testing of Infrared (IR) optical technology with an ultrashort pulse laser (USPL) system. The overall objective is to advance and ruggedize optical technologies that can be fielded on a variety of USMC platforms and are able to operate in harsh conditions.

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

Upon the successful examination, and with no opposition, the United States Patent and Trademark Office (USPTO) officially entered the marks LGE® (Reg. No. 6,289,892) and LIPC® (Reg. No. 6,316,069) on March 9, 2021, and April 6, 2021, respectively, in the principal register. Applied Energetics has applications pending before the USPTO for the marks USPTM, USPLTM, AERGTM and AETM and anticipates allowance and/or registration within the next six months. The company also has seven provisional patents, and we continue to file patent applications as we deem appropriate.

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

Ongoing Business Development Activities

Over the past several quarters, we have submitted multiple proposals to, and attended briefings with, various defense and other various government agencies and attended briefings with various defense and other government agencies who have expressed an interest in our technology and applications. Due to the closures of multiple agencies and work-from-home orders during the Coronavirus pandemic, reviews and funding decisions on these proposals were delayed longer than anticipated as resources were focused on other matters within the government. We have received multiple notices from government agencies stating that “the vast number of proposals received, and the challenges posed by the COVID-19 pandemic, have impacted the government’s evaluation timelines.” Several of the government agencies that have received and are reviewing our proposals started to open their facilities to limited off-site briefings starting on June 1, 2021. and since that date, our team has been invited to, and completed, multiple briefings focused on our capabilities and submissions. Over time, the DOD has increased and reduced its facility occupancy limits and remote work requirements depending upon the local infection rates, and we have continued to make use of the time to submit proposals and attend briefings as and when permitted. We intend to continue developing and submitting proposals and to be available to attend on-site briefings to the extent possible.

In addition to these review-based delays, the US federal budget for 2022 was not approved by Congress by the October 1, 2021, start of the U.S. federal government fiscal year. The US government final fiscal year 2022 appropriations bill was signed into law by President Biden on the night of March 11, 2022 and includes increases in areas of particular interest to the company.

Two other significant pieces of legislation impacted Applied Energetics that were signed by the President on September 30, 2022. The first piece, bill S. 4900, the “SBIR and STTR Extension Act of 2022,” authorizes the Small Business Innovation Research (SBIR), Small Business Technology Transfer (STTR), and six related pilot programs through Fiscal Year 2025; requires agencies with an SBIR or STTR program to establish a due diligence program to assess the potential risk posed by program applicants’ foreign ties; requires certain departments and agencies to report on national security risks within their SBIR/STTR programs; and establishes increased minimum performance standards for firms that have won a certain number of awards during a specified period of time.

The other piece of legislation that we have seen multiple times in the past decade is the Continuing Resolution (CR), HR 6833, which provides fiscal year 2023 appropriations to federal agencies through December 16, 2022, for continuing projects and activities of the federal government and includes supplemental appropriations to respond to the Russian military action in Ukraine. This will provide for a continuation of funding for currently funded programs through December 16, but no new contracts until the 2023 fiscal year appropriations are approved by Congress. This CR allows for current Applied Energetics programs to continue.

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

Our goal with the Applied Energetics Strategic Plan is to increase the energy, peak power and frequency agility of USP optical sources while decreasing the size, weight, and cost of these systems. We are in the process of developing this breadth of very high peak power USP lasers and additional optical sources that have a very broad range of applicability for threat disruption for the Department of Defense, commercial, and medical applications. Although the historical market for Applied Energetics’ LGE and USP technology is the U.S. Government, the USP technologies are expected to provide numerous platforms for commercial additive and subtractive manufacturing and medical device and imaging markets, creating a substantially larger market for our products to address. Since 2020, the Applied Energetics team was able to develop partnership and teaming arrangements with the three leading laser and optics institutes in the United States, namely, the University of Arizona, the University of Central Florida, and the University of Rochester Laboratory for Laser Energetics. Our desire is to work on programs jointly where the strengths of each organization can assist in escalating knowledge and delivery of systems to the government sponsors, and to train the next generation of scientists and engineers to work in the directed energy fields.

Despite the challenges posed by COVID-19, we have continued to execute our business development plans, further our research and development program and submit filings for intellectual property and proposals for grants and contracts. During the past two fiscal years, we submitted multiple proposals and have been engaged in meetings on a daily and weekly basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. Having received a significant research grant and an STTR contract during the previous quarter, we believe the interest in our technology and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision of the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

Through our analysis of the market, and in discussions with potential customers, we remain convinced that customers are becoming more receptive and interested in directed energy technologies. According to the Department of Defense fiscal 2019 budget, its directed energy spending grew from approximately $500 million in 2017 to over $1 billion in 2019, an increase of 100%. The 2020 budget reflected directed energy spending of $1.2 billion, an additional increase of 20% over 2019, and from 2017 through 2020, the directed energy budget grew from approximately $500 million to approximately $1.2 billion, averaging approximately 40% per year. The government has allocated $1.4 billion for various directed energy programs in 2021, and market analysis and projections have estimated that this directed energy sector is anticipated to exceed $10.1 billion globally by 2026. The DOD budget for directed energy was essentially flat between 2021 and 2022, approaching $1.2 billion for each year. As a result, we continue to be optimistic about our future and the growing opportunities in directed energy applications. The Applied Energetics team anticipates a continuation of strong funding for the directed energy community. With our existing patent portfolio, and through further advancements of our technologies, we believe we have the substantial building blocks needed to become a significant and successful developer in our USP and LGE marketplaces.

Results of Operations

Comparison of Operations for the three months ended September 30, 2022 and 2021:

	2022	2021
Revenue	$572,766	$—
Cost of revenue	127,668	—
General and administrative	(1,249,132)	(1,304,875)
Selling and marketing	(56,416)	(83,173)
Research and development	(65,364)	(61,968)
Other income	637	—
Interest (expense)	(1,227)	(1,794)
Net loss	$(926,404)	$(1,451,810)

Revenue

Revenues increased by approximately $573,000 to approximately $573,000 as of September 30, 2022. We had no revenues as of September 30, 2021. This is due to a contract and grant that the company commenced in June 2022.

Cost of revenue

The cost of revenue increased by approximately $128,000 to approximately $128,000 as of September 30, 2022. We had no cost of revenues as of September 30, 2021. This is due to the costs directly associated with contract and grant that the company commenced in June 2022.

General and Administrative

General and administrative expenses decreased approximately $56,000 to approximately $1,249,000 for the three months ended September 30, 2022, compared to approximately $1,305,000 for the three months ended September 30, 2021, primarily due to the decrease of $246,000 of consulting services, an increase in salaries and employee benefits of approximately $123,000, in building costs of approximately $13,000, and in supplies and insurance of $25,000.

Selling and Marketing

Selling and marketing expenses decreased $27,000, to approximately $56,000, for the three months ended September 30, 2022, compared to approximately $83,000 for the three months ended September 30, 2021, primarily due to the $27,000 decrease in expenses related to marketing consultant services.

Research and Development

Research and development expenses increased approximately $3,000 to approximately $65,000 for the three months ended September 30, 2022, compared to approximately $62,000 for the three months ended September 30, 2021.

Other Income

Other income increased approximately $1,000, to approximately $1,000 for the three months ended September 30, 2022, compared to $0 for the three months ended September 30, 2021. The other income for the three months ended September 30, 2022 was primarily due to the forgiveness of the company’s PPP loan.

Interest Expense

Interest expense decreased approximately $1,000 to $1,000 for the three months ended September 30, 2022 compared to approximately $2,000 for the three months ended September 30, 2021 primarily due the decrease in interest bearing notes payable.

Net Loss

Our operations for the three months ended September 30, 2022 resulted in a net loss of approximately $926,000, a decrease of approximately $526,000 compared to the approximately $1,452,000 net loss for the three months ended September 30, 2021, primarily due to the increase in revenue and decrease in general and administrative, selling and marketing expenses, partially offset by higher research and development expenses.

Comparison of Operations for the nine months ended September 30, 2022 and 2021:

	2022	2021
Revenue	$763,688	$—
Cost of revenue	142,835	—
General and administrative	(4,365,823)	(3,412,603)
Selling and marketing	(231,528)	(235,897)
Research and development	(286,365)	(192,783)
Other income	637	81,218
Interest (expense)	(2,910)	(3,542)
Net loss	$(4,265,136)	$(3,763,607)

Revenue

Revenues increased by approximately $764,000 to approximately $764,000 for the nine months ended September 30, 2022, as we had no revenues during the 2021 period. Revenues for the 2022 period were from a contract and a grant that we received and commenced performing in June 2022.

Cost of revenue

The cost of revenue increased by approximately $143,000 to approximately $143,000 for the nine months ended September 30, 2022, as we had no revenues, and therefore no costs of revenue during the 2021 period. September 30, 2022. This is due to the costs directly associated with contract and grant that the company commenced in June 2022.

General and Administrative

General and administrative expenses increased approximately $953,000 to approximately $4,366,000 for the nine months ended September 30, 2022, compared to approximately $3,413,000 for the nine months ended September 30, 2021, primarily due to an increase of approximately $403,000 in professional expenses, an increase in salaries and employee benefits of approximately $336,000, in IT costs of approximately $87,000, and in insurance of $42,000.

Selling and Marketing

Selling and marketing expenses decreased approximately $4,000, to approximately $232,000 for the nine months ended September 30, 2022, compared to approximately $236,000 for the nine months ended September 30, 2021, primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses increased approximately $94,000, to approximately $286,000 for the nine months ended September 30, 2022, compared to approximately $193,000 for the nine months ended September 30, 2021 primarily assets that were placed into service during the quarter that are actively being used to generate work in progress research and development of the company core technologies.

Other Income

Other income decreased approximately $81,000 to $1,000 for the nine months ended September 30, 2022 compared to approximately $81,000 for the nine months ended September 30, 2021 primarily due to the partial forgiveness of the company’s PPP loan.

Interest Expense

Interest expense decreased approximately $1,000 to $3,000 for the nine months ended September 30, 2022, compared to $4,000 for the nine months ended September 30, 2021, primarily due to a decrease in the aggregate outstanding debt the company had outstanding as of September 30, 2022, relative to September 30, 2021.

Net Loss

Our operations for the nine months ended September 30, 2022, resulted in a net loss of approximately $4,265,000, an increase of approximately $501,000 compared to the approximately $3,764,000 net loss for the nine months ended September 30, 2021, primarily due to increases in general and administrative and research and development expenses partially offset by higher revenue and decrease in selling and marketing.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2022, the company incurred a net loss of approximately $4,265,000, had negative cash flows from operations of approximately $2,743,000 and may incur additional future losses due to the possible reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2021, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At September 30, 2022, the company had total current assets of $1,492,695 and total current liabilities of $1,786,868 resulting in negative working capital of $294,173. At September 30, 2022, we had $1,155,349 of cash and cash equivalents, a decrease of $ 2,507,266 from $3,662,615 at December 31, 2021.

During the first nine months of 2022, the net cash outflow from operating activities was $2,742,953. This amount was comprised primarily of our net loss of $4,265,136. This was offset by noncash stock-based compensation expense of $1,261,626, amortization of future compensation payable of $416,666, and the amortization of right of use assets of $83,965. Additionally, net cash used the changes in asset and liabilities totaled $409,283. This included an increase in accounts receivable $219,618, increase in prepaid and deposits of $178,506, increase in accrued expenses and compensation of $11,063, and an increase in accounts payable of $53,863. This is offset by the net decrease in operating lease liabilities of $53,959.

During the first nine months of 2022, the net cash outflow from investing activities was $78,996. This was comprised of a $78,996 decrease from the acquisition of equipment.

During the first nine months of 2022, the net cash flows from financing activities was $314,685. This amount consisted of $175,435 in proceeds on a note payable for insurance premium financing, $14,250 from the exercise of options, and $585,000 of proceeds from subscription payable offset by $460,000 in conjunction with the monthly repayment of the note for the company’s insurance premium financing and AOS note. The proceeds from a subscription payable represent funding received as part of a pending private placement of equity.

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

Additionally, the Russian military action in Ukraine and related economic sanctions around the globe could impact the company’s ability to source necessary supplies and equipment which could materially and adversely affect its ability to continue as a going concern. In addition, the company’s ability to continue as a going concern may depend on its ability to raise capital which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity. This may result in third-party financing being unavailable on terms acceptable to the company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the company’s financial position and results of operations are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Budgeting for upcoming expenses and costs of supplies and equipment needed to perform our ONR grant, our STTR contract, both of which are described under “Recent Developments” above, and any other contracts or grants we receive in the future, requires that we estimate factors such as inflation and geo-political events that affect such expenses and costs. The cost of labor continues to increase across many sectors of the US and global economy which is likely to drive up our general and administrative expenses as well as the cost of personnel working directly and indirectly on our grants and contracts. This aspect of inflation is particularly difficult given the highly skilled nature of this work. Inflation is also likely to impact the price of supplies and materials we must purchase in order to perform grants and contracts, some of which may have been bid on based on cost structures which were submitted during periods of lower inflation. In addition, the war in Ukraine and other related geo-political events have further limited the number of countries from which we can source certain supplies and equipment. These limitations can range from outright prohibitions to strong discouragement based on potentially sensitive information. We continually monitor these events and the markets for needed supplies in order to make the best estimates possible, both in our internal budgeting and in any bids or proposals we submit.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of September 30, 2022, are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, Gusrae Kaplan & Nusbaum and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. The parties are currently engaged in discovery. No trial date has been set.

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

On May 23, 2022, the New York Supreme Court held a hearing on the motion to dismiss, and Judge Hagler ruled from the bench, granting all defendants’, including Applied Energetics’, motions to dismiss the claim, in its entirety, with prejudice. While he noted that defendants’ arguments regarding the claim being time-barred and the court lacking personal jurisdiction over certain defendants may have merit, he elected not to rule on those issues as he believed it appropriate to reach the merits. The judge declined to award sanctions requested by the defendants in this claim. The plaintiffs have filed a notice of intent to appeal this dismissal but have not yet filed their actual appeal brief, which is due on December 21, 2022.

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

Date: November 14, 2022