Form 10-K
period 2022-12-31
APPLIED ENERGETICS, INC.
filed 2023-03-30
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 001-14015

Applied Energetics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0262908
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

9070 S. Rita Road, Suite 1500
Tucson, Arizona	85747
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(520) 628-7415

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	AERG	OTCQB

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company’ in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2022 (the last day of the registrant’s most recently completed second quarter) was approximately $396,330,458.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 16, 2023 was 211,033,255.

APPLIED ENERGETICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

i

PART I

ITEM 1. BUSINESS

Cautionary Note Concerning Forward-Looking Statements

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of forward-looking words such as “may,” “believe,” “will,” “expect,” “project,” “anticipate,” “estimates,” “plans,” “strategy,” “target,” “prospects” or “continue,” and words of similar meaning. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors under Item 1A. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

Available Information

Applied Energetics, Inc. (“company,” “Applied Energetics,” “AE,” “we,” “our” or “us”) makes available free of charge on its website at www.appliedenergetics.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after electronically filing or furnishing such material to the Securities and Exchange Commission (“SEC”).

This report may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549 or at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800- SEC-0330.

General

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our headquarters are located at 9070 S. Rita Road, Suite 1500, Tucson, Arizona, 85747 and our telephone number is (520) 628-7415. Our website is located at www.appliedenergetics.com.

Applied Energetics, Inc. specializes in the development and manufacture of advanced high-performance lasers, advanced optical systems, high voltage electronics, and integrated guided energy systems for prospective defense, national security, industrial, biomedical, and scientific customers worldwide.

Technology, Capabilities, and Patents

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

The Applied Energetics scientific team is continuously innovating and expanding our patent portfolio to cover these technological breakthroughs and further enhance our suite of solutions for threat disruption for the Department of Defense, the intelligence community, and for commercial, biomedical and space applications with optical sources operating from the deep ultraviolet to the far infrared portions of the electromagnetic spectrum.

Applied Energetics has developed, successfully demonstrated and holds all crucial intellectual property rights to a dynamic directed energy technology called Laser Guided Energy (“LGE®”) and Laser Induced Plasma Channel (“LIPC ®”). LGE and LIPC are technologies that can be used in a new generation of high-tech directed energy systems. The Department of Defense (DOD) previously recognized only two key types of Directed Energy Weapon (“DEW”) technologies, High Energy Lasers (“HEL”), and High-Power Microwave (“HPM”). Neither the HEL nor the HPM intellectual property portfolio is owned by a single entity. The DOD then designated a third DEW technology, LGE. Applied Energetics’ LGE and LIPC technologies are wholly owned by Applied Energetics and protected by one or more of Applied Energetics’ 27 issued patents and 11 Government Sensitive Patent Applications (“GSPA”). These GSPA’s are held under secrecy orders of the US government, providing the company with greatly extended protection rights. The company also has seven pending patent applications and one provisional patent application which is undergoing conversion to its non-provisional form. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage.

Applied Energetics’ Directed Energy technologies are vastly different from conventional directed energy systems, i.e. HEL, and HPM. LGE uses Ultrashort Pulse (USP™) laser technology to combine the speed and precision of lasers with the overwhelming impact on targeted threats with high-voltage electricity. A key element of LGE is its novel ability to offer selectable and tunable properties that can help protect non-combatants and combat zone infrastructure. Applied Energetics’ proprietary fiber-based architecture is a key differentiator for our most recent technology demonstrators. Compared with traditional continuous wave laser technologies with their larger footprints, AE’s architecture enables orders of magnitude size-weight-power reductions on all deliverables, creating powerful, dual-use and agile systems that can fit a host of platforms while delivering very high-intensity, ultrashort pulses of light to the required target. This unique directed energy solution allows extremely high peak power and energy, with target and effects tunability, and is effective against a wide variety of potential targets.

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

As Applied Energetics looks toward the future, our corporate strategic roadmap builds upon the significant value of the company’s USP laser capabilities and key intellectual property, including LGE and LIPC, to offer our prospective partners, co-developers and system integrators a variety of next-generation ultrashort pulse and frequency-agile optical sources, from the ultraviolet to the far infrared portion of the electromagnetic spectrum, to address numerous challenges within the national security, biomedical, and advanced manufacturing market sectors.

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

We also executed a Phase I Small Business Technology Transfer (STTR) contract with the U.S. Army on June 2, 2022. The objective of the contract is the delivery of an ultra-broadband infrared (IR) source. Under this contract, Applied Energetics, was to model novel approaches for the eye-safe delivery of ultra-broadband infrared laser pulses to electro-optic sensors. Electro-Optical/Infrared (EO/IR) sensors are imaging systems used for military applications. The STTR program is a federally funded initiative to incorporate small business technological innovation into government supported research and development programs. STTRs require the small business to team with a university or non-profit and are structured in three potential phases. Applied Energetics proposed to partner with the James C. Wyant College of Optical Sciences at the University of Arizona for Phase I. The company completed work on this first phase of the Army STTR and filed the report on January 3, 2023. Prior to the final report filing, AE submitted the Phase II proposal by the submission deadline of December 7, 2022. The Phase II proposals can be up to $1.15 M in contract funding over a 24-month period. Any announcement on the Phase II STTR proposals is estimated by the Army to be released no later than Q2 of 2023.

Effective August 1, 2022, our board of directors appointed Christopher Donaghey, age 50, to serve as Chief Financial and Chief Operating Officer. The company and Mr. Donaghey entered into an Executive Employment Agreement, pursuant to which he is serving for an initial term of four years, with automatic renewal for additional one-year periods thereafter unless either party terminates the agreement. The agreement calls for salary of $350,000 per year, plus standard benefits and eligibility for a bonus at the discretion of the board. The company has also granted Mr. Donaghey additional options to purchase up to 1,000,000 shares of its common stock under its 2018 Incentive Stock Plan, which vest over four years and have an exercise price of $2.36 per share, and Restricted Stock Units representing up to 400,000 shares of the company’s common stock which also vest over four years. The Restricted Stock Units are issued pursuant to a Restricted Stock Unit Agreement, dated as of July 13, 2022. Mr. Donaghey forfeited unvested options to purchase up to 950,000 shares of common stock which he had previously received for service on the company’s Board of Advisors.

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

Upon the successful examination, and with no opposition, the United States Patent and Trademark Office (USPTO) officially entered the marks LGE® (Reg. No. 6,289,892) and LIPC ® (Reg. No. 6,316,069) on March 9, 2021, and April 6, 2021, respectively, in the principal register. Applied Energetics has applications pending before the USPTO for the marks USP TM, USPL TM, AERG TM and AE TM and anticipates allowance and/or registration within the next six months. The company also has seven pending patent applications and one provisional patent application which is undergoing conversion to its non-provisional form. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage.

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

Ongoing Business Development Activities

Over the past few years, we have submitted multiple proposals to, and attended briefings with, various defense and other government agencies who have expressed an interest in our technology and applications. Due to the closures of multiple agencies and work-from-home orders during the Covid-19 pandemic, reviews and funding decisions on these proposals were delayed longer than anticipated as resources were focused on other matters within the government. Since the reopening of proposal reviews and processing, our team has been invited to, and completed, multiple briefings focused on our capabilities and submissions. We intend to continue developing and submitting proposals and to be available to attend on-site briefings to the extent possible. However, this positive action by the agencies could be reversed as Covid remains an ongoing risk. Any changes to reinstate the closures or work-from-home orders could again hamper the ability of the AE team to schedule on-site briefings for our proposals undergoing review.

Two significant pieces of legislation impacted Applied Energetics that were signed by the President on September 30, 2022. The first piece, bill S. 4900, the “SBIR and STTR Extension Act of 2022,” authorizes the Small Business Innovation Research (SBIR), Small Business Technology Transfer (STTR), and six related pilot programs through Fiscal Year 2025; requires agencies with an SBIR or STTR program to establish a due diligence program to assess the potential risk posed by program applicants’ foreign ties; requires certain departments and agencies to report on national security risks within their SBIR/STTR programs; and establishes increased minimum performance standards for firms that have won a certain number of awards during a specified period of time.

The other piece of legislation that we have seen multiple times in the past decade is the Continuing Resolution (CR), HR 6833, which was amended three times to provide fiscal year 2023 appropriations to federal agencies through December 30, 2022, for continuing projects and activities of the federal government and includes supplemental appropriations to respond to the Russian military action in Ukraine. This CR provided for a continuation of funding for currently funded programs through December 30, but no new contracts until the 2023 fiscal year appropriations was approved by Congress. This CR allowed for current Applied Energetics programs to continue. The Consolidated Appropriations Act, 2023 was passed by the US House of Representatives and the US Senate and signed by President Biden on December 29, 2022. A similar situation occurred in the prior year as the US government final fiscal year 2022 appropriations bill was signed into law by President Biden on the night of March 11, 2022 and included increases in areas of particular interest to the company.

Strategic Plan and Analysis

The core of our strategy has been to continue growing our management and science teams with highly qualified individuals. This has driven our recruitment efforts in the areas of R&D, science, modeling and simulation, marketing and finance. We are also contemplating adding members to our Board of Directors and our Board of Advisors. Our board and leadership team have worked to align key innovations with our roadmap to encourage and enable internal filing for a broad, strategic and robust intellectual property portfolio and continue surveying the literature for acquisitions of parallel intellectual property to that end. We also intend to pursue strategic corporate acquisitions in related fields and technology. The company’s management continues to explore any favorable equity financing opportunities.

Our goal with the Applied Energetics Strategic Plan is to increase the energy, peak power and frequency agility of USP optical sources while decreasing the size, weight, and cost of these systems. We are in the process of developing this breadth of very high peak power USP lasers and additional optical sources that have a very broad range of applicability for threat disruption for the Department of Defense, commercial, and biomedical applications, such as biophotonic illumination and imaging. Although the historical market for Applied Energetics’ LGE and USP technology is the U.S. Government, the USP technologies are expected to provide numerous platforms for commercial additive and subtractive manufacturing and biomedical and imaging markets, creating a substantially larger market for our products to address. Since 2020, the Applied Energetics team was able to develop partnership and teaming arrangements with the three leading laser and optics institutes in the United States, namely, the University of Arizona, the University of Central Florida, and the University of Rochester Laboratory for Laser Energetics. Our desire is to work on programs jointly where the strengths of each organization can assist in escalating knowledge and delivery of systems to the government sponsors, and to train the next generation of scientists and engineers to work in the directed energy fields.

Despite the challenges posed by COVID-19, we have continued to execute our business development plans, further our research and development program and submit filings for intellectual property and proposals for grants and contracts. During the past three years, we continued to submit proposals and have been engaged in meetings on a continuous basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. Having received a significant research grant and an STTR contract during the second quarter of 2022, we believe the interest in our technology and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision of the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

Through our analysis of the market, and in discussions with potential customers, we remain convinced that customers are becoming more receptive and interested in directed energy technologies. According to the US Department of Defense fiscal budgets from 2017 through 2023, its directed energy spending grew from approximately $500 million in 2017 to over $1.695 billion in 2023, an increase of nearly 240%. Market analysis and projections have estimated that this directed energy sector is anticipated to exceed $10.1 billion globally by 2026. We continue to be optimistic about our future and the growing opportunities in directed energy applications, especially since this growth to nearly $1.7 B annually is being accomplished without a recognized Program of Record (POR) for directed energy platforms. Once these technologies are funded in production for a POR, these DOD budgets for DE will grow exponentially larger to support the technology insertion. The Applied Energetics team anticipates a continuation of strong funding for the directed energy community. With our existing patent portfolio, and through further advancements of our technologies, we believe we have the substantial building blocks needed to become a significant and successful developer in our USP and LGE marketplaces.

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

HEL and HPM directed energy technologies have been under development for decades with numerous DoD and other government contractors participating. The unique attributes of directed energy weapon systems —the ability to create precise effects against multiple targets near-instantaneously and at a very low cost per shot—have great potential to help the DoD in addressing future warfare requirements. The DoD invests research and development dollars into directed energy solutions to fill gaps identified by warfighters. For example, in future conflicts with capable enemies possessing large inventories of guided missiles, it may be operationally risky and cost-prohibitive for the U.S. military to continue to rely exclusively on a limited number of kinetic missile interceptors. Such a “missile competition” could allow an adversary to impose costs on U.S. forces by compelling them to intercept each incoming missile with far more expensive kinetic munitions. The DoD has made technological advances in both performance and maturity as a result of many years of research with multiple threat-intercept technologies and has been directed by Congress, in fiscal year 2022 and, again, in fiscal 2023, to increase funding and evaluation of pulsed laser technology in future directed energy platforms.

Applied Energetics utilizes patented, dual-use technologies to advance critical industries. Leveraging our proprietary fiber-based architecture and wavelength- and pulse-agility capability, our ultrashort pulse technology enables users to achieve specific effects across different use cases, with an unmatched blend of size, weight and power attributes. While initially designed to meet the emerging needs and priorities for the national security community, Applied Energetics’ directed energy technology also has commercial applications in both the biomedical and advanced manufacturing industries.

Fiber-Based Laser Architecture

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

Wavelength- and Pulse-Agility

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

Competition

AE’s Ultrashort Pulse sources, including proprietary LIPC ® based LGE® technology, are unique and can be integrated onto platforms being developed for use by the U.S. Government. Over the past several years, a relatively small number of major defense contractors have received significant funding for directed energy systems development, manufacturing and integration, using continuous wave high energy laser and microwave technologies. These contractors specialize in different directed energy system platforms to respond to a variety of threats. Applied Energetics believes that its pulsed laser systems can be a part of a layered defense solution alongside these other technologies. Although AE competes against other directed energy systems for funding, the uniqueness of our technologies should continue to support their development into weapon platform programs. AE believes that there is renewed U.S. Government interest in directed energy applications and believes that continued development of its USP capabilities and growing interest from all branches of the U.S. armed forces and other government agencies will lead to increases in government spending on directed energy in the coming years. Likewise, there are multiple new threats that must be addressed with unique and emerging technologies, and AE is working diligently to rapidly advance development, demonstration, testing and engineering of the Advanced Ultrashort Pulse lasers throughout the spectrum from the ultraviolet to the far infrared. We believe that USP technologies can rapidly accelerate in magnitude, as a percentage of the federal budget, compared with other technologies over the next several years.

AE’s primary direct USP optical source competition are corporations and contractors supported by foreign governments who may be attempting to develop similar technologies. AE believes that such foreign activity will create additional U.S. Government funding for both USP sources and LGE in order to maintain our country’s lead in pulsed directed-energy systems. Other companies with directed energy capabilities, albeit in continuous wave, microwave and other areas within directed energy, are Raytheon Technologies, Lockheed Martin, Northrup Grumman, Boeing, BAE, nLight, General Atomics, DRS Daylight Solutions and L3Harris Technologies.

Some of AE’s biggest commercial competitors are Trumpf (German), Coherent (US), Thales (France) and IPG (US), all of which are billion-dollar market class companies that have substantially more resources than AE.

Employees

As of March 29, 2023, we had fourteen employees, and we retain another six full- and part-time consultants.

Supplies and Raw Materials

We depend upon the availability of materials and major electro-optical components and the performance of our suppliers. Some of our products require relatively scarce fabricated materials. We generally have not experienced significant difficulties in procuring these necessary materials, components and other supplies for our products. However, the global supply chain continues to struggle toward normalcy following the Covid-19 pandemic. Our inability to procure the necessary optical and fabricated materials, components, electronics and other supplies for our products could negatively affect our results of operations, financial condition and liquidity. In addition, a significant prolonged increase in inflation could negatively impact the cost of materials and components. We continuously monitor potential supply chain issues and work with our suppliers to mitigate delays in our receipt of necessary materials, components and other supplies, and reduce costs, particularly in light of the Covid-19 pandemic’s impact on global supply chain. We also monitor supplier liquidity and work continuously with our supply base to ensure an adequate source of supply and to reduce costs. We pursue cost reductions through a number of mechanisms, including consolidating or re-sourcing our purchases, entering long-term agreements, reducing the number of suppliers, strategic global sourcing and competition among suppliers, and the opportunity to develop and deliver scarce components that have few contracts or suppliers. In some instances, we depend upon a single source of supply, but we are developing multiple sources to mitigate the risk. In some cases, we must comply with specific procurement requirements, which may limit the suppliers and subcontractors we may utilize.

Regulatory Matters

Our business is subject to extensive regulation in the industries we serve. We market our technology to numerous U.S. government agencies and entities, including but not limited to all of the branches of the U.S. Department of Defense (DoD) and the Department of Homeland Security. Similar government authorities exist in all of the countries in which we do business.

The U.S. government currently represents all of our current revenues and likely a substantial portion of any projected revenues for the foreseeable future. U.S. government contracts are subject to termination by the government, either for convenience or for default in the event of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, termination costs and a reasonable profit. If terminated by the government as a result of our default, we could be liable for payments made to us for undelivered goods or services, additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers.

U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government. Defense contracts are additionally subject to the Defense Federal Acquisition Regulation Supplement (DFARS). Other applicable laws and regulations apply as well. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, audit and product integrity requirements. Failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, cash withholding on contract payments, forfeiture of profits, and/or the assessment of civil or criminal penalties and fines and could lead to cause-based suspension or debarment from U.S. government contracting or subcontracting for a period of time.

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

In their report accompanying our financial statements, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2022 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in government contract activity raise substantial doubt about our ability to continue as a going concern.

Our business has generated only limited revenues during the past fiscal year, after having no revenue during fiscal 2021, and had a net operating loss during each period.

For the fiscal years ended December 31, 2022 and 2021, we had revenues of $1,307,757 and $0, respectively, and we had net losses of $5,771,642 and $5,425,453, respectively. We can give no assurances that our planned operations will generate revenues in the future or whether any such revenues will result in profitability.

We may need additional financing to fund our operations going forward. If we are unable to obtain additional financing on acceptable terms, we may need to modify or curtail our development plans and operations.

As of December 31, 2022, we had $5,640,308 in available cash and cash equivalents and working capital of $5,329,699. We believe our cash position is sufficient for the next several months, but we may need to raise additional capital in order to fund our operations beyond that. We must allocate funds toward SEC compliance as well as Defense Contract Audit Agency (DCAA), International Traffic in Arms Regulations (ITAR) and other federal regulatory compliance. We also need funds for general and administrative expenses, including salaries, benefits, supplies and equipment, lease expense on our headquarters, accounting, legal, and other professional fees and other miscellaneous expenses. Our failure to secure sufficient financing could render us unable to fund these necessary costs and expenses. We also may require additional funding for research and development before we are able to commercialize our technology. During the 2022 fiscal year, we achieved our capital raising goal, and a portion of the funds for research and development came from government grant/contract awards. We may secure additional government contracts or sub-contracts with larger contractors to fund additional research and development. However, we may need to raise additional funds to supplement these contracts even if we are able to secure them.

Our operating plans and capital requirements are subject to change based on how we determine to proceed with respect to development programs and if we pursue any strategic alternatives. We may raise additional funds through the issuance of equity securities, but such financing may not be available on terms acceptable to us if at all. Any equity financing would cause the percentage ownership by our current stockholders to be diluted, and such dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financing is not available when required or is not available on acceptable terms, we may be required to modify or curtail our operations, which could cause investors to lose the entire amount of their investment.

The ongoing global Covid-19 pandemic has caused unpredictability in capital markets. If this uncertainty continues, it could make it more difficult for companies, including ours, to access capital. It is currently difficult to estimate with any certainty how long the pandemic and resulting curtailment of business will continue, and its effect on capital markets and our ability to raise funds in the future is, accordingly, difficult to quantify.

Risk Related to Our Industry and Business Activities

Economic, geopolitical and other factors beyond our control can affect our business.

Our business, operating results, financial condition and liquidity may be adversely affected by changes in global economic conditions and geopolitical risks, including the inflationary environment in the United States and internationally, commodity prices, supply chain challenges, exchange rates, potential changes in policy positions or priorities, levels of government spending and deficits, the availability and cost of labor, the threat environment, trade policies, political conditions, and other challenges that could affect the global economy. Inflationary pressures have increased labor and material costs at a higher rate higher than in recent years. Due to the nature of our government business, and the customer and supplier contracts within those businesses, we may not be able to increase our contract value or pricing to offset these cost increases, particularly with grants or fixed price contracts. This could adversely affect our operating profits and margins particularly if the increased inflation continues. Similarly, expected increases in interest rates from recent historical lows in the U.S. and in other countries in which we operate could negatively impact financial markets and tighten the availability of, and increase our cost of capital, which could have an adverse effect on our operating results, financial condition and liquidity. Tightening of credit in financial markets also could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations. Similarly, such tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. In addition, geopolitical risks could affect government priorities, budgets and policies, which could impact sales of defense and other products and services.

The Covid pandemic has affected and may continue to affect our supply chain and operations.

The ongoing Covid-19 pandemic has negatively affected our business, supply chains, and operations. As a result of Covid-19, governments, businesses and individuals have taken actions such as instituting closures, lockdowns, quarantines, and travel restrictions and requirements, adopting remote working. Lockdowns and labor shortages resulting from Covid-19, as well as the continuing economic recovery, negatively impacted global supply capabilities. Decreases in the availability of supplies, increases in the cost of supplies, and delivery issues have caused shortages and delays, as well as increased costs, for the procurement of raw materials, components and other supplies required for our performance. The global economic, supply and demand uncertainties caused by Covid-19 remain. Due to the continued effects of Covid-19 and related uncertainty, we expect to continue to experience the challenges described above for an uncertain period of time into the future.

Moreover, if developments in the pandemic limit our workforce or those of our suppliers from working effectively, such business disruptions could hinder our research or otherwise impede our ability to perform on our obligations to customers and may result in increased costs. Developments in the pandemic may affect our ability to hire, develop and retain our talented and diverse workforce, and to maintain our corporate culture. It is critical that we find and train new qualified personnel. The pandemic also may materially impact U.S. government contracts and grants, including changes or shifts in defense spending due to budgetary constraints, the allocation of funds to governmental responses to Covid-19, a failure to complete the government budget process resulting in a Continuing Resolution (CR) or a government shutdown, or delayed or reduced funding of programs.

Although, in the US, hospitalization and death rates have moderated in recent months, the duration of the Covid-19 pandemic remains uncertain. Its future impact depends on developments concerning its scope, severity and duration, the effect of additional variants and whether additional outbreaks of the pandemic will continue to occur, the efficacy, acceptance, distribution and availability of vaccines, new or continued attempts to contain the pandemic’s spread or treat its impact, and governmental, business and individual personal responses (including restrictions and limitations on travel and transportation) among others. Some of the pandemic’s impacts may continue into the future even after the virus itself no longer poses a significant public health risk. Any of these factors, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Changes in US government spending could negatively affect our business.

Substantially all of our current and planned near-term revenues are or may be from US government contracts and grants awarded under various programs, primarily with the Department of Defense (DoD), and, possibly, with intelligence agencies and other departments and agencies. Changes in US government spending for various reasons, including as a result of potential changes in policy positions or priorities, could negatively impact our results of operations, financial condition and liquidity. Our programs are subject to US government policies, budget decisions and appropriation processes which are driven by macroeconomic and geopolitical factors as well as Congress’s ability to enact, and the administration’s willingness to execute, appropriations bills and other legislation. In recent years, the US government has been unable to complete its budget process before the end of its fiscal year, resulting in government shutdowns and Continuing Resolutions emergency funding only at prior-year levels. In addition, failure to raise the debt ceiling could cause the U.S. government to default on debts which it has already incurred. U.S. government spending levels and available program funding are thus hard to estimate in the medium- and long-term. Significant changes in U.S. government spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition and liquidity.

We face risks relating to performance of our US government contracts and our ability to secure additional contracts and/or grants.

Our success depends on our ability to complete timely and satisfactory performance on our existing customer projects and to secure additional grants and contracts. Performance delays, cost overruns, technology failures, materials or components shortages, or contract delays, could negatively impact our business prospects, results of operations, financial condition and liquidity. U.S. government contracts generally permit the government to terminate the contract, in whole or in part, without prior notice, at the U.S. government’s convenience or for default based on performance. Correspondingly, subcontracts which we may seek to enter with prime government contractors, may be terminable by the prime contractor upon government termination of the prime contract. We may be unable secure additional contracts to offset any revenues lost as a result of the termination of any such contracts.

Because the funding of U.S. government programs is subject to congressional appropriations made on a fiscal year basis even for multi-year programs, programs are often only partially funded initially and may not continue to be funded in future years. Appropriation bills may be delayed, which may result in delays to funding, the collection of receivables and our contract performance due to lack of authorized funds to procure related products and services. Under certain circumstances, we may use our own funds to meet our customer’s delivery dates or other requirements, and we may not be reimbursed. If appropriations for programs are reduced or delayed, the U.S. government may terminate any contract or subcontract under that program.

The growth of our business depends on the development, application and manufacture of advanced technology and products aimed at achieving challenging goals. New technologies may be untested or unproven and, in some instances, product requirements or specifications need to be developed. This could result in performance difficulties, delays, cost overruns or failures which could require additional resources to address. Any failure to execute timely and effectively on our current programs could hamper future contracting opportunities. We may also need to invest in internal research and development projects in order to achieve certain grants or contracts, as our customers may demand proven concepts and solutions. These expenditures may not pay off if we are not awarded the intended grants or contracts.

Under certain types of government contracts, if we are unable to control costs or if our initial cost estimates are incorrect, our profitability could be negatively affected, particularly under fixed-price development contracts. We may also experience cost underruns which would reduce contract value and related expected revenues, and we may be unable to expand the contract scope or secure additional work to offset the resulting lost revenues. We anticipate that any future contracts for development programs with complex design and technical challenges will typically be cost reimbursable. However, if they are firm fixed price or fixed price incentive contracts, such challenges and unexpected costs increases may impact our results of operations. US government contracts also require compliance with extensive and evolving procurement and other rules and regulations and subject us to potential audits, investigations, and disputes. We may also become involved in programs that are classified by the US government, which have security requirements that place limits on our ability to discuss our performance on these programs, including any risks, disputes and claims.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to sustain the value of such assets.

Protecting our intellectual property rights is critical to our ability to maintain the value of our intellectual property portfolio. We hold a number of United States patents and patent applications, as well as trademarks, and registrations which are necessary and contribute significantly to the preservation of our competitive position in the market. We can offer no assurance that any of these patents or future patent applications and other intellectual property will not be challenged, invalidated or circumvented by third parties. In some instances, we may seek to augment our technology base by licensing the proprietary intellectual property of others, but we may be unable to obtain necessary licenses on commercially reasonable terms. We have entered into confidentiality and invention assignment agreements with employees and consultants and entered into nondisclosure agreements with suppliers, potential job candidates, and appropriate customers so as to limit access to and disclosure of our proprietary information. These measures may not suffice to deter misappropriation or independent third-party development of similar technologies. Based on our current financial condition, we may not have the funds available to enforce and protect our intellectual properties.

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

Management has broad discretion over the selection of our business and prospective business opportunities.

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

We are highly dependent upon Gregory J. Quarles, our Chief Executive Officer, Christopher Donaghey, our Chief Financial and Operating Officer, and Stephen McCahon, our Chief Scientist. We depend on Drs. Quarles’s and McCahon’s decades of expertise for the marketing and development of our technology. We also depend upon their global visibility and outreach as well as Mr. Donaghey’s and our directors’ networks of contacts and experience to recruit key talent to the company. We do not have key-man insurance on any of these individuals. Loss of the services of any of these key members of our management team, or of our Board of Directors’ ability to identify and hire key talent, could have a material adverse effect on our business prospects, financial condition and results of operations. Although a key component of our growth strategy is succession planning and hiring additional key personnel, we may be unable to achieve this in the near term given constraints in the labor market and our interest in recruiting highly qualified professionals.

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

Given the highly specialized nature of our technology, the potential market for our products is limited to a relative few potential customers who tend to allocate significant budgeted amounts to selected projects. Currently, we are marketing our technology and focusing our research and development on the defense sector, in which demand is ultimately determined primarily by the US federal defense budget and the needs and priorities of the Department of Defense and its various agencies. The potential customers in this area are defense agencies for direct contacts and major defense contractors for subcontracts. Thus, the demand for our products depends on their needs for our technology and selecting us for research and development. Although we intend to diversify into other applications for our technology and markets, we cannot be certain that opportunities in those markets will present themselves when we are ready, or that we will otherwise be able, to do so.

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

Historically, the SEC staff has taken the position that rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like AE. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

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

We currently maintain our cash balances at a commercial bank which has been under scrutiny during the recent regulatory concerns over regional bank closures and balance sheet weaknesses, which could jeopardize our cash reserves or access thereto when needed. We maintain a large percentage of our cash balances with Western Alliance Bank which came under scrutiny in March 2023, as two regional banks were closed, and the Treasury Department, Federal Reserve and FDIC had to implement emergency measures to assure depositors at other regional banks that their deposits were safe. At times, our bank balances exceed FDIC limits. As of December 31, 2022, $5,390,308 of our cash balance was uninsured. We continue to monitor our banking arrangement and have taken measures to diversify our cash holdings into interest bearing cash equivalents and auxiliary cash accounts to maximize our insurance coverage. As of March 21, 2023, we had reduced our uninsured deposits to 2,389,257 and continue to explore additional diversification options.

A large number of shares of our common stock could be sold in the market in the near future, which could depress our stock price.

As of March 16, 2023, we had outstanding 211,033,255 shares of common stock. Approximately 100 million of our shares are currently freely trading without restriction under the Securities Act of 1933, as amended. The remaining shares have been held by their holders for over one year and are thus eligible for sale under Rule 144(k) of the Securities Act. Sale of these shares into the market could depress our stock price. Provisions of our corporate charter documents could delay or prevent change of control.

Provisions of our corporate charter documents could delay or prevent change of control.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of “blank check” preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors. The designation of preferred stock in the future and the classification of our Board of Directors, could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. Moreover, the holders of our outstanding Series A Preferred Stock have a right to put their shares to the company for an amount equal to the liquidation preference of approximately $340,000 plus unpaid dividends (approximately $332,000 as of December 31, 2022), in the event of a change of control. Such right could hinder our ability to sell our assets or merge with another company.

The redemption and dividend provisions of our outstanding preferred stock are onerous due to our current financial condition.

The company has redeemed substantially all of its outstanding preferred stock. At December 31, 2022, 13,602 shares were outstanding with a liquidation preference of approximately $340,000 and unpaid dividends of $332,000. As of March 1, 2023, the liquidation preference of our outstanding preferred stock plus unpaid dividends thereon was approximately $662,000. If an event occurs that would require us to redeem the preferred stock, we may not have the required cash to do so.

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

The ongoing global pandemic has caused disruption in certain government contracting processes and procedures and made travel and other necessities for securing such contracts more difficult. In addition, to the extent that any of our personnel or consultants are affected by the virus, this could cause delays or disruption in our research and development program and affect our ability to execute our plan of operations. The pandemic has also caused unpredictability in capital markets. If this uncertainty continues, it could make it more difficult for companies, including ours, to access capital. It is currently difficult to estimate with any certainty how long the pandemic and resulting will continue, and its effect on capital markets and our ability to raise funds in the future is, accordingly, difficult to quantify. The pandemic has also caused unpredictability in the supply chain which could cause delays in our procurement and product development.

Any issuance of additional securities in conjunction with a business or financing opportunity which will result in a dilution of present stockholders’ ownership.

Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock. As of March 16, 2023, we have approximately 211,033,255 shares issued and outstanding. If funding opportunities present themselves on favorable terms, we may issue additional shares to fund our business or in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our company could occur. The issuance of additional shares of common stock may also adversely affect the market price of our common stock, particularly given the historically low trading volume in the market for our common stock.

ITEM 2. PROPERTIES

Effective March 15, 2021, we entered into a Lease Agreement with Campus Research Corporation, for approximately 13,000 rentable square feet of office, laboratory and production space located at the University of Arizona Science and Technology Park at 9070 South Rita Road, Suite 1500, Tucson, AZ. This space is outfitted with a Class 1000 (ISO Class 6) “clean room” and laboratory, office and conference facilities. These facilities are adequate for our current and expected level of operations.

The lease term began May 1, 2021, and ends on April 30, 2026. The base rent is currently $9.2009 per rentable square foot and is set to escalate to $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

Our aggregate rent expense, including common area maintenance costs, was approximately $149,000 and $155,000 for 2022 and 2021, respectively.

See Note 8 to our 2022 Consolidated Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments as of December 31, 2022.

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

On May 23, 2022, the New York Supreme Court held a hearing on the motion to dismiss, and Judge Hagler ruled from the bench, granting all defendants’, including Applied Energetics’, motions to dismiss the claim, in its entirety, with prejudice. While he noted that defendants’ arguments regarding the claim being time-barred and the court lacking personal jurisdiction over certain defendants may have merit, he elected not to rule on those issues as he believed it appropriate to reach the merits. The judge declined to award sanctions requested by the defendants in this claim. The plaintiffs have filed a notice of intent to appeal this dismissal but did not file their actual appeal brief within the required time.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

The company may, from time to time, be involved in legal proceedings arising from the normal course of business.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information and Holders

Our common stock is currently quoted for trading on the OTCQB Market, trading under the symbol “AERG”. On March 15, 2023, the closing price of our common stock on the OTCQB Market was $2.20. Over-the-counter market quotations, such as on the OTCQB, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 29, 2023, there were approximately 396 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

The company has reported all information pertaining to issuances of equity securities during the period covered by this Annual Report on Form 10-K in previously filed report on Forms 10-Q and 8-K.

Dividends

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock. We paid dividends via the issuance shares of Common Stock on our 6.5% Series A Convertible Preferred Stock in 2011. We paid cash dividends on our 6.5% Series A Convertible Preferred Stock in 2012 and February and May 2013. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend due as of December 31, 2022 and March 11, 2023 were approximately $331,549 and $338,161, respectively. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, because we did not have a surplus (as such term is defined in the Delaware General Corporation Law) as of December 31, 2014. The Board anticipates continuing such suspension until such time as we have a surplus, or net profit, for a fiscal year.

Equity Compensation Plan Information

See Item 12.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management discussion and analysis (“MD&A”) together with the risk factors set forth in Item 1A and with our audited Consolidated Financial Statements and Notes thereto included elsewhere herein.

Overview

Applied Energetics, Inc., specializes in the development and manufacture of advanced high-performance lasers and optical systems, high voltage electronics, and integrated guided energy systems for prospective defense, national security, industrial, biomedical, and scientific customers worldwide.

Gregory J. Quarles serves as our President and Chief Executive officer and, pursuant to a consulting agreement with an LLC wholly owned by him, Dr. Stephen W. McCahon serves as our Chief Scientist. AE has continued to expand its technical capabilities with the addition of employees, consultants and contractors, and agreements with several of the leading laser and optics universities in the country. The team at Applied Energetics continued to expand during 2022 and into early 2023, with the addition of nine new employees, including its Chief Operating and Financial Officer, one junior and one midlevel scientist, two laser technicians, a part-time senior product development advisor, an engineering project manager, in-house counsel, a finance manager and an executive assistant. AE also works with a team of world-class contractors to strengthen our human resources, compliance, public relations, IT, and technical staff supporting the research and development in the laboratory.

AE owns and protects intellectual property that is integral and necessary for the development of Ultrashort Pulse (“USP™”) Lasers, Laser Guided Energy (“LGE®”) and Direct Discharge Electrical products for military and commercial applications. AE currently owns 27 patents and an additional 11 Government Sensitive Patent Applications (“GSPA”). These GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights, including having no expiration date until such time as they are no longer classified after which they will have the normal 20-year patent protection. The company also has seven pending patent applications and one provisional patent application which is undergoing conversion to its non-provisional form. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage.

During the year ended December 31, 2022, our business development efforts began to come to fruition as AE was awarded a research grant by the U.S. Marine Corps and a Phase I STTR contract by the U.S. Army. In May 2022, Applied Energetics was awarded a $3.89 million, two-year grant from the Department of the Navy, Office of Naval Research (ONR), to develop an optical system capable of defeating customer-specified threats for integration onto U.S. Marine Corps (USMC) platforms. We were awarded this grant to accelerate the development and testing of Infrared (IR) optical technology with an ultrashort pulse laser (USPL) system. The overall objective is to advance and ruggedize optical technologies that can be fielded on a variety of USMC platforms and are able to operate in harsh conditions.

We also executed a Phase I Small Business Technology Transfer (STTR) contract with the U.S. Army on June 2, 2022. The objective of the contract was the delivery of an ultra-broadband infrared (IR) source. Under this contract, Applied Energetics, modeled novel approaches for the eye-safe delivery of ultra-broadband infrared laser pulses to electro-optic sensors. Electro-Optical/Infrared (EO/IR) sensors are imaging systems used for military applications. The STTR program is a federally funded initiative to incorporate small business technological innovation into government supported research and development programs. STTRs require the small business to team with a university or non-profit and are structured in three potential phases. Applied Energetics proposed to partner with the James C. Wyant College of Optical Sciences at the University of Arizona for Phase I.

We began work on each of these projects and completed the last deliverable under the STTR contract during the year. We anticipate producing all deliverables required under the grant in a successful and timely manner.

Prior to receiving the above-described grant and contract, we had experienced delays in responses to multiple proposals we had submitted to government agencies due to the Covid-19 related closures of these agencies and work-from-home orders across various regions of the United States, as resources were focused on other matters within the government. Since the reopening of proposal reviews and processing, AE’s team has been invited to, and completed, multiple briefings focused on our capabilities and our submissions. However, this positive action by the agencies could be reversed as Covid remains an ongoing risk. Any changes to reinstate the closures or work-from-home orders could again hamper the ability of the AE team to schedule on-site briefings for our proposals undergoing review.

In addition to these review-based delays, the US federal budgets for both 2022 and 2023 were not approved by Congress by the start of the U.S. federal government fiscal year, which is October 1 of the preceding year. In September of 2021 and 2022, Congress passed, and the president signed, continuing resolutions (“CRs”), to extend federal government funding through December 3, 2021, and December 16, 2022, respectively. On December 2, 2021, a second CR was signed into law, extending funded operations through February 18, 2022, and then a third CR was signed on February 17, 2022, extending funding through March 11, 2022. The final appropriations bill was signed into law by President Biden on the night of March 11, 2022. Similarly, on December 16, 2022, a second CR for fiscal 2023 was signed into law, extending funding through December 23, 2022, and on December 22, 2022, a third CR was signed into law, extending funding through December 30, 2022. The final appropriations bill was signed into law on December 29, 2022 and, as in the prior year’s bill, includes increases in areas of particular interest to the company. However, the delays and uncertainty around funding may delay allocation of funds or pose a payment risk for the company under any grants or agreements under which we are already working.

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

Our goal with the Applied Energetics Strategic Plan is to increase the energy, peak power and frequency agility of USP optical sources while decreasing the size, weight, and cost of these systems. We are in the process of developing this breadth of very high peak power USP lasers and additional optical sources that have a very broad range of applicability for threat disruption for the Department of Defense, commercial, and biomedical applications such as biophotonic illumination and imaging. Although the historical market for Applied Energetics’ LGE and USP technology is the U.S. Government, the USP technologies are expected to provide numerous platforms for commercial additive and subtractive manufacturing and biomedical and imaging markets, creating a substantially larger market for our products to address. Since 2020, the Applied Energetics team was able to develop partnership and teaming arrangements with the three leading laser and optics institutes in the United States, namely, the University of Arizona, the University of Central Florida, and the University of Rochester Laboratory for Laser Energetics. Our desire is to work on programs jointly where the strengths of each organization can assist in escalating knowledge and delivery of systems to the government sponsors, and to train the next generation of scientists and engineers to work in the directed energy fields.

Despite the challenges posed by COVID-19, we have continued to execute our business development plans, further our research and development program and submit filings for intellectual property and proposals for grants and contracts. During the past two fiscal years, we submitted multiple proposals and have been engaged in meetings on a daily and weekly basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. Having received a significant research grant and an STTR contract during the second quarter of 2022, we believe the interest in our technology and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision of the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

Through our analysis of the market, and in discussions with potential customers, we remain convinced that customers are becoming more receptive and interested in directed energy technologies. According to the US Department of Defense fiscal budgets from 2017 through 2023, its directed energy spending grew from approximately $500 million in 2017 to over $1.695 billion in 2023, an increase of nearly 240%. Market analysis and projections have estimated that this directed energy sector is anticipated to exceed $10.1 billion globally by 2026. We continue to be optimistic about our future and the growing opportunities in directed energy applications, especially since this growth to nearly $1.7 B annually is being accomplished without a recognized Program of Record (POR) for directed energy platforms. Once these technologies are funded in production for a POR, these DOD budgets for DE will grow exponentially larger to support the technology insertion. The Applied Energetics team anticipates a continuation of strong funding for the directed energy community. With our existing patent portfolio, and through further advancements of our technologies, we believe we have the substantial building blocks needed to become a significant and successful developer in our USP and LGE marketplaces.

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

The fair value of each option grant is estimated at the date of grant using the Black-Scholes-Merton option valuation model. We make the following assumptions relative to this model: (i) the annual dividend yield is zero as we do not pay dividends on our common stock, (ii) the weighted-average expected life is based on a midpoint scenario, where the expected life is determined to be half of the time from grant to expiration, regardless of vesting, (iii) the risk free interest rate is based on the U.S. Treasury security rate for the expected life, and (iv) the volatility is based on the level of fluctuations in our historical share price for a period approximately equal to the weighted-average expected life. We estimate forfeitures when recognizing compensation expense and adjust this estimate over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

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

Results of Operations

Our consolidated financial information for the years ending December 31, 2022 and 2021 is as follows:

	2022	2021
Revenue	$1,307,757	$-
Cost of revenue	305,675	-
Gross Profit	1,002,082	-
Operating expenses:
General and administrative	6,129,781	4,903,081
Selling and marketing	321,384	317,350
Research and development	320,506	281,896
Total operating expenses	6,771,671	5,502,327
Other income/(expenses):
Other income	1,674	81,218
Interest (expense)	(3,727)	(4,344)
Other income/(expense)	(2,053)	76,874
Loss before provision of income taxes	(5,771,642)	(5,425,453)
Provision for income taxes	-	-
Net loss	$(5,771,642)	$(5,425,453)

Revenue

Revenue increased by approximately $1,308,000 to approximately $1,308,000 for the year ended December 31, 2022 from zero for the year ended December 31, 2021. Revenues for the 2022 period were from a contract and a grant that we received and commenced performing in June 2022.

Cost of Revenue

Cost of revenue increased by approximately $306,000 to approximately $306,000 for year ended December 31, 2022, from zero during the year ended December 31, 2021. This represents costs directly associated with the contract and grant that company commenced in June 2022.

General and Administrative

General and administrative expenses increased approximately $1,226,700 to $6,130,000 for the year ended December 31, 2022, compared to approximately $4,903,000 for the year ended December 31, 2021, primarily due to a decrease of approximately $24,000 in professional expenses, an increase in salaries and employee benefits of approximately $912,000, in IT costs of approximately $22,000, in depreciation expense of approximately $56,000 and in insurance of $67,000. The remaining increase of approximately $198,000 consists of office supplies, equipment rental, travel, meals and investor relations expenses.

Selling and Marketing

Selling and Marketing expenses increased approximately $4,000 to $321,000 for the year ended December 31, 2022, compared to approximately $317,000 for the year ended December 31, 2021, primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as the addition of other consultants in this field.

Research and Development

Research and development expenses increased approximately $39,000 to $321,000 for the year ended December 31, 2022, compared to approximately $282,000 the year ended December 31, 2021, primarily assets that were placed into service during the last two quarters of 2022 that are actively being used to generate work in progress research and development of the company core technologies.

Other Income/(Expense)

Other income decreased approximately $80,000 to $(2,000) for the year ended December 31, 2022, compared to $77,000 for the year ended December 31. 2021, primarily due to the partial forgiveness of the company’s PPP loan.

Net Loss

Our operations in 2022 resulted in a net loss of approximately $5,772,000, an increase of approximately $346,500 compared to the approximately $5,425,500 net loss for 2021, primarily due to increases in general and administrative and research and development expenses, partially offset by higher revenue and a decrease in selling and marketing expense.

Trend Discussion

During the year ended December 31, 2022, as we received our ONR grant and STTR contract with the Army, we recognized revenues as we performed these services and also recorded related costs. Costs under this grant and contract were amplified by ongoing system-wide supply chain disruptions,resulting primarily from the Covid-19 pandemic, shortages of items like semiconductor chips, and related systemic issues, and general inflation. In particular, micro-electronic and semiconductor chip shortages are still impacting supply chains, and as such, can impact our ability to execute and deliver technology to meet demands of our customers. These costs and supply issues also may affect any internal research and development programs, and we anticipate that they will continue for at least the near term.

Our costs and the timing of our performance under grants and contracts are also affected by trends in the US labor market, particularly, recruiting of scientists and technicians. We are currently onboarding three new employees and expect to continue to hire in the next three quarters. We had observed some limited availability in this market, but in early 2023, this has improved, and we anticipate being able to locate and retain the necessary personnel for the foreseeable future.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2022, the company had total current assets of $6,086,231 and total current liabilities of $756,532, resulting in working capital surplus of $5,329,699. At December 31, 2022, we had $5,640,308 of cash and cash equivalents, an increase of $1,977,693 from $3,662,615 at December 31, 2021.

During the year ended December 31, 2022, the net cash outflow from operating activities was $3,929,837. This amount was comprised primarily of our net loss of $5,771,642. This was offset by non-cash stock-based compensation expense of $1,776,140, amortization of future compensation payable of $416,666, amortization of prepaid assets of $221,352, loss on disposal of equipment of $14,540, depreciation and amortization expense of $73,519, and the amortization of right of use assets of $112,613. Additionally, net cash used from changes in assets and liabilities totaled $773,025. This included an increase in accounts receivable $353,149, increase in prepaid and deposits of $270,735, a decrease in accounts payable of $78,412 and a decrease in operating lease liabilities of $76,288. This is offset by an increase in accrued expenses and compensation of $5,499.

During the year ended December 31, 2022, the net cash outflow from investing activities was $74,184. This was for the acquisition of equipment.

During the year ended December 31, 2022, net cash flows from financing activities were $5,981,709. This amount consisted of $175,435 in proceeds on a note payable for insurance premium financing, $19,069 from the exercise of options, and $6,586,198 in proceeds from the issuance and sale of 2,993,727 shares of common stock, to investors in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended, which was offset by $798,988 in conjunction with the monthly repayment of the note for the company’s insurance premium financing and AOS note. The proceeds from a subscription payable represent funding received as part of a pending private placement of equity.

On April 28, 2020, AE was awarded a loan for $132,760 through the Small Business Administration (SBA) Paycheck Protection Program (PPP). The terms of this loan were twenty-four months with a 1% annual interest rate. These funds were issued to cover payroll costs over 8 weeks of May and June 2020. Through the utilization of this PPP loan, AE was able to keep all employees fully engaged during these two months of the pandemic. Accordingly, on July 2, 2021, we received a letter from our bank, via the SBA, approving conversion of $80,593.55 of the loan to a grant. Between January and April 2022, the company fully repaid the balance of the loan in four monthly installments at the 1% annual interest rate and no amounts remain outstanding.

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

Budgeting for upcoming expenses and costs of supplies and equipment needed to perform our ONR grant, described under “Recent Developments” above, and any other contracts or grants we receive in the future, requires that we estimate factors such as inflation and geo-political events that affect such expenses and costs. The cost of labor continues to increase across many sectors of the US and global economy which is likely to drive up our general and administrative expenses as well as the cost of personnel working directly and indirectly on our grants and contracts. This aspect of inflation is particularly difficult given the highly skilled nature of this work. Inflation is also likely to impact the price of supplies and materials we must purchase in order to perform grants and contracts, some of which may have been bid on based on cost structures which were submitted during periods of lower inflation. In addition, the war in Ukraine and other related geo-political events have further limited the number of countries from which we can source certain supplies and equipment. These limitations can range from outright prohibitions to strong discouragement based on potentially sensitive information. We continually monitor these events and the markets for needed supplies in order to make the best estimates possible, both in our internal budgeting and in any bids or proposals we submit.

Contractual Obligations:

The following table summarize our contractual obligations and other commercial commitments as of December 31, 2022:

	Payment by Period
	Total	Less than 1 Year	1 to 5 Years

Notes payable	$400,000	$400,000	$-
Due to affiliate	50,000	50,000	-
Leases	507,000	143,000	364,000
Total	$957,000	$593,000	$364,000

The above table does not include the dividends on our Series A Preferred Stock. Assuming that there is no conversion of the outstanding shares of Series A Preferred Stock into shares of common stock, the dividends are approximately $34,000 each year (approximately $9,000 each quarter).

Leases:

In March 2021, the company signed a five-year lease for an 11,000 usable square foot (13,000 rentable square foot) laboratory/office space in Tucson. The lease term commences May 1, 2021 and ends on April 30, 2026. The base rent is $6.7626 per rentable square foot for year one, and escalates to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at an initial rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly. We have not paid dividends commencing with the quarterly dividend due August 1, 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure is cured. Dividends due as of December 31, 2022, and March 11, 2023, were approximately $322,000 and $338,000, respectively.

The holders of the Series A Preferred Stock have a right to put the stock to the company for an aggregate amount equal to the liquidation preference (approximately $340,000) plus unpaid dividends of $331,549 as of December 31, 2022, in the event of a change in control. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. As of December 31, 2022, there were 13,602 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements:

Refer to Note 3 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangement:

As of December 31, 2022, we had no significant off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the related notes and the Report of Independent Registered Public Accounting Firms thereon, are included in Applied Energetics’ 2022 Consolidated Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

Our management, including our Chief Financial Officer (“CFO”), has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, the CFO has concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2022, that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officer and directors:

Name	Age	Principal Position	Director, Term expiring in

Bradford T. Adamcyzk	54	Director and Executive Chairman	2.5 years
Gregory J. Quarles	61	Director, President and Chief Executive Officer	2.5 years
Christopher, Donaghey	50	Chief Financial Officer	N/A
Jonathan R. Barcklow	39	Director, Vice President, and Secretary*	1.5 years
John E. Schultz Jr.	69	Director	Less than one year
Mary P. O’Hara	56	Director, General Counsel, Chief Legal Officer and Secretary*	2.5 Years
Stephen W. McCahon	63	Chief Scientist and Consultant	N/A

* Mr. Barcklow served as Vice President and Secretary until September 8, 2022, upon which Ms. O’Hara assumed the office of Secretary, and the board determined to eliminate the position of Vice President.

Messrs. Adamczyk and Barcklow joined the board in March 2018. Mr. Schultz joined the board in November 2018. Dr. Quarles joined the board in May 2019. Ms. O’Hara joined the board in August 2021.

Bradford T. Adamczyk: Mr. Adamczyk was elected as the company’s Chairman in May 2019 and Executive Chairman in November 2022. He served as Principal Executive Officer from August 6, 2018, until becoming Chairman and was elected as a company director on March 8, 2018. Mr. Adamczyk has over 25 years of experience in investments and financial analysis. He founded MoriahStone Investment Management in 2013. MoriahStone Investment Management specializes in both public equities and small-cap private companies. He has also served on the board of advisors of BroVo Spirits, LLC since 2014, becoming its Chairman in 2018. Prior to founding MoriahStone, he was a senior securities analyst at Columbus Circle Investors in Stamford, CT, where he focused on technology investments. Mr. Adamczyk started his financial career at Morgan Stanley after receiving his MBA from the University of Michigan. Additionally, Mr. Adamczyk helped drive the initial recapitalization efforts of Applied Energetics in 2018. He was part of the team that led the 2018 proxy of AE, establishing a new company board and management team and recapitalizing the company to pursue the development of its technology and IP portfolio. He received his undergraduate degree from Western Michigan University, graduating Magna Cum Laude.

Gregory J. Quarles: Dr. Quarles was elected as the company’s Chief Executive Officer and as a company director effective May 4, 2019. In January 2021, the Board also elected him as President of the company. Prior to that time, he had served on the company’s Scientific Advisory Board since March 18, 2017. Before joining Applied Energetics, Dr. Quarles spent the previous six years with Optica (formerly, The Optical Society of America) in Washington D.C., both as a member of the Board and the Executive Committee and more recently as the Chief Scientific Officer. His responsibilities at Optica encompassed a broad range of scientific, technical and engineering infrastructure, and included content development for the Optica meetings portfolio, along with many other related projects, highlighted by his reports to Congress. Moreover, Dr. Quarles had been personally involved through Optica in the establishment of many crucial partnerships involving major R&D laboratories and global agencies worldwide. This involvement included being a long-standing member of the U.S. Department of Commerce, Bureau of Industry and Security, and Sensors and Instrumentation Technical Advisory Committee. In addition to his executive leadership, Dr. Quarles is a well-respected member of the laser development community globally with over 35 years of experience since the award of his Ph.D. from Oklahoma State University. He is a Fellow in both the SPIE and Optica, a Senior Member of the IEEE and received the Memorial D.S. Rozhdestvensky Medal from the Russian Optical Society (2015). In 2016, he joined the Oklahoma State University CAS Hall of Fame, and in 1996 received the R&D 100 Award for the Ce:LiSAF Laser System.

Christopher Donaghey: Mr. Donaghey is an experienced financial executive with extensive experience in the defense industry. Mr. Donaghey most recently served as senior vice president and head of corporate development for Science Applications International Corporation (SAIC), a defense and government agency technology integrator, where he was responsible for executing the company’s mergers and acquisitions (M&A) and strategic ventures strategy. He joined SAIC in 2017, as senior vice president of finance for SAIC’s operations. Mr. Donaghey is also a Founder and Executive Board member of the Silicon Valley Defense Group, a non-profit organization whose mission is to create the nexus of pioneering ideas, people, and capital that will unlock new sources of innovation for national security and power the digital evolution of the defense industrial base. Prior to joining SAIC, Donaghey was Vice President of Corporate Strategy and Development for KeyW Corporation, a national security solutions provider for the intelligence, cyber and counterterrorism communities, where he guided the overall corporate strategy, M&A, and capital markets activities. Mr. Donaghey was also a senior research analyst for SunTrust Robinson Humphrey Capital Markets during which time, he was ranked the number one defense analyst and number two analyst overall for stock selection by Forbes/Starmine in 2005 and was named in the Wall Street Journal Best on the Street survey in 2005, 2008, and 2009.

Mr. Donaghey served in the U.S. Navy Reserve where he provided scientific and technical analysis of missile guidance and control systems and advanced electronics for the Short-Range Ballistic Missile group at the Defense Intelligence Agency’s Missile and Space Intelligence Center. Donaghey earned his bachelor’s degree in mechanical engineering from Texas Tech University and served as an officer in the U.S. Navy. Mr. Donaghey served on Applied Energetics’ Board of Advisors from April 30, 2019 until becoming Chief Operating and Financial Officer.

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

John E. Schultz Jr.: Mr. Schultz was elected as a company director on November 11, 2018. Mr. Schultz has had a long affiliation with Wall Street, having founded CSG Spectra, Inc., a risk analytics firm, in 1984. He also founded Oak Tree Asset Management Ltd. in 2000, where he actively trades securities in managed LLC’s. Mr. Schultz’s strong networks have emphasized outside-the-box investment opportunities and early-stage new frontier private equity investment deals. Mr. Schultz has an intimate knowledge of Applied Energetics, including its history and financials and has in the past served as a consultant to the company. Additionally, Mr. Schultz helped drive the initial recapitalization efforts of Applied Energetics in 2018. He was part of the team that led the 2018 proxy of AE, establishing a new company board and management team and recapitalizing the company to pursue the development of its technology and IP portfolio. Mr. Schultz is a graduate of California State University at Long Beach.

Mary P. O’Hara: Ms. O’Hara was appointed to the Board of Directors on August 20, 2021, upon the board’s decision to expand its number to five members. Ms. O’Hara was appointed General Counsel and Chief Legal Officer in January 2022 and Secretary in September 2022. She has been in private law practice for over thirty years and has broad experience in all facets of securities, corporate and commercial law. Prior to her joining the company full time, she was affiliated with the law firm of Masur, Griffitts, Avidor, LLP and has represented the company for several years. Previously, she was a partner at Hodgson Russ LLP and an associate at Fulbright & Jaworski LLP (now known as Norton Rose Fulbright) and Mayer Brown & Platt, LLP (now known as Mayer Brown LLP). Ms. O’Hara has a J.D. from New York University School of Law and a B.A. in Economics, magna cum laude, from the University of New Mexico.

Stephen W. McCahon: Dr. Stephen McCahon has been a scientific researcher, technology developer, and entrepreneur for over 30 years. He has co-authored more than 50 scientific publications and has more than 30 patents issued, patents pending, or invention disclosures in preparation for patent submission. He was a Member of the Research Staff in the Optical Physics Department at the Hughes Research Laboratory in Malibu, California from 1986 to 1996 performing basic research in the area of optical physics and non-linear optical materials. In 1996, Dr. McCahon moved to Raytheon (Hughes) Missile Systems Co, in Tucson, AZ during which time as was significantly responsible for the successful creation and development of the Directed Energy Weapons Product Line and served as its Chief Scientist. He left Raytheon in 2002 to co-found Applied Energetics Inc. in Tucson, AZ to develop Directed Energy Weapons for the DoD including very high energy and average power USP laser sources and Laser Guided Energy Technologies. In April 2010 Dr. McCahon left Applied Energetics to form Applied Optical Sciences where he developed technologies related to the application of optical physics to a broad range of areas, including photonics and USP laser development. Dr. McCahon is a graduate the University of Southern California (BSEE, MSEE) holds a Ph.D., Photonics, Inter-disciplinary Physics and Electrical Engineering from the University of Iowa. Since February 2016, he has served as a consultant to the Applied Energetics Board of Directors. In 2019 Applied Energetics purchased his company Applied Optical Sciences and integrated it into Applied Energetics where Dr. McCahon currently serves as its Chief Scientist.

Directors Qualifications, Experience and Skills

Our directors bring to our Board a wealth of executive leadership experience and technical knowledge derived from their service, respectively, as senior executives, founders of industry and legal or financial professionals. Our board members have demonstrated strong business acumen and an ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards. When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the company’s business and structure, the Corporate Governance and Nominating Committee and the Board of Directors focused primarily on the information discussed in each of the Directors’ individual biographies set forth above and the specific individual qualifications, experience and skills as described below:

●	Mr. Adamczyk’s qualifications as a director include his expertise in corporate finance, strategy and building high performing teams to overcome financial and strategic challenges. Mr. Adamczyk was part of the team that led the 2018 proxy of AE, establishing a new company board and management team and recapitalizing the company to pursue the development of its technology and IP portfolio. He, along with the others in this group, continues his work to establish a foundation of good corporate governance and transparency.

●	Dr. Quarles’s qualifications as a director include his experience as director and senior executive in the laser industry with primary focus on the defense and aerospace sector.

●	Mr. Barcklow’s qualifications as a director include his experience in management consulting and his knowledge of the defense industry and government contracting. Mr. Barcklow was part of the team that led the 2018 proxy, establishing a new company board and management team and recapitalizing the company to pursue the development of its technology and IP portfolio. He, along with the others in this group, continues his work to establish a foundation of good corporate governance and transparency.

●	Mr. Schultz’s qualifications as a director include his expertise in the equity investment industry and has been a friend of Applied Energetics since its public inception in 2004 and has an intimate knowledge of the company’s background, including its history and financials. Mr. Schultz and his entity Oak Tree Asset Management were part of the team that led the 2018 proxy, establishing a new company board and management team and recapitalizing the company to pursue the development of its technology and IP portfolio. He, along with the others in this group, continues his work to establish a foundation of good corporate governance and transparency.

●	Ms. O’Hara’s qualifications as a director include her many years of experience in securities, corporate and commercial law and the business and financial knowledge she has acquired over those years as well.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Applied Energetics, and any persons who own more than ten percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC. Officers and directors of Applied Energetics, and greater than ten percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based on a review of these filings, the initial Form 3 for the company’s Chief Financial Officer and a Form 4 reporting a change in ownership for Mr. Schultz, one of the company’s directors, were filed after their respective deadlines. The company does not believe any other officers or directors failed to timely file any required forms under Section 16(a) during the year ended December 31, 2022.

Code of Ethics

Applied Energetics has adopted a Code of Business Conduct and Ethics that applies to all of Applied Energetics’ employees and directors, including its Chief Executive Officer and Chief Financial Officer (and principal accounting officer). Applied Energetics’ Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to Applied Energetics’ business.

Our Code of Ethics and Business Conduct is available upon request made to us in writing at the following address, and will be provided without charge:

Applied Energetics, Inc.

Attention: Chief Legal Officer

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses the compensation for the persons who served as our Executive Chairman, President and Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Legal Officer and Secretary, and Chief Scientist for the years ended December 31, 2022 and 2021. Mr. Quarles has been our Chief Executive Officer from May 6, 2019 to present and was elected President as of January 2022. Ms. O’Hara was appointed General Counsel and Chief Legal Officer in January 2022 and Secretary in September 2022. She and Mr. Adamczyk receive compensation as directors as set forth under Director Compensation below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)			Option Awards ($)	All Other Compensation (1)		Total
Bradford T. Adamczyk,	2022	$-	$-		$-		-	$-		$-
Executive Chairman	2021	$-	$-		$-		-	$-		$-

Gregory J Quarles,	2022	$353,632	$95,000		$3,850,454	(1)	-	$-		$4,299,086
President and Chief Executive Officer	2021	$304,167	$112,700		$-			$4,990	(1)	$421,857

Christopher Donaghey,	2022	$145,833	$-		$920,000	(2)	$1,977,796	$-		$3,043,629
Chief Operating and Financial Officer	2021	$-	$-		$84,000	(2)	$119,820	$-		$203,820

Mary P. O’Hara,	2022	$246,134	$-	$			$1,301,130	$-		$1,547,264
General Counsel, CLO and Secretary	2021	-	$-		$-		-	$-		-

Stephen McCahon,	2022	$250,000	$-		$-			$-		$250,000
Chief Scientist	2021	$220,833	$-		$-			$-		$220,833

(1)	In 2021, Dr. Quarles’ all other compensation was for group term life insurance. This award represents 1,954,545 restricted stock units (RSUs) issued to Dr. Quarles, pursuant to a Restricted Stock Unit Agreement, dated as of November 29, 2022, in connection with the amendment to his Executive Employment Agreement. These RSUs vest in equal annual installments over four years. If either party terminates the agreement at any time prior to the last date of the term, then the units will vest, pro rata, for each month served since the most recent prior annual vesting date.

(2)	In 2021, Mr. Donaghey received 140,000 shares of restricted stock valued at $0.61 per share and options to purchase up to 400,000 shares at an exercise price of $0.61 per share for his service on the Board of Advisors and consisted of. Each of these awards were subject to vesting and fully vested as to the restricted shares. The options vested in the amount of 200,000 shares, and, upon Mr. Donaghey’s appointment as Chief Financial Officer, he forfeited the remaining options. In 2022, stock awards for Mr. Donaghey partly consisted of options to purchase up to 750,000 shares of common stock at an exercise price of $2.40 per share, all of which were for his service on the Board of Advisors and which he forfeited upon his appointment as Chief Financial Officer. Stock awards granted in 2022 are for his service as Chief Financial Officer and consist of 400,000 RSUs and options to purchase up to 1,000,000 shares of common stock at an exercise price of $2.36 per shares. Each of these RSUs and options vest in equal annual installments over four years, subject, however, to pro rata monthly vesting in the event of his termination under certain circumstances.

Director Compensation

The following table discloses our director compensation for the years ended December 31, 2022 and 2021:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total
Bradford T. Adamczyk,	2022	$215,000	$-	$-	$-	$215,000
Executive Chairman	2021	$148,000	$-	$-	$-	$148,000

Jonathan R. Barcklow,	2022	$110,000	$-	$-	$-	$110,000
Vice President and Secretary(2)	2021	$60,000	$-	$-	$-	$60,000

John E. Schultz, Jr.	2022	$90,000	$-	$-	$-	$90,000
	2021	$77,500	$-	$-	$-	$77,500

Mary P. O’Hara,	2022	$-	$-	$-	$-	$-
General Counsel, CLO and Secretary (2)	2021	$-	$-	$215,877	$-	$215,877

(1)	In August 2021, Ms. O’Hara was granted 360,000 shares under options to purchase common stock as consideration for her board service.

(2)	Mr. Barcklow served as Vice President and Secretary until September 8, 2022 upon which Ms. O’Hara assumed the office of Secretary, and the board determined to eliminate the position of Vice President.

Board Considerations in Determining Salaries

Our executive compensation program is designed to attract, retain, and incentivize talented executives with a dedication to achieving our scientific and strategic objectives. Our 2022 compensation program consisted primarily of base salary and equity awards. Compensation of our named executive officers is primarily determined by compensation levels in the market for their services, among large- and small-cap defense and technology companies. The Board considers recommendations from various outside consultants and other informed sources in making compensation decisions. Aligning executive compensation with stockholder interests is a key consideration for our compensation program. As we continue to grow, we anticipate developing and evolving our compensation program around specific objectives and key responsibilities with metrics and compensation targets.

Employment Agreements for Named Executive Officers, General Counsel and Chief Scientist

As of April 18, 2019, we entered into an Executive Employment Agreement with Dr. Gregory J. Quarles setting forth the terms of his service as Chief Executive Officer. The agreement is for a term of three years and is renewable thereafter for sequential one-year periods. The agreement may be terminated by the company for “cause” or by Quarles for “Good Reason” both of which terms are defined in the agreement. The agreement may also be terminated, without cause or Good Reason, by either party upon sixty days’ written notice to the other.

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

This agreement was amended December 15, 2020, increasing Dr. Quarles’ salary to $300,000 per year effective January 1, 2021, on November 30, 2021, increasing his salary to $350,000 per year effective January 1, 2022, and again, on November 29, 2022, increasing his salary to $400,000 per year effective November 1, 2022.

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

The SWM Consulting Agreement provides for Mr. McCahon’s service to the company for compensation consisting partly of cash of $180,000 for the first year and $250,000 during each of the second and third years of the term. Under the SWM Consulting Agreement, the company also repurchased 5,000,000 shares if its common stock, issued to Dr. McCahon in 2016 under a prior Consulting Agreement, at a price of $0.06 per share based on the company share price at the time of the SWM Consulting Agreement. 5,000,000 of an additional 15,000,000 shares held by Dr. McCahon are subject to a lock-up and released pro rata each month during the term of the agreement which may be accelerated in the event of termination other than for cause or a change in control. The term of the SWM Consulting Agreement began on June 1, 2019, and extends for a period of 36 months thereafter. Dr. McCahon is entitled to continue receiving cash compensation for three months following the date of any termination without cause by the company. Effective May 23, 2022, the company and Dr. McCahon agreed to an extension of the SWM Consulting Agreement upon the same general terms and conditions. On January 17, 2023, the company amended the SWM Consulting Agreement, pursuant to which Stephen W. McCahon serves as its Chief Scientist. The amendment is effective January 1, 2023, provides for an extended term of three years, commencing on that date, and increases compensation under the agreement to $300,000, $325,000 and $350,000 per year for the first, second and third years of the extended term, respectively.

Also, effective May 24, 2019, and in connection with the entry into the SWM Consulting Agreement, the company entered into an Asset Purchase Agreement with Applied Optical Sciences, Inc. (“AOS”), an Arizona corporation of which Stephen W. McCahon is the majority stockholder. The Asset Purchase Agreement provided for purchase of specified assets from AOS, including principally intellectual property, contracts and equipment in exchange for consideration consisting of (i) cash in the amount of $2,500,000.00, payable in the form of a Promissory Note, secured by the assets, and (ii) warrants to purchase up to 2,500,000 shares of Applied Energetics’ common stock at an exercise price of $0.06 per share. The Promissory Note was amended in February 2021 to extend the maturity date by six months and restructure the payment to time up to the adjusted maturity date. The amendment also called for waiver of any late payment penalties for the first two payments. Effective May 2022, the parties further amended the Promissory Note to extend the maturity date by an additional six months and to further restructure the remaining payments due thereunder to be smaller and monthly, rather than semi-annually. As of December 31, 2022, $400,000 in principle remained due under the Promissory Note.

Effective January 1, 2022, the company and Mary P. O’Hara entered into an Executive Employment Agreement, pursuant to which she is currently serving as General Counsel and Chief Legal Officer for an initial term of three years, with automatic renewal for additional one-year periods thereafter unless either party terminates the agreement. The agreement calls for salary of $250,000 per year, plus standard benefits and eligibility for a bonus at the discretion of the board. The company has also granted Ms. O’Hara incentive stock options to purchase up to 640,000 shares of its common stock under its 2018 Incentive Stock Plan, which vest over four years, at an exercise price of $2.40 per share.

Effective August 1, 2022, the company and Christopher Donaghey entered into an Executive Employment Agreement, pursuant to which he is to serve as Chief Financial and Chief Operating Officer for an initial term of four years, with automatic renewal for additional one-year periods thereafter unless either party terminates the agreement. The agreement calls for salary of $350,000 per year, plus standard benefits and eligibility for a bonus at the discretion of the board. The company has also granted Mr. Donaghey additional options to purchase up to 1,000,000 shares of its common stock under its 2018 Incentive Stock Plan, which vest over four years and have an exercise price of $2.36 per share, and Restricted Stock Units representing up to 400,000 shares of the company’s common stock which also vest over four years. The Restricted Stock Units are issued pursuant to a Restricted Stock Unit Agreement, dated as of July 13, 2022. Mr. Donaghey forfeited unvested options to purchase up to 950,000 shares of common stock which he had previously received for service on the company’s Board of Advisors.

Dr. McCahon is a significant stockholder of the company. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Grants of Plan-Based Awards

The following table sets forth certain information with respect to all plan-based awards granted to our named executive officers during the fiscal year ended December 31, 2022.

	Type of Award	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Bradford T. Adamczyk	—	—	—	—	—	—
Gregory J. Quarles	—	—	—	—	—	—
Christopher Donaghey(2)	Stock Option	7/13/2022		1,000,000	2.36	1,977,796
Mary P. O’Hara	Stock Option	1/2/2022	—	640,000	2.40	1,301,130
Stephen W. McCahon	—	—	—	—	—	—

(1)	Based on Black-Scholes-Merton option pricing model and assumptions therein, including implied volatility of the underlying common stock.

(2)	Does not include options to purchase up to 750,000 shares which were issued to Mr. Donaghey as compensation for his service on the Board of Advisors but which were forfeited upon his resignation from the Board of Advisors and appointment as COO/CFO.

Excluded from the above table are 2,354,545 Restricted Stock Units which are not part of the company’s 2018 Equity Incentive Plan but which the board of directors voted to grant to the following executive officers as additional incentive compensation:

	Grant Date	Number of Underlying Shares	Grant Date Fair Value
Gregory J. Quarles	11/1/2022	1,954,545	$3,850,454
Christopher Donaghey	7/13/2022	400,000	$928,000

The RSU award for Dr. Quarles is subject to vesting upon the occurrence of both of the following events:

(i)	the company receiving cumulative revenues in the amount of $5 million as a direct result of certain specified customer leads generated for the company by Dr. Quarles; and

(ii)	the company’s completion of an offering of its common stock described in the agreement, with proceeds specified therein and sufficient to cover any tax withholding requirement imposed upon the company pertaining to such RSUs.

The RSU award for Mr. Donaghey is subject to vesting in equal annual installments over four years.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the named executives at December 31, 2022:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Bradford T. Adamczyk	5,000,000	-	$0.07	11/12/2028
Gregory J. Quarles	5,000,000	-	$0.35	4/18/2029
Christopher Donaghey	150,000	-	$0.35	4/29/2029
	200,000	-	$0.61	5/12/2031
		1,000,000	$2.36	7/13/2032
Mary P. O’Hara	160,000	200,000	$1.27	8/20/2031
	160,000	480,000	$2.40	1/1/2032
Stephen W. McCahon	-	-	-	-

In addition to the foregoing, as of December 31, 2022, Jonathan Barcklow, a director, held options to purchase up to 5,000,000 shares of common stock, and John Schultz, also a director, held options to purchase up to 2,500,000 shares of common stock, each at an exercise price of $0.07 per share and both of which expire on November 12, 2028. Details regarding these options are set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below.

Payments upon Termination or Change-In-Control

There are no termination or change in control agreements in place that would require payments

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2022, none of our executive officers served on the Board of Directors or the Compensation Committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 16, 2023:

●	each of our directors and executive officers;

●	all directors and executive officers of ours as a group; and

●	each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock

Unless otherwise indicated, the address of each beneficial owner is in care of Applied Energetics, 9070 South Rita Road, Suite 1500, Tucson, Arizona 85747. Unless otherwise indicated, the company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 16, 2023 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options which are currently held by that person and which are exercisable within such 60-day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 211,033,255 shares outstanding on March 16, 2023.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)

Bradford T. Adamczyk	7,235,081	(2)	3.3%
Gregory J. Quarles	6,954,545	(3)	3.2%
Jonathan R. Barcklow	6,000,000	(4)	2.8%
John E. Schultz Jr.	4,380,000	(5)	2.1%
Stephen W. McCahon	14,677,861	(6)	7.0%
Mary P. O’Hara	426,667	(7)	*
Kevin T. McFadden	12,100,000	(8)	5.7%
Christopher Donaghey	524,554	(9)	*

All directors and executive officers as a group (7 persons)	40,198,708		17.4%

*	Less than one percent.

(1)	Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options or warrants held by that person that are exercisable within 60 days of the Record Date.
(2)	Based on information contained in a Form 4, filed with the SEC on May 20, 2020. Includes 1,563,599 shares held by Moriah Stone Global L.P., which is controlled by Mr. Adamczyk. Also includes 5,000,000 shares underlying options. 3,500,000 of which are held in the name of the Adamczyk Family 2021 LLC.
(3)	Includes options to purchase up to 5,000,000 shares of common stock, which are fully vested, and Restricted Stock Units covering 1,954,545 shares of common stock, which are subject to vesting upon the occurrence of certain milestones.
(4)	Includes 5,000,000 shares underlying options.
(5)	Based on information contained in a Form 4, filed with the SEC on November 23, 2022. Includes 500,000 shares held by Oak Tree Asset Management Ltd., which is controlled by Mr. Schultz, and 750,000 shares held by Mary Schultz, Mr. Schultz’s wife. Also includes 2,500,000 shares underlying options.
(6)	Based on information known by the company and Dr. McCahon’s Schedule 13D filed with the SEC on February 18, 2022.
(7)	Based on information contained in a Form 4, filed with the SEC on January 6, 2022. All such shares underly options. Ms. O’Hara holds an additional 573,333 options which are subject to timed vesting.
(8)	Based on information known by the company and Mr. McFadden’s Schedule 13G, filed with the SEC on September 29, 2020. Includes a warrant to purchase 125,000 shares of common stock. Mr. McFadden’s address is 21 Tow Path Lane South, Richmond, VA 23221.
(9)	Based on information contained in a Form 4, filed with the SEC on November 4, 2022, and information known by the company. Does not include options to purchase an additional 1,000,000 shares of common stock and Restricted Stock Units covering 400,000 shares of common stock, all of which are subject to timed vesting.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2022:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	21,135,451	$0.39	27,331,216
Equity compensation plans not approved by security holders	-	-	-
Total	21,135,451	$0.39	27,331,216

Effective November 12, 2018, the board of directors of Applied Energetics, Inc. adopted the 2018 Incentive Stock Plan. On October 30, 2019, the stockholders voted to approve and adopt the plan. The plan provides for the allocation and issuance of stock, restricted stock purchase offers and options (both incentive stock options and non-qualified stock options) to officers, directors, employees and consultants of the company. The board reserved a total of 50,000,000 for possible issuance under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDPENDENCE

Transactions with Related Parties

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2022.

Contractual Relationships with Related Parties

Dr. Stephen W. McCahon holds in excess of 5% of our common stock and serves as our Chief Scientist pursuant to a Consulting Agreement with SWM Consulting LLC of which he is the principal. For a description of this Consulting Agreement, see “Directors and Executive Officers — Chief Scientist” above. See also, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

In January 2023, the company made a $25,000 tax-deductible donation to Silicon Valley Defense Group (SVDG), a 501(c)(3) organization of which Christopher Donaghey, our Chief Financial and Operating Officer, is a founder and member of the Board of Directors. As its objective, SVDG “seeks to align and connect the people, capital, and ideas that will ensure allied democracies retain a durable techno-security advantage.”

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

ITEM 14. PRINCIPAL ACCOUTANT FEES AND SERVICES:

The following is a summary of the fees billed to the company by its independent registered Public Accounting firm for the years ended December 31, 2022 and December 31, 2021.

	2022	2021
Audit fees	$54,000	$49,500
Audit related fees	-	-
All other fees	-	42,500
Tax fees	6,000	6,000
	$60,000	$98,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

The following documents are filed or incorporated by reference as part of this report:

(a) (1) The Consolidated Financial Statements of Applied Energetics, Inc. are filed as part of this report on page F-1 following the signatures.

Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Amended and Restated Plan and Agreement of Merger entered into as of March 17, 2004, by and among U.S. Home & Garden, Inc. (“USHG”), Ionatron Acquisition Corp., a wholly-owned subsidiary of USHG, Robert Kassel (for purposes of Sections 5.9, 6.2(d), 6.2(j), 9.4 and 10.10 only), Fred Heiden (for purposes of Section 9.4 only), and Ionatron, Inc. and Robert Howard, Stephen W. McCahon, Thomas C. Dearmin and Joseph C. Hayden (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on March 24, 2004).
3.1	Certificate of Incorporation, as amended, (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-KSB for the fiscal year ended June 30, 1995).
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on April 29, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).
3.3	Certificate of Elimination of the 10% Series A Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).
3.4	Certificate of Designation of the 6.5% Series A Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).
3.5	Certificate of Ownership and Merger of Applied Energetics, Inc. into Ionatron, Inc. (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on February 20, 2008).
3.6	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007.
3.7	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 10, 2007.(incorporated by reference to Exhibit 3.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-231885))
4.1	Form of certificate evidencing Common Stock, $.001 par value, of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-38483)).
4.2	Description of Registrant’s Securities
10.1	2018 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2018 ).
10.2	Consulting and Advisory Services Agreement, effective as of February 15, 2019, by and between the Registrant and WCC Ventures, LLC (incorporated by reference to Exhibit 99 to the Registrant’s Form 8-K filed with the SEC on February 22, 2019).
10.3	Advisory Board Agreement by and between Registrant and Christopher Donaghey (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-231885)).
10.4	Executive Employment Agreement, dated as of April 18, 2019, by and between the Registrant and Gregory J. Quarles (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-231885).
10.5	Master Services Agreement, effective as of July 16, 2018, by and between the Registrant and Westpark Advisors, LLC (incorporated by reference to Exhibit 99 to the Registrant’s Form 8-K filed with the SEC on July 7, 2018), as amended by the First Amendment to Master Services Agreement, dated as of April 21, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 27, 2021) and further amended by the Second Amendment to Master Services Agreement, dated January 17, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 25, 2023).
10.6	Consulting Agreement, by and between the Registrant and SWM Consulting, LLC (incorporated by reference to comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on May 31, 2019), as amended by the First Amendment to Consulting Agreement, dated as of April 21, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 25, 2023).
10.7	Asset Purchase Agreement, by and between the Registrant and Applied Optical Sciences, Inc. LLC (incorporated by reference to comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on May 31, 2019)
10.9	Lease Agreement, by and between the Registrant and Campus Research Corporation (incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed with the SEC on March 17, 2021.
10.10	Executive Employment Agreement, dated as of January 1, 2022, by and between the Registrant and Mary P. O’Hara (filed herewith).
10.11	Executive Employment Agreement, dated as of July 13, 2022, by and between the Registrant and Christopher Donaghey (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 18, 2022)).
21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006).
23.1	Consent of RBSM LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Compensation Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2010).
99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009)
99.3	Audit Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2023.

APPLIED ENERGETICS, INC.

By:	/s/ Gregory J. Quarles
Gregory J Quarles, President, and Chief Executive Officer

/s/ Christopher Donaghey
Christopher Donaghey, Chief Operating and Financial Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below on the 29th day of March 2023 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Bradford T. Adamczyk	Director, Executive Chairman
Bradford T. Adamczyk

/s/ Gregory J. Quarles	Director, President and Chief Executive Officer
Gregory J. Quarles

/s/ Jonathan R. Barcklow	Director
Jonathan R. Barcklow

/s/ John E. Schultz Jr.	Director
John E. Schultz Jr.

/s/ Mary P. O’Hara	Director, General Counsel, Chief Legal Officer and Secretary
Mary P. O’Hara

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENEDED DECEMBER 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Applied Energetics, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. and Subsidiary (collectively, the “company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and will require additional capital to fund its current operating plan, that raises substantial doubt about the company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Las Vegas, NV

March 29, 2023

PCAOB ID Number 587

APPLIED ENERGETICS, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$5,640,308	$3,662,615
Accounts receivable	353,149	-
Other assets	92,774	43,391
Total Current Assets	6,086,231	3,706,006

Long-term assets
Security deposit	17,004	17,004
Property and equipment - net	192,935	206,810
Deferred compensation	-	416,666
Right of Use Asset - Operating	432,057	544,670
Total Long-term assets	641,996	1,185,150
Total Assets	$6,728,227	$4,891,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$116,970	$195,381
Notes payable	400,000	1,000,000
Notes payable CARES Act PPP Loan	-	24,189
Due to related parties	50,000	50,000
Operating Lease Liability - current	113,478	76,227
Accrued expenses	28,005	21,870
Accrued dividends	48,079	48,079
Total Current Liabilities	756,532	1,415,747

Long-term liabilities
Operating Lease Liability - non-current	393,709	507,188
Total Long-Term Liabilities	393,709	507,188
Total Liabilities	1,150,241	1,922,935

Stockholders’ equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at December 31, 2022 and at December 31, 2021 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 210,848,671 and 207,562,461 shares issued and outstanding at December 31, 2022 and at December 31, 2021, respectively	210,849	207,562
Additional paid-in capital	108,830,982	100,452,862
Accumulated deficit	(103,463,859)	(97,692,217)
Total Stockholders’ Equity	5,577,986	2,968,221
Total Liabilities and Stockholders’ Equity	$6,728,227	$4,891,156

The accompanying notes are an integral part of these consolidated financial statements

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2022	2021

Revenue	$1,307,757	$-
Cost of revenue	305,675	-

Gross profit	1,002,082	-

Operating expenses:
General and administrative	6,129,781	4,903,081
Selling and marketing	321,384	317,350
Research and development	320,506	281,896
Total operating expenses	6,771,671	5,502,327

Operating loss	(5,769,589)	(5,502,327)

Other income/(expense)
Other income	1,674	81,218
Interest expense	(3,727)	(4,344)
Total other income/(expense)	(2,053)	76,874

Loss before provision for income taxes	(5,771,642)	(5,425,453)

Provision for income taxes	-	-

Net loss	(5,771,642)	(5,425,453)

Preferred stock dividends	(34,005)	(34,005)

Net loss attributable to common stockholders	$(5,805,647)	$(5,459,458)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	208,128,246	200,854,103

The accompanying notes are an integral part of these consolidated financial statements

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	13,602	$14	190,529,320	$190,529	$93,778,591	$(92,266,764)	$1,702,369
RSU restricted stock	-	-	31,250	31	4,519	-	4,550
Stock-based compensation	-	-	-	-	1,232,256	-	1,232,256
Common stock issued on cashless exercise of options and warrants	-	-	4,082,637	4,084	(4,084)	-	-
Common stock issued on exercise of options and warrants	-	-	1,650,010	1,650	106,350	-	108,000
Common stock issued on exercised of convertible note	-	-	158,329	158	47,340 4	-	47,498
Sale of common stock	-	-	11,110,915	11,110)	5,287,890)	-	5,299,000
Net loss for the year ended December 31, 2021	-	-	-	-	(5,425,453)	-	(5,425,453)
Balance as of December 31, 2021	13,602	$14	207,562,461	$207,562	$100,452,862	$(97,692,217)	$2,968,221

RSU restricted stock	-	-	130,417	131	(131)	-	-
Stock-based compensation	-	-	-	-	1,776,140	-	1,776,140
Common stock issued on exercise of options and warrants		-	162,066	162	18,907	-	19,069
Sale of common stock	-	-	2,993,727	2,994	6,583,204	-	6,586,198
Net loss for the year ended December 31, 2022	-	-	-	-	-	(5,771,642)	(5,771,642)
Balance as of December 31, 2022	13,602	$14	210,848,671	$210,849	$108,830,982	$(103,463,859)	$5,577,986

The accompanying notes are an integral part of these consolidated financial statements

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,771,642)	$(5,425,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation expense	1,776,140	1,236,806
Amortization of ROU assets	112,613	-
Depreciation and amortization	73,519	20,024
Loss on disposal of equipment	14,540	-
PPP loan forgiveness	-	(81,550)
Amortization of future compensation payable	416,666	833,333
Amortization of prepaid assets	221,352	156,562
Changes in assets and liabilities:
Accounts receivable	(353,149)	-
Other receivable	-	2,880
Prepaids and deposits	(270,735)	(60,395)
ROU liabilities	(76,228)	38,745
Accounts payable	(78,412)	42,936
Accrued interest	-	1,386
Accrued expenses and compensation	5,499	20,932
Net cash used in operating activities	(3,929,837)	(3,213,794)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(74,184)	(207,367)
Net cash used by investing activities	(74,184)	(207,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	6,586,193	5,299,000
Repayment on note payable	(798,988)	(1,646,513)
Proceeds from note payable	175,435	-
Proceeds from the exercise of stock options and warrants	19,069	108,000
Net cash provided by financing activities	5,981,709	3,760,487
Net increase in cash and cash equivalents	1,977,693	339,325
Cash and cash equivalents, beginning of year	3,662,615	3,323,290
Cash and cash equivalents, end of year	$5,640,308	$3,662,615
Supplemental Cash Flow Information
Cash paid for interest	$3,727	$1,421
Cash paid for taxes	$-	$-
Schedule of Non-Cash Information
Insurance financing for prepaid insurance	$175,435	$117,209
Implementation of ASC 842	$-	$617,569
Forgiveness of PPP loan	$-	$81,550
Equipment investing in accounts payable	$-	$64,107
Common stock issued for repayment of convertible notes	$-	$47,498

The accompanying notes are an integral part of these consolidated financial statements

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION OF BUSINESS, GOING CONCERN AND SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. (“North Star”) (collectively, “company,” “Applied Energetics, “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

For the year ended December 31, 2022, the company incurred a net loss of $5,771,642, had negative cash flows from operations of $3,929,201 and may incur additional future losses if the company is unable to secure significant government contracts. At December 31, 2022, the company had total current assets of $6,086,231 and total current liabilities of $756,532 resulting in working capital of $5,329,699. At December 31, 2022, the company had cash of $5,640,308.

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

To further improve its liquidity position, the company’s management continues to explore additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the company will be successful in its effort to secure additional equity financing. During the year ended December 31, 2022, the company received funds in the amount of $6,586,198 as part of a placement of equity. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our headquarters are located at 9070 S. Rita Road Suite 1500, Tucson, Arizona, 85747, including office and laboratory space, and our telephone number is (520) 628-7415.

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition, carrying amounts of long-lived assets, valuation assumptions for share-based payments, evaluation of debt modification accounting, effective borrowing rate determinations, analysis of fair value transferred upon debt extinguishment, valuation and calculation of measurements of income tax assets and liabilities.

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of shares underlying warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 24,869,140 and 30,343,602 for the years ended December 31, 2022 and 2021, respectively.

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Current Assets and Liabilities

The carrying amount of accounts payable approximate fair value due to the short maturity of these instruments.

Cash and Cash Equivalents

Cash equivalents are investments in money market funds or securities with an initial maturity of three months or less. We maintain our cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of December 31, 2022, $5,390,308 of our cash balance was uninsured.

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

Revenue Recognition

The company recognizes revenue in accordance with ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”) to depict the transfer of control to the company’s customers in an amount reflecting the consideration to which the company expects to be entitled. The company determines revenue recognition through the following steps:

i.	Identification of the contract, or contracts, with a customer

ii.	Identification of the performance obligations in the contract

iii.	Determination of the transaction price

iv.	Allocation of the transaction price to the performance obligations in the contract

v.	Recognition of revenue, when, or as, the company satisfies the performance obligations.

The company generated revenue from its customer by preparing a technical report. The company’s single performance obligation was to deliver the final technical report detailing the findings of the company’s investigations. The fee for the report was fixed.

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Payments

Employee stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The fair value of each option grant is estimated at the date of grant using the Black Scholes-Merton option valuation model. We make the following assumptions relative to this model: (i) the annual dividend yield is zero as we do not pay dividends on common stock, (ii) the weighted-average expected life is based on a midpoint scenario, where the expected life is determined to be half of the time from grant to expiration, regardless of vesting, (iii) the risk free interest rate is based on the U.S. Treasury security rate for the expected life, and (iv) the volatility is based on the level of fluctuations in our historical share price for a period equal to the weighted-average expected life. We estimate forfeitures when recognizing compensation expense and adjust this estimate over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change, and which impacts the amount of unamortized compensation expense to be recognized in future periods.

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of December 31, 2022, $5,390,308 of our cash balance was uninsured.

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

NOTES 3 – NOTES PAYABLE

On May 24, 2019, the company entered into an Asset Purchase Agreement (the “APA”) with Applied Optical Sciences, LLC (“AOS”) to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The note is non-interest bearing and payable in equal installments. The company made the first three payments of $500,000 on February 10, 2021, May 24, 2021, and November 19, 2021, respectively. The Promissory Note was amended on May 23, 2022, as modification of debt, to extend the maturity date by one year to, May 24, 2023 and restructure the payment to time up to the adjusted maturity date. The remaining balance of $1,000,000 as of June 30, 2022 is to be paid in ten equal installments of $100,000 over a period of ten months with the final installment to be paid on April 24, 2023. In accordance with the amended terms of the promissory note, the company made six payments of $100,000 each, for an aggregate repayment of $600,000. As of December 30, 2022, $400,000 in principle was outstanding on this loan.

APPLIED ENERGETICS

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

Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration (“SBA”) under the PPP. The company partially used the loan amount for designated qualifying expenses and received notice from the SBA on June 30, 2021, that the company would not be required to repay $81,550 in proceeds. As a result, the company received partial forgiveness of the PPP amounting to $80,594 in principal and $956 in interest which is reflected within PPP forgiveness and other income on the statements of operations. During the year ended December 31, 2022, the company paid the remaining balance of the loan in the aggregate of $23,553 in four equal payments, with the loan formally repaid on April 20, 2022. As a result, as of December 31, 2022, no principal or interest was outstanding on this loan.

Premium Financing

On April 8, 2022, the company entered into an agreement with Oakwood D&O Insurance to provide financing in an amount of $234,367 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2022, and provided coverage for the next 12 months, expiring March 12, 2023. The loan bears interest at a fixed rate of 5% per annum and required the company to prepay $58,932 and appears on the balance sheet as a current asset. On April 12, 2022, the company commenced the first of nine principal and interest payments of $19,901 for an aggregate of $175,435. In accordance with the terms of the agreement, the final payment was made on December 6, 2022, thus, as of December 31, 2022, the outstanding balance on the note was $0.

The following reconciles notes payable as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Beginning balance	$1,024,190	$2,681,157
Notes payable	175,435	117,209
Accrued interest	(636)	1,385
Payments on notes payable	(798,988)	(1,646,513)
Extinguishment of Debt	-	(81,550)
Converted into common stock	-	(47,498)
Total	400,000	1,024,910
Less-Notes payable – current	400,000	1,024,910
Notes payable – non-current	$-	$-

Future principal payments for the company’s Notes as of December 31, 2022 are as follows:

2023	$400,000
Thereafter	-
Total	$400,000

The company’s note payable balance of $400,000 is due within the next twelve months, in accordance with the terms of note payable. $400,000 of the outstanding notes payable balance at December 31, 2022 will be paid in four equal installments of $100,000 over the next four months, with the final installment to paid on April 24, 2023.

Subsequent to the year ended December 31, 2022, the company entered into a $161,267 financing agreement to finance its Directors and Officers insurance premiums.

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEFERRED COMPENSATION

On May 24, 2019, the company entered into the APA with AOS to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The company also recorded a debt discount, which is reported on the balance sheet as deferred compensation, in the amount of $2,500,000 in relation to the transaction which is being amortized over the life of the loan as compensation expense. The amortization of deferred compensation for the year ended December 31, 2022, and 2021 was $416,667 and $833,333, respectively. As of December 31, 2022, and 2021, the remaining deferred compensation to be amortized was $0 and $416,667, respectively.

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

During the year ended December 31, 2021, the company issued 158,329 shares of common stock upon the conversion of $47,498 of convertible notes.

During the year ended December 31, 2021, the company issued 31,250 shares of common stock in relation to a restricted stock agreement with a value of $4,550.

During the year ended December 31, 2021, the company issued an aggregate of 900,000 shares of common stock upon the exercise of 900,000 warrants at an exercise price of $0.07 a share.

During the year ended December 31, 2021, the company issued an aggregate of 750,000 shares of common stock upon the exercise of 250,000 warrants at an exercise price of $0.06 a share.

APPLIED ENERGETICS

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

During the year ended December 31, 2022, the company issued 130,417 shares of common stock for previously vested and expensed shares in relation to a restricted stock agreement. For the year ended December 31, 2022, the company recorded $0 in relation to these shares.

During the year ended December 31, 2022, the company issued 137,066 shares of common stock upon the exercise of 137,066 options at an exercise price of $0.13 a share. As a result, the company received $17,819 in cash proceeds as part of the transaction.

During the year ended December 31, 2022, the company issued 25,000 shares of common stock upon two warrant exercises of 12,500 shares each, at an exercise price of $0.05 a share. The company received $1,250 in cash proceeds as part of the transaction.

During the year ended December 31, 2022, the company issued 2,993,727 shares of common stock in a private placement to accredited investors for $2.20 per share or $6,586,198 of net cash proceeds, in the aggregate.

Effective August 1, 2022, the company entered into an Executive Employment Agreement with Mr. Donaghey who was appointed the company’s Chief Financial Officer (“CFO”). As part of the Executive Employment Agreement, the company granted 1,000,000 options to purchase shares of common stock at an exercise price of $2.36 per share. The options vest over a period of four years and expire ten years from the date of the grant. Mr. Donaghey was also granted 400,000 shares of restricted to units as part of his Executive Employment Agreement (see “Share-Based Payments” below). Further, Mr. Donaghey forfeited unvested options to purchase 950,000 shares of common stock which he had previously received for his service on the company’s Board of Advisors. The forfeiture of the unvested options resulted in the reversal of previously recorded stock-based compensation expense in the amount of approximately $176,000.

During the year ended December 31, 2022 and 2021, the company recognized stock-based compensation in the amount of $1,776,140 and $1,236,806, respectively.

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

As of December 31, 2022, and December 31, 2021, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of December 31, 2022, including previously accrued dividends included in our balance sheet are approximately $331,549. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Option and Stock Issuance Plan

Effective November 12, 2018, the Board of Directors of Applied Energetics, Inc. adopted the 2018 Incentive Stock Plan. The plan provides for the allocation and issuance of options (both incentive stock options and non-qualified stock options) to officers, directors, employees and consultants of the company. The board reserved a total of 50,000,000 shares for possible issuance under the plan.

We have, from time to time, also granted non-plan shares, restricted stock units and options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $1,776,140 and $1,236,806 for the year ended December 31, 2022, and 2021, respectively, which was charged to general and administrative expense.

Stock-based compensation for the year ended December 31, 2022, was comprised of 140,000 shares under a restricted stock agreement the company entered into in May of 2021. The restricted stock awards were valued at $84,000 of which the full $84,000 was recognized as of December 31, 2022. The shares vest annually over two years with the first installment one year from the agreement; provided, however, if either party terminates the agreement at any time prior to the last date of it ending, then the shares will vest, pro rata, for each month served since the most recent prior annual vesting date.

The $1,776,140 stock-based compensation for the year ended December 31, 2022, was comprised of $1,250,641 option expense, $302,499 expense from the vesting of the restricted stock and $223,000 was the amortization of 5,000,000 shares of stock valued at $0.4014 over three years for the acquisition of assets of Applied Optical Sciences.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

Stock Options

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option Pricing Model.

As of December 31, 2022, the company has $3,510,391 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

The following table summarizes the activity of our stock options for the years ended December 31, 2022 and 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at January 1, 2021	32,000,000	$0.1419	5.60	$6,054,000
Granted	1,915,000	0.7806
Exercised	(4,500,000)	0.0856
Forfeited or expired	(1,000,000)	0.3700
Outstanding at December 31, 2021	28,415,000	$0.1859	5.84	$60,640,900
Granted	2,520,451	2.3745		17,358,678
Exercised	(137,066)	(0.1300)		(1,287,274)
Forfeited or expired	(7,950,000)	-		(73,629,987)
Outstanding at December 31, 2022	22,848,385	$0.3666	6.42	$203,236,473

Outstanding and exercisable at December 31, 2022	20,476,821	$0.1880	7.17	$185,798,980

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Option Pricing Model applying the assumptions in the following table:

	Years Ended December 31,
Assumptions:	2022	2021
Risk-free interest rate	0.08-4.45%	0.05-0.07%
Expected dividend yield	0%	0%
Expected volatility	126.33%	128-130%
Expected life (in years)	5	2-3

Restricted Stock

Stock-based compensation for the year ended December 31, 2022, was comprised of 140,000 shares under a restricted stock agreement the company entered into in May of 2021. The restricted stock awards were valued at $84,000 of which $15,355 was recognized in 2022. The shares vest annually over two years with the first installment one year from the agreement; provide, however, if either party terminates the agreement at any time prior to the last date of it ending, then the shares will best, pro rata, for each month served since the most recent prior annual vesting date

As part of his Executive Employment Agreement dated July 13, 2022 the company granted 400,000 shares issued as restricted stock units to the Chief Financial Officer. The restricted stock units were valued at $928,000 of which $109,176 was recognized as of December 31, 2022. The shares vest in equal annual installments over four years. If either party terminates the agreement at any time prior to the last date of it ending, then the shares will vest, pro rata, for each month served since the most recent prior annual vesting date. The Restricted Stock Units are issued pursuant to a Restricted Stock Unit Agreement, dated as of July 13, 2022.

As part of his amended Executive Employment Agreement dated November 29, 2022 the company granted 1,954,545 shares issued as restricted stock units to the Chief Executive Officer. The restricted stock units were valued at $3,850,454 of which $86,912 was recognized as of December 31, 2022. The shares vest in equal annual installments over four years. If either party terminates the agreement at any time prior to the last date of it ending, then the shares will vest, pro rata, for each month served since the most recent prior annual vesting date. The Restricted Stock Units are issued pursuant to a Restricted Stock Unit Agreement, dated as of November 29, 2022.

Additionally, Stock-based compensation for the years ended December 31, 2022, was comprised of an aggregate of 250,000 shares issued pursuant to the restricted stock unit agreements, dated July 13, 2022. The restricted stock units were valued at $580,000 of which $90,939 was recognized as of December 31, 2022. The shares vest with 25% being vested at the end of year one and two respectively, with the remaining 50% being expensed at the end of year three. If either party terminates the agreement at any time prior to the last date of it ending, then the shares will vest, pro rata, for each month served since the most recent prior annual vesting date.

As of December 31, 2022, the company has $5,071,427 of unrecognized compensation cost related to unvested restricted stock options granted and outstanding.

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the years ended December 31, 2022 and 2021, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date
Outstanding at January 1, 2021	75,000	$0.35
Granted – restricted stock units and awards	140,000	0.61
Granted – performance – based stock units	-	-
Canceled	-	-
Vested and converted to shares	-	-
Outstanding at December 31, 2021	215,000	$0.52
Granted – restricted stock units and awards	2,604,545	2.06
Granted – performance – based stock units	-	-
Canceled	-	-
Vested and converted to shares	-	-
Outstanding at December 31, 2022	2,819,545	$1.9396

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The following table summarizes the activity of our warrants for the years ended December 31, 2022 and 2021:

	Warrant Activity
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2021	3,550,000	$0.0627	6.17
Granted	-	-	-
Exercised	(1,650,000)	0.0652	-
Forfeited or expired	(125,000)	0.0599	-
Outstanding at December 31, 2021	1,775,000	0.0599	7.43
Granted	-	-	-
Exercised	(25,000)	0.0500	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2022	1,750,000	$0.0600	6.53

Outstanding and exercisable at December 31, 2022	1,750,000	$0.0600	6.53

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – REVENUE RECOGNITION

The company derives revenue from technical research detailing the findings of its investigations to its customers under contract for specific projects. Under Topic 606, revenue is recognized when control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. A performance obligation is a contractual promise to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price of a contract is allocated to distinct performance obligations and recognized as revenue when or as the performance obligations are satisfied. The company’s contracts require significant integrated services and are accounted for as a single performance obligation, and revenue is recognized by the company over the contract term at a fixed contract price.

Concentrations

During the year ended December 31, 2022, the company earned revenue from two contracts with two separate customers. One customer accounted for $1,135,584 or 87% of revenue recognized during the period. As of December 31, 2022. The company has $353,149 of accounts receivable recorded as current assets on the balance sheet. As of December 31, 2022, one customer accounted for $324,452 or 92% of accounts receivable. The company had no revenue during the year ended, December 31, 2021.

NOTE 8 – COMMITEMENTS AND CONTINGENCIES

Operating Leases

In March 2021, the company signed a five-year lease for a 13,000 square foot laboratory/office space in Tucson. The initial base rent was $6.7626 per rentable square foot for year one and escalated to $9.2009 per rentable square foot in year two. It is to further escalate to $11.4806 per rentable square foot in year three, $13.1740 per rentable square foot in year four and $14.9306 per rentable square foot in year five, in addition to certain operating expenses and taxes.

The company incurred lease expense for its operating leases of $148,526 which was included in general and administrative expenses in the statements of operation for the year ended December 31, 2022. During the year ended December 31, 2022, the company made cash lease payments in the amount of $112,613.

At December 31, 2022, we had approximately $143,000 in future minimum lease payments due in less than a year. The below table presents the future minimum lease payments due reconciled to lease liabilities.

	Operating Lease
For the fiscal years ending December 31, 2022:	$
2023		143,325
2024		168,577
2025		191,778
2026		66,536
Thereafter		-
Total undiscounted lease payments		570,216
Present value discount, less interest		63,029
Lease Liability		$507,187

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of December 31, 2022 and 2021.

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On May 23, 2022, the New York Supreme Court held a hearing on the motion to dismiss, and Judge Hagler ruled from the bench, granting all defendants’, including Applied Energetics’, motions to dismiss the claim, in its entirety, with prejudice. While he noted that defendants’ arguments regarding the claim being time-barred and the court lacking personal jurisdiction over certain defendants may have merit, he elected not to rule on those issues as he believed it appropriate to reach the merits. The judge declined to award sanctions requested by the defendants in this claim. The plaintiffs filed a notice of intent to appeal the dismissal but did not file their actual appeal brief The plaintiffs have filed a notice of intent to appeal this dismissal but did not file their actual appeal brief within the required time.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

We may, from time to time, be involved in legal proceedings arising from the normal course of business.

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

An analysis of the difference between the expected federal income tax for the years ended December 31, 2022, and 2021, and the effective income tax rate is as follows:

Noncurrent deferred tax assets (liabilities):	2022	2021
Deferred Tax Assets

Accrued Compensation	$1,999,477	$1,895,848
Fixed Assets and intangibles	(162,853)	(114,167)
Net Operating Loss Carryforwards and Credits	13,457,207	15,070,176
Total Deferred Tax Assets	$15,293,832	$16,851,857

Valuation Allowance	(15,293,832)	(16,851,857)

Net deferred tax / (liabilities)	$-	$-

Tax effects of temporary differences at December 31, 2022 and December 31, 2021 are as follows:

	2022		2021
Taxes calculated at federal rate	$(1,212,045)	21.0%	$(1,139,345)	21.0%
State income tax, net of federal benefit	(202,970)	3.5%	(195,688)	3.6%
Change in Valuation Allowance	(1,558,025)	27.0%	1,163,011	-21.4%
Expiration of tax attributes	2,973,040	-51.5%	139,331	-2.6%
Prior period adjustment	-	0.0%	48,152	-0.9%
Permanent Items	-	0.0%	(15,460)	0.3%
Provision (benefit) for taxes	$-	0.0%	$-	0.0%

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. During the year ended December 31, 2022, the deferred tax assets and the valuation allowance increased by $1,558,025 mainly as a result of current year tax loss.

As of December 31, 2022, we have cumulative federal and Arizona net operating loss carryforwards of approximately $59.7 million and $15.0 million, respectively, which can be used to offset future income subject to taxes. Of the $59.7 million, of Federal net operating loss carryforwards, $44.9 begin to expire in 2022. The remaining balance of $14.8 million is limited in annual usage of 80% of current years taxable income but do not have an expiration. Arizona net operating loss carryforwards begin to expire in 2022. In addition there are federal net operating loss carryforwards is approximately $27.0 million from USHG related to pre-merger losses. We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2022, we had cumulative unused research and development tax credits of approximately $239,000 and $122,000, which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2022, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law. Utilization of our USHG pre-merger net operating loss carryforwards and tax credits is subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization.

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We have unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at December 31, 2020	$9,635,824
Additions related to prior year tax provisions	-
Additions related to current year tax provisions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2021	$9,635,824
Additions related to prior year tax provisions	-
Additions related to current year tax provisions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2022	$9,635,824

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits. If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

The company considers the U.S. and Arizona to be major tax jurisdictions. As of December 31, 2022, for federal tax purposes the tax years 2020-2022 and for Arizona the tax years 2017 through 2022 remain open to examination. The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2022, and 2021, we had no accrued interest or penalties related to our unrecognized tax benefits.

NOTE 10 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after December 31, 2022, the date of our most recent balance sheet, through the date our financial statements were issued.

Premium Financing

Subsequent to the year ended December 31, 2022, the company entered into a $161,267 financing agreement to finance its Directors and Officers insurance premiums.

Common Stock

Subsequent to the year ended December 31, 2022, the company issued 100,000 shares of common stock upon the exercise of 100,000 options at an exercise price of $0.70 a share. As a result, the company received $7,000 in cash proceeds as part of the transaction.

Subsequent to the year ended December 31, 2022, the company issued 75,000 shares of common stock upon the exercise of 75,000 options at an exercise price of $0.13 a share. As a result, the company received $9,750 in cash proceeds as part of the transaction.

Subsequent to the year ended December 31, 2022, the company issued 9,584 shares of common stock for services rendered pursuant to board of advisor’s agreement.

Subsequent to the year ended December 31, 2022, the company issued restricted stock units covering 940,909 shares for services rendered pursuant to an amendment to a master services agreement with a consultant.

Subsequent to the year ended December 31, 2022, the company issued incentive stock options to purchase up to 312,500 shares of common stock, at an exercise price of $2.05, to one new employee.

Subsequent to the year ended December 31, 2022, the company issued incentive stock options to purchase up to 100,000 shares of common stock, at an exercise price of $2.20, to two new employees.

Subsequent to the year ended December 31, 2022, the company issued incentive stock options to purchase up to 100,000 shares of common stock, at an exercise price of $2.25, to one new employee. In addition, the company issued restricted stock units covering 35,000 shares for services rendered pursuant to an employment agreement.

Related Party

In January 2023, the company made a $25,000 tax-deductible donation to Silicon Valley Defense Group (SVDG), a 501(c)(3) organization of which Christopher Donaghey, our Chief Financial and Operating Officer, is a founder and member of the Board of Directors. As its objective, SVDG “seeks to align and connect the people, capital, and ideas that will ensure allied democracies retain a durable techno-security advantage.”