Form 10-Q
period 2023-03-31
APPLIED ENERGETICS, INC.
filed 2023-05-11
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, there were 211,033,255 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,327,928	$5,640,308
Accounts receivable	324,452	353,149
Other assets	254,263	92,774
Total current assets	4,906,643	6,086,231

Long-term assets
Property and equipment - net	200,105	192,935
Right of use asset - operating	403,045	432,057
Security deposit	17,004	17,004
Total long-term assets	620,154	641,996
Total assets	$5,526,797	$6,728,227

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$210,602	$116,970
Notes payable	255,541	400,000
Due to related parties	50,000	50,000
Operating lease liability - current	122,993	113,478
Accrued expenses	42,032	28,005
Accrued dividends	48,079	48,079
Total current liabilities	729,247	756,532

Long-term liabilities
Operating lease liability - non-current	361,562	393,709
Total long-term liabilities	361,562	393,709
Total liabilities	1,090,809	1,150,241

Stockholders’ Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at March 31, 2023 and December 31, 2022 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 211,033,255 and 210,848,671 shares issued and outstanding at March 31, 2023 and at December 31, 2022, respectively	211,034	210,849
Additional paid-in capital	109,626,819	108,830,982
Accumulated deficit	(105,401,879)	(103,463,859)
Total stockholders’ equity	4,435,988	5,577,986

Total Liabilities and Stockholders’ Equity	$5,526,797	$6,728,227

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2023	2022

Revenue	$486,678	$-
Cost of revenue	141,272	-

Gross profit	345,406	-

Operating expenses
General and administrative	2,115,267	1,628,489
Selling and marketing	108,890	76,670
Research and development	59,980	75,987
Total operating expenses	2,284,137	1,781,146

Operating loss	(1,938,731)	(1,781,146)

Other income/(expense)
Other income	711	-
Interest expense	-	(44)
Total other income/(expense)	711	(44)

Loss before provision for income taxes	(1,938,020)	(1,781,190)

Provision for income taxes	-	-

Net loss	(1,938,020)	(1,781,190)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(1,946,521)	$(1,789,691)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	210,976,434	207,663,896

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	13,602	$14	210,848,671	$210,849	$108,830,982	$(103,463,859)	$5,577,986
Stock-based compensation	-	-	-	-	758,187	-	758,187
RSU Restricted Stock	-	-	9,584	10.00	21,075	-	21,085
Common stock issued on exercise of options	-	-	175,000	175	16,575	-	16,750
Net loss for the quarter ended March 31, 2023	-	-	-	-	-	(1,938,020)	(1,938,020)
Balance at March 31, 2023	13,602	14	211,033,255	$211,034	$109,626,819	$(105,401,879)	$4,435,988

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	13,602	$14	207,562,461	$207,562	$100,452,862	$(97,692,217)	$2,968,221
RSU restricted Stock	-	-	130,417	130	(130)	-	-
Stock-based compensation	-	-	-	-	554,877	-	554,877
Net loss for the quarter ended March 31, 2022	-	-	-	-	-	(1,781,190)	(1,781,190)
Balance at March 31, 2022	13,602	$14	207,692,878	$207,692	$101,007,609	$(99,473,407)	$1,741,908

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(1,938,020)	$(1,781,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense	779,272	554,877
Amortization of ROU assets	29,012	-
Depreciation and amortization	24,926	6,209
Amortization of future compensation payable	-	208,333
Amortization of prepaid assets	55,390	43,407
Changes in assets and liabilities:
Accounts receivable	28,697	-
Prepaid and deposits	(216,879)	(251,767)
ROU liabilities	(22,632)	14,529
Accounts payable	93,632	(54,442)
Accrued expenses and compensation	14,027	(2,261)
Net cash used in operating activities	(1,152,575)	(1,262,305)

Cash Flows From Investing Activities
Purchase of equipment	(32,096)	(6,455)
Net cash used in investing activities	(32,096)	(6,455)

Cash Flows From Financing Activities
Repayment on note payable	(300,000)	(17,420)
Proceeds from note payable	155,541	175,435
Proceeds from the exercise of stock option	16,750	-
Net cash provided by financing activities	(127,709)	158,015

Net change in cash and cash equivalents	(1,312,380)	(1,110,745)

Cash and cash equivalents, beginning of year	5,640,308	3,662,615
Cash and cash equivalents, at end of period	$4,327,928	$2,551,870

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$44
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Insurance financing for prepaid insurance	$155,541	$175,435

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 1 – ORGANIZATION OF BUSINESS, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Applied Energetics, Inc. and its wholly owned subsidiary North Star Power Engineering, Inc. (“North Star”) (collectively, “company,” “Applied Energetics,” “we,” “our” or “us”). All intercompany balances and transactions have been eliminated.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2022, balance sheet information was derived from the audited financial statements as of that date. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

For the three months ended March 31, 2023, the company incurred a net loss of $1,938,020, had negative cash flows from operations of $1,152,575 and may incur additional future losses due to limited contract activity. At March 31, 2023, the company had total current assets of $4,906,643 and total current liabilities of $729,247, resulting in working capital surplus of $4,177,396. At March 31, 2023, the company had cash of $4,327,928.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition, carrying amounts of long-lived assets, valuation assumptions for share-based payments, evaluation of debt modification accounting, effective borrowing rate determinations, analysis of fair value transferred upon debt extinguishment, valuation and calculation of measurements of income tax assets and liabilities.

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of shares underlying warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 28,757,351 and 21,362,021 for the three months ended March 31, 2023 and 2022, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of March 31, 2023, $4,077,928 was uninsured.

NOTE 2 – NEW ACCOUNTING STANDARDS

The company has reviewed all issued accounting pronouncements The company does not expect the adoption of any pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – NOTES PAYABLE

On May 24, 2019, the company entered into an Asset Purchase Agreement (the “APA”) with Applied Optical Sciences, LLC (“AOS”) to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The note is non-interest bearing and payable in equal installments. The company made the first three payments of $500,000 on February 10, 2021, May 24, 2021, and November 19, 2021, respectively. The Promissory Note was amended on May 23, 2022, as modification of debt, to extend the maturity date by one year to, May 24, 2023 and restructure the payment to time up to the adjusted maturity date. The remaining balance of $1,000,000 as of June 30, 2022 is to be paid in ten equal installments of $100,000 over a period of ten months with the final installment to be paid on April 24, 2023. In accordance with the amended terms of the promissory note, the company made six payments of $100,000 each, for an aggregate repayment of $600,000. As of March 31, 2023, $100,000 in principle was outstanding on this loan. The Company repaid the note in full as of the date of filing of these unaudited condensed consolidated financial statements.

Premium Financing

On March 16, 2023, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the amount of $155,541 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2023, and provided coverage for the next 12 months, expiring March 12, 2024. The loan bears interest at a fixed rate of 8.75% per annum and required the company to prepay $40,410 and appears on the balance sheet as a current asset. On April 12, 2023, the company commenced monthly principal and interest payments of $17,282, which was the first payment of nine remaining months due of $155,541, the last payment of which is scheduled to be made on December 31, 2023. As of March 31, 2023, the outstanding balance on the note was $155,541 and was recorded as notes payable, a currently liability, in the company’s unaudited condensed consolidated balance sheet.

Notes Payable Reconciliation

The following reconciles notes payable as of March31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2021
Beginning balance	$400,000	$1,024,190
Notes payable	155,541	175,435
Accrued interest	-	(636)
Payments on notes payable	(300,000)	(798,988)
Total	255,541	400,000
Less-Notes payable – current	255,541	400,000
Notes payable – non-current	$-	$-

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Future principal payments for the company’s Notes as of March 31, 2023, are as follows:

2023	$255,541
Thereafter	-
Total	$255,541

The company’s note payable balance of $255,541 is due within the next twelve months, in accordance with the terms of note payable. $100,000 of the outstanding notes payable balance at March 31, 2023 will be paid on April 24, 2023.

NOTE 4 – DEFERRED COMPENSATION

On May 24, 2019, the company entered into the APA with AOS to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The company also recorded a debt discount, which is reported on the balance sheet as deferred compensation, in the amount of $2,500,000, in relation to the transaction which is being amortized over the life of the loan as compensation expense. The amortization of deferred compensation for the three months ended March 31, 2023, and 2022 was $0 and $208,333, respectively.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Authorized Capital Stock

During the three-months ended March 31, 2022, the company issued 130,417 shares of common stock for previously vested and expensed shares in relation to a restricted stock agreement. For the three months ended March 31, 2023, the Company recorded $0 in relation to these shares.

During the three months ended March 31, 2023, the company issued 100,000 shares of common stock upon the exercise of 100,000 options at an exercise price of $0.07 a share. As a result, the company received $7,000 in cash proceeds as part of the transaction.

During the three months ended March 31, 2023, the company issued 75,000 shares of common stock upon the exercise of 75,000 options at an exercise price of $0.13 a share. As a result, the company received $9,750 in cash proceeds as part of the transaction.

During the three months ended March 31, 2023, the company issued the remaining 9,584 shares of common stock pursuant to a restricted stock agreement dated May 2021.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Preferred Stock

As of March 31, 2023, and December 31, 2022, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of March 31, 2023, including previously accrued dividends of $48,079 included in our balance sheet total approximately $340,239. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $779,272 and $554,877 for the three months ended March 31, 2023, and 2022, respectively, which was charged to general and administrative expense.

During the three months ended March 31, 2023, the company issued restricted stock units covering 940,909 shares for services rendered pursuant to an amendment to a master services agreement with a consultant.

During the three months ended March 31, 2023, the company issued incentive stock options to purchase up to 312,500 shares of common stock, at an exercise price of $2.05, to one new employee.

During the three months ended March 31, 2023, the company issued incentive stock options to purchase up to 100,000 shares of common stock, at an exercise price of $2.20, to two new employees.

During the three months ended March 31, 2023, the company issued incentive stock options to purchase up to 100,000 shares of common stock, at an exercise price of $2.25, to one new employee. In addition, the company issued restricted stock units covering 35,000 shares for services rendered pursuant to an employment agreement.

See Note 6 – Stockholders’ Equity – Authorized Capital Stock for details related to the exercise of an aggregate 175,000 options during the three months ended March 31, 2023.

The $779,272 stock-based compensation for the three months ended March 31, 2023, was comprised of $331,075 option expense, $427,112 expense from the vesting of the restricted stock and $21,085 expense related to shares of common stock for services rendered pursuant to a board of advisor’s agreement.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

As of March 31, 2023, the company has $4,047,073 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The following table summarizes the activity of our stock options for the three months ended March 31, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2022	22,848,385	$0.3666	6.42	$203,236,473
Granted	512,500	2.1183	9.90	3,989,820
Exercised	(175,000)	(0.0957)	5.61	(1,749,829)
Forfeited or expired	(30,451)	-	-	(301,566)
Outstanding at March 31, 2023	23,155,434	0.4053	6.26	219,931,432

Outstanding and exercisable at March 31, 2023	20,467,654	0.1967	7.08	198,671,334

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model applying the assumptions in the following table:

	Three Months Ended March 31,
	2023	2022
Assumptions:
Risk-free interest rate	1.26 – 1.30%	1.16 – 1.30%
Expected dividend yield	0%	0%
Expected volatility	112.6 –111.62%	126%
Expected life (in years)	6	5

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the three months ended March 31, 2023, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date

Nonvested at December 31, 2022	2,819,545	$1.9396
Granted – restricted stock units and awards	975,909	1.80
Granted – performance-based stock units	-	-
Canceled	-	-
Vested *	(215,000)	0.51
Nonvested at March 31, 2023	3,580,454	$1.9877

* Of which 75,000 shares were issued in the first quarter of 2021 and 130,417 were issued in the first quarter of 2022.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

As of March 31, 2023, and December 31, 2022, there was $6,402,587 and $5,071,427, respectively in unrecognized stock-based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

As of March 31, 2023 and December 31, 2022, the company recorded $0 and $223,000, respectively, in unrecognized stock-based compensation related to a lockup agreement on 5,000,000 shares of common stock in the acquisition of assets of AOS valued at $0.4014 per share, representing the closing price on the date of the contract which is amortized over 36 months, of which, $0 and $167,250 was amortized for the three months ended March 31, 2023 and 2022, respectively.

Warrant stock activity for the three months ended March 31, 2023, was as follows:

	Warrant Activity
	Shares	Weighted Average Exercise Price	Weighted Average remaining Contractual Term (years)
Outstanding at December 31, 2022	1,750,000	$0.0600	6.53
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding and exercisable at March 31, 2023	1,750,000	$0.0600	6.28

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Avg. Remaining Contractual Life in Years	Weighted Avg. Exercise Price	Shares Exercisable	Weighted Avg. Exercise Price
$0.05 – $0.07	1,750,000	6.28	$0.0600	1,750,000	$0.0600
	1,750,000	6.28	$0.0600	1,750,000	$0.0600

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 7 – REVENUE RECOGNITION

The company derives revenue from technical research detailing the findings of its investigations to its customers under contract for specific projects. Under Topic 606, revenue is recognized when control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. A performance obligation is a contractual promise to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price of a contract is allocated to distinct performance obligations and recognized as revenue when or as the performance obligations are satisfied. The company’s contracts require significant integrated services and are accounted for as a single performance obligation, and the company recognizes revenue over the contract term at a fixed contract price.

Concentrations

During the three months ended March 31, 2023, the company earned revenue from one contract with one customer. The customer accounted for $486,678 or 100% of revenue recognized during the period. As of March 31, 2023. The company has $324,452 of accounts receivable recorded as current assets on the balance sheet related to this customer. For the three months ended March 31, 2022, the company had no revenue.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In March 2021, the company signed a five-year lease for a 13,000 square foot laboratory/office space in Tucson. The initial base rent was $6.7626 per rentable square foot for year one, and escalated to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

The company incurred lease expense for its operating leases of $37,132 which was included in general and administrative expenses in the statements of operation for the period ended March 31, 2023. During the three months ended March 31, 2023, the company made cash lease payments in the amount of $30,752.

At March 31, 2023, we had approximately $150,944 in future minimum lease payments due in less than a year. The below table presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease
For the three months ended March 31, 2023
2023	$112,573
2024	168,577
2025	191,779
2026	66,535
2027	-
Thereafter	-
Total undiscounted lease payments	539,464
Present value discount, less interest	54,909
Lease Liability	$484,555

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of March 31, 2023 and 2022.

Litigation

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

NOTE 9 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after March 31, 2023, the date of our most recent balance sheet, through the date our financial statements were issued.

Effective May 1, 2023, the board of directors of the company appointed Stephen W. McCahon, age 63, to serve as Chief Science Officer. The company and Dr. McCahon entered into an Executive Employment Agreement, pursuant to which he is to serve for an initial term through December 2025, with automatic renewal for additional one-year periods thereafter unless either party terminates the agreement. The agreement calls for a salary of $300,000 annualized for 2023, $325,000 for 2024 and $350,000 for 2025, plus standard benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts and can be identified by the use of forward-looking words such as “may,” “believe,” “will,” “would,” “could,” “should,” “expect,” “project,” “anticipate,” “estimates,” “possible,” “plan,” “strategy,” “target,” “prospect,” or “continue,” and other similar terms and phrases. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2022. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

Applied Energetics, Inc., ((sometimes referred to as the “company”) is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 9070 S. Rita Road, Suite 1500, Tucson, Arizona 85747, (520) 628-7415. www. appliedenergetics.com

Applied Energetics, Inc., specializes in the development and manufacture of advanced high-performance lasers and optical systems and integrated guided energy systems for prospective defense, national security, industrial, biomedical, and scientific customers worldwide.

Technology, Capabilities and Patents

Applied Energetics, Inc. is recognized as a global leader in developing the next generation optical sources exhibiting ever-increasing output energy, peak power and frequency agility while also providing decreased size, weight, and cost of these systems for customers. Applied Energetics utilizes patented, dual-use technologies to advance critical industries. Leveraging our proprietary fiber-based architecture and wavelength- and pulse-agility capability, our Ultrashort Pulse (USP™) technology can enable users to achieve specific effects across different use cases with an unmatched blend of size, weight and power attributes. While initially designed to meet the emerging needs and priorities for the national security community, our directed energy technology also has commercial applications in both the biomedical and advanced manufacturing industries.

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

Applied Energetics has developed, successfully demonstrated and holds all crucial intellectual property rights to a dynamic directed energy technology called Laser Guided Energy (LGE®) and Laser Induced Plasma Channel (LIPC®). LGE and LIPC are technologies that can be used in a new generation of high-tech directed energy systems. The Department of Defense (DOD) previously recognized only two key types of Directed Energy Weapon (DEW) technologies, High Energy Lasers (HEL), and High-Power Microwave (HPM). Neither the HEL nor the HPM intellectual property portfolio is owned by a single entity. The DOD then designated a third DEW technology, LGE. Applied Energetics’ LGE and LIPC technologies are wholly owned by Applied Energetics and protected by one or more of Applied Energetics’ 26 issued patents and 11 Government Sensitive Patent Applications (GSPA). These GSPA’s are held under secrecy orders of the US government, providing the company with extended protection rights. The company also has nine pending patent applications. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage.

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

Our proprietary USP laser technology provides a significantly more compact solution than current continuous wave laser platforms while still delivering high peak power. Continuous wave laser systems are typically used to heat a target and, during continuous illumination, this heat transfer leads to melting or charring of the material. Using continuous wave output powers that now exceed 100 kilowatts (1kW = 1000 watts), it can take anywhere from seconds to minutes to impact a target. By contrast, Applied Energetics has delivered USP lasers to national security users that exceed five terawatts (1 TW = 1 trillion watts) in peak power, with the difference being that this peak power from a USP laser is delivered in a pulse that is less than a trillionth of a second. During this short pulse duration, and having such a high peak intensity, near-instantaneous ablation of the surface of the threat takes place. The net results of our innovative USP approaches are highly effective lasers with mountable footprints that require only a fraction of the size and weight of other-directed energy technologies.

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

Recent Developments

In May 2022, Applied Energetics was awarded a $3.89 million, two-year grant from the Department of the Navy, Office of Naval Research (ONR), to develop an optical system capable of defeating customer-specified threats for integration onto U.S. Marine Corps (USMC) platforms. We were awarded this grant to accelerate the development and testing of Infrared (IR) optical technology with an ultrashort pulse laser (USPL) system. The overall objective is to advance and ruggedize optical technologies that can be fielded on a variety of USMC platforms and are able to operate in harsh conditions. The research on this grant continues with all progress reported to the program manager as on-time and on-budget. The AE team is actively engaged with the customer and providing regular briefings.

We also executed a Phase I Small Business Technology Transfer (STTR) contract with the U.S. Army on June 2, 2022. The objective of the contract was the delivery of an ultra-broadband infrared (IR) source. Under this contract, Applied Energetics, modeled novel approaches for the eye-safe delivery of ultra-broadband infrared laser pulses to electro-optic sensors. Electro-Optical/Infrared (EO/IR) sensors are imaging systems used for military applications. The STTR program is a federally funded initiative to incorporate small business technological innovation into government supported research and development programs. STTRs require the small business to team with a university or non-profit and are structured in three potential phases. Applied Energetics proposed to partner with the James C. Wyant College of Optical Sciences at the University of Arizona for Phase I. The company completed work on this first phase of the Army STTR and filed the report on January 3, 2023. Prior to the final report filing, AE submitted the Phase II proposal by the submission deadline of December 7, 2022. The Phase II proposals can be up to $1.15 million in contract funding over a 24-month period. Any announcement on the Phase II STTR proposals is estimated by the Army to be released no later than the second quarter of 2023.

During the fourth quarter of 2022 and the first quarter of 2023, Applied Energetics added several new members to our scientific and engineering team, including two Scientists, two Laser and Optics Research and Development Technicians and an Engineering Project Manager. We also retained a Senior Growth and Product Development Advisor. We have worked to integrate these new members into our team and optimize the contribution that each brings to our research and development efforts.

Effective May 1, 2023, Stephen W. McCahon entered into an Executive Employment Agreement with the company to serve as Chief Science Officer (CSO). Dr. McCahon was an original co-founder of Applied Energetics, and in May of 2019, he returned to the company to serve as its Chief Scientist in a consulting role. Since that time, he has provided strategic direction to the company’s research and development activities in the areas of advanced optical technologies and USPL Directed Energy solutions. His salary as CSO is commensurate with his compensation under his Consulting Agreement for service as Chief Scientist.

He was a Member of the Research Staff in the Optical Physics Department at the Hughes Research Laboratory in Malibu, California from 1986 to 1996 performing basic research in the area of optical physics and non-linear optical materials. In 1996, Dr. McCahon moved to Raytheon (Hughes) Missile Systems Co, in Tucson, AZ, during which time as was significantly responsible for the successful creation and development of the Directed Energy Weapons Product Line and served as its Chief Scientist. He left Raytheon in 2002 to co-found Applied Energetics Inc. in Tucson, AZ to develop Directed Energy Weapons for the Defense Department including very high energy and average power ultrashort pulse laser sources and Laser Guided Energy (LGE®) technologies. In April 2010, Dr. McCahon left Applied Energetics to form Applied Optical Sciences where he developed technologies related to the application of optical physics to a broad range of areas, including photonics and ultrashort pulse laser development. Dr. McCahon is a graduate of the University of Southern California (BSEE, MSEE), holds a Ph.D., Photonics, Inter-disciplinary Physics and Electrical Engineering from the University of Iowa.

Dr. McCahon beneficially owns approximately 7% of the company’s issued and outstanding shares of common stock.

Applied Energetics has trademark applications pending before the USPTO for the marks USPTM, USPLTM, AERGTM and AETM The company also has nine pending patent applications. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage.

Ongoing Business Development Activities

Over the past few years, we have submitted multiple proposals to, and attended briefings with, various defense and other government agencies who have expressed an interest in our technology and applications. Due to the closures of multiple agencies and work-from-home orders during the COVID-19 pandemic, reviews and funding decisions on these proposals were delayed longer than anticipated as resources were focused on other matters within the government. Since the reopening of proposal reviews and processing, our team has been invited to, and completed, multiple briefings focused on our capabilities and submissions. We intend to continue developing and submitting proposals and to be available to attend on-site briefings to the extent possible. However, this positive action by the agencies could be reversed as COVID-19 remains an ongoing risk. Any changes to reinstate the closures or work-from-home orders could again hamper the ability of the AE team to schedule on-site briefings for our proposals undergoing review.

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

Results of Operations

Comparison of Operations for the Three Months Ended March 31, 2023 and 2022:

	2023	2022
Revenue	$486,678	$—
General and administrative	(2,115,266)	(1,628,489)
Selling and marketing	(108,890)	(76,670)
Research and development	(59,980)	(75,987)
Interest (expense)	711	(44)
Net loss	$(1,938,020)	$(1,781,190)

Revenue

Revenue increased by approximately $486,700 to approximately $486,700 for the three months ended March 31, 2023 from zero for the three months ended March 31, 2022. Revenues for the 2023 period were from a grant that we received and commenced performing in June 2022.

General and Administrative

General and administrative expenses increased approximately $487,000 to approximately $2,115,000 for the three months ended March 31, 2023, compared to approximately $1,628,000 for the three months ended March 31, 2022, primarily due to an increase in salaries and employee benefits of approximately $650,000 mainly due non-cash compensation, an increase in travel and meals of approximately $47,000, an increase in software and licenses of approximately $25,000, an increase in depreciation expense of approximately $19,000, partially offset by a decrease of approximately $252,000 in professional and consulting expenses and a change in other expense of $2,000.

Selling and Marketing

Selling and marketing expenses increased approximately $32,000 to approximately $109,000 for the three months ended March 31, 2023, compared to approximately $77,000 for the three months ended March 31, 2022, primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses decreased approximately $16,000 to approximately $60,000 for the three months ended March 31, 2023, compared to approximately $76,000 for the three months ended March 31, 2022, primarily due to an increase in direct labor cost incurred in connection with the Office of Naval Research grant.

Net Loss

Our operations for the three months ended March 31, 2023, resulted in a net loss of approximately $1,938,000 an increase of approximately $140,000 compared to the approximately $1,781,000 net loss for the three months ended March 31, 2022, primarily due an increase in general and administrative expense and selling and marketing expense partially offset by a decrease in research and development expense.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2023, the company incurred a net loss of approximately $1,938,000, had negative cash flows from operations of approximately $1,153,000 and may incur additional future losses due to the possible reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2022, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so for one year from the date the financial statements are issued based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At March 31, 2023, the company had total current assets of $4,906,643 and total current liabilities of $729,247 resulting in working capital of $4,177,396. At March 31, 2023, we had $4,327,928 of cash and cash equivalents, a decrease of $1,312,380 from $5,640,308 at December 31, 2022.

During the first three months of 2023, the net cash outflow from operating activities was $1,152,575. This amount was comprised primarily of our net loss of $1,938,020, offset by non-cash stock-based compensation expense of $779,272, depreciation and amortization of $24,926 and amortization of prepaid assets of $24,926, and cash used from changes in assets and liabilities of $103,155 from the increase in prepaid and deposits of $216,879, increase in accounts payable of $93,632, decrease in accounts receivable of $28,697, off set by the net decrease in operating lease liabilities of $22,632 and a decrease in accrued expenses and compensation of $14,027.

Investing activities reflected $32,096 for the acquisition of equipment.

During the first three months of 2023, the net cash inflow from financing activities was $127,709. This amount consisted of $155,541 in proceeds on a note payable for insurance premium financing and $16,750 from the exercise of options, which were offset by $300,000 in conjunction with the monthly repayment of the note for the company’s insurance premium financing and the note payable to Applied Optical Sciences (AOS). The company made the final payment on the AOS note in May 2023, satisfying this note in full.

Based on the company’s current business plan, we believe our cash balance as of the date of this report, along with revenue from our ONR grant, will be sufficient to meet the company’s anticipated cash requirements for the near term. However, there can be no assurance that the current business plan will be achievable.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of March 31, 2023, are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
23	Consent of RBSM LLP *
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Date: May 11, 2023