Form 10-Q
period 2023-06-30
APPLIED ENERGETICS, INC.
filed 2023-08-11
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, there were 211,043,255 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,221,747	$5,640,308
Receivables, net	235,493	353,149
Other assets	194,767	92,774
Total current assets	3,652,007	6,086,231

Long-term assets
Property and equipment - net	210,191	192,935
Right of use asset - operating	700,878	432,057
Security deposit	17,004	17,004
Total long-term assets	928,073	641,996
Total assets	$4,580,080	$6,728,227

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$105,023	$116,970
Notes payable	103,694	400,000
Due to related parties	50,000	50,000
Operating lease liability - current	91,962	113,478
Accrued expenses	23,674	28,005
Accrued dividends	48,079	48,079
Total current liabilities	422,432	756,532

Long-term liabilities
Operating lease liability - non-current	694,207	393,709
Total long-term liabilities	694,207	393,709
Total liabilities	1,116,639	1,150,241

Stockholders’ Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at June 30, 2023 and December 31, 2022 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 211,033,255 and 210,848,671 shares issued and outstanding at June 30, 2023 and at December 31, 2022, respectively	211,034	210,849
Additional paid-in capital	110,472,496	108,830,982
Accumulated deficit	(107,220,103)	(103,463,859)
Total stockholders’ equity	3,463,441	5,577,986

Total Liabilities and Stockholders’ Equity	$4,580,080	$6,728,227

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$559,945	$190,922	$1,046,623	$190,922
Cost of revenue	177,168	15,167	318,440	15,167

Gross profit	382,777	175,755	728,183	175,755

Operating expenses
General and administrative	2,066,642	1,488,202	4,181,909	3,116,691
Selling and marketing	94,465	98,442	203,355	175,112
Research and development	52,756	145,014	112,736	221,001
Total operating expenses	2,213,863	1,731,658	4,498,000	3,512,804

Operating loss	(1,831,086)	(1,555,903)	(3,769,817)	(3,337,049)

Other income/(expense)
Other income	14,771	-	15,482	-
Interest expense	(1,909)	(1,639)	(1,909)	(1,683)
Total other income/(expense)	12,862	(1,639)	13,573	(1,683)

Loss before provision for income taxes	(1,818,224)	(1,557,542)	(3,756,244)	(3,338,732)

Provision for income taxes	-	-	-	-

Net loss	(1,818,224)	(1,557,542)	(3,756,244)	(3,338,732)

Preferred stock dividends	(8,502)	(8,501)	(17,003)	(17,003)

Net loss attributable to common stockholders	$(1,826,726)	$(1,566,043)	$(3,773,247)	$(3,355,735)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	211,033,255	207,717,322	210,976,434	207,692,059

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	13,602	$14	210,848,671	$210,849	$108,830,982	$(103,463,859)	$5,577,986
Stock-based compensation	-	-	-	-	758,187	-	758,187
RSU Restricted Stock	-	-	9,584	10.00	21,075	-	21,085
Common stock issued on exercise of options	-	-	175,000	175	16,575	-	16,750
Net loss for the quarter ended March 31, 2023	-	-	-	-	-	(1,938,020)	(1,938,020)
Balance at March 31, 2023	13,602	14	211,033,255	$211,034	$109,626,819	$(105,401,879)	$4,435,988
Stock-based compensation	-	-	-	-	845,677	-	845,677
Net loss for the quarter ended June 30, 2023	-	-	-	-	-	(1,818,224)	(1,818,224)
Balance at June 30, 2023	13,602	$14	211,033,255	$211,034	$110,472,496	$(107,220,103)	$3,463,441

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	13,602	$14	207,562,461	$207,562	$100,452,862	$(97,692,217)	$2,968,221
RSU restricted Stock	-	-	130,417	130	(130)	-	-
Stock-based compensation	-	-	-	-	554,877	-	554,877
Net loss for the quarter ended March 31, 2022	-	-	-	-	-	(1,781,190)	(1,781,190)
Balance at March 31, 2022	13,602	14	207,692,878	207,692	101,007,609	(99,473,407)	1,741,908
Stock-based compensation	-	-	-	-	449,508	-	449,508
Common stock issued on exercise of option	-	-	100,000	100	12,900	-	13,000
Net loss for the quarter ended June 30, 2022	-	-	-	-	-	(1,557,542)	(1,557,542)
Balance at June 30, 2022	13,602	$14	207,792,878	$207,792	$101,470,017	$(101,030,949)	$646,874

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(3,756,244)	$(3,338,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock-based compensation expense	1,624,949	1,004,385
Amortization of ROU assets	57,632	55,675
Depreciation and amortization	53,375	26,957
Amortization of future compensation payable	-	416,666
Amortization of prepaid assets	640,042	104,169
Changes in assets and liabilities:
Accounts receivable	117,656	(190,922)
Other assets	(742,035)	(217,023)
ROU liabilities	(47,471)	(32,049)
Accounts payable	(11,947)	(99,304)
Accrued expenses and compensation	(4,331)	42,290
Net cash used in operating activities	(2,068,374)	(2,227,888)

Cash Flows from Investing Activities
Purchase of equipment	(70,631)	(40,982)
Disposal of equipment	-	14,540
Net cash used in investing activities	(70,631)	(26,442)

Cash Flows from Financing Activities
Repayment on note payable	(451,847)	(77,971)
Proceeds from note payable	155,541	175,435
Repayment of SBA loan	-	(23,553)
Proceeds from the exercise of stock option	16,750	13,000
Net cash (used in) provided by financing activities	(279,556)	86,911

Net change in cash and cash equivalents	(2,418,561)	(2,167,418)

Cash and cash equivalents, beginning of period	5,640,308	3,662,615
Cash and cash equivalents, end of period	$3,221,747	$1,495,197

Supplemental disclosure of cash flow information
Cash paid for interest	$1,909	$1,683
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Insurance financing for prepaid insurance	$175,435	$175,435

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2022, balance sheet information was derived from the audited financial statements as of that date. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

For the six months ended June 30, 2023, the company incurred a net loss of $3,756,244, had negative cash flows from operations of $2,068,374 and may incur additional future losses due to limited contract activity. At June 30, 2023, the company had total current assets of $3,652,007 and total current liabilities of $422,432, resulting in working capital surplus of $3,229,575. At June 30, 2023, the company had cash of $3,221,747.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The ongoing COVID-19 pandemic and pandemic-related trade conditions, such as exacerbated, supplier shutdowns and delays, contribute to this uncertainty. Additionally, Russia’s military action in Ukraine and related economic sanctions around the globe, could impact the company’s ability to source necessary supplies and equipment which could materially and adversely affect its ability to continue as a going concern. In addition, the company’s ability to continue as a going concern may depend on its ability to raise capital, which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity. This may result in third-party financing being unavailable on terms acceptable to the company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the company’s financial position and results of operations are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of shares underlying warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 28,743,060 and 24,782,842 for the six months ended June 30, 2023 and 2022, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of June 30, 2023, $2,471,666 was uninsured.

NOTE 2 – NEW ACCOUNTING STANDARDS

The company has reviewed all issued accounting pronouncements. The company does not expect the adoption of any pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – NOTES PAYABLE

On May 24, 2019, the company entered into an Asset Purchase Agreement (the “APA”) with Applied Optical Sciences, LLC (“AOS”) to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The note was non-interest bearing and payable in equal installments. The company made the first three payments of $500,000 on February 10, 2021, May 24, 2021, and November 19, 2021, respectively. The Promissory Note was amended on May 23, 2022, as modification of debt, to extend the maturity date by one year to May 24, 2023 and restructure the payment to time up to the adjusted maturity date. The remaining balance of $1,000,000 as of June 30, 2022 was to be paid in ten equal installments of $100,000 over a period of ten months with the final installment to be paid on April 24, 2023. In accordance with the amended terms of the promissory note, the company made six payments of $100,000 each, for an aggregate repayment of $600,000. As of June 30, 2023, $0 in principle was outstanding on this loan. The Company repaid the note in full.

Premium Financing

On March 16, 2023, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the amount of $155,541 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2023, and provided coverage for the next 12 months, expiring March 12, 2024. The loan bears interest at a fixed rate of 8.75% per annum, required the company to prepay $40,410 and appears on the balance sheet as a current asset. On April 12, 2023, the company commenced monthly principal and interest payments of $17,282, which was the first payment of nine remaining months due of $155,541, the last payment of which is scheduled to be made on December 31, 2023. As of June 30, 2023, the outstanding balance on the note was $103,694 and was recorded as notes payable, a currently liability, in the company’s unaudited condensed consolidated balance sheet.

Notes Payable Reconciliation

The following reconciles notes payable as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Beginning balance	$400,000	$1,024,190
Notes payable	155,541	175,435
Accrued interest	-	(636)
Payments on notes payable	(451,847)	(798,988)
Total	103,694	400,000
Less-Notes payable – current	103,694	400,000
Notes payable – non-current	$-	$-

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Future principal payments for the company’s Notes as of June 30, 2023, are as follows:

2023	$103,694
Thereafter	-
Total	$103,694

The company’s note payable balance of $103,694 is due within the next twelve months, in accordance with the terms of note payable.

NOTE 4 – DEFERRED COMPENSATION

On May 24, 2019, the company entered into the APA with AOS to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The company also recorded a debt discount, which is reported on the balance sheet as deferred compensation, in the amount of $2,500,000, in relation to the transaction which is being amortized over the life of the loan as compensation expense. The amortization of deferred compensation for the six months ended June 30, 2023, and 2022 was $0 and $416,666, respectively.

NOTE 5 – DUE TO RELATED PARTIES

On July 31, 2018, the company’s now deceased CEO deposited $50,000 into the company’s account. Although it has been suggested that the funds may have been intended for use toward this CEO’s healthcare, the company does not know for certain what the purpose of the funds were or the nature of any intended investment. Accordingly, the company is investigating the appropriate disposition of the funds which will likely be to the estate of the former CEO. Until such a determination is made, the company does not intend to use these funds for any corporate purpose. For reporting purposes, the company has treated the deposit as a due to related party.

NOTE 6 – STOCKHOLDERS’ EQUITY

Authorized Capital Stock

During the six months ended June 30, 2022, the company issued 130,417 shares of common stock for previously vested and expensed shares in relation to a restricted stock agreement. For the six months ended June 30, 2022, the Company recorded $0 in relation to these shares.

During the six months ended June 30, 2022, the company issued 100,000 shares of common stock upon the exercise of 100,000 options at an exercise price of $0.13 a share. As a result, the company received $13,000 in cash proceeds.as part of the transaction.

During the six months ended June 30, 2023, the company issued 100,000 shares of common stock upon the exercise of 100,000 options at an exercise price of $0.07 a share. As a result, the company received $7,000 in cash proceeds as part of the transaction.

During the six months ended June 30, 2023, the company issued 75,000 shares of common stock upon the exercise of 75,000 options at an exercise price of $0.13 a share. As a result, the company received $9,750 in cash proceeds as part of the transaction.

During the six months ended June 30, 2023, the company issued the remaining 9,584 shares of common stock with a grant date fair value of $21,085, pursuant to a restricted stock agreement dated May 2021.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Preferred Stock

As of June 30, 2023, and December 31, 2022, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of June 30, 2023, including previously accrued dividends of $48,079 included in our balance sheet total approximately $348,929. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

If a change of control occurs, each holder of shares of Series A Convertible Preferred Stock that are outstanding immediately prior to the change of control shall have the right to require the corporation to purchase, out of legally available funds, any outstanding shares of Series A Convertible Preferred Stock at the defined purchase price. The purchase price is defined as: per share of Preferred Stock, 101% of the liquidation preference thereof, plus all unpaid and accumulated dividends, if any, to the date of purchase thereof. The purchase price is payable, at the corporation’s option, (x) in cash, (y) in shares of the common stock at a discount of 5% from the fair market value of Common Stock on the Purchase Date (i.e., valued at a 95% discount of the Common Stock on the Purchase Date), or (z) any combination thereof.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

If the company pays all or a portion of the Purchase Price in Common Stock, no fractional shares of Common Stock will be issued; instead, the company will round the applicable number of shares of Common Stock up to the nearest whole number of shares; provided that the company may pay the Purchase Price (or a portion thereof), whether in cash or in shares of Common Stock, only if the company has funds legally available for such payment and may pay the Purchase Price (or a portion thereof) in shares of its Common Stock only if (i) the Common Stock is listed on a U.S. national securities exchange or the Nasdaq Stock Market at the time of issuance and (ii) a shelf registration statement covering the issuance by the Corporation and/or resales of the Common Stock issuable as payment of the Purchase Price is effective on the Payment Date unless such shares are eligible for immediate resale in the public market by non-affiliates of the company.

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

We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $1,624,949 and $1,004,385 for the six months ended June 30, 2023, and 2022, respectively, which was charged to general and administrative expense.

During the six months ended June 30, 2023, the company issued restricted stock units covering 940,909 shares for services rendered pursuant to an amendment to a master services agreement with a consultant.

During the six months ended June 30, 2023, the company issued incentive stock options to purchase up to 312,500 shares of common stock, at an exercise price of $2.05, to one new employee.

During the six months ended June 30, 2023, the company issued incentive stock options to purchase up to 100,000 shares of common stock, at an exercise price of $2.20, to two new employees.

During the six months ended June 30, 2023, the company issued incentive stock options to purchase up to 100,000 shares of common stock, at an exercise price of $2.25, to one new employee. In addition, the company issued restricted stock units covering 35,000 shares for services rendered pursuant to an employment agreement.

During the six months ended June 30, 2023, the company issued a non-qualified stock options to purchase up to 100,000 shares of common stock, at an exercise price of $2.51, to one consultant. In addition, the company issued incentive stock options to purchase up to 100,000 shares of common stock, at an exercise price of $2.35, to one new employee.

See Note 6 – Stockholders’ Equity – Authorized Capital Stock for details related to the exercise of an aggregate of 175,000 options during the six months ended June 30, 2023.

The $1,624,949 stock-based compensation for the six months ended June 30, 2023, was comprised of $720,140 option expense, $883,725 expense from the vesting of the restricted stock and $21,085 expense related to shares of common stock for services rendered pursuant to a board of advisor’s agreement.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

As of June 30, 2023, the company has $4,064,450 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The following table summarizes the activity of our stock options for the six months ended June 30, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2022	22,848,385	$0.3666	6.42	$203,236,473
Granted	712,500	1.8535	6.94	3,627,046
Exercised	(175,000)	(0.0957)	5.36	(1,231,967)
Forfeited or expired	(30,451)	-	-	(211,455)
Outstanding at June 30, 2023	23,355,434	0.4119	5.92	152,563,512

Outstanding and exercisable at June 30, 2023	20,469,320	0.1969	6.75	138,110,864

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model applying the assumptions in the following table:

	Six Months Ended June30,
	2023	2022
Assumptions:
Risk-free interest rate	1.26 – 3.98%	1.26 –1.30%
Expected dividend yield	0%	0%
Expected volatility	109.48 – 111.62%	126%
Expected life (in years)	6	5

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the six months ended June 30, 2023, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date

Nonvested at December 31, 2022	2,819,545	$1.9396
Granted – restricted stock units and awards	975,909	1.80
Granted – performance-based stock units	-	-
Canceled	-	-
Vested *	(215,000)	0.51
Nonvested at June 30, 2023	3,580,454	$1.9877

*	Of which 75,000 shares were issued in the first quarter of 2021 and 130,417 were issued in the first quarter of 2022.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

As of June 30, 2023, and December 31, 2022, there was $5,945,974 and $5,071,427, respectively, in unrecognized stock-based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

As of June 30, 2023 and December 31, 2022, the company recorded $0 and $223,000, respectively, in unrecognized stock-based compensation related to a lockup agreement on 5,000,000 shares of common stock in the acquisition of assets of AOS valued at $0.4014 per share, representing the closing price on the date of the contract which is amortized over 36 months, of which, $0 and $223,000 was amortized for the six months ended June 30, 2023 and 2022, respectively.

Warrant stock activity for the six months ended June 30, 2023, was as follows:

	Warrant Activity
	Shares	Weighted Average Exercise Price	Weighted Average remaining Contractual Term (years)
Outstanding at December 31, 2022	1,750,000	$0.0600	6.53
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding and exercisable at June 30, 2023	1,750,000	$0.0600	6.03

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Avg. Remaining Contractual Life in Years	Weighted Avg. Exercise Price	Shares Exercisable	Weighted Avg. Exercise Price
$0.05 – $0.07	1,750,000	6.03	$0.0600	1,750,000	$0.0600
	1,750,000	6.03	$0.0600	1,750,000	$0.0600

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

Receivables, net for the periods presented were as follows:

	June 30, 2023	December 31, 2022

Accounts receivable	$-	$353,149
Contract assets – unbilled receivables	235,493	-
Total	$235,493	$353,149

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Concentrations

During the three and six months ended June 30, 2023, the company earned revenue from two contracts with two separate customers. One customer accounted for $973,356 or 93% of revenue recognized during the six-month period. As of June 30, 2023, the company has $162,226 or 69% of accounts receivable recorded as current assets on the balance sheet related to this customer. During the three and six months ended June 30, 2022, the company earned revenue from two separate customers. One customer accounted for $162,226 or 85% of revenue recognized during the period. As of June 30, 2022, the company has $190,922 of accounts receivable recorded as current assets on the balance sheet.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In March 2021, the company signed a five-year lease for a 13,000 square foot laboratory/office space in Tucson. The initial base rent was $6.7626 per rentable square foot for year one, and escalated to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

On June 7, 2023, the company entered into an amendment to extend the term of the original lease from April 26, 2026 to July 31, 2028. Included in the lease amendment is extension space commencing on August 1, 2023. In addition, the lease amendment contains an option for additional extension space that commences on August 1, 2023, if the Company chooses to exercise the option for the additional lease space.

The company incurred lease expenses for its operating leases of $76,743 which was included in general and administrative expenses in the statements of operation for the period ended June 30, 2023. During the six months ended June 30, 2023, the company made cash lease payments in the amount of $66,583.

At June 30, 2023, we had approximately $76,742 in future minimum lease payments due in less than a year. The below table presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease
For the six months ended June 30, 2023
2023	$76,742
2024	168,577
2025	191,779
2026	209,137
2027	217,469
Thereafter	127,898
Total undiscounted lease payments	991,602
Present value discount, less interest	205,433
Lease Liability	$786,169

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of June 30, 2023 and 2022.

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

See Note 9 – Subsequent Events for details related to a lawsuit filed by the company subsequent to June 30, 2023.

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

Employment Agreement

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

NOTE 9 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after June 30, 2023, the date of our most recent balance sheet, through the date our financial statements were issued.

Subsequent to the six months ended June 30, 2023, the company issued an aggregate of 10,000 shares of common stock upon the exercise of 10,000 options at an exercise price of $0.13 a share.

Subsequent to the six months ended June 30, 2023, Restricted Stock Units covering 150,000 shares of the company’s common stock vested. The company withheld a portion of these shares of common stock from the holders pursuant to their restricted stock unit agreements to cover its tax withholding obligation.

On July 26, 2023, the company filed a complaint in the Superior Court of the State of Delaware against Gusrae Kaplan Nusbaum PLLC and Ryan Whalen, for malicious prosecution of a federal securities fraud lawsuit which was filed by these defendants against the company and certain of its directors, attorneys and their law firms and an outside consultant, in July 2019 in the United States District Court for the Southern District of New York. The complaint filed by the company alleges that the claims by these defendants against it were frivolous and prosecuted for the improper purpose of hindering the company’s prosecution of a then pending case against George Farley, the company’s former CEO, which was later settled. The complaint further alleges that the defendants prosecuted their claim with malice causing the company damages valued in excess of $40 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023.

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

Applied Energetics, Inc. ((sometimes referred to as the “company”) is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 9070 S. Rita Road, Suite 1500, Tucson, Arizona 85747, (520) 628-7415. Our website is at www. appliedenergetics.com

Applied Energetics, Inc. specializes in the development and manufacture of advanced high-performance lasers and optical systems and integrated guided energy systems for prospective defense, national security, industrial, biomedical, and scientific customers worldwide.

Technology, Capabilities and Patents

Applied Energetics, Inc. is recognized as a global leader in developing the next generation optical sources exhibiting ever-increasing output energy, peak power and frequency agility while also providing decreased size, weight, and cost of these systems for customers. Applied Energetics utilizes patented, dual-use technologies to advance critical industries. Leveraging our proprietary fiber-based architecture and wavelength- and pulse-agility capability, our Ultrashort Pulse (USP) technology can enable users to achieve specific effects across different use cases with an unmatched blend of size, weight and power attributes. While initially designed to meet the emerging needs and priorities for the national security community, our directed energy technology also has commercial applications in both the biomedical and advanced manufacturing industries.

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

Applied Energetics has developed, successfully demonstrated and holds all crucial intellectual property rights to a dynamic directed energy technology called Laser Guided Energy (LGE®) and Laser Induced Plasma Channel (LIPC®). LGE and LIPC are technologies that can be used in a new generation of high-tech directed energy systems. The Department of Defense (DOD) previously recognized only two key types of Directed Energy Weapon (DEW) technologies, High Energy Lasers (HEL), and High-Power Microwave (HPM). Neither the HEL nor the HPM intellectual property portfolio is owned by a single entity. The DOD then designated a third DEW technology, LGE. Applied Energetics’ LGE and LIPC technologies are wholly owned by Applied Energetics and protected by one or more of Applied Energetics’ 25 issued patents and 11 Government Sensitive Patent Applications (GSPA). These GSPA’s are held under secrecy orders of the US government, providing the company with extended protection rights. The company also has nine pending patent applications. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage.

Applied Energetics’ Directed Energy technologies are vastly different from conventional directed energy systems, i.e. HEL, and HPM. LGE uses Ultrashort Pulse (USP) laser technology to combine the speed and precision of lasers with the overwhelming impact on targeted threats with high-voltage electricity. A key element of LGE is its novel ability to offer selectable and tunable properties that can help protect non-combatants and combat zone infrastructure. Applied Energetics’ proprietary fiber-based architecture is a key differentiator for our most recent technology demonstrators. Compared with traditional continuous wave laser technologies with their larger footprints, AE’s architecture enables orders of magnitude size-weight-power reductions on all deliverables, creating powerful, dual-use and agile systems that can fit a host of platforms while delivering very high-intensity, ultrashort pulses of light to the required target. This unique directed energy solution allows extremely high peak power and energy, with target and effects tunability, and is effective against a wide variety of potential targets.

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

Recent Developments

Effective May 15, 2023, Applied Energetics executed a Phase II Small Business Technology Transfer (STTR) contract with the U.S. Army at an aggregate contract price of $1.148 million payable over two years as the company performs its obligations thereunder, with the first year currently funded. The objective of this Phase II award is to further the development and testing of an IR system utilizing technologies that were investigated under the US Army Phase I STTR contract which the company was awarded in May 2022. This Phase II contract award follows a successful Phase I which established a computational concept with physical modeling and simulation to establish the feasibility of an IR system. Phase I was performed in collaboration with the James C. Wyant College of Optical Sciences at the University of Arizona.

In May 2022, the Department of the Navy, Office of Naval Research (ONR) awarded Applied Energetics a $3.89 million, two-year grant, to develop an optical system capable of defeating customer-specified threats for integration onto U.S. Marine Corps (USMC) platforms. We were awarded this grant to accelerate the development and testing of Infrared (IR) optical technology with an ultrashort pulse laser (USPL) system. The overall objective is to advance and ruggedize optical technologies that can be fielded on a variety of USMC platforms and are able to operate in harsh conditions. The research on this grant continues with all progress reported to the program manager as on-time and on-budget. The AE team is actively engaged with the customer and providing regular briefings.

Effective June 7, 2023, the company entered into the First Amendment to Lease Agreement, which amended its existing Lease Agreement over its headquarters at the University of Arizona Tech Park. The amendment expands the Lease to add one new 8,374 usable square-foot suite of offices, conference rooms and cubicle areas directly across an atrium from the company’s current headquarters so that the company will occupy the entire first floor of the building. This is expected to enable the company to separate its public facing facilities from its restricted access space easily. The amendment also extends the Lease over the company’s existing headquarters through July 31, 2028 and grants the company an option over 5,520 usable square feet of manufacturing space. The company began setting up and moving its administrative offices into the new space at the beginning of August 2023.

During the first six months of 2023, Applied Energetics has continued to add new members to our scientific and engineering team, including two Laser and Optics Research and Development Technicians and an Engineering Project Manager. We also retained a Senior Growth and Product Development Advisor. We have worked to integrate these new members into our team and optimize the contribution that each brings to our research and development efforts.

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

Applied Energetics has trademark applications pending before the USPTO for the marks AERGTM and AETM. The company also has nine pending patent applications. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage.

Ongoing Business Development Activities

Over the past few years, we have submitted multiple proposals to, and attended briefings with, various defense and other government agencies who have expressed an interest in our technology and applications. Although we experienced setbacks due to the closures of multiple agencies and work-from-home orders during the COVID-19 pandemic, we believe that our efforts in this area of development have begun to produce results. In addition to the grant and contracts which we have been awarded, our team has been invited to, and completed, multiple briefings focused on our capabilities and submissions. We intend to continue developing and submitting proposals and to be available to attend on-site briefings. Although we do not anticipate a return of the closures or work-from-home orders in the near future, any changes to reinstate them could again hamper our ability to schedule on-site briefings.

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

Through our analysis of the market, and in discussions with potential customers, we remain convinced that customers are becoming more receptive and interested in directed energy technologies. According to the US Department of Defense fiscal budgets from 2017 through 2023, its directed energy spending grew from approximately $500 million in 2017 to over $1.695 billion in 2023, an increase of nearly 240%. Market analysis and projections have estimated that this directed energy sector is anticipated to reach $17.8 billion globally by 2028. We continue to be optimistic about our future and the growing opportunities in directed energy applications, especially since this growth to nearly $1.7 B annually is being accomplished without a recognized Program of Record (POR) for directed energy platforms. Once these technologies are funded in production for a POR, these DOD budgets for DE will grow exponentially larger to support the technology insertion. The Applied Energetics team anticipates a continuation of strong funding for the directed energy community. With our existing patent portfolio, and through further advancements of our technologies, we believe we have the substantial building blocks needed to become a significant and successful developer in our USP and LGE marketplaces.

Results of Operations

Comparison of Operations for the Three Months Ended June 30, 2023 and 2022:

	2023	2022
Revenue	$559,945	$190,922
Cost of Revenue	(177,168)	(15,167)
General and administrative	(2,066,642)	(1,488,202)
Selling and marketing	(94,465)	(98,442)
Research and development	(52,756)	(145,014)
Other income	14,771	-
Interest (expense)	(1,909)	(1,639)
Net loss	$(1,818,224)	$(1,557,542)

Revenue

Revenue increased by approximately $369,000 to approximately $560,000, for the three months ended June 30, 2023, from approximately $191,000 for the three months ended June 30, 2022. Revenues for the 2022 period were from a contract and a grant that we received and commenced performing in June 2022. Revenues for the 2023 period were from continued work under the grant as well as a contract which the company signed in May 2023 and commenced performance in June 2023.

Cost of Revenue

Cost of revenue increased by approximately $162,000, or 1068%, to approximately $177,000, for the three months ended June 30, 2023, from approximately $15,000 for the three months ended June 30, 2022. This increase was primarily attributable to an increase in the cost of materials, supplies and direct labor cost incurred in connection with the increase revenues.

General and Administrative

General and administrative expenses increased approximately $579,000, or 39%, to approximately $2,067,000 for the three months ended June 30, 2023, compared to approximately $1,488,000 for the three months ended June 30, 2022, primarily due to an increase in salaries and employee benefits of approximately $446,000 mainly due to an increase in cash and non-cash compensation, an increase in travel and meals of approximately $17,000, an increase in software and licenses of approximately $14,000, an increase in depreciation expense of approximately $8,000, an increase of approximately $94,000 in consulting.

Selling and Marketing

Selling and marketing expenses decreased approximately $4,000, or 4%, to approximately $95,000 for the three months ended June 30, 2023, compared to approximately $98,000 for the three months ended June 30, 2022, primarily due to decrease in consulting fees incurred in connection with selling and marketing.

Research and Development

Research and development expenses decreased approximately $92,000, or 64%, to approximately $53,000 for the three months ended June 30, 2023, compared to approximately $145,000 for the three months ended June 30, 2022, primarily due to a decrease in labor costs associated with research and development activities.

Net Loss

As a result of the foregoing factors, our operations for the three months ended June 30, 2023, resulted in a net loss of approximately $1,818,000, an increase of approximately $261,000, or 17%, compared to the net loss of approximately $1,557,000 for the three months ended June 30, 2022.

Comparison of Operations for the six months ended June 30, 2023 and 2022:

	2023	2022
Revenue	$1,046,623	$190,922
Cost of revenue	(318,440)	(15,167)
General and administrative	(4,181,909)	(3,116,691)
Selling and marketing	(203,355)	(175,112)
Research and development	(112,736)	(221,001)
Other income	15,482	-
Interest (expense)	(1,909)	(1,683)
Net loss	$(3,756,244)	$(3,338,732)

Revenue

Revenues increased by approximately $856,000, or 448%, to approximately $1,047,000 for the six months ended June 30, 2023, compared to approximately $191,000 for the six months ended June 30, 2022. Revenues for the 2022 period were from a contract and a grant that we received and commenced performing in June 2022. Revenues for the 2023 period were from continued work under the grant as well as a contract which the company signed in May 2023 and commenced performance in June 2023.

Cost of Revenue

Cost of revenue increased by approximately $303,000, or 1999%, to approximately $318,000, for the six months ended June 30, 2023, from approximately $15,000 for the six months ended June 30, 2022. This increase was primarily attributable to attributable to an increase in the cost of materials, supplies and direct labor cost incurred in connection with the increase revenues.

General and Administrative

General and administrative expenses increased approximately $1,065,000, or 34%, to approximately $4,182,000 for the six months ended June 30, 2023, compared to approximately $3,117,000 for the six months ended June 30, 2022, primarily due to an increase of approximately $73,000 in professional expenses, an increase in consulting expenses of approximately $104,000, an increase in salaries and employee benefits of approximately $734,000, an increase in travel and meals of approximately $49,000, an increase in depreciation expenses of approximately $26,000, an increase in software and license fees of approximately $33,000 and various other expenses of approximately $46,000.

Selling and Marketing

Selling and marketing expenses increased approximately $28,000, or 16%, to approximately $203,000 for the six months ended June 30, 2023, compared to approximately $175,000 for the six months ended June 30, 2022, primarily due to the continuation of business development activities as well as other consultants in this field.

Research and Development

Research and development expenses decreased approximately $108,000, or 49%, to approximately $113,000 for the six months ended June 30, 2023, compared to approximately $221,000 for the six months ended June 30, 2022, primarily due to a decrease in labor cost associated with research and development activities.

Net Loss

As a result of the foregoing, our operations for the six months ended June 30, 2023, resulted in a net loss of approximately $3,756,000, an increase of approximately $418,000 compared to the net loss of approximately $3,339,000 for the six months ended June 30, 2022.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2023, the company incurred a net loss of approximately $3,756,000, had negative cash flows from operations of approximately $2,068,000 and may incur additional future losses as it works to secure government contracts and continues to incur the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2022, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so for one year from the date the financial statements are issued based on our recurring losses from operations and possible need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At June 30, 2023, the company had total current assets of $3,652,007 and total current liabilities of $422,432, resulting in working capital of $3,229,575. At June 30, 2023, we had $3,221,747 of cash and cash equivalents, a decrease of $2,418,561 from $5,640,308 at December 31, 2022.

During the first six months of 2023, the net cash outflow from operating activities was $2,068,374. This amount was comprised primarily of our net loss of $3,756,244, offset by non-cash stock-based compensation expense of $1,624,949, depreciation and amortization of $53,375, amortization of ROU assets of $57,632, and amortization of prepaid assets of $104,378, and cash used from changes in assets and liabilities of $152,464, primarily from the decrease in other assets of $206,371, ROU liabilities of $47,471, accounts payable of $11,947, and accrued expenses and compensation of $4,331, offset by the increase in accounts receivable of $117,656.

Investing activities reflected $70,631 for the acquisition of equipment.

During the first six months of 2023, the net cash outflow from financing activities was $279,556. This amount consisted of $451,847 in repayment of notes related to the asset purchase agreement and the directors and officer insurance financing, offset by proceeds related to a note in the amount of $155,541 in connection with renewal of the directors and officer insurance and proceeds from the exercise of stock options in the amount of $16,750.

Based on the company’s current business plan, we believe our cash balance as of the date of this report, along with revenue from our ONR grant and existing contract, will be sufficient to meet the company’s anticipated cash requirements for the near term. However, there can be no assurance that the current business plan will be achievable.

The company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital, as needed, and cannot be certain that these efforts will be successful. Management’s business development efforts may not result in profitable operations. To fund its research and development and marketing efforts, the company’s management continues to explore possible financing opportunities through discussions with investment bankers and private investors. The company may not be successful in its effort to secure additional financing on terms it considers favorable. The accompanying unaudited consolidated financial statements do not include any adjustments that might result should the company be unable to continue as a going concern.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of June 30, 2023, are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, Gusrae Kaplan & Nusbaum and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. The parties are currently engaged in discovery. No trial date has been set.

On July 26, 2023, the company filed a complaint in the Superior Court of the State of Delaware against Gusrae Kaplan Nusbaum PLLC and Ryan Whalen, for malicious prosecution of a federal securities fraud lawsuit which was filed by these defendants against the company and certain of its directors, attorneys and their law firms and an outside consultant, in July 2019 in the United States District Court for the Southern District of New York. The complaint filed by the company alleges that the claims by these defendants against it were frivolous and prosecuted for the improper purpose of hindering the company’s prosecution of a then pending case against George Farley, the company’s former CEO, which was later settled. The complaint further alleges that the defendants prosecuted their claim with malice causing the company damages valued in excess of $40 million.

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

Date: August 11, 2023