Form 10-Q
period 2023-09-30
APPLIED ENERGETICS, INC.
filed 2023-11-13
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 211,176,688 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,418,714	$5,640,308
Receivables, net	404,051	353,149
Other assets	193,887	92,774
Total current assets	3,016,652	6,086,231

Long-term assets
Property and equipment - net	280,275	192,935
Right of use asset - operating	1,101,093	432,057
Security deposit	17,004	17,004
Total long-term assets	1,398,372	641,996
Total assets	$4,415,024	$6,728,227

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$232,101	$116,971
Notes payable	51,847	400,000
Due to related parties	50,000	50,000
Operating lease liability - current	155,093	113,478
Deferred revenue	366,006	-
Accrued expenses	49,875	28,007
Accrued dividends	48,079	48,079
Total current liabilities	953,001	756,535

Long-term liabilities
Operating lease liability - non-current	1,041,089	393,709
Total long-term liabilities	1,041,089	393,709
Total liabilities	1,994,090	1,150,244

Stockholders’ Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at September 30, 2023 and December 31, 2022 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 211,146,688 and 210,848,671 shares issued and outstanding at September 30, 2023 and at December 31, 2022, respectively	211,141	210,843
Additional paid-in capital	111,241,064	108,830,989
Accumulated deficit	(109,031,285)	(103,463,863)
Total stockholders’ equity	2,420,934	5,577,983

Total Liabilities and Stockholders’ Equity	$4,415,024	$6,728,227

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$712,810	$572,766	$1,759,433	$763,688
Cost of revenue	174,412	127,668	492,852	142,835

Gross profit	538,398	445,098	1,266,581	620,853

Operating expenses
General and administrative	2,219,641	1,249,132	6,401,550	4,365,823
Selling and marketing	94,092	56,416	297,447	231,528
Research and development	54,222	65,364	166,958	286,365
Total operating expenses	2,367,955	1,370,912	6,865,955	4,883,716

Operating loss	(1,829,557)	(925,814)	(5,599,374)	(4,262,863)

Other income/(expense)
Other income	20,287	637	35,769	637
Interest expense	(1,908)	(1,227)	(3,817)	(2,910)
Total other income/(expense)	18,379	(590)	31,952	(2,273)

Loss before provision for income taxes	(1,811,178)	(926,404)	(5,567,422)	(4,265,136)

Provision for income taxes	-	-	-	-

Net loss	(1,811,178)	(926,404)	(5,567,422)	(4,265,136)

Preferred stock dividends	(8,501)	(8,501)	(25,504)	(25,504)

Net loss attributable to common stockholders	$(1,819,679)	$(934,905)	$(5,592,926)	$(4,290,640)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding	211,133,165	207,794,526	211,046,786	207,726,711

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	13,602	$14	210,848,671	$210,843	$108,830,989	$(103,463,863)	$5,577,983
Stock-based compensation	-	-	-	-	758,187	-	758,187
RSU Restricted Stock	-	-	9,584	10	21,075	-	21,085
Common stock issued on exercise of options	-	-	175,000	175	16,575	-	16,750
Net loss for the quarter ended March 31, 2023	-	-	-	-	-	(1,938,020)	(1,938,020)
Balance at March 31, 2023	13,602	14	211,033,255	$211,028	$109,626,826	$(105,401,883)	$4,435,985
Stock-based compensation	-	-	-	-	845,678	-	845,678
Net loss for the quarter ended June 30, 2023	-	-	-	-	-	(1,818,224)	(1,818,224)
Balance at June 30, 2023	13,602	$14	211,033,255	$211,028	$110,472,504	$(107,220,107)	$3,463,439
Stock-based compensation	-	-	-	-	903,343	-	903,343
Common stock issued for settlement of restricted stock units	-	-	150,000	150	(150)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(56,567)	(57)	(136,614)	-	(136,671)
Common stock issued on exercise of option	-	-	20,000	20	1,981	-	2,000
Net loss for the quarter ended September 30, 2023	-	-	-	-	-	(1,811,178)	(1,811,178)
Balance at September 30, 2023	13,602	14	211,146,688	211,141	111,241,064	(109,031,285)	2,420,934

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	13,602	$14	207,562,461	$207,562	$100,452,862	$(97,692,217)	$2,968,221
RSU restricted Stock	-	-	130,417	130	(130)	-	-
Stock-based compensation	-	-	-	-	554,877	-	554,877
Net loss for the quarter ended March 31, 2022	-	-	-	-	-	(1,781,190)	(1,781,190)
Balance at March 31, 2022	13,602	14	207,692,878	207,692	101,007,609	(99,473,407)	1,741,908
Stock-based compensation	-	-	-	-	449,508	-	449,508
Common stock issued on exercise of option	-	-	100,000	100	12,900	-	13,000
Net loss for the quarter ended June 30, 2022	-	-	-	-	-	(1,557,542)	(1,557,542)
Balance at June 30, 2022	13,602	$14	207,792,878	$207,792	$101,470,017	$(101,030,949)	$646,874
Stock-based compensation	-	-	-	-	257,241	-	257,241
Common stock issued on cashless exercise of options and warrant	-	-	25,000	25	1,225	-	1,250
Net loss for the three months ended September 30, 2022	-	-	-	-	-	(926,404)	(926,404)
Balance at September 30, 2022	13,602	14	207,817,878	207,817	101,728,483	(101,957,353)	(21,039)

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(5,567,422)	$(4,265,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock-based compensation expense	2,528,293	1,261,626
Amortization of ROU assets	97,245	83,965
Loss on disposal of asset	-	14,540
Depreciation and amortization	90,564	50,499
Amortization of future compensation payable	-	416,666
Amortization of prepaid assets	153,366	162,760
Changes in assets and liabilities:
Accounts receivable	(50,902)	(219,618)
Prepaid and deposits	(254,479)	(237,097)
ROU liabilities	(77,286)	(53,959)
Deferred revenue	366,006	-
Accounts payable	115,130	53,863
Accrued expenses and compensation	21,869	(11,063)
Net cash used in operating activities	(2,577,616)	(2,742,954)

Cash Flows from Investing Activities
Purchase of equipment	(177,904)	(78,996)
Net cash used in investing activities	(177,904)	(78,996)

Cash Flows from Financing Activities
Repayment on note payable	(503,694)	(460,002)
Proceeds from note payable	155,541	175,435
Tax withholdings related to net share settlement of RSU’s	(136,671)	-
Proceeds from subscription payable	-	585,000
Proceeds from the exercise of stock option	18,750	14,250
Net cash (used in) provided by financing activities	(466,074)	314,683

Net change in cash and cash equivalents	(3,221,594)	(2,507,267)

Cash and cash equivalents, beginning of period	5,640,308	3,662,615
Cash and cash equivalents, end of period	$2,418,714	$1,155,348

Supplemental disclosure of cash flow information
Cash paid for interest	$3,817	$1,683
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Insurance financing for prepaid insurance	$155,541	$175,435
Implementation of ASC 842	$766,281	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

For the nine months ended September 30, 2023, the company incurred a net loss of $5,567,422, had negative cash flows from operations of $2,577,616 and may incur additional future losses due to limited contract activity. At September 30, 2023, the company had total current assets of $3,016,652 and total current liabilities of $953,001, resulting in working capital surplus of $2,063,651. At September 30, 2023, the company had cash of $2,418,714.

Based on the company’s current business plan, it believes its cash balance as of the date of this filing, together with anticipated revenues from a government grant and contracts, will be sufficient to meet its anticipated cash requirements for the near term. However, the current business plan may prove unachievable. Such conditions raise substantial doubts about the company’s ability to continue as a going concern for one year from the date the financial statements are issued.

The company’s existence depends upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital which may not result in profitable operations or enable it to overcome future liquidity concerns. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of assets, the amount or classification of liabilities or otherwise that might be necessary should the company be unable to continue as a going concern.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Trade conditions, such as exacerbated supplier shutdowns and delays, contribute to this uncertainty. Additionally, Russia’s military action in Ukraine, war in the Middle East, and related economic sanctions around the globe, could impact the company’s ability to source necessary supplies and equipment which could materially and adversely affect its ability to continue as a going concern. In addition, the company’s ability to continue as a going concern may depend on its ability to raise capital, which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity. This may result in third-party financing being unavailable on terms acceptable to the company or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To further improve its liquidity position, the company’s management continues to explore additional equity financing through discussions with investment bankers and private investors. The company may be unsuccessful in its effort to secure additional equity financing. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of shares underlying warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 31,623,768 and 24,424,550 as of September 30, 2023 and 2022, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Significant Concentrations and Risks

The company maintains cash balances at one or more financial institutions, and, at times, balances exceed FDIC limits. As of September 30, 2023, $1,914,439 was uninsured.

NOTE 2 – NEW ACCOUNTING STANDARDS

The company has reviewed all issued accounting pronouncements. The company does not expect the adoption of any pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – NOTES PAYABLE

On May 24, 2019, the company entered into an Asset Purchase Agreement (the “APA”) with Applied Optical Sciences, LLC (“AOS”) to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The note was non-interest bearing and payable in equal installments. The company made the first three payments of $500,000 on February 10, 2021, May 24, 2021, and November 19, 2021, respectively. The Promissory Note was amended on May 23, 2022, as modification of debt, to extend the maturity date by one year to May 24, 2023 and restructure the payment to time up to the adjusted maturity date. The remaining balance of $1,000,000 as of June 30, 2022 was to be paid in ten equal installments of $100,000 over a period of ten months with the final installment to be paid on April 24, 2023. In accordance with the amended terms of the promissory note, the company made six payments of $100,000 each, for an aggregate repayment of $600,000. As of September 30, 2023, the company had repaid the note in full. $0 in principle was outstanding on this loan.

Premium Financing

On March 16, 2023, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the amount of $155,541 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2023, and provided coverage for the next 12 months, expiring March 12, 2024. The loan bears interest at a fixed rate of 8.75% per annum, required the company to prepay $40,410 and appears on the balance sheet as a current asset. On April 12, 2023, the company commenced monthly principal and interest payments of $17,282, which was the first payment of nine remaining months due of $155,541, the last payment of which is scheduled to be made on December 31, 2023. As of September 30, 2023, the outstanding balance on the note was $51,847 and was recorded as notes payable, a currently liability, in the company’s unaudited condensed consolidated balance sheet.

Notes Payable Reconciliation

The following reconciles notes payable as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Beginning balance	$400,000	$1,024,190
Notes payable	155,541	175,435
Accrued interest	-	(636)
Payments on notes payable	(503,694)	(798,988)
Total	51,847	400,000
Less-Notes payable – current	51,847	400,000
Notes payable – non-current	$-	$-

Future principal payments for the company’s notes as of September 30, 2023, are as follows:

2023	$51,847
Thereafter	-
Total	$51,847

The company’s note payable balance of $51,847 is due within the next twelve months, in accordance with the terms of note payable.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 4 – DEFERRED COMPENSATION

On May 24, 2019, the company entered into the APA with AOS to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The company also recorded a debt discount, which is reported on the balance sheet as deferred compensation, in the amount of $2,500,000, in relation to the transaction which is being amortized over the life of the loan as compensation expense. The amortization of deferred compensation for the nine months ended September 30, 2023, and 2022 was $0 and $416,666, respectively.

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

During the nine months ended September 30, 2022, the company issued 25,000 shares of common stock upon the exercise of two warrants of 12,500 shares each, or 25,000 shares of common stock in the aggregate, at an exercise price of $0.05 a share. The company received $1,250 in cash proceeds as part of the transaction.

Effective August 1, 2022, the company entered into an Executive Employment Agreement with its Chief Financial and Operating Officer. As part of this agreement, the company granted 1,000,000 options to purchase shares of common stock at an exercise price of $2.36 per share. The options vest over a period of four years and expire ten years from the date of the grant. Under the agreement, this officer also received restricted stock units covering 400,000 shares (see “Share-Based Payments” below). The officer forfeited unvested options to purchase 950,000 shares of common stock which he had previously received for his service on the company’s Board of Advisors. The forfeiture of the unvested options resulted in the reversal of the previously recorded stock-based compensation expense in the amount of approximately $176,000.

As of nine months ended, September 30, 2022, the company recognized a subscription payable for $585,000 from the sale of common stock as a current liability on its balance sheet, reflecting the receipt of $585,000 in cash proceeds as part of a pending private equity placement transaction.

During the nine months ended September 30, 2023, the company issued the remaining 9,584 shares of common stock with a grant date fair value of $21,085, pursuant to a restricted stock agreement dated May 2021.

During the nine months ended September 30, 2023, the company issued 100,000 shares of common stock upon the exercise of 100,000 options at an exercise price of $0.07 a share. As a result, the company received $7,000 in cash proceeds as part of the transaction.

During the nine months ended September 30, 2023, the company issued 75,000 shares of common stock upon the exercise of 75,000 options at an exercise price of $0.13 a share. As a result, the company received $9,750 in cash proceeds as part of the transaction.

During the nine months ended September 30, 2023, the company issued 10,000 shares of common stock upon the exercise of 10,000 options at an exercise price of $0.13 a share. As a result, the company received $1,300 in cash proceeds as part of the transaction.

During the nine months ended September 30, 2023, the company issued 10,000 shares of common stock upon the exercise of 10,000 options at an exercise price of $0.07 a share. As a result, the company received $700 in cash proceeds as part of the transaction.

During the nine months ended September 30, 2023, the restricted stock units covering 150,000 shares of the company’s common stock vested. The company withheld 56,567 of these shares of common stock from the holders pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $136,671.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Preferred Stock

As of September 30, 2023, and December 31, 2022, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of September 30, 2023, including previously accrued dividends of $48,079 included in our balance sheet total approximately $348,929. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

SEPTEMBER 30, 2023

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

We have, from time to time, also granted non-plan options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $2,528,293 and $1,261,626 for the nine months ended September 30, 2023, and 2022, respectively, which was charged to general and administrative expense.

During the nine months ended September 30, 2023, the company issued restricted stock units covering 940,909 shares for services rendered pursuant to an amendment to a master services agreement with a consultant.

During the nine months ended September 30, 2023, the company issued incentive stock options to purchase up to 312,500 shares of common stock, at an exercise price of $2.05, to one employee.

During the nine months ended September 30, 2023, the company issued incentive stock options to purchase up to 50,000 shares of common stock, at an exercise price of $2.20, to two employees.

During the nine months ended September 30, 2023, the company issued incentive stock options to purchase up to 100,000 shares of common stock, at an exercise price of $2.25, to one new employee. In addition, the company issued restricted stock units covering 35,000 shares for services rendered pursuant to an employment agreement.

 During the nine months ended September 30, 2023, the company issued a non-qualified stock options to purchase up to 100,000 shares of common stock, at an exercise price of $2.51, to one consultant. In addition, the company issued incentive stock options to purchase up to 100,000 shares of common stock, at an exercise price of $2.35, to one new employee.

During the nine months ended September 30, 2023, the company issued incentive stock options to purchase up to 150,000 shares of common stock, at an exercise price of $2.41, to one employee.

During the nine months ended September 30, 2023, the company issued incentive stock options to purchase up to 2,800,000 shares of common stock, at an exercise price of $2.35, to eleven employees.

During the nine months ended September 30, 2023, the company issued restricted stock units covering 100,000 shares for services rendered pursuant to an employment agreement.

See Note 6 – Stockholders’ Equity – Authorized Capital Stock for details related to the exercise of an aggregate of 195,000 options during the nine months ended September 30, 2023.

The $2,528,293 stock-based compensation for the nine months ended September 30, 2023, was comprised of $1,182,972 option expense, $1,324,236 expense from the vesting of the restricted stock and $21,085 expense related to shares of common stock for services rendered pursuant to a board of advisor’s agreement.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

As of September 30, 2023, the company has $9,445,984 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

The following table summarizes the activity of our stock options for the nine months ended September 30, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2022	22,848,385	$0.37	6.42	$203,236,473
Granted	3,662,500	2.32	9.83	27,94,546
Exercised	(195,000)	0.09	5.11	(1,898,382)
Forfeited or expired	(30,451)	-	-	(299,377)
Outstanding at September 30, 2023	26,285,434	0.64	9.78	241,614,370

Outstanding and exercisable at September 30, 2023	21,004,321	0.24	7.83	201,553,841

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option-Pricing Model applying the assumptions in the following table:

	Nine Months Ended September 30,
	2023	2022
Assumptions:
Risk-free interest rate	1.26 – 4.24%	1.26 –1.30%
Expected dividend yield	0%	0%
Expected volatility	109.48 – 130.00%	126%
Expected life (in years)	6	5

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the nine months ended September 30, 2023, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date

Nonvested at December 31, 2022	2,819,545	$1.93
Granted – restricted stock units and awards	1,075,909	1.86
Granted – performance-based stock units	-	-
Canceled	(50,000)	-
Vested	(365,000)	0.30
Nonvested at September 30, 2023	3,480,454	$2.12

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

As of September 30, 2023, and December 31, 2022, there was $5,648,651 and $5,071,427, respectively, in unrecognized stock-based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

As of September 30, 2023 and December 31, 2022, the company recorded $0 and $223,000, respectively, in unrecognized stock-based compensation related to a lockup agreement on 5,000,000 shares of common stock in the acquisition of assets of AOS valued at $0.4014 per share, representing the closing price on the date of the contract which is amortized over 36 months, of which, $0 and $223,000 was amortized for the nine months ended September 30, 2023 and 2022, respectively.

Warrant stock activity for the nine months ended September 30, 2023, was as follows:

	Warrant Activity
	Shares	Weighted Average Exercise Price	Weighted Average remaining Contractual Term (years)
Outstanding at December 31, 2022	1,750,000	$0.0600	6.53
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding and exercisable at September 30, 2023	1,750,000	$0.0600	5.78

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Avg. Remaining Contractual Life in Years	Weighted Avg. Exercise Price	Shares Exercisable	Weighted Avg. Exercise Price
$0.05 – $0.07	1,750,000	5.78	$0.0600	1,750,000	$0.0600
	1,750,000	5.78	$0.0600	1,750,000	$0.0600

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

The following table summarizes the Company’s accounts receivable, net,

	September 30, 2023	December 31, 2022

Accounts receivable	$162,226	$353,149
Unbilled receivable	241,825	-
Total	$404,051	$353,149

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Concentrations

During the three and nine months ended September 30, 2023, the company earned revenue from two contracts with two separate customers. One customer accounted for $1,539,636 or 88% of revenue recognized during the nine-month period. As of September 30, 2023, the company has $404,051 or 100% of accounts receivable recorded as current assets on the balance sheet related to this customer. During the three and nine months ended September 30, 2022, the company earned revenue from two separate customers. One customer accounted for $648,905 or 85% of revenue recognized during the period. As of September 30, 2022, the company has $219,618 of accounts receivable recorded as current assets on the balance sheet related to this customer.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In March 2021, the company signed a five-year lease for a 13,000 square foot laboratory/office space in Tucson. The initial base rent was $6.7626 per rentable square foot for year one, and escalated to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

On June 7, 2023, the company entered into an amendment to extend the term of the original lease from April 26, 2026 to July 31, 2028. Included in the lease amendment is extension space commencing on August 1, 2023. As of August 1, 2023 the Company has secured additional square footage in the amount of 9,805 square feet. The initial base rent for the expansion space was $9.10 per rentable square foot for year one, and escalated to $10.20 in year two, $11.30 in year three, $12.40 in year four and $13.50 in year five, plus certain operating expenses and taxes.

The company incurred lease expenses for its operating leases of $121,316 which was included in general and administrative expenses in the statements of operation as of September 30, 2023. During the nine months ended September 30, 2023, the company made cash lease payments in the amount of $119,825.

At September 30, 2023, we had approximately $60,677 in future minimum lease payments due in less than a year. The below table presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease
For the nine months ended September 30, 2023
2023	$60,677
2024	262,296
2025	296,284
2026	324,427
2027	343,545
Thereafter	205,111
Total undiscounted lease payments	1,492,341
Present value discount, less interest	296,161
Lease Liability	$1,196,180

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of September 30, 2023 and 2022.

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

On July 26, 2023, the company filed a complaint in the Superior Court of the State of Delaware against Gusrae Kaplan Nusbaum PLLC and Ryan Whalen, for malicious prosecution of a federal securities fraud lawsuit which was filed by these defendants against the company and certain of its directors, attorneys and their law firms and an outside consultant, in July 2019 in the United States District Court for the Southern District of New York. The complaint filed by the company alleges that the claims by these defendants against it were frivolous and prosecuted for the improper purpose of hindering the company’s prosecution of a then pending case against George Farley, the company’s former CEO, which was later settled. The complaint further alleges that the defendants prosecuted their claim with malice causing the company damages valued in excess of $40 million. On September 11, 2023, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On October 25, 2023, the company filed an opposition to the motion. No hearing date has been set for the motion.

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

NOTE 9 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after September 30, 2023, the date of our most recent balance sheet, through the date our financial statements were issued.

Subsequent to the nine months ended September 30, 2023, the company issued an aggregate of 30,000 shares of common stock upon the exercise of 10,000 options at an exercise price of $0.07 a share and 20,000 options at an exercise price of $0.35 a share.

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

Applied Energetics, Inc. (sometimes referred to as the “company”) is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 9070 S. Rita Road, Suite 1500, Tucson, Arizona 85747, (520) 628-7415. Our website is at www.appliedenergetics.com.

Applied Energetics, Inc. specializes in the development and manufacture of advanced high-performance lasers and optical systems, and integrated guided energy systems, for prospective defense, national security, industrial, biomedical, and scientific customers worldwide.

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

Applied Energetics’ directed energy technologies are vastly different from conventional directed energy systems, i.e. HEL, and HPM. LGE uses Ultrashort Pulse (USP) laser technology to combine the speed and precision of lasers with the overwhelming impact on targeted threats with high-voltage electricity. A key element of our approach is its novel ability to offer selectable and tunable properties that can help protect non-combatants and combat zone infrastructure. Applied Energetics’ proprietary fiber-based architecture is a key differentiator for our most recent technology demonstrators. Compared with traditional continuous wave laser technologies with their larger footprints, AE’s architecture enables orders of magnitude size-weight-power reductions on all deliverables, creating powerful, dual-use and agile systems that can fit a host of platforms while delivering very high-intensity, ultrashort pulses of light to the required target. This unique directed energy solution allows extremely high peak power and energy, with target and effects tunability, and is effective against a wide variety of potential targets.

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

Recent Developments

Effective August 23, 2023, Applied Energetics executed a contract with the Department of the Navy, Office of Naval Research with an aggregate contract price of $1.99 million payable over two years as the company performs its obligations under the contract. The objective of the contract is to develop a high-peak and high-average power USP optical system. The system is expected to demonstrate effects compatible with multiple Navy platforms and missions with an attractive size, weight, and power-cooling footprint. The company’s continuing development efforts in collaboration with ONR signify the importance of sustained development and maturation of USP-based directed energy systems to support the Navy’s technological priorities.

Effective May 15, 2023, Applied Energetics executed a Phase II Small Business Technology Transfer (STTR) contract with the U.S. Army at an aggregate contract price of $1.148 million payable over two years as the company performs its obligations thereunder, with the first year currently funded. The objective of this Phase II award is to further the development and testing of an IR system utilizing technologies that were investigated under the US Army Phase I STTR contract which the company was awarded in May 2022. This Phase II contract award follows a successful Phase I which established a computational concept with physical modeling and simulation to establish the feasibility of an IR system. Phase I was performed in collaboration with the James C. Wyant College of Optical Sciences at the University of Arizona. The company has continued its work under the contract, and provided all required reports, since its execution.

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

Effective June 7, 2023, the company entered into the First Amendment to Lease Agreement, which amended its existing Lease Agreement over its headquarters at the University of Arizona Tech Park. The amendment has expanded the Lease to add new 8,374 usable square-foot suite of offices, conference rooms and cubicle areas directly across an atrium from the company’s current headquarters so that the company will occupy the entire first floor of the building. This has enabled the company to separate its public-facing facilities from its restricted access space easily. The amendment also extended the Lease over the company’s existing headquarters through July 31, 2028 and grants the company an option over 5,520 usable square feet of manufacturing space. The company moved its administrative offices into the new space in August 2023.

During the first nine months of 2023, Applied Energetics has continued to add new members to our scientific and engineering team, including two Laser and Optics Research and Development Technicians and an Engineering Project Manager. We also retained a Senior Growth and Product Development Advisor, and in the summer of 2023, added a new Senior Scientist with more than ten years’ experience in high-power and high-energy lasers. We have worked to integrate these new members into our team and optimize the contribution that each brings to our research and development efforts.

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

Dr. McCahon was a Member of the Research Staff in the Optical Physics Department at the Hughes Research Laboratory in Malibu, California from 1986 to 1996 performing basic research in the area of optical physics and non-linear optical materials. In 1996, Dr. McCahon moved to Raytheon (Hughes) Missile Systems Co, in Tucson, AZ, during which time he was significantly responsible for the successful creation and development of the Directed Energy Weapons Product Line and served as its Chief Scientist. He left Raytheon in 2002 to co-found Applied Energetics Inc. in Tucson, AZ to develop Directed Energy Weapons for the Defense Department including very high energy and average power ultrashort pulse laser sources and Laser Guided Energy (LGE®) technologies. In April 2010, Dr. McCahon left Applied Energetics to form Applied Optical Sciences where he developed technologies related to the application of optical physics to a broad range of areas, including photonics and ultrashort pulse laser development. Dr. McCahon is a graduate of the University of Southern California (BSEE, MSEE), holds a Ph.D., Photonics, Inter-disciplinary Physics and Electrical Engineering from the University of Iowa.

Dr. McCahon beneficially owns approximately 4% of the company’s issued and outstanding shares of common stock.

Applied Energetics has nine pending patent applications. We expect to continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage.

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

Applied Energetics has recently been involved with the Tulsa Innovation Labs (TIL) and Oklahoma State University (OSU) in defining opportunities to participate in the US Department of Commerce, Economic Development Administration (EDA) Tech Hubs program request for proposals.  Tech Hubs was authorized by the bipartisan CHIPS and Science Act, a key part of President Biden’s Investing in America agenda, which he signed into law in August 2022.  In August of 2023, Applied Energetics was a founding consortium member of the Tech Hub proposal submitted under the title of Tulsa Hub for Equitable and Trustworthy Autonomy (THETA). On October 23, 2023, the US EDA named the THETA Tech Hub as part of the historic $500 million investment in economic competitiveness and national security. This designation makes the THETA consortium eligible for $75 million or more in federal funding to accelerate the advanced development of autonomous technologies. In the submitted papers, it specifically calls out that THETA will emphasize the development of UAS and counter-UAS (CUAS), artificial intelligence (AI), and cybersecurity technologies. As such, Applied Energetics will be working closely with the Unmanned Systems Research Institute (USRI) and the Oklahoma Aerospace Institute for Research and Education (OAIRE), both at Oklahoma State University to partner on the UAS and counter-UAS technology research supporting the THETA TechHub. Through February 2024, the Tech Hubs designees will now compete for Phase 2 of the funding for implementation projects to help propel the region into a self-sustaining, globally competitive Tech Hub.

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

The other piece of legislation that we have seen multiple times in the past decade is the Continuing Resolution (CR). For fiscal year 2024, which started on October 1, 2023, neither the National Defense Authorization Act (NDAA) nor the Defense Appropriations bill have been approved. On September 30, 2023, President Biden signed a CR, HR 5860, which extends the government operations through November 17, 2023. If the appropriation budgets are not passed, or if another CR is not implemented prior to November 17th, a partial government shutdown will commence. The NDAA sets defense spending policies and is typically passed prior to the appropriations bills. Since neither has passed, all new starts on funding of government contracts in the defense sector are on hold. This impacts any and all proposals under review by the Department of Defense.

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

We have continued to execute our business development plans, further our research and development program and submit filings for intellectual property and proposals for grants and contracts. During the past three years, we continued to submit proposals and have been engaged in meetings on a continuous basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. Having received a significant research grant and several contracts since the second quarter of 2022, we believe the interest in our technology and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision of the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

Through our analysis of the market, and in discussions with potential customers, we remain convinced that customers are becoming more receptive and interested in directed energy technologies. According to the US Department of Defense fiscal budgets from 2017 through 2023, its directed energy spending grew from approximately $500 million in 2017 to over $1.695 billion in 2023, an increase of nearly 240%. Market analysis and projections have estimated that this directed energy sector is anticipated to reach $17.8 billion globally by 2028. We continue to be optimistic about our future and the growing opportunities in directed energy applications, especially since this growth to nearly $1.7 B annually is being accomplished without a recognized Program of Record (POR) for directed energy platforms. Once these technologies are funded in production for a POR, these DOD budgets for DE will grow exponentially larger to support the technology insertion. The Applied Energetics team anticipates a continuation of strong funding for the directed energy community. With our existing patent portfolio, and through further advancements of our technologies, we believe we have the substantial building blocks needed to become a significant and successful developer in the USP marketplace.

Our research and development programs depend on our ability to procure the necessary optical and fabricated materials, components, electronics and other supplies. A significant, prolonged increase in inflation could negatively impact the cost of materials and components, which could be a particular problem with respect to our fixed fee contracts. Within the current geopolitical context, there are ongoing embargos of exports from some global suppliers of various materials that are used in electronics and some diode and laser materials, which can have negative effects on technology supply chains. We continuously monitor potential supply chain issues and supplier liquidity and work with our supply base to ensure adequate sources of materials at reasonable costs. In some instances, we depend upon a single source of supply, but we are developing multiple sources where possible to mitigate the risk. In some cases, we must comply with specific procurement requirements, which can limit the suppliers and subcontractors we may utilize.

Results of Operations

Comparison of Operations for the Three Months Ended September 30, 2023 and 2022:

	2023	2022
Revenue	$712,810	$572,766
Cost of Revenue	(174,412)	(127,668)
General and administrative	(2,219,641)	(1,249,132)
Selling and marketing	(94,092)	(56,416)
Research and development	(54,222)	(65,364)
Other income	20,287	637
Interest (expense)	(1,908)	(1,227)
Net loss	$(1,811,178)	$(926,404)

Revenue

Revenue increased by approximately $140,000 to approximately $713,000, for the three months ended September 30, 2023, from approximately $573,000 for the three months ended September 30, 2022. Revenues for the 2022 period were from a contract and a grant that we received and commenced performing in June 2022. Revenues for the 2023 period were from continued work under the grant as well as two new contracts which the company signed in May 2023and August 2023.

Cost of Revenue

Cost of revenue increased by approximately $47,000, or 37%, to approximately $174,000, for the three months ended September 30, 2023, from approximately $128,000 for the three months ended September 30, 2022. This increase was primarily attributable to an increase in the cost of materials, supplies and direct labor cost incurred in connection with the increased revenues.

General and Administrative

General and administrative expenses increased approximately $970,000, or 78%, to approximately $2,220,000 for the three months ended September 30, 2023, compared to approximately $1,249,000 for the three months ended September 30, 2022, primarily attributable to increased employee labor expenses due to an increased company headcount to support growth. Additionally, an increase in rent expense in the quarter due to the company expanding its current lease agreement, effective August 1, 2023, an increase in stock-based compensation expense of approximately $646,000 due to an increase in equity activity in the quarter, and an increase in depreciation expense of approximately $14,000 due to $178,000 of lab and computer equipment, software, and furniture and fixtures being purchased and placed into service during the year all attributed to the overall growth in general and administrative expenses in the quarter.

Selling and Marketing

Selling and marketing expenses increased approximately $38,000, or 67%, to approximately $94,000 for the three months ended September 30, 2023, compared to approximately $56,000 for the three months ended September 30, 2022, primarily due to an increase in consulting and travel expense to support the growth in revenue.

Research and Development

Research and development expenses decreased approximately $11,000, or 17%, to approximately $54,000 for the three months ended September 30, 2023, compared to approximately $65,000 for the three months ended September 30, 2022, primarily due to a decrease in labor cost incurred during R&D activities which shifted to direct labor charges as part of the Cost of Revenue.

Net Loss

As a result of the foregoing factors, our operations for the three months ended September 30, 2023, resulted in a net loss of approximately $1,811,000, an increase of approximately $885,000, or 96%, compared to the net loss of approximately $926,000 for the three months ended September 30, 2022.

Comparison of Operations for the nine months ended September 30, 2023 and 2022:

	2023	2022
Revenue	$1,759,433	$763,688
Cost of revenue	(492,852)	(142,835)
General and administrative	(6,401,550)	(4,365,823)
Selling and marketing	(297,447)	(231,528)
Research and development	(166,958)	(286,365)
Other income	35,769	637
Interest (expense)	(3,817)	(2,910)
Net loss	$(5,567,422)	$(4,265,136)

Revenue

Revenues increased by approximately $996,000, or 130%, to approximately $1,759,000 for the nine months ended September 30, 2023, compared to approximately $764,000 for the nine months ended September 30, 2022. Revenues for the 2022 period were from a contract and a grant that we received and commenced performing in June 2022. Revenues for the 2023 period were from continued work under the grants as well as two contracts which the company signed in May and August 2023.

Cost of Revenue

Cost of revenue increased by approximately $350,000, or 245%, to approximately $493,000, for the nine months ended September 30, 2023, from approximately $143,000 for the nine months ended September 30, 2022. This increase was primarily attributable to an increase in the cost of materials, supplies and direct labor cost incurred in connection with the increase revenues.

General and Administrative

General and administrative expenses increased approximately $2,036,000, or 47%, to approximately $6,402,000 for the nine months ended September 30, 2023, compared to approximately $4,366,000 for the nine months ended September 30, 2022, primarily attributable to increased employee labor expenses due to an increased company headcount to support growth. Additionally, an increase in rent expense in the year due to the company expanding its current lease agreement, effective August 1, 2023, an increase in stock-based compensation expense of approximately $1,267,000 due to an increase in equity activity in the quarter, and an increase in depreciation expense of approximately $40,000 due to $178,000 of lab and computer equipment, software, and furniture and fixtures being purchased and placed into service during the year all attributed to the overall growth in general and administrative expenses in the quarter.

 Selling and Marketing

Selling and marketing expenses increased approximately $66,000, or 28%, to approximately $297,000 for the nine months ended September 30, 2023, compared to approximately $232,000 for the nine months ended September 30, 2022, primarily due to the continuation of business development activities as well as other consultants in this field.

Research and Development

Research and development expenses decreased approximately $119,000, or 42%, to approximately $167,000 for the nine months ended September 30, 2023, compared to approximately $286,000 for the nine months ended September 30, 2022, primarily due to a decrease in labor cost incurred during R&D activities which shifted to direct labor charges as part of the Cost of Revenue.

Net Loss

As a result of the foregoing, our operations for the nine months ended September 30, 2023, resulted in a net loss of approximately $5,567,000 an increase of approximately $1,302,000 compared to the net loss of approximately $4,265,000 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2023, the company incurred a net loss of approximately $5,567,000, had negative cash flows from operations of approximately $2,578,000 and may incur additional future losses as it works to secure government contracts and continues to incur the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2022, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so for one year from the date the financial statements are issued based on our recurring losses from operations and possible need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At September 30, 2023, the company had total current assets of $3,016,652 and total current liabilities of $953,001, resulting in working capital of $2,063,651. At September 30, 2023, we had $2,418,714 of cash and cash equivalents, a decrease of $3,221,594 from $5,640,308 at December 31, 2022.

During the first nine months of 2023, the net cash outflow from operating activities was $2,577,616. This amount was comprised primarily of our net loss of $5,567,422, offset by non-cash stock-based compensation expense of $2,528,293, depreciation and amortization of $90,564, amortization of ROU assets of $97,245, amortization of prepaid assets of $153,366, and cash used from changes in assets and liabilities of $120,338. The changes in assets and liabilities included an increase in accounts receivable of $50,902, a decrease in prepaid and deposits of $254,479, a decrease in ROU liabilities of $77,286, an increase in deferred revenue of $366,006, an increase in accounts payable of $115,130, and an increase in accrued expenses and compensation of $21,869.

During the first nine months of 2023, the investing activities reflected $177,904 for the acquisition of equipment.

During the first nine months of 2023, the net cash outflow from financing activities was $466,075. This amount consisted of $136,672 of tax withholdings related to the share settlement of RSUs, $503,694 in repayment of notes related to the asset purchase agreement and the directors and officer insurance financing, offset by proceeds related to a note in the amount of $155,541 in connection with renewal of the directors and officer insurance and proceeds from the exercise of stock options in the amount of $18,750.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of September 30, 2023, are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On July 26, 2023, the company filed a complaint in the Superior Court of the State of Delaware against Gusrae Kaplan Nusbaum PLLC and Ryan Whalen, for malicious prosecution of a federal securities fraud lawsuit which was filed by these defendants against the company and certain of its directors, attorneys and their law firms and an outside consultant, in July 2019 in the United States District Court for the Southern District of New York. The complaint filed by the company alleges that the claims by these defendants against it were frivolous and prosecuted for the improper purpose of hindering the company’s prosecution of a then pending case against George Farley, the company’s former CEO, which was later settled. The complaint further alleges that the defendants prosecuted their claim with malice causing the company damages valued in excess of $40 million. On September 11, 2023, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On October 25, 2023, the company filed an opposition to the motion. No hearing date has been set for the motion.

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

Date: November 13, 2023