Form 10-K
period 2023-12-31
APPLIED ENERGETICS, INC.
filed 2024-03-26
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2023 (the last day of the registrant’s most recently completed second quarter) was approximately $460,279,473.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 25, 2024 was 211,362,688.

APPLIED ENERGETICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

i

PART I

ITEM 1. BUSINESS

Cautionary Note Concerning Forward-Looking Statements

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of forward-looking words such as “may,” “believe,” “will,” “expect,” “project,” “anticipate,” “estimates,” “plans,” “strategy,” “target,” “prospects” or “continue,” and words of similar meaning. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors under Item 1A. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such expectations may prove incorrect over time. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Technology, Capabilities, and Patents

Applied Energetics, Inc. is recognized as a global leader in developing the next generation optical sources exhibiting ever-increasing output energy, peak power and frequency agility while also providing decreased size, weight, and cost of these systems for customers. Applied Energetics utilizes patented, dual-use technologies to advance critical industries. Leveraging our proprietary fiber-based architecture and wavelength- and pulse-agility capability, our Ultrashort Pulse (USP) technology can enable users to achieve specific effects across different use cases with an unmatched blend of size, weight, and power attributes. While initially designed to meet the emerging needs and priorities for the national security community, our directed energy technology also has commercial applications in both the biomedical and advanced manufacturing industries.

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

Applied Energetics’ unique optical fiber-based laser architectures also enable unmatched wavelength agility as well as pulse duration agility. Using innovative and highly specialized frequency shifting techniques, wavelengths can be custom tuned from the deep ultraviolet to the far infrared. In addition, temporal outputs can be adjusted from continuous wave to sub-picoseconds. The technology enables the customer to adjust the lasers’ operating parameters, ultimately creating more flexibility to change wavelength and pulse width. This feature allows for optimization of laser performance for defense or commercial applications.

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

Recent Developments

Effective March 12, 2024, the grant previously awarded to Applied Energetics, Inc. from a U.S. Department of Defense customer has been transitioned into a contract. The original grant had a two-year period of performance. The new contract supersedes the May 2022 grant and carries a ceiling value of $1,217,535 under a base period of performance through November 11, 2024 and a 12-month unfunded option period that ends November 11, 2025. The company intends to provide additional information in a Current Report on Form 8-K upon approval from the government agency.

On March 5, 2024, Applied Energetics entered into an Employment Agreement with James Harrison, PhD, pursuant to which Dr. Harrison is to serve as Director of New Product Innovation, commencing on April 3, 2024. In this new role, Dr. Harrison’s responsibilities are to include setting a vision and strategy that supports and accelerates the entire development lifecycle of optical and laser products, from conceptualization to commercialization. His work is to involve collaboration with leaders across business development, operations, and scientific to drive the company’s strategic goal of providing cutting-edge laser and optical products to national security and commercial customers. For his services, the company has agreed to pay Dr. Harrison a cash salary of $200,000 per year.

Dr. Harrison is an experienced professional in the area of laser sources including design, manufacturing, program management and business development, with an emphasis on semiconductor and solid-state lasers. With more than 30 years of experience in opto-electronic sources, Dr. Harrison has demonstrated experience designing, building and scaling products that drive business growth and deliver customers innovative new technologies. He has held global leadership positions in engineering and research and development with tier-1 suppliers of photonics devices, where his responsibilities included providing substantial support for volume manufacturing of semiconductor lasers and packaged sources.

Effective February 11, 2024, Applied Energetics entered into a Memorandum of Understanding (MOU) with BluGlass Limited, a global supplier of gallium nitride (GaN) lasers to the national security, quantum and manufacturing industries, to collaborate and explore joint business opportunities that advance Applied Energetics' laser and optical systems innovations and BluGlass's expertise in GaN-based laser diode technologies.

Any resultant new laser capabilities and optical systems will be based on existing and emerging technologies currently under development within the companies. Under the MoU, the companies intend to collaborate to develop innovative solutions in technology areas critical to emerging national security and commercial markets, including new laser wavelengths and higher performance, yielding more efficient and cost-effective products. The MOU sets out the framework for collaboration, however, it is not a definitive agreement with commercial terms and timelines.

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

Effective May 15, 2023, Applied Energetics executed a Phase II Small Business Technology Transfer (STTR) contract with the U.S. Army at an aggregate contract price of $1.148 million payable over two years as the company performs its obligations thereunder, with the first year currently funded. The objective of this Phase II award is to further the development and testing of an IR laser system utilizing technologies that were investigated under the US Army Phase I STTR contract which the company was awarded in May 2022. This Phase II contract award follows a successful Phase I which established a computational concept with physical modeling and simulation to establish the feasibility of an IR laser system. Phase I was performed in collaboration with the James C. Wyant College of Optical Sciences at the University of Arizona. The company has continued its work under the contract, and provided all required reports, since its execution.

In May 2022, the Department of the Navy, Office of Naval Research (ONR) awarded Applied Energetics a $3.89 million, two-year grant, to develop an optical system capable of defeating customer-specified threats for integration onto U.S. Marine Corps (USMC) platforms. We were awarded this grant to accelerate the development and testing of Infrared (IR) optical technology with an ultrashort pulse laser (USPL) system. The overall objective is to advance and ruggedize optical technologies that can be fielded on a variety of USMC platforms and are able to operate in harsh conditions. Research under this grant has been completed and all progress reported to the program manager.

Effective June 7, 2023, the company entered into the First Amendment to Lease Agreement, which amended its existing Lease Agreement over its headquarters at the University of Arizona Tech Park. The amendment has expanded the Lease to add new 8,374 usable square-foot suite of offices, conference rooms and cubicle areas directly across an atrium from the company’s current headquarters so that the company will occupy the entire first floor of the building. This has enabled the company to separate its public-facing facilities from its restricted access space easily. The amendment also extended the Lease over the company’s existing headquarters through July 31, 2028, and grants the company an option over 5,520 usable square feet of manufacturing space. The company moved its administrative offices into the new space in August 2023.

Ongoing Business Development Activities

Over the past few years, we have submitted multiple proposals to, and attended briefings with, various defense and other government agencies who have expressed an interest in our technology and applications. We believe that our efforts in this area of development have begun to produce results. In addition to the contracts which we have been awarded, our team has been invited to, and completed, multiple briefings focused on our capabilities and submissions. We intend to continue developing and submitting proposals and to be available to attend on-site briefings. We have also engaged in discussions with private entities and academic institutions with the objective of possibly collaborating on one or more projects. Some of these could result in further customer agreements or other opportunities to grow our business.

Applied Energetics has recently been involved with the Tulsa Innovation Labs (TIL) and Oklahoma State University (OSU) in defining opportunities to participate in the US Department of Commerce, Economic Development Administration (EDA) Tech Hubs program request for proposals. Tech Hubs was authorized by the bipartisan CHIPS and Science Act, a key part of President Biden’s Investing in America agenda, which he signed into law in August 2022. In August of 2023, Applied Energetics was a founding consortium member of the Tech Hub proposal submitted under the title of Tulsa Hub for Equitable and Trustworthy Autonomy (THETA). On October 23, 2023, the US EDA named the THETA Tech Hub as part of the historic $500 million investment in economic competitiveness and national security. This designation makes the THETA consortium eligible for $70 million or more in federal funding to accelerate the advanced development of autonomous technologies. The submitted papers specify that THETA will emphasize the development of UAS and counter-UAS (CUAS), artificial intelligence (AI), and cybersecurity technologies. As such, Applied Energetics anticipates working closely with the Unmanned Systems Research Institute (USRI) and the Oklahoma Aerospace Institute for Research and Education (OAIRE), both at Oklahoma State University, to partner on the UAS and counter-UAS technology research supporting the THETA TechHub. The completed Phase 2 proposal was submitted to the EDA on February 29, 2024 requesting funding for implementation projects to help propel the region into a self-sustaining, globally competitive TechHub.

For fiscal year 2024, which started on October 1, 2023, the National Defense Authorization Act (NDAA) was delayed and finally approved on December 22, 2023 (HR 2670), but the Defense Appropriations bill was not approved at that time. The NDAA sets defense spending policies, and the appropriations bills fund government spending. This impacts all proposals under review by the Department of Defense. On September 30, 2023, President Biden signed a Continuing Resolution (CR), HR 5860, which extended the government operations through November 17, 2023, and he then signed three further CRs, including HR 6363 on November 11, 2023 extending through January 19, 2024, HR 2872 extending through March 1, 2024, and HR 7463, extending through March 8, 2024, as to four of the 12 annual budget bills, and through March 22, 2024 for the remaining eight. On March 23, 2024, the Defense Appropriations Bill was passed and signed by President Biden which will ensure the US government is funded through September 30, 2024 and that new government contracts can be funded during the 2024 fiscal year.

Strategic Plan and Analysis

The core of our strategy has been to continue growing our management and science teams with highly qualified individuals. This has driven our recruitment efforts in the areas of R&D, science, modeling and simulation, marketing and finance. We are also contemplating adding members to our Board of Directors and our Board of Advisors. Our board and leadership team have worked to align key innovations with our roadmap to encourage and enable internal filing for a broad, strategic, and robust intellectual property portfolio and continue surveying the literature for acquisitions of parallel intellectual property to that end. We also intend to pursue strategic corporate acquisitions in related fields and technology. The company’s management continues to explore any favorable equity financing opportunities.

Our goal with the Applied Energetics Strategic Plan is to increase the energy, peak power and frequency agility of USP optical sources while decreasing the size, weight, and cost of these systems. We are in the process of developing this breadth of very high peak power USP lasers and additional optical sources that have a very broad range of applicability for threat disruption for the Department of Defense, commercial, and biomedical applications, such as biophotonic illumination and imaging. Although the historical market for Applied Energetics’ LGE and USP technology is the U.S. Government, the USP technologies are expected to provide numerous platforms for commercial additive and subtractive manufacturing and biomedical and imaging markets, creating a substantially larger market for our products to address. Since 2020, the Applied Energetics team has been able to develop partnership and teaming arrangements with the three leading laser and optics institutes in the United States, namely, the University of Arizona, the University of Central Florida, and the University of Rochester Laboratory for Laser Energetics. Our desire is to work on programs jointly where the strengths of each organization can assist in escalating knowledge and delivery of systems to the government sponsors and to train the next generation of scientists and engineers to work in the directed energy fields.

We have continued to execute our business development plans, further our research and development program and submit filings for intellectual property and proposals for grants and contracts. During the past several years, we continued to submit proposals and have been engaged in meetings on a continuous basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. Having received a significant research grant and several contracts during the past two fiscal years, we believe the interest in our technology and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision of the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

Through our analysis of the market, and in discussions with potential customers, we remain convinced that customers are becoming more receptive and interested in directed energy technologies. According to the US Department of Defense fiscal budgets from 2017 through 2023, its directed energy spending grew from approximately $500 million in 2017 to over $1.695 billion in 2023, an increase of nearly 240%. Market analysis and projections have estimated that this directed energy sector is anticipated to reach $17.8 billion globally by 2028. We continue to be optimistic about our future and the growing opportunities in directed energy applications, especially since this growth to nearly $1.7 B annually is being accomplished without a recognized Program of Record (POR) for directed energy platforms. We believe that once these technologies are funded in production for a POR, or are approved to be integrated on fielded platforms in volumes to effect threat reduction, these DOD budgets for directed energy will grow exponentially larger to support the technology insertion. The Applied Energetics team anticipates a continuation of strong funding for the directed energy community. With our existing patent portfolio, and through further advancements of our technologies, we believe we have the substantial building blocks needed to become a significant and successful developer in the USP marketplace.

Our research and development programs depend on our ability to procure the necessary optical and fabricated materials, components, electronics and other supplies. A significant, prolonged increase in inflation could negatively impact the cost of materials and components, which could be a particular problem with respect to our fixed fee contracts. Within the current geopolitical context, there are ongoing embargos of exports from some global suppliers of various materials that are used in electronics and some diode and laser materials, which can have negative effects on technology supply chains. We continuously monitor potential supply chain issues and supplier liquidity and work with our supply base to ensure adequate sources of materials at reasonable costs. In some instances, we depend upon a single source of supply, but we are developing multiple sources, both internal to AE and externally where possible to mitigate the risk. In some cases, we must comply with specific procurement requirements, which can limit the suppliers and subcontractors we may utilize.

Market for Our Technology

Directed Energy Systems

Directed energy systems involve the use of highly focused energy such as lasers or microwaves to incapacitate, damage, or destroy enemy equipment, facilities, and assets. Previous to LGE, the only two viable directed energy systems were High Energy Laser (HEL), which uses heat to burn targets and High Power Microwave (HPM) systems, that use electromagnetic energy at specific microwave and radio frequencies to disable electronic systems.

HEL and HPM directed energy technologies have been under development for decades with numerous DoD and other government contractors participating. The unique attributes of directed energy weapon systems —the ability to create precise effects against multiple targets near-instantaneously and at a very low cost per shot—have great potential to help the DoD in addressing future warfare requirements. The DoD invests research and development dollars into directed energy solutions to fill gaps identified by warfighters. For example, in future conflicts with capable enemies possessing large inventories of guided missiles or uncrewed aerial drones, it may be operationally risky and cost-prohibitive for the U.S. military to continue to rely exclusively on a limited number of kinetic missile interceptors. Such a competition could allow an adversary to impose costs on U.S. forces by compelling them to intercept each incoming missile or drone with far more expensive kinetic munitions. The DoD has made technological advances in both performance and maturity as a result of many years of research with multiple threat-intercept technologies and has been directed by Congress, in fiscal year 2022 and, again, in fiscal 2023, to increase funding and evaluation of pulsed laser technology in future directed energy platforms.

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

Competition

AE’s Ultrashort Pulse sources, including proprietary LIPC® based LGE® technology, are unique and can be integrated onto platforms being developed for use by the U.S. Government. Over the past several years, a relatively small number of major defense contractors have received significant funding for directed energy systems development, manufacturing and integration, using continuous wave, high energy laser and microwave technologies. These contractors specialize in different directed energy system platforms to respond to a variety of threats. Applied Energetics believes that its pulsed laser systems can be a part of a layered defense solution alongside these other technologies. Although AE competes against other directed energy systems for funding, the uniqueness of our technologies should continue to support their development into weapon platform programs. AE believes that there is renewed U.S. Government interest in directed energy applications and believes that continued development of its USP capabilities and growing interest from all branches of the U.S. armed forces and other government agencies will lead to increases in government spending on directed energy in the coming years. Likewise, there are multiple new threats that must be addressed with unique and emerging technologies, and AE is working diligently to rapidly advance development, demonstration, testing and engineering of the Advanced Ultrashort Pulse lasers throughout the spectrum from the ultraviolet to the far infrared. We believe that USP technologies can rapidly accelerate in magnitude, as a percentage of the federal budget, compared with other technologies over the next several years.

AE’s primary direct USP optical source competition are corporations and contractors supported by foreign governments who may be attempting to develop similar technologies. AE believes that such foreign activity will create additional U.S. Government funding for both USP sources and LGE in order to maintain our country’s lead in pulsed directed-energy systems. Other companies with directed energy capabilities, albeit in continuous wave, microwave and other areas within directed energy, are Raytheon Technologies, Lockheed Martin, Northrop Grumman, Boeing, BAE Systems, nLight, General Atomics, DRS Daylight Solutions and L3Harris Technologies. Although based on different types of directed energy, we may compete with these companies to provide solutions to problems presented by potential customers.

Some of AE’s biggest commercial competitors are Trumpf (German), Coherent (US), Thales (France). IPG (US), RAFAEL Advanced Defense Systems Ltd. (Israel), and Light Conversion (Lithuania), most of which are billion-dollar market class companies that have substantially more resources than AE.

Employees

As of March 12, 2024, we had sixteen employees, with an additional employee scheduled to start work on April 3, 2024, and we retain another six full- and part-time consultants.

Supplies and Raw Materials

We depend upon the availability of materials and major electro-optical components as well as the performance and reliability of our suppliers. Some of our products require relatively scarce fabricated materials. Prior to the Covid-19 pandemic and resulting global supply chain disruptions, we generally had not experienced significant difficulties in procuring these necessary materials, components and other supplies for our products. However, during and following the pandemic, we experienced some difficulty obtaining supplies and materials when we needed them and at acceptable prices. The global supply chain continues to struggle toward normalcy although it has improved in recent months. Our inability to procure the necessary optical and fabricated materials, components, electronics and other supplies for our products could negatively affect our results of operations, financial condition and liquidity. In addition, significant, prolonged inflation could negatively impact the cost of materials and components. We continue to believe that conflicts overseas and related national security requirements, which limit the companies through which we can source components, pose a significant risk.

In addition, our size coupled with our need for advanced, specialized components poses challenges in getting suppliers to prioritize our orders. We currently seek to procure certain specialized materials in relatively low volume which sometimes can lead to delays as we compete with larger volume customers for availability of these materials. Alternatively, as we execute our business plan, higher volume purchases, particularly of customized components, may result in longer lead times and pose other difficulties due to these and other supply constraints.

We continuously monitor potential supply chain issues and work with our suppliers to mitigate delays in our receipt of necessary materials, components and other supplies, and reduce costs, particularly in light of the supply chain issues outlined above. We also monitor supplier liquidity and work continuously with our supply base to ensure an adequate source of supply and to reduce costs. We pursue cost reductions through a number of mechanisms, including consolidating or re-sourcing our purchases, entering long-term agreements, reducing the number of suppliers, strategic global sourcing and competition among suppliers, and the opportunity to develop and deliver scarce components that have few contracts or suppliers. In some instances, we depend upon a single source of supply, but we are striving to develop multiple sources to mitigate the risk. In some cases, we must comply with specific procurement and compliance requirements, which may limit the suppliers and subcontractors we may utilize.

Regulatory Matters

Our business is subject to extensive regulation in the industries we serve. We market our technology to numerous U.S. government agencies and entities, including but not limited to all branches of the U.S. Department of Defense (DoD) and the Department of Homeland Security.

The U.S. government represents all of our current revenues and likely a substantial portion of any projected revenues for the foreseeable future. U.S. government contracts are subject to termination by the government, either for convenience or for default in the event of our failure to perform under the applicable contract. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, termination costs and a reasonable profit. If terminated by the government as a result of our default, we could be liable for payments made to us for undelivered goods or services, additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers.

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

In their report accompanying our financial statements, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2023 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in government contract activity raise substantial doubt about our ability to continue as a going concern.

Our business has generated only limited revenues during the past two fiscal years, after having no revenue during fiscal 2021, and had a net operating loss during each periods.

For the fiscal years ended December 31, 2023 and 2022, we had revenues of $2,631,443 and $1,307,757, respectively, and we had net losses of $7,350,435 and $5,771,642, respectively. We can give no assurances that our planned operations will generate revenues in the future or whether any such revenues will result in profitability.

We may need additional financing to fund our operations going forward. If we are unable to obtain additional financing on acceptable terms, we may need to modify or curtail our development plans and operations.

As of December 31, 2023, we had $1,319,526 in available cash and cash equivalents and working capital of $ 1,108,274. We are conducting   a small, private bridge financing to cover certain short-term expenses and believe our cash position is sufficient for the next several months, but we may need to raise additional capital in order to fund our operations beyond that. We must allocate funds toward SEC compliance as well as Defense Contract Audit Agency (DCAA), International Traffic in Arms Regulations (ITAR) and other federal regulatory compliance. We also need funds for general and administrative expenses, including salaries, benefits, supplies and equipment, lease expense on our headquarters, accounting, legal, and other professional fees and other miscellaneous expenses. Our failure to secure sufficient financing could render us unable to fund these necessary costs and expenses. We also may require additional funding for research and development before we are able to commercialize our technology. During the 2023 fiscal year, nearly all of the funds for our research and development came from government grant/contract awards, and we did not engage in any additional capital raising activities. We may secure additional government contracts or sub-contracts with larger contractors to fund additional research and development. However, we may need to raise additional capital to supplement these contracts even if we are able to secure them.

Our operating plans and capital requirements are subject to change based on how we determine to proceed with respect to development programs and if we pursue any strategic alternatives. We may seek to raise additional funds through the issuance of equity securities, but such financing may not be available on terms acceptable to us if at all. Any equity financing would cause the percentage ownership by our current stockholders to be diluted, and such dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financing is not available when required or is not available on acceptable terms, we may be required to modify or curtail our operations, which could cause investors to lose the entire amount of their investment.

Risk Related to Our Industry and Business Activities

Economic, geopolitical and other factors beyond our control can affect our business.

Our business, operating results, financial condition and liquidity may be adversely affected by changes in global economic conditions and geopolitical risks, including the inflationary environment in the United States and internationally, commodity prices, supply chain challenges, exchange rates, potential changes in policy positions or priorities, levels of government spending and deficits, the availability and cost of labor, the threat environment, trade policies, political conditions, national or international crises, including recurring global health emergencies such as occurred with the COVID-19 pandemic, and other challenges that could affect the global economy, the demand for our technology and our ability to source materials and equipment. In recent years, inflationary pressures have increased labor and material costs at a higher rate higher than in prior years. Due to the nature of our government business, and the customer and supplier contracts within those businesses, we may not be able to increase our contract value or pricing to offset these cost increases, particularly with grants or fixed price contracts. This could adversely affect our operating profits and margins particularly if the increased inflation continues. Similarly, increases in interest rates from recent historical lows in the U.S. and internationally could negatively impact financial markets and tighten the availability of, and increase our cost of, capital, which could have an adverse effect on our operating results, financial condition and liquidity. Tightening of credit in financial markets also could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations. Similarly, such tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. In addition, geopolitical and security risks could affect government priorities, budgets and policies, which could impact sales of defense and other products and services.

Changes in US government spending could negatively affect our business.

Substantially all of our current and planned near-term revenues are or may be from US government contracts and grants awarded under various programs, primarily with the Department of Defense (DoD), and, possibly, with intelligence, national security and other departments and agencies. Changes in US government spending for various reasons, including as a result of potential changes in policy positions or priorities, could negatively impact our results of operations, financial condition and liquidity. Our programs are subject to US government policies, budget decisions and appropriation processes which are driven by macroeconomic and geopolitical factors as well as Congress’s ability to enact, and the administration’s willingness to execute, appropriations bills and other legislation. In recent years, the US government has been unable to complete its budget process before the end of its fiscal year, resulting in government shutdowns and Continuing Resolutions emergency funding only at prior-year levels. In addition, failure to raise the debt ceiling could cause the U.S. government to default on debts which it has already incurred. U.S. government spending levels and available program funding are thus hard to estimate in the medium- and long-term. Significant changes in U.S. government spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition and liquidity.

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

Because the funding of U.S. government programs is subject to congressional appropriations made on a fiscal year basis even for multi-year programs, programs are often only partially funded initially and may not continue to be funded in future years. Appropriations bills may be delayed, which may result in delays to funding, the collection of receivables and our contract performance due to lack of authorized funds to procure related products and services. Under certain circumstances, we may use our own funds to meet our customers’ delivery dates or other requirements, and we may not be reimbursed. If appropriations for programs are reduced or delayed, the U.S. government may terminate any contract or subcontract under that program.

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

Under certain types of government contracts, if we are unable to control costs or if our initial cost estimates are incorrect, our profitability could be negatively affected, particularly under fixed-price development contracts. We may also experience cost underruns which would reduce contract value and related expected revenues, and we may be unable to expand the contract scope or secure additional work to offset the resulting lost revenues. Contracts for development programs with complex design and technical challenges may be cost reimbursable. However, if they are firm fixed price or fixed price incentive contracts, such challenges and unexpected cost increases may impact our results of operations. US government contracts also require compliance with extensive and evolving procurement and other rules and regulations and subject us to potential audits, investigations, and disputes. We may also become involved in programs that are classified or otherwise restricted by the US government, which place limits on our ability to discuss our performance on these programs, including any risks, disputes and claims.

We may be unable to protect our intellectual property rights adequately, which could affect our ability to sustain the value of such assets.

Protecting our intellectual property rights is critical to our ability to maintain and protect the value of our intellectual property portfolio. We hold a number of United States patents and patent applications, as well as trademarks, and registrations which are necessary and contribute significantly to the preservation of our competitive position in the market. Any of these patents or future patent applications and other intellectual property could be challenged, invalidated or circumvented by third parties. In some instances, we may seek to augment our technology base by licensing the proprietary intellectual property of others, but we may be unable to obtain necessary licenses or to secure them on commercially reasonable terms. We have entered into confidentiality and invention assignment agreements with employees and consultants and nondisclosure agreements with suppliers, potential job candidates, and appropriate customers so as to limit access to and disclosure of our proprietary information. These measures may not suffice to deter misappropriation or independent third-party development of similar technologies. Based on our current financial condition, we may not have the funds available to enforce and protect our intellectual properties. Certain of our patents are Government Sensitive Patent Applications, meaning they are held under secrecy orders of the US government which limits our ability to develop technology under them although their expiration date is extended until such time as they are no longer classified.

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

Security breaches, cyber-attacks, or other disruptions or incidents could expose us to liability and severely damage our operations and business development efforts.

We depend heavily on information technology systems and infrastructure for our business. We, our collaborators and our service providers collect, store, and transmit sensitive information including intellectual property, proprietary business information, and research results and related data, in connection with our business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attacks by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” disgruntled current or former employees, terrorist organizations, nation-state and nation-state supported actors, and others. The level of sophistication of cyber threats continues to grow over time.

We have cybersecurity systems in place to protect our and our customers’ proprietary information and sensitive data against the risk of inappropriate and unauthorized external use and disclosure and other types of compromise. However, these measures may prove inadequate to detect, prevent or mitigate security breaches and other incidents and we may be subject to data breaches through cyber-attacks, including ransomware, malicious code (such as viruses and worms), phishing schemes, social engineering schemes, and theft or misuse of data from inside the company. Any such breach could compromise our networks and the information stored there could be accessed, modified, destroyed, publicly disclosed, lost or stolen. If our systems become compromised, we may be unable to discover the intrusion promptly enough to mitigate any damage.

A cybersecurity breach or other incident could cause our credibility to suffer with customers. Any investigation, response, or remediation of such a breach, would result in costs in addition to possibly significant legal claims or proceedings, and possibly liability under our customer contracts. Any one of these events could cause material harm to our business, results of operations and financial condition.

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

Due to the specialized nature of our businesses, our future performance is highly dependent upon the continued services of our key engineering and scientific personnel. Our prospects for obtaining government contracts or significant commercial contracts depend upon our ability to attract and retain qualified engineering, scientific and manufacturing personnel for our operations. Given intense competition, we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel could seriously harm our business, results of operations and financial condition. Additionally, since much of our business involves technologies that are or may be classified or otherwise restricted for national security reasons, we must hire U.S. citizens who have the ability to obtain a security clearance. This further reduces our potential labor pool.

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

We believe that, to be competitive in the future, we will need to continue to develop and commercialize technologies and products, which will require the investment of financial and engineering resources. Due to the design complexity of our products, we may in the future experience delays in completing development and introduction on a commercial scale of new products. Any delays could result in increased costs of development, deflection of resources from other projects or loss of contracts.

In addition, the market for our technologies and products may not develop or expand as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce any ability to generate revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing or differing technologies which gain market acceptance in advance of our products. The possibility that our competitors might develop new technology or products might cause our existing technology and products to become obsolete or create significant price competition. If we fail in our new product development and commercialization efforts, or our products fail to achieve market acceptance more rapidly than our competitors, our revenue will decline and our business, financial condition and results of operations will be negatively affected.

We heavily depend on key personnel, for the successful execution of our business plan. The loss of one or more key members of our management team could have a material adverse effect on our business prospects.

We are highly dependent upon Gregory J. Quarles, our Chief Executive Officer, Christopher Donaghey, our Chief Financial and Operating Officer, and Stephen McCahon, our Chief Science Officer. We depend on Drs. Quarles’s and McCahon’s decades of expertise for the marketing and development of our technology. We also depend upon their global visibility and outreach as well as Mr. Donaghey’s and our directors’ networks of contacts and experience to recruit key talent to the company. We do not have key-man insurance on any of these individuals. Loss of the services of any of these key members of our management team, or of our Board of Directors’ ability to identify and hire key talent, could have a material adverse effect on our business prospects, financial condition and results of operations. Although a key component of our growth strategy is succession planning and hiring additional key personnel, we may be unable to achieve this in the near term given constraints in the labor market and our interest in recruiting highly qualified professionals.

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

We currently maintain significant cash balances at a commercial bank which could exceed the FDIC insurance limits and do not always earn a significant return.

We maintain a large percentage of our cash balances with Western Alliance Bank. At times, our bank balances exceed FDIC limits. As of December 31, 2023, $816,026 of our cash balance was uninsured. Significant portions of our cash balance earn little, if any, interest. We continue to monitor our banking arrangement and have taken measures to diversify our cash holdings into interest bearing cash equivalents and auxiliary cash accounts to maximize our insurance coverage.

A large number of shares of our common stock could be sold in the market in the near future, which could depress our stock price.

As of March 25, 2024, we had outstanding 211,362,688 shares of common stock. Approximately 100 million of our shares are currently freely trading without restriction under the Securities Act of 1933, as amended. The remaining shares have been held by their holders for over one year and are thus eligible for sale under Rule 144(k) of the Securities Act. Sale of these shares into the market could depress our stock price. Provisions of our corporate charter documents could delay or prevent change of control.

Provisions of our corporate charter documents could delay or prevent change of control.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of “blank check” preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors. The designation of preferred stock in the future and the classification of our Board of Directors, could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. Moreover, the holders of our outstanding Series A Preferred Stock have a right to put their shares to the company for an amount equal to the liquidation preference of approximately $340,000 plus unpaid dividends (approximately $363,000 as of December 31, 2023), in the event of a change of control. Such right could hinder our ability to sell our assets or merge with another company.

The redemption and dividend provisions of our outstanding preferred stock are onerous due to our current financial condition.

The company has redeemed substantially all of its outstanding preferred stock. At December 31, 2023, 13,602 shares were outstanding with a liquidation preference of approximately $340,000 and unpaid dividends of approximately $363,000. As of March 1, 2024, the liquidation preference of our outstanding preferred stock plus unpaid dividends thereon was approximately $703,000. If an event occurs that would require us to redeem the preferred stock, we may not have the required cash to do so.

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

Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock. As of March 25, 2024, we have approximately 211,362,688 shares issued and outstanding. If funding opportunities present themselves on favorable terms, we may issue additional shares to fund our business or in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our company could occur. The issuance of additional shares of common stock may also adversely affect the market price of our common stock, particularly given the historically low trading volume in the market for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a company in general, and particularly, as a government contractor, we understand the critical need to maintain all data and information systems in the safest, most secure manner. Accordingly, our approach to cybersecurity is multi-tiered and comprehensive. Our board of directors ultimately oversees our processes for assessing, identifying and managing material risks from cybersecurity threats. Our management, together with third party contractors, makes these assessments and periodically provides the board with a report and evaluation, including risk mitigation strategies. This report would also include any cybersecurity related incidents which would give rise to a reporting requirement for the company. Although we consider our program for mitigating cybersecurity risks to be part of an overall risk mitigation strategy, we consider it a separate set of processes because of the unique concerns with keeping our and our customers’ data secure.

Our Chief Executive Officer works with our information technology consultants (IT) to assess any reasonably foreseeable internal and external risks to our information systems, including the likelihood of malware, ransomware, cyber espionage, and any other cybersecurity threats. Through these risk assessments, management seeks to determine the likelihood of, and potential damage that could result from, such risks, and the sufficiency of existing systems and safeguards in place to manage them. Our IT continually monitors our systems for any attempted unauthorized entries or breaches and reports this information to management on a regular basis. Information gathered from these processes enable our IT to make any necessary adjustments to our systems and address any identified gaps in existing safeguards.

Our IT also provides guidance and support with respect to protecting our information systems from these various threats. This includes advising both management and other personnel on the best practices for keeping these systems safe and a training program that includes random testing for weaknesses.

Certain customer contracts require that we maintain a heightened level of information security and set out specific protocols to which we must adhere to safeguard covered data and other information. Our CEO, who has expertise in government contracting and related data and information controls, assesses these requirements on behalf of the company in consultation with our IT to determine the necessary network architecture and infrastructure for all of these requirements and ensures that proper protocols are implemented and that our personnel adhere to them. This includes special, additional training for personnel on handling of various levels of customer information.

We have not encountered cybersecurity threats or incidents that have materially affected our business strategy, financial condition, or operations. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

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

The lease term began May 1, 2021, and was to end on April 30, 2026. The base rent is currently $9.2009 per rentable square foot and is set to escalate to $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

Effective June 7, 2023, we executed the First Amendment to Lease Agreement, which amended the existing Lease Agreement to add one new 9,805 usable square-foot suite of offices, conference rooms and cubicle areas directly across an atrium from the initial leased space so that the company now occupies the entire first floor of the building. This has enabled us to separate AE’s public facing facilities from the restricted access space. The amendment also extended the term of the original lease through July 31, 2028 and granted the company an option over 6,458 rentable square feet (5,520 usable   square feet) of manufacturing space. The option was effective, at a price of $2,690.83 per month, from August 1, 2023 through February 1, 2024. The option is extended to July 31, 2024 . The term of occupancy in the new office space and the option both began August 1, 2023. Our aggregate rent expense, including common area maintenance costs, was approximately $212,000 and $149,000 for 2023 and 2022, respectively.

See Note 8 to our 2023 Consolidated Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments as of December 31, 2023.

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

On July 26, 2023, the company filed a complaint in the Superior Court of the State of Delaware against Gusrae Kaplan Nusbaum PLLC and Ryan Whalen, for malicious prosecution of a federal securities fraud lawsuit which was filed by these defendants against the company and certain of its directors, attorneys and their law firms and an outside consultant, in July 2019 in the United States District Court for the Southern District of New York. The complaint filed by the company alleges that the claims by these defendants against it were frivolous and prosecuted for the improper purpose of hindering the company’s prosecution of a then pending case against George Farley, the company’s former CEO, which was later settled. The complaint further alleges that the defendants prosecuted their claim with malice causing the company damages valued in excess of $40 million. On September 11, 2023, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On October 25, 2023, the company filed an opposition to the motion. The court heard oral argument on the motion on January 19, 2024, and took the motion under submission. The court has not yet ruled on the motion.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

The company may, from time to time, be involved in legal proceedings arising from the normal course of business.

ITEM 4. Mine Safety Disclosure

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information and Holders

Our common stock is currently quoted for trading on the OTCQB Market, trading under the symbol “AERG”. On March 15, 2024, the closing price of our common stock on the OTCQB Market was [$2.20]. Over-the-counter market quotations, such as on the OTCQB, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 19, 2024, there were approximately 374 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

The company has reported all information pertaining to issuances of equity securities during the period covered by this Annual Report on Form 10-K in previously filed report on Forms 10-Q and 8-K.

Dividends

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock. We paid dividends via the issuance shares of Common Stock on our 6.5% Series A Convertible Preferred Stock in 2011. We paid cash dividends on our 6.5% Series A Convertible Preferred Stock in 2012 and February and May 2013. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividends due as of December 31, 2023 and March 25, 2024 were approximately $362,625 and $373,583,   respectively. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, because we did not have a surplus (as such term is defined in the Delaware General Corporation Law) as of December 31, 2014. The Board anticipates continuing such suspension until such time as we have a surplus, or net profit, for a fiscal year.

Equity Compensation Plan Information

See Item 12.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with the risk factors set forth in Item 1A and with our audited Consolidated Financial Statements and Notes thereto included elsewhere herein.

Overview

Applied Energetics, Inc. specializes in the development and manufacture of advanced high-performance lasers and optical systems, and integrated guided energy systems, for prospective defense, national security, industrial, biomedical, and scientific customers worldwide.

Gregory J. Quarles serves as our President and Chief Executive Officer, Christopher Donaghey as our Chief Operating and Financial Officer, and Dr. Stephen W. McCahon as our Chief Science Officer. AE has continued to expand its technical capabilities with the addition of employees, consultants and contractors, and agreements with several of the leading laser and optics universities in the country. The team at Applied Energetics continued to expand during 2023 and into early 2024, with the addition of six new employees, including a senior scientist, two laser technicians, one engineering project manager, a senior advisor, and, most recently, a director of new product innovation. AE also works with a team of world-class contractors to strengthen our compliance, IT, technical staff, human resources and public relations, supporting the research and development in the laboratory.

AE owns and protects intellectual property that is integral and necessary for the development of Ultrashort Pulse (“USP™”) Lasers, Laser Guided Energy (“LGE®”) and Direct Discharge Electrical products for military and commercial applications. AE currently owns 25 patents and an additional 11 Government Sensitive Patent Applications (“GSPA”). These GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights, including having no expiration date until such time as they are no longer classified after which they will have the normal 20-year patent protection. The company also has nine pending patent applications and one provisional patent application which is undergoing conversion to its non-provisional form. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage.

Following successful completion of work on the STTR Phase I contract with the U.S. Army and the research grant by the U.S. Marine Corps in 2022, AE was awarded additional contracts in 2023, and payments due for the final deliverables under the Marine Corp grant have been transferred to a new contract executed during the first quarter of 2024, all as detailed below.

Effective March 12, 2024, a grant previously awarded to Applied Energetics, Inc. from a U.S. Department of Defense customer has been transitioned into a contract. The original grant had a two-year period of performance. The new contract supersedes the May 2022 grant and carries a ceiling value of $1,217,535 under a base period of performance through November 11, 2024 and a 12-month unfunded option period that ends November 11, 2025. The company intends to provide additional information in a Current Report on Form 8-K upon approval from the government agency.

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

AE’s team continues to be invited to, and complete, multiple briefings focused on our capabilities and our submissions and to submit contract proposals. Following the closures of government agencies during the Covid -19 pandemic, the government has been reviewing and processing proposals and holding in-person meetings for briefings where appropriate. However, this positive action by the agencies could be reversed in the event of a resurgence of Covid or other national health emergency. Any changes to reinstate the closures or work-from-home orders could again hamper the ability of the AE team to schedule on-site briefings for our proposals undergoing review.

Neither of the US federal budgets for 2023 or 2024 were approved by Congress by the start of the corresponding U.S. federal government fiscal year, which is October 1 of the preceding year. In both 2022 and 2023, Congress passed, and the president signed, continuing resolutions (“CRs”), to extend federal government funding. specified dates. The final Defense Appropriations Bill for fiscal 2023 was signed into law on December 29, 2022 and included increases in areas of particular interest to the company.

For fiscal year 2024, which started on October 1, 2023, the National Defense Authorization Act (NDAA) was delayed and finally approved on December 22, 2023 (HR 2670), but the Defense Appropriations bill was not approved at that time. The NDAA sets defense spending policies, and the appropriations bills fund government spending. This impacts all proposals under review by the Department of Defense. On September 30, 2023, President Biden signed a Continuing Resolution (CR), HR 5860, which extended the government operations through November 17, 2023, and he then signed three further CRs, including HR 6363 on November 11, 2023 extending through January 19, 2024, HR 2872 extending through March 1, 2024, and HR 7463, extending through March 8, 2024, as to four of the 12 annual budget bills, and through March 22, 2024 for the remaining eight. On March 23, 2024, the Defense Appropriations Bill was passed and signed by President Biden which will ensure the US government is funded through September 30, 2024 and that new government contracts can be funded during the 2024 fiscal year. Delays and uncertainty around funding may delay allocation of funds or pose a payment risk for the company with respect to any grants or agreements under which we are already working.

Strategic Plan and Analysis

The core of our strategy has been to continue growing our management and science teams with highly qualified individuals. This has driven our recruitment efforts in the areas of R&D, science, modeling and simulation, marketing and finance. We are also contemplating adding members to our Board of Directors and our Board of Advisors. Our board and leadership team have worked to align key innovations with our roadmap to encourage and enable internal filing for a broad, strategic, and robust intellectual property portfolio and continue surveying the literature for acquisitions of parallel intellectual property to that end. We also intend to pursue strategic corporate acquisitions in related fields and technology. The company’s management continues to explore any favorable equity financing opportunities.

Our goal with the Applied Energetics Strategic Plan is to increase the energy, peak power and frequency agility of USP optical sources while decreasing the size, weight, and cost of these systems. We are in the process of developing this breadth of very high peak power USP lasers and additional optical sources that have a very broad range of applicability for threat disruption for the Department of Defense, commercial, and biomedical applications, such as biophotonic illumination and imaging. Although the historical market for Applied Energetics’ LGE and USP technology is the U.S. Government, the USP technologies are expected to provide numerous platforms for commercial additive and subtractive manufacturing and biomedical and imaging markets, creating a substantially larger market for our products to address. Since 2020, the Applied Energetics team has been able to develop partnership and teaming arrangements with the three leading laser and optics institutes in the United States, namely, the University of Arizona, the University of Central Florida, and the University of Rochester Laboratory for Laser Energetics. Our desire is to work on programs jointly where the strengths of each organization can assist in escalating knowledge and delivery of systems to the government sponsors and to train the next generation of scientists and engineers to work in the directed energy fields.

We have continued to execute our business development plans, further our research and development program and submit filings for intellectual property and proposals for grants and contracts. During the past several years, we continued to submit proposals and have been engaged in meetings on a continuous basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. Having received a significant research grant and several contracts since the second quarter of 2022, we believe the interest in our technology and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision of the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

Through our analysis of the market, and in discussions with potential customers, we remain convinced that customers are becoming more receptive and interested in directed energy technologies. According to the US Department of Defense fiscal budgets from 2017 through 2023, its directed energy spending grew from approximately $500 million in 2017 to over $1.695 billion in 2023, an increase of nearly 240%. Market analysis and projections have estimated that this directed energy sector is anticipated to reach $17.8 billion globally by 2028. We continue to be optimistic about our future and the growing opportunities in directed energy applications, especially since this growth to nearly $1.7 B annually is being accomplished without a recognized Program of Record (POR) for directed energy platforms. We believe that once these technologies are funded in production for a POR, these DOD budgets for directed energy will grow exponentially larger to support the technology insertion. The Applied Energetics team anticipates a continuation of strong funding for the directed energy community. With our existing patent portfolio, and through further advancements of our technologies, we believe we have the substantial building blocks needed to become a significant and successful developer in the USP marketplace.

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

Results of Operations

Our consolidated financial information for the years ending December 31, 2023 and 2022 is as follows:

	2023	2022
Revenue	$2,631,443	$1,307,757
Cost of revenue	637,697	305,675
Gross Profit	1,993,746	1,002,082
Operating expenses:
General and administrative	8,771,901	6,129,781
Selling and marketing	384,231	321,384
Research and development	233,722	320,506
Total operating expenses	9,389,854	6,771,671
Other income/(expenses):
Other income	45,673	1,674
Interest (expense)	-	(3,727)
Other income/(expense)	45,673	(2,053)
Loss before provision of income taxes	(7,350,435)	(5,771,642)
Provision for income taxes	-	-
Net loss	$(7,350,435)	$(5,771,642)

Revenue

Revenue increased by approximately $1,323,000, or 101%, to approximately $2,631,000 for the year ended December 31, 2023, from $1,308,000 for the year ended December 31, 2022. The increase represents two additional contracts that we received and commenced performing in May 2023 and August 2023.

Cost of Revenue

Cost of revenue increased by approximately $332,000, or 109%, to approximately $638,000 for year ended December 31, 2023, from $306,000 during the year ended December 31, 2022. This represents costs directly associated with the grant that the company commenced in June 2022 and the additional contracts that were commenced in May 2023 and August 2023.

General and Administrative

General and administrative expenses increased approximately $2,642,000, or 43%, to $8,772,000 for the year ended December 31, 2023, compared to approximately $6,130,000 for the year ended December 31, 2022, primarily due to a decrease of approximately $20,000 in insurance expenses, an increase in salaries and employee benefits of approximately $1,050,000, in consulting for stock-based comp $1,224,000, in depreciation expense of approximately $54,000, in rent $135,000, and in legal of $198,000.

Selling and Marketing

Selling and Marketing expenses increased approximately $63,000, or 20%, to $384,000 for the year ended December 31, 2023, compared to approximately $321,000 for the year ended December 31, 2022, primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as the addition of other consultants in this field.

Research and Development

Research and development expenses decreased approximately $87,000, or 27%, to $234,000 for the year ended December 31, 2023, compared to approximately $321,000 for the year ended December 31, 2022, primarily due to transitioning personnel from research and development to commercialization activities due to additional contracts awarding during the year. This transition is reflected in a portion of the increase in cost of revenue.

Other Income/(Expense)

Other income increased approximately $48,000, or 2,400%, to $46,000 for the year ended December 31, 2023, compared to other expenses of $2,000 for the year ended December 31, 2022, primarily due to holding cash in short-term money market funds with Franklin Templeton Institutional Services.

Net Loss

Our operations in 2023 resulted in a net loss of approximately $7,350,000, an increase of approximately $1,578,000, or 27%, compared to the approximately $5,772,000 net loss for the year ended 2022, primarily due to increases in general and administrative and selling and marketing expense, partially offset by higher revenue and a decrease in research and development expenses.

Trend Discussion

During the year ended December 31, 2023, as we received our ONR contract and a Phase II STTR contract with the Army, we recognized revenues as we performed these services and also recorded related costs. Costs under these contracts continue to be affected by ongoing supply chain disruptions, and shortages of items like semiconductor chips, and related systemic issues, and general inflation although to a lesser extent than in 2022. In particular, micro-electronic and semiconductor chip shortages are still impacting supply chains, and as such, can impact our ability to execute and deliver technology to meet demands of our customers. Certain optical transmitting components are also in short supply. These costs and supply issues also may affect any internal research and development programs, and we anticipate that they will continue for at least the near term.

Our costs and the timing of our performance under grants and contracts continue to be affected by trends in the US labor market, particularly, recruiting of scientists and technicians. We had observed some limited availability in this market in 2022 with some improvement in 2023, and we anticipate being able to locate and retain the necessary personnel for the foreseeable future.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2023, the company had total current assets of $2,035,656 and total current liabilities of $927,382, resulting in a working capital surplus of $1,108,274. At December 31, 2023, we had $1,319,526 of cash and cash equivalents, a decrease of $4,320,782 from $5,640,308 at December 31, 2022.

During the year ended December 31, 2023, the net cash outflow from operating activities was $3,450,653. This amount was comprised primarily of our net loss of $7,350,435. This was offset by non-cash stock-based compensation expense of $3,493,397, amortization of prepaid assets of $202,354, depreciation and amortization expense of $127,639, and the amortization of right of use assets of $143,602. Additionally, net cash used from changes in assets and liabilities totaled $67,210. This included an increase in accounts receivable $214,643, increase in prepaid and deposits of $257,918, and a decrease in operating lease liabilities of $112,050. This is offset by an increase in accounts payable of $195,988, an increase in deferred revenue of $308,908 and accrued expenses and compensation of $12,505.

During the year ended December 31, 2023, the net cash outflow from investing activities was $369,267. This was for the purchase of equipment.

During the year ended December 31, 2023, net cash outflow from financing activities was $500,862, which consisted mainly of repayment of our note payable of $555,541, payment of $136,671 to the IRS for tax withholding related to the share settlement of RSUs issued to employees, offset by $155,541 in proceeds from note payable for insurance premium financing and $35,809 in proceeds from the exercise of options.

Based on the company’s current business plan, we believe our cash balance as of the date of this report, along with anticipated revenues from our contract anticipated contract revenue, will be sufficient to meet the company’s anticipated cash requirements for the near term. However, we cannot be certain that the current business plan will be achievable.

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

Additionally, international, macroeconomic events, including the Russian military action in Ukraine and related economic sanctions around the globe could impact the company’s ability to source necessary supplies and equipment which could materially and adversely affect our ability to continue as a going concern. These events may also impair our ability to raise capital, including as a result of increased market volatility, or decreased market liquidity, which also affects the company’s ability to continue as a going concern. Third-party financing may become unavailable on terms acceptable to the company or at all. The impact of such events on the world economy and the specific impact on the company’s financial position and results of operations are difficult to predict. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Budgeting for upcoming expenses and costs of supplies and equipment needed to perform our existing, and any future, grants or contracts requires that we estimate factors such as inflation and geo-political events that affect such expenses and costs. Although inflation generally moderated in 2023, the cost of labor continues to increase across certain sectors of the US and global economy which may drive up our general and administrative expenses as well as the cost of personnel working directly and indirectly on our grants and contracts, particularly given the highly skilled nature of this work. Inflation has also impacted the price of supplies and materials we must purchase in order to perform grants and contracts, some of which may have been bid on based on cost structures which were submitted during periods of lower inflation. In addition, geo-political events have further limited the number of countries from which we can source certain supplies and equipment. These limitations can range from outright prohibitions to strong discouragement based on potentially sensitive information. We continually monitor these events and the markets for needed supplies in order to make the best estimates possible, both in our internal budgeting and in any bids or proposals we submit.

Contractual Obligations:

The following table summarize our contractual obligations and other commercial commitments as of December 31, 2023:

	Payment by Period
	Total	Less than 1 Year	1 to 5 Years

Notes payable	$-	$-	$-
Due to affiliate	50,000	50,000	-
Leases	1,431,000	262,000	1,169,000
Total	$1,481,000	$312,000	$1,169,000

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

On June 7, 2023, the company entered into an amendment to extend the term of the original lease from April 26, 2026 to July 31, 2028. Included in the lease amendment is extension space commencing on August 1, 2023. As of August 1, 2023, the company has secured additional square footage in the amount of 9,805 square feet. The initial base rent for the expansion space was $9.10 per rentable square foot for year one, and escalated to $10.20 in year two, $11.30 in year three, $12.40 in year four and $13.50 in year five, plus certain operating expenses and taxes.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at an initial rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly. We have not paid dividends commencing with the quarterly dividend due August 1, 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure is cured. Dividends due as of December 31, 2023, and March 25, 2024, were approximately $363,000 and $373,000, respectively.

The holders of the Series A Preferred Stock have a right to put the stock to the company for an aggregate amount equal to the liquidation preference (approximately $340,000 plus unpaid dividends of $363,000 as of December 31, 2023, in the event of a change in control. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. As of December 31, 2023, there were 13,602 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements:

Refer to Note 3 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangement:

As of December 31, 2023, we had no significant off-balance sheet arrangements.

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

Our available cash balances are deposited in bank demand deposit accounts and money market funds. Substantially all of our cash flows are derived from our operations within the United States and today we are not subject to market risk associated with changes in foreign exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the related notes and the Report of Independent Registered Public Accounting Firms thereon, are included in Applied Energetics’ 2023 Consolidated Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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

Our management, including our Chief Financial Officer (“CFO”), has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. This assessment also took into consideration a material weakness cited by our auditors. In particular, our auditors noted lack of segregation of duties and written policies and procedures with the accounting functions and evidence of control review in that we have not designed such policies and procedures at a sufficient level to support the operating effectiveness of controls to prevent and detect potential error. To mitigate this weakness, our auditors suggested that the company continue to maintain sufficient accounting personnel to ensure segregation of duties and accurate accounting records, noting that we use an outside consultant to perform day-to-day review function and that we create, document and maintain policies and procedures. Our management intends to take this guidance into consideration as we work to resolve this weakness. Based on our assessment under the criteria described above, the CFO has concluded that our internal control over financial reporting was not effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit smaller reporting companies to provide only management’s attestation in an Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2023, that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the year ended December 31, 2023, certain of our officers and directors adopted Rule 10b5-1 trading arrangements as follows:

On June 12, 2023, Bradford T. Adamczyk, Executive Chairman, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that took effect on September 15, 2023, and is designed to be in effect until July 15, 2024, with respect to the sale of up to 1,400,000 shares of the company’s common stock all of which underlie stock options held by Mr. Adamczyk. Through March 21, 2024, Mr. Adamczyk has sold 70,000 shares under the plan, consisting of 0.9% of shares he beneficially owns.

On June 12, 2023, Adamczyk Family 2021 LLC (the “Adamczyk LLC”), an entity controlled by Bradford T. Adamczyk, the company’s Executive Chairman, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that took effect on September 15, 2023, and is designed to be in effect until July 15, 2024 with respect to the sale of up to 800,000 shares of the company’s common stock all of which underlie stock options earned by Mr. Adamczyk for services to the company and held by the Adamczyk LLC. No shares have been sold under this plan as of March 21, 2024.

On June 15, 2023, Gregory J. Quarles, President and Chief Executive Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that took effect on September 21, 2023, and is designed to be in effect until July 15, 2024 with respect to the sale of up to 1,300,000 shares of the company’s common stock all of which underlie stock options held by Dr. Quarles. Through March 21, 2024, Mr. Quarles has sold 50,000 shares under the plan, consisting of 0.7% of shares he beneficially owns.

On June 14, 2023, Mary P. O’Hara, General Counsel, Chief Legal Officer, and Secretary adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that took effect on September 21, 2023, and is designed to be in effect until July 15, 2024 with respect to the sale of up to 550,000 shares of the company’s common stock all of which underlie stock options held by Ms. O’Hara. No shares have been sold under this plan as of March 21, 2024.

On June 15, 2023, Stephen W. McCahon, Chief Science Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that took effect on September 15, 2023, and is designed to be in effect until March 14, 2024 with respect to the sale of up to 2,100,000 shares of the company’s common stock held by Dr. McCahon. The plan expired in accordance with its terms on March 14, 2024. No shares were sold under this plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officer and directors:

Name	Age	Principal Position	Director Term Expiring in
Bradford T. Adamcyzk	55	Director and Executive Chairman	2.5 years
Gregory J. Quarles	62	Director, President and Chief Executive Officer	2.5 years
Christopher, Donaghey	51	Chief Financial Officer	N/A
Jonathan R. Barcklow	40	Director	1.5 years
John E. Schultz Jr.	70	Director	Less than one year
Mary P. O’Hara	57	Director, General Counsel, Chief Legal Officer and Secretary	2.5 Years
Stephen W. McCahon	64	Chief Science Officer	N/A

Messrs. Adamczyk and Barcklow joined the board in March 2018. Mr. Schultz joined the board in November 2018. Dr. Quarles joined the board in May 2019. Ms. O’Hara joined the board in August 2021. On March 25, 2024, Mr. Barcklow tendered his resignation from the board, effective April 1, 2024. The company accepted Mr. Barcklow’s resignation which was not in connection with any disagreement regarding company policies or other dispute.

Bradford T. Adamczyk: Mr. Adamczyk was elected as the company’s Chairman in May 2019 and Executive Chairman in November 2021. He served as Principal Executive Officer from August 6, 2018, until becoming Chairman and was elected as a company director on March 8, 2018. Mr. Adamczyk has over 25 years of experience in investments and financial analysis. He founded MoriahStone Investment Management in 2013. MoriahStone Investment Management specializes in both public equities and small-cap private companies. He has also served on the board of advisors of BroVo Spirits, LLC since 2014, becoming its Chairman in 2018. Prior to founding MoriahStone, he was a senior securities analyst at Columbus Circle Investors in Stamford, CT, where he focused on technology investments. Mr. Adamczyk started his financial career at Morgan Stanley. Additionally, Mr. Adamczyk helped drive the initial recapitalization efforts of Applied Energetics in 2018. He was part of the team that led the 2018 proxy of AE, establishing a new company board and management team and recapitalizing the company to pursue the development of its technology and IP portfolio. He received his undergraduate degree from Western Michigan University, graduating Magna Cum Laude, and his MBA from the University of Michigan.

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

Christopher Donaghey: Mr. Donaghey has served as the company’s Chief Operating and Financial Officer since July 2022. He is an experienced financial executive with extensive experience in the defense industry. Mr. Donaghey most recently served as senior vice president and head of corporate development for Science Applications International Corporation (SAIC), a defense and government agency technology integrator, where he was responsible for executing the company’s mergers and acquisitions (M&A) and strategic ventures strategy. He joined SAIC in 2017, as senior vice president of finance for SAIC’s operations. Mr. Donaghey is also a Founder and Executive Board member of the Silicon Valley Defense Group, a non-profit organization whose mission is to create the nexus of pioneering ideas, people, and capital that will unlock new sources of innovation for national security and power the digital evolution of the defense industrial base. Prior to joining SAIC, Donaghey was Vice President of Corporate Strategy and Development for KeyW Corporation, a national security solutions provider for the intelligence, cyber and counterterrorism communities, where he guided the overall corporate strategy, M&A, and capital markets activities. Mr. Donaghey was also a senior research analyst for SunTrust Robinson Humphrey Capital Markets during which time, he was ranked the number one defense analyst and number two analyst overall for stock selection by Forbes/Starmine in 2005 and was named in the Wall Street Journal Best on the Street survey in 2005, 2008, and 2009.

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

Jonathan R. Barcklow: Mr. Barcklow served as the company’s Vice President and Secretary from November 2018 until September 2022, and was elected as a company director on March 8, 2018. Mr. Barcklow has over 15 years of experience in advisory and management consulting services in federal defense and civilian agencies. He has spent his career in consulting services with both PriceWaterhouseCoopers and KPMG, LLP. Mr. Barcklow has worked at KPMG since 2010 and currently serves as the Managing Director within KPMG’s Federal Management Consulting group leading their Defense Mission Services portfolio. In leading this $30M portfolio, Mr. Barcklow is responsible for every facet of the businesses operations, management, profitability and growth planning and oversees a diverse workforce of 150 professionals Over his career, Mr. Barcklow has been a consultant for a number of federal agencies, including the Department of Veterans Affairs, Department of Homeland Security, Federal Emergency Management Agency, National Science Foundation, Department of the Navy, US Marine Corp, US Air Force, Defense Logistics Agency, Office of the Secretary of Defense, and the Deputy Chief Management Office. His portfolio primarily focused on large-scale strategic transformations, technology and innovation, including big data, advanced analytics, AI and machine learning, blockchain, and Internet of Things (IoT) within DoD entities. Additionally, Mr. Barcklow helped drive the initial recapitalization efforts of Applied Energetics in 2018 and developed the initial 12-month execution plan for the company’s turnaround. Mr. Barcklow graduated from the University of Virginia.

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

Mary P. O’Hara: Ms. O’Hara was appointed to the Board of Directors on August 20, 2021, upon the board’s decision to expand its number to five members. Ms. O’Hara was appointed General Counsel and Chief Legal Officer in January 2022 and Secretary in September 2022. She has been in private law practice for over thirty years and has broad experience in all facets of securities, corporate and commercial law. Prior to her joining the company full-time, she was affiliated with the law firm of Masur, Griffitts, Avidor, LLP and has represented the company for several years. Previously, she was a partner at Hodgson Russ LLP and an associate at Fulbright & Jaworski LLP (now known as Norton Rose Fulbright) and Mayer Brown & Platt, LLP (now known as Mayer Brown LLP). Ms. O’Hara has a J.D. from New York University School of Law and a B.A. in Economics, magna cum laude, from the University of New Mexico.

Stephen W. McCahon: Dr. Stephen McCahon has served as the Company’s Chief Science Officer since May 1, 2023. Dr. Stephen McCahon has been a scientific researcher, technology developer, and entrepreneur for over 30 years. He has co-authored more than 50 scientific publications and has more than 30 patents issued, patents pending, or invention disclosures in preparation for patent submission. He was an original founder of Applied Energetics, Inc. and then returned to the Company to serve as our Chief Scientist, pursuant to a Consulting Agreement, dated as of May 24, 2019, providing input into the strategic direction of the Company and assistance in building relationships in the defense markets. Dr. McCahon was a Member of the Research Staff in the Optical Physics Department at the Hughes Research Laboratory in Malibu, California from 1986 to 1996 performing basic research in the area of optical physics and non-linear optical materials. In 1996, Dr. McCahon moved to Raytheon (Hughes) Missile Systems Co, in Tucson, AZ during which time as was significantly responsible for the successful creation and development of the Directed Energy Weapons Product Line and served as its Chief Scientist. He left Raytheon in 2002 to co-found Applied Energetics Inc. in Tucson, AZ to develop Directed Energy Weapons for the DoD including very high energy and average power USP laser sources and Laser Guided Energy (LGE® technologies. In April 2010, Dr. McCahon left Applied Energetics to form Applied Optical Sciences where he developed technologies related to the application of optical physics to a broad range of areas, including photonics and USP laser development. From February 2016 through May 2019, he served as a consultant to the Company. Since February 2016, he has served as a consultant to the Applied Energetics Board of Directors. In 2019 Applied Energetics purchased his company Applied Optical Sciences and integrated it into Applied Energetics where Dr. McCahon currently serves as its Chief Scientist. Dr. McCahon is a graduate the University of Southern California (BSEE, MSEE) holds a Ph.D., Photonics, Inter-disciplinary Physics and Electrical Engineering from the University of Iowa.

Newly Elected Director

On March 25, 2024, our Board of Directors voted by Unanimous Written Consent to elect Michael J. Alber to serve as a director. Mr. Alber’s term is to commence on April 1, 2024.

Mr. Alber has an extensive career spanning over 35 years in corporate finance, capital markets, treasury, risk allocation and mergers and acquisition experience. Most recently he was the Chief Financial Officer for First Light Acquisition Group (NYSE: FLAG), a special purpose acquisition company. He previously served on the SSA (Special Security Agreement) of AceInfo Tech (subsidiary of Dovel Technologies) and advisory board of Sincerus Global Solutions. Prior to 2020 he was the Chief Financial Officer and Executive Vice President of KeyW (NASDAQ: KEYW) from June 13, 2016, until its sale to Jacobs (NYSE: J) in 2019. During this period, he led several capital market transactions along with two strategically important M&A transactions, one that resulted in a record setting sale multiple and change in control.

Mr. Alber served as a Principal with Growth Strategy Leaders, a business and financial consulting firm (specializing in M&A and due diligence support), from April 2015 to May 2016, and as Chief Financial Officer and SVP at Engility Corporation (NYSE: EGL) a $2.5 billion technology services and solutions provider to both U.S. Government and International customers from May 2012 to March 2015. During this period, he supported the company’s spin-out from L3 Technologies as a stand-alone publicly traded company. Also, during this period, he led the financial and capital market activities related to two transformational M&A transactions, including one that resulted in a change in control. Prior to Engility, Mr. Alber held the position of Chief Financial Officer and Treasurer at Alion Science and Technology from 2007 to 2012. He has also held senior executive positions at SAIC (NYSE: SAIC) for 18 years, where he served as a Senior Vice President and Group CFO, and prior to that was Director of Finance at Network Solutions, Inc.

Mr. Alber received his Bachelor of Science degree from George Mason University in Business Administration with a concentration in finance and subsequently completed an Advance Management Program (AMP) at Georgetown University’s McDonough School of Business.

As compensation for his services on the Board, the company intends to issue to Mr. Alber options to purchase up to 250,000 shares of its common stock at an exercise price equal to the fair market value on the date of grant. These options will be subject to vesting in the amount of 100,000 shares on the first anniversary of his service and 75,000 on each of the second and third anniversaries of his service and to further terms and conditions as set forth in a Nonqualified Stock Option Agreement to be entered into between the company and Mr. Alber under the company’s 2018 Equity Incentive Plan. Mr. Alber has not entered into any related party transactions with the company.

Directors Qualifications, Experience and Skills

Our directors bring to our Board a wealth of executive leadership experience and technical knowledge derived from their service, respectively, as senior executives, founders of industry and legal or financial professionals. Our board members have demonstrated strong business acumen and an ability to exercise sound judgment and have a reputation for integrity, honesty and adherence to ethical standards. When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the company’s business and structure, the Board of Directors focuses primarily on the information discussed in each of the Directors’ individual biographies set forth above and the specific individual qualifications, experience and skills as described below:

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Applied Energetics, and any persons who own more than ten percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC. Officers and directors of Applied Energetics, and greater than ten percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based on a review of these filings, the initial Form 3 and a Form 4 for the company’s Chief Science Officer and a Form 4 reporting a change in ownership for our Chief Financial Officer, were filed after their respective deadlines. The company does not believe any other officers or directors failed to timely file any required forms under Section 16(a) during the year ended December 31, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses the compensation for the persons who served as our Executive Chairman, President and Chief Executive Officer, Chief Operating and Financial Officer, General Counsel, Chief Legal Officer and Secretary, and Chief Science Officer for the years ended December 31, 2023 and 2022. Dr. Quarles has been our Chief Executive Officer since May 6, 2019 and was elected President as of January 2022. Ms. O’Hara was appointed General Counsel and Chief Legal Officer in January 2022 and Secretary in September 2022. Mr. Donaghey was appointed Chief Operating and Financial Officer in July 2022. Mr. Adamczyk received compensation as a director as set forth under Director Compensation below.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation (1)	Total
Bradford T. Adamczyk,	2023	$-		$-	$-		$-	$-	$-
Executive Chairman	2022	$-		$-	$-		$-	$-	$-

Gregory J Quarles,	2023	$400,000		$-	$-		$-	$-	$400,000
President and Chief Executive Officer	2022	$353,632		$95,000	$3,850,454	(1)	$-	$-	$4,299,086

Christopher Donaghey,	2023	$350,000		$-	$-		$-	$-	$350,000
Chief Operating and Financial Officer	2022	$145,833		$-	$920,000	(2)	$1,977,796	$-	$3,043,629

Mary P. O’Hara,	2023	$250,000		$-	$-		$-	$-	$250,000
General Counsel, CLO and Secretary	2022	$250,000		$-			$1,301,130	$-	$1,551,130

Stephen McCahon,	2023	$300,000	(3)	$-	$-		$-	$-	$300,000
Chief Scientist	2022	$250,000	(3)	$-	$-		$-	$-	$250,000

(1)	This award represents 1,954,545 restricted stock units (RSUs) issued to Dr. Quarles, pursuant to a Restricted Stock Unit Agreement, dated as of November 29, 2022, in connection with the amendment to his Executive Employment Agreement. These RSUs vest in equal annual installments over four years. If either party terminates the agreement at any time prior to the last date of the term, then the units will vest, pro rata, for each month served since the most recent prior annual vesting date.

(2)	Stock awards for Mr. Donaghey in 2022 partly consisted of options to purchase up to 750,000 shares of common stock at an exercise price of $2.40 per share, all of which were for his service on the Board of Advisors and which he forfeited upon his appointment as Chief Financial Officer. Stock awards granted in 2022 are for his service as Chief Financial Officer and consist of 400,000 RSUs and options to purchase up to 1,000,000 shares of common stock at an exercise price of $2.36 per shares. Each of these RSUs and options vest in equal annual installments over four years, subject, however, to pro rata monthly vesting in the event of his termination under certain circumstances.

(3)	This amount reflects compensation received by Dr. McCahon pursuant to the Consulting Agreement with SWM Consulting LLC, an entity which he controls, through April 30, 2023 and pursuant to his Executive Employment Agreement from May 1 through December 31, 2023.

Director Compensation

The following table discloses our director compensation for the years ended December 31, 2023 and 2022:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total
Bradford T. Adamczyk,	2023	$215,000	$-	$-	$-	$215,000
Executive Chairman	2022	$215,000	$-	$-	$-	$215,000

Jonathan R. Barcklow,	2023	$110,000	$-	$-	$-	$110,000
Vice President and Secretary(1)	2022	$110,000	$-	$-	$-	$110,000

John E. Schultz, Jr.	2023	$90,000	$-	$-	$-	$90,000
	2022	$90,000	$-	$-	$-	$90,000

(1)	Mr. Barcklow served as Vice President and Secretary until September 8, 2022, upon which Ms. O’Hara assumed the office of Secretary, and the board determined to eliminate the position of Vice President. On March 25, 2024, Mr. Barcklow tendered his resignation from the board, effective April 1, 2024.

Board Considerations in Determining Salaries

Our executive compensation program is designed to attract, retain, and incentivize talented executives with a dedication to achieving our scientific and strategic objectives. Our 2023 compensation program consisted primarily of base salary as we awarded certain officers time vesting equity during the prior year. Compensation of our named executive officers is primarily determined by compensation levels in the market for their services, among large- and small-cap defense and technology companies. The Board considers recommendations from various outside consultants and other informed sources in making compensation decisions. Aligning executive compensation with stockholder interests is a key consideration for our compensation program. As we continue to grow, we anticipate developing and evolving our compensation program around specific objectives and key responsibilities with metrics and compensation targets.

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

As of May 1, 2023, we entered into an Executive Employment Agreement with Dr. Stephen W. McCahon setting forth the terms of his service as Chief Science Officer. The agreement is for an initial term through December 31, 2025, and is renewable thereafter for sequential one-year periods unless terminated by either party. The agreement may be terminated by the company for “cause” or by McCahon for “Good Reason” both of which terms are defined in the agreement.

The agreement calls for a cash salary of $300,000 annualized for 2023, $325,000 for 2024 and $350,000 for 2025, plus standard benefits. Dr. McCahon’s salary is payable monthly. The agreement also requires the company to reimburse certain out-of-pocket expenses. In the event that we terminate the agreement for cause or he terminates without Good Reason, he will receive base compensation and expense reimbursement through the date of termination but will forfeit any unvested equity compensation.

Prior to entering into his Executive Employment Agreement described above, Dr. McCahon served as our Chief Scientist, pursuant to a Consulting Agreement, dated as of May 24, 2019 (the “SWM Consulting Agreement”), by and between the company and SWM Consulting LLC, of which he is the principal. The SMW Consulting Agreement provided for a combination of cash and equity compensation. The SWM Consulting Agreement provided for cash compensation of $180,000 for the first year and $250,000 during each of the second and third years of the term. Under the SWM Consulting Agreement, the company also repurchased 5,000,000 shares if its common stock, issued to Dr. McCahon in 2016 under a prior Consulting Agreement, at a price of $0.06 per share based on the company share price at the time of the SWM Consulting Agreement. 5,000,000 of an additional 15,000,000 shares held by Dr. McCahon are subject to a lock-up and released pro rata each month during the term of the agreement which may be accelerated in the event of termination other than for cause or a change in control. Effective May 23, 2022, the company and Dr. McCahon agreed to an extension of the SWM Consulting Agreement upon the same general terms and conditions. On January 17, 2023, the company amended the SWM Consulting Agreement. The amendment was effective as of January 1, 2023, provided for an extended term of three years, commencing on that date, and increased compensation under the agreement to $300,000, $325,000 and $350,000 per year for the first, second and third years of the extended term, respectively. The Consulting Agreement terminated upon execution of Dr. McCahon’s Executive Employment Agreement described above. Thus Dr. McCahon’s current compensation under his Executive Employment Agreement is commensurate with what he was to receive under the SMW Consulting Agreement.

Effective May 24, 2019, and in connection with the entry into the SWM Consulting Agreement, the company entered into an Asset Purchase Agreement with Applied Optical Sciences, Inc. (“AOS”), an Arizona corporation of which Stephen W. McCahon is the majority stockholder. The Asset Purchase Agreement provided for purchase of specified assets from AOS, including principally intellectual property, contracts and equipment in exchange for consideration consisting of (i) cash in the amount of $2,500,000.00, payable in the form of a Promissory Note, secured by the assets, and (ii) warrants to purchase up to 2,500,000 shares of Applied Energetics’ common stock at an exercise price of $0.06 per share. The Promissory Note was initially payable in six-month installments, with the first payment being due on the first anniversary of the note but was amended in February 2021 to extend the maturity date by six months and restructure the payment to time up to the adjusted maturity date. The amendment also called for waiver of any late payment penalties for the first two payments. The company made the first three payments of $500,000 each on February 10, 2021, May 24, 2021, and November 19, 2021, respectively. Effective May 23, 2022, the parties further amended the Promissory Note to extend the maturity date by an additional six months and to further restructure the remaining payments due thereunder to be monthly at $100,000 each with the final such payment being due on April 24, 2023. Accordingly, the company paid the Promissory Note in full in April 2023.

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

Grants of Plan-Based Awards

The company did not grant any plan- or nonplan-based awards to our named executive officers during the fiscal year ended December 31, 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the named executives at December 31, 2023:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Bradford T. Adamczyk	4,960,000	-	$0.07	11/12/2028
Gregory J. Quarles(1)	4,970,000	-	$0.35	4/18/2029
Christopher Donaghey(2)	150,000	-	$0.35	4/29/2029
	200,000	-	$0.61	5/12/2031
	250,000	750,000	$2.36	7/13/2032
Mary P. O’Hara	280,000	80,000	$1.27	8/20/2031
	320,000	320,000	$2.40	1/1/2032
Stephen W. McCahon	-	-	-	-

(1)	Dr. Quarles also holds Restricted Stock Units covering 1,954,545 shares of the company’s common stock which are subject to time and milestone vesting and terminate in November 2032.

(2)	Mr. Donaghey also holds Restricted Stock Units covering 300,000 shares of the company’s common stock which are subject to time vesting.

In addition to the foregoing, as of December 31, 2023, Jonathan Barcklow, a director, held options to purchase up to 5,000,000 shares of common stock, and John Schultz, also a director, held options to purchase up to 2,500,000 shares of common stock, each at an exercise price of $0.07 per share and both of which expire on November 12, 2028. Details regarding these options are set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below.

Payments upon Termination or Change-In-Control

There are no termination or change in control agreements in place that would require payments

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2023, none of our executive officers served on the Board of Directors or the Compensation Committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 19, 2024:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 1, 2024, upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options which are currently held by that person and which are exercisable within such 60-day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 211,362,688 shares outstanding on March 19, 2024.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)

Bradford T. Adamczyk	7,165,081	(2)	3.3%
Gregory J. Quarles	6,894,545	(3)	3.2%
Jonathan R. Barcklow	6,000,000	(4)	2.8%
John E. Schultz Jr.	4,320,000	(5)	2.0%
Stephen W. McCahon	14,407,861	(6)	6.8%
Mary P. O’Hara	693,333	(7)	*
Kevin T. McFadden	12,100,000	(8)	5.7%
Christopher Donaghey	733,559	(9)	*

All directors and executive officers as a group (7 persons)	40,187,713		17.2%

*	Less than one percent.

(1)	Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options or warrants held by that person that are exercisable within 60 days of the Record Date.

(2)	Based on information contained in a Form 4, filed with the SEC on February 20, 2024. Includes 1,563,599 shares held by Moriah Stone Global L.P., which is controlled by Mr. Adamczyk. Also includes 4,920,000 shares underlying options, 3,500,000 of which are held in the name of the Adamczyk Family 2021 LLC.
(3)	Includes options to purchase up to 4,940,000 shares of common stock, which are fully vested, and Restricted Stock Units covering 1,954,545 shares of common stock, which are subject to vesting upon the occurrence of certain milestones.
(4)	Includes 5,000,000 shares underlying options. On March 25, 2024, Mr. Barcklow tendered his resignation from the board, effective April 1, 2024.
(5)	Based on information contained in a Form 4, filed with the SEC on May 30, 2023. Includes 500,000 shares held by Oak Tree Asset Management Ltd., which is controlled by Mr. Schultz, and 720,000 shares held by Mary Schultz, Mr. Schultz’s wife, in her IRA. Also includes 2,500,000 shares underlying options. 500,000 of Mr. Schultz’s shares are held in an IRA.
(6)	Based on information contained in a Form 4 filed with the SEC on December 29, 2023. Includes 1,585,000 shares underlying warrants.
(7)	Based on information contained in a Form 4, filed with the SEC on January 6, 2022. All such shares underly options. Ms. O’Hara holds an additional 306,667 options which are subject to timed vesting.
(8)	Based on information known by the company and Mr. McFadden’s Schedule 13G, filed with the SEC on September 29, 2020. Includes a warrant to purchase 125,000 shares of common stock. Mr. McFadden’s address is 21 Tow Path Lane South, Richmond, VA 23221.
(9)	Based on information contained in a Form 4, filed with the SEC on September 8, 2023, and information known by the company. Does not include options to purchase an additional 750,000 shares of common stock and Restricted Stock Units covering 300,000 shares of common stock, all of which are subject to timed vesting.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2023:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	24,695,434	$0.68	23,699,167
Equity compensation plans not approved by security holders	-	-	-
Total	24,695,434	$0.68	23,699,167

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

Contractual Relationships with Related Parties

Prior to entering into his Executive Employment Agreement to serve as our Chief Science Officer in May 2023, Dr. Stephen W. McCahon served as our Chief Scientist pursuant to a Consulting Agreement with SWM Consulting LLC of which he is the principal. For a description of this Consulting Agreement, see “Directors and Executive Officers — Agreements with Named Executives” above. See also, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Dr. McCahon also holds in excess of 5% of our common stock.

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

ITEM 14. PRINCIPAL ACCOUTANT FEES AND SERVICES:

The following is a summary of the fees billed to the company by its independent registered Public Accounting firm for the years ended December 31, 2023 and December 31, 2022.

	2023	2022
Audit fees	$61,000	$54,000
Audit related fees	-	-
All other fees	-	-
Tax fees	6,000	6,000
	$67,000	$60,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

The following documents are filed or incorporated by reference as part of this report:

(a) (1) The Consolidated Financial Statements of Applied Energetics, Inc. are filed as part of this report on page F-1 following the signatures.

Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Amended and Restated Plan and Agreement of Merger entered into as of March 17, 2004, by and among U.S. Home & Garden, Inc. (“USHG”), Ionatron Acquisition Corp., a wholly-owned subsidiary of USHG, Robert Kassel (for purposes of Sections 5.9, 6.2(d), 6.2(j), 9.4 and 10.10 only), Fred Heiden (for purposes of Section 9.4 only), and Ionatron, Inc. and Robert Howard, Stephen W. McCahon, Thomas C. Dearmin and Joseph C. Hayden (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on March 24, 2004).
3.1	Certificate of Incorporation, as amended, (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-KSB for the fiscal year ended June 30, 1995).
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on April 29, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).
3.3	Certificate of Elimination of the 10% Series A Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).
3.4	Certificate of Designation of the 6.5% Series A Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).
3.5	Certificate of Ownership and Merger of Applied Energetics, Inc. into Ionatron, Inc. (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on February 20, 2008).
3.6	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007.
3.7	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 10, 2007.(incorporated by reference to Exhibit 3.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-231885)
4.1	Form of certificate evidencing Common Stock, $.001 par value, of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-38483).
4.2	Description of Registrant’s Securities (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2022)
10.1	2018 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2018 ).
10.2	Consulting and Advisory Services Agreement, effective as of February 15, 2019, by and between the Registrant and WCC Ventures, LLC (incorporated by reference to Exhibit 99 to the Registrant’s Form 8-K filed with the SEC on February 22, 2019).
10.3	Advisory Board Agreement by and between Registrant and Christopher Donaghey (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-231885).
10.4	Executive Employment Agreement, dated as of April 18, 2019, by and between the Registrant and Gregory J. Quarles (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-231885).
10.5	Master Services Agreement, effective as of July 16, 2018, by and between the Registrant and Westpark Advisors, LLC (incorporated by reference to Exhibit 99 to the Registrant’s Form 8-K filed with the SEC on July 7, 2018), as amended by the First Amendment to Master Services Agreement, dated as of April 21, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 27, 2021) and further amended by the Second Amendment to Master Services Agreement, dated January 17, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 25, 2023).

10.6	Executive Employment Agreement, dated as of May 1, 2023, by and between the Registrant and Stephen W. McCahon (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed with the SEC on May 5, 2023)
10.7	Asset Purchase Agreement, by and between the Registrant and Applied Optical Sciences, Inc. LLC (incorporated by reference to comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on May 31, 2019)
10.9	Lease Agreement, by and between the Registrant and Campus Research Corporation (incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed with the SEC on March 17, 2021.
10.10	Executive Employment Agreement, dated as of January 1, 2022, by and between the Registrant and Mary P. O’Hara (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2022).
10.11	Executive Employment Agreement, dated as of July 13, 2022, by and between the Registrant and Christopher Donaghey (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 18, 2022).
19	Insider Trading Policy
21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006).
23.1	Consent of RBSM LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Compensation Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2010).
99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009)
99.3	Audit Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 2024.

APPLIED ENERGETICS, INC.

By:	/s/ Gregory J. Quarles
Gregory J Quarles, President, and Chief Executive Officer

/s/ Christopher Donaghey
Christopher Donaghey, Chief Operating and Financial Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below on the 26th day of March 2024 by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title

/s/ Bradford T. Adamczyk	Director, Executive Chairman
Bradford T. Adamczyk

/s/ Gregory J. Quarles	Director, President and Chief Executive Officer
Gregory J. Quarles

/s/ Jonathan R. Barcklow	Director
Jonathan R. Barcklow

/s/ John E. Schultz Jr.	Director
John E. Schultz Jr.

/s/ Mary P. O’Hara	Director, General Counsel, Chief Legal Officer and Secretary
Mary P. O’Hara

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENEDED DECEMBER 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Applied Energetics, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. and Subsidiary (collectively, the “company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

RBSM LLP

We have served as the company’s auditor since 2016.

Las Vegas, NV

March 26, 2024

PCAOB ID Number 587

APPLIED ENERGETICS, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$1,319,526	$5,640,308
Accounts receivable	567,792	353,149
Other assets	148,338	92,774
Total Current Assets	2,035,656	6,086,231

Long-term assets
Security deposit	17,004	17,004
Property and equipment – net	434,563	192,935
Right of Use Asset – Operating	1,054,736	432,057
Total Long-term assets	1,506,303	641,996
Total Assets	$3,541,959	$6,728,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$312,958	$116,970
Notes payable	-	400,000
Due to related parties	50,000	50,000
Operating Lease Liability – current	166,927	113,478
Deferred Revenue	308,908	-
Accrued expenses	40,510	28,005
Accrued dividends	48,079	48,079
Total Current Liabilities	927,382	756,532

Long-term liabilities
Operating Lease Liability - non-current	994,491	393,709
Total Long-Term Liabilities	994,491	393,709
Total Liabilities	1,921,873	1,150,241

Stockholders’ equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at December 31, 2023 and December 31, 2022 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 211,236,688 and 210,848,671 shares issued and outstanding at December 31, 2023 and at December 31, 2022, respectively	211,237	210,849
Additional paid-in capital	112,223,129	108,830,982
Accumulated deficit	(110,814,294)	(103,463,859)
Total Stockholders’ Equity	1,620,086	5,577,986
Total Liabilities and Stockholders’ Equity	$3,541,959	$6,728,227

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2023	2022

Revenue	$2,631,443	$1,307,757
Cost of revenue	637,697	305,675

Gross profit	1,993,746	1,002,082

Operating expenses:
General and administrative	8,771,901	6,129,781
Selling and marketing	384,231	321,384
Research and development	233,722	320,506
Total operating expenses	9,389,854	6,771,671

Operating loss	(7,396,108)	(5,769,589)

Other income/(expense)
Other income	45,673	1,674
Interest expense	-	(3,727)
Total other income/(expense)	45,673	(2,053)

Loss before provision for income taxes	(7,350,435)	(5,771,642)

Provision for income taxes	-	-

Net loss	(7,350,435)	(5,771,642)

Preferred stock dividends	(34,005)	(34,005)

Net loss attributable to common stockholders	$(7,384,440)	$(5,805,647)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	211,084,080	208,128,246

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	13,602	$14	207,562,461	$207,562	$100,452,862	$(97,692,217)	$2,968,221
RSU restricted stock	-	-	130,417	131	(131)	-	-
Stock-based compensation	-	-	-	-	1,776,140	-	1,776,140
Common stock issued on exercise of options and warrants	-	-	162,066	162	18,907	-	19,069
Sale of common stock	-	-	2,993,727	2,994	6,583,204	-	6,586,198
Net loss for the year ended December 31, 2022	-	-	-	-	-	(5,771,642)	(5,771,642)
Balance at December 31, 2022	13,602	$14	210,848,671	$210,849	$108,830,982	$(103,463,859)	$5,577,986

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock		Common Stock		Additional Paid-In		Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital		Deficit	Equity
Balance at December 31, 2022	13,602	$14	210,848,671	$210,849		$108,830,982	$(103,463,859)	$5,577,986
Stock-based compensation	-	-	-	-		3,472,312	-	3,472,312
RSU Restricted Stock	-	-	9,584	10		21,075	-	21,085
Common stock issued on exercise of options	-	-	285,000	285		35,524	-	35,809
Common stock issued for settlement of restricted stock units	-	-	150,000	150	-	(150)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(56,567)	(57)	-	(136,614)	-	(136,671)
Net loss for the year ended December 31, 2023	-	-	-	-		-	(7,350,435)	(7,350,435)
Balance at December 31, 2023	13,602	$14	211,236,688	$211,237		$112,223,129	$(110,814,294)	$1,620,086

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,350,435)	$(5,771,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation expense	3,493,397	1,776,140
Amortization of ROU assets	143,602	112,613
Depreciation and amortization	127,639	73,519
Loss on disposal of equipment	-	14,540
Amortization of future compensation payable	-	416,666
Amortization of prepaid assets	202,354	221,352
Changes in assets and liabilities:
Accounts receivable	(214,643)	(353,149)
Prepaids and deposits	(257,918)	(270,735)
ROU liabilities	(112,050)	(76,228)
Deferred Revenue	308,908	-
Accounts payable	195,988	(78,412)
Accrued expenses and compensation	12,505	5,499
Net cash used in operating activities	(3,450,653)	(3,929,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(369,267)	(74,184)
Net cash used by investing activities	(369,267)	(74,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	6,586,193
Repayment on note payable	(555,541)	(798,988)
Proceeds from note payable	155,541	175,435
Tax withholdings related to net share settlement of RSU’s	(136,671)	-
Proceeds from the exercise of stock options and warrants	35,809	19,069
Net cash (used in) provided by financing activities	(500,862)	5,981,709
Net (decrease) increase in cash and cash equivalents	(4,320,782)	1,977,688
Cash and cash equivalents, beginning of year	5,640,308	3,662,620
Cash and cash equivalents, end of year	$1,319,526	$5,640,308
Supplemental Cash Flow Information
Cash paid for interest	$5,726	$3,727
Cash paid for taxes	$-	$-
Schedule of Non-Cash Information
Insurance financing for prepaid insurance	$155,541	$175,435
Implementation of ASC 842	$766,281	$-

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

For the year ended December 31, 2023, the company incurred a net loss of $7,350,435, had negative cash flows from operations of $3,450,653 and may incur additional future losses if the company is unable to secure significant government contracts. At December 31, 2023, the company had total current assets of $2,035,656 and total current liabilities of $927,382 resulting in working capital of $1,108,274. At December 31, 2023, the company had cash of $1,319,526.

Based on the company’s current business plan, it believes its cash balance as of the date of this filing, together with anticipated revenues from government contracts and one or more possible capital raises, will be sufficient to meet its anticipated cash requirements for the near term. However, the current business plan may prove unachievable. Such conditions raise substantial doubts about the company’s ability to continue as a going concern for one year from the date the financial statements are issued.

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

Trade conditions, such as exacerbated supplier shutdowns and delays, contribute to this uncertainty. Additionally, Russia’s military action in Ukraine, war in the Middle East, and related economic sanctions and attacks on the flow of goods and commodities around the globe could impact the company’s ability to source necessary supplies and equipment which could materially and adversely affect its ability to continue as a going concern. In addition, the company’s ability to continue as a going concern may depend on its ability to raise capital which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity. This may result in third-party financing being unavailable on terms acceptable to the company or at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of shares underlying warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 31,484,477 and 24,869,140 for the years ended December 31, 2023 and 2022, respectively.

Fair Value of Current Assets and Liabilities

The carrying amount of accounts payable approximate fair value due to the short maturity of these instruments.

Cash and Cash Equivalents

Cash equivalents are investments in money market funds or securities with an initial maturity of three months or less. We maintain our cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of December 31, 2023, $816,026 of our cash balance was uninsured.

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

APPLIED ENERGETICS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The company generates revenue from its customers by performing research and analysis services, and submits technical reports to its customers on a periodic basis summarizing the results of its findings. The company’s single performance obligation is to perform research services and provide feedback. The fee for these services was fixed.

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

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of December 31, 2023, $816,026 of our cash balance was uninsured.

NOTE 2 – NEW ACCOUNTING STANDARDS

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements related disclosures.

APPLIED ENERGETICS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTES 3 – NOTES PAYABLE

On May 24, 2019, the company entered into an Asset Purchase Agreement (the “APA”) with Applied Optical Sciences, LLC (“AOS”) to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The note was non-interest bearing and payable in equal installments. The company made the first three payments of $500,000 on February 10, 2021, May 24, 2021, and November 19, 2021, respectively. The Promissory Note was amended on May 23, 2022, which was recorded as modification of debt, to extend the maturity date by one year to, May 24, 2023 and restructure the payment to time up to the adjusted maturity date. The remaining balance of $1,000,000 as of June 30, 2022 is to be paid in ten equal installments of $100,000 over a period of ten months with the final installment to be paid on April 24, 2023. As of December 31, 2023 the company had repaid the note in full in accordance with the amended terms.

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

On March 16, 2023, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the amount of $155,541 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2023, and provided coverage for the next 12 months, expiring March 12, 2024. The loan bears interest at a fixed rate of 8.75% per annum, required the company to prepay $40,410 and appears on the balance sheet as a current asset. On April 12, 2023, the company commenced monthly principal and interest payments of $17,282, which was the first payment of nine remaining months due of $155,541. In accordance with the terms of the agreement, the final payment was made on December 6, 2023, thus, as of December 31, 2023, the outstanding balance on the note was $0.

The following reconciles notes payable as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Beginning balance	$400,000	$1,024,190
Notes payable	155,541	175,435
Accrued interest	-	(636)
Payments on notes payable	(555,541)	(798,988)
Total	-	400,000
Less-Notes payable – current	-	400,000
Notes payable – non-current	$-	$-

Subsequent to the year ended December 31, 2023, the company entered into a $199,184 financing agreement to finance its Directors and Officers insurance premiums.

APPLIED ENERGETICS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEFERRED COMPENSATION

On May 24, 2019, the company entered into the APA with AOS to acquire certain assets. As consideration for the APA, the company entered into a promissory note issued to the shareholders of AOS for $2,500,000. The company also recorded a debt discount, which is reported on the balance sheet as deferred compensation, in the amount of $2,500,000 in relation to the transaction which is being amortized over the life of the loan as compensation expense. The amortization of deferred compensation for the year ended December 31, 2023, and 2022 was $0 and $416,666, respectively. As of December 31, 2023, and 2022, the remaining deferred compensation to be amortized was $0.

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

Effective August 1, 2022, the company entered into an Executive Employment Agreement with the company’s Chief Financial Officer (“CFO”). As part of the Executive Employment Agreement, the company granted 1,000,000 options to purchase shares of common stock at an exercise price of $2.36 per share. The options vest over a period of four years and expire ten years from the date of the grant. The CFO was also granted 400,000 shares of restricted to units as part of his Executive Employment Agreement (see “Share-Based Payments” below). Further, he forfeited unvested options to purchase 950,000 shares of common stock which he had previously received for his service on the company’s Board of Advisors. The forfeiture of the unvested options resulted in the reversal of previously recorded stock-based compensation expense in the amount of approximately $176,000.

During the year ended December 31, 2023, the company issued the remaining 9,584 shares of common stock with a grant date fair value of $21,085, pursuant to a restricted stock agreement dated May 2021.

APPLIED ENERGETICS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, the company issued 100,000 shares of common stock upon the exercise of 100,000 options at an exercise price of $0.07 a share. As a result, the company received $7,000 in cash proceeds as part of the transaction.

During the year ended December 31, 2023, the company issued 75,000 shares of common stock upon the exercise of 75,000 options at an exercise price of $0.13 a share. As a result, the company received $9,750 in cash proceeds as part of the transaction.

During the year ended December 31, 2023, the company issued 10,000 shares of common stock upon the exercise of 10,000 options at an exercise price of $0.13 a share. As a result, the company received $1,300 in cash proceeds as part of the transaction.

During the year ended December 31, 2023, the company issued 10,000 shares of common stock upon the exercise of 10,000 options at an exercise price of $0.07 a share. As a result, the company received $700 in cash proceeds as part of the transaction.

During the year ended December 31, 2023, the company issued 30,000 shares of common stock upon the exercise of 30,000 options at an exercise price of $0.35 a share. As a result, the company received $10,500 in cash proceeds as part of the transaction.

During the year ended December 31, 2023, the company issued 30,000 shares of common stock upon the exercise of 30,000 options at an exercise price of $0.07 a share. As a result, the company received $2,100 in cash proceeds as part of the transaction.

During the year ended December 31, 2023, the company issued 27,934 shares of common stock upon the exercise of 27,934 options at an exercise price of $0.13 a share. As a result, the company received $3,631 in cash proceeds as part of the transaction.

During the year ended December 31, 2023, the company issued 2,066 shares of common stock upon the exercise of 2,066 options at an exercise price of $0.40 a share. As a result, the company received $826 in cash proceeds as part of the transaction.

During the year ended December 31, 2023, the restricted stock units covering 150,000 shares of the company’s common stock vested.   The company issued 150,000 and withheld 56,567 shares of common stock from the holders pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $136,671.

During the year ended December 31, 2023 and 2022, the company recognized stock-based compensation in the amount of $3,493,397 and $1,776,140, respectively.

Preferred Stock

As of December 31, 2023, and December 31, 2022, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of December 31, 2023, including previously accrued dividends included in our balance sheet are approximately $357,053  . Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

APPLIED ENERGETICS

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

We have, from time to time, also granted non-plan shares, restricted stock units and options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $3,493,397 and $1,776,140 for the years   ended December 31, 2023, and 2022, respectively, which was charged to general and administrative expense.

During the year ended December 31, 2023, the company issued incentive stock options to purchase up to 312,500 shares of common stock, at an exercise price of $2.05, to one employee.

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, the company issued incentive stock options to purchase up to 50,000 shares of common stock, at an exercise price of $2.20, to two employees.

During the year ended December 31, 2023, the company issued incentive stock options to purchase up to 100,000 shares of common stock, at an exercise price of $2.25, to one new employee.

During the year ended December 31, 2023, the company issued a non-qualified stock option to purchase up to 100,000 shares of common stock, at an exercise price of $2.51, to one consultant. In addition, the company issued incentive stock options to purchase up to 100,000 shares of common stock, at an exercise price of $2.35, to one new employee.

During the year ended December 31, 2023, the company issued incentive stock options to purchase up to 150,000 shares of common stock, at an exercise price of $2.41, to one employee.

During the year ended December 31, 2023, the company issued incentive stock options to purchase up to 2,800,000 shares of common stock, at an exercise price of $2.35, to eleven employees.

See Note 6 – Stockholders’ Equity – Authorized Capital Stock for details related to the exercise of an aggregate of 285,000 options during the year ended December 31, 2023.

The $3,493,397 stock-based compensation for the year ended December 31, 2023, was comprised of $3,472,312 option expense from the vesting of the restricted stock and $21,085 expense related to shares of common stock for services rendered pursuant to a board of advisor’s agreement.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

Stock Options

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option Pricing Model.

As of December 31, 2023, the company has $8,947,945 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

The following table summarizes the activity of our stock options for the years ended December 31, 2023 and 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2021	28,415,000	$0.1859	5.84	$60,640,900
Granted	2,520,451	2.3745		17,358,678
Exercised	(137,066)	(0.1300)		(1,287,274)
Forfeited or expired	(7,950,000)	-		(73,629,987)
Outstanding at December 31, 2022	22,848,385	$0.3666	6.42	$203,236,473
Granted	3,662,500	2.3244		26,571,396
Exercised	(285,000)	(0.1256)		(2,694,319)
Forfeited or expired	(30,451)	-		(291,702)
Outstanding at December 31, 2023	26,195,434	$0.6410	9.37	$226,821,848

Outstanding and exercisable at December 31, 2023	21,144,321	$0.2501	7.44	$197,262,356

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company determines the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option Pricing Model applying the assumptions in the following table:

	Years Ended December 31,
Assumptions:	2023	2022
Risk-free interest rate	1.26-4.24%	0.08-4.45%
Expected dividend yield	0%	0%
Expected volatility	109.48-130.00%	126.33%
Expected life (in years)	6	5

Restricted Stock

During the year ended December 31, 2023, the company issued restricted stock units covering an aggregate of 1,075,909 shares for services rendered pursuant to an amendment to a master services agreement with a consultant and employee agreements.

As of December 31, 2023, the company has $5,181,584 of unrecognized compensation cost related to unvested restricted stock units granted and outstanding.

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the years ended December 31, 2023 and 2022, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2021	215,000	$0.52
Granted – restricted stock units and awards	2,604,545	2.06
Granted – performance – based stock units	-	-
Canceled	-	-
Vested and converted to shares	-	-
Outstanding at December 31, 2022	2,819,545	$1.93
Granted – restricted stock units and awards	1,075,909	1.86
Granted – performance – based stock units	-	-
Canceled	(50,000)	-
Vested and converted to shares*	(365,000)	(0.30)
Outstanding at December 31, 2023	3,480,454	$2.15

*	Of which 75,000 shares were issued in the first quarter of 2021 and 130,416 were issued in the first quarter of 2022.

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The following table summarizes the activity of our warrants for the years ended December 31, 2023 and 2022:

	Warrant Activity
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2021	1,775,000	$0.0599	7.43
Granted	-	-	-
Exercised	(25,000)	0.0500	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2022	1,750,000	0.0600	6.53
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2023	1,750,000	$0.0600	5.53

Outstanding and exercisable at December 31, 2023	1,750,000	$0.0600	5.53

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

The following table summarizes the company’s accounts receivable, net,

	December 31, 2023	December 31, 2022

Accounts receivable	$153,029	$353,149
Unbilled receivable	414,763	-
Total	$567,792	$353,149

Concentrations

During the year ended December 31, 2023, the company earned revenue from three contracts with two separate customers. One customer accounted for $1,946,715 or 74% of revenue recognized during the period. As of December 31, 2023, the company has $567,792 of accounts receivable recorded as current assets on the balance sheet. As of December 31, 2023, one customer accounted for $567,792 or 100% of accounts receivable.

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2022, the company earned revenue from two contracts with two separate customers. One customer accounted for $1,135,584 or 87% of revenue recognized during the period. As of December 31, 2022, the company has $353,149 of accounts receivable recorded as current assets on the balance sheet. As of December 31, 2022, one customer accounted for $324,452 or 92% of accounts receivable.

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

On June 7, 2023, the company entered into an amendment to extend the term of the original lease from April 26, 2026 to July 31, 2028. Included in the lease amendment is extension space commencing on August 1, 2023. As of August 1, 2023 the Company has secured additional square footage in the amount of 9,805 rentable square feet (8,375 usable square feet). The initial base rent for the expansion space was $9.10 per rentable square foot for year one, and escalated to $10.20 in year two, $11.30 in year three, $12.40 in year four and $13.50 in year five, plus certain operating expenses and taxes.

The company incurred lease expense for its operating leases of $212,054 which was included in general and administrative expenses in the statements of operation for the year ended December 31, 2023. During the year ended December 31, 2023, the company made cash lease payments in the amount of $180,502.

At December 31, 2023, we had approximately $262,000 in future minimum lease payments due in less than a year. The below table presents the future minimum lease payments due reconciled to lease liabilities.

	Operating Lease
For the fiscal years ending December 31,:	$
2024		262,296
2025		296,284
2026		324,427
2027		343,545
Thereafter		205,111
Total undiscounted lease payments		1,431,663
Present value discount, less interest		270,245
Lease Liability		$1,161,418

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of December 31, 2023 and 2022.

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

On July 26, 2023, the company filed a complaint in the Superior Court of the State of Delaware against Gusrae Kaplan Nusbaum PLLC and Ryan Whalen, for malicious prosecution of a federal securities fraud lawsuit which was filed by these defendants against the company and certain of its directors, attorneys and their law firms and an outside consultant, in July 2019 in the United States District Court for the Southern District of New York. The complaint filed by the company alleges that the claims by these defendants against it were frivolous and prosecuted for the improper purpose of hindering the company’s prosecution of a then pending case against George Farley, the company’s former CEO, which was later settled. The complaint further alleges that the defendants prosecuted their claim with malice causing the company damages valued in excess of $40 million. On September 11, 2023, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On October 25, 2023, the company filed an opposition to the motion. The court heard oral argument on the motion on January 19, 2024, and took the motion under submission. The court has not yet ruled on the motion.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

The company may, from time to time, be involved in legal proceedings arising from the normal course of business.

NOTE 9 – INCOME TAXES

An analysis of the difference between the expected federal income tax for the years ended December 31, 2023, and 2022, and the effective income tax rate is as follows:

Noncurrent deferred tax assets (liabilities):	2023	2022
Deferred Tax Assets

Research and Development	$108,115	$-
Accrued Compensation	3,179,367	1,999,477
Fixed Assets and intangibles	(271,594)	(162,853)
Right of Use Asset	26,533	-
Other Assets	105,790	-
Net Operating Loss Carryforwards and Credits	12,207,478	13,457,207
Total Deferred Tax Assets	$15,355,688	$15,293,832

Valuation Allowance	(15,355,688)	(15,293,832)

Net deferred tax / (liabilities)	$-	$-

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Tax effects of temporary differences at December 31, 2023 and December 31, 2022 are as follows:

	2023		2022
Taxes calculated at federal rate	$(1,543,591)	21.0%	$(1,212,045)	21.0%
State income tax, net of federal benefit	(265,169)	3.6%	(202,970)	3.5%
Change in Valuation Allowance	61,856	-0.8%	(1,558,025)	27%
Expiration of tax attributes	1,350,377	-18.4%	2,973,040	-51.5%
Prior period adjustment	410,461	-5.6%	-	0.0%
Permanent Items	(13,933)	0.2%	-	0.0%
Provision (benefit) for taxes	$-	0.0%	$-	0.0%

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. During the year ended December 31, 2023, the deferred tax assets and the valuation allowance increased by $133,598 mainly as a result of current year tax loss.

As of December 31, 2023, we have cumulative federal and Arizona net operating loss carryforwards of approximately $80.4 million and $16.8 million, respectively, which can be used to offset future income subject to taxes. Of the $80.4 million, of Federal net operating loss carryforwards, $65.1 begin to expire in 2024. The remaining balance of $15.3 million is limited in annual usage of 80% of current years taxable income but do not have an expiration. Arizona net operating loss carryforwards begin to expire in 2037. In addition there are federal net operating loss carryforwards of approximately $27.0 million from USHG related to pre-merger losses. We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2023, we had cumulative federal and state unused research and development tax credits of approximately $290,000 and $122,000, which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2023, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

Utilization of our USHG pre-merger net operating loss carryforwards and tax credits are subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization.

We have unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at December 31, 2020	$9,635,824
Additions related to prior year tax positions
Additions related to current year tax positions
Reductions related to prior year tax positions and settlements
Balance at December 31, 2021	$9,635,824
Additions related to prior year tax positions
Additions related to current year tax positions
Reductions related to prior year tax positions and settlements
Balance at December 31, 2022	$9,635,824
Additions related to prior year tax positions
Additions related to current year tax positions
Reductions related to prior year tax positions and settlements
Balance at December 31, 2023	$9,635,824

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits. If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

The company considers the U.S. and Arizona to be major tax jurisdictions. As of December 31, 2023, for federal tax purposes the tax years 2020-2023 and for Arizona the tax years 2017 through 2023 remain open to examination. The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2023, and 2022, we had no accrued interest or penalties related to our unrecognized tax benefits.

NOTE 10 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after December 31, 2023, the date of our most recent balance sheet, through the date our financial statements were issued.

Premium Financing

Subsequent to the year ended December 31, 2023, the company entered into a $199,184 financing agreement to finance its Directors and Officers insurance premiums.

Common Stock

Subsequent to the year ended December 31, 2023, the company issued 30,000 shares of common stock upon the exercise of options at an exercise price of $0.35 per share. The company received $10,500 in cash proceeds, minus required withholding, from the exercise of such options.

Subsequent to the year ended December 31, 2023, the company issued 30,000 shares of common stock upon the exercise of options at an exercise price of $0.07 per share. The company received $2,100 in cash proceeds, minus required withholding, from the exercise of such options.

Subsequent to the year ended December 31, 2023, the company issued 66,000 shares of common stock upon exercise of warrants at an exercise price of $0.06 per share. The company received $3,960 in proceeds from the exercise of such options.

Commencing January 29, 2024, the company is conducting an offering of up to one million shares of its common stock, par value, $0.001 per share. To date, the company has received subscriptions in the amount of $1,200,000 but has not yet conducted a closing of the offering.

Newly Elected Director

On March 25, 2024, the company’s Board of Directors voted by Unanimous Written Consent to elect Michael J. Alber to serve as a director. Mr. Alber’s term is to commence on April 1, 2024. As compensation for his services on the Board, the company intends to issue to Mr. Alber options to purchase up to 250,000 shares of its common stock at an exercise price equal to the fair market value on the date of grant. These options will be subject to vesting in the amount of 100,000 shares on the first anniversary of his service and 75,000 on each of the second and third anniversaries of his service and to further terms and conditions as set forth in a Nonqualified Stock Option Agreement to be entered into between the company and Mr. Alber under the company’s 2018 Equity Incentive Plan.

Contract Modification

On March 11, 2024, the company modified its existing contract with one of its customers for which the company has already performed work. The contract term was extended until November 2024 and the contract price was modified.