Form 10-Q
period 2024-03-31
APPLIED ENERGETICS, INC.
filed 2024-05-13
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________  to  ________

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

As of May 13, 2024, there were 213,303,285 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,007,840	$1,319,526
Accounts receivable	316,697	567,792
Other assets	343,124	148,338
Total current assets	1,667,661	2,035,656

Long-term assets
Property and equipment - net	382,124	434,563
Right of use asset - operating	1,007,612	1,054,736
Security deposit	17,004	17,004
Total long-term assets	1,406,741	1,506,303
Total assets	$3,074,402	$3,541,959

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$249,610	$312,958
Subscription payable	1,221,600	-
Notes payable	189,302	-
Due to related parties	50,000	50,000
Operating lease liability - current	179,023	166,927
Deferred revenue	139,326	308,908
Accrued expenses	77,117	40,510
Accrued dividends	48,079	48,079
Total current liabilities	2,154,058	927,382

Long-term liabilities
Operating lease liability - non-current	946,866	994,491
Total long-term liabilities	946,866	994,491
Total liabilities	3,100,924	1,921,873

Stockholders’ (Deficit) Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at March 31, 2024 and December 31, 2023 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 211,370,639 and 211,236,688 shares issued and outstanding at March 31, 2024 and at December 31, 2023, respectively	211,371	211,237
Additional paid-in capital	113,187,766	112,223,129
Accumulated deficit	(113,425,673)	(110,814,294)
Total stockholders’ (deficit) equity	(26,522)	1,620,086

Total Liabilities and Stockholders’ (Deficit) Equity	$3,074,402	$3,541,959

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2024	2023

Revenue	$134,235	$486,678
Cost of revenue	274,432	141,272

Gross profit	(140,197)	345,406

Operating expenses
General and administrative	2,316,899	2,115,267
Selling and marketing	75,559	108,890
Research and development	80,780	59,980
Total operating expenses	2,473,239	2,284,137

Operating loss	(2,613,436)	(1,938,731)

Other income/(expense)
Other income	2,057	711
Total other income/(expense)	2,057	711

Loss before provision for income taxes	(2,611,379)	(1,938,020)

Provision for income taxes	-	-

Net loss	(2,611,379)	(1,938,020)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(2,619,880)	$(1,946,521)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	211,323,085	210,976,434

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	13,602	$14	211,236,688	$211,237	$112,223,129	$(110,814,294)	$1,620,086
Stock-based compensation	-	-	-	-	955,730	-	955,730
Common stock issued on exercise of options	-	-	60,000	60	12,540	-	12,600
Common stock issued on exercise of warrants	-	-	66,000	66	3,894	-	3,960
Common stock issued for settlement of restricted stock units	-	-	11,666	12	(12)		-
Common stock withheld to cover income tax withholding obligations	-	-	(3,715)	(4)	(7,515)	-	(7,519)
Net loss for the period ended March 31, 2024	-	-	-	-	-	(2,611,379)	(2,611,379)
Balance at March 31, 2024	13,602	$14	211,370,639	$211,371	$113,187,766	$(113,425,673)	$(26,522)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	13,602	$14	210,848,671	$210,849	$108,830,982	$(103,463,859)	$5,577,986
Stock-based compensation	-	-	-	-	758,187	-	758,187
RSU restricted stock	-	-	9,584	10	21,075	-	21,085
Common stock issued on exercise of options	-	-	175,000	175	16,575	-	16,750
Net loss for the period ended March 31, 2023	-	-	-	-	-	(1,938,020)	(1,938,020)
Balance at March 31, 2023	13,602	$14	211,033,255	$211,034	$109,626,819	$(105,401,879)	$4,435,988

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(2,611,379)	$(1,938,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense	955,730	779,272
Amortization of ROU assets	47,124	29,012
Depreciation and amortization	52,439	24,926
Amortization of prepaid assets	51,855	55,390
Changes in assets and liabilities:
Accounts receivable	251,095	28,697
Prepaid and deposits	(57,339)	(216,879)
ROU liabilities	(35,529)	(22,632)
Accounts payable	(63,348)	93,632
Deferred revenue	(169,582)	-
Accrued expenses and compensation	36,607	14,027
Net cash used in operating activities	(1,542,327)	(1,152,575)

Cash Flows From Investing Activities
Purchase of equipment	-	(32,096)
Net cash used in investing activities	-	(32,096)

Cash Flows From Financing Activities
Repayment on note payable	-	(300,000)
Proceeds from note payable	-	155,541
Proceeds from stock subscription payable	1,221,600	-
Proceeds from the exercise of stock option and warrants	16,560	16,750
Tax withholdings related to net share settlement of RSU’s	(7,519)	-
Net cash provided (used in) by financing activities	1,230,641	(127,709)

Net change in cash and cash equivalents	(311,686)	(1,312,380)

Cash and cash equivalents, beginning of year	1,319,526	5,640,308
Cash and cash equivalents, at end of period	$1,007,840	$4,327,928

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Insurance financing for prepaid insurance	$189,302	$155,541

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2023, balance sheet information was derived from the audited financial statements as of that date. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

For the three months ended March 31, 2024, the company incurred a net loss of $2,611,379, had negative cash flows from operations of $1,542,327 and may incur additional future losses due to limited contract activity. At March 31, 2024, the company had total current assets of $1,667,661 and total current liabilities of $2,154,058, resulting in working capital deficit of $486,397. At March 31, 2024, the company had cash of $1,007,840.

Based on the company’s current business plan, it believes its cash balance as of the date of this filing, together with anticipated revenues from government contracts, will be sufficient to meet its anticipated cash requirements for the near term. However, there can be no assurance that the current business plan will be achievable. Such conditions raise substantial doubts about the company’s ability to continue as a going concern for one year from the date the financial statements are issued.

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

MARCH 31, 2024

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of shares underlying warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 31,347,519 and 28,757,351 for the three months ended March 31, 2024 and 2023, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of March 31, 2024, $505,111 was uninsured.

NOTE 2 – NEW ACCOUNTING STANDARDS

The company has reviewed all issued accounting pronouncements. The company does not expect the adoption of any pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – NOTES PAYABLE

Premium Financing

On March 12, 2024, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the amount of $189,302 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2024, and provided coverage for the next 15 months, expiring June 11, 2025. The loan bears interest at a fixed rate of 9.50% per annum and required the company to prepay $41,057 and appears on the balance sheet as a current asset. On April 12, 2024, the company commenced monthly principal and interest payments of $15,775 which was the first payment of twelve remaining months due of $189,302, the last payment of which is scheduled to be made on March 12, 2025. As of March 31, 2024, the outstanding balance on the note was $189,302 and was recorded as notes payable, a currently liability, in the company’s unaudited condensed consolidated balance sheet.

Notes Payable Reconciliation

The following reconciles notes payable as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Beginning balance	$-	$400,000
Notes payable	189,302	155,541
Payments on notes payable	-	(555,541)
Total	189,302	-
Less-Notes payable – current	189,302	-
Notes payable – non-current	$-	$-

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Future principal payments for the company’s Notes as of March 31, 2024, are as follows:

2024, nine months ended	$141,977
2025	47,325
Thereafter	-
Total	$189,302

The company’s note payable balance of $189,302 is due within the next twelve months, in accordance with the terms of note payable.

NOTE 4 – DUE TO RELATED PARTIES

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

NOTE 5 – STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2024, the company issued 30,000 shares of common stock upon the exercise of 30,000 options at an exercise price of $0.07 a share. As a result, the company received $2,100 in cash proceeds as part of the transaction.

During the three months ended March 31, 2024, the company issued 30,000 shares of common stock upon the exercise of 30,000 options at an exercise price of $0.35 a share. As a result, the company received $10,500 in cash proceeds as part of the transaction.

During the three months ended March 31, 2024, the company issued 66,000 shares of common stock upon exercise of warrants at an exercise price of $ 0.06 per share. The company received $3,960 in proceeds from the exercise of such options.

During the three months ended March 31, 2024, restricted stock units covering 11,666 shares of the company’s common stock vested. The company issued 11,666 and withheld 3,715 shares of common stock from the holder pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $7,519.

Commencing January 29, 2024, the company is conducting an offering of up to one million shares of its common stock, par value, $0.001 per share. To date, the company has received subscriptions in the amount of $1,221,600 but has not yet conducted a closing of the offering.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Preferred Stock

As of March 31, 2024, and December 31, 2023, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of March 31, 2024, including previously accrued dividends of $48,079 included in our balance sheet total approximately $371,127. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

MARCH 31, 2024

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

We have, from time to time, also granted non-plan options and restricted stock units to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $955,730 and $779,272 for the three months ended March 31, 2024, and 2023, respectively, which was charged to general and administrative expense.

The $955,730 stock-based compensation for the three months ended March 31, 2024, was comprised of $493,740 option expense, $461,990 expense from the vesting of the restricted stock.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

As of March 31, 2024, the company has $8,454,252 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The following table summarizes the activity of our stock options for the three months ended March 31, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2023	26,195,434	$0.64	9.37	$226,821,848
Granted	-	-	-	-
Exercised	(60,000)	(0.21)	4.84	(290,219)
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2024	26,135,434	0.64	5.76	227,112,067
Outstanding and exercisable at March 31, 2024	21,379,320	0.28	5.03	107,630,786

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option- Pricing Model applying the assumptions in the following table:

Three Months Ended March 31,
2023
Assumptions:
Risk-free interest rate	1.26 – 1.30%
Expected dividend yield	0%
Expected volatility	112.6 –111.62%
Expected life (in years)	6

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the three months ended March 31, 2024, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date
Nonvested at December 31, 2023	3,480,454	2.15
Granted – restricted stock units and awards	-	-
Granted – performance-based stock units	-	-
Canceled	-	-
Vested	(11,666)	6.75
Nonvested at March 31, 2024	3,468,788	$2.15

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

As of March 31, 2024, and December 31, 2023, there was $4,719,593 and $5,181,584, respectively in unrecognized stock- based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

As of March 31, 2024 and December 31, 2023, the company recorded $0 and $0, respectively, in unrecognized stock- based compensation related to a lockup agreement on 5,000,000 shares of common stock in the acquisition of assets of AOS valued at $0.4014 per share, representing the closing price on the date of the contract which is amortized over 36 months, of which, $0 and $0 was amortized for the three months ended March 31, 2024 and 2023, respectively. Warrant stock activity for the three months ended March 31, 2024, was as follows:

	Warrant Activity
		Weighted Average Exercise	Weighted Average remaining Contractual Term
	Shares	Price	(years)
Outstanding at December 31, 2023	1,750,000	$0.0600	5.53
Granted	-	-	-
Exercised	(66,000)	0.0600	5.28
Forfeited	-	-	-
Outstanding and exercisable at March 31, 2024	1,684,000	$0.0600	5.28

	Warrants Outstanding			Warrants Exercisable
		Weighted Avg. Remaining	Weighted		Weighted
	Shares	Contractual Life in	Avg. Exercise	Shares	Avg. Exercise
Range of Exercise Prices	Outstanding	Years	Price	Exercisable	Price
$0.05 – $0.07	1,684,000	5.28	$0.0600	1,684,000	$0.0600
	1,684,000	5.28	$0.0600	1,684,000	$0.0600

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 6 – REVENUE RECOGNITION

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

During the three months ended March 31, 2024, the Company modified its contract with a customer for changes in the contract specifications and requirements. The modification was for services that are not distinct from the existing contract due to the significant integration of services performed. The modification was accounted for as if it was part of the existing contract and a cumulative catch-up adjustment was recorded for the three months ended March 31, 2024.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

The following table summarizes the company’s accounts receivable, net,

	March 31, 2024	December 31, 2023
Accounts receivable	$316,697	$153,029
Unbilled receivable	-	414,763
Total	$316,697	$567,792

Concentrations

During the three months ended March 31, 2024, the company earned revenue from three contracts with three separate customers. The three customers accounted for a total of $134,235 in revenue or 100% of revenue recognized during the period. As of March 31, 2024, the company has $316,697 or 100% of accounts receivable recorded as current assets on the balance sheet related to these customers. During the three months ended March 31, 2023, the company earned revenue from one contract with one customer. The customer accounted for $486,678 or 100% of revenue recognized during the period. As of March 31, 2023, the company had $324,452 of accounts receivable recorded as current assets on the balance sheet related to this customer.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 7– COMMITMENTS AND CONTINGENCIES

Operating Leases

In March 2021, the company signed a five-year lease for a 13,000 square foot laboratory/office space in Tucson. The initial base rent was $6.7626 per rentable square foot for year one and escalated to $ 9.2009 per rentable square foot in year two. It is to further escalate to $11.4806 per rentable square foot in year three, $13.1740 per rentable square foot in year four and $14.9306 per rentable square foot in year five, in addition to certain operating expenses and taxes.

On June 7, 2023, the company entered into an amendment to extend the term of the original lease from April 26, 2026 to July31, 2028. Included in the lease amendment is extension space commencing on August 1, 2023. As of August 1, 2023 the Company has secured additional square footage in the amount of 9,805 rentable square feet (8,375 usable square feet). The initial base rent for expansion space was $9.10 per rentable square foot for year one, and escalated to $10.20 in year two, $11.30 in year three, $12.40 in year four and $13.50 in year five, plus certain operating expenses and taxes.

The company incurred lease expense for its operating leases of $72,272 which was included in general and administrative expenses in the statements of operation for the period ended March 31, 2024. During the three months ended March 31, 2024, the company made cash lease payments in the amount of $60,677.

At March 31, 2024, we had approximately $130,206 in future minimum lease payments due for the nine months ended. The below table presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease
For the three months ended March 31, 2024
2024, nine months ended	$130,206
2025	296,284
2026	324,429
2027	343,544
2028	205,111
Thereafter	-
Total undiscounted lease payments	1,370,987
Present value discount, less interest	245,099
Lease Liability	$1,125,889

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of March 31, 2024 and 2023.

Litigation

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, Gusrae Kaplan & Nusbaum and Mr.Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. The parties have completed discovery, and the court has approved a summary judgment briefing schedule proposed by the parties. No trial date has been set.

On July 26, 2023, the company filed a complaint in the Superior Court of the State of Delaware against Gusrae Kaplan Nusbaum PLLC and Ryan Whalen, for malicious prosecution of a federal securities fraud lawsuit which was filed by these defendants against the company and certain of its directors, attorneys and their law firms and an outside consultant, in July 2019 in the United States District Court for the Southern District of New York. The complaint filed by the company alleges that the claims by these defendants against it were frivolous and prosecuted for the improper purpose of hindering the company’s prosecution of a then pending case against George Farley, the company’s former CEO, which was later settled. The complaint further alleges that the defendants prosecuted their claim with malice causing the company damages valued in excess of $40 million. On September 11, 2023, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On October 25, 2023, the company filed an opposition to the motion. The court heard oral argument on the motion on January 19, 2024, and took the motion under submission. On April 16, 2024, the court granted the motion on the grounds of lack of personal jurisdiction over the defendants. The company filed a Notice of Appeal with the Supreme Court of the State of Delaware on May 2, 2024.

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

NOTE 8 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after March 31, 2024, the date of our most recent balance sheet, through the date our financial statements were issued.

Subsequent to the year period ended March 31, 2024, the company issued 10,000 shares of common stock upon the exercise of options at an exercise price of $0.07 per share. The company received $700 in cash proceeds, minus required withholding, from the exercise of such options.

Subsequent to the year period ended March 31, 2024, the company issued 10,000 shares of common stock upon the exercise of options at an exercise price of $0.35 per share. The company received $3,500 in cash proceeds, minus required withholding, from the exercise of such options.

Subsequent to the year period ended March 31, 2024, the company issued 16,500 shares of common stock upon exercise of warrants at an exercise price of $0.06 per share. The company received $990 in proceeds from the exercise of such options.

On May 10, 2024, the company completed the placement of 1,896,182 shares of its common stock, par value, $0.001 per share, in a private sale to individual purchasers at a price of $2.20 per share, for aggregate proceeds in the amount of $4,171,600. All of the purchasers are accredited, sophisticated investors, and the issuance of the shares was not in connection with any public offering in accordance with Section 4(a)(2) of the Securities Act of 1933.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts and can be identified by the use of forward-looking words such as “may,” “believe,” “will,” “would,” “could,” “should,” “expect,” “project,” “anticipate,” “estimates,” “possible,” “plan,” “strategy,” “target,” “prospect,” or “continue,” and other similar terms and phrases. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2023. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Effective February 11, 2024, Applied Energetics entered into a Memorandum of Understanding (MOU) with BluGlass Limited, a global supplier of gallium nitride (GaN) lasers to the national security, quantum and manufacturing industries, to collaborate and explore joint business opportunities that advance Applied Energetics’ laser and optical systems innovations and BluGlass’s expertise in GaN-based laser diode technologies.

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

In May 2022, the Department of the Navy, Office of Naval Research (ONR) awarded Applied Energetics a $3.89 million, two-year grant, to develop an optical system capable of defeating customer-specified threats for integration onto U.S. Marine Corps(USMC) platforms. We were awarded this grant to accelerate the development and testing of Infrared (IR) optical technology with an ultrashort pulse laser (USPL) system. The overall objective is to advance and ruggedize optical technologies that can be fielded on a variety of USMC platforms and are able to operate in harsh conditions. Research under this grant has been completed and all progress reported to the program manager.

Effective June 7, 2023, the company entered into the First Amendment to Lease Agreement, which amended its existing Lease Agreement over its headquarters at the University of Arizona Tech Park. The amendment has expanded the Lease to add new 8,374usable square-foot suite of offices, conference rooms and cubicle areas directly across an atrium from the company’s current headquarters so that the company will occupy the entire first floor of the building. This has enabled the company to separate its public-facing facilities from its restricted access space easily. The amendment also extended the Lease over the company’s existing headquarters through July 31, 2028, and grants the company an option over 5,520 usable square feet of manufacturing space. The company moved its administrative offices into the new space in August 2023.

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

For fiscal year 2024, which started on October 1, 2023, the National Defense Authorization Act (NDAA) was delayed and finally approved on December 22, 2023 (HR 2670), but the Defense Appropriations bill was not approved at that time. The NDAA sets defense spending policies, and the appropriations bills fund government spending. This impacts all proposals under review by the Department of Defense. On September 30, 2023, President Biden signed a Continuing Resolution (CR), HR 5860, which extended the government operations through November 17, 2023, and he then signed three further CRs, including HR 6363 on November 11, 2023extending through January 19, 2024, HR 2872 extending through March 1, 2024, and HR 7463, extending through March 8, 2024, as to four of the 12 annual budget bills, and through March 22, 2024 for the remaining eight. On March 23, 2024, the Defense Appropriations Bill was passed and signed by President Biden which will ensure the US government is funded through September 30, 2024 and that new government contracts can be funded during the 2024 fiscal year.

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

Through our analysis of the market, and in discussions with potential customers, we remain convinced that customers are becoming more receptive and interested in directed energy technologies. According to the US Department of Defense fiscal budgets from 2017 through 2023, its directed energy spending grew from approximately $500 million in 2017 to over $1.695 billion in 2023, an increase of nearly 240%. Market analysis and projections have estimated that this directed energy sector is anticipated to reach $17.8billion globally by 2028. We continue to be optimistic about our future and the growing opportunities in directed energy applications, especially since this growth to nearly $1.7 B annually is being accomplished without a recognized Program of Record (POR) for directed energy platforms. We believe that once these technologies are funded in production for a POR or are approved to be integrated on fielded platforms in volumes to effect threat reduction, these DOD budgets for directed energy will grow exponentially larger to support the technology insertion. The Applied Energetics team anticipates a continuation of strong funding for the directed energy community. With our existing patent portfolio, and through further advancements of our technologies, we believe we have the substantial building blocks needed to become a significant and successful developer in the USP marketplace.

Our research and development programs depend on our ability to procure the necessary optical and fabricated materials, components, electronics and other supplies. A significant, prolonged increase in inflation could negatively impact on the cost of materials and components, which could be a particular problem with respect to our fixed fee contracts. Within the current geopolitical context, there are ongoing embargos of exports from some global suppliers of various materials that are used in electronics and some diode and laser materials, which can have negative effects on technology supply chains. We continuously monitor potential supply chain issues and supplier liquidity and work with our supply base to ensure adequate sources of materials at reasonable costs. In some instances, we depend upon a single source of supply, but we are developing multiple sources, both internal to AE and externally where possible to mitigate the risk. In some cases, we must comply with specific procurement requirements, which can limit the suppliers and subcontractors we may utilize.

Results of Operations

Comparison of Operations for the Three Months Ended March 31, 2024 and 2023:

	2024	2023
Revenue	$134,235	$486,678
Cost of revenue	274,432	141,272
General and administrative	(2,316,899)	(2,115,267)
Selling and marketing	(75,559)	(108,890)
Research and development	(80,780)	(59,980)
Interest income (expense)	2,057	(711)
Net loss	$(2,611,379)	$(1,938,020)

Revenue

Revenue decreased by $352,443 to approximately $134,235 for the three months ended March 31, 2024 from $486,678 for the three months ended March 31, 2023. The decrease in revenue was primarily the result of a contract modification which resulted in a decrease in the contract’s price and an increase in the contract’s term. At the time of modification, the company recorded a catch-up adjustment as a reduction in revenue of approximately $700,000 during the three months ended March 31, 2024.

Cost of Revenue

Cost of revenue increased by $133,160 to approximately $274,432 for the three months ended March 31, 2024 from $141,272 for the three months ended March 31, 2023. This increase was primarily attributable to an increase in the cost of materials, supplies and direct labor cost incurred in connection with the increased revenues.

General and Administrative

General and administrative expenses increased by $201,632 to approximately $2,316,899 for the three months ended March 31, 2024, compared to approximately $2,115,267 for the three months ended March 31, 2023, primarily due to an increase in salaries and employee benefits of approximately $650,000 mainly due to non-cash compensation, an increase in travel and meals of approximately $47,000, an increase in software and licenses of approximately $25,000, an increase in depreciation expense of approximately $19,000, partially offset by a decrease of approximately $252,000 in professional and consulting expenses and a change in other expense of $2,000.

Selling and Marketing

Selling and marketing expenses decreased by $33,331 to approximately $75,559 for the three months ended March 31, 2024, compared to approximately $108,890 for the three months ended March 31, 2023, primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses increased by $20,800 to approximately $80,780 for the three months ended March 31, 2024, compared to approximately $59,980 for the three months ended March 31, 2023, primarily due to an increase in labor cost associated with continued development of our USP laser technologies.

Net Loss

Our operations for the three months ended March 31, 2024, resulted in a net loss of approximately $2,611,379 an increase of approximately $673,359 compared to the approximately $1,938,020 net loss for the three months ended March 31, 2023, primarily due an increase in general and administrative expense and research and development expense partially offset by a decrease in selling and marketing expenses.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2024, the company incurred a net loss of approximately $2,611,000, had negative cash flows from operations of approximately $1,542,000 and may incur additional future losses due to the possible reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2023, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so for one year from the date the financial statements are issued based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At March 31, 2024, the company had total current assets of $1,667,661 and total current liabilities of $2,154,058 resulting in working capital of ($486,396). At March 31, 2024, we had $1,007,840 of cash and cash equivalents, a decrease of $311,686 from $1,319,526 at December 31, 2023.

During the first three months of 2024, the net cash outflow from operating activities was $1,542,327. This amount was comprised primarily of our net loss of $2,611,379, offset by non-cash stock-based compensation expense of $955,730, depreciation and amortization of $52,439, amortization of ROU assets of $47,124 and amortization of prepaid assets of $51,855, and cash used from changes in assets and liabilities of $38,096 from the increase in accounts receivable of $251,095 and accrued expenses and compensation of $36,607 off set by the net decrease in prepaids and deposits of $57,339 operating lease liabilities of $35,529, deferred revenue of $169,582 and a decrease in accounts payable of $63,348.

During the first three months of 2024, the net cash inflow from financing activities was $1,230,641. This amount consisted of $1,221,600 in proceeds from stock subscriptions and $16,560 from the exercise of options and warrants, which were offset by $7,519 of tax withholdings related to the share settlement of RSUs.

Based on the company’s current business plan, we believe our cash balance as of the date of this report, along with revenue from our government contracts, will be sufficient to meet the company’s anticipated cash requirements for the near term. However, we cannot be certain that the current business plan will be achievable.

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

On May 10, 2024, the company completed the placement of 1,896,182 shares of its common stock, par value, $0.001 per share, in a private sale to individual purchasers at a price of $2.20 per share, for aggregate proceeds in the amount of $4,171,600. All of the purchasers are accredited, sophisticated investors, and the issuance of the shares was not in connection with any public offering in accordance with Section 4(a)(2) of the Securities Act of 1933.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of March 31, 2024, are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, Gusrae Kaplan & Nusbaum and Mr.Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. The parties have completed discovery, and the court has approved a summary judgment briefing schedule proposed by the parties. No trial date has been set.

On July 26, 2023, the company filed a complaint in the Superior Court of the State of Delaware against Gusrae Kaplan Nusbaum PLLC and Ryan Whalen, for malicious prosecution of a federal securities fraud lawsuit which was filed by these defendants against the company and certain of its directors, attorneys and their law firms and an outside consultant, in July 2019 in the United States District Court for the Southern District of New York. The complaint filed by the company alleges that the claims by these defendants against it were frivolous and prosecuted for the improper purpose of hindering the company’s prosecution of a then pending case against George Farley, the company’s former CEO, which was later settled. The complaint further alleges that the defendants prosecuted their claim with malice causing the company damages valued in excess of $40 million. On September 11, 2023, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On October 25, 2023, the company filed an opposition to the motion. The court heard oral argument on the motion on January 19, 2024, and took the motion under submission. On April 16, 2024, the court granted the motion on the grounds of lack of personal jurisdiction over the defendants. The company filed a Notice of Appeal with the Supreme Court of the State of Delaware on May 2, 2024.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The Rule 10b5-1 Plan previously established by Stephen McCahon, our Chief Science Officer, expired in accordance with its own terms as of March 14, 2024. No trades were executed under this plan.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
23	Consent of RBSM LLP *
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Date: May 13, 2024