Form 10-Q
period 2024-06-30
APPLIED ENERGETICS, INC.
filed 2024-08-12
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, there were 213,645,824 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,793,973	$1,319,526
Accounts receivable, net	211,177	567,792
Other assets	296,488	148,338
Total current assets	3,301,638	2,035,656

Long-term assets
Property and equipment - net	386,077	434,563
Right of use asset - operating	959,692	1,054,736
Security deposit	17,004	17,004
Total long-term assets	1,362,773	1,506,303
Total assets	$4,664,411	$3,541,959

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$221,368	$312,958
Notes payable	141,977	-
Due to related parties	50,000	50,000
Operating lease liability - current	191,526	166,927
Deferred Revenue	-	308,908
Accrued expenses	45,282	40,510
Accrued dividends	48,079	48,079
Total current liabilities	698,232	927,382

Long-term liabilities
Operating lease liability - non-current	894,264	994,491
Total long-term liabilities	894,264	994,491
Total liabilities	1,592,496	1,921,873

Stockholders' Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at June 30, 2024 and December 31, 2023 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 213,645,821 and 211,236,688 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	213,646	211,237
Additional paid-in capital	118,344,878	112,223,129
Accumulated deficit	(115,486,623)	(110,814,294)
Total stockholders' equity	3,071,915	1,620,086

Total Liabilities and Stockholders' Equity	$4,664,411	$3,541,959

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023

Revenue	$780,643	$559,945	$914,878	$1,046,623
Cost of revenue	384,208	177,168	658,640	318,440

Gross profit	396,435	382,777	256,238	728,183

Operating expenses
General and administrative	2,343,511	2,066,642	4,660,410	4,181,909
Selling and marketing	76,216	94,465	151,776	203,355
Research and development	37,923	52,756	118,703	112,736
Total operating expenses	2,457,650	2,213,863	4,930,889	4,498,000

Operating loss	(2,061,215)	(1,831,086)	(4,674,651)	(3,769,817)

Other income/(expense)
Other income	265	14,771	2,322	15,482
Interest expense	-	(1,909)	-	(1,909)
Total other income/(expense)	265	12,862	2,322	13,573

Loss before provision for income taxes	(2,060,950)	(1,818,224)	(4,672,329)	(3,756,244)

Provision for income taxes	-	-	-	-

Net loss	(2,060,950)	(1,818,224)	(4,672,329)	(3,756,244)

Preferred stock dividends	(8,501)	(8,501)	(17,003)	(17,003)

Net loss attributable to common stockholders	$(2,069,451)	$(1,826,725)	$(4,689,329)	$(3,773,247)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	212,607,537	211,033,255	211,962,257	210,976,434

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid- In	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	13,602	$14	211,236,688	$211,237	$112,223,129	$(110,814,294)	$1,620,086
Stock-based compensation	-	-	-	-	955,730	-	955,730
Common stock issued on exercise of options	-	-	60,000	60	12,540	-	12,600
Common stock issued on exercise of warrants	-	-	66,000	66	3,894	-	3,960
Common stock issued for settlement of restricted stock units	-	-	11,666	12	(12)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(3,715)	(4)	(7,515)	-	(7,519)
Net loss for the period ended March 31, 2024	-	-	-	-	-	(2,611,379)	(2,611,379)
Balance at March 31, 2024	13,602	$14	211,370,639	$211,371	$113,187,766	$(113,425,673)	$(26,522)
Stock-based compensation	-	-	-	-	920,847	-	920,847
Common stock issued on exercise of options	-	-	280,000	280	60,720	-	61,000
Common stock issued on exercise of warrants	-	-	99,000	99	5,840	-	5,939
Issuance of common stock under the market offering	-	-	1,896,182	1,896	4,169,705	-	4,171,601
Net loss for the period ended June 30, 2024	-	-	-	-	-	(2,060,950)	(2,060,950)
Balance at June 30 ,2024	13,602	$14	213,645,821	$213,646	$118,344,878	$(115,486,623)	$3,071,915

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	13,602	$14	210,848,671	$210,849	$108,830,982	$(103,463,859)	$5,577,986
Stock-based compensation	-	-	-	-	758,187	-	758,187
RSU restricted stock	-	-	9,584	10	21,075	-	21,085
Common stock issued on exercise of options	-	-	175,000	175	16,575	-	16,750
Net loss for the period ended March 31, 2023	-	-	-	-	-	(1,938,020)	(1,938,020)
Balance at March 31, 2023	13,602	$14	211,033,255	$211,034	$109,626,819	$(105,401,879)	$4,435,988
Stock-based compensation	-	-	-	-	845,677	-	845,677
Net loss for the period ended June 30, 2023	-	-	-	-	-	(1,818,224)	(1,818,224)
Balance at June 30, 2023	13,602	$14	211,033,255	$211,034	$110,472,496	$(107,220,103)	$3,463,441

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(4,672,329)	$(3,756,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock-based compensation expense	1,876,577	1,624,949
Amortization of ROU assets	95,044	57,632
Depreciation and amortization	103,921	53,375
Amortization of prepaid assets	109,445	640,042
Changes in assets and liabilities:
Accounts receivable	356,615	117,656
Prepaid and deposits	(68,293)	(742,035)
ROU liabilities	(75,628)	(47,471)
Deferred Revenue	(308,908)	-
Accounts payable	(91,590)	(11,947)
Accrued expenses and compensation	4,772	(4,331)
Net cash used in operating activities	(2,670,374)	(2,068,374)

Cash Flows From Investing Activities
Purchase of equipment	(55,435)	(70,631)
Net cash used in investing activities	(55,435)	(70,631)

Cash Flows From Financing Activities
Repayment on note payable	(47,325)	(451,847)
Proceeds from sale of common stock	4,171,601	155,541
Tax withholdings related to net share settlement of RSU's	(7,519)	-
Proceeds from the exercise of stock options and warrants	83,499	16,750
Net cash provided by financing activities	4,200,256	(279,556)

Net change in cash and cash equivalents	1,474,447	(2,418,561)

Cash and cash equivalents, beginning of year	1,319,526	5,640,308
Cash and cash equivalents, at end of period	$2,793,973	$3,221,747

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$1,909
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Insurance financing for prepaid insurance	$189,302	$175,435

 See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

For the six months ended June 30, 2024, the company incurred a net loss of $4,672,329, had negative cash flows from operations of $2,670,374 and may incur additional future losses due to limited contract activity. At June 30, 2024, the company had total current assets of $3,301,638 and total current liabilities of $698,232, resulting in working capital surplus of $2,603,406. At June 30, 2024, the company had cash of $2,793,973.

Based on the company’s current business plan, it believes its cash balance as of the date of this filing, together with anticipated revenues from government contracts, will be sufficient to meet its anticipated cash requirements for the near term. However, the company may be unable to achieve its current business plan. Such conditions raise substantial doubts about the company’s ability to continue as a going concern for one year from the date the financial statements are issued.

The company’s existence depends upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing the business and raising capital as needed. These efforts may not result in profitable operations or overcome liquidity concerns. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets, the amount or classification of liabilities or otherwise that might be necessary should the company be unable to continue as a going concern.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition, carrying amounts of long-lived assets, valuation assumptions for share-based payments, effective borrowing rate determinations, valuation and calculation of measurements of income tax assets and liabilities.

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of shares underlying warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 30,969,228 and 28,743,060 for the six months ended June 30, 2024 and 2023, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of June 30, 2024, $2,271,338 was uninsured.

NOTE 2 – NEW ACCOUNTING STANDARDS

The company has reviewed all issued accounting pronouncements. The company does not expect the adoption of any pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – NOTES PAYABLE

Premium Financing

On March 12, 2024, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the original principal amount of $189,302 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2024, and provided coverage for the next 15 months, expiring June 11, 2025. The loan bears interest at a fixed rate of 9.50% per annum, required the company to prepay $41,057 and appears on the balance sheet as a current asset. On April 12, 2024, the company made the first of twelve monthly principal and interest payment of $15,775 on the loan, the aggregate amount of principal and interest on which is $199,184. The last payment is scheduled to be made on March 12, 2025. As of June 30, 2024, the outstanding principal and interest balance on the note was $141,977 and was recorded as notes payable, a currently liability, in the company’s unaudited condensed consolidated balance sheet.

Notes Payable Reconciliation

The following reconciles notes payable as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Beginning balance	$-	$400,000
Notes payable	189,302	155,541
Payments on notes payable	(47,325)	(555,541)
Total	141,977	-
Less-Notes payable – current	141,977	-
Notes payable – non-current	$-	$-

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Future principal payments for the company’s notes payable as of June 30, 2024, are as follows:

2024, six months ended	$94,652
2025	47,325
Thereafter	-
Total	$141,977

The company’s note payable principal and interest balance of $141,977 is due within the next twelve months, in accordance with the terms of note payable.

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

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Capital Stock

During the six months ended June 30, 2023, the company issued 100,000 shares of common stock upon the exercise of options at an exercise price of $0.07 a share, for proceeds in the amount of $7,000.

During the six months ended June 30, 2023, the company issued 75,000 shares of common stock upon the exercise of options at an exercise price of $0.13 a share, for proceeds in the amount of $9,750.

During the six months ended June 30, 2023, the company issued 9,584 shares of common stock with a grant date fair value of $21,085, pursuant to a restricted stock agreement dated May 2021.

During the six months ended June 30, 2024, the company completed the placement of 1,896,182 shares of its common stock, par value, $0.001 per share, in a private sale to individual purchasers at a price of $2.20 per share, for aggregate proceeds in the amount of $4,171,601

During the six months ended June 30, 2024, the company issued 180,000 shares of common stock upon the exercise of options at an exercise price of $0.07 a share, for proceeds in the amount of $12,600.

During the six months ended June 30, 2024, the company issued 60,000 shares of common stock upon the exercise of options at an exercise price of $0.35 a share, for proceeds in the amount of $21,000.

During the six months ended June 30, 2024, the company issued 100,000 shares of common stock upon the exercise of options at an exercise price of $0.40 a share, for proceeds in the amount of $40,000.

During the six months ended June 30, 2024, the company issued 165,000 shares of common stock upon exercise of warrants at an exercise price of $ 0.06 per share for proceeds in the amount of $9,899.

During the six months ended June 30, 2024, restricted stock units covering 11,666 shares of the company’s common stock vested. The company issued 11,666 and withheld 3,715 shares of common stock from the holder pursuant to their restricted stock unit agreement to cover its tax withholding obligation of $7,519.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Preferred Stock

As of June 30, 2024, and December 31, 2023, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of June 30, 2024, including previously accrued dividends of $48,079 included in our balance sheet total approximately $379,628. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

If a change of control occurs, each holder of shares of Series A Convertible Preferred Stock that are outstanding immediately prior to the change of control shall have the right to require the corporation to purchase, out of legally available funds, any outstanding shares of Series A Convertible Preferred Stock at the defined purchase price. The purchase price is defined as: per share of Preferred Stock, 101% of the liquidation preference thereof, plus all unpaid and accumulated dividends, if any, to the date of purchase thereof. The purchase price is payable, at the company’s option, (x) in cash, (y) in shares of the common stock at a discount of 5% from the fair market value of Common Stock on the Purchase Date (i.e. valued at a 95% discount of the Common Stock on the Purchase Date), or (z) any combination thereof.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

If the company pays all or a portion of the Purchase Price in Common Stock, no fractional shares of Common Stock will be issued; instead, the company will round the applicable number of shares of Common Stock up to the nearest whole number of shares; provided that the company may pay the Purchase Price (or a portion thereof), whether in cash or in shares of Common Stock, only if the company has funds legally available for such payment and may pay the Purchase Price (or a portion thereof) in shares of its Common Stock only if (i) the Common Stock is listed on a U.S. national securities exchange or the Nasdaq Stock Market at the time of issuance and (ii) a shelf registration statement covering the issuance by the company and/or resales of the Common Stock issuable as payment of the Purchase Price is effective on the Payment Date unless such shares are eligible for immediate resale in the public market by non-affiliates of the company.

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

The company has, from time to time, also granted non-plan options and restricted stock units to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $1,876,577 and $1,624,949 for the six months ended June 30, 2024, and 2023, respectively, which was charged to general and administrative expense.

The $1,876,577 stock-based compensation for the six months ended June 30, 2024, was comprised of $952,595 option expense and $923,982 expense from the vesting of the restricted stock units.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

As of June 30, 2024, the company has $7,995,398 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The following table summarizes the activity of our stock options for the six months ended June 30, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2023	26,195,434	$0.64	9.37	$226,821,848
Granted	-	-	-	-
Exercised	(340,000)	(0.22)	5.17	1,756,329
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2024	25,855,434	0.65	5.51	228,578,177
Outstanding and exercisable at June 30, 2024	21,305,431	0.28	4.81	102,489,203

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option- Pricing Model applying the assumptions in the following table:

	Six Months Ended June 30,
	2024	2023
Assumptions:
Risk-free interest rate	1.26 – 1.30%	1.26 – 3.98%
Expected dividend yield	0%	0%
Expected volatility	111.62% – 112.6%	109.48 –111.62%
Expected life (in years)	6	6

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the six months ended June 30, 2024, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date
Nonvested at December 31, 2023	3,480,454	2.15
Granted – restricted stock units and awards	-	-
Granted – performance-based stock units	-	-
Canceled	-	-
Vested	(11,666)	6.75
Nonvested at June 30, 2024	3,468,788	$2.15

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

As of June 30, 2024, and December 31, 2023, there was $4,257,602 and $5,181,584, respectively, in unrecognized stock- based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

Warrant stock activity for the six months ended June 30, 2024, was as follows:

	Warrant Activity
		Weighted Average Exercise	Weighted Average remaining Contractual Term
	Shares	Price	(years)
Outstanding at December 31, 2023	1,750,000	$0.0600	5.53
Granted	-	-	-
Exercised	(165,000)	0.0600	5.03
Forfeited	-	-	-
Outstanding and exercisable at June 30, 2024	1,585,000	$0.0600	5.03

	Warrants Outstanding			Warrants Exercisable
		Weighted Avg. Remaining	Weighted		Weighted
	Shares	Contractual Life in	Avg. Exercise	Shares	Avg. Exercise
Range of Exercise Prices	Outstanding	Years	Price	Exercisable	Price
$0.05 – $0.07	1,585,000	5.03	$0.0600	1,585,000	$0.0600
	1,585,000	5.03	$0.0600	1,585,000	$0.0600

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

During the six months ended June 30, 2024, the company modified its contract with a customer for changes in the contract specifications and requirements. The modification was for services that are not distinct from the existing contract due to the significant integration of services performed. The modification was accounted for as if it was part of the existing contract and a cumulative catch-up adjustment was recorded for the six months ended June 30, 2024.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

The following table summarizes the company’s accounts receivable, net,

	June 30, 2024	December 31, 2023
Accounts receivable	$211,177	$153,029
Unbilled receivable	-	414,763
Total	$211,177	$567,792

Concentrations

During the three months ended June 30, 2024, three customers accounted for a total of $768,146 in revenue or 98% of revenue recognized. During the six months ended June 30, 2024, three customers accounted for a total of $902,382 in revenue or 99% of revenue recognized. As of June 30, 2024, the company has $211,177 or 100% of accounts receivable recorded as current assets on the balance sheet related to one customer. During the three and six months ended June 30, 2023, the company earned revenue from two contracts with two separate customers. One customer accounted for $973,356 or 93% of revenue recognized during the six-month period. As of June 30, 2023, the company has $162,226 or 69% of accounts receivable recorded as current assets on the balance sheet related to this customer.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The company incurred lease expenses for its operating leases of $144,544 which was included in general and administrative expenses in the statements of operation for the period ended June 30, 2024. During the six months ended June 30, 2024, the company made cash lease payments in the amount of $125,128.

At June 30, 2024, the company had approximately $137,168 in future minimum lease payments due for the six months ended. The below table presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease
For the six months ended June 30, 2024
2024, six months ended	$137,168
2025	296,284
2026	324,429
2027	343,544
2028	205,111
Thereafter	-
Total undiscounted lease payments	1,306,536
Present value discount, less interest	220,746
Lease Liability	$1,085,790

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of June 30, 2024 and 2023.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

On July 26, 2023, the company filed a complaint in the Superior Court of the State of Delaware against Gusrae Kaplan Nusbaum PLLC and Ryan Whalen, for malicious prosecution of a federal securities fraud lawsuit which was filed by these defendants against the company and certain of its directors, attorneys and their law firms and an outside consultant, in July 2019 in the United States District Court for the Southern District of New York. The complaint filed by the company alleges that the claims by these defendants against it were frivolous and prosecuted for the improper purpose of hindering the company’s prosecution of a then pending case against George Farley, the company’s former CEO, which was later settled. The complaint further alleges that the defendants prosecuted their claim with malice causing the company damages valued in excess of $40 million. On September 11, 2023, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On October 25, 2023, the company filed an opposition to the motion. The court heard oral argument on the motion on January 19, 2024, and took the motion under submission. On April 16, 2024, the court granted the motion on the grounds of lack of personal jurisdiction over the defendants. The company filed a Notice of Appeal with the Supreme Court of the State of Delaware on May 2, 2024. The company filed its Opening Brief on July 17, 2024

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

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

NOTE 8 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after June 30, 2024, the date of our most recent balance sheet, through the date our financial statements were issued.

Subsequent to the six months ended June 30, 2024, Restricted Stock Units covering 150,000 shares of the company’s common stock vested. The company withheld a portion of these shares of common stock from the holders pursuant to their restricted stock unit agreements to cover its tax withholding obligation.

Subsequent to the six months ended June 30, 2024, the Company exercised its option to lease more than 5,000 square feet of additional space at the University of Arizona Tech Park. With this expansion, the Company will occupy approximately 26,000 sq. ft. of space at the Arizona Tech Park. The company took the option to lease this additional space under the June 7, 2023, amendment (the “2023 Amendment”) to its Lease Agreement with Campus Research Corporation, as Landlord.

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

The Applied Energetics scientific team is continuously innovating with an eye toward expanding our patent portfolio to cover these technological breakthroughs and further enhance our suite of solutions for threat disruption for the Department of Defense, the intelligence community, and for commercial, biomedical and space applications with optical sources operating from the deep ultraviolet to the far infrared portions of the electromagnetic spectrum.

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

Recent Developments

On July 3, 2024, Applied Energetics, Inc. exercised its option to lease more than 5,000 square feet of additional space at the University of Arizona Tech Park to support the company’s investment in a new Battle Lab and laser manufacturing capacity to ensure it has the critical infrastructure in place to fulfill both current and possible future priority U.S. military programs. With this expansion, the Company will occupy approximately 26,000 sq. ft. of space at the Arizona Tech Park. The company took the option to lease this additional space under the June 7, 2023, amendment (the “2023 Amendment”) to its Lease Agreement with Campus Research Corporation, as Landlord.

The new space is a high bay, light industrial facility that is expected to host Applied Energetics’ Battle Lab to support laser system testing against relevant targets and emerging threats. The Battle Lab is expected to enable technology maturation and be the venue for customer and partner demonstrations under realistic and controlled conditions. The facility, as planned, will also provide the capability to manufacture, integrate, and test advanced lasers as Applied Energetics makes its anticipated transition of its technology to the next stage of its lifecycle.

During July 2024, the company’s Board of Directors, in consultation with counsel, embarked on a comprehensive review and revision to the company’s By-laws resulting, on July 17, 2024, in the board’s adoption of the company’s First Amended and Restated By-laws. The amended By-laws effect revisions to update several by-law provisions to reflect the company’s current business, operations and conduct of its corporate affairs. These include conduct of stockholder meetings, titles and functions of officers, and board classification, the last of which will require approval of the stockholders before taking effect. Other revisions are intended to correspond with certain changes in Delaware law, including with respect to indemnification, and to modernize the by-laws to allow for such items as conduct of remote stockholder meetings. A few revisions are ministerial such as that pertaining to the company’s address of record in the State of Delaware.

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

On March 5, 2024, Applied Energetics entered into an Employment Agreement with James Harrison, PhD, pursuant to which Dr. Harrison is to serve as Director of New Product Innovation, commencing on April 3, 2024. In this new role, Dr. Harrison’s responsibilities are to include setting a vision and strategy that supports and accelerates the entire development lifecycle of optical and laser products, from conceptualization to commercialization. His work involves collaboration with leaders across business development, operations, and research and development to drive the company’s strategic goal of providing cutting-edge laser and optical products to national security and commercial customers. For his services, the company has agreed to pay Dr. Harrison a cash salary of $200,000 per year.

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

Applied Energetics was a founding consortium member of the Tech Hub proposal submitted under the title of Tulsa Hub for Equitable and Trustworthy Autonomy (THETA). On October 23, 2023, President Biden announced the designation of the inaugural 31 Tech Hubs and the THETA program was one of the 31entities selected as part of the historic $500 million investment in economic competitiveness and national security. The proposal submitted specifies that THETA will emphasize the development of UAS and counter-UAS (CUAS), artificial intelligence (AI), and cybersecurity technologies. As such, Applied Energetics anticipates working closely with the Unmanned Systems Research Institute (USRI) and the Oklahoma Aerospace Institute for Research and Education (OAIRE), both at Oklahoma State University, to partner on the UAS and counter-UAS technology research supporting the THETA TechHub. On July 2, 2024 the Biden-Harris administration and the US EDA announced the award of approximately $51 million to the THETA consortium, the highest amount awarded in this announcement. THETA was one of 12 Tech Hubs awarded funding out of the 31 regions to receive “Tech Hub” designations last fall. Applied Energetics is looking forward to contributing to the CUAS portion of the THETA program.

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

Results of Operations

Comparison of Operations for the Three Months Ended June 30, 2024 and 2023:

	2024	2023
Revenue	$780,643	$559,945
Cost of revenue	(384,208)	(177,168)
General and administrative	(2,343,511)	(2,066,642)
Selling and marketing	(76,216)	(94,465)
Research and development	(37,923)	(52,756)
Other income	265	14,771
Interest income (expense)	-	(1,909)
Net loss	$(2,060,950)	$(1,818,224)

Revenue

Revenue increased by $220,698 to approximately $780,643 for the three months ended June 30, 2024 from $559,945 for the three months ended June 30, 2023. The increase in revenue represents two additional contracts that we received and commenced performing in August 2023 and June 2024.

Cost of Revenue

Cost of revenue increased by $207,040 to approximately $384,208 for the three months ended June 30, 2024 from $177,168 for the three months ended June 30, 2023. This increase was primarily attributable to an increase in the cost of materials, supplies and direct labor cost incurred in connection with the increased revenues.

General and Administrative

General and administrative expenses increased by $276,869 to approximately $2,343,511 for the three months ended June 30, 2024, compared to approximately $2,066,642 for the three months ended June 30, 2023, primarily due to an increase in salaries and employee benefits of approximately $182,000 mainly due to non-cash compensation, an increase in software and licenses of approximately $25,000, and an increase in depreciation expense of approximately $23,000.

Selling and Marketing

Selling and marketing expenses decreased by $18,249 to approximately $76,216 for the three months ended June 30, 2024, compared to approximately $94,465 for the three months ended June 30, 2023, primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses decreased by $14,833 to approximately $37,923 for the three months ended June 30, 2024, compared to approximately $52,756 for the three months ended June 30, 2023, primarily due to a decrease in labor cost being transferred to direct labor contracts.

Net Loss

Our operations for the three months ended June 30, 2024, resulted in a net loss of approximately $2,060,950 an increase of approximately $242,726 compared to the approximately $1,818,224 net loss for the three months ended June 30, 2023, primarily due an increase in general and administrative expense partially offset by a decrease in research and development expense and in selling and marketing expenses.

Comparison of Operations for the Six Months Ended June 30, 2024 and 2023:

	2024	2023
Revenue	$914,878	$1,046,623
Cost of revenue	(658,640)	(318,440)
General and administrative	(4,660,410)	(4,181,909)
Selling and marketing	(151,776)	(203,355)
Research and development	(118,703)	(112,736)
Other income	2,322	15,482
Interest income (expense)	-	(1,909)
Net loss	$(4,672,329)	$(3,756,244)

Revenue

Revenue decreased by $131,745 to approximately $914,878 for the six months ended June 30, 2024 from $1,046,623 for the six months ended June 30, 2023. The decrease in revenue was primarily the result of a contract modification which resulted in a decrease in the contract’s price and an increase in the contract’s term, offset by additional one year continuation for an existing contract and new contract in June 2024.

Cost of Revenue

Cost of revenue increased by $340,200 to approximately $658,640 for the six months ended June 30, 2024 from $318,440 for the six months ended June 30, 2023. This increase was primarily attributable to an increase in the cost of materials, supplies and direct labor cost incurred in connection with recent contract modifications.

General and Administrative

General and administrative expenses increased by $478,501 to approximately $4,660,410 for the six months ended June 30, 2024, compared to approximately $4,181,909 for the six months ended June 30, 2023, primarily due to an increase in salaries and employee benefits of approximately $600,000 mainly due to non-cash compensation, an increase in software and licenses of approximately $30,000, an increase in depreciation expense of approximately $50,000, partially offset by a decrease of approximately $252,000 in professional and consulting expenses.

Selling and Marketing

Selling and marketing expenses decreased by $51,579 to approximately $151,776 for the six months ended June 30, 2024, compared to approximately $203,355 for the six months ended June 30, 2023, primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses increased by $5,967 to approximately $118,703 for the six months ended June 30, 2024, compared to approximately $112,736 for the six months ended June 30, 2023, primarily due to an increase in labor cost associated with continued development of our USP laser technologies.

Net Loss

Our operations for the six months ended June 30, 2024, resulted in a net loss of approximately $4,672,329 an increase of approximately $916,085 compared to the approximately $3,756,244 net loss for the six months ended June 30, 2023, primarily due an increase in general and administrative expense and research and development expense partially offset by a decrease in selling and marketing expenses.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2024, the company incurred a net loss of approximately $4,672,329, had negative cash flows from operations of approximately $2,670,374 and may incur additional future losses due to the possible reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2023, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so for one year from the date the financial statements are issued based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At June 30, 2024, the company had total current assets of $3,301,638 and total current liabilities of $698,232 resulting in a working capital surplus of $2,603,406. At June 30, 2024, we had $2,793,973 of cash and cash equivalents, an increase of $1,474,447 from $1,319,526 at December 31, 2023.

During the first six months of 2024, the net cash outflow from operating activities was $2,670,374. This amount was comprised primarily of our net loss of $4,672,329 offset by non-cash stock-based compensation expense of $1,876,577, depreciation and amortization of $103,921, amortization of ROU assets of $95,044 and amortization of prepaid assets of $109,445, and cash used from changes in assets and liabilities of ($183,032) from the increase in accounts receivable of $356,615 and accrued expenses and compensation of $4,772 offset by the net decrease in prepaids and deposits of $68,293 operating lease liabilities of $75,628, deferred revenue of $308,908 and a decrease in accounts payable of $91,590.

During the first six months of 2024, the net cash outflow from investing activities was $55,435. This was for the purchase of equipment.

During the first six months of 2024, the net cash inflow from financing activities was $4,200,256. This amount consisted of $4,171,601 in proceeds from stock subscriptions, $83,499 from the exercise of options and warrants, which were offset by $7,519 of tax withholdings related to the share settlement of RSUs, offset by $47,325 from the repayments on notes payable.

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

On May 10, 2024, the company completed the placement of 1,896,182 shares of its common stock, par value, $0.001 per share, in a private sale to individual purchasers at a price of $2.20 per share, for aggregate proceeds in the amount of $4,171,601 All of the purchasers are accredited, sophisticated investors, and the issuance of the shares was not in connection with any public offering in accordance with Section 4(a)(2) of the Securities Act of 1933.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of June 30, 2024, are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On July 26, 2023, the company filed a complaint in the Superior Court of the State of Delaware against Gusrae Kaplan Nusbaum PLLC and Ryan Whalen, for malicious prosecution of a federal securities fraud lawsuit which was filed by these defendants against the company and certain of its directors, attorneys and their law firms and an outside consultant, in July 2019 in the United States District Court for the Southern District of New York. The complaint filed by the company alleges that the claims by these defendants against it were frivolous and prosecuted for the improper purpose of hindering the company’s prosecution of a then pending case against George Farley, the company’s former CEO, which was later settled. The complaint further alleges that the defendants prosecuted their claim with malice causing the company damages valued in excess of $40 million. On September 11, 2023, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On October 25, 2023, the company filed an opposition to the motion. The court heard oral argument on the motion on January 19, 2024, and took the motion under submission. On April 16, 2024, the court granted the motion on the grounds of lack of personal jurisdiction over the defendants. The company filed a Notice of Appeal with the Supreme Court of the State of Delaware on May 2, 2024. The company filed its Opening Brief on July 17, 2024.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The Rule 10b5-1 Plan previously established by Bradford T. Adamczyk, our Executive Chairman, expired in accordance with its own terms as of July 15, 2024. Mr. Adamczyk has established a new Rule 10b5-1 Plan which is to take effect under its terms as of August 16, 2024 and is to continue in effect through October 14, 2025.

The Rule 10b5-1 Plan previously established by Adamczyk Family 2021 LLC, an entity controlled by Bradford T. Adamczyk, the company’s Executive Chairman, expired in accordance with its own terms as of July 15, 2024. The Adamczyk Family 2021 LLC has established a new Rule 10b5-1 Plan which is to take effect under its terms as of August 16, 2024 and is to continue in effect through October 14, 2025.

The Rule 10b5-1 Plan previously established by Gregory J. Quarles, the company’s President and Chief Executive Officer, expired in accordance with its own terms as of July 15, 2024. Dr. Quarles has established a new Rule 10b5-1 Plan which is to take effect under its terms as of August 16, 2024 and is to continue in effect through October 14, 2025.

The Rule 10b5-1 Plan previously established by Mary P. O’Hara, our General Counsel and CLO, expired in accordance with its own terms as of July 15, 2024. Ms. O’Hara has not established a replacement plan as of the date of filing of this report on Form 10-Q.

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

Date: August 12, 2024