Form 10-Q
period 2024-09-30
APPLIED ENERGETICS, INC.
filed 2024-11-14
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 13, 2024, there were 213,800,472 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,608,241	$1,319,526
Accounts receivable, net	190,443	567,792
Other assets	227,139	148,338
Total current assets	2,025,823	2,035,656

Long-term assets
Property and equipment - net	328,831	434,563
Right of use asset - operating	1,137,081	1,054,736
Security deposit	17,004	17,004
Total long-term assets	1,482,916	1,506,303
Total assets	$3,508,739	$3,541,959

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$351,350	$312,958
Notes payable	94,651	-
Due to related parties	50,000	50,000
Operating lease liability - current	250,021	166,927
Deferred Revenue	20,218	308,908
Accrued expenses	74,365	40,510
Accrued dividends	48,079	48,079
Total current liabilities	888,684	927,382

Long-term liabilities
Operating lease liability - non-current	1,018,506	994,491
Total long-term liabilities	1,018,506	994,491
Total liabilities	1,907,190	1,921,873

Stockholders’ Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at September 30, 2024 and December 31, 2023 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 213,760,508 and 211,236,688 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	213,761	211,237
Additional paid-in capital	119,249,082	112,223,129
Accumulated deficit	(117,861,308)	(110,814,294)
Total stockholders’ equity	1,601,549	1,620,086

Total Liabilities and Stockholders’ Equity	$3,508,739	$3,541,959

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023

Revenue	$747,720	$712,810	$1,662,598	$1,759,433
Cost of revenue	508,709	174,412	1,167,349	492,852

Gross profit	239,011	538,398	495,249	1,266,581

Operating expenses
General and administrative	2,457,321	2,219,641	7,117,731	6,401,550
Selling and marketing	86,398	94,092	238,174	297,447
Research and development	70,244	54,222	188,947	166,958
Total operating expenses	2,613,963	2,367,955	7,544,852	6,865,955

Operating loss	(2,374,952)	(1,829,557)	(7,049,603)	(5,599,374)

Other income/(expense)
Other income	267	20,287	2,589	35,769
Interest expense	-	(1,908)	-	(3,817)
Total other income/(expense)	267	18,379	2,589	31,952

Loss before provision for income taxes	(2,374,685)	(1,811,178)	(7,047,014)	(5,567,422)

Provision for income taxes	-	-	-	-

Net loss	(2,374,685)	(1,811,178)	(7,047,014)	(5,567,422)

Preferred stock dividends	(8,501)	(8,501)	(25,504)	(25,504)

Net loss attributable to common stockholders	$(2,383,186)	$(1,819,679)	$(7,072,518)	$(5,592,926)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	213,753,429	211,133,165	212,565,838	211,046,786

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid- In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	13,602	$14	211,236,688	$211,237	$112,223,129	$(110,814,294)	$1,620,086
Stock-based compensation	-	-	-	-	955,730	-	955,730
Common stock issued on exercise of options	-	-	60,000	60	12,540	-	12,600
Common stock issued on exercise of warrants	-	-	66,000	66	3,894	-	3,960
Common stock issued for settlement of restricted stock units	-	-	11,666	12	(12)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(3,715)	(4)	(7,515)	-	(7,519)
Net loss for the period ended March 31, 2024	-	-	-	-	-	(2,611,379)	(2,611,379)
Balance at March 31, 2024	13,602	$14	211,370,639	$211,371	$113,187,766	$(113,425,673)	$(26,522)
Stock-based compensation	-	-	-	-	920,847	-	920,847
Common stock issued on exercise of options	-	-	280,000	280	60,720	-	61,000
Common stock issued on exercise of warrants	-	-	99,000	99	5,840	-	5,939
Issuance of common stock under the market offering	-	-	1,896,182	1,896	4,169,705	-	4,171,601
Net loss for the period ended June 30, 2024	-	-	-	-	-	(2,060,950)	(2,060,950)
Balance at June 30, 2024	13,602	$14	213,645,821	$213,646	$118,344,878	$(115,486,623)	$3,071,915
Stock-based compensation	-	-	-	-	979,099	-	979,099
Common stock issued for settlement of restricted stock units	-	-	175,000	175	(175)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(60,313)	(60)	(74,720)	-	(74,780)
Net loss for the period ended September 30, 2024	-	-	-	-	-	(2,374,685)	(2,374,685)
Balance at September 30, 2024	13,602	$14	213,760,508	$213,761	$119,249,082	$(117,861,308)	$1,601,549

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	13,602	$14	210,848,671	$210,843	$108,830,989	$(103,463,863)	$5,577,983
Stock-based compensation	-	-	-	-	758,187	-	758,187
RSU restricted stock	-	-	9,584	10	21,075	-	21,085
Common stock issued on exercise of options	-	-	175,000	175	16,575	-	16,750
Net loss for the period ended March 31, 2023	-	-	-	-	-	(1,938,020)	(1,938,020)
Balance at March 31, 2023	13,602	$14	211,033,255	$211,034	$109,626,819	$(105,401,879)	$4,435,988
Stock-based compensation	-	-	-	-	845,677	-	845,677
Net loss for the period ended June 30, 2023	-	-	-	-	-	(1,818,224)	(1,818,224)
Balance at June 30, 2023	13,602	$14	211,033,255	$211,034	$110,472,496	$(107,220,103)	$3,463,441
Stock-based compensation	-	-	-	-	903,343	-	903,343
Common stock issued for settlement of restricted stock units	-	-	150,000	150	(150)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(56,567)	(57)	(136,614)	-	(136,671)
Common stock issued on exercise of option	-	-	20,000	20	1,981	-	2,000
Net loss for the quarter ended September 30, 2023	-	-	-	-	-	(1,811,178)	(1,811,178)
Balance at September 30, 2023	13,602	$14	211,146,688	$211,141	$111,241,064	$(109,031,285)	$2,420,934

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(7,047,014)	$(5,567,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock-based compensation expense	2,855,676	2,528,293
Amortization of ROU assets	152,192	97,245
Depreciation and amortization	161,167	90,564
Amortization of prepaid assets	167,035	153,366
Changes in assets and liabilities:
Accounts receivable	377,349	(50,902)
Prepaid and deposits	(56,534)	(254,479)
ROU liabilities	(127,428)	(77,286)
Deferred Revenue	(288,690)	366,006
Accounts payable	38,392	115,130
Accrued expenses and compensation	33,855	21,869
Net cash used in operating activities	(3,734,000)	(2,577,616)

Cash Flows from Investing Activities
Purchase of equipment	(55,435)	(177,904)
Net cash used in investing activities	(55,435)	(177,904)

Cash Flows from Financing Activities
Repayment on note payable	(94,651)	(503,694)
Proceeds from sale of common stock	4,171,601	-
Proceeds from note payable	-	155,541
Tax withholdings related to net share settlement of RSU’s	(82,299)	(136,671)
Proceeds from the exercise of stock option and warrants	83,499	18,750
Net cash provided by (used in) financing activities	4,078,150	(466,074)

Net change in cash and cash equivalents	288,715	(3,221,594)

Cash and cash equivalents, beginning of year	1,319,526	5,640,308
Cash and cash equivalents, at end of period	$1,608,241	$2,418,714

Supplemental disclosure of cash flow information
Cash paid for interest	$4,941	$3,817
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Insurance financing for prepaid insurance	$189,302	$155,541
Implementation of ASC 842	$234,537	$766,281

 See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

For the nine months ended September 30, 2024, the company incurred a net loss of $7,047,014, had negative cash flows from operations of $3,734,000 and may incur additional future losses due to limited contract activity. At September 30, 2024, the company had total current assets of $2,025,823 and total current liabilities of $888,684, resulting in working capital surplus of $1,137,139. At September 30, 2024, the company had cash of $1,608,241.

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

SEPTEMBER 30, 2024

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition, carrying amounts of long-lived assets, valuation assumptions for share-based payments, effective borrowing rate determinations, valuation and calculation of measurements of income tax assets and liabilities.

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of shares underlying warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 31,044,936 and 31,623,768 for the nine months ended September 30, 2024 and 2023, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of September 30, 2024, $1,086,115 was uninsured.

NOTE 2 – NEW ACCOUNTING STANDARDS

The company has reviewed all issued accounting pronouncements. The company does not expect the adoption of any pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – NOTES PAYABLE

Premium Financing

On March 12, 2024, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the original principal amount of $189,302 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2024, and provided coverage for the next 15 months, expiring June 11, 2025. The loan bears interest at a fixed rate of 9.50% per annum, requires the company to prepay $41,057 and appears on the balance sheet as a current asset. On April 12, 2024, the company made the first of twelve-monthly principal and interest payments of $15,775 on the loan, the aggregate amount of principal and interest on which is $199,184. The last payment is scheduled to be made on March 12, 2025. As of September 30, 2024, the outstanding principal and interest balance on the note was $94,651 and was recorded as notes payable, a current liability, on the company’s unaudited condensed consolidated balance sheet.

Notes Payable Reconciliation

The following reconciles notes payable as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Beginning balance	$-	$400,000
Notes payable	189,302	155,541
Payments on notes payable	(94,651)	(555,541)
Total	94,651	-
Less-Notes payable – current	94,651	-
Notes payable – non-current	$-	$-

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Future principal payments for the company’s notes payable as of September 30, 2024, are as follows:

2024, three months ended	$47,326
2025	47,325
Thereafter	-
Total	$94,651

The company’s note payable principal and interest balance of $94,651 is due within the next twelve months, in accordance with the terms of note payable.

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

During the nine months ended September 30, 2023, the company issued 9,584 shares of common stock with a grant date fair value of $21,085, pursuant to a restricted stock agreement dated May 2021.

During the nine months ended September 30, 2023, the company issued 10,000 shares of common stock upon the exercise of 10,000 options at an exercise price of $0.13 a share, for proceeds in the amount of $1,300.

During the nine months ended September 30, 2023, the company issued 10,000 shares of common stock upon the exercise of 10,000 options at an exercise price of $0.07 a share, for proceeds in the amount of $700.

During the nine months ended September 30, 2023, restricted stock units covering 150,000 shares of the company’s common stock vested. The company withheld 56,567 of these shares of common stock from the holders pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $136,671.

During the nine months ended September 30, 2024, the company completed the placement of 1,896,182 shares of its common stock, par value, $0.001 per share, in a private sale to individual purchasers at a price of $2.20 per share, for aggregate proceeds in the amount of $4,171,601

During the nine months ended September 30, 2024, the company issued 180,000 shares of common stock upon the exercise of options at an exercise price of $0.07 a share, for proceeds in the amount of $12,600.

During the nine months ended September 30, 2024, the company issued 60,000 shares of common stock upon the exercise of options at an exercise price of $0.35 a share, for proceeds in the amount of $21,000.

During the nine months ended September 30, 2024, the company issued 100,000 shares of common stock upon the exercise of options at an exercise price of $0.40 a share, for proceeds in the amount of $40,000.

During the nine months ended September 30, 2024, the company issued 165,000 shares of common stock upon exercise of warrants at an exercise price of $ 0.06 per share for proceeds in the amount of $9,899.

During the nine months ended September 30, 2024, restricted stock units covering 186,666 shares of the company’s common stock vested. The company issued 186,666 and withheld 64,028 shares of common stock from the holders pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $82,299.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Preferred Stock

As of September 30, 2024, and December 31, 2023, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of September 30, 2024, including previously accrued dividends of $48,079 included in our balance sheet total approximately $388,129. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

SEPTEMBER 30, 2024

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

The company has, from time to time, also granted non-plan options and restricted stock units to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $2,855,676 and $2,528,293 for the nine months ended September 30, 2024, and 2023, respectively, which was charged to general and administrative expense.

During the nine months ended September 30, 2024, the company issued non-qualified stock options to purchase up to 250,000 shares of common stock, at an exercise price of $1.99, to one director. These options vest over a period of three years in the amount of 100,000 shares on the first anniversary of their issuance and 75,000 shares on each of the second and third anniversaries.

The $2,855,676 stock-based compensation for the nine months ended September 30, 2024, was comprised of $1,464,627 option expense and $1,391,049 expense from the vesting of the restricted stock units.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

As of September 30, 2024, the company has $7,902,394 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The following table summarizes the activity of our stock options for the nine months ended September 30, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2023	26,195,434	$0.64	9.37	$226,821,848
Granted	250,000	1.99	9.52	1,881,267
Exercised	(340,000)	0.22	4.91	1,597,030
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2024	26,105,434	0.66	5.30	227,106,085

Outstanding and exercisable at September 30, 2024	21,652,931	0.32	4.61	92,930,566

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option- Pricing Model applying the assumptions in the following table:

	Nine months Ended September 30,
	2024	2023
Assumptions:
Risk-free interest rate	1.99%	1.26 – 3.98%
Expected dividend yield	0%	0%
Expected volatility	103.88%	109.48 – 111.62%
Expected life (in years)	6.5	6.0

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the nine months ended September 30, 2024, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date
Nonvested at December 31, 2023	3,480,454	2.15
Granted – restricted stock units and awards	-	-
Granted – performance-based stock units	-	-
Canceled	-	-
Vested	(186,666)	2.33
Nonvested at September 30, 2024	3,293,788	2.27

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

As of September 30, 2024, and December 31, 2023, there was $3,790,535 and $5,181,584, respectively, in unrecognized stock- based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

Warrant stock activity for the nine months ended September 30, 2024, was as follows:

	Warrant Activity
		Weighted Average Exercise	Weighted Average remaining Contractual Term
	Shares	Price	(years)
Outstanding at December 31, 2023	1,750,000	$0.06	5.53
Granted	-	-	-
Exercised	(165,000)	0.06	4.78
Forfeited	-	-	-
Outstanding and exercisable at September 30, 2024	1,585,000	$0.06	4.78

	Warrants Outstanding			Warrants Exercisable
		Weighted Avg. Remaining	Weighted		Weighted
	Shares	Contractual Life in	Avg. Exercise	Shares	Avg. Exercise
Range of Exercise Prices	Outstanding	Years	Price	Exercisable	Price
$0.05 – $0.07	1,585,000	4.78	$0.0600	1,585,000	$0.0600
	1,585,000	4.78	$0.0600	1,585,000	$0.0600

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

During the nine months ended September 30, 2024, the company modified its contract with a customer for changes in the contract specifications and requirements. The modification was for services that are not distinct from the existing contract due to the significant integration of services performed. The modification was accounted for as if it was part of the existing contract and a cumulative catch-up adjustment was recorded for the nine months ended September 30, 2024.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

The following table summarizes the company’s accounts receivable, net,

	September 30, 2024	December 31, 2023
Accounts receivable	$190,433	$153,029
Unbilled receivable	-	414,763
Total	$190,433	$567,792

Concentrations

During the three months ended September 30, 2024, three customers accounted for a total of $747,720 in revenue or 100% of revenue recognized. During the nine months ended September 30, 2024, three customers accounted for a total of $1,650,096 in revenue or 99% of revenue recognized. As of September 30, 2024, the company has $190,433 or 100% of accounts receivable recorded as current assets on the balance sheet related to two customers. During the three months ended September 30, 2023, two customers accounted for a total of $712,810 in revenue or 100% of revenue recognized. During the nine months ended September 30, 2023, two customers accounted for a total of $1,679,836 in revenue or 95% of revenue recognized. As of December 31, 2023, the company has $567,792 or 100% of accounts receivable recorded as current assets on the balance sheet related to one customer.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In March 2021, the company signed a five-year lease for a 13,000 square foot laboratory/office space in Tucson. The initial base rent was $6.7626 per rentable square foot for year one and escalated to $ 9.2009 per rentable square foot in year two, $11.4806 per rentable square foot in year three, and $13.1740 per rentable square foot in year four and is in addition to certain operating expenses and taxes. It is to escalate further to $14.9306 per rentable square foot in year five.

On June 7, 2023, the company entered into an amendment to extend the term of the original lease from April 26, 2026 to July 31, 2028. Included in the lease amendment, commencing on August 1, 2023, is additional square footage in the amount of 9,805 rentable square feet (8,375 usable square feet). The initial base rent for this expansion space was $9.10 per rentable square foot for year one, which escalated to $10.20 in year two and is in addition to certain operating expenses and taxes. It is to escalate further to $11.30 in year three, $12.40 in year four and $13.50 in year five.

On July 3, 2024, Applied Energetics, Inc. exercised its option to lease more than 5,000 square feet of additional space at the University of Arizona Tech Park. The company will occupy, in the aggregate, approximately 26,000 sq. ft. of space at the Arizona Tech Park. The company took the option to lease this additional space under the June 7, 2023, amendment.

The company incurred lease expenses for its operating leases of $288,521 which was included in general and administrative expenses in the statements of operation for the period ended September 30, 2024. During the nine months ended September 30, 2024, the company made cash lease payments in the amount of $203,757.

At September 30, 2024, the company had approximately $84,775 in future minimum lease payments due for the nine months ended. The below table presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease
For the nine months ended September 30, 2024
2024, three months ended	$84,775
2025	361,268
2026	394,256
2027	418,215
2028	250,317
Thereafter	-
Total undiscounted lease payments	1,508,831
Present value discount, less interest	240,304
Lease Liability	$1,268,527

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of September 30, 2024 and 2023.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Litigation

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, Gusrae Kaplan & Nusbaum and Mr.Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. The parties completed discovery, and the court has approved a summary judgment briefing schedule proposed by the parties. The parties have each filed their motions for summary judgment. No trial date has been set.

On July 26, 2023, the company filed a complaint in the Superior Court of the State of Delaware against Gusrae Kaplan Nusbaum PLLC and Ryan Whalen, for malicious prosecution of a federal securities fraud lawsuit which was filed by these defendants against the company and certain of its directors, attorneys and their law firms and an outside consultant, in July 2019 in the United States District Court for the Southern District of New York. The complaint filed by the company alleges that the claims by these defendants against it were frivolous and prosecuted for the improper purpose of hindering the company’s prosecution of a then pending case against George Farley, the company’s former CEO, which was later settled. The complaint further alleges that the defendants prosecuted their claim with malice causing the company damages valued in excess of $40 million. On September 11, 2023, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On October 25, 2023, the company filed an opposition to the motion. The court heard oral argument on the motion on January 19, 2024, and took the motion under submission. On April 16, 2024, the court granted the motion on the grounds of lack of personal jurisdiction over the defendants. The company filed a Notice of Appeal with the Supreme Court of the State of Delaware on May 2, 2024. The company filed its Opening Brief on July 17, 2024. On October 8, 2024, the Clerk of the Delaware Supreme Court notified the parties that the court would hear oral arguments in the case on December 4, 2024, and that the hearing would be “en banc” or in front of the entire court, rather than a panel.

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

NOTE 8 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after September 30, 2024, the date of our most recent balance sheet, through the date our financial statements were issued.

Subsequent to the nine months ended September 30, 2024, the company issued 40,000 shares of common stock upon exercise of warrants at an exercise price of $0.06 per share.

Subsequent to the nine months ended September 30, 2024, the Company modified 2,800,000 outstanding options awarded to technical and administrative staff to reduce the exercise price from $2.35 per share to $0.81 per share. No executive team options were repriced.

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

Recent Developments

Effective October 28, 2024, Applied Energetics entered into a Memorandum of Understand (MOU) with a U.S.-based directed energy systems integrator to further the development and deployment of Applied Energetics’ ultrashort pulsed laser (USPL) technology for defense and national security applications. The MOU outlines key areas of cooperation, including joint research and development, integration of Applied Energetics’ USPL technologies into an existing high-energy laser directed energy platform, and the exploration of new opportunities to enhance both companies’ product portfolios. The MOU sets out the framework for the collaboration, however, it is not a definitive agreement with commercial terms and timelines. The company intends to provide additional information upon approval of the systems integrator counterparty.

On July 3, 2024, Applied Energetics, Inc. exercised its option to lease more than 5,000 square feet of additional space at the University of Arizona Tech Park to support the company’s investment in a new Battle Lab and laser manufacturing capacity to ensure it has the critical infrastructure in place to fulfill both current and possible future priority U.S. military programs. With this expansion, the Company will occupy, in the aggregate, approximately 26,000 sq. ft. of space at the Arizona Tech Park. The company took the option to lease this additional space under the June 7, 2023, amendment (the “2023 Amendment”) to its Lease Agreement with Campus Research Corporation, as Landlord.

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

During July 2024, the company’s Board of Directors, in consultation with counsel, embarked on a comprehensive review and revision to the company’s By-laws resulting, on July 17, 2024, in the board’s adoption of the company’s First Amended and Restated By-laws. The amended By-laws update several provisions to reflect the company’s current business, operations and conduct of its corporate affairs as well as changes in Delaware law, including, without limitation conduct of stockholder meetings, titles and functions of officers, board classification, indemnification, and conduct of remote stockholder meetings. A few revisions are ministerial such as that pertaining to the company’s address of record in the State of Delaware.

Effective March 12, 2024, the grant previously awarded to Applied Energetics, Inc. from a U.S. Department of Defense customer has been transitioned into a contract. The original grant had a two-year period of performance. The new contract supersedes the May 2022 grant and carries a ceiling value of $1,217,535 under a base period of performance through November 11, 2024, and a 12-month unfunded option period that ends November 11, 2025. On September 4, 2024, the company received a funding increase on this contract of $237,647 bringing the total funding on the contract to $1,455,182.

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

Applied Energetics was a founding consortium member of the Tech Hub proposal submitted under the title of Tulsa Hub for Equitable and Trustworthy Autonomy (THETA). On October 23, 2023, President Biden announced the designation of the inaugural 31 Tech Hubs and the THETA program was one of the 31entities selected as part of the historic $500 million investment in economic competitiveness and national security. The proposal submitted specifies that THETA will emphasize the development of UAS and counter-UAS (CUAS), artificial intelligence (AI), and cybersecurity technologies. On July 2, 2024, the Biden-Harris administration and the US EDA announced the award of approximately $51 million to the THETA consortium. Applied Energetics is looking forward to contributing to the CUAS portion of the THETA program.

For fiscal year 2025, which started on October 1, 2024, the National Defense Authorization Act (NDAA) was delayed and has not yet been approved. The NDAA sets defense spending policies, and the appropriations bills fund government spending. This impacts all proposals under review by the Department of Defense. On September 26, 2024, President Biden signed a Continuing Resolution (CR), HR 9747, which extended the government operations through December 20, 2024. No new start programs can be approved for funding until the Defense Appropriations Bill is passed for FY25.

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

Results of Operations

Comparison of Operations for the Three Months Ended September 30, 2024 and 2023:

	2024	2023	$ Change	% Change
Revenue	$747,720	$712,810	34,910	4.90%
Cost of revenue	(508,709)	(174,412)	(334,297)	192.67%
General and administrative	(2,457,321)	(2,219,641)	(237,680)	10.71%
Selling and marketing	(86,398)	(94,092)	7,694	-8.18%
Research and development	(70,244)	(54,222)	(16,022)	29.55%
Other income	267	20,287	(20,020)	-98.68%
Interest income (expense)	-	(1,908)	1,908	-100.00%
Net loss	$(2,374,685)	$(1,811,178)	(563,507)	31.11%

Revenue

Revenue increased by $34,910, or 4.90%, to $747,720 for the three months ended September 30, 2024, from $712,810 for the three months ended September 30, 2023. The increase in revenue represents two additional contracts that we received and commenced performing in August 2023 and June 2024.

Cost of Revenue

Cost of revenue increased by $334,297, or 192.67%, to approximately $508,709 for the three months ended September 30, 2024, from $174,412 for the three months ended September 30, 2023. This increase was primarily attributable to an increase in the cost of materials, supplies and direct labor cost incurred in connection with the increased revenues.

General and Administrative

General and administrative expenses increased by $237,680, or 10.71%, to approximately $2,457,321 for the three months ended September 30, 2024, compared to $2,219,641 for the three months ended September 30, 2023, primarily due to an increase in salaries and employee benefits of approximately $143,000 mainly due to non-cash compensation, an increase in rent of approximately $35,000, and an increase in depreciation expense of approximately $20,000.

Selling and Marketing

Selling and marketing expenses decreased by $7,694, or 8.18%, to approximately $86,398 for the three months ended September 30, 2024, compared to $94,092 for the three months ended September 30, 2023, primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses increased by $16,022, or 29.55%, to approximately $70,244 for the three months ended September 30, 2024, compared to $54,222 for the three months ended September 30, 2023, primarily due to an increase in labor and material cost associated with continued development.

Net Loss

Our operations for the three months ended September 30, 2024, resulted in a net loss of approximately $2,374,685 an increase of approximately $563,507, or 31.11%, compared to the approximately $1,811,178 net loss for the three months ended September 30, 2023, primarily due to an increase in general and administrative expense and research in development partially offset by a decrease in selling and marketing expenses.

Comparison of Operations for the Nine months Ended September 30, 2024 and 2023:

	2024	2023	$ Change	% Change
Revenue	$1,662,598	$1,759,433	(96,835)	-5.50%
Cost of revenue	(1,167,349)	(492,852)	(674,497)	136.86%
General and administrative	(7,117,731)	(6,401,550)	(716,181)	11.19%
Selling and marketing	(238,174)	(297,447)	59,273	-19.93%
Research and development	(188,947)	(166,958)	(21,989)	13.17%
Other income	2,589	35,769	(33,180)	-92.76%
Interest income (expense)	-	(3,817)	3,817	-100.00%
Net loss	$(7,047,014)	$(5,567,422)	(1,479,592)	26.58%

Revenue

Revenue decreased by $96,835, or 5.50%, to approximately $1,662,598 for the nine months ended September 30, 2024 from $1,759,433 for the nine months ended September 30, 2023. The decrease in revenue was primarily the result of a contract modification which resulted in a decrease in a contract’s price and an increase in a contract’s term, offset by an additional one-year continuation for an existing contract and a new contract during 2024.

Cost of Revenue

Cost of revenue increased by $674,497, or 136.86%, to approximately $1,167,349 for the nine months ended September 30, 2024, from $492,852 for the nine months ended September 30, 2023. This increase was primarily attributable to an increase in the cost of materials, supplies and direct labor cost incurred in connection with recent contract modifications.

General and Administrative

General and administrative expenses increased by $716,181, or 11.19%, to approximately $7,117,731 for the nine months ended September 30, 2024, compared to approximately $6,401,550 for the nine months ended September 30, 2023, primarily due to an increase in salaries and employee benefits of approximately $720,000 mainly due to non-cash compensation, an increase in software and licenses of approximately $40,000, an increase in depreciation expense of approximately $70,000 and increase of rent of $204,000, partially offset by a decrease of approximately $377,000 in professional and consulting expenses.

Selling and Marketing

Selling and marketing expenses decreased by $59,273, or 19.93%, to approximately $238,174 for the nine months ended September 30, 2024, compared to approximately $297,447 for the nine months ended September 30, 2023, primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses increased by $21,989, or 13.17%, to approximately $188,947 for the nine months ended September 30, 2024, compared to approximately $166,958 for the nine months ended September 30, 2023, primarily due to an increase in labor and material cost associated with continued development.

Net Loss

Our operations for the nine months ended September 30, 2024, resulted in a net loss of approximately $7,047,014 an increase of approximately $1,479,592, or 26.58%, compared to the approximately $5,567,422 net loss for the nine months ended September 30, 2023, primarily due to an increase in general and administrative expense and research and development expense partially offset by a decrease in selling and marketing expenses.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2024, the company incurred a net loss of approximately $7,047,014, had negative cash flows from operations of approximately $3,734,000 and may incur additional future losses due to the possible reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2023, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so for one year from the date the financial statements are issued based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At September 30, 2024, the company had total current assets of $2,025,823 and total current liabilities of $888,684 resulting in a working capital surplus of $1,137,139. At September 30, 2024, we had $1,608,241 of cash and cash equivalents, an increase of $288,715 from $1,319,526 at December 31, 2023.

During the first nine months of 2024, the net cash outflow from operating activities was $3,734,000. This amount was comprised primarily of our net loss of $7,047,014 offset by non-cash stock-based compensation expense of $2,855,676, depreciation and amortization of $161,167, amortization of ROU assets of $152,192 and amortization of prepaid assets of $167,035, and cash used from changes in assets and liabilities of ($23,056) from the increase in accounts receivable of $377,349 and accrued expenses and compensation of $33,855 offset by the net decrease in prepaids and deposits of $56,534 operating lease liabilities of $127,428, deferred revenue of $288,690 and an increase in accounts payable of $38,392.

During the first nine months of 2024, the net cash outflow from investing activities was $55,435. This was for the purchase of equipment.

During the first nine months of 2024, the net cash inflow from financing activities was $4,078,150. This amount consisted of $4,171,601 in proceeds from stock subscriptions, $83,499 from the exercise of options and warrants, which were offset by $82,299 of tax withholdings related to the share settlement of RSUs, offset by $94,651 from the repayments on notes payable.

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

On May 10, 2024, the company completed the placement of 1,896,182 shares of its common stock, par value, $0.001 per share, in a private sale to individual purchasers at a price of $2.20 per share, for aggregate proceeds in the amount of $4,171,601. All of the purchasers are accredited, sophisticated investors, and the issuance of the shares was not in connection with any public offering in accordance with Section 4(a)(2) of the Securities Act of 1933.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of September 30, 2024, are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, Gusrae Kaplan & Nusbaum and Mr.Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. The parties completed discovery, and the court approved a summary judgment briefing schedule proposed by the parties. The parties have each filed their motions for summary judgment. No trial date has been set.

On July 26, 2023, the company filed a complaint in the Superior Court of the State of Delaware against Gusrae Kaplan Nusbaum PLLC and Ryan Whalen, for malicious prosecution of a federal securities fraud lawsuit which was filed by these defendants against the company and certain of its directors, attorneys and their law firms and an outside consultant, in July 2019 in the United States District Court for the Southern District of New York. The complaint filed by the company alleges that the claims by these defendants against it were frivolous and prosecuted for the improper purpose of hindering the company’s prosecution of a then pending case against George Farley, the company’s former CEO, which was later settled. The complaint further alleges that the defendants prosecuted their claim with malice causing the company damages valued in excess of $40 million. On September 11, 2023, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On October 25, 2023, the company filed an opposition to the motion. The court heard oral argument on the motion on January 19, 2024, and took the motion under submission. On April 16, 2024, the court granted the motion on the grounds of lack of personal jurisdiction over the defendants. The company filed its Opening Brief on July 17, 2024. On October 8, 2024, the Clerk of the Delaware Supreme Court notified the parties that the court would hear oral arguments in the case on December 4, 2024, and that the hearing would be “en banc” or in front of the entire court, rather than a panel.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The Rule 10b5-1 Plan previously established by Bradford T. Adamczyk, our Executive Chairman, expired in accordance with its own terms as of July 15, 2024. Mr. Adamczyk has established a new Rule 10b5-1 Plan which is to take effect under its terms as of August 16, 2024, and is to continue in effect through October 14, 2025.

The Rule 10b5-1 Plan previously established by Adamczyk Family 2021 LLC, an entity controlled by Bradford T. Adamczyk, the company’s Executive Chairman, expired in accordance with its own terms as of July 15, 2024. The Adamczyk Family 2021 LLC has established a new Rule 10b5-1 Plan which is to take effect under its terms as of August 16, 2024, and is to continue in effect through October 14, 2025.

The Rule 10b5-1 Plan previously established by Gregory J. Quarles, the company’s President and Chief Executive Officer, expired in accordance with its own terms as of July 15, 2024. Dr. Quarles has established a new Rule 10b5-1 Plan which is to take effect under its terms as of August 16, 2024, and is to continue in effect through October 14, 2025.

On June 3, 2024, Christopher Donaghey, Chief Operating and Financial Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) that took effect on September 5, 2024, and is designed to be in effect until September 5, 2025 with respect to the sale of up to 770,000 shares of the company’s common stock all of which underlie stock options held by Mr. Donaghey. Through November 3, 2024, Mr. Donaghey has not sold any shares under the plan.

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
Date: November 14, 2024