Form 10-K
period 2024-12-31
APPLIED ENERGETICS, INC.
filed 2025-03-28
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 001-14015

Applied Energetics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0262908
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

9070 S Rita Road, Suite 1500 Tucson, Arizona	85747
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (520) 628-7415

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	AERG	OTCQB

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2024 (the last day of the registrant’s most recently completed second quarter) was approximately $383,288,636.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 25, 2025 was 218,242,805.

APPLIED ENERGETICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

Applied Energetics, Inc. specializes in advanced laser and photonics systems, particularly fiber-based ultrashort pulse (USP) laser technologies. With 26 patents and 8 patents pending, Applied Energetics’ proprietary architecture enables orders of magnitude size-weight-power reductions, a key differentiator when compared with traditional continuous wave (CW) laser technology with larger footprints. AE’s powerful, dual-use systems are designed for integration and deployment on numerous potential defense platforms for the delivery of high intensity, ultrashort pulses of light to disable or destroy a target or disrupt a mission. These technologies have applications in both national security and commercial markets. Today, AE's USP optical technologies are being designed to offer flexibility and power for complex missions in national security such as enhancing layered defense strategies to counter complex threats.

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

Our UltraShort Pulse Lasers (USP) are designed to provide:

●	Frequency Agile Optical Sources from Ultraviolet (UV) to Far Infrared (IR)

●	Pulse Duration Agility

●	Size, Weight, and Power Optimization

●	Advanced Fiber Applications

●	Laser Guided Energy (LGE®)

●	Laser Induced Plasma Channel (LIPC®)

Applied Energetics’ directed energy technologies are vastly different from conventional directed energy systems, i.e. Applied Energetics’ proprietary fiber-based architecture is a key differentiator for our most recent technology demonstrators. Compared with traditional continuous wave laser technologies, with their larger footprints, AE’s architecture enables orders of magnitude size-weight-power reductions on all deliverables, creating powerful, dual-use and agile systems that can fit a host of platforms while delivering very high-intensity, ultrashort pulses of light to the required target. This unique directed energy solution allows extremely high peak power and energy, with target and effects tunability, and is effective against a wide variety of potential targets.

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

Our proprietary USP laser technology provides a significantly more compact solution than current continuous wave laser platforms while still delivering high peak power. Continuous wave laser systems are typically used to heat a target and, during continuous illumination, this heat transfer leads to melting or charring of the material. Using continuous wave output powers that now exceed 100 kilowatts (1kW = 1000 watts), it can take anywhere from seconds to minutes to impact a target. By contrast, Applied Energetics has delivered USP lasers to national security users that exceed five terawatts (1 TW = 1 trillion watts) in peak power, with the difference being that this peak power from a USP laser is delivered in a pulse that is less than a trillionth of a second. During this short pulse duration, and having such a high peak intensity, near-instantaneous ablation of the surface of the threat takes place. The net result of our innovative USP approaches is highly effective lasers capable of jamming, damaging, and destroying certain surveillance and reconnaissance sensors with mountable footprints that require only a fraction of the size, weight, and power requirements of other-directed energy technologies. We believe the combination of both low size, weight, and power characteristics with wavelength and pulse duration agility will help us achieve our vision statement of Directed Energy, Anywhere.

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

Applied Energetics has developed, successfully demonstrated, and holds all crucial intellectual property rights to a dynamic directed energy technology called Laser Guided Energy (LGE®) and Laser Induced Plasma Channel (LIPC®). LGE and LIPC are technologies that can be used in a new generation of high-tech directed energy systems. Applied Energetics’ LGE and LIPC technologies are wholly owned by Applied Energetics and protected by one or more of Applied Energetics’ 26 issued patents and 11 Government Sensitive Patent Applications (GSPA). These GSPA’s are held under secrecy orders of the US government, providing the company with extended protection rights.

More recently, the company has been awarded a new patent for application in the national security domain (Pulsed Laser Thermal Excitation, Patent No.: US 12,171,055 B2) and received notice of an allowed patent application in the healthcare domain (Pathogen Detection and Neutralization Using Deep UV-C Generation Via Seeded Raman Amplification and Second Harmonic Generation, Patent Application No.: US 2023/01804590 A1). The company also has eight pending patent applications. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage.

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

Recent Developments

In March 2025, the company moved to the next phase of its strategic collaboration with Kord Technologies, Inc., a wholly owned subsidiary of KBR, to explore the potential development and integration of an advanced pulsed laser system with Kord’s FIREFLYTM High Energy Laser Weapon System (HELWS). This phase is to begin with the purchase of a specially modified Firefly HELWS unit from Kord which the company can use to work on the development and integration of its proprietary Ultrashort Pulse technology in its newly opened Battle Lab, with the assistance of Kord personnel under a related services agreement.

This teaming effort is intended to advance innovative directed energy capabilities that may create future opportunities in defense and security markets. The development and integration activities will focus on refining system performance, optimizing integration, and validating operational effectiveness, by striving to achieve key technical milestones that could lead to additional customer interest, contract opportunities, and expanded applications.

Applied Energetics had previously entered into a Memorandum of Understand (MOU) with Kord, effective October 28, 2024, to further the development and deployment of Applied Energetics’ ultrashort pulsed laser (USPL) technology for defense and national security applications. The MOU outlines key areas of cooperation, including joint research and development, integration of Applied Energetics’ USPL technologies into an existing high-energy laser directed energy platform, and the exploration of new opportunities to enhance both companies’ product portfolios.

On February 10, 2025, Applied Energetics announced the opening of its new Battle Lab, a world-class facility designed to test, demonstrate, and advance emerging laser technologies in dynamic environments. The facility, as planned, is also expected to provide the capacity to manufacture and integrate advanced lasers as Applied Energetics makes the anticipated technology transition to the next stage of its lifecycle. Over the coming months, the company intends to install and demonstrate multiple ultrashort pulse lasers with varying wavelengths against relevant target packages. This announcement follows the July 3, 2024 announcement that Applied Energetics, Inc. had exercised its option to lease more than 5,000 square feet of additional space at the University of Arizona Tech Park to support the company’s investment in a new Battle Lab, with laser manufacturing capacity to ensure it has the critical infrastructure in place to fulfill both current, and possible future, priority U.S. military programs. The company took the option to lease this additional space under the June 7, 2023, amendment (the “2023 Amendment”) to its Lease Agreement with Campus Research Corporation, as Landlord. With this expansion, the company now occupies, in the aggregate, approximately 26,000 sq. ft. of space at the Arizona Tech Park. The Battle Lab is intended to support laser system testing against relevant targets and emerging threats. The Battle Lab is expected to enable technology maturation and be the venue for customer and partner demonstrations under realistic and controlled conditions. The facility, as planned, will also provide the capability to manufacture, integrate, and test advanced lasers as Applied Energetics makes its anticipated transition of its technology to the next stage of its lifecycle.

Effective November 25, 2024, Applied Energetics elected Christopher Donaghey to serve as its President and Chief Executive Officer. The company’s Board of Directors made this determination based on Mr. Donaghey’s deep understanding of the industry, our customers’ needs and our operations. The company believes that his diverse defense industry experience and keen understanding of the need for cutting-edge solutions to address the urgent threats to national security, position him to lead the company during its next phase of growth. Mr. Donaghey served as the company’s Chief Operating and Financial Officer from August 2022, during which time he has led all aspects of Applied Energetics financial strategy, performance, reporting and long-range business planning, as well as investor relations, treasury, controller, and audit operations. He continues to serve as interim Principal Financial and Accounting Officer. Additional biographical information for Mr. Donaghey appears under “Directors, Executive Officers, and Corporate Governance” elsewhere in this Form 10-K.

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

Effective April 1, 2024, Michael J. Alber joined our Board of Directors. A full discussion of Mr. Alber’s background, qualifications and compensation appears in Part III of this Annual Report on Form 10-K.

Effective March 12, 2024, the grant previously awarded to Applied Energetics, Inc. by the Department of the Navy, Office of Naval Research (ONR) was transitioned into a contract, both of which are described in greater detail under “Ongoing Business Operations.” On September 4, 2024, the company received a funding increase on this contract of $237,647 bringing the total funding on the contract to $1,455,182.

On March 5, 2024, Applied Energetics entered into an Employment Agreement with James Harrison, PhD, pursuant to which Dr. Harrison serves as Director of New Product Innovation, commencing on April 3, 2024. Dr. Harrison continues to serve under this agreement and has been a valuable addition to our lab team.

Ongoing Business Operations

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

Effective March 12, 2024, a grant previously awarded to the company from the Department of the Navy, Office of Naval Research, was transitioned into a contract. The original grant from May 2022 had a two-year period of performance. The new contract supersedes the grant and carries a ceiling value of $1,217,535 under a base period of performance through November 11, 2024 and a 12-month unfunded option period that ends November 11, 2025. On September 4, 2024, the company received a funding increase on this contract of $237,647 bringing the total funding on the contract to $1,455,182. The purpose of this research is to accelerate the development and testing of Infrared (IR) optical technology with an ultrashort pulse laser (USPL) system. The overall objective is to advance and ruggedize optical technologies that can be fielded on a variety of USMC platforms and are able to operate in harsh conditions. Research under the grant was completed and all progress reported to the program manager.

Business Development Activities

We continue to submit proposals to, and attended briefings with, various defense and other government agencies who have expressed an interest in our technology and applications. Our efforts in this area of development have produced some results. In addition to the contracts which we have been awarded, our team has been invited to, and completed, multiple briefings focused on our capabilities and submissions. We intend to continue developing and submitting proposals and to be available to attend on-site briefings. We have also engaged in discussions with private entities and academic institutions with the objective of possibly collaborating on one or more projects. Some of these could result in further customer agreements or other opportunities to grow our business.

For fiscal year 2025, which started on October 1, 2024, the National Defense Authorization Act (NDAA) was delayed, but on December 23, 2024, then-President Biden signed the 2025 NDAA into law. The NDAA sets defense spending policies, while the separate appropriations bills comprising the federal budget fund government spending, including spending on defense and homeland security. This impacts all proposals under review by the Department of Defense. On September 26, 2024, in the absence of an enacted federal budget, then-President Biden signed a Continuing Resolution (CR), HR 9747, which extended government operations through December 20, 2024. He then signed a second CR for FY25 on December 21, 2024, extending funding for the federal government through March 14, 2025. A full year Continuing Resolution, H.H. 1968, was passed and signed into law by President Trump on March 15, 2025, and extends through September 30, 2025.

In addition, the newly elected administration has established the Department of Government Efficiency (DOGE) whose mission is to sharply reduce federal spending. In February 2025, President Trump stated that he has directed DOGE to review defense spending for possible waste, fraud and abuse. The administration has also indicated that it may pursue significant reductions to the U.S. defense budget, if both Russia and China would agree to similar cuts in their respective national security spending. The potential impact on the company of DOGE and possible cuts to the defense and national security industries, if any, is uncertain. Notwithstanding these budgetary concerns, the administration and Pentagon have indicated an interest in continuing to fund innovative defense related technologies, including in the area of directed energy.

The current budgetary and deficit funding environment, continuing inflation, tariffs and other ongoing supply chain disruptions, the appropriations process, and DOGE, among other items, all continue to create significant short and long-term challenges and risks to the company and its business development endeavors. However, we remain optimistic that the innovative nature of our technology and its novel approach to addressable threats position the company for development, growth, and market opportunities.

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

Our goal with the Applied Energetics Strategic Plan is to increase the energy, peak power and frequency agility of USP optical sources while decreasing the size, weight, and cost of these systems. We are in the process of developing this breadth of very high peak power USP lasers and additional optical sources that have a broad range of applicability for threat disruption for the Department of Defense, commercial, and biomedical applications, such as biophotonic illumination and imaging. Although the historical market for Applied Energetics’ LGE and USP technology is the U.S. Government, the USP technologies are expected to provide numerous platforms for commercial additive and subtractive manufacturing and biomedical and imaging markets, creating a substantially larger market for our products to address. Since 2020, the Applied Energetics team has been able to develop partnership and teaming arrangements with the three leading laser and optics institutes in the United States, namely, the University of Arizona, the University of Central Florida, and the University of Rochester Laboratory for Laser Energetics.

We have continued to execute our business development plans, further our research and development program and submit filings for intellectual property and proposals for grants and contracts. During the past several years, we continued to submit proposals and have been engaged in meetings on a continuous basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. Having received a significant research grant and several contracts as well as other indications in recent years, we believe the interest in our technology and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision of the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

Through our analysis of the market, and in discussions with potential customers, we remain convinced that customers are becoming more receptive and interested in directed energy technologies. According to the US Department of Defense fiscal budgets from 2017 through 2023, its directed energy spending grew from approximately $500 million in 2017 to over $1.695 billion in 2023, an increase of nearly 240%. Market analysis and projections have estimated that this directed energy sector is anticipated to reach $32.1 billion globally by 2033. We continue to be optimistic about our future and the growing opportunities in directed energy applications, especially since this growth to nearly $1.7 B annually is being accomplished without a recognized Program of Record (POR) for directed energy platforms.  We believe that once these technologies are funded in production for a POR, or are approved to be integrated on fielded platforms in volumes to effect threat reduction, these DOD budgets for directed energy will grow exponentially larger to support the technology insertion. The Applied Energetics team anticipates a continuation of strong funding for the directed energy community. With our existing patent portfolio, and through further advancements of our technologies, we believe we have the substantial building blocks needed to become a significant and successful developer in the USP marketplace. These innovations could play a significant role in the efforts from the new administration to implement the Golden Dome for America program by advancing directed energy and other integrated technological solutions for missile and other threat protection for the country. Estimated budget requirements would exceed $50B annually.

Our research and development programs depend on our ability to procure the necessary optical and fabricated materials, components, electronics and other supplies. A significant, prolonged increase in inflation could negatively impact the cost of materials and components, which could be a particular problem with respect to our fixed fee contracts. Within the current geopolitical context, there are ongoing embargos of exports from some global suppliers of various materials that are used in electronics and some diode and laser materials, which can have negative effects on technology supply chains. This, coupled with tariffs and other trade disruptions, could significantly impair our ability to source necessary supplies and equipment when and in quantities needed. We continuously monitor potential supply chain issues and supplier liquidity and work with our supply base to ensure adequate sources of materials at reasonable costs. In some instances, we depend upon a single source of supply, but we are developing multiple sources, both internal to AE and externally where possible to mitigate the risk. In some cases, we must comply with specific procurement requirements, which can limit the suppliers and subcontractors we may utilize.

Market for Our Technology

Unmanned semi- and fully-autonomous aerial, ground, maritime and surface vehicle threats are dramatically increasing in number and capability. As unmanned systems increasingly augment humans, sensors will saturate the battlefield. Most of these threats are piloted through cameras mounted on the vehicle. We believe these emerging threats are ideally suited for directed energy effects. The proliferation of commercial-off-the-shelf sensors and unmanned systems are providing both traditional and asymmetric forces with improved intelligence gathering and improvised threat capabilities enabling low-cost and low-tech solutions against high value targets.

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

HEL and HPM directed energy technologies have been under development for decades with numerous DoD and other government contractors participating. The unique attributes of directed energy weapon systems —the ability to create precise effects against multiple targets near-instantaneously and at a very low cost per shot—have great potential to help the DoD in addressing future warfare requirements. The DoD invests research and development dollars into directed energy solutions to fill gaps identified by warfighters. For example, in future conflicts with capable enemies possessing large inventories of guided missiles or uncrewed aerial drones, it may be operationally risky and cost-prohibitive for the U.S. military to continue to rely exclusively on a limited number of kinetic missile interceptors. Such a competition could allow an adversary to impose costs on U.S. or allied forces by compelling them to intercept each incoming missile or drone with far more expensive kinetic munitions. The DoD has made technological advances in both performance and maturity as a result of many years of research with multiple threat-intercept technologies and previously was directed by Congress, to increase funding and evaluation of pulsed laser technology in future directed energy platforms.

The main drawback to these systems tends to be the larger overall size and power requirements that makes them difficult to field more broadly. The laser was invented in 1960, and yet today, directed energy capabilities are still in the early stages of development and adoption. We believe that in order for directed energy capabilities to see an inflection point in adoption, three elements must converge: (1) increased use of a widely proliferating threat uniquely suited to being countered by directed energy systems, (2) directed energy systems that can deliver high-value effects against those threats, and (3) directed energy systems that have optimized size, weight, and power footprints that enable widespread deployment across multiple platform types and fixed sites.

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

Our Ultrashort Pulse Laser Systems have the following solution attributes:

1. High Peak Power allows for sub-second kills,

2. Laser wavelength can be matched to sensor wavelength,

3. Allow for a common underlying architecture across all counter-ISR applications,

4. Can be an efficient, compact and ruggedized optical fiber-based architecture.

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

Our Facilities

Our 26,800 sq ft. facility at the University of Arizona Tech Park features the following:

●	4,830 sq ft. Class 1000 cleanroom

●	Multiple integrated laser labs

●	Secure server room with network capability

●	Dedicated inventory, shipping and receiving areas ITAR, DCSA, and NIST compliant

●	Shop assembly area (outside of cleanroom)

●	New space (6,458 rentable square feet ((5,520 usable)) for manufacturing and advanced laser/drone test range that we call our “Battle Lab”

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

AE’s primary direct USP optical source competition are corporations and contractors supported by foreign governments who may be attempting to develop similar technologies. AE believes that such foreign activity will create additional U.S. Government funding for both USP sources and LGE in order to maintain our country’s lead in pulsed directed-energy systems. Other companies with directed energy capabilities, albeit in continuous wave, microwave and other areas within directed energy, are Raytheon Technologies, Lockheed Martin, Northrop Grumman, Boeing, BAE Systems, nLight, General Atomics, DRS Daylight Solutions, L3Harris Technologies, BlueHalo, and Epirus. Although based on different types of directed energy, we may compete with these companies to provide solutions to problems presented by potential customers.

Some of AE’s biggest commercial competitors are Trumpf (German), Coherent (US), Thales (France). IPG (US), RAFAEL Advanced Defense Systems Ltd. (Israel), and Light Conversion (Lithuania), most of which are billion-dollar market class companies that have substantially more resources than AE.

Employees

As of March 25, 2025, we had 21 employees. We also retain outside consultants and contractors for specific projects.

Supplies and Raw Materials

Our research and development programs depend on our ability to procure the necessary optical and fabricated materials, components, electronics and other supplies. We depend upon the availability of materials and major electro-optical components as well as the performance and reliability of our suppliers. Some of our products require relatively scarce fabricated materials. We have experienced delays in obtaining certain of these supplies and materials and we have had difficulty accessing qualified suppliers of those materials. A significant, prolonged increase in inflation could negatively impact the cost of materials and components, which could be a particular problem with respect to our fixed price contracts. Within the current geopolitical context, there are ongoing embargos of exports from some global suppliers of various materials that are used in electronics and some diode and laser materials, which can have negative effects on technology supply chains. This, coupled with tariffs and other trade disruptions, could significantly impair our ability to source necessary supplies and equipment when, and in quantities, needed.

We continue to believe that conflicts overseas and related national security requirements, which limit the companies through which we can source components, pose a substantial risk. The global supply chain remains a challenge for certain products. In addition, significant, prolonged inflation could negatively impact the cost of materials and components. Our inability to procure the necessary supplies and equipment could negatively affect our results of operations, financial condition and liquidity.

In addition, our size coupled with our need for advanced, specialized components poses challenges in getting suppliers to prioritize our orders or, in some cases, fulfill them. We currently seek to procure certain specialized materials in relatively low volume which sometimes can lead to delays as we compete with larger volume customers for availability of these materials. Alternatively, as we execute our business plan, higher volume purchases, particularly of customized components, may result in longer lead times and pose other difficulties due to these and other supply constraints.

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

In their report accompanying our financial statements, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2024 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in government contract activity raise substantial doubt about our ability to continue as a going concern.

Our business has generated only limited revenues during the past two fiscal years and had a net operating loss during each period.

For the fiscal years ended December 31, 2024 and 2023, we had revenues of $2,426,609 and $2,631,443, respectively, and we had net losses of $9,174,958 and $7,350,435, respectively. We can give no assurances that our planned operations will generate revenues in the future or whether any such revenues will result in profitability.

We may need additional financing to fund our operations going forward. If we are unable to obtain additional financing on acceptable terms, we may need to modify or curtail our development plans and operations.

As of December 31, 2024, we had $164,812 available cash and cash equivalents and working deficit of $67,639. We periodically conduct private bridge financings to cover certain short-term expenses, including raising approximately $6 million, in the aggregate, between January and February 2025. We believe our cash position is sufficient for the next several months, but we will likely need to raise additional capital in order to fund our operations beyond that. We must allocate funds toward SEC compliance as well as Defense Contract Audit Agency (DCAA), International Traffic in Arms Regulations (ITAR) and other federal regulatory compliance. We also need funds for general and administrative expenses, including salaries, benefits, supplies and equipment, lease expense on our headquarters, accounting, legal, and other professional fees and other miscellaneous expenses. Failure to secure sufficient financing could render us unable to fund these necessary costs and expenses. We also may require additional funding for research and development before we are able to commercialize our technology. We may secure additional government contracts or sub-contracts with larger contractors to fund additional research and development. However, we may need to raise additional capital to supplement these contracts even if we are able to secure them.

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

Our business, operating results, financial condition and liquidity may be adversely affected by changes in global economic conditions and geopolitical risks, including the inflationary environment in the United States and internationally, commodity prices, supply chain challenges, exchange rates, potential changes in policy positions or priorities, levels of government spending and deficits, the availability and cost of labor, the threat environment, trade policies, political conditions, national or international crises, including recurring global health emergencies, tariffs, trade embargoes, and other challenges that could affect the global economy, the demand for our technology and our ability to source materials and equipment. In recent years, inflationary pressures have increased labor and material costs at a higher rate higher than in prior years. Due to the nature of our government business, and the customer and supplier contracts within those businesses, we may not be able to increase our contract value or pricing to offset these cost increases, particularly with grants or fixed price contracts. This could adversely affect our operating profits and margins particularly if the increased inflation continues. Similarly, increases in interest rates from recent historical lows in the U.S. and internationally could negatively impact financial markets and tighten the availability of, and increase our cost of, capital, which could have an adverse effect on our operating results, financial condition and liquidity. Tightening credit in financial markets also could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations. Similarly, such tightening credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. In addition, geopolitical and security risks could affect government priorities, budgets and policies, which could impact sales of defense and other products and services.

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

The establishment of the Department of Government Efficiency (DOGE) whose mission is to sharply reduce federal spending, including to review defense spending for possible waste, fraud and abuse could make securing government contracts challenging. The administration has also indicated an interest in reducing spending on defense in general if Russia and China make similar commitments. The termination of government employees responsible for payment of invoices can slow down payments under our contracts and disrupt our cash flows from operating activities which, if prolonged, could cause the loss of our business. The current budgetary and deficit funding environment, continuing inflation, tariffs and other ongoing supply chain disruptions, and DOGE, among other items, pose significant risks to the company.

We face risks relating to performance of our US government contracts and our ability to secure additional contracts and/or grants.

Our success depends on our ability to complete timely and satisfactory performance on our existing customer projects and to secure additional grants and contracts. Performance delays, cost overruns, technology failures, materials or components shortages, or contract delays, could negatively impact our business prospects, results of operations, financial condition and liquidity. U.S. government contracts generally permit the government to terminate the contract, in whole or in part, without prior notice, at the U.S. government’s convenience or for default based on performance. Correspondingly, subcontracts which we may seek to enter with prime government contractors, may be terminable by the prime contractor upon government termination of the prime contract. We may be unable to secure additional contracts to offset any revenues lost as a result of the termination of any such contracts.

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

We are highly dependent upon Christopher Donaghey, our President and Chief Executive Officer (and Principal Accounting and Financial Officer) and Stephen McCahon, our Chief Science Officer. We depend on Dr. McCahon’s decades of expertise for the marketing and development of our technology. We also depend upon their global visibility and outreach as well as Mr. Donaghey’s and our directors’ networks of contacts and experience to recruit key talent to the company. We do not have key-person insurance on any of these individuals. Loss of the services of any of these key members of our management team, or of our Board of Directors’ ability to identify and hire key talent, could have a material adverse effect on our business prospects, financial condition and results of operations. Although a key component of our growth strategy is succession planning and hiring additional key personnel, we may be unable to achieve this in the near term given constraints in the labor market and our interest in recruiting highly qualified professionals.

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

Given the highly specialized nature of our technology, the potential market for our products is limited to a relative few potential customers who tend to allocate significant budgeted amounts to selected projects. Currently, we are marketing our technology and focusing our research and development on the defense sector, in which demand is ultimately determined primarily by the US federal defense budget and the needs and priorities of the Department of Defense and its various agencies. The potential customers in this area are defense agencies for direct contracts and major defense contractors for subcontracts. Thus, the demand for our products depends on their needs for our technology and selecting us for research and development. Although we intend to diversify into other applications for our technology and markets, we cannot be certain that opportunities in those markets will present themselves when we are ready, or that we will otherwise be able, to do so.

We currently maintain significant cash balances at a commercial bank which could exceed the FDIC insurance limits and do not always earn a significant return.

We maintain a large percentage of our cash balances with Western Alliance Bank. At times, our bank balances exceed FDIC limits. As of December 31, 2024, $0 of our cash balance was uninsured. Significant portions of our cash balance earn little, if any, interest. We continue to monitor our banking arrangement and have taken measures to diversify our cash holdings into interest bearing cash equivalents and auxiliary cash accounts to maximize our insurance coverage.

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

Historically, the SEC staff has taken the position that Rule 144 under the Securities Act is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like AE. The SEC has codified and expanded this position in certain amendments to Rule 144 by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

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

A large number of shares of our common stock could be sold in the market in the near future, which could depress our stock price, particularly in light of the limited trading volume and volatility in the market for our common stock which can make it illiquid.

As of March 25, 2025, we had outstanding 218,242,805 shares of common stock. Approximately 100 million of our shares are currently freely trading without restriction under the Securities Act of 1933, as amended. Most of the remaining shares have been held by their holders for over one year and are thus eligible for sale under Rule 144(k) of the Securities Act. Sale of these shares into the market could depress our stock price. This is particularly true in an illiquid market characterized by limited trading volume. The market for shares of our common stock is subject to a limited trading volume and at times is volatile. The thinly traded nature of our common stock could make it difficult to sell shares at or near ask prices, if at all, particularly as additional shares enter the market for sale.

Provisions of our corporate charter documents could delay or prevent change of control.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of “blank check” preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors. The designation of preferred stock in the future and the classification of our Board of Directors, could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. Moreover, the holders of our outstanding Series A Preferred Stock have a right to put their shares to the company for an amount equal to the liquidation preference of approximately $340,000 plus unpaid dividends (approximately $397,000 as of December 31, 2024), in the event of a change of control. Such right could hinder our ability to sell our assets or merge with another company.

The redemption and dividend provisions of our outstanding preferred stock are onerous due to our current financial condition.

The company has redeemed substantially all of its outstanding preferred stock. At December 31, 2024, 13,602 shares were outstanding with a liquidation preference of approximately $340,000 and unpaid dividends of approximately $397,000. As of March 26, 2025, the liquidation preference of our outstanding preferred stock plus unpaid dividends thereon was approximately $408,000. If an event occurs that would require us to redeem the preferred stock, we may not have the required cash to do so.

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

Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock. As of March 25, 2025, we had approximately 218,242,805 shares of common stock issued and outstanding. If funding opportunities present themselves on favorable terms, we may issue additional shares to fund our business or in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our company could occur. The issuance of additional shares of common stock may also adversely affect the market price of our common stock, particularly given the historically low trading volume in the market for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a company in general, and particularly, as a government contractor, we understand the critical need to maintain all data and information systems in the safest, most secure manner. Accordingly, our approach to cybersecurity is multi-tiered and comprehensive. Our board of directors ultimately oversees our processes for assessing, identifying and managing material risks from cybersecurity threats. Our management, together with third party contractors, makes these assessments and periodically provides the board with a report and evaluation, including risk mitigation strategies. This report would also include any cybersecurity-related incidents which would give rise to a reporting requirement for the company. Although we consider our program for mitigating cybersecurity risks to be part of an overall risk mitigation strategy, we consider it a separate set of processes because of the unique concerns with keeping our and our customers’ data secure.

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

Effective June 7, 2023, we executed the First Amendment to Lease Agreement, which amended the existing Lease Agreement to add one new 9,805 usable square-foot suite of offices, conference rooms and cubicle areas directly across an atrium from the initial leased space so that the company now occupies the entire first floor of the building. This has enabled us to separate AE’s public facing facilities from the restricted access space. The amendment also extended the term of the original lease through July 31, 2028 and granted the company an option (the “Option”) over 6,458 rentable square feet (5,520 usable   square feet) of manufacturing space. The option was effective, at a price of $2,690.83 per month, from August 1, 2023 through February 1, 2024 but was extended to July 31, 2024 .. The term of occupancy in the new office space and the option both began August 1, 2023.

On July 3, 2024, we exercised the Option to support the company’s investment in a new Battle Lab, with laser manufacturing capacity to ensure it has the critical infrastructure in place to fulfill both current, and possible future, priority U.S. military programs. With this expansion, the company now occupies, in the aggregate, approximately 26,000 sq. ft. of space at the Arizona Tech Park. The Battle Lab is intended to support laser system testing against relevant targets and emerging threats. The Battle Lab is expected to enable technology maturation and be the venue for customer and partner demonstrations under realistic and controlled conditions. The facility, as planned, will also provide the capability to manufacture, integrate, and test advanced lasers as Applied Energetics makes its anticipated transition of its technology to the next stage of its lifecycle.

Our aggregate rent expense, including common area maintenance costs, was approximately $318,000 and $212,000 for 2024 and 2023, respectively. This included the cost of the option until it was exercised and the rent on the Battle Lab space thereafter. These facilities are adequate for our current and expected level of operations.

See Note 7 to our 2024 Consolidated Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments as of December 31, 2024.

ITEM 3. LEGAL PROCEEDINGS

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

On July 26, 2023, the company filed a complaint in the Superior Court of the State of Delaware against Gusrae Kaplan Nusbaum PLLC and Ryan Whalen, for malicious prosecution in connection with the July 2019 suit brought in the Southern District of New York. On September 11, 2023, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On April 16, 2024, the court granted the motion on the grounds of lack of personal jurisdiction over the defendants. The company filed a Notice of Appeal with the Supreme Court of the State of Delaware on May 2, 2024. The Delaware Supreme Court upheld the dismissal on December 18, 2024.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

The company may, from time to time, be involved in legal proceedings arising from the normal course of business.

ITEM 4. Mine Safety Disclosure

None.

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information and Holders

Our common stock is currently quoted for trading on the OTCQB Market, trading under the symbol “AERG”. On March 25, 2025, the closing price of our common stock on the OTCQB Market was $0.77. Over-the-counter market quotations, such as on the OTCQB, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 25, 2025, there were approximately 388 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

The company has reported all information pertaining to issuances of equity securities during the period covered by this Annual Report on Form 10-K in previously filed report on Forms 10-Q and 8-K.

Dividends

Dividends on our Preferred Stock are payable quarterly on the first day of February, May, August and November, in cash or shares of Common Stock. We paid dividends via the issuance shares of Common Stock on our 6.5% Series A Convertible Preferred Stock in 2011. We paid cash dividends on our 6.5% Series A Convertible Preferred Stock in 2012 and February and May 2013. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividends due as of December 31, 2024 and March 26, 2025 were approximately $396,630 and $408,060, respectively. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, because we did not have a surplus (as such term is defined in the Delaware General Corporation Law) as of December 31, 2014. The Board anticipates continuing such suspension until such time as we have a surplus, or net profit, for a fiscal year.

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

Christopher Donaghey serves as our President and Chief Executive Officer (and as our Principal Accounting and Financial Officer), and Dr. Stephen W. McCahon serves as our Chief Science Officer. AE has continued to expand its technical capabilities with the addition of employees, consultants and contractors, and agreements with several of the leading laser and optics universities in the country. AE also works with a team of world-class contractors to strengthen our compliance, IT, technical staff, human resources and public relations, supporting the research and development in the laboratory.

AE owns and protects intellectual property that is integral and necessary for the development of Ultrashort Pulse (“USP™”) Lasers, Laser Guided Energy (“LGE®”) and Direct Discharge Electrical products for military and commercial applications. AE currently owns 26 patents and an additional 11 Government Sensitive Patent Applications (“GSPA”). These GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights, including having no expiration date until such time as they are no longer classified after which they will have the normal 20-year patent protection. The company also has eight pending patent applications and one provisional patent application which is undergoing conversion to its non-provisional form. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage.

In March 2025, the company moved to the next phase of its strategic collaboration with Kord Technologies, Inc., a wholly owned subsidiary of KBR, to explore the potential development and integration of an advanced pulsed laser system with Kord’s FIREFLYTM High Energy Laser Weapon System (HELWS). This phase is to begin with the purchase of a specially modified Firefly HELWS unit from Kord which the company can use to work on the development and integration of its proprietary Ultrashort Pulse technology in its newly opened Battle Lab, with the assistance of Kord personnel under a related services agreement.

Applied Energetics had previously entered into a Memorandum of Understand (MOU) with Kord, effective October 28, 2024, to further the development and deployment of Applied Energetics’ ultrashort pulsed laser (USPL) technology for defense and national security applications. The MOU outlines key areas of cooperation, including joint research and development, integration of Applied Energetics’ USPL technologies into an existing high-energy laser directed energy platform, and the exploration of new opportunities to enhance both companies’ product portfolios.

In February 2025, we announced the opening of our new Battle Lab, which is also expected to provide the capacity to manufacture and integrate advanced lasers as Applied Energetics makes the anticipated technology transition to the next stage of its lifecycle. Over the coming months, the company intends to install and demonstrate multiple ultrashort pulse lasers with varying wavelengths against relevant target packages. In July 2024, the company exercised its option to lease more than 5,000 square feet of additional space at the University of Arizona Tech Park to create the Battle Lab. The company took the option to lease this additional space under the June 7, 2023, amendment (the “2023 Amendment”) to its Lease Agreement with Campus Research Corporation, as Landlord. With this expansion, the company now occupies, in the aggregate, approximately 26,000 sq. ft. of space at the Arizona Tech Park.

Effective March 12, 2024, a grant previously awarded to Applied Energetics, Inc. from the Department of the Navy, Office of Naval Research was transitioned into a contract. The original grant from May 2022 had a two-year period of performance. The new contract supersedes the grant and carries a ceiling value of $1,217,535 under a base period of performance through November 11, 2024 and a 12-month unfunded option period that ends November 11, 2025. On September 4, 2024, the company received a funding increase on this contract of $237,647 bringing the total funding on the contract to $1,455,182.

Effective August 23, 2023, Applied Energetics executed a contract with the Department of the Navy, Office of Naval Research with an aggregate contract price of $1.99 million payable over two years as the company performs its obligations under the contract. The objective of the contract is to develop a high-peak and high-average power USP optical system. The system is expected to demonstrate effects compatible with multiple Navy platforms and missions with an attractive size, weight, and power-cooling footprint. The company’s continuing development efforts in collaboration with ONR signify the importance of sustained development and maturation of USP-based directed energy systems to support the Navy’s technological priorities. Work on this contract is ongoing.

Effective May 15, 2023, Applied Energetics executed a Phase II Small Business Technology Transfer (STTR) contract with the U.S. Army at an aggregate contract price of $1.148 million payable over two years as the company performs its obligations thereunder, with the first year currently funded. The objective of this Phase II award is to further the development and testing of an IR system utilizing technologies that were investigated under the US Army Phase I STTR contract which the company was awarded in May 2022. This Phase II contract award followed a successful Phase I which established a computational concept with physical modeling and simulation to establish the feasibility of an IR system. Phase I was performed in collaboration with the James C. Wyant College of Optical Sciences at the University of Arizona. The company has continued its work under the contract, and provided all required reports, since its execution.

AE’s team continues to be invited to, and complete, multiple briefings focused on our capabilities and our submissions and to submit contract proposals.

Neither of the US federal budgets for fiscal 2024 or 2023 were approved by Congress by the start of the corresponding U.S. federal government fiscal year, which is October 1 of the preceding year. In both 2024 and 2023, Congress passed, and the president signed, continuing resolutions (“CRs”), to extend federal government funding. specified dates. The final Defense Appropriations Bill for fiscal 2023 was signed into law on December 29, 2022 and included increases in areas of particular interest to the company.

For fiscal year 2025, which started on October 1, 2024, the National Defense Authorization Act (NDAA) was delayed, but on December 23, 2024, then-President Biden signed the 2025 NDAA into law. The NDAA sets defense spending policies, while the separate appropriations bills comprising the federal budget fund government spending, including spending on defense and homeland security. This impacts all proposals under review by the Department of Defense. On September 26, 2024, in the absence of an enacted federal budget, then-President Biden signed a Continuing Resolution (CR), HR 9747, which extended government operations through December 20, 2024. He then signed a second CR for FY25 on December 21, 2024, extending funding for the federal government through March 14, 2025. A full year Continuing Resolution, H.H. 1968, was passed and signed into law by President Trump on March 15, 2025, and extends through September 30, 2025.

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

Results of Operations

Our consolidated financial information for the years ending December 31, 2024 and 2023 is as follows:

	2024	2023	$Change	% Change
Revenue	$2,426,609	$2,631,443	(204,834)	-7.8%
Cost of revenue	(1,480,093)	(637,697)	842,396	-132.10%
General and administrative	(9,509,668)	(8,771,901)	737,767	-8.4%
Selling and marketing	(374,710)	(384,231)	(9,521)	2.5%
Research and development	(239,060)	(233,722)	5,338	-2.3%
Other income	2,156	45,673	43,517	95.3%
Net loss	$(9,174,958)	$(7,350,435)	1,824,523	-24.82%

Revenue

Revenue decreased by approximately $205,000, or 7.8%, to approximately $2,427,000 for the year ended December 31, 2024, from $2,631,000 for the year ended December 31, 2023. The decrease in revenue was primarily the result of a contract modification which resulted in a decrease in a contract’s price and an increase in a contract’s term, offset by an additional one-year continuation for an existing contract and a new contract during 2024.

Cost of Revenue

Cost of revenue increased by approximately $842,000, or 132.10%, to approximately $1,480,000 for year ended December 31, 2024, from $638,000 during the year ended December 31, 2023. This increase was primarily attributable to an increase in the cost of materials, supplies and direct labor cost incurred in connection with recent contract modifications.

General and Administrative

General and administrative expenses increased approximately $738,000, or 8.4%, to $9,510,00 for the year ended December 31, 2024, compared to approximately $8,772,000 for the year ended December 31, 2023, primarily due to an increase in salaries and employee benefits of approximately $720,000 mainly due to non-cash compensation, an increase in software and licenses of approximately $40,000, an increase in depreciation expense of approximately $70,000 and increase of rent of $204,000, partially offset by a decrease of approximately $377,000 in professional and consulting expenses.

Selling and Marketing

Selling and Marketing expenses decreased approximately $9,500, or 2.5%, to $375,000 for the year ended December 31, 2024, compared to approximately $384,000 for the year ended December 31, 2023, primarily due to the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses increased approximately $5,300, or 2.3%, to $239,000 for the year ended December 31, 2024, compared to approximately $234,000 for the year ended December 31, 2023, primarily due to an increase in labor and material cost associated with continued development.

Other Income/(Expense)

Other income decreased approximately $44,000, or 95.3%, to $2,000 for the year ended December 31, 2024, compared to other expenses of $46,000 for the year ended December 31, 2023, primarily due to unused funds in cash equivalents reclassed for development purposes.

Net Loss

Our operations in 2024 resulted in a net loss of approximately $9,174,000, an increase of approximately $1,824,000, or 24.8%, compared to the approximately $7,350,000 net loss for the year ended 2023, primarily due to increases in general and administrative and research and development expense, partially offset by lower revenue and a decrease in selling and marketing expenses.

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

The new administration and related changes in the structure and operations of the federal government are introducing new challenges for our operations and financial projections. It is difficult to forecast the effect that recently introduced tariffs will have on our ability to source raw materials, supplies, and equipment needed to continue our operations both for the performance of our ongoing contractual obligations and our internal research and development efforts. Moreover, the cut to funding and reductions in federal government personnel can have a significant impact on our cash flows and ability to continue operating. Many of these cuts are proposed to the Departments of Defense and Homeland Security budgets which are the focus of much of our business development efforts.

Certain mitigating factors could blunt any potential impact of these changes on our industry. The DOD and others in the administration have indicated that funding for innovation and novel technologies will continue to be a priority, and directed energy has been discussed as part of this trend. Also, many of the cuts are being challenged in court and, in some cases, reversed either because of judicial rulings or policy reversals. However, it is difficult to predict precisely where funds will be cut or allocated, and even a general reduction in force can make administrative functions, such as finalizing contracts and government payment processing, challenging. These factors could severely impact our cash flows and our ability to continue operating.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2024, the company had total current assets of $664,779 and total current liabilities of $732,418, resulting in a working capital deficit of $67,639. At December 31, 2024, we had $164,812 cash and cash equivalents, a decrease of $1,154,714 from $1,319,526 at December 31, 2023.

During the year ended December 31, 2024, the net cash outflow from operating activities was $5,092,690. This amount was comprised primarily of our net loss of $9,174,958. This was offset by non-cash stock-based compensation expense of $3,768,819, amortization of prepaid assets of $224,625, depreciation and amortization expense of $ 218,907, and the amortization of right of use assets of $214,690. Additionally, net cash used from changes in assets and liabilities totaled $344,773. This included a decrease in accounts receivable of $231,953 and accrued expenses and compensation of $22,643. This was offset by a decrease in deferred revenue of $308,908, prepaid and deposits of $51,113, and a decrease in operating lease liabilities of $184,871 and a decrease in accounts payable of $54,477.

During the year ended December 31, 2024, the net cash outflow from investing activities was $98,847. This was for the purchase of equipment.

During the year ended December 31, 2024, net cash provided by financing activities was $4,036,823, which consisted mainly of repayment of our note payable of $141,977, payment of $82,300 to the IRS for tax withholding related to the share settlement of RSUs issued to employees, offset by $4,171,601 in proceeds from sale of common stock and $89,499 in proceeds from the exercise of options.

Based on the company’s current business plan, we believe our cash balance as of the date of this report, along with anticipated revenues from our contract anticipated contract revenue, will be sufficient to meet the company’s anticipated cash requirements for the near term. However, we cannot be certain that the current business plan will be achievable.

The company’s existence depends upon management’s ability to develop profitable operations. Management is devoting a significant portion of its efforts to developing additional business and raising capital, as needed, but cannot be certain that these efforts will be successful. Management’s business development efforts may not result in profitable operations. To fund its research and development and marketing efforts, the company’s management continues to explore possible financing opportunities through discussions with investment bankers and private investors. The company may not be successful in its effort to secure additional financing on terms it considers favorable. The accompanying consolidated financial statements do not include any adjustments that might result should the company be unable to continue as a going concern. In January and February 2025, the company raised approximately $6 million through the private placement of shares of its common stock, par value, $0.001 per share, some of which were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $0.75 per share (or $0.749 per underlying share for pre-funded warrants), all to accredited, sophisticated investors

Additionally, international, macroeconomic events, including the Russian military action in Ukraine and related economic sanctions around the globe could impact the company’s ability to source necessary supplies and equipment which could materially and adversely affect our ability to continue as a going concern. These events may also impair our ability to raise capital, including as a result of increased market volatility, or decreased market liquidity, which also affects the company’s ability to continue as a going concern. Third-party financing may become unavailable on terms acceptable to the company or at all. The impact of such events on the world economy and the specific impact on the company’s financial position and results of operations are difficult to predict. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations:

The following table summarize our contractual obligations and other commercial commitments as of December 31, 2024:

	Payment by Period
	Total	Less than 1 Year	1 to 5 Years

Notes payable	$47,000	$47,000	$-
Due to affiliate	50,000	50,000	-
Leases	1,211,000	265,400	945,700
Total	$1,308,000	$362,400	$945,700

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

The amendment also granted the company an option (the “Option”) over 6,458 rentable square feet (5,520 usable square feet) of manufacturing space. The option was effective, at a price of $2,690.83 per month, from August 1, 2023 through February 1, 2024 but was extended to July 31, 2024. The term of occupancy in the new office space and the option both began August 1, 2023.

On July 3, 2024, we exercised the Option to support the company’s investment in a new Battle Lab. With this expansion, the company now occupies, in the aggregate, approximately 26,000 sq. ft. of space. Our aggregate rent expense, including common area maintenance costs, was approximately $318,000 and $212,000 for 2024 and 2023, respectively. This included the cost of the option until it was exercised and the rent on the Battle Lab space thereafter. These facilities are adequate for our current and expected level of operations.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at an initial rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly. We have not paid dividends commencing with the quarterly dividend due August 1, 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure is cured. Dividends due as of December 31, 2024, and March 26, 2025, were approximately $397,000 and $408,000, respectively.

The holders of the Series A Preferred Stock have a right to put the stock to the company for an aggregate amount equal to the liquidation preference approximately $340,000 plus unpaid dividends of $397,000 as of December 31, 2024, in the event of a change in control. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. As of December 31, 2024, there were 13,602 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements:

Refer to Note 3 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangement:

As of December 31, 2024, we had no significant off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the related notes and the Report of Independent Registered Public Accounting Firms thereon, are included in Applied Energetics’ 2024 Consolidated Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (and Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Chief Executive Officer (and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

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

Our management, including our Chief Executive Officer (and Principal Financial Officer) (“CFO”), has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. This assessment also took into consideration a material weakness cited by our auditors. In particular, our auditors noted lack of segregation of duties and written policies and procedures with the accounting functions and evidence of control review in that we have not designed such policies and procedures at a sufficient level to support the operating effectiveness of controls to prevent and detect potential error. To mitigate this weakness, our auditors suggested that the company continue to maintain sufficient accounting personnel to ensure segregation of duties and accurate accounting records, noting that we use an outside consultant to perform day-to-day review function and that we create, document and maintain policies and procedures. Our management intends to take this guidance into consideration as we work to resolve this weakness. Based on our assessment under the criteria described above, the CFO has concluded that our internal control over financial reporting was not effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2024, that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, no director or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officer and directors:

Name	Age	Principal Position	Director Term Expiring in	Director Since
Bradford T. Adamcyzk	56	Director and Executive Chairman	2.5 years	March 2018
Gregory J. Quarles	63	Director	1.5 years	May 2019
Christopher, Donaghey	52	President and Chief Executive Officer (and Principal Financial Officer)	N/A	N/A
Michael J. Alber	67	Director	1.5 years	April 2024
John E. Schultz Jr.	71	Director	Less than one year	November 2018
Mary P. O’Hara	58	Director, General Counsel, Chief Legal Officer and Secretary	2.5 Years	August 2021
Stephen W. McCahon	65	Chief Science Officer	N/A	N/A

*	Mr. Quarles served as President and Chief Executive Officer until November 25, 2024, upon which Mr. Donaghey assumed this role. Mr. Donaghey served as Chief Operating and Financial Officer until November 25, 2024 and continues to serve as Principal Financial Officer for SEC reporting purposes.

Bradford T. Adamczyk: Mr. Adamczyk was elected as the company’s Chairman in May 2019 and Executive Chairman in November 2021. He served as the company’s Principal Executive Officer from August 6, 2018, until becoming Chairman and was elected as a company director on March 8, 2018. Mr. Adamczyk has over 25 years of experience in investments and financial analysis. He founded MoriahStone Investment Management in 2013. MoriahStone Investment Management specializes in both public equities and small-cap private companies. He has also served on the board of advisors of BroVo Spirits, LLC since 2014, becoming its Chairman in 2018. Prior to founding MoriahStone, he was a senior securities analyst at Columbus Circle Investors in Stamford, CT, where he focused on technology investments. Mr. Adamczyk started his financial career at Morgan Stanley. Additionally, Mr. Adamczyk helped drive the initial recapitalization efforts of Applied Energetics in 2018. He was part of the team that led the 2018 proxy of AE, establishing a new company board and management team and recapitalizing the company to pursue the development of its technology and IP portfolio. He received his undergraduate degree from Western Michigan University, graduating Magna Cum Laude, and his MBA from the University of Michigan.

Gregory J. Quarles: Dr. Quarles currently serves at the CEO Emeritus and jointly as the Executive for Government and Institutional Relations, effective November 25, 2024. Prior to this transition, he was elected as the Company’s Chief Executive Officer and as a Company director effective May 4, 2019. In January 2021, the Board of Directors also elected him as President of the Company. Prior to May 2019, he had served on the Company’s Scientific Advisory Board since March 18, 2017. Before joining Applied Energetics, Dr. Quarles spent eight years with Optica (formerly, The Optical Society of America) in Washington D.C., both as a member of the Board and the Executive Committee (three years) and more recently as the Chief Scientific Officer (five years). His responsibilities at Optica encompassed a broad range of scientific, technical and engineering infrastructure, and included content development for the Optica meetings portfolio, along with many other related projects, highlighted by his reports to Congress. Moreover, Dr. Quarles had been personally involved through Optica in the establishment of many crucial partnerships involving major R&D laboratories and global agencies worldwide. This involvement included being a long-standing member of the U.S. Department of Commerce, Bureau of Industry and Security, and Sensors and Instrumentation Technical Advisory Committee. In addition to his executive leadership, Dr. Quarles is a well-respected member of the laser development community globally with over 35 years of experience since the award of his Ph.D. from Oklahoma State University. He has served on the board of directors of Nanocerox, Inc., a private company, since 2011, and on the Physics Department Advisory Board of Oklahoma State University, and the LLE Advisory Board of the University of Rochester, since 2017 and 2021, respectively. He is a Fellow in both the SPIE and Optica, a Senior Member of the IEEE and received the Memorial D.S. Rozhdestvensky Medal from the Russian Optical Society (2015). In 2016, he joined the Oklahoma State University CAS Hall of Fame, and in 1996 received the R&D 100 Award for the Ce:LiSAF Laser System.

Christopher Donaghey: Mr. Donaghey has served as the company’s President and Chief Executive Officer (and Principal Financial Officer) since November 25, 2024. Prior to that date, he served as the company’s Chief Operating and Financial Officer from July 2022. He continues to function as the company principal financial officer. Mr. Donaghey is an experienced financial executive with extensive experience in the defense industry. Mr. Donaghey most recently served as senior vice president and head of corporate development for Science Applications International Corporation (SAIC), a defense and government agency technology integrator, where he was responsible for executing the company’s mergers and acquisitions (M&A) and strategic ventures strategy. He joined SAIC in 2017, as senior vice president of finance for SAIC’s operations. Mr. Donaghey is also a Founder and Executive Board member of the Silicon Valley Defense Group, a non-profit organization whose mission is to create the nexus of pioneering ideas, people, and capital that will unlock new sources of innovation for national security and power the digital evolution of the defense industrial base. Prior to joining SAIC, Donaghey was Vice President of Corporate Strategy and Development for KeyW Corporation, a national security solutions provider for the intelligence, cyber and counterterrorism communities, where he guided the overall corporate strategy, M&A, and capital markets activities. Mr. Donaghey was also a senior research analyst for SunTrust Robinson Humphrey Capital Markets during which time, he was ranked the number one defense analyst and number two analyst overall for stock selection by Forbes/Starmine in 2005 and was named in the Wall Street Journal Best on the Street survey in 2005, 2008, and 2009. Mr. Donaghey served in the U.S. Navy Reserve where he provided scientific and technical analysis of missile guidance and control systems and advanced electronics for the Short-Range Ballistic Missile group at the Defense Intelligence Agency’s Missile and Space Intelligence Center. Donaghey earned his bachelor’s degree in mechanical engineering from Texas Tech University and served as an officer in the U.S. Navy. Mr. Donaghey served on Applied Energetics’ Board of Advisors from April 30, 2019 until becoming Chief Operating and Financial Officer.

John E. Schultz Jr.: Mr. Schultz has had a long affiliation with Wall Street, having founded CSG Spectra, Inc., a risk analytics firm, in 1984. He also founded Oak Tree Asset Management Ltd. in 2000, where he actively trades securities in managed LLC’s. Mr. Schultz’s strong networks have emphasized outside-the-box investment opportunities and early-stage new frontier private equity investment deals. Mr. Schultz has an intimate knowledge of Applied Energetics, including its history and financials and has in the past served as a consultant to the company. Additionally, Mr. Schultz helped drive the initial recapitalization efforts of Applied Energetics in 2018. He was part of the team that led the 2018 proxy of Applied Energetics, establishing a new company board and management team and recapitalizing the Company to pursue the development of its technology and IP portfolio. Mr. Schultz is a graduate of California State University at Long Beach.

Mary P. O’Hara: Ms. O’Hara was appointed General Counsel and Chief Legal Officer in January 2022 and Secretary in September 2022. She has been in private law practice for over thirty years and has broad experience in all facets of securities, corporate and commercial law. Prior to her joining the Company full time, she was affiliated with the law firm of Masur, Griffitts, Avidor, LLP (now known as Griffitts LLP) and had represented the Company for several years. Previously, she was a partner at Hodgson Russ LLP and an associate at Fulbright & Jaworski LLP (now known as Norton Rose Fulbright) and Mayer Brown & Platt, LLP (now known as Mayer Brown LLP). Ms. O’Hara has a J.D. from New York University School of Law and a B.A. in Economics, magna cum laude, from the University of New Mexico.

Stephen W. McCahon: Dr. Stephen McCahon has served as the Company’s Chief Science Officer since May 1, 2023. Dr. McCahon has been a scientific researcher, technology developer, and entrepreneur for over 30 years. He has co-authored more than 50 scientific publications and has more than 30 patents issued, patents pending, or invention disclosures in preparation for patent submission. He was an original founder of Applied Energetics, Inc. and then returned to the Company to serve as our Chief Scientist, pursuant to a Consulting Agreement, dated as of May 24, 2019, providing input into the strategic direction of the Company and assistance in building relationships in the defense markets. Dr. McCahon was a Member of the Research Staff in the Optical Physics Department at the Hughes Research Laboratory in Malibu, California from 1986 to 1996 performing basic research in the area of optical physics and non-linear optical materials. In 1996, Dr. McCahon moved to Raytheon (Hughes) Missile Systems Co, in Tucson, AZ during which time he was significantly responsible for the successful creation and development of the Directed Energy Weapons Product Line and served as its Chief Scientist. He left Raytheon in 2002 to co-found Applied Energetics Inc. in Tucson, AZ to develop Directed Energy Weapons for the Defense Department including very high energy and average power ultrashort pulse (USP) laser sources and Laser Guided Energy (LGE®) technologies. In April 2010, he left Applied Energetics to form Applied Optical Sciences where he developed technologies related to the application of optical physics to a broad range of areas, including photonics and USP laser development. From February 2016 through May 2019, he served as a consultant to the Company. In 2019, Applied Energetics purchased substantially all of the assets of Applied Optical Sciences, integrating it into Applied Energetics, and retained him as Chief Scientist through the above-mentioned Consulting Agreement. He served as Chief Scientist under this Consulting Agreement until the board appointed him Chief Science Officer on May 1, 2023. Dr. McCahon is a graduate of the University of Southern California (BSEE, MSEE) and holds a Ph.D., Photonics, Inter-disciplinary Physics and Electrical Engineering, from the University of Iowa.

Michael J. Alber Mr. Alber has an extensive career spanning over 35 years in corporate finance, capital markets, treasury, risk allocation and mergers and acquisition experience. From April 2021, he was the Chief Financial Officer and Founder of First Light Acquisition Group (NYSE: FLAG), a special purpose acquisition company. He previously served on the SSA (Special Security Agreement) of AceInfo Tech (subsidiary of Dovel Technologies) and advisory board of Sincerus Global Solutions. From June 2016, he was the Chief Financial Officer and Executive Vice President of KeyW (NASDAQ: KEYW), until its sale to Jacobs (NYSE: J) in June 2019. During this period, he led several capital market transactions along with two strategically important M&A transactions, one that resulted in a record setting sale multiple and change in control. Mr. Alber served as a Principal with Growth Strategy Leaders, a business and financial consulting firm (specializing in M&A and due diligence support), from April 2015 to May 2016, and as Chief Financial Officer and SVP at Engility Corporation (NYSE: EGL) a $2.5 billion technology services and solutions provider to both U.S. Government and International customers from May 2012 to March 2015. During this period, he supported the company’s spin-out from L3 Technologies as a stand-alone publicly traded company. Prior to Engility, Mr. Alber held the position of Chief Financial Officer and Treasurer at Alion Science and Technology from 2007 to 2012. He has also held senior executive positions at SAIC (NYSE: SAIC) for 18 years, where he served as a Senior Vice President and Group CFO, and prior to that was Director of Finance at Network Solutions, Inc. He has served on the board of directors of Sincerus Global Solutions, a private company, since October 2022. Mr. Alber received his Bachelor of Science degree from George Mason University in Business Administration with a concentration in finance and subsequently completed an Advanced Management Program (AMP) at Georgetown University’s McDonough School of Business.

Directors Qualifications, Experience and Skills

Our directors bring to our Board a wealth of executive leadership experience and technical knowledge derived from their service, respectively, as senior executives, founders of industry and legal or financial professionals. Our board members have demonstrated strong business acumen and an ability to exercise sound judgment and have a reputation for integrity, honesty and adherence to ethical standards. When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the company’s business and structure, the Board of Directors focuses primarily on the information discussed in each of the Directors’ individual biographies set forth above and the specific individual qualifications, experience and skills as described below:

●	Mr. Adamczyk’s qualifications as a director include his expertise in corporate finance, equity capital markets, corporate strategy and organizational planning. Mr. Adamczyk was part of the team that led the 2018 proxy of AE, establishing a new company board and management team and recapitalizing the company to pursue the development of its technology and IP portfolio. He, along with the others in this group, continues his work to establish a foundation of good corporate governance and transparency.

●	Dr. Quarles’s qualifications as a director include his experience as director and senior executive in the laser industry with primary focus on the defense and aerospace sector.

●	Mr. Schultz’s qualifications as a director include his expertise in the equity investment industry and has been a friend of Applied Energetics since its public inception in 2004 and has an intimate knowledge of the company’s background, including its history and financials. Mr. Schultz and his entity Oak Tree Asset Management were part of the team that led the 2018 proxy, establishing a new company board and management team and recapitalizing the company to pursue the development of its technology and IP portfolio. He, along with the others in this group, continues his work to establish a foundation of good corporate governance and transparency.

●	Ms. O’Hara’s qualifications as a director include her many years of experience in securities, corporate and commercial law and the business and financial knowledge she has acquired over those years as well.

●	Mr. Alber’s qualifications as a director include 30+ years of experience serving in executive leadership positions within both public and private companies, possessing a strong balance of strategic thinking, business acumen and operational skills. He has served as a finance executive, with particular experience with publicly listed government contractors where he has navigated challenging situations and handled many of the issues that typically face growing companies in this space. He also has experience with stock exchange listings and knows the relevant processes, criteria, and requirements as well as extensive experience with capital restructuring transactions, including initial public offering (IPO), multiple debt/equity offerings, new credit facilities, and equity buy-back programs. He has led multiple strategic acquisitions, divestitures and reorganizations to drive growth, diversification, and shareholder value.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Applied Energetics, and any persons who own more than ten percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC. Officers and directors of Applied Energetics, and greater than ten percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based on a review of these filings, two reports on Form 4 for the company’s President and CEO (then COO and CFO) reporting a change in beneficial ownership were filed after their respective deadlines. The company does not believe any other officers or directors failed to timely file any required forms under Section 16(a) during the year ended December 31, 2024.

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

Our Code of Ethics and Business Conduct is available upon request made to us in writing at the following address, and will be provided without charge:

Applied Energetics, Inc.

Attention: Chief Legal Officer

9070 S. Rita Road, Suite 1500

Tucson, AZ 85747

Committees of the Board of Directors

The members of the Board of Directors continue to evaluate the need and utility of establishing one or more committees of the Board of Directors and to review relevant legal or regulatory requirements with respect thereto. At present all functions that would be fulfilled by committees are being fulfilled by the entire board, and the board believes that currently no committees are necessary or legally required. Although, as a “smaller reporting company” on the OTCQB Market, the Company is not currently required to have Independent Directors, the Board of Directors believes that Messrs, Adamczyk, Schultz, and Alber qualify as Independent Directors, as defined in the OTCQB Standards.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses the compensation for the persons who served as our President and Chief Executive Officer, Chief Operating and Financial Officer, General Counsel, Chief Legal Officer and Secretary, and Chief Science Officer for the years ended December 31, 2024 and 2023. Mr. Donaghey served as our Chief Operating and Financial Officer from July 2022 until becoming President and CEO (and Principal Financial Officer) in November 2024. Dr. Quarles served as our Chief Executive Officer from May 6, 2019 and President since January 2022 through November 2024 when he became CEO Emeritus. Ms. O’Hara was appointed General Counsel and Chief Legal Officer in January 2022 and Secretary in September 2022. Dr. McCahon has served as Chief Science Officer since May 2023.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation(1)	Total

Christopher Donaghey,	2024	$354,167	(1)	$-	$-	$656,582	$-	$1,010,749
President and Chief Executive Officer (and Principal Financial Officer)	2023	$350,000		$-	$-	$-	$-	$350,000

Gregory J Quarles,	2024	$400,000
Chief Executive Officer Emeritus	2023	$400,000		$-	$-	$-	$-	$400,000

Mary P. O’Hara,	2024	$250,000		$-	$-	$-	$-	$250,000
General Counsel, CLO and Secretary	2023	$250,000		$-	$-	$-	$-	$250,000

Stephen McCahon,	2024	$350,000		$-	$-	$-	$-	$350,000
Chief Scientist	2023	$300,000	(2)	$-	$-	$-	$-	$300,000

(1)	Mr. Donaghey’s salary is based on an annual amount of $350,000 for the first 11 months of 2024 and of $400,000 for the last one month of 2024.

(2)	This amount reflects compensation received by Dr. McCahon pursuant to the Consulting Agreement with SWM Consulting LLC, an entity which he controls, through April 30, 2023 and pursuant to his Executive Employment Agreement from May 1 through December 31, 2023.

Director Compensation

The following table discloses our director compensation for the years ended December 31, 2024 and 2023:

Name	Year	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total
Bradford T. Adamczyk,	2024		$215,000	$-	$-	$-	$215,000
Executive Chairman	2023		$215,000	$-	$-	$-	$215,000

Michael J. Alber	2024		$-	$-	$419,028	$-	$419,028
	2023	$	N/A	N/A	N/A	N/A	N/A

John E. Schultz, Jr.	2023		$90,000	$-	$-	$-	$90,000
	2022		$90,000	$-	$-	$-	$90,000

Board Considerations in Determining Salaries

Our executive compensation program is designed to attract, retain, and incentivize talented executives with a dedication to achieving our scientific and strategic objectives. Our 2024 compensation program consisted primarily of base salary as we awarded certain officers time vesting equity during prior years. Mr. Donaghey received additional options and an increase in salary as consideration for his acceptance of the position of President and Chief Executive Officer. Compensation of our named executive officers is primarily determined by compensation levels in the market for their services, among large- and small-cap defense and technology companies. The Board considers recommendations from various outside consultants and other informed sources in making compensation decisions. Aligning executive compensation with stockholder interests is a key consideration for our compensation program. As we continue to grow, we anticipate developing and evolving our compensation program around specific objectives and key responsibilities with metrics and compensation targets.

Employment Agreements for Named Executive Officers

Effective November 25, 2024, we entered into an Executive Employment Agreement with Christopher Donaghey setting forth the terms of his service as President and Chief Executive Officer. The agreement is for a term of three years and is renewable thereafter for sequential one-year periods. The agreement may be terminated by the company for “Cause” or by Mr. Donaghey for “Good reason” both of which terms are defined in the agreement. The agreement may also be terminated, without Cause or Good Reason, by either party upon sixty days’ written notice to the other.

The agreement calls for (i) a cash salary of $400,000 per annum, payable monthly, and eligibility for a discretionary bonus within 60 days of the end of each year, and (ii) incentive stock options to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.78 per share under the company’s 2018 Incentive Stock Plan. These options vest in installments based upon achievement by the company of target amounts of “gross revenue” (as defined under US GAAP) during any one fiscal-year period (each, an “Annual Revenue Target”) as follows: with respect to 170,000 shares, upon achievement of an Annual Revenue Target of $10 million; with respect to an additional 330,000 shares, upon achievement of an Annual Revenue Target of $25 million; and with respect to the remaining 500,000 shares, upon achievement of an Annual Revenue Target of $50 million. The installments shall be cumulative. (I.e., the options may be exercised, as to any or all shares covered by an installment, at any time or times after an installment becomes exercisable and until expiration or termination of the options, and achievement of more than one Annual Revenue Target in any one fiscal-year period will cause the options to vest as to shares covered by both such installment amounts.).

In the event of a termination of the agreement by Mr. Donaghey with Good Reason, or by us without cause, we must pay him any unpaid base compensation due as of the termination date as well as any pro rata unpaid bonus and any unpaid expenses plus additional severance of 90 days’ base salary.

The company and Mr. Donaghey entered into an Executive Employment Agreement in August 2022 pursuant to which he served as Chief Financial and Chief Operating Officer until his appointment as President and CEO. The agreement provided for a salary of $350,000 per year, plus standard benefits as well as options to purchase up to 1,000,000 shares of its common stock under its 2018 Incentive Stock Plan, which vest over four years from the date of grant and have an exercise price of $2.36 per share, and Restricted Stock Units representing up to 400,000 shares of the company’s common stock which also vest over the same four-year period. The Restricted Stock Units were issued pursuant to a Restricted Stock Unit Agreement. Mr. Donaghey forfeited unvested options to purchase up to 950,000 shares of common stock which he had previously received for service on the company’s Board of Advisors.

As of April 18, 2019, we entered into an Executive Employment Agreement with Dr. Gregory J. Quarles setting forth the terms of his service as Chief Executive Officer. The agreement called for (i) a cash salary of $250,000 per annum, payable monthly, and eligibility for a discretionary bonus within 60 days of the end of each year, and (ii) options to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.35 per share. These options were issued pursuant to a grant agreement, dated as of April 18, 2019 and vest immediately with respect to 500,000 shares and in semi-annual installments with respect to the remaining 4,500,000 shares. The agreement also provided for Quarles to retain 2,000,000 options previously granted to him under a Consultant Stock Option Agreement in 2017, for his services on the Scientific Advisory Board, which are subject to vesting based on achievement of performance milestones. Dr. Quarles forfeited options to purchase an additional 1,500,000 shares under another prior option agreement. Dr. Quarles also received health and life insurance and other standard benefits under the agreement and reimbursement of certain out-of-pocket expenses. This agreement was amended December 15, 2020, increasing Dr. Quarles’ salary to $300,000 per year effective January 1, 2021, on November 30, 2021, increasing his salary to $350,000 per year effective January 1, 2022, and again, on November 29, 2022, increasing his salary to $400,000 per year effective November 1, 2022.

Effective November 25, 2024, the Board of Directors accepted the resignation of Dr. Quarles as President and Chief Executive Officer and entered into an Employment and Transition Agreement with Dr. Quarles pursuant to which he serves as CEO Emeritus. This agreement has an initial term of one year and may be extended by mutual agreement for an additional year. Under this agreement, he is to receive a salary at a monthly rate of $33,333 until March 1, 2025 and $29,167 thereafter, subject to certain performance criteria.

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

Grants of Plan-Based Awards

The following table sets forth certain information with respect to all plan-based awards granted to our named executive officers during the fiscal year ended December 31, 2024.

	Type of Award	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Bradford T. Adamczyk	—	—	—	—	—	—
Gregory J. Quarles	—	—	—	—	—	—
Christopher Donaghey(2)	Stock Option	11/26/2024		1,000,000	$0.78	$0.67
Mary P. O’Hara	—	—	—	—	—	—
Stephen W. McCahon	—	—	—	—	—	—

(1)	Based on Black-Scholes-Merton option pricing model and assumptions therein, including implied volatility of the underlying common stock.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the named executives at December 31, 2024:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Bradford T. Adamczyk	4,900,000	-	$0.07	11/12/2028
Gregory J. Quarles(1)	4,920,500	-	$0.35	4/18/2029
Christopher Donaghey(2)	150,000		$0.35	4/29/2029
	200,000	-	$0.61	5/12/2031
	500,000	500,000	$2.36	7/13/2032
		1,000,000	$0.78	11/26/2034
Mary P. O’Hara	360,000	-	$1.27	8/20/2031
	480,000	160,000	$2.40	1/1/2032
Stephen W. McCahon	-	-	-	-

(1)	Dr. Quarles also holds Restricted Stock Units covering 1,954,545 shares of the company’s common stock which are subject to time and milestone vesting and terminate in November 2032.

(2)	Mr. Donaghey also holds Restricted Stock Units covering 200,000 shares of the company’s common stock which are subject to time vesting.

In addition to the foregoing, as of December 31, 2024, Jonathan Barcklow, a director until April 1, 2024, held options to purchase up to 5,000,000 shares of common stock, and John Schultz, also a director, held options to purchase up to 2,500,000 shares of common stock, each at an exercise price of $0.07 per share and both of which expire on November 12, 2028. Details regarding these options are set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below.

Payments upon Termination or Change-In-Control

There are no termination or change in control agreements in place that would require payments

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

During the fiscal year ended December 31, 2024, none of our executive officers served on the Board of Directors or the Compensation Committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS:

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 25, 2025:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 25, 2025, upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options which are currently held by that person and which are exercisable within such 60-day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 218,242,805 shares outstanding on March 25, 2025.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (1)

Bradford T. Adamczyk	7,135,081	(2)	3.2%
Gregory J. Quarles	6,864,545	(3)	3.1%
Jonathan R. Barcklow(4)	6,000,000	(4)	2.7%
John E. Schultz Jr.	4,320,000	(5)	2.0%
Stephen W. McCahon	14,257,861	(6)	6.6%
Mary P. O’Hara	906,667	(7)	*
Kevin T. McFadden	12,100,000	(8)	5.7%
Christopher Donaghey	1,011,027	(9)	*
Michael J. Alber	100,000	(10)	--
All directors and executive officers as a group (7 persons)	40,187,713		17.2%

*	Less than one percent.

(1)	Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options or warrants held by that person that are exercisable within 60 days of the Record Date.

(2)	Based on information contained in a Form 4, filed with the SEC on June 17, 2024. Includes 1,563,599 shares held by Moriah Stone Global L.P., which is controlled by Mr. Adamczyk. Also includes 4,900,000 shares underlying options, 3,500,000 of which are held in the name of the Adamczyk Family 2021 LLC.
(3)	Includes options to purchase up to 4,920,000 shares of common stock, which are fully vested, and Restricted Stock Units covering 1,954,545 shares of common stock, which are subject to vesting upon the occurrence of certain milestones.
(4)	Includes 5,000,000 shares underlying options. On March 25, 2024, Mr. Barcklow tendered his resignation from the board, effective April 1, 2024.
(5)	Based on information contained in a Form 4, filed with the SEC on May 30, 2023. Includes 500,000 shares held by Oak Tree Asset Management Ltd., which is controlled by Mr. Schultz, and 720,000 shares held by Mary Schultz, Mr. Schultz’s wife, in her IRA. Also includes 2,500,000 shares underlying options. 500,000 of Mr. Schultz’s shares are held in an IRA.
(6)	Based on information contained in a Form 4 filed with the SEC on August 1, 2024. Includes 1,435,000 shares underlying warrants.
(7)	Based on information contained in a Form 4, filed with the SEC on January 6, 2022. All such shares underlie options. Ms. O’Hara holds an additional 93,333 options which are subject to timed vesting.
(8)	Based on information known by the company and Mr. McFadden’s Schedule 13G, filed with the SEC on September 29, 2020. Includes a warrant to purchase 125,000 shares of common stock. Mr. McFadden’s address is 21 Tow Path Lane South, Richmond, VA 23221.
(9)	Based on information contained in a Form 4, filed with the SEC on December 5, 2024, and information known by the company. Does not include options to purchase an additional 1,750,000 shares of common stock and Restricted Stock Units covering 200,000 shares of common stock, all of which are subject to timed vesting.
(10)	Shares are scheduled to vest on April 1, 2025. Does not include 150,000 shares underlying options all of which are subject to timed vesting.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2024:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	24,695,434	$0.68	23,699,167
Equity compensation plans not approved by security holders	-	-	-
Total	24,695,434	$0.68	23,699,167

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDPENDENCE

Transactions with Related Parties

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2024.

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

On February 20, 2025, Applied Energetics made a $25,000 contribution to Silicon Valley Defense Group, a 501(c)(3) non-profit organization, where CEO Christopher Donaghey serves as an Executive Chairman of the Board of Directors. As its objective, SVDG “seeks to align and connect the people, capital, and ideas that will ensure allied democracies retain a durable techno-security advantage.”

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

ITEM 14. PRINCIPAL ACCOUTANT FEES AND SERVICES:

The following is a summary of the fees billed to the company by its independent registered Public Accounting firm for the years ended December 31, 2024 and December 31, 2023.

	2024	2023
Audit fees	$68,500	$61,000
Audit related fees	-	-
All other fees	7,000	-
Tax fees	7,000	6,000
	$82,500	$67,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

The following documents are filed or incorporated by reference as part of this report:

(a) (1) The Consolidated Financial Statements of Applied Energetics, Inc. are filed as part of this report on page F-1 following the signatures.

Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Amended and Restated Plan and Agreement of Merger entered into as of March 17, 2004, by and among U.S. Home & Garden, Inc. (“USHG”), Ionatron Acquisition Corp., a wholly-owned subsidiary of USHG, Robert Kassel (for purposes of Sections 5.9, 6.2(d), 6.2(j), 9.4 and 10.10 only), Fred Heiden (for purposes of Section 9.4 only), and Ionatron, Inc. and Robert Howard, Stephen W. McCahon, Thomas C. Dearmin and Joseph C. Hayden (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on March 24, 2004).
3.1	Certificate of Incorporation, as amended, (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-KSB for the fiscal year ended June 30, 1995).
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on April 29, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).
3.3	Certificate of Elimination of the 10% Series A Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).
3.4	Certificate of Designation of the 6.5% Series A Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).
3.5	Certificate of Ownership and Merger of Applied Energetics, Inc. into Ionatron, Inc. (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on February 20, 2008).
3.6	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007.
3.7	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 10, 2007.(incorporated by reference to Exhibit 3.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-231885)
4.1	Form of certificate evidencing Common Stock, $.001 par value, of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-38483).
4.2	Description of Registrant’s Securities (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2022)
10.1	2018 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2018).
10.2	Consulting and Advisory Services Agreement, effective as of February 15, 2019, by and between the Registrant and WCC Ventures, LLC (incorporated by reference to Exhibit 99 to the Registrant’s Form 8-K filed with the SEC on February 22, 2019).
10.3	Advisory Board Agreement by and between Registrant and Christopher Donaghey (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-231885).
10.4	Executive Employment Agreement, dated as of April 18, 2019, by and between the Registrant and Gregory J. Quarles (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-231885).
10.5	Master Services Agreement, effective as of July 16, 2018, by and between the Registrant and Westpark Advisors, LLC (incorporated by reference to Exhibit 99 to the Registrant’s Form 8-K filed with the SEC on July 7, 2018), as amended by the First Amendment to Master Services Agreement, dated as of April 21, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 27, 2021) and further amended by the Second Amendment to Master Services Agreement, dated January 17, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 25, 2023).

10.6	Executive Employment Agreement, dated as of May 1, 2023, by and between the Registrant and Stephen W. McCahon (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed with the SEC on May 5, 2023)
10.7	Asset Purchase Agreement, by and between the Registrant and Applied Optical Sciences, Inc. LLC (incorporated by reference to comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on May 31, 2019)
10.9	Lease Agreement, by and between the Registrant and Campus Research Corporation (incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed with the SEC on March 17, 2021.
10.10	Executive Employment Agreement, dated as of January 1, 2022, by and between the Registrant and Mary P. O’Hara (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2022).
10.11	Executive Employment Agreement, dated as of July 13, 2022, by and between the Registrant and Christopher Donaghey (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 18, 2022).
19	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)
21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006).
23.1	Consent of RBSM LLP
31.1	Certification of Chief Executive Officer (and Principal Financial Officer) pursuant to Rule 13a-14 or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer (and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Compensation Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2010).
99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009)
99.3	Audit Committee Charter (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2025.

APPLIED ENERGETICS, INC.

/s/ Christopher Donaghey
Christopher Donaghey, President and Chief Executive Officer (and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below on the 28th day of March 2025 by the following persons on behalf of the registrant and in the capacities indicated:

Name	Title

/s/ Bradford T. Adamczyk	Director, Executive Chairman
Bradford T. Adamczyk

/s/ Gregory J. Quarles	Director, CEO Emeritus
Gregory J. Quarles

/s/ Michael J. Alber	Director
Michael J. Alber

/s/ John E. Schultz Jr.	Director
John E. Schultz Jr.

/s/ Mary P. O’Hara	Director, General Counsel, Chief Legal Officer and Secretary
Mary P. O’Hara

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENEDED DECEMBER 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Applied Energetics, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. and Subsidiary (collectively, the “company”) as of December 31, 2024 and 2023 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the company at December 31, 2024, and the results of its operations and its cash flows for each of the years in the period ended period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Las Vegas, NV

March 28, 2025

PCAOB ID Number 587

APPLIED ENERGETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$164,812	$1,319,526
Accounts receivable, net	335,839	567,792
Other assets	164,128	148,338
Total current assets	664,779	2,035,656

Long-term assets
Property and equipment - net	314,503	434,563
Right of use asset - operating	1,074,583	1,054,736
Security deposit	17,004	17,004
Total long-term assets	1,406,090	1,506,303
Total assets	$2,070,869	$3,541,959

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$258,481	$312,958
Notes payable	47,325	-
Due to related parties	50,000	50,000
Operating lease liability - current	265,380	166,927
Deferred Revenue	-	308,908
Accrued expenses	63,153	40,510
Accrued dividends	48,079	48,079
Total current liabilities	732,418	927,382

Long-term liabilities
Operating lease liability - non-current	945,704	994,491
Total long-term liabilities	945,704	994,491
Total liabilities	1,678,122	1,921,873

Stockholders' Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at December 31, 2024 and 2023 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 213,860,508 and 211,236,688 shares issued and outstanding at December 31, 2024 and 2023, respectively.	213,861	211,237
Additional paid-in capital	120,168,124	112,223,129
Accumulated deficit	(119,989,252)	(110,814,294)
Total stockholders' equity	392,747	1,620,086

Total Liabilities and Stockholders' Equity	$2,070,869	$3,541,959

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2024	2023

Revenue	$2,426,609	$2,631,443
Cost of revenue	1,480,093	637,697

Gross profit	946,516	1,993,746

Operating expenses
General and administrative	9,509,860	8,771,901
Selling and marketing	374,710	384,231
Research and development	239,060	233,722
Total operating expenses	10,123,630	9,389,854

Operating loss	(9,177,114)	(7,396,108)

Other income/(expense)
Other income	2,156	45,673
Total other income/(expense)	2,156	45,673

Loss before provision for income taxes	(9,174,958)	(7,350,435)

Provision for income taxes	-	-

Net loss	(9,174,958)	(7,350,435)

Preferred stock dividends	(34,005)	(34,005)

Net loss attributable to common stockholders	$(9,208,963)	$(7,384,440)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.04)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	212,891,508	211,084,080

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	13,602	$14	211,236,688	$211,237	$112,223,129	$(110,814,294)	$1,620,086
Stock-based compensation	-	-	-	-	3,768,819	-	3,768,819
Issuance of common stock under the market offering	-	-	1,896,182	1,896	4,169,705		4,171,601
Common stock issued on exercise of options	-	-	340,000	340	73,260	-	73,600
Common stock issued on exercise of warrants	-	-	265,000	265	15,634	-	15,899
Common stock issued for settlement of restricted stock units	-	-	186,666	187	(187)		-
Common stock withheld to cover income tax withholding obligations	-	-	(64,028)	(64)	(82,236)	-	(82,300)
Net loss for the year ended December 31, 2024	-	-	-	-	-	(9,174,958)	(9,174,958)
Balance at December 31, 2024	13,602	$14	213,860,508	$213,861	$120,168,124	$(119,989,252)	$392,747

The accompanying notes are an integral part of these consolidated financial statements.

 APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(9,174,958)	$(7,350,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense	3,768,819	3,493,397
Amortization of ROU assets	214,690	143,602
Depreciation and amortization	218,907	127,639
Amortization of prepaid assets	224,625	202,354
Changes in assets and liabilities:
Accounts receivable	231,953	(214,643)
Prepaid and deposits	(51,113)	(257,918)
ROU liabilities	(184,871)	(112,050)
Deferred Revenue	(308,908)	308,908
Accounts payable	(54,477)	195,988
Accrued expenses and compensation	22,643	12,505
Net cash used in operating activities	$(5,092,690)	$(3,450,653)

Cash Flows From Investing Activities
Purchase of equipment	(98,847)	(369,267)
Net cash used in investing activities	(98,847)	(369,267)

Cash Flows From Financing Activities
Repayment on note payable	(141,977)	(555,541)
Proceeds from sale of common stock	4,171,601	-
Proceeds from note payable	-	155,541
Tax withholdings related to net share settlement of RSU's	(82,300)	(136,671)
Proceeds from the exercise of stock options and warrants	89,499	35,809
Net cash provided by (used in) financing activities	4,036,823	(500,862)

Net change in cash and cash equivalents	(1,154,714)	(4,320,782)

Cash and cash equivalents, beginning of year	1,319,526	5,640,308
Cash and cash equivalents, at end of period	$164,812	$1,319,526

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$5,726
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Insurance financing for prepaid insurance	$189,302	$155,541
Implementation of ASC 842	$234,537	$766,281

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

For the year ended December 31, 2024, the company incurred a net loss of $9,174,958, had negative cash flows from operations of $5,092,690 and may incur additional future losses if the company is unable to secure significant government contracts. At December 31, 2024, the company had total current assets of $664,779 and total current liabilities of $732,418 resulting in a working capital deficit of $67,639. At December 31, 2024, the company had cash of $164,812.

Based on the company’s current business plan, it believes its cash balance as of the date of this filing, together with anticipated revenues from a government contracts, will be sufficient to meet its anticipated cash requirements for the near term. However, the current business plan may prove unachievable. Such conditions raise substantial doubts about the company’s ability to continue as a going concern for one year from the date the financial statements are issued.

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

APPLIED ENERGETICS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition, carrying amounts of long-lived assets, valuation assumptions for share-based payments, evaluation of debt modification accounting, effective borrowing rate determinations, analysis of fair value transferred upon debt extinguishment, legal claims and contingencies, valuation and calculation of measurements of income tax assets and liabilities.

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of shares underlying warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 31,945,645 and 31,484,477 for the years ended December 31, 2024 and 2023, respectively.

Fair Value of Current Assets and Liabilities

The carrying amount of accounts payable approximate fair value due to the short maturity of these instruments.

Cash and Cash Equivalents

Cash equivalents are investments in money market funds or securities with an initial maturity of three months or less. We maintain our cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of December 31, 2024, $0 of our cash balance was uninsured.

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

APPLIED ENERGETICS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

The Company operates as one operating segment with a focus on the development and manufacture of advanced high-performance lasers and optical systems, and integrated guided energy systems, for prospective defense, national security, industrial, biomedical, and scientific customers worldwide. The Company’s Chief Executive Officer, as its chief operating decision maker (“CODM”), manages and allocates resources to the operations of the Company on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources. This enables our Chief Executive Officer to assess our overall level of available resources and determine how best to deploy these resources across projects to monitor and evaluate overall company performance, allocating resources, and establishing management compensation in line with our long-term company-wide strategic goals

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of December 31, 2024, $0 of our cash balance was uninsured.

NOTE 2 – NEW ACCOUNTING STANDARDS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

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

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 - Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures, which enables investors to better understand an entity's overall performance and assess potential future cash flows through improved reportable segment disclosure requirements. The amendments enhance disclosures about significant segment expenses, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023. The Company adopted ASU No. 2023-07 on December 31, 2024. The adoption of the standard did not result in any significant disclosure changes in the Notes to the Consolidated Financial Statements.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.

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

On March 12, 2024, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the original principal amount of $189,302 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2024, and provided coverage for the next 15 months, expiring June 11, 2025. The loan bears interest at a fixed rate of 9.50% per annum, requires the company to prepay $41,057 and appears on the balance sheet as a current asset. On April 12, 2024, the company made the first of twelve-monthly principal and interest payments of $15,775 on the loan, the aggregate amount of principal and interest on which is $199,184. The last payment is scheduled to be made on March 12, 2025. As of December 31, 2024, the outstanding principal and interest balance on the note was $47,325 and was recorded as notes payable, a current liability, on the company’s consolidated balance sheet.

The following reconciles notes payable as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Beginning balance	$-	$400,000
Notes payable	189,302	155,541
Payments on notes payable	(141,977)	(555,541)
Total	47,325	-
Less-Notes payable – current	47,325	-
Notes payable – non-current	$-	$-

APPLIED ENERGETICS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DUE TO RELATED PARTIES

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

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

During the year ended December 31, 2023, the restricted stock units covering 150,000 shares of the company’s common stock vested.   The company issued 150,000 and withheld 56,567 shares of common stock from the holders pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $136,671

APPLIED ENERGETICS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2024, the company completed the placement of 1,896,182 shares of its common stock, par value, $0.001 per share, in a private sale to individual purchasers at a price of $2.20 per share, for aggregate proceeds in the amount of $4,171,601

During the year ended December 31, 2024, the company issued 180,000 shares of common stock upon the exercise of options at an exercise price of $0.07 a share, for proceeds in the amount of $12,600.

During the year ended December 31, 2024, the company issued 60,000 shares of common stock upon the exercise of options at an exercise price of $0.35 a share, for proceeds in the amount of $21,000.

During the year ended December 31, 2024, the company issued 100,000 shares of common stock upon the exercise of options at an exercise price of $0.40 a share, for proceeds in the amount of $40,000.

During the year ended December 31, 2024, the company issued 265,000 shares of common stock upon exercise of warrants at an exercise price of $ 0.06 per share for proceeds in the amount of $15,899.

During the year ended December 31, 2024, restricted stock units covering 186,666 shares of the company’s common stock vested. The company issued 186,666 and withheld 64,028 shares of common stock from the holders pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $82,300.

During the year ended December 31, 2024 and 2023, the company recognized stock-based compensation in the amount of $3,768,819 and $3,493,397, respectively.

Preferred Stock

As of December 31, 2024 and 2023, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of December 31, 2024, including previously accrued dividends included in our balance sheet are approximately $391,057. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

We have, from time to time, also granted non-plan shares, restricted stock units and options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $3,768,819 and $3,493,397 for the years  ended December 31, 2024, and 2023, respectively, which was charged to general and administrative expense.

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

During the year ended December 31, 2024, the company issued non-qualified stock options to purchase up to 250,000 shares of common stock, at an exercise price of $1.99, to one director. These options vest over a period of three years in the amount of 100,000 shares on the first anniversary of their issuance and 75,000 shares on each of the second and third anniversaries.

During the year ended December 31, 2024, the company issued incentive stock options to purchase up to 1,000,000 shares of common stock, at an exercise price of $0.78, to one employee.

During the year ended December 31, 2024, the Company modified certain outstanding stock option awards previously granted to employees and no executive team options were repriced. The modification involved the cancellation of 2,800,000 stock options with an exercise price of $2.35 as of the modification date, and the issuance of replacement options for the same number of shares at an exercise price of $0.81. The modification resulted in incremental stock-based compensation expense of $42,000 of which $2,154 was recognized during the year ended December 31, 2024 and the remainder will be recognized over the remaining vesting period of the new awards.

See Note 5 – Stockholders’ Equity – Authorized Capital Stock for details related to the exercise of an aggregate of 340,000 options and 265,000 warrants during the year ended December 31, 2024.

The $3,768,819 stock-based compensation for the year ended December 31, 2024.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

Stock Options

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option Pricing Model.

As of December 31, 2024, the company has $8,154,901 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of our stock options for the years ended December 31, 2024 and 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2022	22,848,385	$0.3666	6.42	$203,236,473
Granted	3,662,500	2.3244		26,571,396
Exercised	(285,000)	(0.1256)		(2,694,319)
Forfeited or expired	(30,451)	-		(291,702)
Outstanding at December 31, 2023	26,195,434	$0.6410	9.37	$226,821,848
Granted	4,050,000	0.2907	9.01	35,304,281
Exercised	(340,000)	(0.2165)	4.66	(73,600)
Forfeited or expired	(2,800,000)	(2.35)	-	-
Outstanding at December 31, 2024	27,105,434	$0.3022	5.23	$262,199,729

Outstanding and exercisable at December 31, 2024	21,769,598	$0.2614	4.37	$89,508,656

The Company determines the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option Pricing Model applying the assumptions in the following table:

	Years Ended December 31,
Assumptions:	2024	2023
Risk-free interest rate	4.27-4.31%	1.26-4.24%
Expected dividend yield	0%	0%
Expected volatility	97.92-103.88%	109.48-130.00%
Expected life (in years)	6.50-8	6

Restricted Stock

During the year ended December 31, 2023, the company issued restricted stock units covering an aggregate of 1,075,909 shares for services rendered pursuant to an amendment to a master services agreement with a consultant and employee agreements.

As of December 31, 2024, the company has $3,323,467 unrecognized compensation cost related to unvested restricted stock units granted and outstanding.

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the years ended December 31, 2024 and 2023, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2022	2,819,545	$1.93
Granted – restricted stock units and awards	1,075,909	1.86
Granted – performance – based stock units	-	-
Canceled	(50,000)	-
Vested and converted to shares	(365,000)	(0.30)
Outstanding at December 31, 2023	3,480,454	$2.15
Granted – restricted stock units and awards	-	-
Granted – performance – based stock units	-	-
Canceled	-	-
Vested and converted to shares	(186,666)	(2.33)
Outstanding at December 31, 2024	3,293,788	$2.27

Warrants

The following table summarizes the activity of our warrants for the years ended December 31, 2024 and 2023:

	Warrant Activity
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2022	1,750,000	0.0600	6.53
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2023	1,750,000	$0.0600	5.53
Granted	-	-	-
Exercised	(265,000)	0.0600	4.53
Forfeited or expired	-	-	-
Outstanding at December 31, 2024	1,485,000	$0.0600	4.53

Outstanding and exercisable at December 31, 2024	1,485,000	$0.0600	4.53

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2024, the company modified its contract with a customer for changes in the contract specifications and requirements. The modification was for services that are not distinct from the existing contract due to the significant integration of services performed. The modification was accounted for as if it was part of the existing contract and a cumulative catch-up adjustment was recorded for the year ended December 31, 2024.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

The following table summarizes the company’s accounts receivable, net,

	December 31, 2024	December 31, 2023

Accounts receivable	$335,839	$153,029
Unbilled receivable	-	414,763
Total	$335,839	$567,792

Concentrations

During the year ended December 31, 2024, three customers accounted for a total of $2,414,055 or 99% of revenue recognized. As of December 31, 2024, the company has $335,839 of accounts receivable recorded as current assets on the balance sheet. As of December 31, 2024, one customer accounted for $237,647 or 71% of accounts receivable.

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

NOTE 7 – COMMITEMENTS AND CONTINGENCIES

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

The company incurred lease expense for its operating leases of $318,350 which was included in general and administrative expenses in the statements of operation for the year ended December 31, 2024. During the year ended December 31, 2024, the company made cash lease payments in the amount of $288,532.

At December 31, 2024, we had approximately $361,000 in future minimum lease payments due in less than a year. The below table presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease
For the fiscal years ending December 31,:
2025	$361,268
2026	394,256
2027	418,215
2028	250,317
Thereafter	-
Total undiscounted lease payments	1,424,056
Present value discount, less interest	212,972
Lease Liability	$1,211,084

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of December 31, 2024 and 2023.

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

On July 26, 2023, the company filed a complaint in the Superior Court of the State of Delaware against Gusrae Kaplan Nusbaum PLLC and Ryan Whalen, for malicious prosecution in connection with the July 2019 suit brought in the Southern District of New York. On September 11, 2023, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On April 16, 2024, the court granted the motion on the grounds of lack of personal jurisdiction over the defendants. The company filed a Notice of Appeal with the Supreme Court of the State of Delaware on May 2, 2024. The Delaware Supreme Court upheld the dismissal on December 18, 2024.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

The company may, from time to time, be involved in legal proceedings arising from the normal course of business.

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

An analysis of the difference between the expected federal income tax for the years ended December 31, 2024, and 2023, and the effective income tax rate is as follows:

Noncurrent deferred tax assets (liabilities):	2024	2023
Deferred Tax Assets

Research and Development	$133,825	$108,115
Accrued Compensation	3,999,427	3,179,367
Fixed Assets and intangibles	(264,542)	(271,594)
Right of Use Asset	33,883	26,533
Other Assets	949	105,790
Net Operating Loss Carryforwards and Credits	12,794,753	12,207,478
Total Deferred Tax Assets	$16,698,295	$15,355,688

Valuation Allowance	(16,698,295)	(15,355,688)

Net deferred tax / (liabilities)	$-	$-

Tax effects of temporary differences at December 31, 2024 and December 31, 2023 are as follows:

	2024		2023
Taxes calculated at federal rate	$(1,925,853)	21.0%	$(1,543,591)	21.0%
State income tax, net of federal benefit	(315,902)	3.4%	(265,169)	3.6%
Change in Valuation Allowance	1,342,607	-14.6%	61,856	-0.8%
Expiration of tax attributes	903,200	-9.8%	1,350,377	-18.4%
Prior period adjustment	11,033	-0.1%	410,461	-5.6%
Permanent Items	(15,085)	0.2%	(13,933)	0.2%
Provision (benefit) for taxes	$-	0.0%	$-	0.0%

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. During the year ended December 31, 2024, the deferred tax assets and the valuation allowance increased by $1,342,607 mainly as a result of current year tax loss.

As of December 31, 2024, we have cumulative federal, Arizona, and New Mexico net operating loss carryforwards of approximately $81.9 million, $21.5 million, and $0.3 million, respectively, which can be used to offset future income subject to taxes. Of the $81.9 million of Federal net operating loss carryforwards, $60.8 begin to expire in 2025. The remaining balance of $21.1 million is limited in annual usage of 80% of current years taxable income but do not have an expiration. Arizona and New Mexico net operating loss carryforwards begin to expire in 2037 and 2043, respectively. In addition, there are federal net operating loss carryforwards of approximately $27.0 million from USHG related to pre-merger losses. We also have pre-merger federal capital loss carryforwards of approximately $520,000.

As of December 31, 2024, we had cumulative federal and state unused research and development tax credits of approximately $302,000 and $122,000, which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2024, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

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

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We have unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at December 31, 2021	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2022	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2023	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2024	$9,635,824

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits. If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

The company considers the U.S. and Arizona to be major tax jurisdictions. As of December 31, 2024, for federal tax purposes the tax years 2021-2024 and for Arizona the tax years 2018 through 2024 remain open to examination. The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2024, and 2023, we had no accrued interest or penalties related to our unrecognized tax benefits.

NOTE 9 – SEGMENT INFORMATION

The Company is currently deemed to be comprised of only one operating segment and one reportable segment. The following table presents selected financial information with respect to the Company’s single reportable segment for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023

Revenue	$2,426,609	$2,631,443

Operating expenses
Cost of revenue
Payroll and related	921,159	333,965
Materials and supplies	553,755	303,732
Other segment items	5,179	-
Total cost of revenue	1,480,093	637,697

General and administrative
Payroll and related	1,332,498	805,176
Employee stock-based compensation	2,046,741	1,817,065
Other segment items	6,130,621	6,149,660
Total general and administrative	9,509,860	8,771,901

Selling and marketing
Other segment items	374,710	384,231
Total selling and marketing	374,710	384,231

Research and development
Payroll and related	120,494	-
Other segment items	118,566	233,722
Total research and development	239,060	233,722

Operating loss	$9,177,114	$7,396,108

As of December 31, 2024 and 2023, the Company's segment assets, which are equal to the Company's consolidated assets on the consolidated balance sheets, are owned and operated by United States entities and are classified within the United States.

APPLIED ENERGETICS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after December 31, 2024, the date of our most recent balance sheet, through the date our financial statements were issued.

Common Stock

Subsequent to the year ended December 31, 2024, the company issued 30,000 shares of common stock upon exercise of options at an exercise price of $0.40 per share.

Subsequent to the year ended December 31, 2024, restricted stock units covering 11,667 shares of the company’s common stock vested. The company issued 11,667 and withheld 3,460 shares of common stock from the holder pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $2,560.

On January 14, 2025, the company completed the placement of 6,405,666 shares of its common stock, par value, $0.001 per share, some of which were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $0.75 per share (or $0.749 per underlying share for pre-funded warrants), for aggregate proceeds in the approximate amount of $ 4,804,249. The pre-funded warrants are exercisable immediately at a price of $0.001 per share but may not be executed in any amount which would cause the holder thereof to beneficially own 5% or more of the company’s common stock. The company has agreed to use its best efforts to include the shares for registration with the Securities and Exchange Commission in any subsequent registration statement it files. All of the purchasers are accredited, sophisticated investors, and the issuance of the shares was not in connection with any public offering in accordance with Section 4(a)(2) of the Securities Act of 1933.

On February 6, 2025, the company completed the placement of 1,600,000 shares of its common stock, par value, $0.001 per share, some of which were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $0.75 per share (or $0.749 per underlying share for pre-funded warrants), for aggregate proceeds in the amount of $1,200,000. The pre-funded warrants are exercisable immediately at a price of $0.001 per share but may not be executed in any amount which would cause the holder thereof to beneficially own 5% or more of the company’s common stock. The company has agreed to use its best efforts to include the shares for registration with the Securities and Exchange Commission in the registration statement it files. All of the purchasers are accredited, sophisticated investors, and the issuance of the shares was not in connection with any public offering in accordance with Section 4(a)(2) of the Securities Act of 1933.

On February 19, 2025, the company issued 80,000 shares to a service provider pursuant to an agreement for services to be provided.

Issuance of Options

Effective February 6, 2025, the company issued nonstatutory stock options to purchase 75,000 shares to each of two individuals who are principals of a contractor in exchange for services rendered. The options were issued under the company’s 2018 Incentive Stock Plan.