Form 10-Q
period 2025-03-31
APPLIED ENERGETICS, INC.
filed 2025-05-15
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, there were 218,320,779 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,285,276	$164,812
Accounts receivable, net	90,334	335,839
Other assets	153,894	164,128
Total current assets	4,529,504	664,779

Long-term assets
Property and equipment - net	372,470	314,503
Right of use asset – operating lease	1,010,820	1,074,583
Security deposit	17,004	17,004
Total long-term assets	1,400,294	1,406,090
Total assets	$5,929,798	$2,070,869

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$293,633	$258,481
Notes payable	-	47,325
Due to related parties	50,000	50,000
Operating lease liability - current	281,077	265,380
Accrued expenses	93,319	63,153
Accrued dividends	48,079	48,079
Total current liabilities	766,108	732,418

Long-term liabilities
Operating lease liability - non-current	871,299	945,704
Total long-term liabilities	871,299	945,704
Total liabilities	1,637,407	1,678,122

Stockholders’ Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at March 31, 2025 and December 31, 2024 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 218,250,816 and 213,860,508 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	218,251	213,861
Additional paid-in capital	127,169,044	120,168,124
Accumulated deficit	(123,094,918)	(119,989,252)
Total stockholders’ equity	4,292,391	392,747

Total Liabilities and Stockholders’ Equity	$5,929,798	$2,070,869

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2025	2024

Revenue	$209,753	$134,235
Cost of revenue	63,914	274,432

Gross profit	145,839	(140,197)

Operating expenses
General and administrative	2,609,688	2,316,899
Selling and marketing	318,784	75,560
Research and development	323,047	80,780
Total operating expenses	3,251,519	2,473,239

Operating loss	(3,105,680)	(2,613,436)

Other income/(expense)
Other income	14	2,057
Interest expense	-	-
Total other income/(expense)	14	2,057

Loss before provision for income taxes	(3,105,666)	(2,611,379)

Provision for income taxes	-	-

Net loss	(3,105,666)	(2,611,379)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(3,114,167)	$(2,619,880)

Net loss attributable to common stockholders per common share - basic and diluted	$(0)	$(0)

Weighted average number of common shares outstanding	217,422,627	211,323,085

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	13,602	$14	213,860,508	$213,861	$120,168,124	$(119,989,252)	$392,747
Stock-based compensation	-	-	-	-	912,593	-	912,593
Common stock issued on exercise of options	-	-	30,000	30	11,970	-	12,000
Issuance of common stock under the market offering	-	-	4,272,334	4,272	5,999,978	-	6,004,250
Common stock issued for settlement of restricted stock units	-	-	11,667	12	(12)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(3,693)	(4)	(2,729)	-	(2,733)
Common stock issued for consulting services	-	-	80,000	80	79,120	-	79,200
Net loss for the period ended March 31, 2025	-	-	-	-	-	(3,105,666)	(3,105,666)
Balance at March 31, 2025	13,602	$14	218,250,816	$218,251	$127,169,044	$(123,094,918)	$4,292,391

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	13,602	$14	211,236,688	$211,237	$112,223,129	$(110,814,294)	$1,620,086
Stock-based compensation	-	-	-	-	955,730	-	955,730
Common stock issued on exercise of options	-	-	60,000	60	12,540	-	12,600
Common stock issued on exercise of warrants	-	-	66,000	66	3,894	-	3,960
Common stock issued for settlement of restricted stock units	-	-	11,666	12	(12)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(3,715)	(4)	(7,515)	-	(7,519)
Net loss for the period ended March 31, 2024						(2,611,379)	(2,611,379)
Balance at March 31, 2024	13,602	$14	211,370,639	$211,371	$113,187,766	$(113,425,673)	$(26,522)

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(3,105,666)	$(2,611,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense	991,793	955,730
Amortization of ROU assets	63,762	47,124
Depreciation and amortization	56,151	52,439
Amortization of prepaid assets	38,393	51,855
Changes in assets and liabilities:
Accounts receivable	245,505	251,095
Prepaid and deposits	(28,159)	(57,339)
ROU liabilities	(58,708)	(35,529)
Deferred Revenue	-	(63,348)
Accounts payable	35,152	(169,582)
Accrued expenses and compensation	30,166	36,607
Net cash used in operating activates	(1,731,610)	(1,542,327)

Cash Flows From Investing Activities
Purchase of equipment	(114,118)	-
Net cash used in investing activities	(114,118)	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock under the market offering	6,004,250	1,221,600
Repayment of insurance premium loan	(47,325)	-
Tax withholdings related to net share settlement of RSU’s	(2,733)	(7,519)
Proceeds from the exercise of stock options and warrants	12,000	16,560
Net cash provided by financing activities	5,966,193	1,230,641

Net change in cash and cash equivalents	4,120,464	(311,686)

Cash and cash equivalents, beginning of year	164,812	1,319,526
Cash and cash equivalents, at end of period	$4,285,276	$1,007,840

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Insurance financing for prepaid insurance	$-	$189,302

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2024, balance sheet information was derived from the audited financial statements as of that date. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

For the three months ended March 31, 2025, the company incurred a net loss of $3,105,666, had negative cash flows from operations of $1,731,610 and may incur additional future losses due to limited contract activity. At March 31, 2025, the company had total current assets of $4,529,504 and total current liabilities of $766,108, resulting in working capital of $3,763,396. At March 31, 2025, the company had cash of $4,285,276.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Trade conditions, such as unusually high and fluctuating tariffs, exacerbated supply chain shutdowns and delays, contribute to this uncertainty. Additionally, Russia’s military action in Ukraine, war in the Middle East, and related economic sanctions around the globe, could impact the company’s ability to source necessary supplies and equipment which could materially and adversely affect its ability to continue as a going concern. In addition, the company’s ability to continue as a going concern may depend on its ability to raise capital, which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity. This may result in third-party financing being unavailable on terms acceptable to the company or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of shares underlying warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 35,793,004 and 31,347,519 for the three months ended March 31, 2025 and 2024, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of March 31, 2025, $4,025,838 was uninsured.

NOTE 2 – NEW ACCOUNTING STANDARDS

The company has reviewed all issued accounting pronouncements. The company does not expect the adoption of any pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – OTHER ASSETS

Other assets consisted of the following as of March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
	2025	2024
Prepaid Expenses	$143,846	$125,735
Prepaid Consumables	10,048	-
Prepaid Insurance	-	38,393
Total other assets	$153,894	$164,128

NOTE 4 – PROPERTY AND EQUIPMENT – NET

Property and equipment – net consisted of the following as of March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
	2025	2024
Lab equipment	$742,210	$642,420
Software	442,310	442,310
Furniture and fixtures	24,143	24,143
Computer equipment	161,977	161,977
Equipment in process	14,328	-
Total property and equipment	1,384,968	1,270,850
Less: Accumulated depreciation	(1,012,498)	(956,347)
Property and equipment, net	$372,470	$314,503

Depreciation expense for the three months ended March 31, 2025 and 2024, were $56,151 and 52,439, respectively. There were no material additions or disposals during the period ended March 31, 2025.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 5 – SECURITY DEPOSIT

As of March 31, 2025 and December 31, 2024, the Company had security deposit totaling $17,004 which primarily consist of amounts paid under office and facility lease agreements. These deposits are refundable upon lease termination, subject to the terms of the underlying agreements. The security deposits are classified as non-current assets, as the leases are not expected to terminate within the next twelve months.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
	2025	2024
Accrued payroll	79,426	61,629
Accrued taxes	$11,140	$1,524
Accrued 401k	2,753	-
Total accrued expenses	$93,319	$63,153

NOTE 7 – NOTES PAYABLE

Premium Financing

On March 12, 2024, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the amount of $189,302 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2024, and provided coverage for the next 15 months, expiring June 11, 2025. The loan bears interest at a fixed rate of 9.50% per annum and required the company to prepay $41,057 and appears on the balance sheet as a other asset. On April 12, 2024, the company commenced monthly principal and interest payments of $15,775 which was the first payment of twelve remaining months due of $189,302, the last payment of which is scheduled to be made on March 12, 2025. As of March 31, 2025, the outstanding balance on the note was $0.

Notes Payable Reconciliation

The following reconciles notes payable as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Beginning balance	$47,325	$-
Notes payable	-	189,302
Payments on notes payable	(47,325)	(141,977)
Total	-	47,325
Less-Notes payable – current	-	47,325
Notes payable – non-current	$-	$-

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 8 – DUE TO RELATED PARTIES

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

NOTE 9 – STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2025, the company completed the placement of 8,010,652 shares of its common stock, par value, $0.001 per share, some of which were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $0.75 per share (or $0.749 per underlying share for pre-funded warrants), for aggregate proceeds in the approximate amount of $ 6,004,250.

During the three months ended March 31, 2025, the company issued 30,000 shares of common stock upon the exercise of 30,000 options at an exercise price of $0.40 a share. As a result, the company received $12,000 in cash proceeds as part of the transaction.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

During the three months ended March 31, 2025, restricted stock units covering 11,667 shares of the company’s common stock vested. The company issued 11,667 and withheld 3,693 shares of common stock from the holder pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $2,733.

During the three months ended March 31, 2025, the Company issued 80,000 shares of common stock to consultants in exchange for services rendered. During the three months ended March 31, 2025, the Company recognized stock compensation expense of $79,120.

Preferred Stock

As of March 31, 2025, and December 31, 2024, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of March 31, 2025, including previously accrued dividends of $48,079 included in our balance sheet total approximately $405,132. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

MARCH 31, 2025

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

We have, from time to time, also granted non-plan options and restricted stock units to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $991,793 and $955,730 for the three months ended March 31, 2025, and 2024, respectively, which was charged to general and administrative expense.

The $991,793 stock-based compensation for the three months ended March 31, 2025, was comprised of $455,679 option expense, $456,914 expense from the vesting of the restricted stock and $$79,120 relating to shares issued for services rendered.

During the three months ended March 31, 2025, the company issued a non-qualified stock option to purchase up to 150,000 shares of common stock, at an exercise price of $1.02, to two consultants.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

As of March 31, 2025, the company has $7,827,819 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The following table summarizes the activity of our stock options for the three months ended March 31, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2024	27,105,434	$0.30	5.23	$262,199,729
Granted	150,000	1.02	9.86	1,326,041
Exercised	(30,000)	(0.40)	6.06	(169,808)
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2025	27,225,434	0.50	5.01	263,355,962
Outstanding and exercisable at March 31, 2025	21,117,786	0.36	4.16	80,193,543

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option- Pricing Model applying the assumptions in the following table:

Three Months Ended March 31,
2025
Assumptions:
Risk-free interest rate	4.28%
Expected dividend yield	0%
Expected volatility	86.00%
Expected life (in years)	5.50

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the three months ended March 31, 2025, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date
Nonvested at December 31, 2024	3,293,788	2.27
Granted – restricted stock units and awards	-	-
Granted – performance-based stock units	-	-
Canceled	-	-
Vested	(11,667)	(2.25)
Nonvested at March 31, 2025	3,282,121	$2.28

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

As of March 31, 2025, and December 31, 2024, there was $2,866,553 and $3,323,467, respectively in unrecognized stock- based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

As of March 31, 2025 and December 31, 2024, the company recorded $0 and $0, respectively, in unrecognized stock- based compensation related to a lockup agreement on 5,000,000 shares of common stock in the acquisition of assets of AOS valued at $0.4014 per share, representing the closing price on the date of the contract which is amortized over 36 months, of which, $0 and $0 was amortized for the three months ended March 31, 2025 and 2024, respectively. Warrant stock activity for the three months ended March 31, 2025, was as follows:

	Warrant Activity
		Weighted Average Exercise	Weighted Average remaining Contractual Term
	Shares	Price	(years)
Outstanding at December 31, 2024	1,485,000	$0.0600	4.53
Granted	3,738,318	0.7500	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding and exercisable at March 31, 2024	5,223,318	$0.5500	8.23

	Warrants Outstanding			Warrants Exercisable
		Weighted Avg. Remaining	Weighted		Weighted
	Shares	Contractual Life in	Avg. Exercise	Shares	Avg. Exercise
Range of Exercise Prices	Outstanding	Years	Price	Exercisable	Price
$0.06 – $0.75	5,223,318	8.23	$0.55	5,223,318	$0.55
	5,223,318	8.23	$0.55	5,223,318	$0.55

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 10 – REVENUE RECOGNITION

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

The following table summarizes the company’s accounts receivable, net,

	March 31, 2025	December 31, 2024
Accounts receivable	$90,334	$335,839
Unbilled receivable	-	-
Total	$90,334	$335,839

Concentrations

During the three months ended March 31, 2025, two customers accounted for a total of $209,753 in revenue or 100% of revenue recognized. As of March 31, 2025, the company has $90,334 or 100% of accounts receivable recorded as current assets on the balance sheet related to two customers. Based on the Company’s evaluation of credit risk, historical collection experience, and subsequent collections received, management concluded that these receivables are fully collectible. Accordingly, no allowance for doubtful accounts was recorded as of March 31, 2025.

During the three months ended March 31, 2024, two customers accounted for a total of $134,237 in revenue or 100% of revenue recognized. As of March 31, 2024, the company has $335,838 or 100% of accounts receivable recorded as current assets on the balance sheet related to three customers. Based on the Company’s evaluation of credit risk, historical collection experience, and subsequent collections received, management concluded that these receivables are fully collectible. Accordingly, no allowance for doubtful accounts was recorded as of March 31, 2024.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 11– COMMITMENTS AND CONTINGENCIES

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

The company incurred lease expense for its operating leases of $89,830 which was included in general and administrative expenses in the statements of operation for the period ended March 31, 2025. During the three months ended March 31, 2025, the company made cash lease payments in the amount of $84,775.

At March 31, 2025, we had approximately $276,493 in future minimum lease payments due for the nine months ended. The below table presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease
For the three months ended March 31, 2025
2025, nine months ended	$276,493
2026	394,256
2027	418,216
2028	250,316
2029	-
Thereafter	-
Total undiscounted lease payments	1,339,281
Present value discount, less interest	186,905
Lease Liability	$1,152,376

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of March 31, 2025 and 2024.

Litigation

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, Gusrae Kaplan & Nusbaum and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. Motions for summary judgment in the case are fully briefed, and the judge has scheduled an oral argument date for August 7, 2025 at 11:00 a.m.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

The company may, from time to time, be involved in legal proceedings arising from the normal course of business.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 12 – SEGMENT INFORMATION

The Company is currently deemed to be comprised of only one operating segment and one reportable segment. The following table presents selected financial information with respect to the Company’s single reportable segment for the three months ended March 31, 2025 and 2024:

	FOR THE THREE MONTHS ENDED MARCH 31,
	2025	2024

Revenue	$209,753	$134,235

Operating Expenses
Cost of revenue
Payroll and related	59,064	189,634
Materials and supplies	4,850	84,798
Marketing and travel	-	-
Total cost of revenue	63,914	274,432

General and administrative
Payroll and related	334,689	641,321
Professional fees	635,292	213,542
Board compensation	76,250	76,250
Employee stock based compensation	471,744	528,497
Consulting stock based compensation	520,049	427,232
Materials and supplies	48,974	6,994
Marketing and travel	70,836	60,695
Investor relations	36,122	42,020
Insurance	75,533	59,295
Software and communications	71,602	48,558
General and administrative, including rent	212,446	160,056
Depreciation	56,151	52,439
Total general and administrative	2,609,688	2,316,899

Selling and marketing
Marketing and travel	318,784	75,560
Total selling and marketing	318,784	75,560

Research and development
Payroll and related	182,707	34,690
Materials and supplies	140,340	46,090
Total research and development	323,047	80,780
Operating loss	$(3,105,680)	$(2,613,436)

NOTE 13 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after March 31, 2025, the date of our most recent balance sheet, through the date our financial statements were issued.

Subsequent to the period ended March 31, 2025, the company issued 50,000 shares of common stock upon the exercise of options at an exercise price of $0.06 per share. The company received $3,000 in cash proceeds, minus required withholding, from the exercise of such options.

Subsequent to the period ended March 31, 2025, the company issued 20,000 shares of common stock upon the exercise of options at an exercise price of $0.40 per share. The company received $8,000 in cash proceeds, minus required withholding, from the exercise of such options.

Subsequent to the period ending March 31, 2025, the company issued an incentive stock option to purchase up to 200,000 shares of common stock, at an exercise price of $0.71, to four employees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts and can be identified by the use of forward-looking words such as “may,” “believe,” “will,” “would,” “could,” “should,” “expect,” “project,” “anticipate,” “estimates,” “possible,” “plan,” “strategy,” “target,” “prospect,” or “continue,” and other similar terms and phrases. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2024. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Ongoing Business Operations

Effective August 23, 2023, Applied Energetics executed a contract with the Department of the Navy, Office of Naval Research with an aggregate contract price of $1.99 million payable over two years as the company performs its obligations under the contract. The objective of the contract is to develop a high-peak and high-average power USP optical system. The system is expected to demonstrate effects compatible with multiple Navy platforms and missions with an attractive size, weight, and power-cooling footprint. The company’s continuing development efforts in collaboration with ONR signify the importance of sustained development and maturation of USP-based directed energy systems to support the Navy’s technological priorities. In late April 2025, our customer notified us that no funds are currently available for this contract and advised us to discontinue work on it. The contract was still in effect during the March 31, 2025 quarter as no formal stop-work order was received. As a result, collection of amounts due under this contract, including any work performed or to be performed, is in doubt, and the company has ceased recording revenue for it. At this point, the contract remains open, and the company would resume recording revenue if funding resumes, and collection is reasonably assured. The company intends to continue working in parallel on this technology as part of its ongoing internal research and development program. In addition, the company continues to work with the customer to find additional funds within the contracting agency or with other DOD departments which could be applied to the current open contracts.

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

Effective March 12, 2024, a grant previously awarded to the company from the Department of the Navy, Office of Naval Research, was transitioned into a contract. The original grant from May 2022 had a two-year period of performance. The new contract supersedes the grant and carries a ceiling value of $1,217,535 under a base period of performance through November 11, 2024 and a 12-month unfunded option period that ends November 11, 2025. On September 4, 2024, the company received a funding increase on this contract of $237,647 bringing the total funding on the contract to $1,455,182. The purpose of this research is to accelerate the development and testing of Infrared (IR) optical technology with an ultrashort pulse laser (USPL) system. The overall objective is to advance and ruggedize optical technologies that can be fielded on a variety of USMC platforms and are able to operate in harsh conditions. Research under the grant was completed and all progress reported to the program manager. In late April 2025, our customer notified us that no funds are currently available for this contract and advised us to discontinue work on it. The contract was still in effect during the March 31, 2025 quarter as no formal stop-work order was received. As a result, collection of amounts due under this contract, including any work performed or to be performed, is in doubt, and the company has ceased recording revenue for it. At this point, the contract remains open, and the company would resume recording revenue if funding resumes, and collection is reasonably assured. The company intends to continue working in parallel on this technology as part of its ongoing internal research and development program. In addition, the company continues to work with the customer to find additional funds within the contracting agency or with other DOD departments which could be applied to the current open contracts.

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

As with many government contractors, we have experienced recent challenges with funding of our contracts by the DoD and, in particular, with funding cutbacks at the Office of Naval Research (ONR). We recently learned that funding has been discontinued on two of our ONR contracts which affects our cash position and our strategic plan. Although the contracts have not been cancelled, their funding remains in doubt so that we cannot rely on receipt of funds from them, including for work already performed. These contracts were awarded under the DoD’s Research, Development, Test & Evaluation 6.2 Applied Research program which has been targeted by DoD for a 23.7% budget cut in FY2025. We believe that the technology underlying these contracts is considered “novel” and therefore, of continued interest to the DoD in its stated areas of ongoing focus. Accordingly, we plan to continue research and development of this technology, on an internal basis, and to focus on strategic partnerships with other entities as well as seeking additional prime government contracts. Our goal is to continue to accelerate the technology readiness level of our solutions to be able to submit more proposals and be prepared to conduct more customer and partner demonstrations of our technology in our recently opened Battle Lab. Under the current state of cutbacks in government funding both by individual agencies and DOGE, we cannot be certain that any such contracts will be forthcoming.

Subject to the foregoing, we continue to execute our business development plans, further our research and development program and submit filings for intellectual property and proposals for grants and contracts. During the past several years, we continued to submit proposals and have been engaged in meetings on a continuous basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. Having received a significant research grant and several contracts as well as other indications in recent years, we believe the interest in our technology and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision of the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

Through our analysis of the market, and in discussions with potential customers, we remain convinced that customers are becoming more receptive and interested in directed energy technologies. According to the US Department of Defense fiscal budgets from 2017 through 2023, its directed energy spending grew from approximately $500 million in 2017 to over $1.695 billion in 2023, an increase of nearly 240%. Market analysis and projections have estimated that this directed energy sector is anticipated to reach $32.1 billion globally by 2033. We continue to be optimistic about our future and the growing opportunities in directed energy applications, especially since this growth to nearly $1.7 B annually is being accomplished without a recognized Program of Record (POR) for directed energy platforms.  We believe that once these technologies are funded in production for a POR, or are approved to be integrated on fielded platforms in volumes to effect threat reduction, these DOD budgets for directed energy will grow exponentially larger to support the technology insertion. Notwithstanding the funding cuts at the ONR as described above, the Applied Energetics team anticipates a continuation of strong funding for the directed energy community. With our existing patent portfolio, and through further advancements of our technologies, we believe we have the substantial building blocks needed to become a significant and successful developer in the USP marketplace. These innovations could play a significant role in the efforts from the new administration to implement the Golden Dome for America program by advancing directed energy and other integrated technological solutions for missile and other threat protection for the country. Estimated budget requirements would exceed $50B annually.

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

Results of Operations

Comparison of Operations for the Three Months Ended March 31, 2025 and 2024:

	2025	2024	$ Change	% Change
Revenue	$209,753	$134,235	75,518	56.26%
Cost of revenue	(63,914)	(274,432)	210,518	-76.71%
General and administrative	(2,609,688)	(2,316,899)	(292,789)	12.64%
Selling and marketing	(318,784)	(75,559)	(243,225)	321.90%
Research and development	(323,047)	(80,780)	(242,267)	299.91%
Other income	14	2,057	(2,043)	-99.32%
Net loss	$(3,105,666)	$(2,611,378)	(494,288)	18.93%

Revenue

Revenue increased by $75,518 to approximately $209,753 for the three months ended March 31, 2025 from $134,235 for the three months ended March 31, 2024. The increase in revenue represents an additional contract that we received and commenced performing in June 2024. Offsetting this, in late April 2025, we were informed by our customer that two of our contracts are unfunded and remain unfunded at this time. The contracts would remain open, but we should stop work until and if funding is determined in the future. The company continues to work on the technology underlying the contracts as part of its internal research and development program, and the customer and the company continue to look for new funding sources within the contracting agency or within other departments of the DOD.

Cost of Revenue

Cost of revenue decreased by $210,518 to approximately $63,914 for the three months ended March 31, 2025 from $274,432 for the three months ended March 31, 2024. This decrease was primarily attributable to the unavailability of federal funds. The cost of material, supplies and direct labor incurred were expensed to R&D while our programs and work remain active and in place.

General and Administrative

General and administrative expenses increased by $292,789 to approximately $2,609,688 for the three months ended March 31, 2025, compared to approximately $2,316,899 for the three months ended March 31, 2024, primarily due to an increase in salaries and employee benefits and consulting of approximately $150,500 mainly due to non-cash compensation, an increase in travel and meals of approximately $22,742 an increase in software and licenses of approximately $16,300 an increase in depreciation expense of approximately $4,000 and increased capacity to include space, supplies, legal and insurance of $99,700.

Selling and Marketing

Selling and marketing expenses decreased by $243,225 to approximately $318,784 for the three months ended March 31, 2025, compared to approximately $75,559 for the three months ended March 31, 2024, primarily due to the development and installation of the Battle Lab for $182,000 with $60,000 for labor and the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses increased by $242,267 to approximately $323,047 for the three months ended March 31, 2025, compared to approximately $80,780 for the three months ended March 31, 2024, primarily due to an increase in labor cost of $148,000 labor and material cost of $94,250 associated with continued development of our USP laser technologies and programs which remain in place as we continue to work on them.

Net Loss

Our operations for the three months ended March 31, 2025, resulted in a net loss of approximately $3,105,666 an increase of approximately $494,288 compared to the approximately $2,611,378 net loss for the three months ended March 31, 2024, primarily due an increase in general and administrative expense and research and development expense partially offset by a decrease in selling and marketing expenses.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2025, the company incurred a net loss of approximately $3,106,000, had negative cash flows from operations of approximately $1,732,000 and may incur additional future losses due to the possible reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2024, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so for one year from the date the financial statements are issued based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At March 31, 2025, the company had total current assets of $4,529,504 and total current liabilities of $766,108 resulting in working capital of $3,763,396 At March 31, 2024, we had $4,285,276 of cash and cash equivalents, an increase of $4,120,464 from $164,812 at December 31, 2024.

During the first three months of 2025, the net cash outflow from operating activities was $1,731,610. This amount was comprised primarily of our net loss of $3,105,666, offset by non-cash stock-based compensation expense of $991,793, depreciation and amortization of $56,151, amortization of ROU assets of $63,762 and amortization of prepaid assets of $38,393, and cash used from changes in assets and liabilities of $223,956 from the increase in accounts receivable of $245,505, increase in accounts payable of $35,152 and accrued expenses and compensation of $30,166 off set by the net decrease in prepaids and deposits of $28,159 and operating lease liabilities of $58,708.

During the first three months of 2025, the net cash outflow from investing activities was $114,118. This was for the purchase of equipment.

During the first three months of 2025, the net cash inflow from financing activities was $5,966,193. This amount consisted of $6,004,250 in proceeds from stock subscriptions and $12,000 from the exercise of options and warrants, which were offset by $2,733 tax withholdings related to the share settlement of RSUs and $47,325 of Repayment of insurance premium loan.

Based on the company’s current business plan, we believe our cash balance as of the date of this report, along with revenue from our government contracts, will be sufficient to meet the company’s anticipated cash requirements for the near term. However, we cannot be certain that the current business plan will be achievable. In addition, we recently received verbal notice that funding under two of the company’s contracts has been discontinued, as described under Results of Operations and Ongoing Business Activities. Although these contracts are still in effect, receipt of any additional funds under them is highly uncertain, which negatively affects our anticipated cash flows from operating activities.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025 Based on that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures as of March 31, 2025 are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, Gusrae, Kaplan & Nusbaum and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, Gusrae Kaplan & Nusbaum and Mr.Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. Motions for summary judgment in the case are fully briefed, and the judge has scheduled an oral argument date for August 7, 2025 at 11:00 a.m.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

No new 10b5-1 Trading Plans were established by officers or directors during the three months ended March 31, 2025.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
23	Consent of RBSM LLP *
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

	By:	/s/ Christopher Donaghey
Christopher Donaghey, President and Chief Executive Officer and Principal Financial Officer

Date: May 14, 2025