Form 10-Q
period 2025-06-30
APPLIED ENERGETICS, INC.
filed 2025-08-13
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, there were 219,042,971 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$865,679	$164,812
Accounts receivable, net	-	335,839
Other assets	350,876	164,128
Total current assets	1,216,555	664,779

Long-term assets
Property and equipment - net	1,351,863	314,503
Right of use asset – operating lease	945,749	1,074,583
Security deposits	17,004	17,004
Total long-term assets	2,314,616	1,406,090
Total assets	$3,531,171	$2,070,869

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$383,050	$258,481
Notes payable	144,000	47,325
Due to related parties	50,000	50,000
Operating lease liability - current	251,446	265,380
Accrued expenses	118,084	63,153
Accrued dividends	48,079	48,079
Total current liabilities	994,659	732,418

Long-term liabilities
Operating lease liability - non-current	836,999	945,704
Total long-term liabilities	836,999	945,704
Total liabilities	1,831,658	1,678,122

Stockholders’ Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at March 31, 2025 and December 31, 2024 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 218,250,816 and 213,860,508 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	218,591	213,861
Additional paid-in capital	128,361,575	120,168,124
Accumulated deficit	(126,880,667)	(119,989,252)
Total stockholders’ equity	1,699,513	392,747

Total Liabilities and Stockholders’ Equity	$3,531,171	$2,070,869

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024

Revenue	$70,335	$780,643	$280,088	$914,878
Cost of revenue	47,490	384,208	111,404	658,640

Gross profit	22,845	396,435	168,684	256,238

Operating expenses
General and administrative	2,823,159	2,343,511	5,432,847	4,660,410
Selling and marketing	649,260	76,216	968,044	151,776
Research and development	336,178	37,923	659,225	118,703
Total operating expenses	3,808,597	2,457,650	7,060,116	4,930,889

Operating loss	(3,785,752)	(2,061,215)	(6,891,432)	(4,674,651)

Other income/(expense)
Other income	3	265	17	2,322
Interest expense	-	-	-	-
Total other income/(expense)	3	265	17	2,322

Loss before provision for income taxes	(3,785,749)	(2,060,950)	(6,891,415)	(4,672,329)

Provision for income taxes	-	-	-	-

Net loss	(3,785,749)	(2,060,950)	(6,891,415)	(4,672,329)

Preferred stock dividends	(8,501)	(8,501)	(17,003)	(17,003)

Net loss attributable to common stockholders	$(3,794,250)	$(2,069,451)	$(6,908,418)	$(4,689,332)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding	218,426,641	212,607,537	217,975,767	211,962,257

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	13,602	$14	213,860,508	$213,861	$120,168,124	$(119,989,252)	$392,747
Stock-based compensation	-	-	-	-	912,593	-	912,593
Common stock issued on exercise of options	-	-	30,000	30	11,970	-	12,000
Issuance of common stock under the market offering	-	-	4,272,334	4,272	5,999,978	-	6,004,250
Common stock issued for settlement of restricted stock units	-	-	11,667	12	(12)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(3,693)	(4)	(2,729)	-	(2,733)
Common stock issued for consulting services	-	-	80,000	80	79,120	-	79,200
Net loss for the period ended March 31, 2025	-	-	-	-	-	(3,105,666)	(3,105,666)
Balance at March 31, 2025	13,602	$14	218,250,816	$218,251	$127,169,044	$(123,094,918)	$4,292,391
Stock-based compensation	-	-	-	-	1,098,971	-	1,098,971
Common stock issued on exercise of options	-	-	210,000	210	26,690	-	26,900
Common stock issued on exercise of warrants	-	-	50,000	50	2,950	-	3,000
Common stock issued for consulting services	-	-	80,000	80	63,920	-	64,000
Net loss for the period ended June 30, 2025	-	-	-	-	-	(3,785,749)	(3,785,749)
Balance at June 30, 2025	13,602	$14	218,590,816	$218,591	$128,361,575	$(126,880,667)	$1,699,513

	Preferred Stock		Common Stock		Additional Paid- In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	13,602	$14	211,236,688	$211,237	$112,223,129	$(110,814,294)	$1,620,086
Stock-based compensation	-	-	-	-	955,730	-	955,730
Common stock issued on exercise of options	-	-	60,000	60	12,540	-	12,600
Common stock issued on exercise of warrants	-	-	66,000	66	3,894	-	3,960
Common stock issued for settlement of restricted stock units	-	-	11,666	12	(12)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(3,715)	(4)	(7,515)	-	(7,519)
Net loss for the period ended March 31, 2024	-	-	-	-	-	(2,611,379)	(2,611,379)
Balance at March 31, 2024	13,602	$14	211,370,639	$211,371	$113,187,766	$(113,425,673)	$(26,522)
Stock-based compensation	-	-	-	-	920,847	-	920,847
Common stock issued on exercise of options	-	-	280,000	280	60,720	-	61,000
Common stock issued on exercise of warrants	-	-	99,000	99	5,840	-	5,939
Issuance of common stock under the market offering	-	-	1,896,182	1,896	4,169,705	-	4,171,601
Net loss for the period ended June 30, 2024	-	-	-	-	-	(2,060,950)	(2,060,950)
Balance at June 30 ,2024	13,602	$14	213,645,821	$213,646	$118,344,878	$(115,486,623)	$3,071,915

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	FOR THE SIX MONTHS ENDED June 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(6,891,415)	$(4,672,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock-based compensation expense	2,154,764	1,876,577
Amortization of ROU assets	128,834	95,044
Depreciation and amortization	114,203	103,921
Amortization of prepaid assets	38,393	109,445
Changes in assets and liabilities:
Accounts receivable	335,839	356,615
Prepaid and deposits	(65,141)	(68,293)
Operating lease liabilities, net	(122,639)	(75,628)
Deferred Revenue	-	(308,908)
Accounts payable	124,568	(91,590)
Accrued expenses and compensation	54,931	4,772
Net cash used in operating activities	(4,127,663)	(2,670,374)

Cash Flows From Investing Activities
Purchase of equipment	(1,151,563)	(55,435)
Net cash used in investing activities	(1,151,563)	(55,435)

Cash Flows From Financing Activities
Repayment on notes payable	(63,325)	(47,325)
Proceeds from sale of common stock	6,004,250	4,171,601
Tax withholdings related to net share settlement of RSU’s	(2,733)	(7,519)
Proceeds from the exercise of stock options and warrants	41,900	83,499
Net cash provided by financing activities	5,980,093	4,200,256

Net change in cash and cash equivalents	700,867	1,474,447

Cash and cash equivalents, beginning of year	164,812	1,319,526
Cash and cash equivalents, at end of period	$865,679	$2,793,973

Supplemental disclosure of cash flow information
Cash paid for interest	$686	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Insurance financing for prepaid insurance	$160,000	$189,302

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

For the six months ended June 30, 2025, the company incurred a net loss of $6,891,415, had negative cash flows from operations of $4,127,663 and may incur additional future losses due to limited contract activity. At June 30, 2025, the company had total current assets of $1,216,555 and total current liabilities of $994,659, resulting in working capital of $221,896. At June 30, 2025, the company had cash of $865,679.

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

JUNE 30, 2025

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of shares underlying warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 41,833,712 and 30,969,228 for the six months ended June 30, 2025 and 2024, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of June 30, 2025, $607,417 was uninsured.

NOTE 2 – NEW ACCOUNTING STANDARDS

The company has reviewed all issued accounting pronouncements. The company does not expect the adoption of any pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – OTHER ASSETS

Other assets consisted of the following as of June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
	2025	2024
Prepaid Expenses	$144,126	$125,735
Prepaid Insurance	205,000	38,393
Other Receivables	1,750	-
Total other assets	$350,876	$164,128

NOTE 4 – PROPERTY AND EQUIPMENT – NET

Property and equipment – net consisted of the following as of June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
	2025	2024
Lab equipment	$655,072	$642,420
Battle Lab Equipment	1,021,250	-
Computer equipment	161,977	161,977
Software	442,310	442,310
Other Property Used for Transportation	11,200	-
Furniture & Fixtures	24,143	24,143
Equipment in process	106,461	-
Total property and equipment	2,422,413	1,270,850
Less: Accumulated depreciation	(1,070,550)	(956,347)
Property and equipment, net	$1,351,863	$314,503

Depreciation expense for the six months ended June 30, 2025 and 2024, was $114,203 and 103,921, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 5 – SECURITY DEPOSITS

As of June 30, 2025 and December 31, 2024, the Company had security deposits totaling $17,004 which primarily consist of amounts paid under office and facility lease agreements. These deposits are refundable upon lease termination, subject to the terms of the underlying agreements. The security deposits are classified as non-current assets, as the leases are not expected to terminate within the next twelve months.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
	2025	2024
Accrued other	$61,448	$-
Accrued payroll	53,883	61,629
Accrued taxes		1,524
Accrued 401k	2,753	-
Total accrued expenses	$118,084	$63,153

NOTE 7 – NOTES PAYABLE

Premium Financing

On June 12, 2025, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the amount of $160,000 for the insurance premium associated with its D&O and employed lawyer insurance policies. Both policies commenced June 12, 2025, and provided coverage for the next 12 months, expiring June 11, 2026. The loan bears interest at a fixed rate of 9.250% per annum and required the company to prepay $45,000 and appears on the balance sheet as other asset. On July 12, 2025, the company commenced monthly principal and interest payments of $16,686 which was the first payment of ten remaining months due of $166,861.50, the last payment of which is scheduled to be made on May 17, 2026. As of June 30, 2025, the outstanding balance on the note was $144,000.

On March 12, 2024, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the amount of $189,302 for the insurance premium associated with its D&O and employed lawyer insurance policies. Both policies commenced March 12, 2024, and provided coverage for the next 15 months, expiring June 11, 2025. The loan bears interest at a fixed rate of 9.50% per annum and required the company to prepay $41,057 and appears on the balance sheet as other asset. On April 12, 2024, the company commenced monthly principal and interest payments of $15,775 which was the first payment of twelve remaining months due of $189,302, the last payment of which is scheduled to be made on March 12, 2025. As of December 31, 2024, the outstanding balance on the note was $0.

Notes Payable Reconciliation

The following reconciles notes payable as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Beginning balance	$47,325	$-
Notes payable	160,000	189,302
Payments on notes payable	(63,325)	(141,977)
Total	144,000	47,325
Less-Notes payable – current	144,000	47,325
Notes payable – non-current	$-	$-

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 8 – DUE TO RELATED PARTIES

On July 31, 2018, our now deceased acting CEO deposited $50,000 into the company’s account. Although it has been suggested that the funds may have been intended for use toward Mr. Dearmin’s healthcare, the board does not know for certain what the purpose of the funds were or the nature of any intended investment. Accordingly, the board is investigating the appropriate disposition of the funds which will likely be to the estate of Mr. Dearmin. Until such a determination is made, the board does not intend to use these funds for any corporate purpose. For reporting purposes, the company has treated the deposit as a due to related party.

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

During the six months ended June 30, 2024, restricted stock units covering 11,666 shares of the company’s common stock vested. The company issued 11,666 shares of common stock and withheld 3,715 shares of common stock from the holder pursuant to their restricted stock unit agreement to cover its tax withholding obligation of $7,519.

During the six months ended June 30, 2025, the company completed the placement of 8,010,652 shares of its common stock, par value, $0.001 per share, of which 3,738,318 were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $0.75 per share (or $0.749 per underlying share for pre-funded warrants), for aggregate proceeds in the approximate amount of $ 6,004,250.

During the six months ended June 30, 2025, the company issued 50,000 shares of common stock upon the exercise of 50,000 options at an exercise price of $0.40 a share. As a result, the company received $20,000 in cash proceeds as part of the transaction.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

During the six months ended June 30, 2025, restricted stock units covering 11,667 shares of the company’s common stock vested. The company issued 11,667 shares of common stock, and withheld 3,693, shares of common stock from the holder pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $2,733.

During the six months ended June 30, 2025, the Company issued 160,000 shares of common stock to consultants in exchange for services rendered. During the six months ended June 30, 2025, the Company recognized stock compensation expense of $143,040.

During the six months ended June 30, 2025, the company issued 50,000 shares of common stock upon the exercise of warrants at an exercise price of $ 0.06 per share for proceeds in the amount of $3,000.

During the six months ended June 30, 2025, the company issued 170,000 shares of common stock upon the exercise of 170,000 options at an exercise price of $0.07 a share. As a result, the company received $11,900 in cash proceeds as part of the transaction.

During the six months ended June 30, 2025, the company issued 20,000 shares of common stock upon the exercise of 20,000 options at an exercise price of $0.35 a share. As a result, the company received $7,000 in cash proceeds as part of the transaction.

Preferred Stock

As of June 30, 2025, and December 31, 2024, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of June 30, 2025, including previously accrued dividends of $48,079 included in our balance sheet total approximately $413,633. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

JUNE 30, 2025

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

We have, from time to time, also granted non-plan options and restricted stock units to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $2,154,764 and $1,876,577 for the six months ended June 30, 2025, and 2024, respectively, which was charged to general and administrative expense.

The $2,154,764 stock-based compensation for the six months ended June 30, 2025, was comprised of $1,092,659 option expense, $918,905 expense from the vesting of the restricted stock and $143,200 relating to shares issued for services rendered.

During the six months ended June 30, 2025, the company issued an incentive stock option to purchase up to 150,000 shares of common stock, at an exercise price of $1.02, to two consultants.

During the six months ended June 30, 2025, the company issued an incentive stock option to purchase up to 150,000 shares of common stock, at an exercise price of $0.74, to a consultant.

During the six months ended June 30, 2025, the company issued an incentive stock option to purchase up to 5,600,000 shares of common stock, at an exercise price of $1.22, to eighteen employees.

During the six months ended June 30, 2025, the company issued a non-qualified stock option to purchase up to 250,000 shares of common stock, at an exercise price of $1.70, to a consultant.

During the six months ended June 30, 2025, the company issued an incentive stock option to purchase up to 300,000 shares of common stock, at an exercise price of $2.44, to two employees.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

As of June 30, 2025, the company has $8,993,937 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table summarizes the activity of our stock options for the six months ended June 30, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2024	27,105,434	$0.30	5.23	$262,199,729
Granted	6,450,000	0.96	9.89	57,620,551
Exercised	(240,000)	(0.16)	3.92	(901,045)
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2025	33,315,434	0.59	5.74	171,313,829
Outstanding and exercisable at June 30, 2025	21,959,598	0.37	3.96	78,864,328

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option- Pricing Model applying the assumptions in the following table:

	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024
Assumptions:
Risk-free interest rate	4.00-4.28%	1.26-1.30%
Expected dividend yield	0%	0%
Expected volatility	86.00-111.96%	111.62-112.60%
Expected life (in years)	6.5	6

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the six months ended June 30, 2025, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date
Nonvested at December 31, 2024	3,293,788	2.27
Granted – restricted stock units and awards	-	-
Granted – performance-based stock units	-	-
Canceled	-	-
Vested	(11.667)	(2.25)
Nonvested at June 30, 2025	3,282,121	2.28

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

As of June 30, 2025, and December 31, 2024, there was $2,404,563 and $3,323,467, respectively in unrecognized stock- based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

Warrant stock activity for the six months ended June 30, 2025, was as follows:

	Warrant Activity
		Weighted Average Exercise	Weighted Average remaining Contractual Term
	Shares	Price	(years)
Outstanding at December 31, 2024	1,485,000	$0.06	4.53
Granted	3,738,318	0.75	9.53
Exercised	(50,000)	(0.06)	4.03
Forfeited	-	-	-
Outstanding and exercisable at June 30, 2025	5,173,318	$0.56	8.01

	Warrants Outstanding			Warrants Exercisable
		Weighted Avg. Remaining	Weighted		Weighted
	Shares	Contractual Life in	Avg. Exercise	Shares	Avg. Exercise
Range of Exercise Prices	Outstanding	Years	Price	Exercisable	Price
$0.06 – $0.75	5,173,318	8.01	$0.56	5,173,318	$0.56
	5,173,318	8.01	$0.56	5,173,318	$0.56

There were 3,738,318 prefunded stock warrants which are exercisable for $0.001 per share. These shares are included in outstanding shares in determining earnings per share.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

The following table summarizes the company’s accounts receivable, net,

	June 30, 2025	December 31, 2024
Accounts receivable	$-	$335,839

Concentration

During the three months ended June 30,2025, one customer accounted for a total of $70,334 in revenue or 100% of revenue recognized. During the six months ended June 30, 2025, two customers accounted for a total of $280,088 in revenue or 100% of revenue recognized. As of June 30, 2025, the company has $0 or 0% of accounts receivable recorded as current assets on the balance sheet.

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

NOTE 11– COMMITMENTS AND CONTINGENCIES

Operating Leases

In March 2021, the company signed a five-year lease for a 13,000 square foot laboratory/office space in Tucson at the University of Arizona Tech Park. The initial base rent was $6.7626 per rentable square foot for year one and escalated to $ 9.2009 per rentable square foot in year two. It is to further escalate to $11.4806 per rentable square foot in year three, $13.1740 per rentable square foot in year four and $14.9306 per rentable square foot in year five, in addition to certain operating expenses and taxes.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

On July 3, 2024, Applied Energetics, Inc. exercised its option to lease more than 5,000 square feet of additional space at the University of Arizona Tech Park. The company will occupy, in the aggregate, approximately 26,000 sq. ft. of space at the Arizona Tech Park. The company took the option to lease this additional space under the June 7, 2023, amendment.

The company incurred lease expense for its operating leases of $179,659 which was included in general and administrative expenses in the statements of operation for the six months ended June 30, 2025. During the six months ended June 30, 2025, the company made cash lease payments in the amount of $173,464.

At June 30, 2025, we had approximately $187,800 in future minimum lease payments due for the six months ending December 31, 2025. The below table presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease
2025, six months ending December 31, 2025	$187,804
2026	394,256
2027	418,216
2028	250,316
2029	-
Thereafter	-
Total undiscounted lease payments	1,250,592
Present value discount, less interest	162,147
Lease Liability	$1,088,445

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains director’s and officer’s and employed lawyer liability insurance policies that limit its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of June 30, 2025 and 2024.

Litigation

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum (GKN) and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct (NYRPC) by both parties as former counsel to the company. On May 28, 2021, GKN and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, GKN and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. Motions for summary judgment in the case are fully briefed, and the judge held oral arguments on August 7, 2025. The parties await judgment in the case.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

The company may, from time to time, be involved in legal proceedings arising from the normal course of business.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 12 – SEGMENT INFORMATION

The Company is currently deemed to be comprised of only one operating segment and one reportable segment. The following table presents selected financial information with respect to the Company’s single reportable segment for the three and six months ended June 30, 2025 and 2024:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024

Revenue	$70,335	$780,643	$280,088	$914,878

Operating Expenses
Cost of revenue
Payroll and related	29,277	232,842	88,341	422,476
Materials and supplies	18,213	151,366	23,063	236,164
Marketing and travel	-	-	-	-
Total cost of revenue	47,490	384,208	111,404	658,640

General and administrative
Payroll and related	335,852	688,731	670,541	1,330,052
Professional fees	657,620	150,367	1,292,912	363,909
Board compensation	89,667	76,250	165,917	152,500
Employee stock based compensation	622,244	515,965	1,093,988	1,044,462
Consulting stock based compensation	540,726	404,880	1,060,775	832,112
Materials and supplies	49,233	15,744	98,207	22,738
Marketing and travel	82,061	54,006	152,897	114,701
Investor relations	63,661	60,577	99,783	102,597
Insurance	16,755	67,706	92,288	127,001
Software and communications	72,100	78,814	143,702	127,372
General and administrative, including rent	235,187	178,989	447,633	339,045
Depreciation	58,053	51,482	114,204	103,921
Total general and administrative	2,823,159	2,343,511	5,432,847	4,660,410

Selling and marketing
Professional fees	-	-	-	-
Marketing and travel	649,260	76,216	968,044	151,776
Total selling and marketing	649,260	76,216	968,044	151,776

Research and development
Payroll and related	232,166	25,418	414,873	60,108
Professional fees	-	-	-	-
Materials and supplies	104,012	12,505	244,352	58,595
Total research and development	336,178	37,923	659,225	118,703
Operating loss	$(3,785,752)	$(2,061,215)	$(6,891,432)	$(4,674,651)

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after June 30, 2025, the date of our most recent balance sheet, through the date our financial statements were issued.

Subsequent to June 30, 2025, the company issued 242,192 shares of common stock upon the exercise of options at an exercise price of $0.07 per share. The company received $16,953 in cash proceeds, minus required withholding, from the exercise of such options.

Subsequent to June 30, 2025, the company issued 10,000 shares of common stock upon the exercise of options at an exercise price of $0.35 per share. The company received $3,500 in cash proceeds, minus required withholding, from the exercise of such options.

Subsequent to June 30, 2025, Restricted Stock Units covering 200,000 shares of the company’s common stock vested. The company withheld a portion of these shares of common stock from the holders pursuant to their restricted stock unit agreements to cover its tax withholding obligation.

As of the reporting date, the company has received cash proceeds in the amount of $2,999,997 from investors pursuant to an equity offering. The company has not yet delivered countersigned subscription agreements or conducted a closing of the financing, and the final terms remain subject to change while the financing is open. Accordingly, the Company has classified the proceeds as a liability. The company will reclassify the liability to equity upon delivery of countersigned agreements and finalization of the terms.

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

Applied Energetics, Inc., (sometimes referred to as the “company”) is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 9070 S. Rita Road, Suite 1500, Tucson, Arizona 85747, (520) 628-7415. www. appliedenergetics.com.

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

Applied Energetics has developed, successfully demonstrated and holds all crucial intellectual property rights to a dynamic directed energy technology called Laser Guided Energy (LGE®) and Laser Induced Plasma Channel (LIPC®). LGE and LIPC are technologies that can be used in a new generation of high-tech directed energy systems. Applied Energetics’ LGE and LIPC technologies are wholly owned by Applied Energetics and protected by one or more of Applied Energetics’ 26 issued patents and 11 Government Sensitive Patent Applications (GSPA). These GSPA’s are held under secrecy orders of the US government, providing the company with extended protection rights. The company also has six pending patent applications, one of which has been allowed. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage.

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

Recent Developments

In early July, the company generated over 1 billion watts (1 gigawatt) of peak optical power at near-infrared wavelengths in a laboratory-scale ultrashort pulse laser (USPL) system, marking a significant milestone in its technological development. This achievement marks the latest in a rapidly accelerating series of performance milestones. Since December 2023, Applied Energetics has advanced its systems from hundreds of thousands of watts, to multi-megawatt levels in late 2024, to 25 million watts in April 2025, and 400 million watts in May 2025. Surpassing the gigawatt threshold demonstrates the scalability and maturity of Applied Energetics' proprietary technology and solidifies its leadership in next generation directed energy capabilities. This breakthrough was achieved using our proprietary USPL architecture, developed entirely in-house and protected by a growing portfolio of patents.

Effective May 17, 2025, the company received a Requisition from the University of Rochester in the amount of $181,639. This is part of a contractual arrangement with the university in the amount of approximately $250,000 to support its Laboratory for Laser Energetics (LLE) for ongoing efforts to explore pulsed laser technologies. Work on the contract commenced on July 10, 2025 with a meeting at Applied Energetics headquarters in Tucson, AZ with Dr. Jon Zuegel, Laser Development and Engineering Division Director and a Senior Scientist at the Laboratory for Laser Energetics (LLE) at the University of Rochester to discuss the research to be provided by the company.

On February 10, 2025, Applied Energetics announced the opening of its new Battle Lab, a world-class facility designed to test, demonstrate, and advance emerging laser technologies in dynamic environments. The facility, as planned, is also expected to provide the capacity to manufacture and integrate advanced lasers as Applied Energetics makes the anticipated technology transition to the next stage of its lifecycle. The company has installed multiple laser systems in the Battle Lab since opening and conducted demonstrations of these lasers. Over the coming months, the company intends to install and demonstrate additional ultrashort pulse lasers with varying wavelengths against relevant target packages. Ultimately, the Battle Lab is intended to support laser system testing against relevant targets and emerging threats. It is expected to enable technology maturation and be the venue for customer and partner demonstrations under realistic and controlled conditions.

Ongoing Business Operations

In the three months ended June 30, 2025, the company continued work relating to its strategic collaboration with Kord Technologies, Inc., a wholly owned subsidiary of KBR, to explore the potential development and integration of an advanced pulsed laser system with Kord’s FIREFLYTM High Energy Laser Weapon System (HELWS). The current phase of the project began in the prior quarter with the purchase of a specially modified Firefly HELWS unit from Kord which the company is using to work on the development and integration of its proprietary Ultrashort Pulse technology in its newly opened Battle Lab, with the assistance of Kord personnel under a related services agreement.

This teaming effort is intended to advance innovative directed energy capabilities that may create future opportunities in defense and security markets. The development and integration activities focus on refining system performance, optimizing integration, and validating operational effectiveness, by striving to achieve key technical milestones that could lead to additional customer interest, contract opportunities, and expanded applications.

Applied Energetics previously entered into a Memorandum of Understand (MOU) with Kord, effective October 28, 2024, to further the development and deployment of Applied Energetics’ ultrashort pulsed laser (USPL) technology for defense and national security applications. The MOU outlines key areas of cooperation, including joint research and development, integration of Applied Energetics’ USPL technologies into an existing high-energy laser directed energy platform, and the exploration of new opportunities to enhance both companies’ product portfolios.

Effective August 23, 2023, Applied Energetics executed a contract with the Department of the Navy, Office of Naval Research (ONR) with an aggregate contract price of $1.99 million payable over two years as the company performs its obligations under the contract. Under this contract, we have worked to develop a high-peak and high-average power USP optical system. The system is expected to demonstrate effects compatible with multiple Navy platforms and missions with an attractive size, weight, and power-cooling footprint. During the quarter ended June 30, 2025, the company was notified that no further funds are available for this contract and advised to stop work on it. Receipt of additional amounts under the contract, including for any work to be performed, is in doubt. The company intends to continue working in parallel on this technology as part of its ongoing internal research and development program.

Effective May 15, 2023, Applied Energetics executed a Phase II Small Business Technology Transfer (STTR) contract with the U.S. Army at an aggregate contract price of $1.148 million payable over two years as the company performs its obligations thereunder, with the first year currently funded. The objective of this Phase II award is to further the development and testing of an IR laser system utilizing technologies that were investigated under the US Army Phase I STTR contract which the company was awarded in May 2022. This Phase II contract award follows a successful Phase I which established a computational concept with physical modeling and simulation to establish the feasibility of an IR laser system. Phase I was performed in collaboration with the James C. Wyant College of Optical Sciences at the University of Arizona. The company has continued its work under the contract, and provided all required reports, since its execution. On May 9, 2025, the company entered into a no-cost modification to continue work on the contract through November 14, 2025. The company also amended its related agreement with the University of Arizona consistent with this extension.

Effective March 12, 2024, a grant previously awarded to the company from the Department of the Navy, Office of Naval Research, was transitioned into a contract. The original grant from May 2022 had a two-year period of performance. The new contract superseded the grant with a ceiling value of $1,217,535 under a base period of performance through November 11, 2024 and a 12-month unfunded option period that was to end November 11, 2025. On September 4, 2024, the company received a funding increase on this contract of $237,647 which brought the total funding on the contract to $1,455,182. Under this contract, we have worked to accelerate the development and testing of Infrared (IR) optical technology with an ultrashort pulse laser (USPL) system. The overall objective is to advance and ruggedize optical technologies that can be fielded on a variety of USMC platforms and are able to operate in harsh conditions. During the quarter ended June 30, 2025, the company was notified that funding has ceased for this contract. The contract is still in effect, and no stop-work order was received. The company has ceased recording revenue for this contract, and receipt of additional amounts under it is in doubt. The company intends to continue working in parallel on this technology as part of its ongoing internal research and development program.

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

Our goal with the Applied Energetics Strategic Plan is to increase the energy, peak power and frequency agility of USP optical sources while decreasing the size, weight, and cost of these systems. We are in the process of developing this breadth of very high peak power USP lasers and additional optical sources that have a broad range of applicability for threat disruption for the Department of Defense, commercial, and biomedical applications, such as biophotonic illumination and imaging. Although the historical market for Applied Energetics’ LGE and USP technology is the U.S. Government, the USP technologies are expected to provide numerous platforms for commercial additive and subtractive manufacturing and biomedical and imaging markets, creating a substantially larger market for our products to address. Since 2020, the Applied Energetics team has been able to develop partnerships and teaming arrangements with the three leading laser and optics institutes in the United States, namely, the University of Arizona, the University of Central Florida, and the University of Rochester Laboratory for Laser Energetics.

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

Subject to the foregoing, we continue to execute our business development plan, further our research and development program and submit filings for intellectual property and proposals for grants and contracts. During the past several years, we continued to submit proposals and have been engaged in meetings on a continuous basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities. Having received a significant research grant and several contracts as well as other indications in recent years, we believe the interest in our technology and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision of the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

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

Results of Operations

Comparison of Operations for the Three Months Ended June 30, 2025 and 2024:

	2025	2024	$ Change	% Change
Revenue	$70,335	$780,643	(710,308)	(90.99)%
Cost of revenue	(47,490)	(384,208)	336,718	(87.64)%
General and administrative	(2,823,159)	(2,343,511)	(479,648)	20.47%
Selling and marketing	(649,260)	(76,216)	(576,044)	751.87%
Research and development	(336,178)	(37,923)	(298,255)	786.48%
Other income	3	265	(262)	(98.87)%
Net loss	$(3,785,749)	$(2,060,950)	(1,724,799)	83.69%

Revenue

Revenue decreased by $710,308 to $70,335 for the three months ended June 30, 2025 from $780,643 for the three months ended June 30, 2024. In April 2025, the Company was notified by its customer that two of its active contracts were currently unfunded and remain unfunded as of the date, resulting in a decrease in revenue for the period. Although the contracts remain open, the Company suspended all work until funding is secured in the future. Despite the suspension, the Company continues to advance the underlying technology through its internal research and development efforts. Both the customer and the Company are actively seeking alternative sources of funding, including from within the original contracting agency and other departments of the U.S. Department of Defense.

Cost of Revenue

Cost of revenue decreased by $336,718 to approximately $47,490 for the three months ended June 30, 2025 from $384,208 for the three months ended June 30, 2024. This decrease was primarily attributable to the unavailability of federal funds. The cost of material, supplies and direct labor incurred were expensed to R&D while our programs and work remain active and in place.

General and Administrative

General and administrative expenses increased by $479,648 to approximately $2,823,159 for the three months ended June 30, 2025, compared to approximately $2,343,511 for the three months ended June 30, 2024. The increase was primarily driven by higher professional fees of $507,253, an increase in non-cash compensation of $242,125, and higher rent of $56,198, partially offset by a decrease in payroll salaries and related expenses of $352,880 and a reduction in insurance costs of $50,951.

Selling and Marketing

Selling and marketing expenses increased by $576,044 to $649,260 for the three months ended June 30, 2025, compared to approximately $76,216 for the three months ended June 30, 2024, primarily due to the development and installation of the Battle Lab for $380,000 as well as $148,000 for labor and the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses increased by $298,255 to $336,178 for the three months ended June 30, 2025, compared to approximately $37,923 for the three months ended June 30, 2024, primarily due to an increase in labor costs of $206,700 material costs of $91,500 associated with continued development of our USP laser technologies.

Net Loss

Our operations for the three months ended June 30, 2025, resulted in a net loss of $3,785,749 an increase of approximately $1,724,799 compared to the $2,060,950 net loss for the three months ended June 30, 2024, primarily due an increase in general and administrative expenses, selling and marketing and research and development expenses.

Comparison of Operations for the Six Months Ended June 30, 2025 and 2024:

	2025	2024	$ Change	% Change
Revenue	$280,088	$914,878	(634,790)	-69.39%
Cost of revenue	(111,404)	(658,640)	547,236	-83.09%
General and administrative	(5,432,847)	(4,660,410)	(772,437)	16.57%
Selling and marketing	(968,044)	(151,776)	(816,268)	537.81%
Research and development	(659,225)	(118,703)	(540,522)	455.36%
Other income	17	2,322	(2,305)	-99.27%
Net loss	$(6,891,415)	$(4,672,329)	(2,219,086)	47.49%

Revenue

Revenue decreased by $634,790 to $280,088 for the six months ended June 30, 2025 from $914,878 for the six months ended June 30, 2024. In April 2025, the Company was notified by its customer that two of its active contracts were currently unfunded and remain unfunded as of the date, resulting in a decrease in revenue for the period. Although the contracts remain open, the Company suspended all work until funding is secured in the future. Despite the suspension, the Company continues to advance the underlying technology through its internal research and development efforts. Both the customer and the Company are actively seeking alternative sources of funding, including from within the original contracting agency and other departments of the U.S. Department of Defense.

Cost of Revenue

Cost of revenue decreased by $547,236 to $111,404 for the six months ended June 30, 2025 from $658,640 for the six months ended June 30, 2024. This decrease was primarily attributable to the unavailability of federal funds. The cost of material, supplies and direct labor incurred were expensed to R&D while our programs and work remain active and in place.

General and Administrative

General and administrative expenses increased by $772,437 to $5,432,847 for the six months ended June 30, 2025, compared to approximately $4,660,410 for the six months ended June 30, 2024. The increase was primarily driven by higher professional fees of $929,003, an increase in non-cash compensation of $278,190, higher rent of $108,588, and an increase in other general and administrative expenses of $153,700. These increases were partially offset by a decrease in payroll salaries and related expenses of $659,511 and a reduction in insurance costs of $108,588.

Selling and Marketing

Selling and marketing expenses increased by $816,268 to approximately $968,044 for the six months ended June 30, 2025, compared to approximately $151,776 for the six months ended June 30, 2024, primarily due to the development and installation of the Battle Lab for $494,000 as well as $289,000 for labor and the continuation of business development activities through our Master Services Agreement with Westpark Advisors as well as other consultants in this field.

Research and Development

Research and development expenses increased by $540,522 to approximately $659,225 for the six months ended June 30, 2025, compared to approximately $118,703 for the six months ended June 30, 2024, primarily due to an increase in labor cost of $354,765 and material cost of $186,000 associated with continued development of our USP laser technologies and programs which remain in place as we continue to work on them.

Net Loss

Our operations for the six months ended June 30, 2025, resulted in a net loss of approximately $6,891,415 an increase of approximately $2,219,000 compared to the approximately $4,672,329 net loss for the six months ended June 30, 2024, primarily due an increase in general and administrative expenses, research and development expenses and in selling and marketing expenses.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2025, the company incurred a net loss of approximately $6,891,000, had negative cash flows from operations of approximately $4,128,000 and may incur additional future losses due to the possible reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2024, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so for one year from the date the financial statements are issued based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

On June 30, 2025, the company had total current assets of $1,216,555 and total current liabilities of $994,659 resulting in working capital surplus of $221,896. At June 30, 2024, the company had total current assets of $3,301,638 and total current liabilities of $698,232 resulting in a working capital surplus of $2,603,406.

During the first six months of 2025, the net cash outflow from operating activities was $4,127,663. This amount was comprised primarily of our net loss of $6,891,415, offset by non-cash stock-based compensation expense of $2,154,764, depreciation and amortization of $114,203, amortization of ROU assets of $128,834, amortization of prepaid assets of $38,393, and cash used from changes in assets and liabilities of $327,558 from the increase in accounts receivable of $335,839, increase in accounts payable of $124,568 and accrued expenses and compensation of $54,931 off set by the net decrease in prepaids and deposits of $65,141 and operating lease liabilities of $122,639.

During the first six months of 2025, the net cash outflow from investing activities was $1,151,563. This was for the purchase of equipment.

During the first six months of 2025, the net cash inflow from financing activities was $5,980,093. This amount consisted of $6,004,250 in proceeds from stock subscriptions and $41,900 from the exercise of options and warrants, which were offset by $2,733 tax withholdings related to the share settlement of RSUs and $63,325 of Repayment of insurance premium loan.

As of the reporting date, the company has received cash proceeds in the amount of $2,999,997 from investors pursuant to an equity offering. The company has not yet delivered countersigned subscription agreements or conducted a closing of the financing, and the final terms remain subject to change while the financing is open. Accordingly, the company has classified the proceeds as a liability. The company will reclassify the liability to equity upon delivery of countersigned agreements and finalization of the terms.

Based on the company’s current business plan, we believe our cash balance as of the date of this report, along with revenue from our current contracts, will be sufficient to meet the company’s anticipated cash requirements for the near term. However, we cannot be certain that the current business plan will be achievable. In addition, we recently received verbal notice that funding under two of the company’s contracts has been discontinued, as described under Results of Operations and Ongoing Business Activities. Although these contracts are still in effect, receipt of any additional funds under them is highly uncertain, which negatively affects our anticipated cash flows from operating activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required for a “smaller reporting companies.”

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer (and principal accounting and financial officer) (“CEO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO has concluded that as of June 30, 2025, our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to a lack of segregation of duties (resulting from limited personnel) and written policies and procedures with the accounting functions and evidence of control review. Under the direction of our CEO, we are developing a plan to remediate this material weakness, including having hired additional personnel to implement and oversee the required policies and procedures.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum (GKN) and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, GKN and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, GKN and Mr.Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. Motions for summary judgment in the case are fully briefed, and the judge held oral arguments on August 7, 2025. The parties await judgment in the case.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

On June 13, 2025, Mary P. O’Hara, our General Counsel, Chief Legal Officer, and Secretary adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) which is to take effect on September 15, 2025, and is designed to be in effect until September 1, 2026, with respect to the sale of up to 550,000 shares of the company’s common stock all of which underlie stock options held by Ms. O’Hara.

On June 13, 2025, Stephen W. McCahon, our Chief Science Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) which is to take effect on September 19, 2025, and is designed to be in effect until March 31, 2026 with respect to the sale of up to 1,070,000 shares of the company’s common stock beneficially owned by Dr. McCahon.

On June 13, 2025, Christopher Donaghey, our President and Chief Executive Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) which is to take effect on September 25, 2025, and is designed to be in effect until September 24, 2026 with respect to the sale of up to 770,000 shares of the company’s common stock beneficially owned by Mr. Donaghey. The plan is intended to replace Mr. Donaghey’s current plan which is scheduled to expire on September 5, 2025.

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

Date: August 13, 2025