Form 10-Q
period 2025-09-30
APPLIED ENERGETICS, INC.
filed 2025-11-12
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☒	Smaller reporting company:	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g)of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	AERG	OTCQB

As of November 11, 2025, there were 223,447,852 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,332,225	$164,812
Accounts receivable, net	108,984	335,839
Other assets	377,988	164,128
Total current assets	1,819,197	664,779

Long-term assets
Property and equipment - net	1,300,594	314,503
Right of use asset – operating lease	879,231	1,074,583
Security deposit	17,004	17,004
Total long-term assets	2,196,829	1,406,090
Total assets	$4,016,026	$2,070,869

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$274,140	$258,481
Note payable	96,000	47,325
Due to related parties	50,000	50,000
Operating lease liability - current	196,271	265,380
Accrued expenses	259,482	63,153
Accrued dividends	48,079	48,079
Total current liabilities	923,972	732,418

Long-term liabilities
Operating lease liability - non-current	822,235	945,704
Deferred Equity Financing	2,999,997	-
Total long-term liabilities	3,822,232	945,704
Total liabilities	4,746,204	1,678,122
Commitments and contingencies
Stockholders’ (Deficit) Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at September 30, 2025 and December 31, 2024 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 219,410,928 and 213,860,508 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	219,480	213,861
Additional paid-in capital	129,902,152	120,168,124
Accumulated deficit	(130,851,824)	(119,989,252)
Total stockholders’ (deficit) equity	(730,178)	392,747
Total Liabilities and Stockholders’ Equity	$4,016,026	$2,070,869

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024

Revenue	$108,984	$747,720	$389,072	$1,662,598
Cost of revenue	53,409	508,709	164,813	1,167,349

Gross profit	55,575	239,011	224,259	495,249

Operating expenses
General and administrative	3,374,558	2,457,321	8,807,405	7,117,731
Selling and marketing	196,326	86,398	1,164,370	238,174
Research and development	455,850	70,244	1,115,075	188,947
Total operating expenses	4,026,734	2,613,963	11,086,850	7,544,852

Operating loss	(3,971,159)	(2,374,952)	(10,862,591)	(7,049,603)

Other income/(expense)
Other income	2	267	19	2,589
Interest expense	-	-	-	-
Total other income/(expense)	2	267	19	2,589

Loss before provision for income taxes	(3,971,157)	(2,374,685)	(10,862,572)	(7,047,014)

Provision for income taxes	-	-	-	-

Net loss	(3,971,157)	(2,374,685)	(10,862,572)	(7,047,014)

Preferred stock dividends	(8,501)	(8,501)	(25,504)	(25,504)

Net loss attributable to common stockholders	$(3,979,658)	$(2,383,186)	$(10,888,076)	$(7,072,518)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average number of common shares outstanding	219,030,041	213,753,429	218,352,950	212,565,838

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	13,602	$14	213,860,508	$213,861	$120,168,124	$(119,989,252)	$392,747
Stock-based compensation	-	-	-	-	912,593	-	912,593
Common stock issued on exercise of options	-	-	30,000	30	11,970	-	12,000
Issuance of common stock under the market offering	-	-	4,272,334	4,272	5,999,978	-	6,004,250
Common stock issued for settlement of restricted stock units	-	-	11,667	12	(12)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(3,693)	(4)	(2,729)	-	(2,733)
Shares issued for consulting services	-	-	80,000	80	79,120	-	79,200
Net loss for the period ended March 31, 2025	-	-	-	-	-	(3,105,666)	(3,105,666)
Balance at March 31, 2025	13,602	$14	218,250,816	$218,251	$127,169,044	$(123,094,918)	$4,292,391
Stock-based compensation	-	-	-	-	1,098,971	-	1,098,971
Common stock issued on exercise of options	-	-	210,000	210	26,690	-	26,900
Common stock issued on exercise of warrants	-	-	50,000	50	2,950	-	3,000
Shares issued for consulting services	-	-	80,000	80	63,920	-	64,000
Net loss for the period ended June 30, 2025	-	-	-	-	-	(3,785,749)	(3,785,749)
Balance at June 30, 2025	13,602	$14	218,590,816	$218,591	$128,361,575	$(126,880,667)	$1,699,513
Stock-based compensation	-	-	-	-	1,366,257	-	1,366,257
Shares issued for consulting services	-	-	95,000	95	140,506	-	140,601
Common stock issued on exercise of options	-	-	577,292	577	48,733	-	49,310
Common stock issued for settlement of restricted stock units	-	-	225,000	225	(225)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(8,038)	(8)	(14,694)	-	(14,702)
Net loss for the period ended September 30, 2025	-	-	-	-	-	(3,971,157)	(3,971,157)
Balance at September 30, 2025	13,602	$14	219,480,070	$219,480	$129,902,152	$(130,851,824)	$(730,178)

	Preferred Stock		Common Stock		Additional Paid- In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	13,602	$14	211,236,688	$211,237	$112,223,129	$(110,814,294)	$1,620,086
Stock-based compensation	-	-	-	-	955,730	-	955,730
Common stock issued on exercise of options	-	-	60,000	60	12,540	-	12,600
Common stock issued on exercise of warrants	-	-	66,000	66	3,894	-	3,960
Common stock issued for settlement of restricted stock units	-	-	11,666	12	(12)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(3,715)	(4)	(7,515)	-	(7,519)
Net loss for the period ended March 31, 2024	-	-	-	-	-	(2,611,379)	(2,611,379)
Balance at March 31, 2024	13,602	$14	211,370,639	$211,371	$113,187,766	$(113,425,673)	$(26,522)
Stock-based compensation	-	-	-	-	920,847	-	920,847
Common stock issued on exercise of options	-	-	280,000	280	60,720	-	61,000
Common stock issued on exercise of warrants	-	-	99,000	99	5,840	-	5,939
Issuance of common stock under the market offering	-	-	1,896,182	1,896	4,169,705	-	4,171,601
Net loss for the period ended June 30, 2024	-	-	-	-	-	(2,060,950)	(2,060,950)
Balance at June 30, 2024	13,602	$14	213,645,821	$213,646	$118,344,878	$(115,486,623)	$3,071,915
Stock-based compensation	-	-	-	-	979,099	-	979,099
Common stock issued for settlement of restricted stock units	-	-	175,000	175	(175)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(60,313)	(60)	(74,720)	-	(74,780)
Net loss for the period ended September 30, 2024	-	-	-	-	-	(2,374,685)	(2,374,685)
Balance at September 30, 2024	13,602	$14	213,760,508	$213,761	$119,249,082	$(117,861,308)	$1,601,549

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(10,862,572)	$(7,047,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock-based compensation expense	3,661,622	2,855,676
Amortization of ROU assets	195,352	152,192
Depreciation and amortization	195,539	161,167
Amortization of prepaid assets	51,250	167,035
Changes in assets and liabilities:
Accounts receivable	226,855	377,349
Prepaid and deposits	(105,110)	(56,534)
Operating lease liabilities, net	(192,578)	(127,428)
Deferred Revenue	-	(288,690)
Accounts payable	15,659	38,392
Accrued expenses and compensation	196,329	33,855
Net cash used in operating activities	(6,617,654)	(3,734,000)

Cash Flows From Investing Activities
Purchase of equipment	(1,181,630)	(55,435)
Net cash used in investing activities	(1,181,630)	(55,435)

Cash Flows From Financing Activities
Repayment on note payable	(111,325)	(94,651)
Proceeds from sale of common stock	6,004,250	4,171,601
Proceeds received in advance of equity issuance	2,999,997	-
Proceeds from the exercise of stock options and warrants	91,210	83,499
Tax withholdings related to net share settlement of RSU’s	(17,435)	(82,299)
Net cash provided by financing activities	8,966,697	4,078,150

Net change in cash and cash equivalents	1,167,413	288,715

Cash and cash equivalents, beginning of year	164,812	1,319,526
Cash and cash equivalents, at end of period	$1,332,225	1,608,241

Supplemental disclosure of cash flow information
Cash paid for interest	$4,117	4,941
Cash paid for taxes	$-	$-
		$-
Non-cash investing and financing activities
Insurance financing for prepaid insurance	$160,000	$189,302
Implementation of ASC 842	$-	$234,537

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

For the nine months ended September 30, 2025, the company incurred a net loss of $10,888,076, had negative cash flows from operations of $6,617,654 and may incur additional future losses due to limited contract activity. At September 30, 2025, the company had total current assets of $1,819,197 and total current liabilities of $923,972, resulting in working capital of $895,225. At September 30, 2025, the company had cash and cash equivalents of $1,332,225.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Trade conditions, such as unusually high and fluctuating tariffs, exacerbated supply chain shutdowns and delays, contribute to this uncertainty. Additionally, global tensions and related economic sanctions around the globe, could impact the company’s ability to source necessary supplies and equipment which could materially and adversely affect its ability to continue as a going concern. In addition, the company’s ability to continue as a going concern may depend on its ability to raise capital, which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity. This may result in third-party financing being unavailable on terms acceptable to the company or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of shares underlying warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 41,134,019 and 31,044,936 for the nine months ended September 30, 2025 and 2024, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of September 30, 2025, $1,075,141 was uninsured.

NOTE 2 – NEW ACCOUNTING STANDARDS

The company has reviewed all issued accounting pronouncements. The company does not expect the adoption of any pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – OTHER ASSETS

Other assets consisted of the following as of September 30, 2025 and December 31, 2024:

	As of September 30,	As of December 31,
	2025	2024
Prepaid Expenses	$211,359	$125,735
Prepaid Insurance	153,750	38,393
Prepaid Consumables	12,879	-
Total other assets	$377,988	$164,128

NOTE 4 – PROPERTY AND EQUIPMENT – NET

Property and equipment – net consisted of the following as of September 30, 2025 and December 31, 2024:

	As of September 30,	As of December 31,
	2025	2024
Lab equipment	$655,072	$642,420
Battle Lab Equipment	1,075,069	-
Computer equipment	161,978	161,977
Software	442,310	442,310
Other Property Used for Transportation	11,200	-
Furniture & Fixtures	24,143	24,143
Equipment in process	82,708	-
Total property and equipment	2,452,480	1,270,850
Less: Accumulated depreciation	(1,151,886)	(956,347)
Property and equipment, net	$1,300,594	$314,503

Depreciation expense for the nine months ended September 30, 2025 and 2024, was $195,539 and $161,167, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 5 – SECURITY DEPOSIT

As of September 30, 2025 and December 31, 2024, the company had security deposits totaling $17,004 which primarily consist of amounts paid under office and facility lease agreements. These deposits are refundable upon lease termination, subject to the terms of the underlying agreements. The security deposits are classified as non-current assets, as the leases are not expected to terminate within the next twelve months.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024:

	As of September 30,	As of December 31,
	2025	2024
Accrued payroll	$147,031	$61,629
Accrued PTO	85,461	-
Accrued taxes	7,246	1,524
Accrued other	19,744	-
Total accrued expenses	$259,482	$63,153

NOTE 7 – NOTE PAYABLE

Premium Financing

On June 12, 2025, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the amount of $160,000 for the insurance premium associated with two D&O policies. Both policies commenced June 12, 2025, and provide coverage for the next 12 months, expiring June 11, 2026. The loan bears interest at a fixed rate of 9.250% per annum and required the company to prepay $45,000 and appears on the balance sheet as other asset. On July 12, 2025, the company commenced monthly principal and interest payments of $16,686 which was the first payment of ten remaining months due of $166,861.50, the last payment of which is scheduled to be made on May 17, 2026. As of September 30, 2025, the outstanding balance on the note was $96,000.

On March 12, 2024, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the amount of $189,302 for the insurance premium associated with one D&O policy. The policy commenced March 12, 2024, and provided coverage for the next 15 months, expiring June 11, 2025. The loan bears interest at a fixed rate of 9.50% per annum and required the company to prepay $41,057 and appears on the balance sheet as other asset. On April 12, 2024, the company commenced monthly principal and interest payments of $15,775 which was the first payment of twelve remaining months due of $189,302, the last payment of which is scheduled to be made on March 12, 2025. As of December 31, 2024, the outstanding balance on the note was $0.

Notes Payable Reconciliation

The following reconciles notes payable as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Beginning balance	$47,325	$-
Notes payable	160,000	189,302
Payments on notes payable	(11,325)	(141,977)
Total	96,000	47,325
Less-Notes payable – current	96,000	47,325
Notes payable – non-current	$-	$-

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized Capital Stock

During the nine months ended September 30, 2024, the company completed the placement of 1,896,182 shares of its common stock, par value $0.001 per share, in a private sale to individual purchasers at a price of $2.20 per share, for aggregate proceeds in the amount of $4,171,601.

During the nine months ended September 30, 2024, the company issued 180,000 shares of common stock upon the exercise of options at an exercise price of $0.07 per share, for proceeds in the amount of $12,600.

During the nine months ended September 30, 2024, the company issued 60,000 shares of common stock upon the exercise of options at an exercise price of $0.35 per share, for proceeds in the amount of $21,000.

During the nine months ended September 30, 2024, the company issued 100,000 shares of common stock upon the exercise of options at an exercise price of $0.40 per share, for proceeds in the amount of $40,000.

During the nine months ended September 30, 2024, the company issued 165,000 shares of common stock upon exercise of warrants at an exercise price of $ 0.06 per share for proceeds in the amount of $9,899.

During the nine months ended September 30, 2024, restricted stock units covering 11,666 shares of the company’s common stock vested. The company issued 11,666 shares of common stock and withheld 3,715 shares of common stock from the holder pursuant to their restricted stock unit agreement to cover its tax withholding obligation of $7,519.

During the nine months ended September 30, 2025, the company completed the placement of 8,010,652 shares of its common stock, par value $0.001 per share, of which 3,738,318 were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $0.75 per share (or $0.749 per underlying share for pre-funded warrants) for aggregate proceeds in the approximate amount of $6,004,250.

During the nine months ended September 30, 2025, the company issued 50,000 shares of common stock upon the exercise of 50,000 options at an exercise price of $0.40 per share. As a result, the company received $20,000 in cash proceeds as part of the transaction.

During the nine months ended September 30, 2025, restricted stock units covering 11,667 shares of the company’s common stock vested. The company issued 11,667 shares of common stock, and withheld 3,693 shares of common stock from the holder pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $2,733.

During the nine months ended September 30, 2025, the company issued 255,000 shares of common stock to consultants in exchange for services rendered. During the nine months ended September 30, 2025, the company recognized stock compensation expense of $283,546.

During the nine months ended September 30, 2025, the company issued 50,000 shares of common stock upon the exercise of warrants at an exercise price of $ 0.06 per share for proceeds in the amount of $3,000.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

During the nine months ended September 30, 2025, the company issued 717,292 shares of common stock upon the exercise of 717,292 options at an exercise price of $0.07 per share. As a result, the company received $50,210 in cash proceeds as part of the transaction.

During the nine months ended September 30, 2025, the company issued 40,000 shares of common stock upon the exercise of 40,000 options at an exercise price of $0.35 per share. As a result, the company received $14,000 in cash proceeds as part of the transaction.

During the nine months ended September 30, 2025, the company issued 10,000 shares of common stock upon the exercise of 10,000 options at an exercise price of $0.40 per share. As a result, the company received $4,000 in cash proceeds as part of the transaction.

During the nine months ended September 30, 2025, restricted stock units covering 25,000 shares of the company’s common stock vested. The company issued 25,000 shares of common stock and withheld 8,038 shares of common stock from the holder pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $14,702.

During the nine months ended September 30, 2025, restricted stock units covering 200,000 shares of the company’s common stock vested. Upon vesting, the full 200,000 shares were issued to the holders. To satisfy statutory tax withholding obligations, a portion of the vested shares were sold in the open market by the holders (“sell-to-cover”), and the related proceeds of $157,360.68 were remitted to the company.

Preferred Stock

As of September 30, 2025, and December 31, 2024, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of September 30, 2025, including previously accrued dividends of $48,079 included in our balance sheet total approximately $425,062. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

If a change of control occurs, each holder of shares of Series A Convertible Preferred Stock that are outstanding immediately prior to the change of control shall have the right to require the corporation to purchase, out of legally available funds, any outstanding shares of Series A Convertible Preferred Stock at the defined purchase price. The purchase price is defined as: per share of Preferred Stock, 101% of the liquidation preference thereof, plus all unpaid and accumulated dividends, if any, to the date of purchase thereof. The purchase price is payable, at the corporation’s option, (x) in cash, (y) in shares of the common stock at a discount of 5% from the fair market value of Common Stock on the Purchase Date (i.e. valued at a 95% discount of the Common Stock on the Purchase Date), or (z) any combination thereof. The Company doesn’t anticipate issuing any additional shares of Series A Preferred Stock.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

We have, from time to time, also granted non-plan options and restricted stock units to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $3,661,622 and $2,528,293 for the nine months ended September 30, 2025, and 2024, respectively, which was charged to general and administrative expense.

The $3,661,620 stock-based compensation for the nine months ended September 30, 2025, was comprised of $2,025,263 option expense, $1,352,557 expense from the vesting of the restricted stock and $283,800 relating to shares issued for services rendered.

During the nine months ended September 30, 2024, the company issued non-qualified stock options to purchase up to 250,000 shares of common stock, at an exercise price of $1.99, to one director.

During the nine months ended September 30, 2025, the company issued incentive stock options to purchase up to 150,000 shares of common stock, at an exercise price of $1.02, to two consultants.

During the nine months ended September 30, 2025, the company issued incentive stock options to purchase up to 150,000 shares of common stock, at an exercise price of $0.71, to three employees.

During the nine months ended September 30, 2025, the company issued incentive stock options to purchase up to 5,600,000 shares of common stock, at an exercise price of $0.86, to eighteen employees.

During the nine months ended September 30, 2025, the company issued a non-qualified stock option to purchase up to 250,000 shares of common stock, at an exercise price of $1.70, to a newly appointed director.

During the nine months ended September 30, 2025, the company issued an incentive stock option to purchase up to 250,000 shares of common stock, at an exercise price of $1.49, to a newly appointed member of the Board of Advisors.

During the nine months ended September 30, 2025, the company issued incentive stock options to purchase up to 300,000 shares of common stock, at an exercise price of $2.44, to two employees.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

As of September 30, 2025, the company has $8,449,897 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table summarizes the activity of our stock options for the nine months ended September 30, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2024	27,105,434	$0.30	5.23	$262,199,729
Granted	6,700,000	0.98	9.65	58,119,658
Exercised	(817,292)	(0.11)	3.32	(2,625,695)
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2025	32,988,142	0.60	5.53	162,727,439
Outstanding and exercisable at September 30, 2025	21,462,909	0.36	3.69	71,411,481

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option- Pricing Model applying the assumptions in the following table:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024
Assumptions:
Risk-free interest rate	4.00-4.28%	1.26-1.30%
Expected dividend yield	0%	0%
Expected volatility	86.00-111.96%	111.62-112.60%
Expected life (in years)	6.5	6

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the nine months ended September 30, 2025, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date
Nonvested at December 31, 2024	3,293,788	$2.27
Granted – restricted stock units and awards	-	-
Granted – performance-based stock units	-	-
Canceled	-	-
Vested	(236,667)	(2.33)
Nonvested at September 30, 2025	3,057,121	$2.44

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

As of September 30, 2025, and December 31, 2024, there was $1,970,910 and $3,790,535, respectively in unrecognized stock- based compensation related to unvested restricted stock agreements, net of estimated forfeitures.

Warrant stock activity for the nine months ended September 30, 2025, was as follows:

	Warrant Activity
		Weighted Average Exercise	Weighted Average remaining Contractual Term
	Shares	Price	(years)
Outstanding at December 31, 2024	1,485,000	$0.06	4.53
Granted	3,738,318	0.75	9.28
Exercised	(50,000)	(0.06)	3.78
Forfeited	-	-	-
Outstanding and exercisable at September 30, 2025	5,173,318	$0.56	7.76

	Warrants Outstanding			Warrants Exercisable
		Weighted Avg. Remaining	Weighted		Weighted
	Shares	Contractual Life in	Avg. Exercise	Shares	Avg. Exercise
Range of Exercise Prices	Outstanding	Years	Price	Exercisable	Price
$0.05 – $0.07	5,173,318	7.76	$0.56	5,173,318	$0.56
	5,173,318	7.76	$0.56	5,173,318	$0.56

There were 3,738,318 prefunded stock warrants which are exercisable for $0.001 per share. These shares are included in outstanding shares in determining earnings per share and are excluded from the table above.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The following table summarizes the company’s accounts receivable, net,

	September 30, 2025	December 31, 2024
Accounts receivable	$108,984	$335,839

Concentration

During the three months ended September 30, 2025, one customer accounted for a total of $108,984 in revenue or 100% of revenue recognized. During the nine months ended September 30, 2025, three customers accounted for a total of $389,071 in revenue or 100% of revenue recognized. As of September 30, 2025, the company has $108,984 or 100% of accounts receivable recorded as current assets on the balance sheet.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 11– COMMITMENTS AND CONTINGENCIES

Operating Leases

In March 2021, the company signed a five-year lease for a 13,000 square foot laboratory/office space in Tucson at the University of Arizona Tech Park. The initial base rent was $6.7626 per rentable square foot for year one and escalated to $ 9.2009 per rentable square foot in year two. It further escalated to $11.4806 per rentable square foot in year three, and $13.1740 per rentable square foot in year four. It is to further escalate to $14.9306 per rentable square foot in year five, in addition to certain operating expenses and taxes.

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

The company incurred lease expense for its operating leases of $269,489 which was included in general and administrative expenses in the statements of operation for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the company made cash lease payments in the amount of $266,715.

At September 30, 2025, we had approximately $95,000 in future minimum lease payments due for the three months ending December 31, 2025. The below table presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease

2025, three months ending December 31:	$94,553
2026	394,256
2027	418,216
2028	250,316
2029	-
Thereafter	-
Total undiscounted lease payments	1,157,341
Present value discount, less interest	138,835
Lease Liability	$1,018,506

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of September 30, 2025 and 2024.

Litigation

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum (GKN) and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct (NYRPC) by both parties as former counsel to the company. On May 28, 2021, GKN and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, GKN and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. Motions for summary judgment in the case are fully briefed, and the judge held oral arguments on August 7, 2025. On September 17, the court issued an Opinion and Order denying both parties’ motions for Summary Judgment. The pre-trial filing documents deadline, originally set for October, has been extended to January 15, 2026. No date has been set for trial.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

The company may, from time to time, be involved in legal proceedings arising from the normal course of business.

NOTE 12 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. When evaluating the company’s performance and making key decisions regarding resource allocation, the CODM reviews each of the key metric included in net income or loss and set forth in the table below.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The company is currently deemed to be comprised of only one operating segment and one reportable segment. The following table presents selected financial information with respect to the company’s single reportable segment for the three and nine months ended September 30, 2025 and 2024:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024

Revenue	$108,984	$747,720	$389,072	$1,662,598

Operating Expenses
Cost of revenue
Payroll and related	48,135	329,838	136,476	752,314
Materials and supplies	5,274	173,692	28,337	409,856
Marketing and travel	-	5,179	-	5,179
Total cost of revenue	53,409	508,709	164,813	1,167,349

General and administrative
Payroll and related	873,447	636,360	2,291,811	1,952,971
Professional fees	309,411	315,507	946,226	732,894
Board compensation	96,250	76,250	262,167	228,750
Employee stock based compensation	834,418	508,150	1,928,406	1,552,612
Consulting stock based compensation	672,439	470,949	1,733,214	1,303,061
Materials and supplies	85,685	16,479	235,340	42,452
Marketing and travel	65,054	46,896	182,293	150,022
Investor relations	50,052	43,667	149,835	146,264
Insurance	80,270	77,298	172,558	204,299
Software and communications	58,996	59,157	202,698	186,529
General and administrative, including rent	167,200	149,362	507,317	456,710
Depreciation	81,336	57,246	195,540	161,167
Total general and administrative	3,374,558	2,457,321	8,807,405	7,117,731

Selling and marketing
Professional fees	132,456	68,750	929,599	206,253
Payroll and related	54,791	11,936	202,555	13,632
Marketing and travel	9,079	5,712	32,216	18,289
Total selling and marketing	196,326	86,398	1,164,370	238,174

Research and development
Payroll and related	278,582	31,526	693,455	91,634
Materials and supplies	177,268	38,718	421,620	97,313
Total research and development	455,850	70,244	1,115,075	188,947

Operating loss	$(3,971,159)	$(2,374,952)	$(10,862,591)	$(7,049,603)

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after September 30, 2025, the date of our most recent balance sheet, through the date our financial statements were issued.

Effective October 3, 2025, the company entered into an Executive Employment Agreement with David Spence, PhD., pursuant to which Dr. Spence is to serve as its Chief Product Officer. The agreement calls for Dr. Spence to receive a base salary of $250,000, subject to increase from time to time in the discretion of the Board of Directors and equity compensation consisting of Incentive Stock Options to purchase up to 500,000 shares of the company’s common stock. The shares have an exercise price of $1.71 per share and vest semi-annually over three years with the first installment vesting on the six-month anniversary of such grant.

Subsequent to the nine months ended September 30, 2025, the company issued 211,579 shares of common stock upon the exercise of options at an exercise price of $0.07 per share. The company received $14,811 in cash proceeds, minus required withholding, from the exercise of such options.

On October 8, 2025, the company completed the placement of 5,995,675 shares of its common stock, par value $0.001 per share, some of which were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $1.80 per share (or $1.799 per underlying share for pre-funded warrants), for aggregate proceeds in the amount of $10,789,999. The pre-funded warrants are exercisable immediately at a price of $0.001 per share but may not be executed in any amount which would cause the holder thereof to beneficially own in excess of 4.99% of the company’s common stock. The company has agreed to use its best efforts to include the shares for registration with the Securities and Exchange Commission in the registration statement it files. All of the purchasers are accredited, sophisticated investors, and the issuance of the shares was not in connection with any public offering in accordance with Section 4(a)(2) of the Securities Act of 1933.

Effective October 8, 2025, the company granted options to purchase up to 250,000 shares of its common stock for services rendered as a member of its Board of Advisors. The shares have an exercise price of $1.78 per share and vest semi-annually over three years with the first installment vesting on the six-month anniversary of such grant.

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

Applied Energetics, Inc., (sometimes referred to as the “company”) is a corporation organized and existing under the laws of the State of Delaware. Our executive office is located at 9070 S. Rita Road, Suite 1500, Tucson, Arizona 85747, (520) 628-7415. Our website is www. appliedenergetics.com.

Applied Energetics, Inc. specializes in the development and manufacture of advanced high-performance lasers and optical systems and integrated guided energy systems for prospective defense, national security, industrial, biomedical, and scientific customers worldwide.

Technology, Capabilities, and Patents

Applied Energetics, Inc. is a global leader in developing ultrashort pulse lasers as the next generation optical sources exhibiting ever-increasing output energy, peak power and frequency agility while also providing decreased size, weight, and cost of these systems for customers. Applied Energetics utilizes patented, dual-use technologies to advance critical industries. Leveraging our proprietary fiber-based architecture and wavelength- and pulse-agility capability, our Ultrashort Pulse (USP) technology can enable users to achieve specific effects across different use cases with an unmatched blend of size, weight, and power attributes. While initially designed to meet the emerging needs and priorities for the national security community, our directed energy technology also has commercial applications in both the biomedical and advanced manufacturing industries.

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

Applied Energetics has developed, successfully demonstrated and holds all crucial intellectual property rights to a dynamic directed energy technology called Laser Guided Energy (LGE®) and Laser Induced Plasma Channel (LIPC®). LGE and LIPC are technologies that can be used in a new generation of high-tech directed energy systems. Applied Energetics’ LGE and LIPC technologies are wholly owned by Applied Energetics and protected by one or more of Applied Energetics’ 27 issued patents and 9 Government Sensitive Patent Applications (GSPA). These GSPA’s are held under secrecy orders of the US government, providing the company with extended protection rights. The company also has nine pending patent applications. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage.

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

Recent Developments

Effective October 3, 2025, Applied Energetics has appointed Dr. David Spence to serve as its Chief Product Officer.  Dr. Spence, has more than 25 years of experience in the conception, design, and commercialization of advanced laser technologies across industrial, scientific, and defense markets. He has held leadership roles at Spectra-Physics, Newport Corporation, and most recently, was Senior Engineering Manager, Advanced Technology Development Group for MKS Instruments, where he directed cross-functional teams developing next-generation ultrashort pulse laser systems, nonlinear optical solutions, and diode-pumped solid-state amplifiers. Dr. Spence is also an Optica Fellow, holds over a dozen issued patents, and has authored numerous scientific publications. Dr. Spence holds a Ph.D. in Laser Physics from the University of St. Andrews in Scotland and a B.Sc. in Physics with First Class Honors from the University of Stirling.

We have entered into an Executive Employment Agreement with Dr. Spence for a term of three years, renewable thereafter for sequential one-year periods. The agreement calls for (i) a cash salary of $250,000 per annum, payable monthly, and eligibility for a discretionary bonus, and (ii) incentive stock options to purchase up to 500,000 shares of our common stock at an exercise price of $1.71 per share which vest in four equal annual installments commencing on the first anniversary of the grant date.

Effective October 1, 2025, we appointed two new members to serve on our Board of Advisors. For their services they are to receive compensation including a monthly cash stipend and/or stock options which are subject to vesting.

On June 3, 2025, our Board of Directors expanded its number to seven members and appointed Christopher Donaghey, its President and CEO, and Scott Andrews to serve as new directors, effective immediately.

On September 25, 2025, our board established an Audit Committee and a Compensation Committee. Members of both committees include Bradford Adamczyk, Michael Alber and Scott Andrews, with Mr. Andrews serving as Chairman of the Compensation Committee and Mr. Alber as Chairman of the Audit Committee.

In early July, the company generated over 1 billion watts (1 gigawatt) of peak optical power at near-infrared wavelengths in a laboratory-scale ultrashort pulse laser (USPL) system, marking a significant milestone in its technological development. This achievement marks the latest in a rapidly accelerating series of performance milestones. Since December 2023, Applied Energetics has advanced its systems from hundreds of thousands of watts, to multi-megawatt levels in late 2024, to 25 million watts in April 2025, and 400 million watts in May 2025. Surpassing the gigawatt threshold demonstrates the scalability and maturity of Applied Energetics’ proprietary technology and solidifies its leadership in next generation directed energy capabilities. This breakthrough was achieved using our proprietary USPL architecture, developed entirely in-house and protected by a growing portfolio of patents.

Effective May 17, 2025, the company received a Requisition from the University of Rochester in the amount of $181,639. This is part of a contractual arrangement with the university in the approximate amount of $250,000 to support its Laboratory for Laser Energetics (LLE) for ongoing efforts to explore pulsed laser technologies. Work on the contract commenced on July 10, 2025 with a meeting at Applied Energetics headquarters in Tucson, AZ with Dr. Jon Zuegel, Laser Development and Engineering Division Director and a Senior Scientist at the LLE to discuss the research to be provided by the company. We have completed work under the Requisition and are working with the university to plan and commence work on the next phase.

Ongoing Business Operations

In the three months ended September 30, 2025, the company continued work relating to its strategic collaboration with Kord Technologies, Inc., a wholly owned subsidiary of KBR, to explore the potential development and integration of an advanced pulsed laser system with Kord’s FIREFLYTM High Energy Laser Weapon System (HELWS). The current phase of the project began in the first quarter of 2025 with the purchase of a specially modified Firefly HELWS unit from Kord which the company is using to work on the development and integration of its proprietary Ultrashort Pulse technology in its newly opened Battle Lab, with the assistance of Kord personnel under a related services agreement.

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

Business Development Activities

We continue to submit proposals to, and attend briefings with, various defense and other government agencies who have expressed an interest in our technology and applications. Our efforts in this area of development have produced some results. In addition to the contracts which we have been awarded, our team has been invited to, and completed, multiple briefings focused on our capabilities and submissions. We intend to continue developing and submitting proposals and to be available to attend on-site briefings. We have also engaged in discussions with private entities and academic institutions with the objective of possibly collaborating on one or more projects. Some of these could result in further customer agreements or other opportunities to grow our business.

The National Defense Authorization Act (NDAA), which sets defense spending policies, is currently delayed for the federal government fiscal year 2026, which started on October 1, 2025. Moreover, the appropriations bills comprising the federal budget, which fund government spending, have not yet been passed by Congress. This impacts all proposals under review by the Department of Defense (DoD) as parts of the U.S. government are “unfunded” and operating under a government shutdown. Although certain mandatory programs and “excepted” activities continue to be funded, none of the programs for which we might submit proposals would fall under these exceptions.

The House and Senate reached a potential deal, on November 9, 2025, for a Continuing Resolution (CR) that would extend government funding through a specified date, which itself is being negotiated. The House initially passed a CR to keep the government funded until November 21. However, the Senate advanced a new agreement that includes a CR to fund the government through January 30, 2026, with the addition of three full-year appropriations bills (appropriations for the Veterans Affairs Department, Agriculture Department and the legislative branch). All other agencies would operate at their fiscal 2025 levels under the CR. Until a Continuing Resolution is adopted by both houses, many programs for which we or our prospective strategic partners have submitted proposals will remain unfunded and be unable to move forward.

In addition, the current administration has established the Department of Government Efficiency (DOGE) whose mission is to sharply reduce federal spending. In February 2025, President Trump stated that he has directed DOGE to review defense spending for possible waste, fraud and abuse. The administration has also indicated that it may pursue significant reductions to the U.S. defense budget, if both Russia and China would agree to similar cuts in their respective national security spending. The potential impact on the company of DOGE and possible cuts to the defense and national security industries, if any, is uncertain. Notwithstanding these budgetary concerns, the administration and Pentagon have indicated an interest in continuing to fund innovative defense related technologies, including in the area of directed energy.

The current budgetary and deficit funding environment, continuing inflation, tariffs and other ongoing supply chain disruptions, the appropriations process, federal government shutdown, and DOGE, among other items, all continue to create significant short and long-term challenges and risks to the company and its business development endeavors. However, we remain optimistic that the innovative nature of our technology and its novel approach to addressable threats position the company for development, growth, and market opportunities.

Strategic Plan and Analysis

The core of our strategy has been to continue growing our management and science teams with highly qualified individuals. This has driven our recruitment efforts in the areas of R&D, science, modeling and simulation, marketing and finance. We have recently added, and are also contemplating adding additional, members to our Board of Directors and our Board of Advisors. Our board and leadership team have worked to align key innovations with our roadmap to encourage and enable internal filing for a broad, strategic, and robust intellectual property portfolio and continue surveying the literature for acquisitions of parallel intellectual property to that end. We also intend to pursue strategic corporate acquisitions in related fields and technology. The company’s management continues to explore any favorable equity financing opportunities.

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

As with many government contractors, we have experienced recent challenges with funding of our contracts by the DoD. While we continue to pursue contracts with DoD and other government agencies, we simultaneously conduct research and development of our technology on an internal basis and focus on strategic partnerships with other entities. Our goal is to continue to accelerate the technology readiness level of our solutions to be able to submit more proposals and be prepared to conduct more customer and partner demonstrations of our technology in our recently opened Battle Lab. Under the current state of cutbacks in government funding both by individual agencies and DOGE, we cannot be certain that any such contracts will be forthcoming.

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

Results of Operations

Comparison of Operations for the Three Months Ended September 30, 2025 and 2024:

	2025	2024	$ Change	% Change
Revenue	$108,984	$747,720	(638,736)	(85.42)%
Cost of revenue	(53,409)	(508,709)	455,300	(89.50)%
General and administrative	(3,374,558)	(2,457,321)	(917,237)	37.33%
Selling and marketing	(196,326)	(86,398)	(109,928)	127.23%
Research and development	(455,850)	(70,244)	(385,606)	548.95%
Other income	2	267	(265)	(99.25)%
Net loss	$(3,971,157)	$(2,374,685)	(1,596,472)	67.23%

Revenue

Revenue decreased by approximately $639,000 to approximately $109,000 for the three months ended September 30, 2025 from approximately $748,000 for the three months ended September 30, 2024. In April 2025, the company was notified by a customer that two of its active contracts were currently unfunded and remain unfunded, resulting in a decrease in revenue for the period. Although the contracts remain open, the company suspended all work until funding is secured in the future. Despite the suspension, the company continues to advance the underlying technology through its internal research and development efforts. Both the customer and the company are actively seeking alternative sources of funding, including from within the original contracting agency and other departments of the U.S. Department of Defense.

Cost of Revenue

Cost of revenue decreased by approximately $455,000 to approximately $53,000 for the three months ended September 30, 2025 from approximately $509,000 for the three months ended September 30, 2024. This decrease was primarily attributable to the suspension of funding of two contracts by a federal government customer . The cost of material, supplies and direct labor incurred were expensed to R&D while our programs and work remain active and in place.

General and Administrative

General and administrative expenses increased by approximately $917,000 to approximately $3,375,000 for the three months ended September 30, 2025, compared to approximately $2,457,000 for the three months ended September 30, 2024. The increase was primarily driven by an increase in payroll and related fees of approximately $257,000, and an increase in non-cash compensation of approximately $528,000.

Selling and Marketing

Selling and marketing expenses increased by approximately $110,000 to approximately $196,000 for the three months ended September 30, 2025, compared to approximately $86,000 for the three months ended September 30, 2024, primarily due to an increase in business development costs as well as costs related to demonstrations of our technology to potential customers and joint venture partners.

Research and Development

Research and development expenses increased by approximately $386,000 to approximately $456,000 for the three months ended September 30, 2025, compared to approximately $70,000 for the three months ended September 30, 2024, primarily due to an increase in labor costs of approximately $247,000 and an increase in material costs of approximately $139,000 associated with continued development of our USP laser technologies.

Net Loss

Our operations for the three months ended September 30, 2025, resulted in a net loss of approximately $3,971,000 an increase of approximately $1,596,000 compared to a net loss of approximately $2,375,000 for the three months ended September 30, 2024, primarily due to a decrease in revenue as well as an increase in general and administrative expenses, selling and marketing and research and development expenses.

Comparison of Operations for the Nine months ended September 30, 2025 and 2024:

	2025	2024	$ Change	% Change
Revenue	$389,072	$1,662,598	(1,273,526)	-76.60%
Cost of revenue	(164,813)	(1,167,349)	1,002,536	-85.88%
General and administrative	(8,807,405)	(7,117,731)	(1,689,674)	23.74%
Selling and marketing	(1,164,370)	(238,174)	(926,196)	388.87%
Research and development	(1,115,075)	(188,947)	(926,128)	490.15%
Other income	19	2,589	(2,570)	-99.27%
Net loss	$(10,862,572)	$(7,047,014)	(3,815,558)	54.14%

Revenue

Revenue decreased by approximately $1,274,000 to approximately $389,000 for the nine months ended September 30, 2025 from approximately $1,663,000 for the nine months ended September 30, 2024. In April 2025, we were notified by a customer that no further funds were available for two of our contracts , resulting in a decrease in revenue for the period. Although the contracts remain open, the we have been advised to stop work and accordingly have suspended all work under the contracts themselves. Despite the suspension, the company continues to advance the underlying technology through its internal research and development efforts. Both the customer and the company are actively seeking alternative sources of funding, including from within the original contracting agency and other departments of the U.S. Department of Defense.

Cost of Revenue

Cost of revenue decreased by approximately $1,002,536 to approximately $164,813 for the nine months ended September 30, 2025 from approximately $1,167,349 for the nine months ended September 30, 2024. This decrease was primarily attributable to the suspension of funding of two contracts by a federal government customer. The cost of material, supplies and direct labor incurred were expensed to R&D while our programs and work remain active and in place.

General and Administrative

General and administrative expenses increased by approximately $1,690,000 to approximately $8,807,000 for the nine months ended September 30, 2025, compared to approximately $7,118,000 for the nine months ended September 30, 2024. The increase was primarily driven by an increase in non-cash compensation of approximately $806,000, an increase in payroll and related costs of approximately $372,000, an increase in professional fees of approximately $213,000, and an increase in materials and supplies of approximately $193,000.

Selling and Marketing

Selling and marketing expenses increased by approximately $926,000 to approximately $1,164,000 for the nine months ended September 30, 2025, compared to approximately $238,000 for the nine months ended September 30, 2024, primarily due to an increase of approximately $663,000 related to the development and installation of the Battle Lab and related demonstrations of our technology as well as an increase of approximately $189,000 for labor and the increase in business development activities.

Research and Development

Research and development expenses increased by approximately $926,000 to approximately $1,115,000 for the nine months ended September 30, 2025, compared to approximately $189,000 for the nine months ended September 30, 2024, primarily due to an increase in labor costs of approximately $602,000 and material cost of approximately $324,000 associated with continued development of our USP laser technologies and programs which remain in place as we continue to work on them.

Net Loss

Our operations for the nine months ended September 30, 2025, resulted in a net loss of approximately $10,862,000 an increase of approximately $3,816,000 compared to the approximately $7,047,000 net loss for the nine months ended September 30, 2024, primarily due to a decrease in revenue as well as an increase in general and administrative expenses, research and development expenses and selling and marketing expenses.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2025, the company incurred a net loss of approximately $10,863,000, had negative cash flows from operations of approximately $6,617,654 and will likely incur additional future losses due to reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2024, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so for one year from the date the financial statements are issued based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

On September 30, 2025, the company had total current assets of $1,819,197 and total current liabilities of $3,923,969 resulting in working capital surplus of $895,225. Approximately $3,000,000 of current liabilities was attributable to deferred equity financing. At September 30, 2024, the company had total current assets of $2,025,823 and total current liabilities of $888,684 resulting in a working capital surplus of $1,137,139.

During the first nine months of 2025, the net cash outflow from operating activities was $6,617,654. This amount was comprised primarily of our net loss of $10,862,572, offset by non-cash stock-based compensation expense of $3,661,622, depreciation and amortization of $195,539, amortization of ROU assets of $195,352, amortization of prepaid assets of $51,250, and cash used from changes in assets and liabilities of $141,155 from the increase in accounts receivable of $226,855, increase in accounts payable of $15,659 and accrued expenses and compensation of $196,329 off set by the net decrease in prepaids and deposits of $105,110 and operating lease liabilities of $192,578.

During the nine months ended September 30, 2025, the net cash outflow from investing activities was $1,181,630. This was for the purchase of equipment.

During the first nine months of 2025, the net cash inflow from financing activities was $8,966,697. This amount consisted of $9,004,247 in proceeds from stock subscriptions and $91,210 from the exercise of options and warrants, which were offset by $17,435 tax withholdings related to the share settlement of RSUs and $111,325 of repayment of an insurance premium loan.

On October 8, 2025, the company completed the placement of 5,995,675 shares of its common stock, par value $0.001 per share, some of which were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $1.80 per share (or $1.799 per underlying share for pre-funded warrants), for aggregate proceeds in the amount of $10,789,999. The pre-funded warrants are exercisable immediately at a price of $0.001 per share but may not be executed in any amount which would cause the holder thereof to beneficially own in excess of 4.99% of the company’s common stock. The company has agreed to use its best efforts to include the shares for registration with the Securities and Exchange Commission in the registration statement it files. All of the purchasers are accredited, sophisticated investors, and the issuance of the shares was not in connection with any public offering in accordance with Section 4(a)(2) of the Securities Act of 1933.

Based on the company’s current business plan, we believe our cash balance as of the date of this report, along with revenue from our current contracts and proceeds from the recently completed sale of common stock, will be sufficient to meet the company’s anticipated cash requirements for the near term. However, we cannot be certain that the current business plan will be achievable. In addition, we recently received verbal notice that funding under two of the company’s contracts has been discontinued, as described under Results of Operations and Ongoing Business Activities. Although these contracts are still in effect, receipt of any additional funds under them is highly uncertain, which negatively affects our anticipated cash flows from operating activities.

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

Our management, with the participation of our Chief Executive Officer (and principal accounting and financial officer) (“CEO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO has concluded that as of September 30, 2025, our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to a lack of segregation of duties (resulting from limited personnel) and written policies and procedures with the accounting functions and evidence of control review. Under the direction of our CEO and guidance of an outside contractor, we are developing a plan to remediate this material weakness, including having hired additional personnel to implement and oversee the required policies and procedures.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum (GKN) and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, GKN and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, GKN and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. Motions for summary judgment in the case are fully briefed, and the judge held oral arguments on August 7, 2025. On September 17, the court issued an Opinion and Order denying both parties’ motions for Summary Judgment. The pre-trial filing documents deadline, originally set for October, has been extended to January 15, 2026. No date has been set for trial.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

The company may, from time to time, be involved in legal proceedings arising from the normal course of business.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The company has reported all information pertaining to issuances of equity securities sold during the period covered by this Quarterly Report on Form 10-Q in previously filed report on Forms 10-K, 10-Q and 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

On August 16, 2025, Gregory Quarles, our CEO Emeritus and a Director, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) which is to take effect on November 21, 2025, and is designed to be in effect until November 20, 2026 with respect to the sale of up to 5,000,000 shares of the company’s common stock beneficially owned by Dr. Quarles. The plan is intended to replace Dr. Quarles’s current plan which expired on October 14, 2025.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
23	Consent of RBSM LLP *
31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

	By:	/s/ Christopher Donaghey
Christopher Donaghey, President and Chief Executive Officer and Principal Financial Officer

Date: November 12, 2025