Form 10-K
period 2025-12-31
APPLIED ENERGETICS, INC.
filed 2026-03-30
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on June 30, 2025 (the last day of the registrant’s most recently completed second quarter) was approximately $ 423,421,492.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of March 27, 2026 was 223,836,331.

APPLIED ENERGETICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

Available Information

Applied Energetics, Inc. (the “company,” “Applied Energetics,” “AE,” “we,” “our” or “us”) makes available free of charge on its website at www.appliedenergetics.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practical after electronically filing or furnishing such material to the Securities and Exchange Commission (“SEC”). We also periodically provide other information on our website such as investor presentations and status updates. We encourage investors, the media, our customers, business partners and other stakeholders to review the information we post on our website, in addition to following our press releases, SEC filings, public conference calls and webcasts. Website references in this Annual Report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the websites. Therefore, such information should not be considered part of this Annual Report.

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

Applied Energetics, Inc. specializes in advanced laser and photonics systems, particularly fiber-based ultrashort pulse (USP) laser technologies. With 25 patents, nine Government Sensitive Patent Applications (GSPAs), and three other patents pending, Applied Energetics’ proprietary architecture enables orders of magnitude size-weight-power reductions, a key differentiator when compared with continuous wave (CW) and other high energy laser technology with larger footprints. AE’s powerful, dual-use technologies designed for potential integration and deployment on numerous defense platforms for the delivery of high intensity, ultrashort pulses of light to disable or destroy a target or disrupt a mission. These technologies have applications in both national security and commercial markets. Today, AE’s USP optical technologies are being designed to offer flexibility and power for complex missions in national security such as enhancing layered defense strategies to counter complex threats.

Technology, Capabilities, and Patents

Applied Energetics, Inc. is a leader in developing the next generation optical sources exhibiting ever-increasing output energy, peak power and frequency agility while also providing decreased size, weight, and cost of these systems for customers. Applied Energetics utilizes patented, dual-use technologies to advance critical industries. Leveraging our proprietary fiber-based architecture and wavelength- and pulse-agility capability, our USP technology can enable users to achieve specific effects across different use cases with an unmatched blend of size, weight, and power attributes. While initially designed to meet the emerging needs and priorities for the national security community, our directed energy technology also has potential commercial applications in both the biomedical and advanced manufacturing industries.

Our USP lasers are designed to provide:

●	Frequency Agile Optical Sources from Ultraviolet (UV) to Far Infrared (IR)

●	Pulse Duration Agility

●	Size, Weight, and Power Optimization

●	Advanced Fiber Applications

●	Laser Guided Energy (LGE®)

●	Laser Induced Plasma Channel (LIPC®)

Applied Energetics’ directed energy technologies are vastly different from conventional directed energy systems. Our proprietary fiber-based architecture is a key differentiator for our most recent technology demonstrators. Compared with traditional continuous wave laser technologies, with their larger footprints, AE’s architecture enables orders of magnitude size-weight-power reductions on all deliverables, for powerful, dual-use and agile systems that can fit a host of platforms while delivering very high-intensity, ultrashort pulses of light to the required target. This unique directed energy solution allows extremely high peak power and energy, with target and effects tunability, and is effective against a wide variety of potential targets.

Applied Energetics’ optical fiber-based laser architectures also enable unmatched wavelength agility as well as pulse duration agility. Using innovative and highly specialized frequency shifting techniques, wavelengths can be custom tuned from the deep ultraviolet to the far infrared. In addition, temporal outputs can be adjusted from continuous wave to sub-picoseconds. The technology enables the customer to adjust the lasers’ operating parameters, ultimately creating more flexibility to change wavelength and pulse width. This feature allows for optimization of laser performance for defense or commercial applications.

Our proprietary USP laser technology provides a significantly more compact solution than current continuous wave laser platforms while still delivering high peak power. Continuous wave laser systems are typically used to heat a target and, during continuous illumination, this heat transfer leads to melting or charring of the material. Using continuous wave output powers that now exceed 100 kilowatts (1kW = 1000 watts), it can take anywhere from seconds to tens of seconds to impact a target. By contrast, Applied Energetics has delivered USP lasers to national security users that exceed five terawatts (1 TW = 1 trillion watts) in peak power, with the difference being that this peak power from a USP laser is delivered in a pulse that is less than a trillionth of a second. During this short pulse duration, and having such a high peak intensity, near-instantaneous ablation of the surface of the threat takes place. The net result of our innovative USP approaches is highly effective lasers capable of jamming, damaging, and destroying certain surveillance and reconnaissance sensors with mountable footprints that require only a fraction of the size, weight, and power requirements of other-directed energy technologies. We believe the combination of both low size, weight, and power characteristics with wavelength and pulse duration agility will help us achieve our vision statement of “Directed Energy, Anywhere.”

The Applied Energetics scientific team is continuously innovating and expanding our patent portfolio to cover these technological breakthroughs and further enhance our suite of solutions for threat disruption for the Department of War (“DoW”), the intelligence community, and for commercial, biomedical and space applications with optical sources operating from the deep ultraviolet to the far infrared portions of the electromagnetic spectrum.

Applied Energetics has developed, successfully demonstrated, and holds all crucial intellectual property rights to a dynamic directed energy technology called Laser Guided Energy (LGE®) and Laser Induced Plasma Channel (LIPC®). LGE and LIPC are technologies that can be used in a new generation of high-tech directed energy systems. Applied Energetics’ LGE and LIPC technologies are wholly owned by Applied Energetics and protected by one or more of Applied Energetics’ 25 issued patents and nine GSPA’s. These GSPA’s are held under secrecy orders of the US government, providing the company with extended protection rights.

More recently, the company has been awarded new patents for application in the national security domain (Pulsed Laser Thermal Excitation, Patent No.: US 12,171,055 B2), Selectable Wavelength Cascading Coherent Optical Pump Sources, Patent No.: US 12,548,971 B2, and Tunable High Frequency Modulated Light Beam, Patent No.: US 12,562,545 B2) and a patent for a biomedical application (Pathogen Detection and Neutralization Using Deep UV-C Generation Via Seeded Raman Amplification and Second Harmonic Generation, Patent No.: A1US 12,320,702 B2). The company has also received notice of an allowed patent application in the national security domain (Defensive Laser Amplification System, Patent Application No.: 17/817,726). The company also has three pending patent applications. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage.

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

Strategic Plan and Analysis

The core of our strategy has been to continue growing our management and science teams with highly qualified individuals. This has driven our recruitment efforts in the areas of R&D, software, mechanical, electrical, optical and, systems engineering, modeling and simulation, marketing and finance. We are also contemplating adding members to our Board of Directors and our Board of Advisors. Our board and leadership team have worked to align key innovations with our roadmap to encourage and enable internal filing for a broad, strategic, and robust intellectual property portfolio and continue surveying the literature for acquisitions of parallel intellectual property to that end. We also intend to pursue strategic corporate acquisitions in related fields and technology. The company’s management continues to explore any favorable equity financing opportunities.

Our goal with the Applied Energetics Strategic Plan is to increase the energy, peak power and frequency agility of USP optical sources while decreasing the size, weight, and cost of these systems. We are in the process of developing this breadth of very high peak power USP lasers and additional optical sources that have a broad range of applicability for threat disruption for the DoW, commercial, and biomedical applications, such as biophotonic illumination and imaging. Although the historical market for Applied Energetics’ LGE and USP technology is the U.S. Government, the USP technologies are expected to provide numerous platforms for commercial additive and subtractive manufacturing and biomedical and imaging markets, creating a substantially larger market for our products to address. Since 2020, the Applied Energetics team has been able to develop partnership and teaming arrangements with the three leading laser and optics institutes in the United States, namely, the University of Arizona, the University of Central Florida, and the University of Rochester Laboratory for Laser Energetics.

This vision aligns directly with the DoW’s designation of Scaled Directed Energy asone of its six Critical Technology Areas, which prioritizes deployable, efficient, and operationally flexible directed energy capabilities across a wide range of mission environments. Our ultrashort pulse laser architecture is designed to meet these priorities by enabling high-intensity effects in compact, ruggedized form factors suitable for distributed and mobile deployment. By reducing size, weight, and power requirements while maintaining mission-relevant lethality against electro-optical threats, we believe our technology supports the DoW’s objective to proliferate directed energy systems at scale, accelerating the transition from specialized, platform-constrained solutions to broadly fielded capabilities across the modern battlespace.

The robotic warfare era requires an entire pillar of capability specifically designed to “take out the eyes” of the things that stare at you or want to do you harm, at any altitude. We believe USP laser technology are ideally suited to achieve this as a result of the following factors:

Unique Effects: USPLs deliver high-peak power, enabling disruption/destruction of EO sensors through plasma formation or ablation with minimal collateral effects.

Compact and Scalable: Fiber-based USPL technologies support optimal size weight and power (SWaP) footprints and deployment on land-based mobile and high- to very high-altitude platforms.

Wavelength Agility: Effective across visible to LWIR bands enhancing sensor denial capability.

Low Thermal Signature: Unlike CW or long-pulse lasers, USPLs maintain a low thermal footprint

Speed-of-Light Engagement: Instantaneous targeting of fast-moving threats with sub-second dwell times required to neutralize the target.

Difficult to Counter: Extremely short pulse durations and tunable wavelengths challenge traditional filtering and hardening strategies.

We have continued to execute our business development plans, further our research and development program and submit filings for intellectual property and proposals for grants and contracts. During the past several years, we continued to submit proposals and have been engaged in meetings on a continuous basis with various agencies and departments both remotely and in person in Washington, DC and at various other government facilities around the U.S. We believe the interest in our technology and applications remains high, and we continue to submit proposals for all appropriate opportunities and share our vision of the disruptive capabilities of USP optical sources for both near- and far-term threats and dual-use commercial applications.

Through our analysis of the market, and in discussions with potential customers, we remain convinced that customers are becoming more receptive and interested in directed energy technologies. According to the US DoW fiscal budgets from 2017 through 2023, its directed energy spending grew from approximately $500 million in 2017 to over $1.695 billion in 2023, an increase of nearly 240%. Market analysis and projections have estimated that this directed energy sector is anticipated to reach $32.1 billion globally by 2033. We continue to be optimistic about our future and the growing opportunities in directed energy applications, especially since this growth to nearly $1.7 B annually is being accomplished without a recognized Program of Record (POR) for directed energy platforms.  We believe that once these technologies are funded in production for a POR, or are approved to be integrated on fielded platforms in volumes to effect threat reduction, these DoW budgets for directed energy will grow exponentially larger to support the technology insertion. The Applied Energetics team anticipates a continuation of strong funding for the directed energy community. With our existing patent portfolio, and through further advancements of our technologies, we believe we have the substantial building blocks needed to become a significant and successful developer in the USP marketplace. These innovations could play a significant role in the efforts from the new administration to implement the Golden Dome for America program by advancing directed energy and other integrated technological solutions for missile and other threat protection for the country. Estimated budget requirements would exceed $50B annually.

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

Market for Our Technology

Unmanned semi- and fully-autonomous aerial, ground, maritime and surface vehicle threats are dramatically increasing in number and capability. As unmanned systems increasingly augment humans, sensors will saturate the battlefield. Most of these threats are piloted through cameras mounted on the vehicle. We believe these emerging threats are ideally suited for directed energy effects. The proliferation of commercial-off-the-shelf sensors and unmanned systems provide both traditional and asymmetric forces with improved intelligence gathering and improvised threat capabilities enabling low-cost and low-tech solutions against high value targets.

Directed Energy Systems

Directed energy systems involve the use of highly focused energy such as lasers or microwaves to incapacitate, damage, or destroy enemy equipment, facilities, and assets. Prior to LGE, the only two viable directed energy systems were High Energy Laser (HEL), which uses heat to burn targets and High-Power Microwave (HPM) systems, that use electromagnetic energy at specific microwave and radio frequencies to disable electronic systems.

HEL and HPM directed energy technologies have been under development for decades with numerous DoW and other government contractors participating. The unique attributes of directed energy weapon systems —the ability to create precise effects against multiple targets near-instantaneously and at a very low cost per shot—have great potential to help the DoW in addressing future warfare requirements. The DoW invests research and development dollars into directed energy solutions to fill gaps identified by warfighters. For example, in future conflicts with capable enemies possessing large inventories of guided missiles or uncrewed aerial drones, it may be operationally risky and cost-prohibitive for the U.S. military to continue to rely exclusively on a limited number of kinetic missile interceptors. Such a competition could allow an adversary to impose costs on U.S. or allied forces by compelling them to intercept each incoming missile or drone with far more expensive kinetic munitions. The DoW has made technological advances in both performance and maturity as a result of many years of research with multiple threat-intercept technologies and previously was directed by Congress, to increase funding and evaluation of pulsed laser technology in future directed energy platforms.

The main drawback to these systems tends to be the larger overall size and power requirements that make them difficult to field more broadly. The laser was invented in 1960, and yet today, directed energy capabilities are still in the early stages of development and adoption. We believe that in order for directed energy capabilities to see an inflection point in adoption, three elements must converge: (1) increased use of a widely proliferating threat uniquely suited to being countered by directed energy systems, (2) directed energy systems that can deliver high-value effects against those threats, and (3) directed energy systems that have optimized size, weight, and power footprints that enable widespread deployment across multiple platform types and fixed sites.

Our Technology Differentiation

Applied Energetics utilizes patented, dual-use technologies to advance critical industries. Leveraging our proprietary fiber-based architecture and wavelength- and pulse-agility capability, our ultrashort pulse technology enables users to achieve specific effects across different use cases, with an unmatched blend of size, weight and power attributes. While initially designed to meet the emerging needs and priorities for the national security community, Applied Energetics’ directed energy technology also has potential commercial applications in both the biomedical and advanced manufacturing industries.

Our Ultrashort Pulse Laser System Applications have the following solution attributes:

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

Applied Energetics’ optical fiber-based laser architecture enables unmatched wavelength agility as well as pulse duration agility. Using innovative and highly specialized frequency shifting techniques, wavelengths can be custom tuned from the deep ultraviolet to the far infrared. In addition, temporal outputs can be adjusted from continuous wave to sub-picoseconds. The technology enables the customer to adjust the lasers’ operating parameters, ultimately creating more flexibility to change wavelength and pulse width. This feature allows for optimization of laser performance for defense or commercial applications.

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

AE’s primary direct USP optical source competition are corporations and contractors supported by foreign governments who may be attempting to develop similar technologies. AE believes that such foreign activity will create additional U.S. Government funding for both USP sources and LGE in order to maintain our country’s lead in pulsed directed-energy systems. Other companies with directed energy capabilities, albeit in continuous wave, microwave and other areas within directed energy, are Raytheon Technologies, Lockheed Martin, Northrop Grumman, Boeing, BAE Systems, nLight, General Atomics, DRS Daylight Solutions, L3Harris Technologies, AV, and Epirus.  Although based on different types of directed energy technologies, we may compete with these companies to provide solutions to problems presented by common potential customers.

Some of AE’s biggest commercial competitors are Trumpf (German), Coherent (US), Thales (France). IPG (US), RAFAEL Advanced Defense Systems Ltd. (Israel), and Light Conversion (Lithuania), most of which are billion-dollar market class companies that have substantially more resources than AE.

Human Capital Resources

As of March 25, 2026, we had 26 employees, including our leadership team, optical scientists, engineers, technicians, and administrative staff. We also retain outside consultants and contractors for specific projects. We are currently actively recruiting additional scientists, engineers and technicians.

We strive to identify, recruit, train and incentivize employees based on our mission, values, growth strategy and technology and product development levels. Our science and technology team consists of highly skilled and educated employees who demonstrate their dedication to our endeavors on a daily basis. We rely on their scientific and engineering knowledge and expertise for the company’s success. We have an equally skilled and dedicated team of legal, financial and accounting professionals who support our technology and product development endeavors.

In addition to knowledge and expertise, we seek to recruit and develop employees who embody our core values of Agility, Bold Leadership, Mutual Trust, Quality and Innovation and to reinforce and instill these values in every facet of the organization. This is an ongoing, iterative, and sometimes challenging process and requires dedication and leadership by our senior staff.

Our compensation structure is designed to incentivize this highly qualified team with a combination of cash and equity, mostly in the form of stock options and restricted stock units, to instill a sense of ownership and a share in the company’s successes. Our company’s membership in the Arizona Technology Council and inclusion in its Association Health Plans give us access to a suite of benefits that are competitive with those of larger companies. These include an array of health plans, HSAS’s, FSA’s and term life insurance. We also offer employees participation in 401(k) and 529 plans.

Supplies and Raw Materials

Our research and development programs depend on our ability to procure the necessary optical and fabricated materials, components, electronics and other supplies. We depend upon the availability of materials and major electro-optical components as well as the performance and reliability of our suppliers. Some of our products require relatively scarce fabricated materials. We have experienced delays in obtaining certain of these supplies and materials and we have had difficulty accessing qualified suppliers of those materials. A significant, prolonged increase in inflation could negatively impact the cost of materials and components, which could be a particular problem with respect to any fixed price contracts. Within the current geopolitical context, there are ongoing embargos of exports from some global suppliers of various materials that are used in electronics and some diode and laser materials, which can have negative effects on technology supply chains. This, coupled with tariffs and other trade disruptions, could significantly impair our ability to source necessary supplies and equipment when, and in quantities, needed

We continue to believe that conflicts overseas and related national security requirements, which limit the companies through which we can source components, pose a substantial risk. The global supply chain remains a challenge for certain products. In addition, significant, prolonged inflation could negatively impact the cost of materials and components. Our inability to procure the necessary supplies and equipment could negatively affect our results of operations, financial condition and liquidity. In addition, the ongoing military action in the Middle East has created a disruption in the flow of oil and liquid natural gas worldwide which affects the cost of supplies and raw materials as well as shipping and related expenses.

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

Regulatory Matters

Our business is subject to extensive regulation in the industries we serve. We market our technology to numerous U.S. government agencies and entities, including but not limited to all branches of the DoW and the Department of Homeland Security.

The U.S. government and prime contractors to the U.S. government represent all of our current revenues and likely a substantial portion of any projected revenues for the foreseeable future. U.S. government contracts are subject to termination by the government, either for convenience or for default in the event of our failure to perform under the applicable contract. In the case of termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, termination costs and a reasonable profit. If terminated by the government as a result of our default, we could be liable for payments made to us for undelivered goods or services, additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers.

U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government. DoW contracts are additionally subject to the Defense Federal Acquisition Regulation Supplement (DFARS). Other applicable laws and regulations apply as well. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, audit and product integrity requirements. Failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, cash withholding on contract payments, forfeiture of profits, and/or the assessment of civil or criminal penalties and fines and could lead to cause-based suspension or debarment from U.S. government contracting or subcontracting for a period of time.

We are subject to various laws and regulations relating to the export and import of products, services, and technology from and into the US. In the US, these laws and regulations include, among others, the Export Administration Regulations (EAR) administered by the Department of Commerce, the International Traffic in Arms Regulations (ITAR) and the Arms Export Control Act (AECA) provisions administered by the Department of State (DOS), embargoes and sanctions regulations administered by the Department of the Treasury, and import regulations administered by the Department of Homeland Security and the Department of Justice (DOJ). Certain of our developing products and technologies have military or strategic applications and are on the U.S. Munitions List of the ITAR, the Commerce Control List of the EAR, or are otherwise subject to the EAR and/or the US Munitions Import List, and we will be required to obtain licenses and authorizations from the appropriate US government agencies before exporting any of these products or technologies out of the US. This also includes export of technical data and similar information and, potentially, provision of specifications of certain supplies or equipment which we may seek to import from outside of the US to the suppliers of such articles. We may also be restricted in the types of materials and country of origin for supplies or equipment which may not be readily available from US sources. Foreign policy of the US or other licensing jurisdictions may affect the licensing process or otherwise prevent us from engaging in business dealings with certain individuals, entities, or countries. Any failure by us, our customers, or our suppliers to comply with these laws and regulations could result in civil or criminal penalties, fines, seizure of our products, adverse publicity, restrictions on our ability to engage in export or import transactions, or the suspension or debarment from doing business with the U.S. government. For further discussion of risks related to exports and imports, see Item 1A. “Risk Factors”.

Laser Safety Regulations

As we test and develop laser products, we become increasingly subject to laser safety regulations and industry standards. We are also subject to workplace regulations and safety standards for employees working with and around laser products and technology. These regulations and standards may include, among others, regulations promulgated by the US Federal Aviation Administration, the US Food and Drug Administration, the Occupational Safety and Health Administration and standards set forth by the Laser Institute of America and approved by the American National Standards Institute, Inc. (ANSI). We are also subject to various state and local regulations. We have appointed a laser safety officer who works with senior members of our scientific and engineering staff to ensure that our employees understand and follow relevant regulations and standards. However, these regulations and standards can be complex, vary significantly with different laser products, and are subject to change from time to time. Our failure to comply with one or more of these regulations or standards could result in civil or criminal penalties, including significant fines or bans, liability for injury to persons, some of which could be severe, or loss of business. For further discussion of risks related to Laser Safety Regulations, see Item 1A. “Risk Factors”.

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

In their report accompanying our financial statements, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2025, were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern. Our auditors have noted that our recurring losses and negative cash flow from operations and the concern that we may incur additional losses due to the reduction in government contract activity raises substantial doubt about our ability to continue as a going concern.

Our business has generated only limited revenues during the past two fiscal years and had a net operating loss during each period.

For the fiscal years ended December 31, 2025 and 2024, we had revenues of $461,727 and $2,426,609, respectively, and we had net losses of $14,872,730 and $9,174,958, respectively. We can give no assurances that our planned operations will generate revenues in the future or whether any such revenues will result in profitability.

We may need additional financing to fund our operations going forward. If we are unable to obtain additional financing on acceptable terms, we may need to modify or curtail our development plans and operations.

As of December 31, 2025, we had $6,436,082 in available cash and cash equivalents and working capital of $6,129,118. We periodically conduct private bridge financings to cover certain short-term expenses, including raising approximately $10.8 million, in the aggregate, between the second and third quarters of 2025. We believe our cash position is sufficient for the next several months, but we will likely need to raise additional capital in order to fund our operations beyond that. We must allocate funds toward SEC compliance as well as Defense Contract Audit Agency (DCAA), International Traffic in Arms Regulations (ITAR) and other federal regulatory compliance. We also need funds for general and administrative expenses, including salaries, benefits, supplies and equipment, lease expense on our headquarters, accounting, legal, and other professional fees and other miscellaneous expenses. Failure to secure sufficient financing could render us unable to fund these necessary costs and expenses. We also will require additional funding for research and development before we are able to commercialize our technology. We may secure additional government contracts or sub-contracts with larger contractors to fund additional research and development. However, we may need to raise additional capital to supplement these contracts even if we are able to secure them.

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

Our business, operating results, financial condition and liquidity may be adversely affected by changes in global economic conditions and geopolitical risks, including the ongoing military action in Iran, the inflationary environment in the United States and internationally, oil and other commodity prices, supply chain challenges, exchange rates, potential changes in policy positions or priorities, levels of government spending and deficits, the availability and cost of labor, the threat environment, trade policies, political conditions, national or international crises, including recurring global health emergencies, tariffs, trade embargoes, and other challenges that could affect the global economy, the demand for our technology and our ability to source materials and equipment. In recent years, inflationary pressures have increased labor and material costs at a higher rate than in prior years. Due to the nature of our government business, and the customer and supplier contracts within that business, we may not be able to increase our contract value or pricing to offset these cost increases, particularly with grants or fixed price contracts. This could adversely affect our operating profits and margins particularly if increased inflation continues. Similarly, increases in interest rates from recent historical lows in the U.S. and internationally could negatively impact financial markets and tighten the availability of, and increase our cost of, capital, which could have an adverse effect on our operating results, financial condition and liquidity. Tightening credit in financial markets also could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations. Similarly, such tightening credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. In addition, geopolitical and security risks could affect government priorities, budgets and policies, which could impact sales of defense and other products and services.

Changes in US government spending could negatively affect our business.

Substantially all of our current and planned near-term revenues are or may be from US government contracts and grants awarded under various programs, primarily with the DoW, prime contractors to the U.S. government, and, possibly, with intelligence, national security and other departments and agencies. Changes in US government spending for various reasons, including as a result of potential changes in policy positions or priorities, could negatively impact our results of operations, financial condition and liquidity. Our programs are subject to US government policies, budget decisions and appropriation processes which are driven by macroeconomic and geopolitical factors as well as Congress’s ability to enact, and the administration’s willingness to execute, appropriations bills and other legislation. In recent years, the US government has been unable to complete its budget process before the end of its fiscal year, resulting in government shutdowns and Continuing Resolutions emergency funding only at prior-year levels. In addition, failure to raise the debt ceiling could cause the U.S. government to default on debts which it has already incurred. U.S. government spending levels and available program funding are thus hard to estimate in the medium- and long-term. Significant changes in U.S. government spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition and liquidity.

The establishment of the Department of Government Efficiency (DOGE) whose mission was to sharply reduce federal spending, including reviewing defense spending for possible waste, fraud and abuse has made securing funding for existing and new government contracts challenging. Although DOGE was disbanded in November 2025, many of its functions and personnel were absorbed into various federal agencies, including the DoW, and its principles and agenda to cut spending may continue in other forms. The termination of government employees responsible for payment of invoices can slow down payments under our contracts and disrupt our cash flows from operating activities which, if prolonged, could cause the loss of our business. The current budgetary and deficit funding environment, continuing inflation, tariffs and other ongoing supply chain disruptions, and DOGE, among other items, pose significant risks to the company.

During the quarter ended June 30, 2025, the company received notifications regarding loss of funding on two contracts. Funding ceased for one of these contracts although it is still in effect, and no stop-work order was received. With respect to the second of these contracts, the company was notified that no further funds are available and advised to stop work on it. Receipt of additional amounts under this contract, including for any work to be performed, is in doubt. The company has ceased working under and recording revenue for each of these contracts, and receipt of additional amounts under them is in doubt. The company intends to continue working in parallel on this technology as part of its ongoing internal research and development program.

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

During the quarter ended June 30, 2025, the company received notifications regarding loss of funding on two contracts. Funding ceased for one of these contracts although it is still in effect, and no stop-work order was received. With respect to the second of these contracts, the company was notified that no further funds are available and advised to stop work on it. The company intends to continue working in parallel on this technology as part of its ongoing internal research and development program, but the company ceased recording revenue for each of these contracts, and receipt of additional amounts under them is in doubt.

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

Protecting our intellectual property rights is critical to our ability to maintain and protect the value of our intellectual property portfolio. We hold a number of United States patents and patent applications, as well as trademarks, and registrations which are necessary and contribute significantly to the preservation of our competitive position in the market. Any of these patents or future patent applications and other intellectual property could be challenged, invalidated or circumvented by third parties. In some instances, we may seek to augment our technology base by licensing the proprietary intellectual property of others, but we may be unable to obtain necessary licenses or to secure them on commercially reasonable terms. We have entered into confidentiality and invention assignment agreements with employees and consultants and nondisclosure agreements with suppliers, potential job candidates, and appropriate customers so as to limit access to and disclosure of our proprietary information. These measures may not suffice to deter misappropriation or independent third-party development of similar technologies. Based on our current financial condition, we may not have the funds available to enforce and protect our intellectual properties. Certain of our patents are Government Sensitive Patent Applications, meaning they are held under secrecy orders of the US government which limits our ability to develop technology under them although their expiration date is extended until such time as they are no longer classified. We also hold many of our intellectual property in the form of trade secrets, which may be difficult or impossible to protect in certain circumstances. In order to manufacture products, we may need to contract with third parties who have manufacturing capabilities which we do not have. In such instances, we may face the risk of our intellectual property being misappropriated.

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

We may face liability for injury to persons within or outside of the company, or damage to property, and incur obligations, liabilities and costs under environmental, health and safety (EHS) laws, if we fail to adhere to laser safety standards or broader EHS requirements.

As we test and develop laser products, we are subject to laser safety regulations and industry standards. We are also subject to workplace regulations and safety standards for employees working with and around laser products and technology. These regulations and standards may include, among others, regulations promulgated by the US Federal Aviation Administration, the US Food and Drug Administration, the Occupational Safety and Health Administration, the Arizona Radiation and Regulatory Agency, and standards set forth by the Laser Institute of America and approved by the American National Standards Institute, Inc. (ANSI). We are also subject to various state and local safety regulations. We currently use, handle, store, and periodically dispose of relatively small quantities of chemicals used in our development process, such as acetone and isopropyl alcohol. We are subject to regulations regarding their disposal. Any increase in the type or use of such chemicals could subject us to increased regulation.

We have appointed a Laser Safety Officer (LSO) who works with senior members of our scientific and engineering staff to ensure that our employees understand and follow relevant regulations and standards. However, these regulations and standards can be complex, may require specialized facilities, equipment and training, vary significantly with different laser products, processes and materials, and are subject to change from time to time (including through the adoption of more stringent EHS requirements). Our failure to comply with one or more of these regulations or standards could result in civil or criminal penalties, including significant fines or bans, liability for injury to persons or damage to property, some of which could be severe, or loss of business. In addition, future developments, such as more aggressive enforcement policies from the U.S. federal government, or the discovery of presently unknown environmental conditions, may require expenditures that could have a material adverse effect on our business, financial condition and results of operations. We may also face more stringent regulations if our operations require the use, handling, storage, transportation and disposal of hazardous materials.

As we progress from primarily conducting research to outdoor demonstration and product development, we could become subject to product liability claims which could be expensive, divert management’s attention and harm our business. If we ultimately undertake to manufacture our own laser products, we could face costly product recalls or warranty claims.

As we work to develop and demonstrate prototypes and eventually produce and sell products to customers, our business exposes us to potential liability risks that are inherent in the production, demonstration, manufacturing, marketing and sale of laser products to customers. We may be held liable if any of our products under development or other future products cause injury or death or are otherwise malfunction during demonstration or usage.

Our products under development are expected to incorporate sophisticated laser components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after delivery and use by customers. While we believe our technology will be safe, users may allege or possibly prove defects, some of which could be alleged or proved to cause harm to users or others. While most of our laser technology is considered “eye-safe,” certain of our products under development are designed to operate in bands that could cause harm to vision or even total blindness. These products will require safety precautions and procedures, both by our internal team during product development and demonstrations and by prospective customers during demonstrations or customers using these products.

In addition to the foregoing, we have begun testing our prototypes at testing ranges outside of our laboratory facilities. These facilities are general in remote areas and configured so as to make testing relatively safe if certain protocols identified by our LSO are followed. While we endeavor to comply with all applicable safety regulations promulgated by the relevant agencies, including without limitation, the Occupational Health and Safety Administration (OSHA), the Federal Aviation Administration and the Food and Drug Administration, as well as any applicable requirements under state law, we cannot be certain that testing of our lasers will not cause serious harm or injury either to personnel involved with the testing or third parties.

A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. We cannot guarantee that we will be able to obtain products liability insurance; if we do, however, the coverage limits of any insurance policies that we may choose to purchase to cover related risks may not be adequate to cover future claims, and the cost of insurance, if obtainable, could be prohibitive. If sales of our products increase or we suffer future product liability claims, we may be unable to maintain product liability insurance in the future at satisfactory rates or with adequate amounts. Similarly, the potential risks associated with some of our lasers could result in substantial premiums for workers compensation insurance.

We intend to advance our products to manufacture, whether in contract with one or more third parties or in our own facilities, we could also face product recalls or warranty claims. A product liability claim, any product recalls or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design or manufacturing process, any of which could harm our reputation and result in a decline in revenue, each of which would harm our business.

Moreover, if a product we designed or manufactured is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we may be required to notify regulatory authorities and/or to recall the product. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other penalties. The adverse publicity resulting from any of these actions could adversely affect the perception of customers and potential customers. These investigations or recalls, especially if accompanied by unfavorable publicity, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business.

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

In addition, the market for our technologies and products may not develop or expand as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce any ability to generate revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing or differing technologies which gain market acceptance in advance of our products. The possibility that our competitors might develop new technology or products might cause our existing technology and products to become obsolete or create significant price competition. If we fail in our new product development and commercialization efforts, or our products fail to achieve market acceptance more rapidly than our competitors, our revenue will decline and our business, financial condition and results of operations will be negatively affected. We rely on testing ranges owned and operated by third parties for outdoor testing of our technology. These outdoor testing facilities can be shut down, expensive, or offer only limited time slots for their use.

We heavily depend on key personnel for the successful execution of our business plan. The loss of one or more key members of our management team could have a material adverse effect on our business prospects.

We are highly dependent upon Christopher Donaghey, our President and Chief Executive Officer and Stephen McCahon, our Chief Science Officer. We depend on Dr. McCahon’s decades of expertise for the marketing and development of our technology. We also depend upon their global visibility and outreach as well as Mr. Donaghey’s and our directors’ networks of contacts and experience to recruit key talent to the company. We do not have key-person insurance on any of these individuals. Loss of the services of any of these key members of our management team, or of our Board of Directors’ ability to identify and hire key talent, could have a material adverse effect on our business prospects, financial condition and results of operations. Although a key component of our growth strategy is succession planning and hiring additional key personnel, we may be unable to achieve this in the near term given constraints in the labor market and our interest in recruiting highly qualified professionals.

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

Given the highly specialized nature of our technology, the potential market for our products is limited to a relative few potential customers who tend to allocate significant budgeted amounts to selected projects. Currently, we are marketing our technology and focusing our research and development on the defense sector, in which demand is ultimately determined primarily by the US federal defense budget and the needs and priorities of the DoW and its various agencies. The potential customers in this area are defense agencies for direct contracts and major defense contractors for subcontracts. Thus, the demand for our products depends on their needs for our technology and selecting us for research and development. Although we intend to diversify into other applications for our technology and markets, we cannot be certain that opportunities in those markets will present themselves when we are ready, or that we will otherwise be able, to do so.

Our reliance for our business on a single facility subjects us to concentration risks.

We currently operate our business from a single location in Tucson, Arizona. Due to the lack of diversification in our assets and geographic location, an adverse development at or impacting our facility or in local or regional economic or political conditions could have a significantly greater impact on our results of operations and financial condition than if we maintained more diverse assets and locations. While we implement preventative and proactive maintenance at our facility, it is possible that we could experience prolonged periods of reduced production and increased maintenance and repair costs due to equipment failures. In addition, because of our single facility and location, in certain cases we rely on limited or single suppliers for significant inputs, such as electricity. We are also reliant on the adequacy of the local skilled labor force to support our operations. Supply interruptions to or labor shortages or stoppages at our facility could be caused by any of the aforementioned factors, many of which are beyond our control, and would adversely affect our operations and we would not have any ability to offset this concentrated impact with activities at any alternative facilities or locations.

We are subject to certain regulations and requirements for our facility and personnel security clearances, which are prerequisites to our ability to perform on classified contracts for the U.S. Government.

A facility security clearance is required for a company to perform on classified contracts for the DoW and certain other agencies of the U.S. Government. Security clearances are subject to regulations and requirements including the National Industrial Security Program Operating Manual (“NISPOM”), which specifies the requirements for the protection of classified information released or disclosed in connection with classified U.S. Government contracts.

We require certain facility and personnel security clearances to perform any anticipated classified U.S. government related business. As such, we must comply with the requirements of the NISPOM and any other applicable U.S. Government industrial security regulations. If we were to violate the terms and requirements of the NISPOM or any other applicable U.S. Government industrial security regulations (which apply to us under the terms of classified contracts), any of our cleared facilities could lose its facility security clearance. We cannot be certain that we will be able to maintain our facility security clearance. If for some reason our facility security clearance is invalidated or terminated, we would not be able to continue to perform on classified contracts and would not be able to enter into new classified contracts, which could adversely affect our ability to generate revenues. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to classified information, inability to obtain further U.S. government contract, or potentially debarment as a government contractor

We currently maintain significant cash balances at a commercial bank which could exceed the FDIC insurance limits and do not always earn a significant return.

We maintain a large percentage of our cash balances with Western Alliance Bank. At times, our bank balances exceed FDIC limits. As of December 31, 2025, $6,180,178 of our cash balance was uninsured. From time to time, significant portions of our cash balance earn little, if any, interest. We continue to monitor our banking arrangement and have taken measures to diversify our cash holdings into interest-bearing cash equivalents and auxiliary cash accounts to maximize our insurance coverage. We continue to monitor our banking arrangement and have taken measures to diversify our cash holdings into interest bearing cash equivalents and auxiliary cash accounts to maximize our insurance coverage.

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

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification would severely and adversely affect any market liquidity for our common stock.

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

Historically, the SEC staff has taken the position that Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like AE. The SEC has codified and expanded this position in certain amendments to Rule 144 by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

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

As of March 27, 2026, we had outstanding 223,836,331 shares of common stock. Approximately 100 million of our shares are currently freely trading without restriction under the Securities Act. Most of the remaining shares have been held by their holders for over one year and are thus eligible for sale under Rule 144(k) of the Securities Act. Sale of these shares into the market could depress our stock price. This is particularly true in an illiquid market characterized by limited trading volume. The market for shares of our common stock is subject to a limited trading volume and at times is volatile. The thinly traded nature of our common stock could make it difficult to sell shares at or near ask prices, if at all, particularly as additional shares enter the market for sale.

Provisions of our corporate charter documents could delay or prevent change of control.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of “blank check” preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. In addition, our Certificate of Incorporation divides our board of directors into three classes, serving staggered three-year terms. At least two annual meetings, instead of one, will be required to effect a change in a majority of our board of directors. The designation of preferred stock in the future and the classification of our Board of Directors, could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. Moreover, the holders of our outstanding Series A Preferred Stock have a right to put their shares to the company for an amount equal to the liquidation preference of approximately $340,000 plus unpaid dividends (approximately $433,000 as of December 31, 2025), in the event of a change of control. Such right could hinder our ability to sell our assets or merge with another company.

The redemption and dividend provisions of our outstanding preferred stock are onerous due to our current financial condition.

The company has redeemed substantially all of its outstanding preferred stock. At December 31, 2025, 13,602 shares were outstanding with a liquidation preference of approximately $340,000 and unpaid dividends of approximately $431,000. As of March 27, 2026, the liquidation preference of our outstanding preferred stock plus unpaid dividends thereon was approximately $442,000. If an event occurs that would require us to redeem the preferred stock, we may not have the required cash to do so.

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

Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock. As of March 27, 2026, we had approximately 223,836,331 shares of common stock issued and outstanding. If funding opportunities present themselves on favorable terms, we may issue additional shares to fund our business or in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our company could occur. The issuance of additional shares of common stock may also adversely affect the market price of our common stock, particularly given the historically low trading volume in the market for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a company in general, and particularly, as a government contractor, we understand the critical need to maintain all data and information systems in the safest, most secure manner. Accordingly, our approach to cybersecurity is multi-tiered and comprehensive. Our board of directors ultimately oversees our processes for assessing, identifying and managing material risks from cybersecurity threats. Our management, together with third party contractors, makes these assessments and periodically provides the board with a report and evaluation, including risk mitigation strategies. This report would also include any cybersecurity-related incidents which would give rise to a reporting requirement for the company. Although we consider our program for mitigating cybersecurity risks to be part of an overall risk mitigation strategy, we consider it a separate set of processes because of the unique concerns with keeping our and our customers’ data secure. As part of our general assessment and establishment of the company’s risk management and internal controls policies and procedures, we are in the process of finalizing and adopting an Information Technology Governance Policy, together with procedures pertaining to cybersecurity and, in particular, processes to oversee and identify risks from cybersecurity threats associated with the use of third-party service providers.

Our Chief Executive Officer works with our information technology (IT) consultants to assess any reasonably foreseeable internal and external risks to our information systems, including the likelihood of malware, ransomware, cyber espionage, and any other cybersecurity threats. Through these risk assessments, management seeks to determine the likelihood of, and potential damage that could result from, such risks, and the sufficiency of existing systems and safeguards in place to manage them. Our IT consultants continually monitor our systems for any attempted, unauthorized entries or breaches and report this information to management on a quarterly basis. Information gathered from these processes enable our IT consultants to make any necessary adjustments to our systems and address any identified gaps in existing safeguards.

Our IT consultants also provide guidance and support with respect to protecting our information systems from these various threats. This includes advising both management and other personnel on the best practices for keeping these systems safe and a training program that includes random testing for weaknesses.

Certain customer contracts require that we maintain a heightened level of information security and set out specific protocols to which we must adhere to safeguard covered data and other information. Our CEO, who has expertise in government contracting and related data and information controls, assesses these requirements on behalf of the company in consultation with our IT consultants to determine the necessary network architecture and infrastructure for all of these requirements and ensures that proper protocols are implemented and that our personnel adhere to them. This includes special, additional training for personnel on handling of various levels of customer information.

We have not encountered cybersecurity threats or incidents that have materially affected our business strategy, financial condition, or operations. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

ITEM 2. PROPERTIES

Our Facilities

Our main headquarters are located at the University of Arizona Science and Technology Park at 9070 S Rita Road, Suite 1500, Tucson, AZ 85747. This location consists of approximately 13,000 rentable square feet of offices, conference rooms, and laboratory/production space; and approximately 9,805 usable square feet suite of administrative office space. Having these two separate spaces enables us to separate AE’s public facing facilities from the restricted access space of the science and research laboratory. This location is outfitted with:

●	4,830 sq ft. Class 1000 cleanroom

●	Multiple integrated laser labs

●	Secure server room with network capability

●	Dedicated inventory, shipping and receiving areas ITAR, DCSA, and NIST compliant

●	Shop assembly area (outside of cleanroom)

We also rent approximately 6,000 square feet of development, testing and manufacturing space, known as the Battle Lab, with capacity and planned critical infrastructure to fulfill both current, and possible future, U.S. military priorities. With this expansion, the company now occupies, in the aggregate, approximately 26,000 sq. ft. of space at the Arizona Tech Park. The Battle Lab supports laser system testing against relevant targets and emerging threats, enables technology maturation, and serves as a venue for customer and partner demonstrations under certain realistic and controlled conditions. The facility also provides the capability to manufacture, integrate, and test advanced lasers as Applied Energetics makes the anticipated transition of its technology to the next stage of its lifecycle.

Our aggregate rent expense, including common area maintenance costs, was approximately $359,000 and $318,000 for 2025 and 2024, respectively. For 2025, this included the cost of an option to lease the Battle Lab space until it was exercised and the rent on the Battle Lab space thereafter. We believe these facilities are adequate for our current and expected level of operations.

See Note 7 to our 2025 Consolidated Financial Statements, which is incorporated herein by reference for information with respect to our lease commitments as of December 31, 2025.

ITEM 3. LEGAL PROCEEDINGS

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum (GKN) and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, GKN and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, GKN and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. Motions for summary judgment in the case are fully briefed, and the judge held oral arguments on August 7, 2025. On September 17, 2025, the court issued an Opinion and Order denying both parties’ motions for Summary Judgment. . The parties have scheduled a mediation for April 23, 2026. The pre-trial conference, originally set for October, has been extended to May 20, 2026, to accommodate the mediation. No date has been set for trial.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

The company may, from time to time, be involved in legal proceedings arising from the normal course of business.

ITEM 4. Mine Safety DisclosureS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is currently quoted for trading on the OTCQB Market, trading under the symbol “AERG”. On March 27, 2026, the closing price of our common stock on the OTCQB Market was $1.28. Over-the-counter market quotations, such as on the OTCQB, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 27, 2026, there were approximately 380 holders of record of Applied Energetics’ common stock.

Unregistered Sale of Securities and Use of Proceeds

The company has reported all information pertaining to issuances of equity securities during the period covered by this Annual Report on Form 10-K in previously filed report on Forms 10-Q and 8-K.

Dividends

Dividends on our preferred stock are payable quarterly on the first day of February, May, August and November, in cash or shares of common stock. We paid dividends via the issuance shares of common stock on our 6.5% Series A Convertible Preferred Stock in 2011. We paid cash dividends on our 6.5% Series A Convertible Preferred Stock in 2012 and February and May 2013. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividends due as of December 31, 2025 and March 27, 2026 were approximately $431,000 and $442,000, respectively. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, because we did not have a surplus (as such term is defined in the Delaware General Corporation Law) as of December 31, 2014. Our Board anticipates continuing such suspension until such time as we have a surplus, or net profit, for a fiscal year.

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

AE owns and protects intellectual property that is integral and necessary for the development of Ultrashort Pulse (“USP™”) Lasers, Laser Guided Energy (“LGE®”) and Direct Discharge Electrical products for military and commercial applications. AE currently owns 25 patents and an additional nine Government Sensitive Patent Applications (“GSPA”). These GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights, including having no expiration date until such time as they are no longer classified after which they will have the normal 20-year patent protection. The company also has three pending patent applications and one provisional patent application which is undergoing conversion to its non-provisional form. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage. We conduct research and development efforts under contracts and on an internal basis as we move toward product development and testing.

During the past several years, substantially all of our operating revenues have derived from contracts with DoW agencies and a major research university. Along with the performance of these contracts, we have conducted internal research and development efforts, building a team of scientists and engineers and establishing our testing facilities in the Battle Lab. We have also begun testing products in remote testing field locations, some of them private and some of them run by government agencies or universities. During the past year, our efforts in this area have been focused on preparing for and conducting these tests and preparing product demonstrations.

AE continues to expand its technical capabilities and administrative capacity with the addition of employees, consultants and contractors, and agreements with leading laser and optics universities in the country. AE also works with a team of contractors to strengthen our compliance, IT, technical staff, human resources and public relations.

Recent Developments and Trends

Effective May 17, 2025, the company received a requisition from the University of Rochester in the amount of $181,639. This is part of a contractual arrangement with the university in the approximate amount of $250,000 to support its Laboratory for Laser Energetics (LLE) for ongoing efforts to explore pulsed laser technologies. Work on the contract commenced on July 10, 2025 with a meeting at Applied Energetics headquarters in Tucson, AZ with Dr. Jon Zuegel, Laser Development and Engineering Division Director and a Senior Scientist at the LLE to discuss the research to be provided by the company. We completed work under the requisition and have worked with the University of Rochester to plan and commence work on the next phase. We have submitted our portion of the proposal for the next phase and are awaiting receipt of the formal contract revision.

During 2024 and through mid-2025, we continued work on our 2023 contract with the Office of Naval Research (ONR) to develop a high-peak and high-average power USP optical system which had an aggregate contract price of $1.99 million payable over two years as the company delivered its work. In the second quarter of 2025, the company was notified that no further funds were available for this contract and advised to stop work on it. The contract is now closed, and receipt of additional amounts under it, including for any work to be performed, is in doubt. The company has continued working in parallel on this technology as part of its ongoing internal research and development program.

During 2024 and through mid-2025, we continued work on our other contract with the ONR to accelerate the development and testing of Infrared (IR) optical technology with an ultrashort pulse laser (USPL) system, under a base period of performance through November 11, 2024 and a 12-month unfunded option period that was to end November 11, 2025, which had transitioned from a grant in March of 2024, with a ceiling value of $1,217,535. On September 4, 2024, the company received a funding increase of $237,647 which brought the total funding on the contract to $1,455,182. During the quarter ended June 30, 2025, the company was notified that funding had ceased for this contract. In the fourth quarter of 2025, the Company received notice that the contract was closed. The company has ceased recording revenue for this contract, and receipt of additional amounts under it is in doubt. The company has continued working in parallel on this technology as part of its ongoing internal research and development program.

During the second quarter of 2023, we executed a Phase II Small Business Technology Transfer (STTR) contract with the U.S. Army at an aggregate contract price of $1.148 million payable over two years as the company performs its obligations thereunder, with the first year currently funded. The objective of this Phase II award was to further the development and testing of an IR laser system utilizing technologies that were investigated under the US Army Phase I STTR contract which the company was awarded in May 2022. This Phase II contract followed a successful Phase I which established a computational concept with physical modeling and simulation to establish the feasibility of an IR laser system. Phase I was performed in collaboration with the James C. Wyant College of Optical Sciences at the University of Arizona. On May 9, 2025, the company entered into a no-cost modification to continue work on the contract through November 14, 2025. The company also amended its related agreement with the University of Arizona consistent with this extension. In the fourth quarter of 2025, we completed work on this contract and received full payment from the customer.

Throughout 2024 and the first half of 2025, as we continued work on each of these contracts, we recognized revenues as we performed these services and recorded related costs. Costs under these firm fixed fee contracts were affected by supply chain disruptions, and shortages of items like semiconductor chips, and related systemic issues, and general inflation although to a lesser extent than in the preceding years. Micro-electronic and semiconductor chip shortages are still impacting supply chains, and as such, can impact our ability to execute and deliver technology to meet demands of our customers. Certain optical transmitting components are also in short supply. These costs and supply issues also may affect any internal research and development programs, and we anticipate that they will continue for at least the near term.

During the year ended December 31, 2025, as the next phase of its collaboration with Kord Technologies, Inc.(“Kord”), the company purchased from Kord a specially modified FIREFLYTM High Energy Laser Weapon System (HELWS) unit which the company has used to work on the development and integration of its proprietary Ultrashort Pulse technology in its Battle Lab, with the assistance of Kord personnel under a related services agreement. Throughout 2025 and into 2026, the company is working on the design and integration of USP technologies onto the Kord Firefly platform. With recent upgrades and advances to the FIREFLYTM system, the company looks to continue integration onto the updated platform.

In July 2024, the company exercised an option to lease more than 5,000 square feet of additional space at the University of Arizona Tech Park to create our Battle Lab. The company exercised the option to lease this additional space under the June 7, 2023, amendment to its Lease Agreement with Campus Research Corporation, as Landlord. In February 2025, we announced the opening of the Battle Lab, which is initially being used as a testing and demonstration space for the company’s lasers and prototypes. The Battle Lab is also expected to provide the capacity to manufacture and integrate advanced lasers as Applied Energetics makes the anticipated technology transition to the next stage of its lifecycle. The company has installed equipment to test and demonstrate multiple ultrashort pulse lasers with varying wavelengths against relevant target packages in the Battle Lab and has performed such testing and demonstrations.

During the fourth quarter of 2025 and the first quarter of 2026, the company began conducting field tests of certain of its lasers. To do so, it has made arrangements to use existing testing facilities maintained by third parties, including a private entity and a research university. The costs and availability of these testing facilities vary, depending on prior reservations and the minimum length of time needed for each field test. To facilitate these testing outings and make the time spent in the field more efficient, the company has also purchased an ATC Command/Response Trailer which is outfitted with a ramp door for access to the laser being tested, air conditioning for climate control, a generator, and workstations to enable the team to make adjustments to the lasers being tested in real time in the field. To date, our team has conducted four such field tests, and in the fourth of these, we completely disabled the sensor on a drone at a range that meets specifications provided to us by prospective customers.

The current budgetary and deficit funding environment, continuing inflation, tariffs and other ongoing supply chain disruptions, the appropriations process, federal government shutdowns, and budget cuts, among other items, all continue to create significant short and long-term challenges and risks to the company and its business development endeavors. It is difficult to forecast the effect that any future tariffs will have on our ability to source raw materials, supplies, and equipment needed to continue our operations both for the performance of our ongoing contractual obligations and our internal research and development efforts. Moreover, the cuts to funding and reductions in federal government personnel can impact our cash flows and ability to continue operating. Many of these cuts are proposed to the Departments of War and Homeland Security budgets which are the focus of much of our business development efforts. However, we remain optimistic that the innovative nature of our technology and its novel approach to addressable threats position the company for development, growth, and market opportunities.

Certain mitigating factors could blunt any potential impact of these changes on our industry. The DoW and others in the administration have indicated that funding for innovation and novel technologies will continue to be a priority, and directed energy has been discussed as part of this trend. Also, many of the cuts are being challenged in court and, in some cases, reversed either because of judicial rulings or policy reversals. However, it is difficult to predict precisely where funds will be cut or allocated, and even a general reduction in force can make administrative functions, such as finalizing contracts and government payment processing, challenging. These factors could severely impact our cash flows and our ability to continue operating.

Geo-political events continue to affect our business. In particular, the ongoing military action in the Middle East has restricted the flow of oil and liquid natural gas worldwide and is driving up the price of goods and services which include supplies, materials and equipment which we need for our business. Also, certain economic events and policies, such as tariffs and embargoes, tend to be inflationary and contribute to drive up costs.

Neither of the US federal budgets for fiscal 2025 or 2024 were approved by Congress by the start of the corresponding U.S. federal government fiscal year, which is October 1 of the preceding year. In both 2025 and 2024, Congress passed, and the president signed, continuing resolutions (“CRs”), to extend federal government funding through specified dates. The final Defense Appropriations Bill for fiscal 2024 was signed into law on December 23, 2023 and included increases in areas of particular interest to the company. A full year Continuing Resolution, H.H. 1968, was passed and signed into law on March 15, 2025, and extended through September 30, 2025.

For fiscal year 2026, which started on October 1, 2025, the National Defense Authorization Act (NDAA) was delayed, but on December 18, 2025, the-president signed the 2026 NDAA into law (P.L.-119-60). The NDAA sets defense spending policies, while the separate appropriations bills comprising the federal budget fund government spending, including spending on defense and homeland security. This impacts all proposals under review by the DoW. The federal government experienced a funding gap beginning on October 1, 2025—the start of FY2026—and ending when the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026 (P.L. 119-37), was signed into law on November 12, 2025. On February 3, 2026, the president signed the Consolidated Appropriations Act, 2026 (P.L. 119-75). This bill included Defense Appropriations, and all previously unfunded agencies except for Homeland Security.

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

The fair value of each option grant is estimated at the date of grant using the Black-Scholes-Merton option valuation model. We make the following assumptions relative to this model: (i) the annual dividend yield is zero as we do not pay dividends on our common stock, (ii) the weighted-average expected life is based on a midpoint scenario, where the expected life is determined to be half of the time from grant to expiration, after taking into account the vesting period, (iii) the risk free interest rate is based on the U.S. Treasury security rate for the expected life, and (iv) the volatility is based on the level of fluctuations in our historical share price for a period approximately equal to the weighted-average expected life. We estimate forfeitures when recognizing compensation expense and adjust this estimate over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

Results of Operations

Our consolidated financial information for the years ending December 31, 2025 and 2024 is as follows:

	2025	2024	$ Change	% Change
Revenue	461,727	$2,426,609	(1,964,882)	(81)%
Cost of revenue	(212,620)	(1,480,093)	(1,267,473)	(86)%
General and administrative	(12,159,328)	(9,509,860)	2,649,468	28%
Selling and marketing	(1,350,026)	(374,710)	975,316	260%
Research and development	(1,670,004)	(239,060)	1,430,944	599%
Other income	57,521	2,156	55,365	2568%
Net loss	(14,872,730)	$(9,174,958)	5,697,772	62%

Revenue

Revenue decreased by approximately $1,965,000, or 81%, to approximately $462,000 for the year ended December 31, 2025, from approximately $2,427,000 for the year ended December 31, 2024. The decrease in revenue was primarily the result of the suspension of work on two active customer contracts. In April 2025, we were notified by a customer that no further funds were available for two of our contracts, resulting in a decrease in revenue for the period. Although the contracts remain open, the Company was advised to stop work and has accordingly suspended all activities under those contracts. Despite the suspension, the Company continues to advance the underlying technology through its internal research and development efforts. Both the customer and the Company are actively seeking alternative sources of funding, including from within the original contracting agency and other departments of the DoW.

Cost of Revenue

Cost of revenue decreased by approximately $1,267,000, or 86%, to approximately $213,000   for year ended December 31, 2025, from $1,480,000 during the year ended December 31, 2024. The decrease was primarily attributable to the suspension of two active customer contracts during the second quarter of 2025 after the Company was notified that the contracts were unfunded. As a result, work under those contracts was suspended, which reduced contract labor and materials costs. Additionally, during the period the Company shifted a portion of its operational focus toward internal research and development activities.

General and Administrative

General and administrative expenses increased approximately $2,649,000, or 28%, to $12,159,000 for the year ended December 31, 2025, compared to approximately $9,510,000 for the year ended December 31, 2024. The increase primarily relates to higher payroll and related costs of approximately $584,000, increased professional fees of approximately $258,000, and $1,400,000 of stock-based compensation expense. The increase also includes materials and supplies of approximately $215,000 and other general and administrative expenses of approximately $170,000.

Selling and Marketing

Selling and Marketing expenses increased approximately $975,000, or 260%, to $1,350,000 for the year ended December 31, 2025, compared to approximately $375,000 for the year ended December 31, 2024,  primarily due to an increase of approximately $758,000 related to the development and installation of the Battle Lab and related demonstrations of our technology as well as an increase of approximately $205,000 for labor and the increase in business development activities.

Research and Development

Research and development expenses increased approximately $1,431,000, or 599%, to $1,670,000 for the year ended December 31, 2025, compared to approximately $239,000 for the year ended December 31, 2024, primarily due to an increase in labor costs of approximately $844,000 and material costs of approximately $587,000 associated with continued development of our USP laser technologies and programs which remain in place as we continue to work on them.

Other Income/(Expense)

Other income increased approximately $55,000, or 2568%, to $57,000 for the year ended December 31, 2025, compared to other expenses of $2,000 for the year ended December 31, 2024. The change was primarily attributable to the write-off of an obligation of approximately $50,000, as management concluded that the obligation was no longer probable of settlement and the balance was derecognized from the Company’s balance sheet. In addition, the period-over-period fluctuation was impacted by higher average cash balances, which resulted in an increase in interest income earned during the year.

Net Loss

Our operations in 2025 resulted in a net loss of approximately $14,873,000, an increase of approximately $5,698,000, or 62%, compared to the approximately $9,175,000 net loss for the year ended 2024, primarily due to increases in general and administrative, selling and marketing, and research and development expense, as well as lower revenue.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In their report accompanying our financial statements for the year ended December 31, 2025, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so for one year from the date the financial statements are issued based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At December 31, 2025, the company had total current assets of $6,969,464 and total current liabilities of $840,346 resulting in working capital of $6,129,118. At December 31, 2025, we had $6,436,082 cash and cash equivalents, an increase of $6,271,270 from $164,812 at December 31, 2024.

During the year ended December 31, 2025, the net cash outflow from operating activities was $9,237,951 This amount comprised primarily of our net loss of $14,872,730. This was offset by non-cash stock-based compensation expense of $5,136,473, amortization of prepaid assets of $140,893, depreciation and amortization expense of $282,200, and the amortization of right of use assets of $263,430. Additionally, net cash used from changes in assets and liabilities totaled $188,217. This included a decrease in accounts receivable of $335,839, and, accrued expenses and compensation of $179,044. This was offset by an increase in prepaids and deposits of $350,147, right of use liabilities of $265,380, accounts payable of $37,573, and due to related parties of $50,000.

During the year ended December 31, 2025, the net cash outflow from investing activities was $1,234,734. This was for the purchase of equipment.

During the year ended December 31, 2025, net cash provided by financing activities was $16,743,956. This amount consisted of $16,794,248 in proceeds from sale of common stock and $126,467 from the exercise of options and warrants, which were offset by $17,434 tax withholdings related to the share settlement of RSUs and $159,325 of repayment of an insurance premium loan.

Based on the company’s current business plan, we believe our cash balance as of the date of this report, along with anticipated contract revenue, will be sufficient to meet the company’s anticipated cash requirements for the near term. However, we cannot be certain that the current business plan will be achievable. In addition, we recently received verbal notice that funding under two of the company’s contracts has been discontinued, as described under Results of Operations and Ongoing Business Activities. Although these contracts are still in effect, receipt of any additional funds under them is highly uncertain, which negatively affects our anticipated cash flows from operating activities.

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

In January and February 2025, the company raised approximately $6 million through the private placement of shares of its common stock, par value, $0.001 per share, some of which were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $0.75 per share (or $0.749 per underlying share for pre-funded warrants), all to accredited, sophisticated investors.

In October 2025, the company raised approximately $11 million through the private placement of shares of its common stock, par value, $0.001 per share, some of which were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $1.80 per share (or $1.799 per underlying share for pre-funded warrants), all to accredited, sophisticated investors.

Additionally, international, macroeconomic events, including the military action in the Middle East and South America, the Russian military action in Ukraine and related economic sanctions around the globe could impact the company’s ability to source necessary supplies and equipment which could materially and adversely affect our ability to continue as a going concern. These events may also impair our ability to raise capital, including as a result of increased market volatility, or decreased market liquidity, which also affects the company’s ability to continue as a going concern. Third-party financing may become unavailable on terms acceptable to the company or at all. The impact of such events on the world economy and the specific impact on the company’s financial position and results of operations are difficult to predict. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Budgeting for upcoming expenses and costs of supplies and equipment needed to perform our existing, and any future, grants or contracts requires that we estimate factors such as inflation and geo-political events that affect such expenses and costs. Although inflation generally moderated in 2024 and 2025, recent events in the Middle East are driving it back up. In addition, the cost of labor continues to increase across certain sectors of the US and global economy which may drive up our general and administrative expenses as well as the cost of personnel working directly and indirectly on our grants and contracts, particularly given the highly skilled nature of this work. Inflation has also impacted the price of supplies and materials we must purchase in order to perform grants and contracts, some of which may have been bid on based on cost structures which were submitted during periods of lower inflation. In addition, geo-political events have further limited the number of countries from which we can source certain supplies and equipment. These limitations can range from outright prohibitions to strong discouragement based on potentially sensitive information. We continually monitor these events and the markets for needed supplies in order to make the best estimates possible, both in our internal budgeting and in any bids or proposals we submit.

Contractual Obligations:

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2025:

	Payment by Period
	Total	Less than 1 Year	1 to 5 Years

Notes payable	$48,000	$48,000	$-
Leases	1,062,788	394,256	668,532
Total	$1,100,788	$442,256	$668,532

The above table does not include the dividends on our Series A Preferred Stock. Assuming that there is no conversion of the outstanding shares of Series A Preferred Stock into shares of common stock, the dividends are approximately $34,000. each year (approximately $9,000 each quarter).

Leases

In March 2021, the company signed a five-year lease for an 11,000 usable square foot (13,000 rentable square foot) laboratory/office space in Tucson. The lease term commences May 1, 2021 and ends on April 30, 2026. The base rent is $6.7626 per rentable square foot for year one, and escalated to $9.2009 in year two, $11.4806 in year three, $13.1740 in year four and $14.9306 in year five, plus certain operating expenses and taxes.

On June 7, 2023, the company entered into an amendment to extend the term of the original lease from April 26, 2026 to July 31, 2028. Included in the lease amendment is extension space commencing on August 1, 2023. As of August 1, 2023, the company has secured additional square footage in the amount of 9,805 square feet. The initial base rent for the expansion space was $9.10 per rentable square foot for year one, and escalated to $10.20 in year two, and $11.30 in year three, and further escalates to $12.40 in year four and $13.50 in year five, plus certain operating expenses and taxes.

On July 3, 2024, the company exercised its option to least an additional 6,458 rentable square feet (5,520 usable square feet) of manufacturing space support the company’s investment in its Battle Lab. The option was at a price of $2,690.83 per month through the date of exercise. With this expansion, the company now occupies, in the aggregate, approximately 26,000 sq. ft. of space. Our aggregate rent expense, including common area maintenance costs, was approximately $359,000 and $318,000 for 2025 and 2024, respectively. This included the cost of the option until it was exercised and the rent on the Battle Lab space thereafter. These facilities are adequate for our current and expected level of operations.

Preferred Stock

The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at an initial rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance, and is payable quarterly. We have not paid dividends commencing with the quarterly dividend due August 1, 2013 and, as a result, the dividend rate has increased to 10% per annum and will remain at that level until such failure is cured. Dividends due as of December 31, 2025, and March 27, 2026, were approximately $433,000 and $442,000, respectively.

The holders of the Series A Preferred Stock have a right to put the stock to the company for an aggregate amount equal to the liquidation preference approximately $340,000 plus unpaid dividends of $433,000 as of December 31, 2025, in the event of a change in control. Dividends are payable in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement or (iii) any combination of the foregoing. As of December 31, 2025, there were 13,602 shares of Series A Preferred Stock outstanding.

Recent Accounting Pronouncements:

Refer to Note 3 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Off-Balance Sheet Arrangement:

As of December 31, 2025, we had no significant off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, the related notes and the Report of Independent Registered Public Accounting Firms thereon, are included in Applied Energetics’ 2025 Consolidated Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 primarily as a result of weaknesses in our internal control over financial reporting as described below. In response to this conclusion and in conjunction with our ongoing assessment and remediation of such internal control over financial reporting as described below, we have begun the process of strengthening the company’s disclosure controls and procedures.

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

With the assistance of independent consultants, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. This assessment also took into consideration a material weakness cited by our auditors. In particular, our auditors noted lack of segregation of duties and written policies and procedures within the accounting functions and evidence of control review in that we have not designed such policies and procedures at a sufficient level to support the operating effectiveness of controls to prevent and detect potential error. To mitigate this weakness, the company has retained the services of an independent consulting firm to conduct an assessment of our internal controls, gap analysis, and remediation recommendations. Based on our assessment under the criteria described above, the Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2025.

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

Remediation of Material Weakness

The company is committed to addressing the material weakness described above and has retained an independent consultant which has conducted a comprehensive assessment of the company’s internal controls and provided a gap analysis and recommendations for remedial measures. Management has begun to implement changes in processes designed to improve its internal control over financial reporting in accordance with some of these preliminary recommendations. Remediation will not be complete until there has been sufficient time to conclude through testing that the controls operate effectively.

Changes in Internal Control Over Financial Reporting

Other than work on remedial measures set forth above under Management’s Report on Internal Control over Financial Reporting, there has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended December 31, 2025, that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, no director or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is information with respect to our executive officer and directors:

Name	Age	Principal Position	Years Remaining in Term	Director Since	Board Committee
Bradford T. Adamczyk	57	Executive Chairman and Director	2.5	March 2018	Audit, Compensation
Christopher Donaghey*	54	President, Chief Executive Officer and Director	1.5	June 2025	N/A
Warren Spector	67	Chief Financial Officer	N/A	N/A	N/A
Gregory J. Quarles	63	CEO Emeritus, Government and Institutional Relations Executive and Director	<one	May 2019	N/A
Mary P. O’Hara	59	General Counsel, Chief Legal Officer, Secretary and Director	2.5	August 2021	N/A
Stephen W. McCahon	66	Chief Science Officer	N/A	N/A	N/A
David Spence	59	Chief Product Officer	N/A	N/A	N/A
John E. Schultz Jr.	72	Director	<one	November 2018	N/A
Michael J. Alber	68	Director	<one	April 2024	Audit (Chairman) Compensation
A. Scott Andrews	67	Director	1.5	June 3, 2025	Audit Compensation (Chairman)

*	Mr. Donaghey served as Chief Operating and Financial Officer until November 25, 2024 and continued to serve as Principal Financial and Accounting Officer for SEC reporting purposes until the appointment of Mr. Spector as Chief Financial Officer on January 28, 2026.

Bradford T. Adamczyk: Mr. Adamczyk has served as Executive Chairman of the Company since November 2021 and as Chairman of the Board since May 2019. He has been a member of the Board of Directors since March 2018, following a proxy contest that resulted in the reconstitution of the Company’s board and management team. He also served as the Company’s Principal Executive Officer from August 2018 to May 2019 during the Company’s search for a permanent Chief Executive Officer. In December 2017, Mr. Adamczyk, together with a group of shareholders, initiated a recapitalization of the Company, culminating in the March 2018 proxy process that repositioned the Company to pursue development of its technology and intellectual property portfolio. During his tenure, he has been involved in various board and strategic initiatives, including capital-raising activities, organizational buildout and retention of key personnel, assistance with legal and strategic efforts to reclaim millions of shares of Company stock, corporate outreach and preparations for a potential uplisting to a national securities exchange. Mr. Adamczyk has over 30 years of experience in investment management and financial analysis. He is the founder of MoriahStone Investment Management, established in 2013, which focuses on public equity and small-cap private investments. From 2014 to 2024, he served on the board of directors of BroVo Spirits, LLC, including as Chairman from 2018 to 2024, and continues to serve as a director. Prior to founding MoriahStone, Mr. Adamczyk was a senior securities analyst at Columbus Circle Investors, where he focused on traditional and emerging technology investments. He began his career at Morgan Stanley. Mr. Adamczyk holds an MBA from the University of Michigan and a bachelor’s degree from Western Michigan University, where he graduated magna cum laude.

Christopher Donaghey: Mr. Donaghey has served as the Company’s President and Chief Executive Officer since November 25, 2024. Prior to that date, he served as the company’s Chief Operating and Financial Officer from July 2022. He continued to function as the company’s principal financial officer through January 27, 2026. Mr. Donaghey is an experienced financial executive with extensive experience in the defense industry. From June 2018 until July 2022, Mr. Donaghey served as senior vice president and head of corporate development for Science Applications International Corporation (SAIC), a defense and government agency technology integrator, where he was responsible for executing the company’s mergers and acquisitions (M&A) and strategic ventures strategy. He joined SAIC in 2017, as senior vice president of finance for SAIC’s operations until June 2018. Mr. Donaghey is also a Co-Founder and Chairman of the Board of the Silicon Valley Defense Group, a non-profit organization whose mission is to create the nexus of pioneering ideas, people, and capital that will unlock new sources of innovation for national security and power the digital evolution of the defense industrial base. Prior to joining SAIC, Donaghey was Vice President of Corporate Strategy and Development for KeyW Corporation, a national security solutions provider for the intelligence, cyber and counterterrorism communities, where he guided the overall corporate strategy, M&A, and capital markets activities. Mr. Donaghey was also a senior research analyst for SunTrust Robinson Humphrey Capital Markets during which time, he was ranked the number one defense analyst and number two analyst overall for stock selection by Forbes/Starmine in 2005 and was named in the Wall Street Journal Best on the Street survey in 2005, 2008, and 2009. Mr. Donaghey served in the U.S. Navy Reserve where he provided scientific and technical analysis of missile guidance and control systems and advanced electronics for the Short-Range Ballistic Missile group at the Defense Intelligence Agency’s Missile and Space Intelligence Center. Donaghey earned his bachelor’s degree in mechanical engineering from Texas Tech University and served as an officer in the U.S. Navy. Mr. Donaghey also completed the Advanced Management Program at Harvard University in 2021. Mr. Donaghey served on Applied Energetics’ Board of Advisors from April 30, 2019 until becoming Chief Operating and Financial Officer.

Warren Spector: Mr. Spector was appointed to serve as the company’s Chief Financial Officer as of January 28, 2026. Prior to that appointment, he had served as Vice President of Finance since June 23, 2025. Prior to joining the company, Mr. Spector served as Chief Financial Officer of Crossroads Live, a leading producer of large-scale theatrical entertainment, operating in the US, UK, Australia, and Asia. Prior to that, he served as Chief Financial Officer of Raycom Media, previously one of the largest US privately held local media companies, providing strategic finance leadership which contributed directly to its later acquisition by Gray Television for approximately $3.35 billion. He also serves on the Board of Directors of BroVo Spirits. Mr. Spector holds an MBA from UCLA’s Graduate School of Management and a bachelor’s degree in economics from UCLA. He is a CPA (inactive) and has extensive experience working with boards of directors, audit committees, lenders, and investors across both private-equity-backed and publicly traded companies. As Chief Financial Officer, Mr. Spector oversees all finance, accounting, treasury, and reporting functions, including SOX readiness, audit and internal controls, and capital markets strategy.

Gregory J. Quarles: Dr. Quarles has served as the CEO Emeritus and as the Executive for Government and Institutional Relations, since November 25, 2024. Prior to this time, he served as the company’s Chief Executive Officer and as a company director effective May 2019, and as President from January 2021. Prior to May 2019, he had served on the Company’s Scientific Advisory Board since March 18, 2017. Before joining Applied Energetics, Dr. Quarles spent eight years with Optica (formerly, The Optical Society of America) in Washington D.C., both as a member of the Board and the Executive Committee (three years) and more recently as the Chief Scientific Officer (five years). His responsibilities at Optica encompassed a broad range of scientific, technical and engineering infrastructure, and included content development for the Optica meetings portfolio, along with many other related projects, highlighted by his reports to Congress. Moreover, Dr. Quarles had been personally involved through Optica, in the establishment of many crucial partnerships involving major R&D laboratories and global agencies worldwide. This involvement included being a long-standing member of the U.S. Department of Commerce, Bureau of Industry and Security, and Sensors and Instrumentation Technical Advisory Committee. In addition to his executive leadership, Dr. Quarles is a well-respected member of the laser development community globally with over 35 years of experience since the award of his Ph.D. from Oklahoma State University. He has served on the board of directors of Nanocerox, Inc., a private company, since 2011, and on the Physics Department Advisory Board of Oklahoma State University, and the LLE Advisory Board of the University of Rochester, since 2017 and 2021, respectively. He is a Fellow in both the SPIE and Optica, a Senior Member of the IEEE and received the Memorial D.S. Rozhdestvensky Medal from the Russian Optical Society (2015). In 2016, he joined the Oklahoma State University CAS Hall of Fame, and in 1996 received the R&D 100 Award for the Ce:LiSAF Laser System.

Mary P. O’Hara: Ms. O’Hara was appointed to the Board of Directors on August 20, 2021. Ms. O’Hara was appointed General Counsel and Chief Legal Officer in January 2022 and Secretary in September 2022. She has been in private law practice for over thirty years and has broad experience in all facets of securities, corporate and commercial law. Prior to joining the Company full-time, she was affiliated with the law firm of Masur, Griffitts, Avidor, LLP (now known as Griffitts LLP) and had represented the company for several years as outside counsel. Previously, she was a partner at Hodgson Russ LLP and an associate at Fulbright & Jaworski LLP (now known as Norton Rose Fulbright) and Mayer Brown & Platt, LLP (now known as Mayer Brown LLP). Ms. O’Hara has a J.D. from New York University School of Law and a B.A. in Economics, magna cum laude, from the University of New Mexico.

Stephen W. McCahon: Dr. Stephen McCahon has served as the company’s Chief Science Officer since May 1, 2023. From May 2019 until May 2023, he served, pursuant to a Consulting Agreement, as Chief Scientist, providing input into the strategic direction of the Company and assistance in building relationships in the defense markets He was an original founder of the company and returned to the company to serve as our Chief Scientist. Dr. McCahon has been a scientific researcher, technology developer, and entrepreneur for over 30 years. He has co-authored more than 50 scientific publications and has more than 30 patents issued, patents pending, or invention disclosures in preparation for patent submission. . He was a Member of the Research Staff in the Optical Physics Department at the Hughes Research Laboratory in Malibu, California from 1986 to 1996 performing basic research in the area of optical physics and non-linear optical materials. In 1996, Dr. McCahon moved to Raytheon (Hughes) Missile Systems Co, in Tucson, AZ during which time he was significantly responsible for the successful creation and development of the Directed Energy Weapons Product Line and served as its Chief Scientist. He left Raytheon in 2002 to co-found Applied Energetics Inc. in Tucson, AZ to develop Directed Energy Weapons for the DoW including very high energy and average power ultrashort pulse (USP) laser sources and Laser Guided Energy (LGE®) technologies. In April 2010, he left Applied Energetics to form Applied Optical Sciences where he developed technologies related to the application of optical physics to a broad range of areas, including photonics and USP laser development. From February 2016 through May 2019, he served as a consultant to the Company. In 2019, Applied Energetics purchased substantially all of the assets of Applied Optical Sciences, integrating it into Applied Energetics, and retained him as Chief Scientist through the above-mentioned Consulting Agreement. He served as Chief Scientist under this Consulting Agreement until the board appointed him Chief Science Officer on May 1, 2023. Dr. McCahon is a graduate of the University of Southern California (BSEE, MSEE) and holds a Ph.D., Photonics, Inter-disciplinary Physics and Electrical Engineering, from the University of Iowa.

David Spence: Dr. Spence has served as the company’s Chief Product Officer (“CPO”) since November2025. Prior to joining the company, he was with Spectra Physics, a subsidiary of MKS Instruments in Newport, CA, as a Senior Scientist from 1996 until 2010 and then as Advanced R&D Manager and Senior Engineering Manager, Advanced Technology Development Group for MKS Instruments. In that capacity, he directed cross-functional teams developing next-generation ultrashort pulse laser systems, nonlinear optical solutions, and diode-pumped solid-state amplifiers. Dr. Spence has more than 25 years of experience in the conception, design, and commercialization of advanced laser technologies across industrial, scientific, and defense markets.

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

Michael J. Alber: Mr. Alber has an extensive career spanning over 35 years in corporate finance, capital markets, treasury, risk allocation and mergers and acquisition experience. From April 2021 until September 2023, he was the Chief Financial Officer and Founder of First Light Acquisition Group (NYSE: FLAG), a special purpose acquisition company. From December 2020 to April 2023, he served as an Independent Director on the SSA (Special Security Agreement) of AceInfo Tech (subsidiary of Dovel Technologies) and, since October 2022, has served on the advisory board of Sincerus Global Solutions. From June 2016, he was the Chief Financial Officer and Executive Vice President of KeyW (NASDAQ: KEYW), until its sale to Jacobs (NYSE: J) in June 2019. During this period, he led several capital market transactions along with two strategically important M&A transactions, one that resulted in a record setting sale multiple and change in control. Mr. Alber served as a Principal with Growth Strategy Leaders, a business and financial consulting firm (specializing in M&A and due diligence support), from April 2015 to May 2016, and as Chief Financial Officer and SVP at Engility Corporation (NYSE: EGL) a $2.5 billion technology services and solutions provider to both U.S. Government and International customers from May 2012 to March 2015. During this period, he supported the company’s spin-out from L3 Technologies as a stand-alone publicly traded company. Prior to Engility, Mr. Alber held the position of Chief Financial Officer and Treasurer at Alion Science and Technology from 2007 to 2012. He has also held senior executive positions at SAIC (NYSE: SAIC) for 18 years, where he served as a Senior Vice President and Group CFO, and prior to that was Director of Finance at Network Solutions, Inc. He has served on the board of directors of Sincerus Global Solutions, a private company, since October 2022. Mr. Alber received his Bachelor of Science degree from George Mason University in Business Administration with a concentration in finance and subsequently completed an Advanced Management Program (AMP) at Georgetown University’s McDonough School of Business.

A. Scott Andrews: Mr. Andrews is a proven leader and accomplished executive with a history of success across a wide range of industries, including manufacturing, transportation, financial services, entrepreneurship, and higher education. Since 2022, he has served as Chair-Board of Trustees of The Virginia Retirement System (VRS), an independent state agency and the 14th largest public or private pension fund in the U.S. Since 2019, he has served as Chairman and CEO of Northern Contours, Inc., a leading manufacturer of alternative cabinet and furniture components using advanced engineering, He has also served on its Board of Directors since 2006. He has been a Co-Founder and Partner in Harvest Equity Investments, LLC. He was President & Chief Executive Officer of Grantham University in 2017 and 2018. Mr. Andrews has served on the Board of Directors of Journey Health since 2024 and has previously been on the boards of World Air Holdings, Inc.(NASDAQ: WLDA), serving as Chairman of the Audit Committee and the Special Committee on Strategic Alternatives, and of Grantham Education Corporation, where he was also Chairman of the Audit Committee and a member of the Special Committee on Strategic Alternatives, in addition to serving as its President and CEO. Mr. Andrews received his BA in Economics, cum laude, from the University of Virginia and is a Fellows Program Graduate of the Halftime Institute.

Directors Qualifications, Experience and Skills

Our directors bring to our board a wealth of executive leadership experience and technical knowledge derived from their service as senior executives, founders of industry and legal or financial professionals. Our board members have demonstrated strong business acumen and an ability to exercise sound judgment, and each of them has a reputation for integrity, honesty and adherence to ethical standards. When considering whether each director or director nominee has the experience, qualifications, attributes, and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the other board members focus primarily on the information discussed in each of the directors’ individual biographies set forth above and the specific individual qualifications, experience and skills as described below:

●	Mr. Adamczyk’s qualifications as a director include his expertise in corporate finance, capital markets, strategy and building high performing teams to execute the Company’s business strategy. Mr. Adamczyk was part of the team that led the 2018 proxy of Applied Energetics, establishing a new company board and management team and recapitalizing the Company to pursue the development of its technology and IP portfolio. He, along with the others in this group, continues his work to establish a foundation of good corporate governance and transparency, and focus the Company’s efforts in driving growth and stockholder value.

●	Mr. Donaghey’s qualifications as a director include his many years of experience in finance and operations, particularly in the defense sector, a bachelors degree in mechanical engineering, and completion of the Advanced Management Program at Harvard University in 2021.. He has spent many years working in finance as well as mergers and acquisitions for defense contractors and is also a veteran of the United States Navy.

●	Dr. Quarles’s qualifications as a director include his experience as director and senior executive in the laser industry with primary focus on the defense and aerospace sector.

●	Mr. Schultz’s qualifications as a director include his expertise in the equity investment industry. He has been an investor in and advisor to Applied Energetics since its public inception in 2004 and has an intimate knowledge of the Company’s background, including its history and financials. Mr. Schultz and his entity Oak Tree Asset Management were part of the team that led the 2018 proxy, establishing a new company board and management team and recapitalizing the Company to pursue the development of its technology and IP portfolio. He, along with the others in this group, continues his work to establish a foundation of good corporate governance and transparency.

●	Ms. O’Hara’s qualifications as a director include her many years of experience in securities, corporate and commercial law and the business and financial knowledge she has acquired over those years as well. She has also acquired specific knowledge and experience in the various other areas of law and business that affect the Company on a daily basis.

●	Mr. Alber’s qualifications as a director include over 30 years of experience serving in executive leadership positions within both public and private companies, possessing a strong balance of strategic thinking, business acumen and operational skills. He has served as a finance executive, with particular experience with publicly listed government contractors where he has navigated challenging situations and handled many of the issues that typically face growing companies in this space. He also has experience with stock exchange listings and knows the relevant processes, criteria, and requirements as well as extensive experience with capital restructuring transactions, including initial public offering (IPO), multiple debt/equity offerings, new credit facilities, and equity buy-back programs. He has led multiple strategic acquisitions, divestitures and reorganizations to drive growth, diversification, and shareholder value.

●	Mr. Andrews’s qualifications as a director include many years of leadership in a wide range of industries, including manufacturing, transportation, financial services, entrepreneurship, and higher education including both executive and board positions with public and private companies. He has also served on the audit committees of two companies, which gives him particular insights as we work toward implementing a committee structure. He also brings to the board a great deal of experience as a private investor.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires certain officers and directors of Applied Energetics, and any persons who own more than ten percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC. Officers and directors of Applied Energetics, and greater than ten percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based on a review of these filings, two initial reports on Form 3 for the company’s CPO and Mr. Andrews, a director, and two reports on Form 4 for the company’s President and CEO and CSO reporting a change in beneficial ownership were filed after their respective deadlines. The company does not believe any other officers or directors failed to timely file any required forms under Section 16(a) during the year ended December 31, 2025.

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

Our Code of Ethics and Business Conduct is available upon request made to us in writing at the following address, and will be provided without charge:

Applied Energetics, Inc.

Attention: Chief Legal Officer

9070 S. Rita Road, Suite 1500

Tucson, AZ 85747

Committees of the Board of Directors

As a Smaller Reporting Company listed on the OTCQB, Applied Energetics is not required to have established committees of its Board of Directors. However, On November 18, 2025, the company submitted an application to The Nasdaq Stock Market LLC to list our common stock on the Nasdaq Capital Market. If the company’s common stock is listed on the Nasdaq Capital Market, it will then be subject to certain governance requirements, including that it have an audit committee, a compensation committee, and a nominating and governance committee in addition to a majority of independent directors on the board and all independent directors on these committees. In lieu of a nominating and governance committee, directors may be nominated by a majority of the independent directors.

Both to continue enhancing the company’s corporate governance and in anticipation of a possible uplisting to the Nasdaq Capital Market, during the fourth quarter of 2025, our Board established an Audit Committee and a Compensation Committee.

Audit Committee

Michael Alber, Bradford Adamczyk and A. Scott Andrews are members of the Audit Committee and Michael Alber serves as Chairman. Michael Alber and A. Scott Andrews are independent. If we uplist to the Nasdaq Capital Market, we intend to have an Audit Committee that will comply with the rules of the SEC and listing standards of the Nasdaq Capital Market. The committee operates under a charter that was approved by our board of directors. The primary purposes of our Audit Committee are to assist the board’s oversight of:

●	the integrity of our financial statements;

●	our compliance with legal and regulatory requirements;

●	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm;

●	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures; and

●	the performance of our internal audit function.

Compensation Committee

Michael Alber, Bradford Adamczyk and A. Scott Andrews are members of the Compensation Committee and A. Scott Andrews serves as Chairman. Michael Alber and A. Scott Andrews are independent. If we uplist to the Nasdaq Capital Market, we intend to have a Compensation Committee that will comply with the rules of the SEC and listing standards of the Nasdaq Capital Market. The committee operates under a charter that was approved by our board of directors. The primary purposes of our Compensation Committee are to assist the board’s oversight of:

●	determining and approving the compensation of our executive officers; and

●	reviewing and approving incentive compensation and equity compensation policies and programs.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq, if applicable, and the SEC.

In the future, our Board may establish other committees, as it deems appropriate, to assist it with its responsibilities and in accordance with any market or regulatory requirements.

Each of our standing committees has a written charter which is available on the Investor Relations page of our website at www.appliedenergetics.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses the compensation for the persons who served in the positions indicated for the years ended December 31, 2025 and 2024. Mr. Donaghey served as our Chief Operating and Financial Officer from July 2022 until becoming President and CEO (and Principal Financial Officer) in November 2024. Dr. Quarles served as our Chief Executive Officer from May 6, 2019 and President since January 2022 through November 2024 when he became CEO Emeritus. Dr. McCahon has served as Chief Science Officer since May 2023.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation(1)	Total

Christopher Donaghey,	2025	$400,000		$-	$-	$-	$-	$400,000
President and Chief Executive Officer (1)	2024	$354,167	(1)	$-	$-	$656,582	$-	$1,010,749

Gregory J Quarles,	2025	$350,000		$-	$-	$-	$-	$350,000
CEO Emeritus and Government and Institutional Relations Executive	2024	$400,000		$-	$-	$-	$-	$400,000

Stephen McCahon,	2025	$350,000		$-	$-	$-	$-	$350,000
Chief Science Officer	2024	$325,000		$-	$-	$-	$-	$325,000

(1)	Mr. Donaghey’s 2024 salary is based on an annual amount of $350,000 for the first 11 months of 2024, serving as Chief Operating and Financial Officer, and of $400,000 for the last one month of 2024 as President and Chief Executive Officer. During the last month of 2024 and for all of 2025, Mr. Donaghey served as President and CEO and as the company’s Principal Accounting Officer. Effective January 28, 2026, the company appointed Warren J. Spector as Chief Financial Officer.

Director Compensation

The following table discloses our director compensation for the years ended December 31, 2025 and 2024:

Name	Year	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($) (1)	All Other Compensation ($)	Total
Bradford T. Adamczyk,	2025	$250,000	(1)		$-	$-	$-	$250,000
Executive Chairman	2024	$215,000			$-	$-	$-	$215,000

Michael J. Alber	2025	$-			$-	$-	$-	$-
	2024	$-			$-	$419,028	$-	$419,028

John E. Schultz, Jr.	2025	$101,667			$-	$-	$-	$101,667
	2024	$90,000			$-	$-	$-	$90,000

A. Scott Andrews	2025	$-		$		$629,236	$-	$629,236
	2024	$-			$-	$-	$-	$-

(1)	Mr. Adamczyk’s 2025 director compensation is based on an annual amount of $215,000 for the first five months of 2025 and of $275,000 for the last seven months of 2025.

(2)	Mr. Schultz’s 2025 director compensation is based on an annual amount of $90,000 for the first five months of 2025 and of $110,000 for the last seven months of 2025.

Board Considerations in Determining Salaries

Our executive compensation program is designed to attract, retain, and incentivize talented executives with a dedication to achieving our scientific, financial, and strategic objectives. Our 2025 compensation program consisted primarily of base salary as we awarded certain officers time-vesting equity during prior years. Mr. Donaghey received additional options and an increase in salary, in 2024, as consideration for his acceptance of the position of President and Chief Executive Officer. Compensation of our named executive officers is primarily determined by compensation levels in the market for their services, among large- and small-cap defense and technology companies. The Board considers recommendations from various outside consultants and other informed sources in making compensation decisions. Aligning executive compensation with stockholder interests is a key consideration for our compensation program. As we continue to grow, we anticipate developing and evolving our compensation program around specific objectives and key responsibilities with metrics and compensation targets.

Equity Grant Policies

Pursuant to our compensation programs, we may grant awards and stock options to certain employees from time to time. We have not adopted a formal policy regarding the timing of equity award grants, including stock option grants. However, our compensation committee generally approves equity award grants during its regularly scheduled meetings. While the compensation committee has discretionary authority to grant equity awards outside of this cycle, the compensation committee does not grant equity awards in anticipation of the release of material nonpublic information, nor is the timing of disclosures of material nonpublic information based on planned equity grant dates.

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

As of April 18, 2019, we entered into an Executive Employment Agreement with Dr. Gregory J. Quarles setting forth the terms of his service as Chief Executive Officer. The agreement called for (i) a cash salary of $250,000 per annum, payable monthly, and eligibility for a discretionary bonus within 60 days of the end of each year, and (ii) options to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.35 per share. These options were issued pursuant to a grant agreement, dated as of April 18, 2019, and vest immediately with respect to 500,000 shares and in semi-annual installments with respect to the remaining 4,500,000 shares. The agreement also provided for Quarles to retain 2,000,000 options previously granted to him under a Consultant Stock Option Agreement in 2017, for his services on the Scientific Advisory Board, which are subject to vesting based on achievement of performance milestones. Dr. Quarles forfeited options to purchase an additional 1,500,000 shares under another prior option agreement. Dr. Quarles also received health and life insurance and other standard benefits under the agreement and reimbursement of certain out-of-pocket expenses. This agreement was amended December 15, 2020, increasing Dr. Quarles’ salary to $300,000 per year effective January 1, 2021, on November 30, 2021, increasing his salary to $350,000 per year effective January 1, 2022, and again, on November 29, 2022, increasing his salary to $400,000 per year effective November 1, 2022.

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

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the named executives at December 31, 2025:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Gregory J. Quarles(2)	4,850,000	-	$0.35	4/18/2029
Christopher Donaghey(1)	150,000	-	$0.35	04/29/2029
	200,000	-	$0.61	05/21/2031
	750,000	250,000	$2.36	07/13/2032
	37,500	12,500	$2.30	10/20/2032
		1,000,000	$0.78	11/26/2034
Stephen W. McCahon	-	-	-	-

(1)	Mr. Donaghey also holds Restricted Stock Units covering 100,000 shares of the company’s common stock which are subject to time vesting.

(2)	Dr. Quarles also holds Restricted Stock Units covering 1,954,545 shares of the company’s common stock which are subject to time and milestone vesting and terminate in November 2032.

Payments upon Termination or Change-In-Control

There are no termination or change in control agreements in place that would require payments

Compensation Committee Interlocks and Insider Participation:

During the fiscal year ended December 31, 2025, none of our executive officers served on the Board of Directors or the Compensation Committee of any other company whose executive officers also serve on our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock, based on information provided by the persons named below in publicly available filings, as of March 25, 2026:

●	each of our directors and executive officers;

●	all directors and executive officers of ours as a group; and

●	each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock

Unless otherwise indicated, the address of each beneficial owner is in care of Applied Energetics, Inc., 9070 S Rita Road, Suite 1500, Tucson, Arizona 85747. Unless otherwise indicated, the company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 25, 2026, upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options which are currently held by that person and which are exercisable within such 60-day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 223,836,331  shares outstanding on March 27, 2026.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Shares Beneficially Owned(1)
Bradford T. Adamczyk	7,055,081	(2)	3.1%
Christopher Donaghey	2,233,592	(3)	1.0%
Gregory J. Quarles	6,797,945	(4)	2.9%
Stephen W. McCahon	14,357,861	(5)	6.4%
Mary P. O’Hara	1,500,000	(6)	*
Warren J. Spector	75,000	(7)	*
David E. Spence	0	(8)	*
John E. Schultz Jr.	4,320,000	(9)	1.9%
Michael J. Alber	175,000	(10)	*
A. Scott Andrews	1,298,775	(11)	*
Kevin T. McFadden	12,100,000	(12)	5.4%
All directors and executive officers as a group (10 persons)	37,813,254		16.3%

*	Less than one percent.

(1)	Computed based upon the total number of shares of common stock, restricted shares of common stock and shares of common stock underlying options or warrants held by that person that are exercisable within 60 days of the Record Date.

(2)	Based on information contained in a Form 4, filed with the SEC on January 9, 2026. Includes 1,563,599 shares held by Moriah Stone Global L.P., which is controlled by Mr. Adamczyk. Also includes 4,820,000 shares underlying options, 3,500,000 of which are held in the name of the Adamczyk Family 2021 LLC.

(3)	Based on information contained in a Form 4, filed with the SEC on January 28, 2026. Includes options to purchase 1,000,000 shares of common stock which are subject to vesting upon the occurrence of certain milestones. Does not include options to purchase an additional 250,000 shares of common stock and Restricted Stock Units covering 100,000 shares of common stock, all of which are subject to timed vesting.

(4)	Based on information contained in Form 4, filed with the SEC on July 22, 2025. Includes options to purchase up to 4,843,000 shares of common stock, which are fully vested, and Restricted Stock Units covering 1,954,545 shares of common stock, which are subject to vesting upon the occurrence of certain milestones.

(5)	Based on information contained in a Form 4 filed with the SEC on August 5, 2024. Includes 1,435,000 shares underlying warrants.

(6)	Based on information contained in a Form 4, filed with the SEC on May 22, 2025. All such shares underlie options, 500,000 of which are subject to vesting upon the occurrence of certain milestones.

(7)	Does not include 500,000 shares underlying options all of which are subject to timed vesting.

(8)	Does not include 500,000 shares underlying options all of which are subject to timed vesting.

(9)	Based on information contained in a Form 4 filed with the SEC on May 30, 2023. Includes 500,000 shares held by Oak Tree Asset Management Ltd., which is controlled by Mr. Schultz, and 720,000 shares held by Mary Schultz, Mr. Schultz’s wife, in her IRA. Also includes 2,500,000 shares underlying options. 500,000 of Mr. Schultz’s shares are held in an IRA.

(10)	Does not include 75,000 shares underlying options all of which are subject to timed vesting.

(11)	Does not include 250,000 shares underlying options all of which are subject to timed vesting.

(12)	Based on contained in Mr. McFadden’s Schedule 13G, filed with the SEC on September 29, 2020. Includes a warrant to purchase 125,000 shares of common stock. Mr. McFadden’s address is 21 Tow Path Lane South, Richmond, VA 23221.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our then-existing equity compensation plans as of December 31, 2025:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	36,428,684	$0.64	13,571,316
Equity compensation plans not approved by security holders	-	-	-
Total	36,428,684	$0.64	13,571,316

Effective November 12, 2018, the board of directors adopted the 2018 Incentive Stock Plan. On October 30, 2019, the stockholders voted to approve and adopt the plan. The plan provides for the allocation and issuance of stock, restricted stock purchase offers and options (both incentive stock options and non-qualified stock options) to officers, directors, employees and consultants of the company. The board reserved a total of 50,000,000 for possible issuance under the plan.

Effective July 25, 2025, the board of directors has adopted the 2025 Equity Incentive Plan. On September 15, 2025, the stockholders voted to approve and adopt the plan. The plan provides for the allocation and issuance of stock, restricted stock purchase offers and options (both incentive stock options and non-qualified stock options) to officers, directors, employees and consultants of the company. The board reserved a total of 35,000,000, plus the number of shares available for grant under the 2018 Incentive Stock Plan, for possible issuance under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2025.

Contractual Relationships with Related Parties

On February 20, 2025, Applied Energetics made a $25,000 contribution to Silicon Valley Defense Group (“SVDG”), a 501(c)(3) non-profit organization, where CEO Christopher Donaghey serves as an Executive Chairman of the Board of Directors. As its objective, SVDG “seeks to align and connect the people, capital, and ideas that will ensure allied democracies retain a durable techno-security advantage.”

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

Director Independence

Based on information provided by each of our directors concerning his or her background, employment and affiliations, our board of directors has determined that each of John Schultz, Michael Alber and A. Scott Andrews are considered independent in accordance with the standards set forth in the listing criteria for the Nasdaq Capital Market. We have applied this standard as we have applied for listing of the company’s common stock on the Nasdaq Capital Market although our common stock is currently listed on the OTCQB which does not impose any such requirement. In making this determination, our board of directors considered the relationships that each such director has with the Company and all other facts and circumstances that our board of directors deemed relevant in determining their independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to the company by its independent registered Public Accounting firm for the years ended December 31, 2025 and December 31, 2024.

	2025	2024
Audit fees	$70,500	$68,500
Audit related fees	-	-
All other fees	-	7,000
Tax fees	7,500	7,000
	$78,000	$82,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

The following documents are filed or incorporated by reference as part of this report:

(a) (1) The Consolidated Financial Statements of Applied Energetics, Inc. are filed as part of this report on page F-1 following the signatures.

Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Amended and Restated Plan and Agreement of Merger entered into as of March 17, 2004, by and among U.S. Home & Garden, Inc. (“USHG”), Ionatron Acquisition Corp., a wholly-owned subsidiary of USHG, Robert Kassel (for purposes of Sections 5.9, 6.2(d), 6.2(j), 9.4 and 10.10 only), Fred Heiden (for purposes of Section 9.4 only), and Ionatron, Inc. and Robert Howard, Stephen W. McCahon, Thomas C. Dearmin and Joseph C. Hayden (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on March 24, 2004).
3.1	Certificate of Incorporation, as amended, (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-KSB for the fiscal year ended June 30, 1995).
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on April 29, 2004 (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).
3.3	Certificate of Elimination of the 10% Series A Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).
3.4	Certificate of Designation of the 6.5% Series A Redeemable Convertible Preferred Stock of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on October 28, 2005).
3.5	Certificate of Ownership and Merger of Applied Energetics, Inc. into Ionatron, Inc. (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 8-K filed with the SEC on February 20, 2008).
3.6	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the quarterly period ended June 30, 2007.
3.7	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 10, 2007.(incorporated by reference to Exhibit 3.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-231885)
4.1	Form of certificate evidencing Common Stock, $.001 par value, of the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-38483).
4.2	Description of Registrant’s Securities (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2022)
10.1	2018 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2018).
10.2	Consulting and Advisory Services Agreement, effective as of February 15, 2019, by and between the Registrant and WCC Ventures, LLC (incorporated by reference to Exhibit 99 to the Registrant’s Form 8-K filed with the SEC on February 22, 2019).
10.3	Executive Employment Agreement, dated as of November 25, 2024, by and between Registrant and Christopher Donaghey (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 2, 2024).
10.4	Executive Employment Agreement, dated as of May 1, 2023, by and between the Registrant and Stephen W. McCahon (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed with the SEC on May 5, 2023).
10.5	Master Services Agreement, effective as of July 16, 2018, by and between the Registrant and Westpark Advisors, LLC (incorporated by reference to Exhibit 99 to the Registrant’s Form 8-K filed with the SEC on July 7, 2018), as amended by the First Amendment to Master Services Agreement, dated as of April 21, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 27, 2021) and further amended by the Second Amendment to Master Services Agreement, dated January 17, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 25, 2023).

10.6	Executive Employment Agreement, dated as of January 1, 2022, by and between the Registrant and Mary P. O’Hara (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2022).
10.7	Lease Agreement, by and between the Registrant and Campus Research Corporation (incorporated by reference to Exhibit 10.1 in the Registrant’s Form 8-K filed with the SEC on March 17, 2021.
10.8	2025 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement in Schedule 14A filed with the SEC on August 1, 2025)
10.9	Employment and Transition Agreement, dated as of November 25, 2024, by and between the Registrant and Dr. Gregory Quarles (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on December 2, 2024).
10.10	Executive Employment Agreement, dated as of October 3, 2025, by and between the Registrant and Dr. David Spence (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed with the SEC on October 8, 2025)
10.11	Executive Employment Agreement, dated as of January 28, 2026, by and between the Registrant and Warren Spector (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed with the SEC on February 3, 2026).
19	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024)
21	Subsidiaries (incorporated by reference to the comparable exhibit filed with the Registrant’s Form 10-K for the year ended December 31, 2006).
23.1	Consent of RBSM LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2026.

APPLIED ENERGETICS, INC.

By:	/s/ Christopher Donaghey
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below on the 30th day of March 2026 by the following persons on behalf of the registrant and in the capacities indicated:

Signature and Name	Title

/s/ Bradford T. Adamczyk	Director, Executive Chairman
Bradford T. Adamczyk

/s/ Christopher Donaghey	Director, President and Chief Executive Officer
Christopher Donaghey

/s/ Warren Spector	Chief Financial Officer
Warren Spector

/s/ Gregory J. Quarles	Director, CEO Emeritus
Gregory J. Quarles

/s/ Mary P. O’Hara	Director, General Counsel, Chief Legal Officer and Secretary
Mary P. O’Hara

/s/ John E. Schultz Jr.	Director
John E. Schultz Jr.

/s/ Michael J. Alber	Director
Michael J. Alber

/s/ A. Scott Andrews	Director
A. Scott Andrews

APPLIED ENERGETICS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Applied Energetics, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Energetics, Inc. and Subsidiary (collectively, the “company”) as of December 31, 2025 and 2024 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the company at December 31, 2025, and the results of its operations and its cash flows for each of the years in the period ended period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

March 30, 2026

PCAOB ID Number 587

APPLIED ENERGETICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$6,436,082	$164,812
Accounts receivable, net	-	335,839
Other assets	533,382	164,128
Total current assets	6,969,464	664,779

Long-term assets
Property and equipment – net	1,267,037	314,503
Right of use asset – operating	811,153	1,074,583
Security deposit	17,004	17,004
Total long-term assets	2,095,194	1,406,090
Total assets	$9,064,658	$2,070,869

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$220,908	$258,481
Notes payable	48,000	47,325
Due to related parties	-	50,000
Operating lease liability – current	281,162	265,380
Accrued expenses	242,197	63,153
Accrued dividends	48,079	48,079
Total current liabilities	840,346	732,418

Long-term liabilities
Operating lease liability - non-current	664,542	945,704
Total long-term liabilities	664,542	945,704
Total liabilities	1,504,888	1,678,122

Commitments and contingencies

Stockholders’ Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at December 31, 2025 and 2024 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 229,580,642 and 213,860,508 shares issued and outstanding at December 31, 2025 and 2024, respectively.	229,583	213,861
Additional paid-in capital	142,192,155	120,168,124
Accumulated deficit	(134,861,982)	(119,989,252)
Total stockholders’ equity	7,559,770	392,747

Total Liabilities and Stockholders’ Equity	$9,064,658	$2,070,869

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2025	2024

Revenue	$461,727	$2,426,609
Cost of revenue	212,620	1,480,093

Gross profit	249,107	946,516

Operating expenses
General and administrative	12,159,328	9,509,860
Selling and marketing	1,350,026	374,710
Research and development	1,670,004	239,060
Total operating expenses	15,179,358	10,123,630

Operating loss	(14,930,251)	(9,177,114)

Other income/(expense)
Other income	57,521	2,156
Total other income/(expense)	57,521	2,156

Loss before provision for income taxes	(14,872,730)	(9,174,958)

Provision for income taxes	-	-

Net loss	(14,872,730)	(9,174,958)

Preferred stock dividends	(34,005)	(34,005)

Net loss attributable to common stockholders	$(14,906,735)	$(9,208,963)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.07)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted including prefunded warrants	223,993,742	212,891,508

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	13,602	$14	211,236,688	$211,237	$112,223,129	$(110,814,294)	$1,620,086
Stock-based compensation	-	-	-	-	3,768,819	-	3,768,819
Issuance of common stock under the market offering	-	-	1,896,182	1,896	4,169,705		4,171,601
Common stock issued on exercise of options	-	-	340,000	340	73,260	-	73,600
Common stock issued on exercise of warrants	-	-	265,000	265	15,634	-	15,899
Common stock issued for settlement of restricted stock units	-	-	186,666	187	(187)		-
Common stock withheld to cover income tax withholding obligations	-	-	(64,028)	(64)	(82,236)	-	(82,300
Net loss for the year ended December 31, 2024	-	-	-	-	-	(9,174,958)	(9,174,958)
Balance at December 31, 2024	13,602	$14	213,860,508	$213,861	$120,168,124	$(119,989,252)	$392,747

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	13,602	$14	213,860,508	$213,861	$120,168,124	$(119,989,252)	$392,747
Stock-based compensation	-	-	-	-	4,852,672	-	4,852,672
Common stock issued on exercise of options and warrants	-	-	1,233,871	1,235	125,232		126,467
Common stock issued for settlement of restricted stock units	-	-	236,667	237	(237)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(11,731)	(12)	(17,422)	-	(17,434)
Shares issued for consulting services	-	-	255,000	255	283,545		283,800
Issuance of common stock under market offering	-	-	8,044,553	8,046	9,986,204	-	9,994,250
Proceeds from issuance of prefunded warrants	-	-	5,961,774	5,961	6,794,037	-	6,799,998
Net loss for the year ended December 31, 2025	-	-	-	-	-	(14,872,730)	(14,872,730)
Balance at December 31, 2025	13,602	$14	229,580,642	$229,583	$142,192,155	$(134,861,982)	$7,559,770

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED ENERGETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(14,872,730)	$(9,174,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock-based compensation expense	5,136,473	3,768,819
Amortization of ROU assets	263,430	214,690
Depreciation and amortization	282,200	218,907
Amortization of prepaid assets	140,893	224,625
Changes in assets and liabilities:
Accounts receivable	335,839	231,953
Prepaid and deposits	(350,147)	(51,113)
ROU liabilities	(265,380)	(184,871)
Due to related parties	(50,000)	-
Deferred revenue	-	(308,908)
Accounts payable	(37,573)	(54,477)
Accrued expenses and compensation	179,044	22,643
Net cash used in operating activities	(9,237,951)	(5,092,690)

Cash Flows From Investing Activities
Purchase of equipment	(1,234,734)	(98,847)
Net cash used in investing activities	(1,234,734)	(98,847)

Cash Flows From Financing Activities
Proceeds from sale of common stock	9,994,250	4,171,601
Proceeds from issuance of prefunded warrants	6,799,998	-
Proceeds from the exercise of stock options and warrants	126,467	89,499
Repayment on note payable	(159,325)	(141,977)
Tax withholdings related to net share settlement of RSU’s	(17,434)	(82,300)
Net cash provided by (used in) financing activities	16,743,956	4,036,823

Net change in cash and cash equivalents	6,271,270	(1,154,714)

Cash and cash equivalents, beginning of year	164,812	1,319,526
Cash and cash equivalents, at end of period	$6,436,082	$164,812

Supplemental disclosure of cash flow information
Cash paid for interest	$2,058	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Insurance financing for prepaid insurance	$160,000	$189,302
Implementation of ASC 842	$-	$234,537

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

For the year ended December 31, 2025, the company incurred a net loss of $14,872,730, had negative cash flows from operations of $9,237,951 and may incur additional future losses if the company is unable to secure significant government contracts. At December 31, 2025, the company had total current assets of $6,969,464 and total current liabilities of $840,346 resulting in working capital of $6,129,118. At December 31, 2025, the company had cash of $6,436,082.

Based on the company’s current business plan, we believe our cash balance as of the date of this report, along with anticipated contract revenue, will be sufficient to meet the company’s anticipated cash requirements for the near term. However, we cannot be certain that the current business plan will be achievable. In addition, we recently received verbal notice that funding under two of the company’s contracts has been discontinued, as described under Results of Operations and Ongoing Business Activities. Although these contracts are still in effect, receipt of any additional funds under them is highly uncertain, which negatively affects our anticipated cash flows from operating activities.

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

In January and February 2025, the company raised approximately $6 million through the private placement of shares of its common stock, par value, $0.001 per share, some of which were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $0.75 per share (or $0.749 per underlying share for pre-funded warrants), all to accredited, sophisticated investors.

In October 2025, the company raised approximately $11 million through the private placement of shares of its common stock, par value, $0.001 per share, some of which were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $1.80 per share (or $1.779 per underlying share for pre-funded warrants), all to accredited, sophisticated investors

Additionally, international, macroeconomic events, including the military action in the Middle East, the Russian military action in Ukraine and related economic sanctions around the globe could impact the company’s ability to source necessary supplies and equipment which could materially and adversely affect our ability to continue as a going concern. These events may also impair our ability to raise capital, including as a result of increased market volatility, or decreased market liquidity, which also affects the company’s ability to continue as a going concern. Third-party financing may become unavailable on terms acceptable to the company or at all. The impact of such events on the world economy and the specific impact on the company’s financial position and results of operations are difficult to predict. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Budgeting for upcoming expenses and costs of supplies and equipment needed to perform our existing, and any future, grants or contracts requires that we estimate factors such as inflation and geo-political events that affect such expenses and costs. Although inflation generally moderated in 2024 and 2025, recent events in the Middle East could drive it back up. In addition, the cost of labor continues to increase across certain sectors of the US and global economy which may drive up our general and administrative expenses as well as the cost of personnel working directly and indirectly on our grants and contracts, particularly given the highly skilled nature of this work. Inflation has also impacted the price of supplies and materials we must purchase in order to perform grants and contracts, some of which may have been bid on based on cost structures which were submitted during periods of lower inflation. In addition, geo-political events have further limited the number of countries from which we can source certain supplies and equipment. These limitations can range from outright prohibitions to strong discouragement based on potentially sensitive information. We continually monitor these events and the markets for needed supplies in order to make the best estimates possible, both in our internal budgeting and in any bids or proposals we submit.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

To further improve its liquidity position, the company’s management continues to explore additional equity financing through discussions with investment bankers and private investors. The company may be unsuccessful in its effort to secure additional equity financing.

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our headquarters are located at 9070 S. Rita Road Suite 1500, Tucson, Arizona 85747, including office and laboratory space, and our telephone number is (520) 628-7415.

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of shares underlying warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 43,825,458 and 31,945,645 for the years ended December 31, 2025 and 2024, respectively.

Fair Value of Current Assets and Liabilities

The carrying amount of accounts payable approximate fair value due to the short maturity of these instruments.

Cash and Cash Equivalents

Cash equivalents are investments in money market funds or securities with an initial maturity of three months or less. We maintain our cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of December 31, 2025, $6,180,178 of our cash balance was uninsured.

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

The company generates revenue from its customers by performing research and analysis regarding laser systems, and submits technical reports to its customers on a periodic basis summarizing the results of its findings.

In accordance with ASC 606-10-25-14 through 25-22, the Company evaluates its contracts with customers to identify performance obligations, which may consist of one or multiple promises to transfer goods or services. Contracts are often structured to include specific tasks, milestones, or deliverables. Each task or milestone is evaluated to determine whether it represents a distinct performance obligation in accordance with ASC 606-10-25-19.

The transaction price is determined in accordance with ASC 606-10-32-2 through 32-27 and is generally fixed and specified within the customer contract. The Company’s contracts do not typically include significant variable consideration, significant financing components (ASC 606-10-32-15 through 32-20), or noncash consideration. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative standalone selling prices of the underlying deliverables in accordance with ASC 606-10-32-28 through 32-41. In cases where a contract contains a single performance obligation, allocation is not required.

The Company recognizes revenue at a point in time when control of the promised deliverable is transferred to the customer in accordance with ASC 606-10-25-23. Control is generally considered to transfer upon completion of the underlying task or milestone, delivery of the related technical report or system, and customer acceptance, as applicable under the terms of the contract. We have evaluated the criteria for over-time recognition under ASC 606-10-25-27 and determined that its performance obligations do not meet the requirements for recognition over time. Accordingly, revenue is recognized at a point in time. Certain contracts include milestone or progress-based billing arrangements, such as percentages of total contract value billed upon completion of specified tasks. Revenue is recognized as each performance obligation is satisfied, which generally corresponds to the completion of each task or milestone.

We record deferred revenue when consideration is received in advance of satisfying its performance obligations in accordance with ASC 606-10-45-2. Deferred revenue is recognized as revenue when the Company fulfills the related performance obligations and control of the deliverables is transferred to the customer.

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

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

The Company operates as one operating segment with a focus on the development and manufacture of advanced high-performance lasers and optical systems, and integrated guided energy systems, for prospective defense, national security, industrial, biomedical, and scientific customers worldwide. The Company’s Chief Executive Officer, as its chief operating decision maker (“CODM”), manages and allocates resources to the operations of the Company on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources. This enables our Chief Executive Officer to assess our overall level of available resources and determine how best to deploy these resources across projects to monitor and evaluate overall company performance, allocating resources, and establishing management compensation in line with our long-term company-wide strategic goals.

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of December 31, 2025, $6,180,178 of our cash balance was uninsured.

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

In March 2024, FASB issued Accounting Standards Update (“ASU”) 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments remove references to various FASB Concepts Statements from the Accounting Standards Codification to avoid unintended reliance on non-authoritative guidance. ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, but resulted in expanded income tax disclosures in the notes to the consolidated financial statements.

In December 2023, FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, but resulted in expanded income tax disclosures in the notes to the consolidated financial statements.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – OTHER ASSETS

Other assets consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Prepaid Expenses	$430,882	$125,735
Prepaid Insurance	102,500	38,393
Total other assets	$533,382	$164,128

NOTE 4 – PROPERTY AND EQUIPMENT – NET

Property and equipment – net consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Lab equipment	$763,011	$642,420
Battle Lab Equipment	1,102,941	-
Computer equipment	161,978	161,977
Software	442,310	442,310
Other Property Used for Transportation	11,200	-
Furniture & Fixtures	24,143	24,143
Total property and equipment	2,505,583	1,270,850
Less: Accumulated depreciation	(1,238,546)	(956,347)
Property and equipment, net	$1,267,037	$314,503

Depreciation expense for the year ended December 31, 2025 and 2024, was $282,200 and $218,907, respectively.

NOTE 5 – SECURITY DEPOSITS

As of December 31, 2025 and 2024, the company had security deposits totaling $17,004 which primarily consist of amounts paid under office and facility lease agreements. These deposits are refundable upon lease termination, subject to the terms of the underlying agreements. The security deposits are classified as non-current assets, as the leases are not expected to terminate within the next twelve months.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Accrued payroll	$148,218	$61,629
Accrued PTO	55,673	-
Accrued taxes	26,832	1,524
Accrued other	11,474	-
Total accrued expenses	$242,197	$63,153

NOTES 7 – NOTES PAYABLE

Premium Financing

On June 12, 2025, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the original principal amount of $160,000 for the insurance premium associated with its D&O and lawyer insurance policies. Both policies commenced June 12, 2025, and provide coverage for the next 12 months, expiring June 11, 2026. The loan bears interest at a fixed rate of 9.25% per annum and requires the company to prepay $45,000 and appears on the balance sheet as other asset. On July 12, 2025, the company commenced monthly principal and interest payments of $16,686 which was the first payment of ten remaining months due of $166,861, the last payment of which is scheduled to be made on May 17, 2026. As of December 31, 2025, the outstanding principal and interest balance on the note was $48,000 and was recorded as notes payable, a current liability, on the company’s consolidated balance sheet.

On March 12, 2024, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the amount of $189,302 for the insurance premium associated with one D&O policy. The policy commenced March 12, 2024, and provided coverage for the next 15 months, expiring June 11, 2025. The loan bears interest at a fixed rate of 9.50% per annum and required the company to prepay $41,057 and appears on the balance sheet as other asset. On April 12, 2024, the company commenced monthly principal and interest payments of $15,775 which was the first payment of twelve remaining months due of $189,302, the last payment of which is scheduled to be made on March 12, 2025. As of December 31, 2025 and 2024, the outstanding balance on the note was $0 and $47,325, respectively.

The following reconciles notes payable as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Beginning balance	$47,325	$-
Notes payable	160,000	189,302
Payments on notes payable	(159,325)	(141,977)
Total	48,000	47,325
Less-Notes payable – current	48,000	47,325
Notes payable – non-current	$-	$-

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DUE TO RELATED PARTIES

On July 31, 2018, the company’s now deceased CEO deposited $50,000 into the company’s account. Although it has been suggested that the funds may have been intended for use toward this CEO’s healthcare, the company does not know for certain what the purpose of the funds were or the nature of any intended investment. Accordingly, the company is investigating the appropriate disposition of the funds which will likely be to the estate of the former CEO. Until such a determination is made, the company does not intend to use these funds for any corporate purpose. For reporting purposes, the company has treated the deposit as a due to related party. As of December 31, 2025, management concluded that settlement of the obligation was no longer probable, and the balance was derecognized from the Company’s balance sheet. Accordingly, the previously recorded due to related party balance was written off during the year ended December 31, 2025.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2025, certain holders of the Company’s outstanding warrants and stock options exercised their rights to purchase shares of the Company’s common stock. As a result of these exercises, the Company issued an aggregate of 1,233,871 shares of common stock. The exercises occurred at prices ranging from $0.07 to $0.40 per share, resulting in total cash proceeds to the Company of approximately $126,467.

During the year ended December 31, 2025, restricted stock units covering 11,667 shares of the company’s common stock vested. The company issued 11,667 shares of common stock and withheld 3,693 shares of common stock from the holder pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $2,733.

During the year ended December 31, 2025, restricted stock units covering 25,000 shares of the company’s common stock vested. The company issued 25,000 shares of common stock and withheld 8,038 shares of common stock from the holder pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $14,701.

During the year ended December 31, 2025, the company issued 255,000 shares of common stock to consultants in exchange for services rendered. During the year ended December 31, 2025, the company recognized stock compensation expense of $283,546.

During the year ended December 31, 2025, the company completed the placement of 14,006,327 shares of its common stock, par value $0.001 per share, of which 5,961,774 were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $0.75 and $1.80 per share (or $0.749 and $1.799 per underlying share for pre-funded warrants) for aggregate proceeds in the approximate amount of $16,794,248.

During the years ended December 31, 2025, and 2024, the company recognized stock-based compensation in the amount of $4,852,672 and $3,768,819, respectively.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

As of December 31, 2025 and 2024, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding. The company has not paid any dividends commencing with the quarterly dividend due August 1, 2013. Total dividend arrearages as of December 31, 2025, including previously accrued dividends of $48,079 included in our balance sheet are approximately $433,000. Our Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since we did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

Our Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock bears dividends at the rate of 6.5% of the liquidation preference per share per annum, which accrues from the date of issuance and is payable quarterly. Dividends may be paid in: (i) cash, (ii) shares of our common stock (valued for such purpose at 95% of the weighted average of the last sales prices of our common stock for each of the trading days in the ten trading day period ending on the third trading day prior to the applicable dividend payment date), provided that the issuance and/or resale of all such shares of our common stock are then covered by an effective registration statement and the company’s common stock is listed on a U.S. national securities exchange or the Nasdaq Stock Market at the time of issuance or (iii) any combination of the foregoing. If the company fails to make a dividend payment within five business days following a dividend payment date, the dividend rate shall immediately and automatically increase by 1% from 6.5% of the liquidation preference per offered share of Series A preferred stock to 7.5% of such liquidation preference. If a payment default shall occur on two consecutive dividend payment dates, the dividend rate shall immediately and automatically increase to 10% of the liquidation preference for as long as such payment default continues and shall immediately and automatically return to the initial dividend rate at such time as the payment default is no longer continuing.

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

We have, from time to time, also granted non-plan shares, restricted stock units and options to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $4,852,672 and $3,768,819 for the years ended December 31, 2025, and 2024, respectively, which was charged to general and administrative expense.

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

See Note 9 – Stockholders’ Equity – Authorized Capital Stock for details related to the exercise of an aggregate of 1,183,871 options and 50,000 warrants during the year ended December 31, 2024.

During the year ended December 31, 2025, the company issued incentive stock options to purchase up to 150,000 shares of common stock, at an exercise price of $1.02, to two consultants.

During the year ended December 31, 2025, the company issued incentive stock options to purchase up to 150,000 shares of common stock, at an exercise price of $0.71, to three employees.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2025, the company issued incentive stock options to purchase up to 5,600,000 shares of common stock, at an exercise price of $0.86, to eighteen employees.

During the year ended December 31, 2025, the company issued a non-qualified stock option to purchase up to 250,000 shares of common stock, at an exercise price of $1.70, to a newly appointed director.

During the year ended December 31, 2025, the company issued an incentive stock option to purchase up to 250,000 shares of common stock, at an exercise price of $1.49, to a newly appointed member of the Board of Advisors.

During the year ended December 31, 2025, the company issued incentive stock options to purchase up to 300,000 shares of common stock, at an exercise price of $2.44, to two employees.

During the year ended December 31, 2025, the company issued incentive stock options to purchase up to 500,000 shares of common stock, at an exercise price of $1.71, to an employee.

During the year ended December 31, 2025, the company issued an incentive stock option to purchase up to 250,000 shares of common stock, at an exercise price of $1.78 to a newly appointed member of the Board of Advisors.

The $4,852,672 stock-based compensation for the year ended December 31, 2025.

The company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

Stock Options

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option Pricing Model.

As of December 31, 2025, the company has $8,661,799 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of our stock options for the years ended December 31, 2025 and 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2023	26,195,434	$0.6410	9.37	$226,821,848
Granted	4,050,000	0.2907	9.01	35,304,281
Exercised	(340,000)	(0.2165)	4.66	(73,600)
Forfeited or expired	(2,800,000)	(2.35)	-	-
Outstanding at December 31, 2024	27,105,434	$0.3022	5.23	$262,199,729
Granted	7,450,000	1.05	9.44	62,455,548
Exercised	(1,183,871)	0.10	3.03	(3,469,648)
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2025	33,371,563	$0.64	5.43	$159,916,014

Outstanding and exercisable at December 31, 2025	21,483,227	$0.42	3.55	67,353,515

The Company determines the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option Pricing Model applying the assumptions in the following table:

	Years Ended December 31,
Assumptions:	2025	2024
Risk-free interest rate	3.81-4.28%	4.27-4.31%
Expected dividend yield	0%	0%
Expected volatility	86.00-111.96%	97.92-103.88%
Expected life (in years)	5.5-7	6.50-8

Restricted Stock

As of December 31, 2025 and 2024, the company has $1,542,756 and $3,790,535 unrecognized compensation cost related to unvested restricted stock units granted and outstanding, respectively.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the years ended December 31, 2025 and 2024, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2023	3,480,454	$2.15
Granted – restricted stock units and awards	-	-
Granted – performance – based stock units	-	-
Canceled	-	-
Vested and converted to shares	(186,666)	(2.33)
Outstanding at December 31, 2024	3,293,788	$2.27
Granted – restricted stock units and awards	-	-
Canceled	-	-
Vested and converted to shares	(236,667)	(2.33)
Outstanding at December 31, 2025	3,057,121	$2.44

Warrants

The following table summarizes the activity of our warrants for the years ended December 31, 2025 and 2024:

	Warrant Activity
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2023	1,750,000	$0.0600	5.53
Granted	-	-	-
Exercised	(265,000)	0.0600	4.53
Forfeited or expired	-	-	-
Outstanding at December 31, 2024	1,485,000	$0.0600	4.53
Granted	-	-	-
Exercised	(50,000)	(0.06)	3.53
Forfeited or expired	-	-	-
Outstanding at December 31, 2025	1,435,000	$0.06	3.53

Outstanding and exercisable at December 31, 2025	1,435,000	$0.06	3.53

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the company’s accounts receivable, net,

	December 31, 2025	December 31, 2024

Accounts receivable	$-	$335,839

Concentrations

During the year ended December 31, 2025, three customers accounted for a total of $461,727 or 100% of revenue recognized. As of December 31, 2025, the company has $0 of accounts receivable recorded on the balance sheet.

During the year ended December 31, 2024, three customers accounted for a total of $2,414,055 or 99% of revenue recognized. As of December 31, 2024, the company has $335,839 of accounts receivable recorded as current assets on the balance sheet. As of December 31, 2024, one customer accounted for $237,647 or 71% of accounts receivable.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

On July 3, 2024, Applied Energetics, Inc. exercised its option to lease more than 5,000 square feet of additional space at the University of Arizona Tech Park. The company will occupy, in the aggregate, approximately 26,000 sq. ft. of space at the Arizona Tech Park. The company took the option to lease this additional space under the June 7, 2023 amendment.

The company incurred lease expense for its operating leases of $359,318 which was included in general and administrative expenses in the statements of operation for the year ended December 31, 2025. During the year ended December 31, 2025, the company made cash lease payments in the amount of $361,268.

At December 31, 2025, we had approximately $394,256 in future minimum lease payments due in less than a year. The below table presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease
For the fiscal years ending December 31,:
2026	$394,256
2027	418,216
2028	250,316
2029	-
Thereafter	-
Total undiscounted lease payments	1,062,788
Present value discount, less interest	117,084
Lease Liability	$945,704

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of December 31, 2025 and 2024.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Litigation

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum (GKN) and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, GKN and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, GKN and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. Motions for summary judgment in the case are fully briefed, and the judge held oral arguments on August 7, 2025. On September 17, 2025, the court issued an Opinion and Order denying both parties’ motions for Summary Judgment. The parties have scheduled a mediation for April 23, 2026. The pre-trial conference, originally set for October, has been extended to May 20, 2026 to accommodate the mediation. No date has been set for trial.

As with any litigation, the company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

The company may, from time to time, be involved in legal proceedings arising from the normal course of business.

NOTE 12 – INCOME TAXES

An analysis of the difference between the expected federal income tax for the years ended December 31, 2025, and 2024, and the effective income tax rate is as follows:

Noncurrent deferred tax assets (liabilities):	2025	2024
Deferred Tax Assets
Research and Development	$68,043	$133,825
Accrued Compensation	5,270,779	3,999,427
Fixed Assets and intangibles	(549,877)	(264,542)
Right of Use Asset	33,336	33,883
Other Assets	-	949
Net Operating Loss Carryforwards and Credits	15,533,024	12,794,753
Total Deferred Tax Assets	$20,355,305	$16,698,295

Valuation Allowance	(20,355,305)	(16,698,295)

Net deferred tax / (liabilities)	$-	$-

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Tax effects of temporary differences at December 31, 2025 and December 31, 2024 are as follows:

	As of December 31,
	2025		2024
US federal statutory income tax rate	(3,123,274)	21.0%	(1,925,853)	21.0%
Domestic state and local taxes, net of federal effect
Arizona income tax effect	(464,713)	3.1%	(304,772)	3.3%
All other States income tax effect	(13,585)	0.0%	(11,130)	0.1%
State rate adjustment	7,200	0.0%	-	0.0%
Tax Credits:
Research credits	(167,000)	1.1%	(23,906)	0.3%
Nontaxable or nondeductible items:
Other Permanent Items	39,134	(0.3)%	8,821	(0.1)%
Other Adjustments
Return to Provision Adjustments:	59,561	(0.4)%	11,033	(0.1)%
Expiration of Tax Attributes	-	-%	903,200	(9.8)%
Other, net	5,667	0.0%	-	0.0%
Change in Domestic valuation allowance	3,657,010	(24.6)%	1,342,607	(14.6)%

Income Taxes Provision (Benefit)	-	-%	-	-%

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. During the year ended December 31, 2025, the deferred tax assets and the valuation allowance increased by $3,657,010 mainly as a result of current year tax loss.

As of December 31, 2025, we have cumulative federal, Arizona, and New Mexico net operating loss carryforwards of approximately $93.1 million, $29.4 million, and $0.5 million, respectively, which can be used to offset future income subject to taxes. Of the $93.1 million Federal net operating loss carry forwards, $60.9 million have an expiration of 20 years, of which $4.4 million expires in 2026. The remaining balance of $32.2 million is limited in annual usage of 80% of current years taxable income but do not have an expiration. Arizona and New Mexico net operating loss carryforwards begin to expire in 2037 and 2043, respectively. In addition, there are federal net operating loss carryforwards of approximately $27.0 million from USHG related to pre-merger losses. We also have pre-merger federal capital loss carryforwards of approximately $520,000.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, we had cumulative federal and state unused research and development tax credits of approximately $460,000 and $122,000, which can be used to reduce future federal and Arizona income taxes, respectively. As of December 31, 2025, we have cumulative unused federal minimum tax credit carryforwards from USHG of approximately $244,000. The federal minimum tax credit carryforwards are not subject to expiration under current federal tax law.

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

We have unrecognized tax benefits attributable to losses and minimum tax credit carryforwards that were incurred by USHG prior to the merger in March 2004 as follows:

Balance at December 31, 2022	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2023	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2024	$9,635,824
Additions related to prior year tax positions	-
Additions related to current year tax positions	-
Reductions related to prior year tax positions and settlements	-
Balance at December 31, 2025	$9,635,824

These benefits are not recognized as a result of uncertainty regarding the utilization of the loss carryforwards and minimum tax credits. If in the future we utilize the attributes and resolve the uncertainty in our favor, the full amount will favorably impact our effective income tax rate.

The company considers the U.S. and Arizona to be major tax jurisdictions. As of December 31, 2025, for federal tax purposes the tax years 2022-2025 and for Arizona the tax years 2019 through 2025 remain open to examination. The company currently does not expect any material changes to unrecognized tax positions within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2025, and 2024, we had no accrued interest or penalties related to our unrecognized tax benefits.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT INFORMATION

The Company is currently deemed to be comprised of only one operating segment and one reportable segment. The following table presents selected financial information with respect to the Company’s single reportable segment for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024

Revenue	$461,727	$2,426,609

Operating expenses
Cost of revenue
Payroll and related	169,722	921,159
Materials and supplies	42,898	553,755
Other segment items	-	5,179
Total cost of revenue	212,620	1,480,093

General and administrative
Payroll and related	3,207,429	2,622,922
Professional fees	1,244,797	986,221
Board compensation	358,417	305,000
Employee stock-based compensation	2,812,086	2,046,741
Consulting stock-based compensation	2,324,386	1,722,074
Materials and supplies	279,537	64,309
Marketing and travel	262,295	199,714
Investor relations	197,162	195,347
Insurance	241,377	272,414
Software and communications	272,149	251,760
General and administrative, including rent	677,494	624,451
Depreciation	282,200	218,907
Total general and administrative	12,159,328	9,509,860

Selling and marketing
Professional fees	1,055,419	297,459
Payroll and related	254,282	48,915
Marketing and travel	40,325	28,336
Total selling and marketing	1,350,026	374,710

Research and development
Payroll and related	964,555	120,494
Materials and supplies	705,449	118,566
Total research and development	1,670,004	239,060

Operating loss	$14,930,251	$9,177,114

As of December 31, 2025 and 2024, the Company’s segment assets, which are equal to the Company’s consolidated assets on the consolidated balance sheets, are owned and operated by United States entities and are classified within the United States.

APPLIED ENERGETICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after December 31, 2025, the date of our most recent balance sheet, through the date our financial statements were issued.

Subsequent to the year ended December 31, 2025, certain holders of the Company’s outstanding stock options exercised their rights to purchase shares of the Company’s common stock. As a result of these exercises, the Company issued an aggregate of 217,500 shares of common stock. The exercises occurred at prices ranging from $0.07 to $0.40 per share, resulting in total cash proceeds to the Company of approximately $20,373.

Subsequent to the year ended December 31, 2025, the Company granted an employee an incentive stock option to purchase 575,000 shares of the Company’s common stock at an exercise price of $1.78 per share. The option vests as to 75,000 shares on the grant date, with the remaining 500,000 shares vesting in four equal annual installments beginning on the first anniversary of the grant date and expires ten years from the grant date.

Subsequent to December 31, 2025, restricted stock units covering 11,667 shares of the company’s common stock vested.

Subsequent to December 31, 2025, the Company granted incentive stock options to two employees to purchase shares of common stock as follows:

●	Options to purchase up to 100,000 shares of common stock at an exercise price of $1.28 per share. These options vest as follows: 25,000 shares on the first anniversary of the grant date, an additional 25,000 shares on the second anniversary, and the remaining 50,000 shares on the third anniversary.

●	Options to purchase up to 575,000 shares of common stock at an exercise price of $1.78 per share. These options vest as follows: 75,000 shares vest immediately upon grant, and the remaining 500,000 shares vest in four equal annual installments beginning on the first anniversary of the grant date.