Form 10-Q
period 2026-03-31
APPLIED ENERGETICS, INC.
filed 2026-05-14
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, there were 223,944,247 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

APPLIED ENERGETICS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,064,093	$6,436,082
Other assets	584,419	533,382
Total current assets	4,648,512	6,969,464

Long-term assets
Property and equipment - net	1,222,287	1,267,037
Right of use asset – operating lease	741,471	811,153
Security deposit	17,004	17,004
Total long-term assets	1,980,762	2,095,194
Total assets	$6,629,274	$9,064,658

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$256,801	$220,908
Notes payable	-	48,000
Operating lease liability - current	294,894	281,162
Accrued expenses	337,099	242,197
Accrued dividends	48,079	48,079
Total current liabilities	936,873	840,346

Long-term liabilities
Operating lease liability - non-current	576,405	664,542
Total long-term liabilities	576,405	664,542
Total liabilities	1,513,278	1,504,888

Commitments and contingencies

Stockholders’ Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at March 31, 2026 and December 31, 2025 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 229,806,058 and 229,580,642 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	229,809	229,583
Additional paid-in capital	143,555,878	142,192,155
Accumulated deficit	(138,669,705)	(134,861,982)
Total stockholders’ equity	5,115,996	7,559,770

Total Liabilities and Stockholders’ Equity	$6,629,274	$9,064,658

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2026	2025

Revenue	$-	$209,753
Cost of revenue	-	63,914

Gross profit	-	145,839

Operating expenses
General and administrative	3,282,788	2,609,688
Selling and marketing	172,279	318,784
Research and development	375,041	323,047
Total operating expenses	3,830,108	3,251,519

Operating loss	(3,830,108)	(3,105,680)

Other income/(expense)
Other income	22,385	14
Total other income/(expense)	22,385	14

Loss before provision for income taxes	(3,807,723)	(3,105,666)

Provision for income taxes	-	-

Net loss	(3,807,723)	(3,105,666)

Preferred stock dividends	(8,501)	(8,501)

Net loss attributable to common stockholders	$(3,816,224)	$(3,114,167)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	229,696,301	217,422,627

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Preferred Stock		Common Stock			Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares		Amount	Capital	Deficit	Equity
Balance at December 31, 2025	13,602	$14	229,580,642	(A)	$229,583	$142,192,155	$(134,861,982)	$7,559,770
Stock-based compensation	-	-	-		-	1,348,232	-	1,348,232
Common stock issued on exercise of options	-	-	217,463		218	20,162	-	20,380
Common stock issued for settlement of restricted stock units	-	-	11,667		12	(12)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(3,751)		(4)	(4,659)	-	(4,663)
Net loss for the period ended March 31, 2026	-	-	-		-	-	(3,807,723)	(3,807,723)
Balance at March 31, 2026	13,602	$14	229,806,021		$229,809	$143,555,878	$(138,669,705)	$5,115,996

(A)	Includes issuance in 2025 of 5,961,774 prefunded warrants.

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	13,602	$14	213,860,508	$213,861	$120,168,124	$(119,989,252)	$392,747
Stock-based compensation	-	-	-	-	912,593	-	912,593
Common stock issued on exercise of options	-	-	30,000	30	11,970	-	12,000
Issuance of common stock under the market offering	-	-	4,272,334	4,272	5,999,978	-	6,004,250
Common stock issued for settlement of restricted stock units	-	-	11,667	12	(12)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(3,693)	(4)	(2,729)	-	(2,733)
Shares issued for consulting services	-	-	80,000	80	79,120	-	79,200
Net loss for the period ended March 31, 2025	-	-	-	-	-	(3,105,666)	(3,105,666)
Balance at March 31, 2025	13,602	$14	218,250,816	$218,251	$127,169,044	$(123,094,918)	$4,292,391

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(3,807,723)	$(3,105,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock based compensation expense	1,348,232	991,793
Amortization of ROU assets	69,682	63,762
Depreciation	88,143	56,151
Amortization of prepaid assets	51,250	38,393
Changes in assets and liabilities:
Accounts receivable	-	245,505
Other assets	(102,287)	(28,159)
ROU liabilities	(74,405)	(58,708)
Accounts payable	35,893	35,152
Accrued expenses and compensation	94,902	30,166
Net cash used in operating activities	(2,296,313)	(1,731,610)

Cash Flows From Investing Activities
Purchase of equipment	(43,393)	(114,118)
Net cash used in investing activities	(43,393)	(114,118)

Cash Flows From Financing Activities
Proceeds from issuance of common stock under the market offering	-	6,004,250
Repayment of insurance premium loan	(48,000)	(47,325)
Tax withholdings related to net share settlement of RSU’s	(4,663)	(2,733)
Proceeds from the exercise of stock options and warrants	20,380	12,000
Net cash provided by financing activities	(32,283)	5,966,193

Net change in cash and cash equivalents	(2,371,989)	4,120,464

Cash and cash equivalents, beginning of year	6,436,082	164,812
Cash and cash equivalents, at end of period	$4,064,093	$4,285,276

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions for Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any future periods. The December 31, 2025, balance sheet information was derived from the audited financial statements as of that date. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements contained in our Annual Report on Form 10-K.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

For the three months ended March 31, 2026, the Company incurred a net loss of $3,807,723, had negative cash flows from operations of $2,296,313 and may incur additional future losses due to limited contract activity. At March 31, 2026, the company had total current assets of $4,648,512 and total current liabilities of $936,873, resulting in working capital of $3,711,639. At March 31, 2026, the company had cash of $4,064,093.

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

MARCH 31, 2026

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of options, restricted stock units, warrants, and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 37,973,773 and 35,793,004 for the three months ended March 31, 2026 and 2025, respectively.

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of March 31, 2026, $3,809,644 was uninsured.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

NOTE 3 – OTHER ASSETS

Other assets consisted of the following as of March 31, 2026 and December 31, 2025:

	As of March 31,	As of December 31,
	2026	2025
Prepaid Expenses	$533,169	$430,882
Prepaid Insurance	51,250	102,500
Total other assets	$584,419	$533,382

NOTE 4 – PROPERTY AND EQUIPMENT – NET

Property and equipment – net consisted of the following as of March 31, 2026 and December 31, 2025:

	As of March 31,	As of December 31,
	2026	2025
Lab equipment	$763,011	$763,011
Battle Lab Equipment	1,108,334	1,102,941
Software	442,310	442,310
Furniture and fixtures	24,143	24,143
Computer equipment	161,978	161,978
Other Property Used for Transportation	49,200	11,200
Total property and equipment	2,548,976	2,505,583
Less: Accumulated depreciation	(1,326,689)	(1,238,546)
Property and equipment, net	$1,222,287	$1,267,037

Depreciation expense for the three months ended March 31, 2026 and 2025, was $88,143 and $56,151, respectively. There were no material additions or disposals during the period ended March 31, 2026.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 5 – SECURITY DEPOSIT

As of March 31, 2026 and December 31, 2025, the Company had security deposit totaling $17,004 which primarily consist of amounts paid under office and facility lease agreements. These deposits are refundable upon lease termination, subject to the terms of the underlying agreements. The security deposits are classified as non-current assets, as the leases are not expected to terminate within the next twelve months.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2026 and December 31, 2025:

	As of March 31,	As of December 31,
	2026	2025
Accrued payroll	$203,310	$148,218
Accrued 401k	9,339	-
Accrued PTO	71,651	55,673
Accrued payroll taxes	15,167	26,832
Accrued other	37,632	11,474
Total accrued expenses	$337,099	$242,197

NOTE 7 – NOTES PAYABLE

Premium Financing

On June 12, 2025, the Company entered into an agreement with Oakwood D&O Insurance to provide financing in the amount of $160,000 for the insurance premium associated with two D&O policies. Both policies commenced June 12, 2025, and provide coverage for the next 12 months, expiring June 11, 2026. The loan bears interest at a fixed rate of 9.250% per annum and required the company to prepay $45,000 and appears on the balance sheet as other asset. On July 12, 2025, the Company commenced monthly principal and interest payments of $16,686 which was the first payment of ten remaining months due of $166,861.50, the last payment of which was scheduled to be made on April 12, 2026. As of March 31, 2026, the outstanding balance on the note was $0.

On March 12, 2024, the Company entered into an agreement with Oakwood D&O Insurance to provide financing in the amount of $189,302 for the insurance premium associated with two D&O policies. Both policies commenced March 12, 2024, and provided coverage for the next 15 months, expiring June 11, 2025. The loan bears interest at a fixed rate of 9.50% per annum and required the company to prepay $41,057 and appears on the balance sheet as an “other asset.” On April 12, 2024, the Company commenced monthly principal and interest payments of $15,775 which was the first payment of twelve remaining months due of $189,302, the last payment of which was made on March 12, 2025. As of December 31, 2025, the outstanding balance on the note was $0.

Notes Payable Reconciliation

The following reconciles notes payable as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Beginning balance	$47,325	$47,325
Notes payable	-	160,000
Payments on notes payable	(47,325)	(159,325)
Total	-	48,000
Less-Notes payable – current	-	48,000
Notes payable – non-current	$-	$-

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2025, the Company issued 80,000 shares of common stock to consultants in exchange for services rendered. During the three months ended March 31, 2026, the Company recognized stock compensation expense of $79,120.

During the three months ended March 31, 2026, the Company issued 217,463 shares of common stock upon the exercise of 217,463 options at an average exercise price of $0.09   a share. As a result, the Company received $20,380 in cash proceeds as part of the transaction.

During the three months ended March 31, 2026, restricted stock units covering 11,667 shares of the company’s common stock vested. The Company issued 11,667 and withheld 3,751 shares of common stock from the holder pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $4,663.

Preferred Stock

As of March 31, 2026, and December 31, 2025, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of March 31, 2026, including previously accrued dividends of $48,079 included in our balance sheet total approximately $439,521. The Company’s Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since the Company did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

MARCH 31, 2026

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

The Company has, from time to time, also granted non-plan options and restricted stock units to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $1,348,232 and $991,793 for the three months ended March 31, 2026, and 2025, respectively, which was charged to general and administrative expense.

The $1,348,232 stock-based compensation for the three months ended March 31, 2026, was comprised of $929,673 option expense and $418,559 expense from the vesting of the restricted stock.

The Company recognized no related income tax benefit because our deferred tax assets are fully offset by a valuation allowance.

As of March 31, 2026, the company has $8,511,976 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The following table summarizes the activity of our stock options for the three months ended March 31, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2025	33,371,563	$0.30	5.43	$262,199,729
Granted	675,000	1.42	9.36	5,163,158
Exercised	(217,500)	0.09	2.75	(577,117)
Forfeited or expired	(400,000)	-	-	-
Outstanding at March 31, 2026	33,429,063	0.62	5.16	153,227,964
Outstanding and exercisable at March 31, 2026	21,637,395	0.42	3.38	63,649,913

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option- Pricing Model applying the assumptions in the following table:

Three Months Ended March 31,
2026
Assumptions:
Risk-free interest rate	3.94-4.17%
Expected dividend yield	0%
Expected volatility	86.20-87.44%
Expected life (in years)	6.5-7.0

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and fully recognized upon vesting. Restricted stock activity for the three months ended March 31, 2026, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date
Nonvested at December 31, 2025	3,057,121	2.44
Granted – restricted stock units and awards	-	-
Granted – performance-based stock units	-	-
Canceled	-	-
Vested	(11,667)	(2.25)
Nonvested at March 31, 2026	3,045,454	$2.45

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

As of March 31, 2026, and December 31, 2025, there was $1,124,196 and $1,542,756 respectively in unrecognized stock- based compensation related to unvested restricted stock agreements, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

On October 9, 2025, the Company entered a private placement issued 5,995,674 shares of its common stock (or pre-funded warrants in lieu thereof) to a group of existing accredited investors at a purchase price of $1.80 per share. The pre-funded warrants are exercisable immediately upon issuance at a price of $0.001 per share until exercised. The Company assessed the pre-funded warrants for appropriate balance sheet classification and concluded that the pre-funded warrants are freestanding equity-linked financial instruments that meet the criteria for equity classification under ASC 480 and ASC 815. Accordingly, they are classified as equity and accounted for as a component of common stock at the time of issuance. The Company also determined that the prefunded warrants should be included in the determination of basic and diluted earnings per share in accordance with ASC 260, Earnings per Share.

Warrant stock activity for the three months ended March 31, 2026, was as follows:

Warrant Activity
		Weighted Average Exercise	Weighted Average remaining Contractual Term
	Shares	Price	(years)
Outstanding at December 31, 2025	1,435,000	$0.0600	3.33
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding and exercisable at March 31, 2026	1,435,000	$0.0600	3.33

	Warrants Outstanding			Warrants Exercisable
		Weighted Avg. Remaining	Weighted
	Shares	Contractual Life in	Avg. Exercise	Shares
Range of Exercise Prices	Outstanding	Years	Price	Exercisable
$0.06	1,435,000	3.3	$0.06	1,435,000
	1,435,000	3.3	$0.06	1,435,000

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 9 – REVENUE RECOGNITION

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

As of March 31, 2026 and December 31, 2025, the Company had $0 of accounts receivable recorded on the balance sheet.

Concentrations

During the three months ended March 31, 2026, the Company had $0 in revenue recognized. As of March 31, 2026, the Company has $0 of accounts receivable recorded on the balance sheet. Accordingly, no allowance for doubtful accounts was recorded as of March 31, 2026.

During the three months ended March 31, 2025, two customers accounted for a total of $209,753 in revenue or 100% of revenue recognized. As of March 31, 2025, the Company has $90,334 or 100% of accounts receivable recorded as current assets on the balance sheet related to two customers. Based on the Company’s evaluation of credit risk, historical collection experience, and subsequent collections received, management concluded that these receivables are fully collectible. Accordingly, no allowance for doubtful accounts was recorded as of March 31, 2025. The accounts receivable balance was fully collected.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The Company incurred lease expense for its operating leases of $164,133 which was included in general and administrative expenses in the statements of operation for the period ended March 31, 2026. During the three months ended March 31, 2026, the Company made cash lease payments in the amount of $94,553.

At March 31, 2026, the Company had approximately $299,703 in future minimum lease payments due for the nine months ended. The below table presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease
For the three months ended March 31, 2026
2026, nine months ended	$299,703
2027	418,216
2028	250,317
2029	-
Thereafter	-
Total undiscounted lease payments	968,236
Present value discount, less interest	96,936
Lease Liability	$871,299

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Guarantees

The Company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification agreements is unlimited. However, the Company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of March 31, 2026 and 2025.

Litigation

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum (GKN) and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, GKN and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, GKN and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. Motions for summary judgment in the case were fully briefed, and the judge held oral arguments on August 7, 2025. On September 17, 2025, the court issued an Opinion and Order denying both parties’ motions for Summary Judgment. The parties participated in a mediation on April 23, 2026 which did not result in a settlement. The court recently scheduled the trial to commence on December 1, 2026.

As with any litigation, the Company cannot predict the outcome with certainty, but the company expects to provide further updates on the status of the litigation as circumstances warrant.

The Company may, from time to time, be involved in legal proceedings arising from the normal course of business.

NOTE 11 – SEGMENT INFORMATION

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Company is currently deemed to be comprised of only one operating segment and one reportable segment. The following table presents selected financial information with respect to the Company’s single reportable segment for the three months ended March 31, 2026 and 2025:

	FOR THE THREE MONTHS ENDED MARCH 31,
	2026	2025

Revenue	$-	$209,753

Operating Expenses
Cost of revenue
Payroll and related	-	59,064
Materials and supplies	-	4,850
Total cost of revenue	-	63,914

General and administrative
Payroll and related	1,001,682	680,320
Professional fees	323,845	319,582
Board compensation	96,250	76,250
Employee stock based compensation	864,134	471,744
Consulting stock based compensation	484,097	520,049
Materials and supplies	37,867	71,886
Marketing and travel	87,343	64,727
Investor relations	24,462	36,122
Insurance	51,250	75,533
Software and communications	56,757	71,602
General and administrative, including rent	166,958	165,722
Depreciation	88,143	56,151
Total general and administrative	3,282,788	2,609,688

Selling and marketing
Professional fees	134,700	256,777
Payroll and related	23,817	60,164
Marketing and travel	13,762	1,843
Total selling and marketing	172,279	318,784

Research and development
Payroll and related	317,442	182,707
Materials and supplies	57,599	140,340
Total research and development	375,041	323,047
Operating loss	$(3,830,108)	$(3,105,680)

NOTE 12 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events occurring after March 31, 2026, the date of our most recent balance sheet, through the date our financial statements were issued.

Effective April 17, 2026, the company received a requisition from the University of Rochester in the amount of $243,000 for the next phase of an arrangement with the university to support its Laboratory for Laser Energetics (LLE) for ongoing efforts to develop pulsed laser technologies. The work is expected to be completed by June 30, 2026.

Subsequent to the period ended March 31, 2026, the Company issued an incentive stock option to purchase up to 100,000 shares of common stock, at an exercise price of $1.22, to one employee.

Subsequent to the period ended March 31, 2026, the Company granted an advisory board member a nonstatutory stock option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.20 per share. The option vests as to 100,000 shares on the grant date, with the remaining 900,000 shares vesting in nine equal semi-annual installments beginning six months after the grant date and expires ten years from the grant date.

Subsequent to the period ended March 31, 2026, certain holders of the Company’s outstanding stock options exercised their rights to purchase shares of the Company’s common stock. As a result of these exercises, the Company issued an aggregate of 108,000 shares of common stock at exercise prices ranting from $0.07 to $0.40 per share, resulting in total cash proceeds to the Company of $10,300.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts and can be identified by the use of forward-looking words such as “may,” “believe,” “will,” “would,” “could,” “should,” “expect,” “project,” “anticipate,” “estimates,” “possible,” “plan,” “strategy,” “target,” “prospect,” or “continue,” and other similar terms and phrases. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2025. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Our proprietary USP laser technology provides a significantly more compact solution than current continuous wave laser platforms while still delivering high peak power. Continuous wave laser systems are typically used to heat a target and, during continuous illumination, this heat transfer leads to melting or charring of the material. Using continuous wave output powers that now exceed 100 kilowatts (1kW = 1000 watts), it can take anywhere from seconds to tens of seconds to impact a target. By contrast, Applied Energetics has delivered USP lasers to national security users that exceed five terawatts (1 TW = 1 trillion watts) in peak power, with the difference being that this peak power from a USP laser is delivered in a pulse that is less than a trillionth of a second. During this short pulse duration, and having such a high peak intensity, near-instantaneous ablation of the surface of the threat takes place. The net result of our innovative USP approaches is highly effective lasers capable of jamming, damaging, and destroying certain surveillance and reconnaissance sensors with mountable footprints that require only a fraction of the size, weight, and power requirements of other-directed energy technologies. We believe the combination of both low size and weight, along with power characteristics of wavelength and pulse duration agility will help us achieve our vision statement of “Directed Energy, Anywhere.”

AE owns and protects intellectual property that is integral and necessary for the development of Ultrashort Pulse (“USP™”) Lasers, Laser Guided Energy (“LGE®”) and Direct Discharge Electrical products for military and commercial applications. AE currently owns 26 patents and an additional nine Government Sensitive Patent Applications (“GSPA”). These GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights, including having no expiration date until such time as they are no longer classified after which they will have the normal 20-year patent protection. The company also has two pending patent applications and one provisional patent application which is undergoing conversion to its non-provisional form. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage. We conduct research and development efforts under contracts and on an internal basis as we move toward product development and testing.

During the past several years, substantially all of our operating revenues were derived from contracts with DoW agencies and a major research university. Along with the performance of these contracts, we have conducted internal research and development efforts, building a team of scientists and engineers and establishing our testing facilities in the Battle Lab. We have also begun testing products in remote testing field locations, some of them private and some of them run by government agencies or universities. During the past year, our efforts in this area have been focused on preparing for and conducting these tests and preparing product demonstrations.

AE continues to expand its technical capabilities and administrative capacity with the addition of employees, consultants and contractors, and agreements with leading laser and optics universities in the country. AE also works with a team of contractors to strengthen our compliance, IT, technical staff, human resources and public relations.

Recent Developments and Trends

Effective May 17, 2025, the company received a requisition from the University of Rochester in the amount of $181,639. This is part of a contractual arrangement with the university in the approximate amount of $250,000 to support its Laboratory for Laser Energetics (LLE) for ongoing efforts to explore pulsed laser technologies. Work on the contract commenced on July 10, 2025 with a meeting at Applied Energetics headquarters in Tucson, AZ with Dr. Jon Zuegel, Laser Development and Engineering Division Director and a Senior Scientist at the LLE to discuss the research to be provided by the company. We completed work under the requisition and then worked with the University of Rochester to plan and commence work on the next phase. In April 2026, we were awarded a follow-on contract in excess of $240,000 to support Phase 1 of the program.

During the first half of 2025, we were continuing work on two contracts with the Office of Naval Research (ONR), but both contracts were subsequently closed. Also, through November 14, 2025, we were continuing work on a Phase II Small Business Technology Transfer (STTR) contract with the U.S. Army. In the fourth quarter of 2025, we completed work on this contract and received full payment from the customer.

During the three months ended March 31, 2025, we recognized revenues as we performed services under these contracts and recorded related costs under cost of revenues. During the three months ended March 31, 2026, on the other hand, the company was no longer performing services under these contracts so recorded no revenues or costs with respect to them. However, the company has continued working on related technologies as part of its ongoing internal research and development program.

Costs under these firm fixed fee contracts were affected by supply chain disruptions, and shortages of items like semiconductor chips, and related systemic issues, and general inflation. These supply issues similarly affect any internal research and development programs, and we anticipate that they will continue for at least the near term. Micro-electronic and semiconductor chip shortages are still impacting supply chains, and as such, can impact our ability to develop our technology in a timely manner and to execute and deliver technology to meet demands of our prospective customers. Certain optical transmitting components are also in short supply. The ongoing conflict in the Middle East is also putting upward pressure on shipping expenses for all of these products. Expenditures associated with internal research and development, such as supplies, equipment, and components, are recorded as expenses rather than cost of revenues.

During the quarter ended March 31, 2026, the company has continued its work on the design and integration of USP technologies onto the Kord Firefly platform and has extended this work into the second quarter. With recent upgrades and advances to the FIREFLYTM system, the company looks to continue integration into the updated platform.

During the fourth quarter of 2025 and the first quarter of 2026, the company began conducting field tests of certain of its lasers. To do so, it has made arrangements to use existing testing facilities maintained by third parties, including a private entity and a research university. The costs and availability of these testing facilities vary, depending on prior reservations and the minimum length of time needed for each field test. To facilitate these testing outings and make the time spent in the field more efficient, the company purchased an ATC Command/Response Trailer which is outfitted with a ramp door for access to the laser being tested, air conditioning for climate control, a generator, and workstations to enable the team to make adjustments to the lasers being tested in real time in the field. Our team has conducted several such field tests, in one of which, we completely disabled the sensor on a drone at a range that meets specifications provided to us by prospective customers.

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

Results of Operations

Comparison of Operations for the Three Months Ended March 31, 2026 and 2025:

	2026	2025	$ Change	% Change
Revenue	$-	$209,753	(209,753)	-100.00%
Cost of revenue	-	(63,914)	(63,914)	-100.00%
General and administrative	(3,282,788)	(2,609,688)	673,100	25.79%
Selling and marketing	(172,279)	(318,784)	(146,505)	-45.96%
Research and development	(375,041)	(323,047)	51,994	16.09%
Other income	22,385	14	22,371	159792%
Net loss	$(3,807,723)	$(3,105,666)	(702,057)	22.61%

Revenue

Revenue decreased by approximately $210,000 to $0 for the three months ended March 31, 2026.from the three months ended March 31, 2025. In April 2025, the company was notified by a customer that two of its active contracts were currently unfunded and remain unfunded, resulting in a decrease in revenue for the period. Although the contracts remain open, the company suspended all work until funding is secured in the future. Despite the suspension, the company continues to advance the underlying technology through its internal research and development efforts. Both the customer and the company are actively seeking alternative sources of funding, including from within the original contracting agency and other departments of the U.S. Department of War.

Cost of Revenue

Cost of revenue decreased by approximately $64,000 to $0 for the three months ended March 31, 2026 from the three months ended March 31, 2025. This decrease was attributable to the unavailability of federal funds. The cost of material, supplies and direct labor incurred were expensed to R&D while our programs and work remain active and in place.

General and Administrative

General and administrative expenses increased by approximately $673,000 to approximately $3,283,000 for the three months ended March 31, 2026, compared to approximately $2,610,000 for the three months ended March 31, 2025, primarily due to an increase in salaries and employee benefits of approximately $320,000, as well as an increase in stock based compensation of approximately $356,000.

Selling and Marketing

Selling and marketing expenses decreased by approximately $147,000 to approximately $172,000 for the three months ended March 31, 2026, compared to approximately $319,000 for the three months ended March 31, 2025, due to a decrease of approximately $122,000 in professional fees and a decrease in payroll and related expenses of approximately $36,000 offset by an increase in marketing expenses of approximately $12,000.

Research and Development

Research and development expenses increased by approximately $52,000 to approximately $375,000 for the three months ended March 31, 2026, compared to approximately $323,000 for the three months ended March 31, 2025, primarily due to an increase in labor costs of $135,000 offset by a decrease in material costs of approximately $83,000 associated with continued development of our USP laser technologies.

Net Loss

Our operations for the three months ended March 31, 2026, resulted in a net loss of approximately $3,808,000 an increase of approximately $702,000 compared to a net loss of approximately $3,106,000 for the three months ended March 31, 2025, primarily due to an increase in general and administrative expense and research and development expenses partially offset by a decrease in selling and marketing expenses.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2026, the company incurred a net loss of approximately $3,808,000, had negative cash flows from operations of approximately $2,296,000 and may incur additional future losses due to the possible reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2025, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so for one year from the date the financial statements are issued based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At March 31, 2026, the company had total current assets of approximately $4,649,000 and total current liabilities of approximately $937,000 resulting in working capital of approximately $3,712,000. At March 31, 2026, we had approximately $4,064,000 of cash and cash equivalents, a decrease of approximately $2,372,000 from approximately $6,436,000 at December 31, 2025.

During the first three months of 2026, the net cash outflow from operating activities was approximately $2,296,000. This amount was comprised primarily of our net loss of approximately $3,808,000, offset by non-cash stock-based compensation expense of approximately $1,348,000, amortization of ROU assets of approximately $70,000, depreciation and amortization of approximately $88,000, and amortization of prepaid assets of approximately $51,000 as well as cash used from changes in assets and liabilities of approximately $46,000 due to a decrease in other assets of approximately $102,000, a decrease in the ROU liability of approximately $75,000 and offset by an increase in accounts payable and accrued liabilities of approximately $131,000.

During the first three months of 2026, the net cash outflow from investing activities was approximately $43,000. This was for the purchase of equipment.

During the first three months of 2026, the net cash outflow from financing activities was approximately $32,000. This amount consisted of approximately $20,000 received from the exercise of options and warrants offset by approximately $4,700 tax withholdings related to the share settlement of RSUs and approximately $48,000 of repayment of an insurance premium loan.

Based on the company’s current business plan, we believe our cash balance as of the date of this report will be sufficient to meet the company’s anticipated cash requirements for the near term. However, we cannot be certain that the current business plan will be achievable.

The company’s existence depends upon management’s ability to develop profitable operations. Management is devoting significant time and effort to developing its business and raising capital, as needed, and cannot be certain that these efforts will be successful. Management’s business development efforts may not result in profitable operations. To fund its research and development and marketing efforts, the company’s management continues to explore possible financing opportunities through discussions with investment bankers and private investors. The company may not be successful in its effort to secure additional financing on terms it considers favorable. The accompanying consolidated financial statements do not include any adjustments that might result should the company be unable to continue as a going concern.

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

Budgeting for upcoming expenses and costs of supplies and equipment needed to perform our existing, and any future, grants or contracts requires that we estimate factors such as inflation and geo-political events that affect such expenses and costs. Although inflation generally moderated in 2024 and 2025, recent events in the Middle East appeared to be driving it back up during the first quarter of 2026 through the current date. In addition, the cost of labor continues to increase across certain sectors of the US and global economy which may drive up our general and administrative expenses as well as the cost of personnel, particularly given the highly skilled nature of this work. Inflation has also impacted the price of supplies and materials we must purchase. In addition, geo-political events have further limited the number of countries from which we can source certain supplies and equipment. These limitations can range from outright prohibitions to strong discouragement based on potentially sensitive information. We continually monitor these events and the markets for needed supplies in order to make the best estimates possible, both in our internal budgeting and in any bids or proposals we submit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required for smaller reporting companies.”

ITEM 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 primarily as a result of weaknesses in our internal control over financial reporting as described below. In response to this conclusion and in conjunction with our ongoing assessment and remediation of such internal control over financial reporting as described below, we are in process of strengthening the company’s disclosure controls and procedures.

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

With the assistance of independent consultants, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of March 31, 2026, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. This assessment also took into consideration a material weakness cited by our auditors. In particular, our auditors noted lack of segregation of duties and written policies and procedures within the accounting functions and evidence of control review in that we have not designed such policies and procedures at a sufficient level to support the operating effectiveness of controls to prevent and detect potential error. To mitigate this weakness, in 2025, the company retained the services of an independent consulting firm to conduct an assessment of our internal controls, gap analysis, and remediation recommendations. Based on our assessment under the criteria described above, the Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2026.

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

Changes in Internal Controls Over Financial Reporting

Other than work on remedial measures set forth above under Management’s Report on Internal Control over Financial Reporting, there has been no change in Applied Energetics’ internal control over financial reporting for the quarter ended March 31, 2026, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum (GKN) and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, GKN and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, GKN and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. Motions for summary judgment in the case are fully briefed, and the judge held oral arguments on August 7, 2025. On September 17, 2025, the court issued an Opinion and Order denying both parties’ motions for Summary Judgment. The parties participated in a mediation on April 23, 2026. The pre-trial conference, originally set for October, was extended to May 20, 2026, to accommodate the mediation. No date has been set for trial.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

No new 10b5-1 Trading Plans were established by officers or directors during the three months ended March 31, 2026.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Executive Employment Agreement, dated as of January 28, 2026, by and between the Registrant and Warren Spector (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed with the SEC on February 3, 2026).
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

	By:	/s/ Christopher Donaghey
Christopher Donaghey, President and Chief Executive Officer

Date: May 13, 2026

	By:	/s/ Warren Spector
Warren Spector, Chief Financial Officer

Date: May 13, 2026