Form 10-Q
period 2026-06-30
APPLIED ENERGETICS, INC.
filed 2026-08-13
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 230,105,003 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,116,916	$6,436,082
Restricted cash	75,000	-
Accounts receivable, net	81,000	-
Other assets	936,764	533,382
Total current assets	2,209,680	6,969,464

Long-term assets
Property and equipment - net	1,172,355	1,267,037
Right of use asset – operating lease	670,141	811,153
Security deposits	17,004	17,004
Total long-term assets	1,859,500	2,095,194
Total assets	$4,069,180	$9,064,658

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$539,961	$220,908
Notes payable	202,554	48,000
Operating lease liability - current	307,431	281,162
Accrued expenses	200,303	242,197
Deferred revenue	100,000	-
Accrued dividends	48,079	48,079
Total current liabilities	1,398,328	840,346

Long-term liabilities
Operating lease liability - non-current	485,431	664,542
Total long-term liabilities	485,431	664,542
Total liabilities	1,883,759	1,504,888

Commitments and Contingencies

Stockholders’ Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at June 30, 2026 and December 31, 2025 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 229,960,003 and 229,580,642 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	229,962	229,583
Additional paid-in capital	144,903,912	142,192,155
Accumulated deficit	(142,948,467)	(134,861,982)
Total stockholders’ equity	2,185,421	7,559,770

Total Liabilities and Stockholders’ Equity	$4,069,180	$9,064,658

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three months Ended		For the Six months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$62,000	$70,335	$62,000	$280,088
Cost of revenue	21,570	47,490	21,570	111,404
Gross profit	40,430	22,845	40,430	168,684
Operating expenses
General and administrative	3,417,507	2,823,159	6,700,295	5,432,847
Selling and marketing	223,330	649,260	395,609	968,044
Research and development	699,234	336,178	1,074,275	659,225
Total operating expenses	4,340,071	3,808,597	8,170,179	7,060,116

OPERATING LOSS	(4,299,641)	(3,785,752)	(8,129,749)	(6,891,432)

Other income/(expense)
Other income	20,879	3	43,264	17
Total other income/(expense)	20,879	3	43,264	17

Loss before provision for income taxes	(4,278,762)	(3,785,749)	(8,086,485)	(6,891,415)

Provision for income taxes	-	-	-	-

Net loss	(4,278,762)	(3,785,749)	(8,086,485)	(6,891,415)

Preferred stock dividends	(8,501)	(8,501)	(17,003)	(17,003)

Net loss attributable to common stockholders	$(4,287,263)	$(3,794,250)	$(8,103,488)	$(6,908,418)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding	229,899,679	222,134,024	229,798,551	220,292,048

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	13,602	$14	229,580,642	$229,583	$142,192,155	$(134,861,982)	$7,559,770
Stock-based compensation	-	-	-	-	1,348,232	-	1,348,232
Common stock issued on exercise of options	-	-	217,463	217	20,162	-	20,379
Common stock issued for settlement of restricted stock units	-	-	11,667	12	(12)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(3,751)	(4)	(4,659)	-	(4,663)
Shares issued for consulting services	-	-	-	-	-	-	-
Net loss for the period ended March 31, 2026	-	-	-	-	-	(3,807,723)	(3,807,723)
Balance at March 31, 2026	13,602	$14	229,806,021	$229,808	$143,555,878	$(138,669,705)	$5,115,995

Stock-based compensation	-	-	-	-	1,334,105	-	1,334,105
Common stock issued on exercise of options	-	-	153,982	154	13,929	-	14,083
Net loss for the period ended June 30, 2026	-	-	-	-	-	(4,278,762)	(4,278,762)
Balance at June 30, 2026	13,602	$14	229,960,003	$229,962	$144,903,912	$(142,948,467)	$2,185,421

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	13,602	$14	213,860,508	$213,861	$120,168,124	$(119,989,252)	$392,747
Stock-based compensation	-	-	-	-	912,593	-	912,593
Common stock issued on exercise of options	-	-	30,000	30	11,970	-	12,000
Issuance of common stock under the market offering	-	-	4,272,334	4,272	3,199,978	-	3,204,250
Common stock issued for settlement of restricted stock units	-	-	11,667	12	(12)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(3,693)	(4)	(2,729)	-	(2,733)
Shares issued for consulting services	-	-	80,000	80	79,120	-	79,200
Proceeds from issuance of prefunded warrants			3,738,318	3,738	2,796,262		2,800,000
Net loss for the period ended March 31, 2025	-	-	-	-	-	(3,105,666)	(3,105,666)
Balance at March 31, 2025	13,602	$14	221,989,134	$221,9891	$127,165,306	$(123,094,918)	$4,292,391

Stock-based compensation	-	-	-	-	1,098,971	-	1,098,971
Common stock issued on exercise of options	-	-	210,000	210	26,690	-	26,900
Common stock issued on exercise of warrants	-	-	50,000	50	2,950	-	3,000
Shares issued for consulting services	-	-	80,000	80	63,920	-	64,000
Net loss for the period ended June 30, 2025	-	-	-	-	-	(3,785,749)	(3,785,749)
Balance at June 30, 2025	13,602	$14	222,329,134	$222,329	$128,357,837	$(126,880,667)	$1,699,513

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(8,086,485)	$(6,891,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock-based compensation expense	2,682,337	2,154,764
Amortization of ROU assets	141,012	128,834
Depreciation	175,147	114,203
Amortization of prepaid assets	102,500	38,393
Changes in assets and liabilities:
Accounts receivable	(81,000)	335,839
Prepaid and deposits	-	(65,141)
ROU liabilities	(152,842)	(122,639)
Other assets	(281,882)	-
Accounts payable	319,053	124,568
Deferred Revenue	100,000
Accrued expenses and compensation	(41,894)	54,931
Net cash used in operating activities	(5,124,054)	(4,127,663)

Cash Flows From Investing Activities
Purchase of equipment	(80,465)	(1,151,563)
Net cash used in investing activities	(80,465)	(1,151,563)

Cash Flows From Financing Activities
Repayment on notes payable	(69,446)	(63,325)
Proceeds from issuance of common stock under the market offering	-	6,004,250
Tax withholdings related to net share settlement of RSU’s	(4,663)	(2,733)
Proceeds from the exercise of stock options and warrants	34,462	41,900
Net cash provided by financing activities	(39,647)	5,980,093

Net change in cash and cash equivalents	(5,244,166)	700,867

Cash and cash equivalents, beginning of period	6,436,082	164,812
Cash, cash equivalents, and restricted cash at end of period	$1,191,916	$865,679

Supplemental disclosure of cash flow information
Cash paid for interest	$2,158	$686
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Insurance financing for prepaid insurance	$224,000	$160,000

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

For the six months ended June 30, 2026, the company incurred a net loss of $8,086,485, had negative cash flows from operations of $5,124,054 and may incur additional future losses due to limited contract activity. At June 30, 2026, the company had total current assets of $2,209,680 and total current liabilities of $1,398,328, resulting in working capital of $811,352. At June 30, 2026, the company had cash and cash equivalents of $1,116,916.

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

JUNE 30, 2026

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

Applied Energetics, Inc. is a corporation organized and existing under the laws of the State of Delaware. Our headquarters is located at 9070 S. Rita Road Suite 1500, Tucson, Arizona, 85747, including office and laboratory space, and our telephone number is (520) 628-7415.

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

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of shares underlying warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 38,541,176 and 38,095,394 for the six months ended June 30, 2026 and 2025, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of June 30, 2026, $863,651 was uninsured.

NOTE 2 – NEW ACCOUNTING STANDARDS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The company is currently evaluating the provisions of this guidance and assessing the potential impact on the company’s financial statement disclosures

In March 2024, FASB issued Accounting Standards Update (“ASU”) 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments remove references to various FASB Concepts Statements from the Accounting Standards Codification to avoid unintended reliance on non-authoritative guidance. ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, but resulted in expanded income tax disclosures in the notes to the consolidated financial statements.

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

NOTE 3 – RESTRICTED CASH

In June 2026 the company deposited $75,000 into a bank account in order for it to obtain a company credit card for purchases of equipment and materials. The limit on the credit card has the same limit as the amount of the deposit. The amount is deposited in an interest bearing account and is collateral which could be used by the issuer of the credit card should the company be in default of repayment of a balance on the credit card. The company has the right to reduce the credit limit of the credit card at any time and the balance of the restricted cash will be reduced accordingly to the revised credit limit.

NOTE 4 – OTHER ASSETS

Other assets consisted of the following as of June 30, 2026 and December 31, 2025:

	As of June 30,	As of December 31,
	2026	2025
Prepaid Expenses	$630,520	$430,882
Prepaid Insurance	286,000	102,500
Prepaid Consumables	20,244	-
Total other assets	$936,764	$533,382

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT – NET

Property and equipment – net consisted of the following as of June 30, 2026 and December 31, 2025:

	As of June 30,	As of December 31,
	2026	2025
Lab equipment	$790,420	$763,011
Battle Lab Equipment	1,108,334	1,102,941
Software	442,310	442,310
Furniture and fixtures	24,143	24,143
Computer equipment	171,641	161,978
Other Property Used for Transportation	49,200	11,200
Total property and equipment	2,586,048	2,505,583
Less: Accumulated depreciation	(1,413,693)	(1,238,546)
Property and equipment, net	$1,172,355	$1,267,037

Depreciation expense for the six months ended June 30, 2026 and 2025, was $175,147 and $114,203, respectively.

NOTE 6 – SECURITY DEPOSITS

As of June 30, 2026 and December 31, 2025, the company had security deposits totaling $17,004 which primarily consist of amounts paid under office and facility lease agreements. These deposits are refundable upon lease termination, subject to the terms of the underlying agreements. The security deposits are classified as non-current assets, as the leases are not expected to terminate within the next twelve months.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2026 and December 31, 2025:

	As of June 30,	As of December 31,
	2026	2025
Accrued payroll	$127,837	$148,218
Accrued PTO	52,840	55,673
Accrued taxes	8,228	26,832
Accrued other	11,398	11,474
Total accrued expenses	$200,303	$242,197

NOTE 8 – NOTES PAYABLE

Premium Financing

On June 9, 2026, the company entered into an agreement with a lender to provide financing in the amount of $224,000 for the insurance premiums associated with two D&O policies. Both policies commenced June 12, 2026, and provide coverage for the next 12 months, expiring June 11, 2027. The loan bears interest at a fixed rate of 11.56% per annum. The company was required to prepay $62,000 and it is included on the balance sheet as other asset. On July 12, 2026, the company commenced monthly principal and interest payments of $23,604. The term of the loan is 10 months. Total payments will be $236,040 and the last payment is scheduled to be made on or before April 12, 2027. As of June 30, 2026, the outstanding balance on the note was $202,554.

On June 12, 2025, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the amount of $160,000 for the insurance premiums associated with two D&O policies. Both policies commenced June 12, 2025, and provide coverage for the next 12 months, expiring June 11, 2026. The loan bears interest at a fixed rate of 9.250% per annum. The company was required to prepay $45,000, and it is included on the balance sheet as other asset. On July 12, 2025, the company commenced monthly principal and interest payments of $16,686 which was the first of ten installments aggregating $166,860, the last payment is scheduled to be made on or before April 12, 2026. At December 31, 2025 the outstanding balance on the note was $48,000 and at June 30, 2026, the outstanding balance on the note was $0.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Notes Payable Reconciliation

The following reconciles notes payable as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Beginning balance	$48,000	$47,325
Notes payable	224,000	160,000
Payments on notes payable	(69,446)	(159,325)
Total	202,554	48,000
Less-Notes payable – current	202,554	48,000
Notes payable – non-current	$-	$-

NOTE 9 – STOCKHOLDERS’ EQUITY

Stock Issuances

During the six months ended June 30, 2026, the company issued 314,882 shares of common stock upon the exercise of 314,882 options at an exercise price of $0.07 a share. As a result, the company received $22,042 in cash proceeds as part of the transaction.

During the six months ended June 30, 2026, the company issued 30,000 shares of common stock upon the exercise of 30,000 options at an exercise price of $0.07 a share. As a result, the company received $2,100 in cash proceeds as part of the transaction.

During the six months ended June 30, 2026, the company issued 20,000 shares of common stock upon the exercise of 20,000 options at an exercise price of $0.40 a share. As a result, the company received $8,000 in cash proceeds as part of the transaction.

During the six months ended June 30, 2026, the company issued 6,600 shares of common stock upon the exercise of 6,600 options at an exercise price of $0.35 a share. As a result, the company received $2,310 in cash proceeds as part of the transaction.

During the six months ended June 30, 2025, the company completed the placement of 8,010,652 shares of its common stock, par value, $0.001 per share, of which 3,738,318 were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $0.75 per share (or $0.749 per underlying share for pre-funded warrants), for aggregate proceeds in the approximate amount of $6,004,250.

During the six months ended June 30, 2025, the company issued 50,000 shares of common stock upon the exercise of 50,000 options at an exercise price of $0.40 a share, for proceeds in the amount of $20,000.

During the six months ended June 30, 2025, restricted stock units covering 11,667 shares of the company’s common stock vested. The company issued 11,667 shares of common stock, and withheld 3,693 shares of common stock from the holder pursuant to their restricted stock unit agreement to cover its tax withholding obligation of $2,733.

During the six months ended June 30, 2025, the company issued 160,000 shares of common stock to consultants in exchange for services rendered. During the six months ended June 30, 2025, the company recognized stock compensation expense of $143,200.

During the six months ended June 30, 2025, the company issued 50,000 shares of common stock upon exercise of warrants at an exercise price of $ 0.06 per share for proceeds in the amount of $3,000.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

During the six months ended June 30, 2026, restricted stock units covering 11,667 shares of the company’s common stock vested. The company issued 11,667 shares and withheld 3,751 shares of common stock from the holder pursuant to their restricted stock unit agreement to cover its tax withholding obligation of $4,663.

Preferred Stock

As of June 30, 2026, and December 31, 2025, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of June 30, 2026, including previously accrued dividends of $48,079 included in our balance sheet total approximately $447,638. The company’s Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since the company did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

If a change of control occurs, each holder of shares of Series A Convertible Preferred Stock that are outstanding immediately prior to the change of control shall have the right to require the corporation to purchase, out of legally available funds, any outstanding shares of Series A Convertible Preferred Stock at the defined purchase price. The purchase price is defined as: per share of Preferred Stock, 101% of the liquidation preference thereof, plus all unpaid and accumulated dividends, if any, to the date of purchase thereof. The purchase price is payable, at the corporation’s option, (x) in cash, (y) in shares of the common stock at a discount of 5% from the fair market value of Common Stock on the Purchase Date (i.e. valued at 95% of the fair market value of the Common Stock on the Purchase Date), or (z) any combination thereof.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Stock Option and Stock Issuance Plan

Effective November 12, 2018, the company’s Board of Directors adopted the 2018 Incentive Stock Plan. The plan provides for the allocation and issuance of stock, restricted stock purchase offers and options (both incentive stock options and non-qualified stock options) to officers, directors, employees and consultants of the company. The board reserved a total of 50,000,000 shares for possible issuance under the 2018 plan. Effective July 25, 2025, the Board of Directors adopted the 2025 Equity Incentive Plan, which was approved by the stockholders at the 2025 Annual Meeting. The board has reserved 35,000,000 shares plus any remaining shares under the 2018 plan for issuance under the 2025 plan. To date, no grants have been made under the 2025 plan.

The company has, from time to time, also granted non-plan options and restricted stock units to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $2,682,337 and $2,154,764 for the six months ended June 30, 2026, and 2025, respectively, which was charged to general and administrative expense.

The $2,682,337 stock-based compensation for the six months ended June 30, 2026, was comprised of $1,846,810 option expense and $835,527 expense from the vesting of restricted stock.

As of June 30, 2026, the company has $8,396,432 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately six years.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The following table summarizes the activity of our stock options for the six months ended June 30, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2025	33,371,563	$0.42	5.43	-
Granted	2,375,000	1.41	9.75	-
Exercised	(371,482)	0.09	2.66	(498,035)
Forfeited or expired	(1,380,000)	1.00	-	-
Outstanding at June 30, 2026	33,995,081	.67	5.15	23,360,094
Outstanding and exercisable at June 30, 2026	22,957,579	0.49	3.52	19,603,532

We determine the fair value of option grant share-based awards at their grant date, using a Black-Scholes- Merton Option- Pricing Model applying the assumptions in the following table:

	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025
Assumptions:
Risk-free interest rate	3.99-4.32%	4.00-4.28%
Expected dividend yield	0%	0%
Expected volatility	81.76-86.38%	86.00-111.96%
Expected life (in years)	6-7.25	6.5

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award and recognized as an expense over the requisite service period. Restricted stock activity for the six months ended June 30, 2026, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date
Nonvested at December 31, 2025	3,057,121	2.44
Granted – restricted stock units and awards	-	-
Granted – performance-based stock units	-	-
Canceled	-	-
Vested	(11,667)	(2.25)
Nonvested at June 30, 2026	3,045,454	$2.45

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

As of June 30, 2026, and December 31, 2025, there was $701,729 and $1,542,756 respectively in unrecognized stock- based compensation related to unvested restricted stock agreements, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately 1.25 years.

On October 9, 2025, the company completed the placement of 5,995,674 shares of its common stock (or pre-funded warrants in lieu thereof) to a group of existing accredited investors at a purchase price of $1.80 per share. The pre-funded warrants are exercisable immediately upon issuance at a price of $0.001 per share until exercised. The company assessed the pre-funded warrants for appropriate balance sheet classification and concluded that the pre-funded warrants are freestanding equity-linked financial instruments that meet the criteria for equity classification under ASC 480 and ASC 815. Accordingly, they are classified as equity and accounted for as a component of common stock at the time of issuance. The company also determined that the prefunded warrants should be included in the determination of basic and diluted earnings per share in accordance with ASC 260, Earnings per Share. Accordingly, the tables below do not include prefunded warrants of 5,961,774 at June 30, 2026 and December 31, 2025.

Warrant stock activity for the six months ended June 30, 2026, was as follows:

Warrant Activity
		Weighted Average Exercise	Weighted Average remaining Contractual Term
	Shares	Price	(years)
Outstanding at December 31, 2025	1,435,000	$0.06	3.40
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding and exercisable at June 30, 2026	1,435,000	$0.06	2.90

	Warrants Outstanding			Warrants Exercisable
		Weighted Avg. Remaining	Weighted		Weighted
Range of	Shares	Contractual Life in	Avg. Exercise	Shares	Avg. Exercise
Exercise Prices	Outstanding	Years	Price	Exercisable	Price
$0.06	1,435,000	2.90	$0.06	1,435,000	$0.06
	1,435,000	2.90	$0.06	1,435,000	$0.06

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The following table summarizes the company’s accounts receivable, net,

	June 30, 2026	December 31, 2025
Accounts receivable, net	$81,000	$0

Concentrations

During the three months ended June 30, 2026, one customer accounted for a total of $62,000 in revenue or 100% of revenue recognized. As of June 30, 2026, the company had $81,000 of accounts receivable recorded on the balance sheet. Based on the company’s evaluation of credit risk, historical collection experience, and subsequent collections received, management concluded that the accounts receivable is fully collectible. Accordingly, no allowance for doubtful accounts was recorded as of June 30, 2026.

During the three months ended June 30, 2025, one customer accounted for a total of $70,335 in revenue or 100% of revenue recognized. During the six months ended June 30, 2025, two customers accounted for a total of $280,088 in revenue or 100% of revenue recognized. As of June 30, 2025, the company had $0 of accounts receivable recorded as current assets on the balance sheet, and therefore, no allowance for doubtful accounts was recorded as of June 30, 2025.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 11– COMMITMENTS AND CONTINGENCIES

Operating Leases

In March 2021, the company signed a five-year lease for a 13,000 square foot laboratory/office space in Tucson. The initial base rent was $6.76 per rentable square foot for year one and escalated to $ 9.20 per rentable square foot in year two. It is to further escalate to $11.48 per rentable square foot in year three, $13.17 per rentable square foot in year four and $14.93 per rentable square foot in year five, in addition to certain operating expenses and taxes.

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

On July 3, 2024, the company exercised its option to lease more than 5,000 square feet of additional space at the University of Arizona Tech Park. The company took the option to lease this additional space under the June 7, 2023, amendment. The company currently occupies, in the aggregate, approximately 26,000 sq. ft of space at the Arizona Tech Park.

The company incurred lease payments of $209,814 for base rent, which was included in general and administrative expenses in the statement of operations for the six months ended June 30, 2026. The above amount doesn’t include additional operating costs of $130,782 incurred during the six months ended June 30, 2026 that were also included in general and administrative expenses in the statements of operations.

At June 30, 2026, the company had $202,767 in future minimum lease payments due for the six months ending December 31, 2026. The below table below presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease

2026, six months ended December 31:	$202,767
2027	418,216
2028	250,317
2029	-
Thereafter	-
Total undiscounted lease payments	871,300
Present value discount, less interest	78,437
Lease Liability	$792,863

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification obligations is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of June 30, 2026 and 2025.

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

JUNE 30, 2026

(Unaudited)

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. When evaluating the company’s performance and making key decisions regarding resource allocation, the CODM reviews each of the key metrics included in operating income or loss and set forth in the table below.

The company is currently deemed to be comprised of only one operating segment and one reportable segment. The following table presents selected financial information with respect to the company’s single reportable segment for the three and six months ended June 30, 2026 and 2025:

	For the three months Ended		For the Six months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$62,000	$70,335	$62,000	$280,088

Operating Expenses
Cost of revenue
Payroll and related	21,570	29,277	21,570	88,341
Materials and supplies	-	18,213	-	23,063
Marketing and travel	-	-	-	-
Total cost of revenue	21,570	47,490	21,570	111,404

General and administrative
Payroll and related	945,291	738,049	1,946,973	1,418,369
Professional fees	498,182	317,249	822,027	636,831
Board compensation	96,250	89,667	192,500	165,917
Employee stock based compensation	713,303	622,244	1,577,437	1,093,988
Consulting stock based compensation	620,801	540,726	1,104,898	1,060,775
Materials and supplies	24,420	50,379	62,287	122,265
Marketing and travel	59,537	79,901	146,880	144,628
Investor relations	22,711	63,661	47,173	99,783
Insurance	94,850	16,755	146,100	92,288
Software and communications	86,351	72,100	143,108	143,702
General and administrative, including rent	168,807	174,375	335,765	340,097
Depreciation	87,004	58,053	175,147	114,203
Total general and administrative	3,417,507	2,823,159	6,700,295	5,432,847

Selling and marketing
Professional fees	205,629	540,366	340,329	797,143
Payroll and related	2,301	87,601	26,118	147,765
Marketing and travel	15,400	21,293	29,162	23,136
Total selling and marketing	223,330	649,260	395,609	968,044

Research and development
Payroll and related	333,389	232,166	650,831	414,873
Professional fees	-	-	-	-
Materials and supplies	365,845	104,012	423,444	244,352
Total research and development	699,234	336,178	1,074,275	659,225

Operating loss	$(4,299,641)	$(3,785,752)	$(8,129,749)	$(6,891,432)

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after June 30, 2026, the date of our most recent balance sheet, through the date our financial statements were issued.

Subsequent to the period ending June 30, 2026, the company issued 45,000 shares of common stock upon the exercise of 45,000 options at an exercise price of $0.07 a share. As a result, the company received $3,150 in cash proceeds as part of the transaction.

Subsequent to June 30, 2026, Restricted Stock Units covering 100,000 shares of the company’s common stock vested. The company has the right to withhold a portion of these shares of common stock from the holders pursuant to their restricted stock unit agreements to cover its tax withholding obligation.

As of the reporting date, the company has received cash proceeds in the amount of $2 million from investors pursuant to an equity offering. The company has not yet delivered countersigned subscription agreements or conducted a closing of the financing, and the final terms remain subject to change while the financing is open. Accordingly, the company has classified the proceeds as a liability. The company will reclassify the liability to equity upon delivery of countersigned agreements and finalization of the terms.

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

Overview

Applied Energetics, Inc. is a leader in developing the next generation optical sources exhibiting ever-increasing output energy, peak power and frequency agility while also providing decreased size, weight, and cost of these systems for customers. Applied Energetics utilizes patented, dual-use technologies to advance critical industries. Leveraging our proprietary fiber-based architecture and wavelength- and pulse-agility capability, our Ultrashort Pulse (“USP”) technology can enable users to achieve specific effects across different use cases with an unmatched blend of size, weight, and power attributes. While initially designed to meet the emerging needs and priorities for the national security community, our directed energy technology also has potential commercial applications in both the biomedical and advanced manufacturing industries.

Our USP lasers are designed to provide:

●	Frequency Agile Optical Sources from Ultraviolet (UV) to Far Infrared (IR)

●	Pulse Duration Agility

●	Size, Weight, and Power Optimization

●	Advanced Fiber Applications

●	Laser Guided Energy (LGE®)

●	Laser Induced Plasma Channel (LIPC®)

Applied Energetics’ directed energy technologies are vastly different from conventional directed energy systems. Our proprietary fiber-based architecture is a key differentiator for our most recent technology demonstrators. Compared with traditional continuous wave laser technologies, with their larger footprints, AE’s architecture enables orders of magnitude size-weight-power optimization on all deliverables, for powerful, dual-use and agile systems that can fit a host of platforms while delivering very high-intensity, ultrashort pulses of light to the required target. This unique directed energy solution allows extremely high peak power and energy, with target and effects tunability, and is effective against a wide variety of potential targets.

Applied Energetics’ optical fiber-based laser architectures also enable unmatched wavelength agility as well as pulse duration agility. Using innovative and highly specialized frequency shifting techniques, wavelengths can be custom tuned from the deep ultraviolet to the far infrared. In addition, temporal outputs can be adjusted from continuous wave to sub-picoseconds. The technology enables the customer to adjust the lasers’ operating parameters, ultimately creating more flexibility to change wavelength and pulse width. This feature allows for optimization of laser performance for defense or commercial applications. For defense, in particular, our USPL technology has demonstrated effects we believe are well suited to counter Group 1 and Group 2 small unmanned aerial systems.

Our proprietary USP laser technology provides a significantly more compact solution than current continuous wave laser platforms while still delivering high peak power. Continuous wave laser systems are typically used to heat a target and, during continuous illumination, this heat transfer leads to melting or charring of the material. Using continuous wave output powers that now exceed 100 kilowatts (1kW = 1000 watts), it can take anywhere from seconds to tens of seconds to impact a target. By contrast, Applied Energetics has delivered USP lasers to national security users that exceed five terawatts (1 TW = 1 trillion watts) in peak power, with the difference being that this peak power from a USP laser is delivered in a pulse that is measured in trillionths of a second or shorter. During this short pulse duration, and having such a high peak intensity, near-instantaneous ablation of the surface of the threat takes place. The net result of our innovative USP approaches is highly effective lasers capable of jamming, damaging, and destroying certain surveillance and reconnaissance sensors with mountable footprints that require only a fraction of the size, weight, and power requirements of other-directed energy technologies. We believe the combination of both low size, weight, and power, along wavelength and pulse duration agility will help us achieve our vision statement of “Directed Energy, Anywhere.”

AE owns and protects intellectual property that is integral and necessary for the development of Ultrashort Pulse (“USP™”) Lasers, Laser Guided Energy (“LGE®”) and Direct Discharge Electrical products for military and commercial applications. AE currently owns 25 patents and an additional nine Government Sensitive Patent Applications (“GSPA”). These GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights, including having no expiration date until such time as they are no longer classified after which they will have the normal 20-year patent protection. The company also has two pending patent applications and one provisional patent application which is undergoing conversion to its non-provisional form. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage. In addition to research we have performed under contracts, we have continued our internal research and development (IRAD) efforts as we transition to product development and testing.

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

AE continues to expand its technical capabilities and administrative capacity with the addition of employees, consultants and contractors, and agreements with leading laser and optics universities in the country. AE also works with a team of contractors to strengthen our compliance, IT, technical staff, human resources and public relations. During the quarter, AE added two new business developments contractors as well as a business development marketing agency to assist the company in raising awareness about the state and uniqueness of its technology in the market and among targeted customers.

In accordance with our 2026 Priorities, we continue to focus our efforts on (i) prioritizing laser productization; increasing staff for systems integration, software development, and beam director design; (ii) increasing market awareness and credibility; converting business development pipeline into active contracts; and (iii) cultivating ongoing partner conversations into active teaming agreements for specific programs, layered systems integration architectures, direct investment and co-development agreements.

The company, with its USPL technology, is uniquely positioned with its SWAP profile and specialized applications for counter UAS, counter ISR, Golden Dome and other applications requiring scaled directed energy effects.

Recent Developments and Trends

Effective May 17, 2025, the company received a requisition from the University of Rochester in the amount of $181,639. This is part of a contractual arrangement with the university in the approximate amount of $250,000 to support its Laboratory for Laser Energetics (LLE) for ongoing efforts to explore pulsed laser technologies. We completed work under the requisition, and in April 2026 we were awarded a follow-on contract in excess of $240,000 to support Phase 1 of the program. We have performed a significant amount of the work under Phase 1, and planning has begun for the next phase of the program.

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

During the six months ended June 30, 2025, we recognized revenues as we performed services under these contracts and recorded related costs under cost of revenues. During the six months ended June 30, 2026, on the other hand, the company was no longer performing services under these contracts, so it recorded no revenues or costs with respect to them. However, the company has continued working on related technologies as part of its ongoing internal research and development program.

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

Effective April 17, 2026, the company received a requisition from the University of Rochester in the amount of $243,000 for the next phase of an arrangement with the university to support its Laboratory for Laser Energetics (LLE) for ongoing efforts to develop pulsed laser technologies. The work is expected to be completed by September 30, 2026. Planning has also begun for the next phase of the program.

During the quarter ended June 30, 2026, the company has continued its work on the design and integration of USP technologies to be tested on the Kord Firefly platform and has extended this work into the third quarter. With recent upgrades and advances to the FIREFLYTM system, the company looks to continue integration into the updated platform.

During the fourth quarter of 2025 and the first half of 2026, the company conducted field tests of certain of its lasers. To do so, it has made arrangements to use existing testing facilities maintained by third parties, including a private entity and a research university. The costs and availability of these testing facilities vary, depending on prior reservations and the minimum length of time needed for each field test. To facilitate these testing outings and make the time spent in the field more efficient, the company purchased an ATC Command/Response Trailer which is outfitted with a ramp door for access to the laser being tested, air conditioning for climate control, a generator, and workstations to enable the team to make adjustments to the lasers being tested in real time in the field. Our team has conducted several such field tests, in one of which, we completely disabled the sensor on a drone at a range that meets specifications provided to us by prospective customers. During this period our team has also deployed a significant amount of the company’s R&D budget toward the purchase of supplies and equipment for the development and testing of prototypes.

The current budgetary and deficit funding environment, continuing inflation, tariffs, and other ongoing supply chain disruptions, the appropriations process, federal government shutdowns, and budget cuts, among other items, all continue to create significant short and long-term challenges and risks to the company and its business development endeavors. It is difficult to forecast the effect that any future tariffs will have on our ability to source raw materials, supplies, and equipment needed to continue our operations both for the performance of our ongoing contractual obligations and our internal research and development efforts. Moreover, the cuts to funding and reductions in federal government personnel can impact our cash flows, contract award timing, and ability to continue operating. However, we remain optimistic that the innovative nature of our technology and its novel approach to addressable threats position the company for development, growth, and market opportunities.

Certain mitigating factors could blunt any potential impact of these changes on our industry. The DoW and others in the administration have indicated that funding for innovation and novel technologies will continue to be a priority, and scaling directed energy has been discussed as part of this trend. Also, many of the cuts are being challenged in court and, in some cases, reversed either because of judicial rulings or policy reversals. However, it is difficult to predict precisely where funds will be cut or allocated, and even a general reduction in force can make administrative functions, such as finalizing contracts and government payment processing, challenging. These factors could severely impact our cash flows and our ability to continue operating.

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

Results of Operations

Comparison of Operations for the Three Months Ended June 30, 2026 and 2025:

	2026	2025	$ Change	% Change
Revenue	$62,000	$70,335	(8,335)	-11.85%
Cost of revenue	(21,570)	(47,490)	25,920	-54.58%
General and administrative	(3,417,507)	(2,823,159)	(594,348)	21.05%
Selling and marketing	(223,330)	(649,260)	425,930	-65.60%
Research and development	(699,234)	(336,178)	(363,056)	108.00%
Other income	20,879	3	20,876	NM
Net loss	$(4,278,762)	$(3,785,749)	(493,013)	13.02%

Revenue

Revenue decreased by $8,335 to $62,000 for the three months ended June 30, 2026 from $70,335 for the three months ended June 30, 2025. In April 2025, the company was notified by a customer that two of its active contracts were currently unfunded and remain unfunded, resulting in a decrease in revenue for the period. Although the contracts remain open, the company suspended all work until funding is secured in the future. Despite the suspension, the company continues to advance the underlying technology through its internal research and development efforts. Both the customer and the company are actively seeking alternative sources of funding, including from within the original contracting agency and other departments of the U.S. Department of War.

Cost of Revenue

Cost of revenue decreased by $25,920 to $21,570 for the three months ended June 30, 2026 from $47,490 for the three months ended June 30, 2025. This decrease was primarily attributable to the corresponding decrease in revenue for the three months ended June 30, 2026.

General and Administrative

General and administrative expenses increased by $594,348 to $3,417,507 for the three months ended June 30, 2026, compared to $2,823,159 for the three months ended June 30, 2025, primarily due to an increase in employees and a resulting increase in salaries, employee benefits, and consultants of approximately $328,000, an increase in stock based compensation of $171,000, and an increase in recruiting expenses of $80,000.

Selling and Marketing

Selling and marketing expenses decreased by $425,930 to $223,330 for the three months ended June 30, 2026, compared to approximately $649,260 for the three months ended June 30, 2025, primarily due to expenses of approximately $450,000 to set up the Battle Lab that were incurred during the three months ended June 30, 2025.

Research and Development

Research and development expenses increased by $363,056 to $699,234 for the three months ended June 30, 2026, compared to $336,178 for the three months ended June 30, 2025 primarily due to an increase in labor costs of $134,735, including the hiring of new engineering staff as well as an increase in materials and supplies of $262,000, including highly specialized components and optical fibers for the design of prototypes for demonstrations as well as continued development of our USP laser technologies and programs.

Net Loss

Our operations for the three months ended June 30, 2026, resulted in a net loss of $4,278,762, an increase of approximately $493,013 compared to a net loss of $3,785,749 for the three months ended June 30, 2025, primarily due an increase in general and administrative expenses and research and development expenses partially offset by a decrease in selling and marketing expenses.

Results of Operations

Comparison of Operations for the Six Months Ended June 30, 2026 and 2025:

	2026	2025	$ Change	% Change
Revenue	$62,000	$280,088	(218,088)	-77.86%
Cost of revenue	(21,570)	(111,404)	89,834	-80.64%
General and administrative	(6,700,295)	(5,432,847)	(1,267,448)	23.33%
Selling and marketing	(395,609)	(968,044)	572,435	-59.13%
Research and development	(1,074,275)	(659,225)	(415,050)	62.96%
Other income	43,264	17	43,247	NM
Net loss	$(8,086,485)	$(6,891,415)	(1,195,070)	17.34%

Revenue

Revenue decreased by $218,088 to $62,000 for the six months ended June 30, 2026 from $280,088 for the six months ended June 30, 2025. In April 2025, the company was notified by a customer that two of its active contracts were currently unfunded and remain unfunded, resulting in a decrease in revenue for the period. Although the contracts remain open, the company suspended all work until funding is secured in the future. Despite the suspension, the company continues to advance the underlying technology through its internal research and development efforts. Both the customer and the company are actively seeking alternative sources of funding, including from within the original contracting agency and other departments of the U.S. Department of War.

Cost of Revenue

Cost of revenue decreased by $89,834 to $21,570 for the six months ended June 30, 2026 from $111,404 for the six months ended June 30, 2025. This decrease was primarily attributable to the corresponding decrease in Revenue for the six months ended June 30, 2025.

General and Administrative

General and administrative expenses increased by $1,267,448 to $6,700,295 for the six months ended June 30, 2026, compared to approximately $5,432,847 for the six months ended June 30, 2025, primarily due to an increase in employees and a resulting increase in salaries, employee benefits, and consultants of approximately $725,000 and an increase in stock based compensation of $528,000.

Selling and Marketing

Selling and marketing expenses decreased by $572,435 to approximately $395,609 for the six months ended June 30, 2026, compared to $968,044 for the six months ended June 30, 2025, primarily due to a decrease in expenses of $628,000 to set up the Battle Lab that were incurred for the 6 months ended June 30, 2025.

Research and Development

Research and development expenses increased by $415,050 to approximately $1,074,275 for the six months ended June 30, 2026, compared to $659,225 for the six months ended June 30, 2025, primarily due to an increase in labor costs of $236,000 as well as an increase in materials and supplies of $179,000 in connection with the design of prototypes for demonstrations as well as continued development of our USP laser technologies and programs.

Net Loss

Our operations for the six months ended June 30, 2026, resulted in a net loss of $8,086,485 an increase of $1,195,070 compared to a net loss of $6,891,415 for the six months ended June 30, 2025, primarily due an increase in general and administrative expenses and research and development expenses partially offset by a decrease in selling and marketing expenses.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2026, the company incurred a net loss of approximately $8,086,000, had negative cash flows from operations of approximately $5,124,000 and may incur additional future losses due to the possible reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2025, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so for one year from the date the financial statements are issued based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At June 30, 2026, the company had total current assets of approximately $2,210,000 and total current liabilities of approximately $1,398,000 resulting in working capital of approximately $812,000. At June 30, 2026, we had approximately $1,117,000 of cash and cash equivalents, a decrease of approximately $5,319,000 from approximately $6,436,000 at December 31, 2025.

During the first six months of 2026, the net cash outflow from operating activities was approximately $5,124,000. This amount was comprised primarily of our net loss of approximately $8,086,000, offset by non-cash stock-based compensation expense of approximately $2,682,000, depreciation and amortization of approximately $175,000, amortization of ROU assets of approximately $141,000 and amortization of prepaid assets of approximately $103,000 as well as cash used from changes in assets and liabilities of approximately $363,000 which was comprised of an increase in Other Assets of $282,000, a decrease in ROU liabilities of approximately $153,000, an increase in Accounts Receivable of approximately $81,000, a decrease in in Accrued Expenses of $42,000 offset by an increase in Accounts Payable of $319,000 and an increase in Deferred Revenue of $100,000.

During the first six months of 2026, the net cash outflow from investing activities was approximately $80,000. This was for the purchase of equipment including a trailer for transporting equipment for testing.

During the first six months of 2026, the net cash outflow from financing activities was approximately $40,000. This amount consisted of approximately $69,000 of payments made on loans as well as $5,000 tax withholdings related to the share settlement of RSUs offset by $34,000 received from the exercise of options.

Based on the company’s current business plan, we believe our cash balance as of the date of this report will be sufficient to meet the company’s anticipated cash requirements for the near term. However, we cannot be certain that the current business plan will be achievable.

The company’s existence depends upon management’s ability to develop profitable operations. Management is devoting substantially all of its time and effort to developing its business and raising capital, as needed, and cannot be certain that these efforts will be successful. Management’s business development efforts may not result in profitable operations. To fund its research and development and marketing efforts, the company’s management continues to explore possible financing opportunities through discussions with investment bankers and private investors. The company may not be successful in its effort to secure additional financing on terms it considers favorable. The accompanying consolidated financial statements do not include any adjustments that might result should the company be unable to continue as a going concern.

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

With the assistance of independent consultants, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2026, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. This assessment also took into consideration a material weakness cited by our auditors. In particular, our auditors noted lack of segregation of duties and written policies and procedures within the accounting functions and evidence of control review in that we have not designed such policies and procedures at a sufficient level to support the operating effectiveness of controls to prevent and detect potential error. To mitigate this weakness, in 2025, the company retained the services of an independent consulting firm to conduct an assessment of our internal controls, gap analysis, and remediation recommendations. Based on our assessment under the criteria described above, the Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting was not effective as of June 30, 2026.

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

Changes in Internal Controls Over Financial Reporting

Other than work on remedial measures set forth above under Management’s Report on Internal Controls over Financial Reporting, there has been no material change in Applied Energetics’ internal control over financial reporting for the quarter ended June 30, 2026, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum (GKN) and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, GKN and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, GKN and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. Motions for summary judgment in the case are fully briefed, and the judge held oral arguments on August 7, 2025. On September 17, 2025, the court issued an Opinion and Order denying both parties’ motions for Summary Judgment. The parties participated in a mediation on April 23, 2026, which did not result in a settlement. The court recently scheduled the trial to commence on December 1, 2026.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

No new 10b5-1 Trading Plans were established by officers or directors during the three months ended March 31, 2026.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
23	Consent of RBSM LLP *
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

	By:	/s/ Christopher Donaghey
Christopher Donaghey, President and Chief Executive Officer and Principal Financial Officer

Date: August 13, 2026