Form 10-Q
period 2026-09-30
APPLIED ENERGETICS, INC.
filed 2026-11-13
CIK 879911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	AERG	OTCQB

As of November 12, 2026, there were 224,434,884 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

APPLIED ENERGETICS, INC.
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,528,548	$6,436,082
Restricted cash	75,636	-
Accounts receivable, net	-	-
Other assets	1,001,792	533,382
Total current assets	2,605,976	6,969,464

Long-term assets
Property and equipment - net	1,118,042	1,267,037
Right of use asset – operating lease	597,055	811,153
Security deposits	17,004	17,004
Total long-term assets	1,732,101	2,095,194
Total assets	$4,338,077	$9,064,658

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$573,059	$220,908
Notes payable	136,968	48,000
Operating lease liability - current	317,683	281,162
Accrued expenses	364,520	242,197
Deferred revenue	75,000	-
Advances for future equity issuance	3,500,000	-
Accrued dividends	48,079	48,079
Total current liabilities	5,015,309	840,346

Long-term liabilities
Operating lease liability - non-current	391,190	664,542
Total long-term liabilities	391,190	664,542
Total liabilities	5,406,499	1,504,888

Commitments and Contingencies

Stockholders’ (Deficit) Equity
Series A convertible preferred stock, $.001 par value, 2,000,000 shares authorized and 13,602 shares issued and outstanding at September 30, 2026 and December 31, 2025 (Liquidation preference $340,050 and $340,050, respectively)	14	14
Common stock, $.001 par value, 500,000,000 shares authorized; 230,275,153 and 229,580,642 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	230,277	229,583
Additional paid-in capital	145,951,193	142,192,155
Accumulated deficit	(147,249,906)	(134,861,982)
Total stockholders’ (deficit) equity	(1,068,422)	7,559,770

Total Liabilities and Stockholders’ Equity	$4,338,077	$9,064,658

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three months Ended		For the Nine months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$106,000	$108,984	$168,000	$389,072
Cost of revenue	13,618	53,409	35,188	164,813
Gross profit	92,382	55,575	132,812	224,259
Operating expenses
General and administrative	3,088,481	3,372,500	9,784,552	8,802,190
Selling and marketing	226,149	196,326	621,758	1,164,370
Research and development	1,082,681	455,850	2,156,956	1,115,075
Total operating expenses	4,397,311	4,024,676	12,563,266	11,081,635

OPERATING LOSS	(4,304,929)	(3,969,101)	(12,430,454)	(10,857,376)

Other income/(expense)

Other income	9,039	2	52,303	19
Interest expense	(5,549)	(2,058)	(9,773)	(5,215)
Total other income/(expense)	3,490	(2,056)	42,530	(5,196)

Loss before provision for income taxes	(4,301,439)	(3,971,157)	(12,387,924)	(10,862,572)

Provision for income taxes	-	-	-	-

Net loss	(4,301,439)	(3,971,157)	(12,387,924)	(10,862,572)

Preferred stock dividends	(8,501)	(8,501)	(25,504)	(25,504)

Net loss attributable to common stockholders	$(4,309,940)	$(3,979,658)	$(12,413,428)	$(10,888,076)

Net loss attributable to common stockholders per common share – basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average number of common shares outstanding including prefunded warrants	230,054,309	222,425,141	229,880,062	221,010,893

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	13,602	$14	229,580,642	$229,583	$142,192,155	$(134,861,982)	$7,559,770
Stock-based compensation	-	-	-	-	1,348,232	-	1,348,232
Common stock issued on exercise of options	-	-	217,463	217	20,162	-	20,379
Common stock issued for settlement of restricted stock units	-	-	11,667	12	(12)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(3,751)	(4)	(4,659)	-	(4,663)
Shares issued for consulting services	-	-	-	-	-	-	-
Net loss for the period ended March 31, 2026	-	-	-	-	-	(3,807,723)	(3,807,723)
Balance at March 31, 2026	13,602	$14	229,806,021	$229,808	$143,555,878	$(138,669,705)	$5,115,995

Stock-based compensation	-	-	-	-	1,334,105	-	1,334,105
Common stock issued on exercise of options	-	-	153,982	154	13,929	-	14,083
Net loss for the period ended June 30, 2026	-	-	-	-	-	(4,278,762)	(4,278,762)
Balance at June 30, 2026	13,602	$14	229,960,003	$229,962	$144,903,912	$(142,948,467)	$2,185,421

Stock-based compensation	-	-	-	-	1,082,706	-	1,082,706
Common stock issued on exercise of options	-	-	130,000	130	8,970	-	9,100
Common stock issued on exercise of warrants			100,000	100	5,900		6,000
Common stock issued for settlement of restricted stock units	-	-	125,000	125	(125)	-	-
Common stock withheld to cover income tax withholdings obligations	-	-	(39,850)	(40)	(50,170)	-	(50,210)
Net loss for the period ended September 30, 2026	-	-	-	-	-	(4,301,439)	(4,301,439)
Balance at September 30, 2026	13,602	$14	230,275,153	$230,277	$145,951,193	$(147,249,906)	$(1,068,422)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	13,602	$14	213,860,508	$213,861	$120,168,124	$(119,989,252)	$392,747
Stock-based compensation	-	-	-	-	912,593	-	912,593
Common stock issued on exercise of options	-	-	30,000	30	11,970	-	12,000
Issuance of common stock under the market offering	-	-	4,272,334	4,272	3,199,978	-	3,204,250
Common stock issued for settlement of restricted stock units	-	-	11,667	12	(12)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(3,693)	(4)	(2,729)	-	(2,733)
Shares issued for consulting services	-	-	80,000	80	79,120	-	79,200
Proceeds from issuance of prefunded warrants			3,738,318	3,738	2,796,262		2,800,000
Net loss for the period ended March 31, 2025	-	-	-	-	-	(3,105,666)	(3,105,666)
Balance at March 31, 2025	13,602	$14	221,989,134	$221,989	$127,165,306	$(123,094,918)	$4,292,391

Stock-based compensation	-	-	-	-	1,098,971	-	1,098,971
Common stock issued on exercise of options	-	-	210,000	210	26,690	-	26,900
Common stock issued on exercise of warrants	-	-	50,000	50	2,950	-	3,000
Shares issued for consulting services	-	-	80,000	80	63,920	-	64,000
Net loss for the period ended June 30, 2025	-	-	-	-	-	(3,785,749)	(3,785,749)
Balance at June 30, 2025	13,602	$14	222,329,134	$222,329	$128,357,837	$(126,880,667)	$1,699,513

Stock-based compensation	-	-	-	-	1,366,257	-	1,366,257
Shares issued for consulting services	-	-	95,000	95	140,506	-	140,601
Common stock issued on exercise of options	-	-	577,292	577	48,733	-	49,310
Common stock issued for settlement of restricted stock units	-	-	225,000	225	(225)	-	-
Common stock withheld to cover income tax withholding obligations	-	-	(8,038)	(8)	(14,694)	-	(14,702)
Net loss for the period ended September 30, 2025	-	-	-	-	-	(3,971,157)	(3,971,157)
Balance at September 30, 2025	13,602	$14	223,218,388	$223,218	$129,898,414	$(130,851,824)	$(730,178)

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(12,387,924)	$(10,862,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock-based compensation expense	3,765,043	3,661,622
Amortization of ROU assets	214,098	195,352
Depreciation	257,594	195,539
Amortization of prepaid assets	174,000	51,250
Changes in assets and liabilities:
Accounts receivable	-	226,855
Prepaid and deposits	-	(105,110)
ROU liabilities	(236,831)	(192,578)
Other assets	(418,410)	-
Accounts payable	352,151	15,659
Deferred Revenue	75,000	-
Accrued expenses and compensation	122,323	196,329
Net cash used in operating activities	(8,082,956)	(6,617,654)

Cash Flows From Investing Activities
Purchase of equipment	(108,599)	(1,181,630)
Net cash used in investing activities	(108,599)	(1,181,630)

Cash Flows From Financing Activities
Repayment on notes payable	(135,032)	(111,325)
Proceeds from sale of common stock	-	6,004,250
Advances for future equity issuance	3,500,000	2,999,997
Tax withholdings related to net share settlement of RSU’s	(54,873)	(17,435)
Proceeds from the exercise of stock options and warrants	49,562	91,210
Net cash provided by financing activities	3,359,657	8,966,697

Net change in cash, cash equivalents and restricted cash	(4,831,898)	1,167,413

Cash, cash equivalents, and restricted cash beginning of period	6,436,082	164,812
Cash, cash equivalents, and restricted cash at end of period	$1,604,184	$1,332,225

Supplemental disclosure of cash flow information
Cash paid for interest	$9,773	$5,215
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Insurance financing for prepaid insurance	$224,000	$160,000

See accompanying notes to condensed consolidated financial statements (unaudited).

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

For the nine months ended September 30, 2026, the company incurred a net loss of $12,387,924, had negative cash flows from operations of $8,082,956 and may incur additional future losses due to limited contract activity. At September 30, 2026, the company had total current assets of $2,605,976 and total current liabilities of $5,015,309 resulting in negative working capital of $2,409,333. At September 30, 2026, the company had cash and cash equivalents of $1,528,548. Such conditions raise substantial doubts about the company’s ability to continue as a going concern for one year from the date the financial statements are issued.

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition, carrying amounts of long-lived assets, valuation assumptions for share-based payments, alternative future use assessment for research and development materials, classification of advances for equity issuance, and calculation of measurements of income tax assets and liabilities.

Net Loss Attributable to Common Stockholders

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period including prefunded warrants before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of shares underlying warrants, options, restricted stock units and our Series A Convertible Preferred Stock, which were not included in the computation of earnings per share because the effect was antidilutive, was 37,386,885 and 37,543,811 for the nine months ended September 30, 2026 and 2025, respectively.

Significant Concentrations and Risks

We maintain cash balances at a commercial bank, and, at times, balances exceed FDIC limits. As of September 30, 2026, $1,266,445 was uninsured.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 2 – NEW ACCOUNTING STANDARDS

In November 2024, FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): This guidance requires public entities to break down certain relevant expense captions into specified categories within the footnotes of their financial statements. There are mandatory expense categories prescribed by the Update. In January 2025, FASB issued Accounting Standards Update (“ASU”) 2025-01, that clarifies the effective date requirements for ASU 2024-03. The effective dates prescribed by ASU 2025-01 are for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 31, 2027.

In March 2024, FASB issued Accounting Standards Update (“ASU”) 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments remove references to various FASB Concepts Statements from the Accounting Standards Codification to avoid unintended reliance on non-authoritative guidance. ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2023, FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 3 – RESTRICTED CASH

In June 2026 the company deposited $75,000 into a bank account in order for it to obtain a company credit card for purchases of equipment and materials. The limit on the credit card has the same limit as the amount of the deposit The amount is deposited in an interest bearing account and is collateral which could be used by the issuer of the credit card should the company be in default of repayment of a balance on the credit card. The company has the right to reduce the credit limit of the credit card at any time and the balance of the restricted cash will be reduced accordingly to the revised credit limit. As of September 30, 2026, the company had $75,636 of restricted cash.

NOTE 4 – OTHER ASSETS

Other assets consisted of the following as of September 30, 2026 and December 31, 2025:

	As of September 30,	As of December 31,
	2026	2025
Prepaid Expenses	$781,757	$430,882
Prepaid Insurance	214,500	102,500
Prepaid Consumables	5,535	-
Total other assets	$1,001,792	$533,382

NOTE 5 – PROPERTY AND EQUIPMENT – NET

Property and equipment – net consisted of the following as of September 30, 2026 and December 31, 2025:

	As of September 30,	As of December 31,
	2026	2025
Lab equipment	$790,420	$763,011
Battle Lab Equipment	1,108,334	1,102,941
Software	442,310	442,310
Furniture and fixtures	37,653	24,143
Computer equipment	186,264	161,978
Other Property Used for Transportation	49,200	11,200
Total property and equipment	2,614,181	2,505,583
Less: Accumulated depreciation	(1,496,139)	(1,238,546)
Property and equipment, net	$1,118,042	$1,267,037

Depreciation expense for the nine months ended September 30, 2026 and 2025, was $257,594 and $195,539, respectively.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 6 – SECURITY DEPOSITS

As of September 30, 2026 and December 31, 2025, the company had security deposits totaling $17,004 which primarily consist of amounts paid under office and facility lease agreements. These deposits are refundable upon lease termination, subject to the terms of the underlying agreements. The security deposits are classified as non-current assets, as the leases are not expected to terminate within the next twelve months.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2026 and December 31, 2025:

	As of September 30,	As of December 31,
	2026	2025
Accrued payroll	$244,644	$148,218
Accrued PTO	90,399	55,673
Accrued taxes	24,913	26,832
Accrued other	4,564	11,474
Total accrued expenses	$364,520	$242,197

NOTE 8 – ADVANCES FOR FUTURE EQUITY ISSUANCE

At September 30, 2026 the company had received cash proceeds in the amount of $3,500,000 from investors pursuant to an equity offering. The company has not yet delivered countersigned subscription agreements or conducted a closing of the financing, and the final terms remain subject to change while the financing is open. Accordingly, the company has classified the proceeds as a liability. The company will reclassify the liability to equity upon delivery of countersigned agreements and finalization of the terms.

NOTE 9 – NOTES PAYABLE

Premium Financing

On June 9, 2026, the company entered into an agreement with a lender to provide financing in the amount of $224,000 for the insurance premiums associated with two D&O policies. Both policies commenced June 12, 2026, and provide coverage for the next 12 months, expiring June 11, 2027. The loan bears interest at a fixed rate of 11.56% per annum. The company was required to prepay $62,000 and it is included on the balance sheet as other asset. On July 12, 2026, the company commenced monthly principal and interest payments of $23,604. The term of the loan is 10 months. Total payments will be $236,040 and the last payment is scheduled to be made on or before April 12, 2027. As of September 30, 2026, the outstanding balance on the note was $136,968.

On June 12, 2025, the company entered into an agreement with Oakwood D&O Insurance to provide financing in the amount of $160,000 for the insurance premiums associated with two D&O policies. Both policies commenced June 12, 2025, and provide coverage for the next 12 months, expiring June 11, 2026. The loan bears interest at a fixed rate of 9.250% per annum. The company was required to prepay $45,000, and it is included on the balance sheet as other asset. On July 12, 2025, the company commenced monthly principal and interest payments of $16,686 which was the first of ten installments aggregating $166,860, the last payment is scheduled to be made on or before April 12, 2026. As of September 30, 2026, the outstanding balance on the note was $0.

Notes Payable Reconciliation

The following reconciles notes payable as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
Beginning balance	$48,000	$47,325
Notes payable	224,000	160,000
Payments on notes payable	(135,032)	(159,325)
Total	136,968	48,000
Less-Notes payable – current	136,968	48,000
Notes payable – non-current	$-	$-

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Issuances

During the nine months ended September 30, 2026, the company issued 444,882 shares of common stock upon the exercise of 444,882 options at an exercise price of $0.07 a share. As a result, the company received $31,142 in cash proceeds as part of the transaction.

During the nine months ended September 30, 2026, the company issued 30,000 shares of common stock upon the exercise of 30,000 options at an exercise price of $0.07 a share. As a result, the company received $2,100 in cash proceeds as part of the transaction.

During the nine months ended September 30, 2026, the company issued 20,000 shares of common stock upon the exercise of 20,000 options at an exercise price of $0.40 a share. As a result, the company received $8,000 in cash proceeds as part of the transaction.

During the nine months ended September 30, 2026, the company issued 6,600 shares of common stock upon the exercise of 6,600 options at an exercise price of $0.35 a share. As a result, the company received $2,310 in cash proceeds as part of the transaction.

During the nine months ended September 30, 2026, the company issued 100,000 shares of common stock upon the exercise of 100,000 warrants at an exercise price of $0.06 a share. As a result, the company received $6,000 in cash proceeds as part of the transaction.

During the nine months ended September 30, 2026 restricted stock units covering 11,667 shares of the company’s common stock vested. The company issued 11,667 shares and withheld 3,751 shares of common stock from the holder pursuant to their restricted stock agreement to cover its tax withholding obligation of $4,663.

During the nine months ended September 30, 2026, restricted stock units covering 100,000 shares of the company’s common stock vested. The company issued 60,150 shares of common stock, and withheld 39,850 shares of common stock from the holder pursuant to their restricted stock unit agreement to cover its tax withholding obligation of $50,210.

During the nine months ended September 30, 2026, restricted stock units covering 25,000 shares of the company’s common stock vested. The company issued 25,000 shares of common stock and sold 8,800 shares of common stock pursuant to their restricted stock unit agreements to cover its tax withholding obligation of $10,047.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

During the nine months ended September 30, 2025, the company issued 50,000 shares of common stock upon exercise of warrants at an exercise price of $ 0.06 per share for proceeds in the amount of $3,000.

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

During the nine months ended September 30, 2025, restricted stock units covering 200,000 shares of the company’s common stock vested. Upon vesting, the full 200,000 shares were issued to the holders. To satisfy statutory tax withholding obligations, a portion of the vested shares were sold in the open market by the holders (“sell-to-cover”), and the related proceeds of $157,361 were remitted to the company.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Preferred Stock

As of September 30, 2026, and December 31, 2025, there were 13,602 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) issued and outstanding, respectively. The company has not paid the dividends commencing with the quarterly dividend due August 1, 2013. Dividend arrearages as of September 30, 2026, including previously accrued dividends of $48,079 included in our balance sheet total approximately $456,139. The company’s Board of Directors suspended the declaration of the dividend, commencing with the dividend payable as of February 1, 2015, since the company did not have a surplus (as such term is defined in the Delaware general corporation Law) as of December 31, 2014, until such time as we have a surplus or net profits for a fiscal year.

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

SEPTEMBER 30, 2026

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

Stock Option and Stock Issuance Plans

Effective November 12, 2018, the company’s Board of Directors adopted the 2018 Incentive Stock Plan. The plan provides for the allocation and issuance of stock, restricted stock purchase offers and options (both incentive stock options and non-qualified stock options) to officers, directors, employees and consultants of the company. The board reserved a total of 50,000,000 shares for possible issuance under the 2018 plan. Effective July 25, 2025, the Board of Directors adopted the 2025 Equity Incentive Plan, which was approved by the stockholders at the 2025 Annual Meeting. The board has reserved 35,000,000 shares plus any remaining shares under the 2018 plan for issuance under the 2025 plan. At September 30, 2026 no grants had been made under the 2025 plan.

The company has, from time to time, also granted non-plan options and restricted stock units to certain officers, directors, employees and consultants. Total stock-based compensation expense for grants to officers, employees and consultants was $3,765,043 and $3,661,622 for the nine months ended September 30, 2026, and 2025, respectively, which was charged to general and administrative expense.

The $3,765,043 stock-based compensation for the nine months ended September 30, 2026, was comprised of $2,558,111 option expense and $1,206,932 expense from the granting of restricted stock.

As of September 30, 2026, the company has $7,233,013 of unrecognized compensation cost related to unvested stock options granted and outstanding, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately 3.5 years.

The following table summarizes the activity of our stock options for the nine months ended September 30, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Outstanding	Intrinsic Value
Outstanding at December 31, 2025	33,371,563	$0.64	5.43	$40,328,111
Granted	2,375,000	1.33	9.43	-
Exercised	(501,482)	0.09	2.41
Forfeited or expired	(2,180,000)	1.19	-	-
Outstanding at September 30, 2026	33,065,081	0.66	4.84	$14,392,470
Outstanding and exercisable at September 30, 2026	22,956,746	0.50	3.28	$13,763,373

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The fair value of restricted stock and restricted stock units was estimated using the closing price of our common stock on the date of award. Restricted stock activity for the nine months ended September 30, 2026, was as follows:

	Restricted Stock Outstanding
	Shares	Weighted Average Fair Value per Share at Grant Date
Nonvested at December 31, 2025	3,057,121	1.93
Granted – restricted stock units and awards	-	-
Granted – performance-based stock units	-	-
Canceled	-	-
Vested	(136,667)	(2.33)
Nonvested at September 30, 2026	2,920,454	$1.91

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

As of September 30, 2026, and December 31, 2025, there was $339,445 and $1,542,756 respectively in unrecognized stock- based compensation related to unvested restricted stock agreements, net of estimated forfeitures. The cost is expected to be recognized on a weighted average basis over a period of approximately 12 months.

On October 9, 2025, the company completed the placement of 5,995,674 shares of its common stock (or pre-funded warrants in lieu thereof) to a group of existing accredited investors at a purchase price of $1.80 per share. The pre-funded warrants are exercisable immediately upon issuance at a price of $0.001 per share until exercised. The company assessed the pre-funded warrants for appropriate balance sheet classification and concluded that the pre-funded warrants are freestanding equity-linked financial instruments that meet the criteria for equity classification under ASC 480 and ASC 815. Accordingly, they are classified as equity and accounted for as a component of common stock at the time of issuance. The company also determined that the prefunded warrants should be included in the determination of basic and diluted earnings per share in accordance with ASC 260, Earnings per Share. Accordingly, the tables below do not include prefunded warrants of 5,961,774 at September 30, 2026 and December 31, 2025.

Warrant stock activity for the nine months ended September 30, 2026, was as follows:

	Warrant Activity
		Weighted Average Exercise	Weighted Average remaining Contractual Term
	Shares	Price	(years)
Outstanding at December 31, 2025	1,435,000	$0.06	3.40
Granted	-	-	-
Exercised	(100,000)	0.06	-
Forfeited	-	-	-
Outstanding and exercisable at September 30, 2026	1,335,000	$0.06	2.65

	Warrants Outstanding			Warrants Exercisable
		Weighted Avg. Remaining	Weighted		Weighted
Range of	Shares	Contractual Life in	Avg. Exercise	Shares	Avg. Exercise
Exercise Prices	Outstanding	Years	Price	Exercisable	Price
$0.06	1,335,000	2.65	$0.06	1,335,000	$0.06
	1,335,000	2.65	$0.06	1,335,000	$0.06

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 11 – REVENUE RECOGNITION

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

The following table summarizes the company’s accounts receivable, net,

	September 30, 2026	December 31, 2025
Accounts receivable, net	$0	$0

Concentrations

During the three months and nine months ended September 30, 2026, one customer accounted for a total of $106,000 and $168,000, respectively, in revenue or 100% of revenue recognized. As of September 30, 2026, the company had $0 of accounts receivable recorded on the balance sheet. The deferred revenue liability of $75,000 at September 30, 2026 represents the remaining amount of hours to be incurred to deliver the final report to the one customer. All amounts in connection with the contract had been collected by the company at September 30, 2026 and therefore no allowance for doubtful accounts was recorded at September 30, 2026.

During the three months ended September 30, 2025, one customer accounted for a total of $108,984 in revenue or 100% of revenue recognized. During the nine months ended September 30, 2025, three customers accounted for a total of $389,072 in revenue or 100% of revenue recognized. As of September 30, 2025, the company had $108,984 or 100% of accounts receivable recorded as current assets on the balance sheet. Based on the company’s evaluation of credit risk, historical collection experience, and subsequent collections received, management concluded that the accounts receivable is fully collectible. Accordingly, no allowance for doubtful accounts was recorded at September 30, 2025.

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The company incurred lease payments of $319,707 for base rent, which was included in general and administrative expenses in the statement of operations for the nine months ended September 30, 2026. The above amount does not include additional operating costs of $196,204 incurred during the nine months ended September 30, 2026 that were also included in general and administrative expenses in the statement of operations.

At September 30, 2026, we had $102,035 in future minimum lease payments due for the three months ending December 31, 2026. The table below presents the future minimum lease payments due reconciled to lease liabilities.

Operating Lease
2026, three months ended December 31:	$102,035
2027	418,216
2028	250,317
2029	-
Thereafter	-
Total undiscounted lease payments	770,568
Less: imputed interest	(61,695)
Lease Liability	$708,873

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Guarantees

The company agrees to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum amount of future payments that the company could be required to make under these indemnification obligations is unlimited. However, the company maintains a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result, it believes the estimated fair value of these indemnification agreements is minimal because of its insurance coverage, and it has not recognized any liabilities for these agreements as of September 30, 2026 and 2025.

Litigation

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum (GKN) and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, GKN and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, GKN and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. Motions for summary judgment in the case were fully briefed, and the judge held oral arguments on August 7, 2025. On September 17, 2025, the court issued an Opinion and Order denying both parties’ motions for Summary Judgment. The parties participated in a mediation on April 23, 2026 which did not result in a settlement at that time. However, the parties entered into a Settlement Agreement and Release of Claims which was fully executed November 10, 2026. The agreement calls for a cash payment by GKN and Whalen to the company in the amount of $415,000 as well as the return to the company of 8,900 shares of the company’s common stock held by Whalen. The agreement also provides for releases of claims by both parties and mutual non-disclosure (except as required by SEC regulations). Within 21 days of receipt of the executed agreement and related deliverables by the company, the agreement provides for GKN and Whalen to deliver the cash payment to the company and have the shares transmitted to the company’s transfer agent. Within five business days of receipt of the cash and shares, the agreement provides for the company to file a Stipulation of Dismissal with the court.

The company may, from time to time, be involved in legal proceedings arising from the normal course of business.

NOTE 13 – SEGMENT INFORMATION

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

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on operating income or loss that is reported on the statement of operations. When evaluating the company’s performance and making key decisions regarding resource allocation, the CODM reviews each of the key metrics included in operating income or loss and set forth in the table below.

The company is currently deemed to be comprised of only one operating segment and one reportable segment. The following table presents selected financial information with respect to the company’s single reportable segment for the three and nine months ended September 30, 2026 and 2025:

	For the three months Ended		For the Nine months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$106,000	$108,984	$168,000	$389,072

Operating Expenses
Cost of revenue
Payroll and related	13,618	48,135	35,188	136,476
Materials and supplies	-	5,274	-	28,337
Marketing and travel	-	-	-	-
Total cost of revenue	13,618	53,409	35,188	164,813

General and administrative
Payroll and related	1,046,519	873,447	2,993,492	2,291,811
Professional fees	294,990	307,353	1,112,795	941,013
Board compensation	96,250	96,250	288,750	262,167
Employee stock based compensation	716,756	834,418	2,294,193	1,928,406
Consulting stock based compensation	365,950	672,439	1,470,848	1,733,214
Materials and supplies	32,353	85,685	94,640	235,340
Marketing and travel	53,929	65,054	200,809	182,293
Investor relations	20,633	50,052	67,806	149,835
Insurance	110,530	80,270	256,630	172,558
Software and communications	74,392	58,996	217,500	202,698
General and administrative, including rent	193,732	167,200	529,495	507,316
Depreciation	82,447	81,336	257,594	195,539
Total general and administrative	3,088,481	3,372,500	9,784,552	8,802,190

Selling and marketing
Professional fees	218,431	132,456	558,760	929,599
Payroll and related	4,754	54,791	30,872	202,555
Marketing and travel	2,964	9,079	32,126	32,216
Total selling and marketing	226,149	196,326	621,758	1,164,370

Research and development
Payroll and related	407,293	278,582	1,058,124	693,455
Professional fees	-	-	-	-
Materials and supplies	675,388	177,268	1,098,832	421,620
Total research and development	1,082,681	455,850	2,156,956	1,115,075

Operating loss	$(4,304,929)	$(3,969,101)	$(12,430,454)	$(10,857,376)

APPLIED ENERGETICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after September 30, 2026, the date of our most recent balance sheet, through the date our financial statements were issued.

On November 12, 2026, the company completed the placement of 7,468,446 shares of its common stock, par value $0.001 per share, some of which were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $0.75 per share (or $0.749 per underlying share for pre-funded warrants), for aggregate proceeds in the amount of $5,600,000. The pre-funded warrants are exercisable immediately at a price of $0.001 per share but may not be executed in any amount which would cause the holder thereof to beneficially own in excess of 4.99% of the company’s common stock. The company has agreed to use its best efforts to include the shares for registration with the Securities and Exchange Commission in the registration statement it files. All of the purchasers are accredited, sophisticated investors, and the issuance of the shares was not in connection with any public offering in accordance with Section 4(a)(2) of the Securities Act of 1933.

Subsequent to September 30 2026, the company entered into a Settlement Agreement and Release of Claims with Ryan Whalen (“Whalen”) and Gusrae, Kaplan, and Nussbaum (“GKN”), in settlement of claims by the company against Whalen and GKN which are described in greater detail under NOTE 12-- Litigation. The agreement calls for a cash payment by GKN and Whalen to the company in the amount of $415,000 as well as the return to the company of 8,900 shares of the company’s common stock held by Whalen. The agreement also provides for releases of claims by both parties and mutual non-disclosure (except as required by SEC regulations). Within 21 days of receipt of the executed agreement and related deliverables by the company, the agreement provides for GKN and Whalen to deliver the cash payment to the company and have the shares transmitted to the company’s transfer agent. Within five business days of receipt of the cash and shares, the agreement provides for the company to file a Stipulation of Dismissal with the court.

Subsequent to the period ended September 30, 2026, the company issued an incentive stock option to purchase up to 100,000 shares of common stock, at an exercise price of $.76, to one employee.

Subsequent to September 30, 2026, the company issued 121,505  shares of common stock upon the exercise of options at an exercise price of $0.07 per share. The company received $8,505 in cash proceeds from the exercise of such options.

Subsequent to the period ended September 30, 2026, the company completed its work in connection with Phase I of its project with the University of Rochester. The company will reclass Deferred Revenue of $75,000 at September 30, 2026 to Revenue in the 4th Quarter.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements that are intended to be covered by the safe harbor provisions, to the extent available, of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that do not relate solely to the historical or current facts and can be identified by the use of forward-looking words such as “may,” “believe,” “will,” “would,” “could,” “should,” “expect,” “project,” “anticipate,” “estimates,” “possible,” “plan,” “strategy,” “target,” “prospect,” or “continue,” and other similar terms and phrases. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described in Item 1A (Risk Factors) of our Annual Report on Form 10-K, for the year ended December 31, 2025. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Applied Energetics’ directed energy technologies are vastly different from conventional directed energy systems. Our proprietary fiber-based architecture is a key differentiator for our technology demonstrators. Compared with traditional continuous wave laser technologies, with their larger footprints, AE’s architecture enables orders of magnitude size-weight-power optimization on all deliverables, for powerful, dual-use and agile systems that can fit a host of platforms while delivering very high-intensity, ultrashort pulses of light to the required target. This unique directed energy solution allows extremely high peak power and energy, with target and effects tunability, and is effective against a wide variety of potential targets.

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

Our proprietary USP laser technology provides a significantly more compact solution than current continuous wave laser platforms while still delivering high peak power. Continuous wave laser systems are typically used to heat a target and, during continuous illumination, this heat transfer leads to melting or charring of the material. Using continuous wave output powers that now exceed 100 kilowatts (1kW = 1000 watts), it can take anywhere from seconds to tens of seconds to impact a target. By contrast, Applied Energetics has delivered USP lasers to national security users that exceed five terawatts (1 TW = 1 trillion watts) in peak power, with the difference being that this peak power from a USP laser is delivered in a pulse that is measured in trillionths of a second or shorter. During this short pulse duration, and having such a high peak intensity, near-instantaneous ablation of the surface of the threat takes place. The net result of our innovative USP approaches is highly effective lasers capable of jamming, damaging, and destroying certain surveillance and reconnaissance sensors with mountable footprints that require only a fraction of the size, weight, and power requirements of other-directed energy technologies. We believe the combination of both low size, weight, and power, along wavelength and pulse duration agility will help us achieve our vision statement of “Directed Energy Anywhere™.”

AE owns and protects intellectual property that is integral and necessary for the development of Ultrashort Pulse (“USP”) Lasers, Laser Guided Energy (“LGE®”) and Direct Discharge Electrical products for military and commercial applications. AE currently owns 25 patents and an additional nine Government Sensitive Patent Applications (“GSPA”). These GSPA’s are held under secrecy orders of the US government and allow the company greatly extended protection rights, including having no expiration date until such time as they are no longer classified after which they will have the normal 20-year patent protection. The company also has two pending patent applications. We continue to file patent applications as we deem appropriate to protect our intellectual property and enhance our competitive advantage. We conduct research and development efforts under contracts and on an internal basis as we are also transitioning into product development and testing.

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

Recent Developments and Trends

On August 13, 2026, the company received notice that it had been selected for a Department of the Air Force Strategic Funding Increase (STRATFI) opportunity by AFWERX. The opportunity includes up to $4 million in potential STRATFI funding, with up to an additional $4 million in potential matching funding from the Air National Guard. Funding received through this opportunity will be used to accelerate the development of Applied Energetics’ Pulsed Laser Air Defense (PLAID) capability. STRATFI helps promising technologies bridge the gap between development and operational deployment. Management believes this opportunity supports our continued advancement of innovative directed-energy capabilities for complex national security missions.

Effective April 17, 2026, the company received a requisition from the University of Rochester in the amount of $243,000 for Phase 1 of an arrangement with the university to support its Laboratory for Laser Energetics (LLE) for ongoing efforts to develop pulsed laser technologies. This is part of a contractual arrangement with the university to support its Laboratory for Laser Energetics (LLE) for ongoing efforts to explore pulsed laser technologies. The work was completed in October 2026 and planning has begun for the next phase of the program. This work followed a prior requisition from the university, effective May 17, 2025, in the amount of $181,639 for Phase 0. We completed work under the initial requisition. We have now completed the work in connection with Phase 1, and planning has begun for the next phase of the program.

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

During the nine months ended September 30, 2025, we recognized revenues as we performed services under these contracts and recorded related costs under cost of revenues. During the nine months ended September 30, 2026, on the other hand, the company was no longer performing services under these contracts so recorded no revenues or costs with respect to them. However, the company has continued working on related technologies as part of its ongoing internal research and development program.

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

The company has conducted field tests of certain of its lasers, gathering significant information to enable it to improve its technology, and expects to conduct additional tests following further development based on analysis of this information. The laboratory team has made arrangements to use existing testing facilities maintained by third parties, including a private entity and a research university. The costs and availability of these testing facilities vary, depending on prior reservations and the minimum length of time needed for each field test. To facilitate these testing outings and make the time spent in the field more efficient, the company purchased an ATC Command/Response Trailer which is outfitted with a ramp door for access to the laser being tested, air conditioning for climate control, a generator, and workstations to enable the team to make adjustments to the lasers being tested in real time in the field. Our team has conducted several such field tests, in one of which, we completely disabled the sensor on a drone at a range that meets specifications provided to us by prospective customers. During this period our team has also deployed a significant amount of the company’s R&D budget toward the purchase of supplies and equipment for the development and testing of prototypes.

During the second and third quarters of 2026, the company also devoted significant resources to marketing to its potential customers and partners by driving awareness of the progress it has made and the uniqueness of its technology. To this end, company executives and members of the scientific team have engaged with the DoW community and industry regarding specific needs around counter-unmanned aerial systems (C-UAS), counter intelligence, surveillance and reconnaissance (C-ISR), camera denial for special operations and critical asset protection, including around airports, military bases, data centers and mobile assets. Management believes that these efforts have enhanced the company’s profile, resulting in greater inquiry levels by the DoW and industry.

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

Also, certain mitigating factors could blunt any potential impact of these changes on our industry. The DoW and others in the administration have indicated that funding for innovation and novel technologies will continue to be a priority, and scaling directed energy has been a significant part of this trend. However, these factors could still severely impact our cash flows and our ability to continue operating.

Geo-political events continue to affect our business. In particular, the ongoing military action in the Middle East has restricted the flow of oil and liquid natural gas worldwide and is driving up the price of goods and services which include supplies, materials and equipment which we need for our business. Also, certain economic events and policies, such as tariffs and embargoes, tend to be inflationary and contribute to driving up costs.

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

The fair value of each option grant is estimated at the date of grant using the Black-Scholes-Merton option valuation model. We make the following assumptions relative to this model: (i) the annual dividend yield is zero as we do not pay dividends on our common stock, (ii) the weighted-average expected life is based on a midpoint scenario, where the expected life is determined to be half of the time from grant to expiration, after taking into account the vesting period, (iii) the risk free interest rate is based on the U.S. Treasury security rate for the expected life, and (iv) the volatility is based on the level of fluctuations in our historical share price based on the expected life of the option.

Results of Operations

Comparison of Operations for the Three Months Ended September 30, 2026 and 2025:

	2026	2025	$ Change	% Change
Revenue	$106,000	$108,984	(2,984)	(2.74)%
Cost of revenue	(13,618)	(53,409)	(39,791)	(74.50)%
General and administrative	(3,088,481)	(3,372,500)	(284,019)	(8.42)%
Selling and marketing	(226,149)	(196,326)	29,823	15.19%
Research and development	(1,082,681)	(455,850)	626,831	137.51%
Other income	3,490	(2,056)	5,546	NM
Net loss	$(4,301,439)	$(3,971,157)	330,282	8.32%

Revenue

Revenue decreased by $2,984 to $106,000 for the three months ended September 30, 2026 from $108,984 for the three months ended September 30, 2025. Revenue from each of the periods was realized from continuing work with the University of Rochester. The decrease was due to the timing of recognition of revenue based on when the work was expected to be completed on the latest contract.

Cost of Revenue

Cost of revenue decreased by $39,791 to $13,618 for the three months ended September 30, 2026 from $53,409 for the three months ended September 30, 2025. This decrease was primarily attributable to the corresponding decrease in revenue for the three months ended September 30, 2026.

General and Administrative

General and administrative expenses decreased by $284,019 to $3,088,481 for the three months ended September 30, 2026, compared to $3,372,500 for the three months ended September 30, 2025, primarily due to a decrease in stock based compensation of approximately $424,000, a decrease in investor relations of $29,000 which was offset by an increase in payroll and related expenses of approximately $173,000.

Selling and Marketing

Selling and marketing expenses increased by $29,823 to $226,149 for the three months ended September 30, 2026, compared to approximately $196,326 for the three months ended September 30, 2025, primarily due to an increase in marketing consulting expenses of approximately $117,800 offset by expenses of $98,000 to set up the Battle Lab incurred during the three months ended September 30, 2025.

Research and Development

Research and development expenses increased by $626,831 to $1,082,681 for the three months ended September 30, 2026, compared to $455,850 for the three months ended September 30, 2025 primarily due to an increase in labor costs of approximately $128,700, including the hiring of new engineering staff and an increase in materials and supplies of approximately $498,100, including highly specialized components and optical fibers for the design of prototypes for demonstrations as well as continued development of our USP laser technologies and programs.

Net Loss

Our operations for the three months ended September 30, 2026 resulted in a net loss of $4,301,439, an increase of approximately $330,282 compared to a net loss of $3,971,157 for the three months ended September 30, 2025, primarily due an increase in the purchase of materials and supplies for the design and buildout of our prototypes for demonstrations offset by an increase in general and administrative expenses.

Results of Operations

Comparison of Operations for the Nine Months Ended September 30, 2026 and 2025:

	2026	2025	$ Change	% Change
Revenue	$168,000	$389,072	(221,072)	(56.82)%
Cost of revenue	(35,188)	(164,813)	(129,625)	(78.65)%
General and administrative	(9,784,552)	(8,802,190)	982,362	11.16%
Selling and marketing	(621,758)	(1,164,370)	(542,612)	(46.60)%
Research and development	(2,156,956)	(1,115,075)	1,041,881	93.44%
Other income	42,530	(5,196)	52,284	NM
Net loss	$(12,387,924)	$(10,862,572)	(1,525,352)	14.00%

Revenue

Revenue decreased by $221,072 to $168,000 for the nine months ended September 30, 2026 from $389,072 for the nine months ended September 30, 2025. In April 2025, the company was notified by a customer that two of its contracts were unfunded and subsequently closed resulting in a decrease in revenue starting in the third quarter of 2025. The company continues to advance the underlying technology through its internal research and development efforts.

Cost of Revenue

Cost of revenue decreased by $129,625 to $35,188 for the nine months ended September 30, 2026 from $164,813 for the nine months ended September 30, 2025. This decrease was primarily attributable to the corresponding decrease in Revenue for the nine months ended September 30, 2025.

General and Administrative

General and administrative expenses increased by $982,362 to $9,784,552 for the nine months ended September 30, 2026, compared to $8,802,190 for the nine months ended September 30, 2025, primarily due to an increase in employees and a resulting increase in salaries, employee benefits, and consultants of approximately $702,000, an increase in professional fees of approximately $172,000, and an increase in stock based compensation of approximately $103,000.

Selling and Marketing

Selling and marketing expenses decreased by $542,612 to $621,758 for the nine months ended September 30, 2026, compared to $1,164,370 for the nine months ended September 30, 2025. The decrease was primarily due to expenses of $832,700 incurred to set up the Battle Lab during the nine months ended September 30, 2025 which were offset by an increase in marketing consulting expenses of $314,100

Research and Development

Research and development expenses increased by $1,041,881 to approximately $2,156,956 for the nine months ended September 30, 2026, compared to $1,115,075 for the nine months ended September 30, 2025, primarily due to an increase in labor costs of approximately $364,700 and an increase in materials and supplies of approximately $677,200 in connection with the design of prototypes for demonstrations as well as continued development of our USP laser technologies and programs.

Net Loss

Our operations for the nine months ended September 30, 2026 resulted in a net loss of $12,387,924, an increase of $1,525,352 compared to a net loss of $10,862,572 for the nine months ended September 30, 2025, primarily due an increase in research and development expenses and general and administrative expenses partially offset by a decrease in selling and marketing expenses.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2026, the company incurred a net loss of approximately $12,388,000, had negative cash flows from operations of approximately $8,083,000 and may incur additional future losses due to the possible reduction in government contract activity and the expenses discussed under Results of Operations. In their report accompanying our financial statements for the year ended December 31, 2025, our independent auditors stated that our financial statements were prepared assuming that we would continue as a going concern and that they have substantial doubt as to our ability to do so for one year from the date the financial statements are issued based on our recurring losses from operations and need to raise additional capital. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

At September 30, 2026, the company had total current assets of approximately $2,606,000 and total current liabilities of approximately $5,015,000 resulting in negative working capital of approximately $2,409,000. At September 30, 2026, we had approximately $1,604,000 of cash, cash equivalents, and restricted cash, a decrease of approximately $4,832,000 from approximately $6,436,000 at December 31, 2025.

During the first nine months of 2026, the net cash outflow from operating activities was approximately $8,083,000 net of non-cash stock-based compensation expense of approximately $3,765,000, depreciation and amortization of approximately $258,000, amortization of ROU assets of approximately $214,000 and amortization of prepaid assets of approximately $174,000. In addition, cash used from changes in assets and liabilities were approximately $106,000 which was comprised of an increase in Other Assets of $418,000, a decrease in ROU liabilities of approximately $237,000, an increase in Accrued Expenses of $122,000 offset by an increase in Accounts Payable of $352,000 and an increase in Deferred Revenue of $75,000.

During the first nine months of 2026, the net cash outflow from investing activities was approximately $109,000. This included the purchase of equipment including a trailer for transporting equipment for testing as well as other lab equipment.

During the first nine months of 2026, the net cash inflow from financing activities was approximately $3,360,000. This amount consisted of $3,500,000 of proceeds received in advance of equity issuance, $50,000 received from the exercise of options and warrants offset by approximately $135,000 of payments made on loans as well as $55,000 tax withholdings related to the share settlement of RSUs.

Subsequent to September 30 2026, the company entered into a Settlement Agreement and Release of Claims with in settlement of litigation claims by the company against two parties which are described in greater detail under “PART II, ITEM 1. LEGAL PROCEEDINGS” in this Quarterly Report on Form 10-Q. The agreement calls for a cash payment by GKN and Whalen to the company in the amount of $415,000 as well as the return to the company of 8,900 shares of the company’s common stock held by Whalen. The amount of cash to be realized by the company from this agreement will be net of any legal fees remaining uninvoiced and unpaid on the matter.

The company’s existence depends upon management’s ability to develop profitable operations. Management is devoting substantially all of its time and effort to developing our business and raising capital, as needed, and cannot be certain that these efforts will result in profitable operations or enable it to overcome future liquidity concerns. Management continues to explore possible financing opportunities through discussions with investment bankers and private investors but may be unable to to secure financing on terms it considers favorable. The accompanying consolidated financial statements do not include any adjustments that might result should the company be unable to continue as a going concern.

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

None.

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

With the assistance of independent consultants, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2026, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. This assessment also took into consideration a material weakness cited by our auditors. In particular, our auditors noted lack of segregation of duties and written policies and procedures within the accounting functions and evidence of control review in that we have not designed such policies and procedures at a sufficient level to support the operating effectiveness of controls to prevent and detect potential error. To mitigate this weakness, in 2025, the company retained the services of an independent consulting firm to conduct an assessment of our internal controls, gap analysis, and remediation recommendations. Based on our assessment under the criteria described above, the Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of September 30, 2026.

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

Changes in Internal Controls Over Financial Reporting

Other than work on remedial measures set forth above under Management’s Report on Internal Controls over Financial Reporting, there has been no material change in Applied Energetics’ internal control over financial reporting for the quarter ended September 30, 2026, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 15, 2021, the company filed a complaint in the United States District Court, Southern District of New York, against Gusrae, Kaplan & Nusbaum (GKN) and Ryan Whalen for malpractice and breach of New York Rules of Professional Conduct by both parties as former counsel to the company. On May 28, 2021, GKN and Mr. Whalen filed a motion to dismiss the complaint. On June 25, 2021, the company filed an opposition to the motion. On July 13, 2021, GKN and Mr. Whalen filed their reply brief. On March 30, 2022, United States Magistrate Judge Debra Freeman signed an order denying the motion of GKN and Mr. Whalen to dismiss the company’s claim for malpractice and for rescission of the shares-for-fees agreement under which GKN and Whalen received 1,242,710 shares of the company’s common stock. The motion was partially granted as to the separate claim for violation of NYRPC 1.7 and 1.8 because the court found that it was duplicative of the malpractice claim. Motions for summary judgment in the case are fully briefed, and the judge held oral arguments on August 7, 2025. On September 17, 2025, the court issued an Opinion and Order denying both parties’ motions for Summary Judgment. The parties participated in a mediation on April 23, 2026, which did not result in a settlement at that time. However, the parties entered into a Settlement Agreement and Release of Claims which was fully executed November 10, 2026. The agreement calls for a cash payment by GKN and Whalen to the company in the amount of $415,000 as well as the return to the company of 8,900 shares of the company’s common stock held by Whalen. The agreement also provides for releases of claims by both parties and mutual non-disclosure (except as required by SEC regulations). Within 21 days of receipt of the executed agreement and related deliverables by the company, the agreement provides for GKN and Whalen to deliver the cash payment to the company and have the shares transmitted to the company’s transfer agent. Within five business days of receipt of the cash and shares, the agreement provides for the company to file a Stipulation of Dismissal with the court.

The company may, from time to time, be involved in legal proceedings arising from the normal course of business.

ITEM 1A. RISK FACTORS

For a discussion of the risk factors affecting the company, see Part I, Item 1A “Risk Factors" in the 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The company has reported all information pertaining to issuances of any equity securities sold during the period covered by this Quarterly Report on Form 10-Q in previously filed reports on Forms 10-K, 10-Q or 8-K. During the period covered, however, the company received proceeds during the period covered in the amount of $3.5 million, with respect to a then-anticipated issuance of equity securities, which it recorded as a liability. Subsequent thereto, upon receipt of an additional $2.1 million it completed this round of funding with the placement of 7,468,446 shares of its common stock, par value $0.001 per share, some of which were underlying pre-funded common stock purchase warrants, in a private sale to individual purchasers at a price of $0.75 per share (or $0.749 per underlying share for pre-funded warrants), for aggregate proceeds in the amount of $5,600,000. The pre-funded warrants are exercisable immediately at a price of $0.001 per share but may not be executed in any amount which would cause the holder thereof to beneficially own in excess of 4.99% of the company’s common stock. The company has agreed to use its best efforts to include the shares for registration with the Securities and Exchange Commission in the registration statement it files. All of the purchasers are accredited, sophisticated investors, and the issuance of the shares was not in connection with any public offering in accordance with Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

No new 10b5-1 Trading Plans were established by officers or directors during the nine months ended September 30, 2026.

Entry into Material Definitive Agreement

The company entered into a Settlement Agreement and Release of Claims with Ryan Whalen (“Whalen”) and Gusrae, Kaplan, and Nussbaum (“GKN”), which was fully executed November 10, 2026, in settlement of claims by the company against Whalen and GKN which are described in greater detail under “PART II, ITEM 1. LEGAL PROCEEDINGS” in this Quarterly Report on Form 10-Q. The agreement calls for a cash payment by GKN and Whalen to the company in the amount of $415,000 as well as the return to the company of 8,900 shares of the company’s common stock held by Whalen. The agreement also provides for releases of claims by both parties and mutual non-disclosure (except as required by SEC regulations). Within 21 days of receipt of the executed agreement and related deliverables by the company, the agreement provides for GKN and Whalen to deliver the cash payment to the company and have the shares transmitted to the company’s transfer agent. Within five business days of receipt of the cash and shares, the agreement provides for the company to file a Stipulation of Dismissal with the court.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Settlement Agreement and Waiver of Claims
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED ENERGETICS, INC.

	By:	/s/ Christopher Donaghey
Christopher Donaghey, President and Chief Executive Officer and Principal Financial Officer

Date: November 13, 2026

APPLIED ENERGETICS, INC.

	By:	/s/ Warren Spector
Warren Spector,
Chief Financial Officer and
Principal Accounting Officer

Date: November 13, 2026